Form 10-Q
period 2014-03-31
First Foundation Inc.
filed 2014-05-14
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-55090

FIRST FOUNDATION INC.

(Exact name of Registrant as specified in its charter)

California	20-8639702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

18101 Von Karman Avenue, Suite 700 Irvine, CA 92612	92612
(Address of principal executive offices)	(Zip Code)

(949) 202-4160

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed, since last year)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.) (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

7,733,514 shares of Common Stock, par value $0.001 per share, as of May 1, 2014

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2014

TABLE OF CONTENTS

		Exhibit No.

Part I. Financial Information

Item 1.	Financial Statements	1

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32

Item 4.	Controls and Procedures	32

Part II. Other Information

Item 1A	Risk Factors	32

Item 2A	Unregistered Sales of Equity Securities and Use of Proceeds

Item 5	Other Information	32

Item 6	Exhibits	33

SIGNATURES		S-1

EXHIBITS		E-1

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2014	December 31, 2013
	(unaudited)
ASSETS

Cash and cash equivalents	$50,287	$56,954
Securities available-for-sale (“AFS”)	73,257	59,111
Loans, net of deferred fees	948,844	903,645
Allowance for loan and lease losses (“ALLL”)	(10,150)	(9,915)
Net loans	938,694	893,730

Premises and equipment, net	2,978	3,249
Investment in FHLB stock	6,580	6,721
Deferred taxes	11,200	12,052
Real estate owned (“REO”)	1,875	375
Other assets	5,477	5,168
Total Assets	$1,090,348	$1,037,360

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$854,684	$802,037
Borrowings	140,875	141,063
Accounts payable and other liabilities	5,948	7,498
Total Liabilities	1,001,507	950,598

Commitments and contingencies	-	-
Shareholders’ Equity
Common Stock, par value $.001: 20,000,000 shares authorized; 7,733,514 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	8	8
Additional paid-in-capital	76,480	76,334
Retained earnings	13,452	11,990
Accumulated other comprehensive income (loss), net of tax	(1,099)	(1,570)
Total Shareholders’ Equity	88,841	86,762

Total Liabilities and Shareholders’ Equity	$1,090,348	$1,037,360

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	For the Quarter Ended March 31,
	2014	2013
Interest income:
Loans	$10,104	$8,919
Securities	392	23
Fed funds sold and interest-bearing deposits	179	62
Total interest income	10,675	9,004

Interest expense:
Deposits	804	782
Borrowings	121	30
Total interest expense	925	812

Net interest income	9,750	8,192

Provision for loan losses	235	622

Net interest income after provision for loan losses	9,515	7,570

Noninterest income:
Asset management, consulting and other fees	5,039	4,286
Other income	512	247
Total noninterest income	5,551	4,533

Noninterest expense:
Compensation and benefits	8,480	7,252
Occupancy and depreciation	1,828	1,323
Professional services and marketing costs	1,249	1,045
Other expenses	989	776
Total noninterest expense	12,546	10,396

Income before taxes on income	2,520	1,707
Taxes on income	1,058	649
Net income	$1,462	$1,058

Net income per share:
Basic	$0.19	$0.14
Diluted	$0.18	$0.14
Shares used in computation:
Basic	7,733,514	7,376,988
Diluted	8,094,814	7,613,234

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	For the Quarter Ended March 31,
	2014	2013

Net income	$1,462	$1,058

Other comprehensive income:
Unrealized holding gains (losses) on securities arising during the period	800	214
Other comprehensive income before tax	800	214
Income tax (expense) benefit related to items of other comprehensive income	(329)	(90)
Other comprehensive income	471	124

Total comprehensive income	$1,933	$1,182

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Quarter Ended March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$1,462	$1,058
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	235	622
Stock–based compensation expense	146	156
Depreciation and amortization	328	210
Deferred tax provision	523	532
Increase (decrease) in other assets	(277)	261
Increase in accounts payable and other liabilities	(1,550)	(2,660)
Net cash provided by operating activities	867	179

Cash Flows from Investing Activities:
Net increase in loans	(46,699)	(42,885)
Purchase of securities AFS	(13,983)	(24,897)
Maturity / sale / payments – securities AFS	605	5,515
Redemption of FHLB stock, net	141	853
Purchase of premises and equipment	(57)	(98)
Net cash used in investing activities	(59,993)	(61,512)

Cash Flows from Financing Activities:
Increase in deposits	52,647	55,087
FHLB Advances – net change	(15,000)	(15,000)
Proceeds – term note	15,000	-
Principal payments – term note	(188)	-
Proceeds from sale of stock, net	-	581
Net cash provided by financing activities	52,459	40,668

Increase (decrease) in cash and cash equivalents	(6,667)	(20,665)
Cash and cash equivalents at beginning of year	56,954	63,108
Cash and cash equivalents at end of period	$50,287	$42,443

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$855	$717
Income taxes	$100	$1,175
Noncash transactions:
Chargeoffs against allowance for loans losses	$-	$752
Transfer of foreclosed loan to REO	$1,500	$-

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2014 - UNAUDITED

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements include First Foundation Inc. (“FFI”) and its wholly owned subsidiaries: First Foundation Advisors (“FFA”), First Foundation Bank (“FFB” or the “Bank”) and First Foundation Insurance Services (“FFIS”), a wholly owned subsidiary of FFB (collectively referred to as the “Company”). All inter-company balances and transactions have been eliminated in consolidation. The results of operations reflect any interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The results for the 2014 interim periods are not necessarily indicative of the results expected for the full year.

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

The accompanying unaudited consolidated financial statements include all information and footnotes required for interim financial statement presentation. The financial information provided herein is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report which contains the latest available audited consolidated financial statements and notes thereto, as of December 31, 2013.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2014 presentation.

Accounting pronouncements: In January 2014, the FASB issued ASU No. 2014-04,"Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure. "The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's Consolidated Financial Statements.

NOTE 2: FAIR VALUE

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2014 – UNAUDITED

NOTE 2: FAIR VALUE – (Continued)

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
March 31, 2014:
Assets:
Cash and cash equivalents	$50,287	$50,287	$-	$-	$50,287
Securities AFS	73,257	-	73,257	-	73,257
Loans	938,694	-	-	985,195	985,195
Investment in FHLB stock	6,580	-	-	6,580	6,580

Liabilities:
Deposits	854,684	579,932	274,745	-	854,677
Borrowings	140,875	-	119,000	21,875	140,875

December 31, 2013:
Assets:
Cash and cash equivalents	$56,954	$56,954	$-	$-	$56,954
Securities AFS	59,111	-	59,111	-	59,111
Loans	893,730	-	-	933,695	933,695
Investment in FHLB stock	6,721	-	-	6,721	6,721

Liabilities:
Deposits	802,037	556,171	245,920	-	802,091
Borrowings	141,063	-	134,000	7,063	141,063

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2014 – UNAUDITED

NOTE 2: FAIR VALUE – (Continued)

Borrowings: The carrying value of overnight FHLB advances approximates fair values because of the short-term maturity of this instrument, resulting in a Level 2 classification. The $21.9 million term loan is a variable rate loan for which the rate adjusts quarterly, and as such, its fair value is based on its carrying value resulting in a Level 3 classification.

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

The following table provides quantitative information about the Company’s nonrecurring Level 3 fair value measurements of its REO as of:

(dollars in thousands)	Valuation Technique	Unobservable Input	Estimate Used	Fair Value
March 31, 2014:
Undeveloped land	Third Party Appraisal	Selling costs	9.0%	$1,875

December 31, 2013:
Undeveloped land	Third party appraisal	Selling costs	9.0%	$375

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

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized			Estimated
(dollars in thousands)	Cost	Gains	Losses		Fair Value
March 31, 2014:
US Treasury securities	$300	$-	$		$300
FNMA and FHLB Agency notes	10,496	-		(528)	9,968
Agency mortgage-backed securities	64,329	108		(1,448)	62,989
Total	$75,125	$108		$(1,976)	$73,257

December 31, 2013:
US Treasury securities	$300	$-		$-	$300
FNMA and FHLB Agency notes	10,496	-		(716)	9,780
Agency mortgage-backed securities	50,983	-		(1,952)	49,031
Total	$61,779	$-		$(2,668)	$59,111

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2014 – UNAUDITED

NOTE 3: SECURITIES – (Continued)

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations.

All unrealized losses had been in a continuous loss position less than 12 months as of March 31, 2014. Unrealized losses on FNMA and FHLB agency notes and agency mortgage-backed securities have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach maturity.

The scheduled maturity of securities AFS and the related weighted average yield is as follows as of March 31, 2014:

(dollars in thousands)	Less than 1 Year	1 Through 5 years		5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$300		$-	$-	$-	$300
FNMA and FHLB Agency notes	-		-	10,496	-	10,496
Total	$300	$		$10,496	$-	$10,796
Weighted average yield	0.21%		0.00%	1.78%	0.00%	1.74%

Estimated Fair Value:
US Treasury securities	$300		$-	$-	$-	$300
FNMA and FHLB Agency notes	-		-	9,968	-	9,968
Total	$300		$-	$9,968	$-	$10,268

Agency mortgage backed securities are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities as of March 31, 2014 was 2.57%.

NOTE 4: LOANS

The following is a summary of our loans as of:

(dollars in thousands)	March 31, 2014	December 31, 2013
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$401,877	$405,984
Single family	263,922	227,096
Total real estate loans secured by residential properties	665,799	633,080
Commercial properties	166,290	154,982
Land and construction	2,345	3,794
Total real estate loans	834,434	791,856
Commercial and industrial loans	97,248	93,255
Consumer loans	17,201	18,484
Total loans	948,883	903,595
Premiums, discounts and deferred fees and expenses	(39)	50
Total	$948,844	$903,645

As of March 31, 2014 and December 31, 2013, the principal balances shown above are net of unaccreted discount related to loans acquired in an acquisition of $2.1 million and $3.1 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2014 – UNAUDITED

NOTE 4: LOANS – (Continued)

In 2012, the Company purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	March 31, 2014	December 31, 2013
Outstanding principal balance:
Loans secured by real estate:
Commercial properties	$5,007	$5,543
Land	-	2,331
Total real estate loans	5,007	7,874
Commercial and industrial loans	2,467	2,489
Consumer loans	257	260
Total loans	7,731	10,623
Unaccreted discount on purchased credit impaired loans	(1,921)	(2,945)
Total	$5,810	$7,678

Accretable yield, or income expected to be collected on purchased credit impaired loans, is as follows as of:

(dollars in thousands)	March 31, 2014	December 31, 2013

Beginning balance	$2,349	$1,531
Accretion of income	(200)	(730)
Reclassifications from nonaccretable difference	-	1,879
Disposals	-	(331)
Ending balance	$2,149	$2,349

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
March 31, 2014:
Real estate loans:
Residential properties	$-	$-	$-	$3,057	$3,057	$662,742	$665,799
Commercial properties	338	-	-	598	936	165,354	166,290
Land and construction	-	-	-	-	-	2,345	2,345
Commercial and industrial loans	959	-	2,950	344	4,253	92,995	97,248
Consumer loans	-	-	-	130	130	17,071	17,201
Total	$1,297	$-	$2,950	$4,129	$8,376	$940,507	$948,883

Percentage of total loans	0.14%	0.00%	0.31%	0.44%	0.88%

December 31, 2013:
Real estate loans:
Residential properties	$-	$-	$-	$1,820	$1,820	$631,260	$633,080
Commercial properties	-	-	417	598	1,015	153,967	154,982
Land and construction	-	-	1,480	-	1,480	2,314	3,794
Commercial and industrial loans	-	2,744	1,315	344	4,403	88,852	93,255
Consumer loans	-	-	-	132	132	18,352	18,484
Total	$-	$2,744	$3,212	$2,894	$8,850	$894,745	$903,595

Percentage of total loans	0.00%	0.30%	0.36%	0.32%	0.98%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2014 – UNAUDITED

NOTE 4: LOANS – (Continued)

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

As of March 31, 2014 and December 31, 2013, the Company had one loan with a balance of $0.1 million classified as a troubled debt restructurings (“TDR”) which is included as nonaccrual in the table above. This loan was classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loan.

NOTE 5: ALLOWANCE FOR LOAN LOSSES

The following is a rollforward of the Bank’s allowance for loan losses for the quarters ended March 31:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
2014:
Real estate loans:
Residential properties	$6,157	$98	$-	$-	$6,255
Commercial properties	1,440	153	-	-	1,593
Commercial and industrial loans	2,149	8	-	-	2,157
Consumer loans	169	(24)	-	-	145
Total	$9,915	$235	$-	$-	$10,150

2013:
Real estate loans:
Residential properties	$4,355	$507	$-	$-	$4,862
Commercial properties	936	(109)	-	-	827
Commercial and industrial loans	2,841	311	(752)	-	2,400
Consumer loans	208	(87)	-	-	121
Total	$8,340	$622	$(752)	$-	$8,210

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2014 – UNAUDITED

NOTE 5: ALLOWANCE FOR LOAN LOSSES – (Continued)

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
March 31, 2014:
Allowance for loan losses:
Real estate loans:
Residential properties	$-	$6,255	$-	$6,255	$34
Commercial properties	190	1,403	-	1,593	269
Land and construction	-	-	-	-	14
Commercial and industrial loans	895	1,262	-	2,157	117
Consumer loans	-	145	-	145	11
Total	$1,085	$9,065	$-	$10,150	$445
Loans:
Real estate loans:
Residential properties	$3,484	$662,315	$-	$665,799	$3,428
Commercial properties	817	161,738	3,735	166,290	23,775
Land and construction	-	2,345	-	2,345	1,784
Commercial and industrial loans	2,968	92,248	2,032	97,248	10,505
Consumer loans	-	17,158	43	17,201	153
Total	$7,269	$935,804	$5,810	$948,883	$39,645

December 31, 2013:
Allowance for loan losses:
Real estate loans:
Residential properties	$-	$6,157	$-	$6,157	$36
Commercial properties	190	1,250	-	1,440	290
Land and construction	-	-	-	-	26
Commercial and industrial loans	925	1,224	-	2,149	126
Consumer loans	-	169	-	169	11
Total	$1,115	$8,800	$-	$9,915	$489
Loans:
Real estate loans:
Residential properties	$2,248	$630,832	$-	$633,080	$3,449
Commercial properties	821	150,053	4,108	154,982	23,968
Land and construction	-	2,314	1,480	3,794	1,939
Commercial and industrial loans	2,999	88,209	2,047	93,255	10,354
Consumer loans	-	18,441	43	18,484	160
Total	$6,068	$889,849	$7,678	$903,595	$39,870

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in the Merger that were not classified as purchased impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balance of the related loans. The unaccreted credit component discount is equal to 1.12% and 1.23% of the stated principal balance of these loans as of March 31, 2014 and December 31, 2013, respectively. In addition to this unaccreted credit component discount, an additional $0.2 million of the ALLL has been provided for these loans as of March 31, 2014.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2014 – UNAUDITED

NOTE 5: ALLOWANCE FOR LOAN LOSSES – (Continued)

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
March 31, 2014:
Real estate loans:
Residential properties	$662,315	$-	$-	$3,484	$665,799
Commercial properties	161,739	-	3,734	817	166,290
Land and construction	2,345	-	-	-	2,345
Commercial and industrial loans	92,213	35	2,032	2,968	97,248
Consumer loans	17,028	-	173	-	17,201
Total	$935,640	$35	$5,939	$7,269	$948,883

December 31, 2013:
Real estate loans:
Residential properties	$630,832	$-	$-	$2,248	$633,080
Commercial properties	150,053	-	4,108	821	154,982
Land and construction	2,314	-	1,480	-	3,794
Commercial and industrial loans	88,166	43	2,047	2,999	93,255
Consumer loans	18,309	-	175	-	18,484
Total	$889,674	$43	$7,810	$6,068	$903,595

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2014 – UNAUDITED

NOTE 5: ALLOWANCE FOR LOAN LOSSES – (Continued)

Impaired loans evaluated individually and any related allowance is as follows as of :

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
March 31, 2014:
Real estate loans:
Residential properties	$3,485	$3,484	$-	$-	$-
Commercial properties	219	219	598	598	190
Land and construction	-	-	-	-	-
Commercial and industrial loans	-	-	2,968	2,968	895
Consumer loans	-	-	-	-	-
Total	$3,704	$3,703	$3,566	$3,566	$1,085

December 31, 2013:
Real estate loans:
Residential properties	$2,248	$2,248	$-	$-	$-
Commercial properties	223	223	598	598	190
Land and construction	-	-	-	-	-
Commercial and industrial loans	-	-	2,999	2,999	925
Consumer loans	-	-	-	-	-
Total	$2,471	$2,471	$3,597	$3,597	$1,115

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the:

	Quarter Ending March 31, 2014		Year Ending December 31, 2013
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$2,660	$8	$2,250	$32
Commercial properties	819	5	323	22
Land and construction	-	-	-	-
Commercial and industrial loans	3,009	40	2,690	168
Consumer loans	-	-	-	-
Total	$6,488	$53	$5,263	$222

There was no interest income recognized on a cash basis in either 2014 or 2013 on impaired loans.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2014 – UNAUDITED

NOTE 6: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$225,473	-	$217,782	-
Interest-bearing	228,587	0.497%	217,129	0.504%
Money market and savings	125,872	0.496%	121,260	0.499%
Certificates of deposits	274,752	0.557%	245,866	0.606%
Total	$854,684	0.385%	$802,037	0.398%

At March  31, 2014, of the $258.9 million of certificates of deposits of $100,000 or more, $233.2 million mature within one year and $25.7 million mature after one year. Of the $15.9 million of certificates of deposit of less than $100,000, $13.7 million mature within one year and $2.2 million mature after one year. At December 31, 2013, of the $229.9 million of certificates of deposits of $100,000 or more, $207.7 million mature within one year and $22.2 million mature after one year. Of the $15.9 million of certificates of deposit of less than $100,000, $13.6 million mature within one year and $2.3 million mature after one year.

NOTE 7: BORROWINGS

At March 31, 2014, our borrowings consisted of $119.0 million of overnight FHLB advances and a $21.9 million note payable by FFI. At December 31, 2013, our borrowings consisted of $134.0 million of overnight FHLB advances and a $7.1 million note payable by FFI. The FHLB advances were paid in full in the early part of April 2014 and January 2014, respectively, and bore interest rates of 0.11% and 0.06%, respectively. Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis.

In the second quarter of 2013, FFI entered into a loan agreement to borrow $7.5 million for a term of five years. This note bears interest at a rate of ninety day Libor plus 4.0% per annum. In the first quarter of 2014, FFI entered into an amendment to this loan agreement pursuant to which we obtained an additional $15,000,000 of borrowings. As a result, as of March 31, 2014, the outstanding principal amount of the loan was $21,875,000. The First Amendment did not alter any of the terms of the Loan Agreement or the loan, other than the $15,000,000 increase in the principal amount of the loan and a corresponding increase in the amount of the monthly installments of principal and interest payable on the Loan. The amended loan agreement requires us to make monthly payments of principal of $0.2 million plus interest, with a final payment of the unpaid principal balance, in the amount of approximately $12.1 million, plus accrued but unpaid interest, at the maturity date of the loan in May 2018. We have the right, in our discretion, to prepay the loan at any time in whole or, from time to time, in part, without any penalties or premium. We are required to meet certain financial covenants during the term of the loan. As security for our repayment of the loan, we pledged all of the common stock of FFB to the lender.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2014 – UNAUDITED

NOTE 8: EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock that would then share in earnings.

The following table sets forth the Company’s unaudited earnings per share calculations for the quarters ended March 31:

	2014		2013
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$1,462	$1,462	$1,058	$1,058

Basic common shares outstanding	7,733,514	7,733,514	7,376,988	7,376,988
Effect of options and restricted stock		361,300		236,246
Diluted common shares outstanding		8,094,814		7,613,234

Earnings per share	$0.19	$0.18	$0.14	$0.14

Based on a weighted average basis, options to purchase 66,125 and 627,857 shares of common stock were excluded for the quarters ended March 31, 2014 and 2013, respectively, because their effect would have been anti-dilutive.

NOTE 9: SEGMENT REPORTING

For the quarters ending March 31, 2014 and 2013, the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the quarters ending March 31:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2014:
Interest income	$10,675	$-	$-	$10,675
Interest expense	851	-	74	925
Net interest income	9,824	-	(74)	9,750
Provision for loan losses	235	-	-	235
Noninterest income	1,042	4,625	(116)	5,551
Noninterest expense	6,942	4,842	762	12,546
Income (loss) before taxes on income	$3,689	$(217)	$(952)	$2,520

2013:
Interest income	$9,004	$-	$-	$9,004
Interest expense	812	-	-	812
Net interest income	8,192	-	-	8,192
Provision for loan losses	622	-	-	622
Noninterest income	819	3,816	(102)	4,533
Noninterest expense	5,612	4,325	459	10,396
Income (loss) before taxes on income	$2,777	$(509)	$(561)	$1,707

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our results of operations in the quarter ended March 31, 2014 as compared to our results of operations in the quarter ended March 31, 2013; our financial condition at March 31, 2014 as compared to our financial condition at December 31, 2013; This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report. This information is intended to facilitate the understanding and assessment of significant changes and trends related to our results of operations or financial condition. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations.

Forward Looking Statements

Statements contained in this report that are not historical facts or that discuss our expectations, beliefs or views regarding our future financial performance or future financial condition, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.”  Such forward-looking statements are based on current information that is available to us, and on assumptions that we make, about future events or economic or financial conditions or trends over which we do not have control.  In addition, our businesses and the markets in which we operate are subject to a number of risks and uncertainties.  Those risks and uncertainties, and unexpected future events, could cause our financial condition or actual operating results in the future to differ significantly from our expected financial condition and operating results that are set forth in the forward looking statements contained in this report.

The principal risks and uncertainties to which our businesses are subject are discussed in Item 1A in our Annual Report on Form 10-K for our fiscal year ended December 31, 2013 (our “2013 10-K”) that we filed with the Securities and Exchange Commission (the “SEC”) on March 25, 2014, and in this Item 2 below.  Therefore, you are urged to read not only the information contained in this Item 2, but also the risk factors and other cautionary information contained in Item 1A of our 2013 10-K, which qualify the forward looking statements contained in this report.

Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2013 10-K or any other of our filings previously made with the SEC, except as may otherwise be required by applicable law or government regulations.

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

Recent Developments and Overview

In the second quarter of 2013, we entered into a loan agreement to borrow $7.5 million for a term of five years. This note bears interest at a rate of ninety day Libor plus 4.0% per annum. In the first quarter of 2014, we entered into an amendment to this loan agreement pursuant to which we obtained an additional $15,000,000 of borrowings. As a result, as of March 31, 2014, the outstanding principal amount of the loan was $21,875,000. This amendment did not alter any of the terms of the loan agreement or the loan, other than the $15,000,000 increase in the principal amount of the loan and a corresponding increase in the amount of the monthly installments of principal and interest payable on the Loan. The amended loan agreement requires us to make monthly payments of principal of $0.2 million plus interest, with a final payment of the unpaid principal balance, in the amount of approximately $12.1 million, plus accrued but unpaid interest, at the maturity date of the loan in May 2018. We have the right, in our discretion, to prepay the loan at any time in whole or, from time to time, in part, without any penalties or premium. We are required to meet certain financial covenants during the term of the loan. As security for our repayment of the loan, we pledged all of the common stock of FFB to the lender. See “Financial Condition—Term Loan” below for additional information regarding this loan.

We have continued to grow both our Banking and Wealth Management operations. Comparing the first quarter of 2014 to the first quarter of 2013, we have increased our revenues (net interest income and noninterest income) by 20%. This growth in revenues is the result of the growth in Banking’s total interest-earning assets and the growth in Wealth Management’s AUM. During the first quarter of 2014, total loans and total deposits in Banking increased 5% and 7%, respectively, while the AUM in Wealth Management increased by $203 million or 8% and totaled $2.80 billion as of March 31, 2014. The growth in AUM includes the addition of $158 million of net new accounts and $66 million of gains realized in client accounts during the first quarter of 2014.

The results of operations for Banking reflect the benefits of this growth as income before taxes for Banking increased $0.9 million from $2.8 million in the first quarter of 2013 to $3.7 million in the first quarter of 2014. Because we continue to add new staff and locations as part of our business plan, the increases in our revenues in Wealth Management were partially offset by increases in noninterest expenses. On a consolidated basis, our earnings before taxes increased from $1.7 million in the first quarter of 2013 to $2.5 million in the first quarter of 2014.

Results of Operations

Our net income for the first quarter of 2014 was $1.5 million, as compared to $1.1 million for first quarter of 2013. Income before taxes was $2.5 million in the first quarter of 2014 as compared to $1.7 million in the first quarter of 2013. The effective tax rate increased to 42.0% in the first quarter of 2014 as compared to 38.0% in the first quarter of 2013 due in part to the elimination of certain credits under California tax laws. The following is a comparison of our income before taxes between the first quarter of 2014 and first quarter of 2013.

The following tables show key operating results for each of our business segments for the quarters ended March 31:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2014:
Interest income	$10,675	$-	$-	$10,675
Interest expense	851	-	74	925
Net interest income	9,824	-	(74)	9,750
Provision for loan losses	235	-	-	235
Noninterest income	1,042	4,625	(116)	5,551
Noninterest expense	6,942	4,842	762	12,546
Income (loss) before taxes on income	$3,689	$(217)	$(952)	$2,520
2013:
Interest income	$9,004	$-	$-	$9,004
Interest expense	812	-	-	812
Net interest income	8,192	-	-	8,192
Provision for loan losses	622	-	-	622
Noninterest income	819	3,816	(102)	4,533
Noninterest expense	5,612	4,325	459	10,396
Income (loss) before taxes on income	$2,777	$(509)	$(561)	$1,707

The primary sources of revenue for Banking are net interest income, fees from its deposits, trust and insurance services, and certain loan fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of AUM and fees charged for consulting and administrative services. Compensation and benefit costs, which represent the largest component of noninterest expense accounted for 65% and 77%, respectively, of the total noninterest expense for Banking and Wealth Management in the first quarter of 2014.

General. Consolidated income before taxes increased $0.8 million in the first quarter of 2014 as compared to the first quarter of 2013 as a result of an increase in income before taxes for Banking and a decrease in loss before taxes for Wealth Management, which were partially offset by increases in corporate expenses. Income before taxes in Banking was $3.7 million in the first quarter of 2014 as compared to $2.8 million in the first quarter of 2013 as higher net interest income, a lower provision for loan losses and higher noninterest income was partially offset by higher noninterest expenses. As a result of higher noninterest income, which was only partially offset by higher noninterest expenses, the loss before taxes for Wealth Management was $0.3 million lower in the first quarter of 2014 as compared to the first quarter of 2013. Our operating losses in Wealth Management are due in part to our continued investment in new relationship managers which are a key component in growing our revenues. Typically, it takes up to three years to realize enough revenues to cover the costs associated with hiring and retaining a new relationship manager. Corporate expenses were $0.4 million higher in the first quarter of 2014 as compared to the first quarter of 2013 due to interest costs on the term loan entered into in the second quarter of 2013, increased allocations of compensation costs from FFB and increased contributions made under our community support programs.

Net Interest Income. The following tables set forth information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields on those assets; (ii) the total dollar amount of interest expense and the average rate of interest on our interest-bearing liabilities; (iii) net interest income; (iv) net interest rate spread; and (v) net yield on interest-earning assets for the quarter ended March 31:

	2014			2013
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$925,893	$10,104	4.37%	$757,781	$8,919	4.72%
Securities and FHLB Stock	63,675	392	2.46%	8,748	23	1.08%
Fed funds and deposits	49,267	179	1.48%	28,274	62	0.89%
Total interest-earning assets	1,038,835	10,675	4.12%	794,803	9,004	4.54%

Noninterest-earning assets:
Nonperforming assets	3,112			2,290
Other	16,410			15,318
Total assets	$1,058,357			$812,411

Interest-bearing liabilities:
Demand deposits	$221,199	278	0.51%	$110,674	150	0.55%
Money market and savings	124,945	151	0.49%	91,737	106	0.47%
Certificates of deposit	255,267	375	0.60%	312,778	526	0.68%
Total interest-bearing deposits	601,411	804	0.54%	515,189	782	0.62%
Borrowings	151,582	121	0.32%	58,322	30	0.21%
Total interest-bearing liabilities	752,993	925	0.50%	573,511	812	0.57%

Noninterest-bearing liabilities:
Demand deposits	210,330			158,194
Other liabilities	7,200			6,596
Total liabilities	970,523			739,373
Stockholders’ equity	87,834			74,110
Total liabilities and equity	$1,058,357			$812,411

Net Interest Income		$9,750			$8,192

Net Interest Rate Spread			3.62%			3.97%

Net Yield on Interest-earning Assets			3.76%			4.13%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes between the first quarter of 2014 as compared to first quarter of 2013.

	Increase (Decrease) due to		Net Increase (Decrease)
(dollars in thousands)	Volume	Rate

Interest earned on:
Loans	$1,870	$(685)	$1,185
Securities and FHLB Stock	307	62	369
Fed funds and deposits	60	57	117
Total interest-earning assets	2,237	(566)	1,671

Interest paid on:
Demand deposits	141	(13)	128
Money market and savings	40	5	45
Certificates of deposit	(88)	(63)	(151)
Borrowings	67	24	91
Total interest-bearing liabilities	160	(47)	113

Net interest income	$2,077	$(520)	$1,558

Net interest income increased 19% from $8.2 million in the first quarter of 2013 to $9.8 million in the first quarter of 2014 because of a 32% increase in interest-earning assets, which was partially offset by a decrease in our net interest rate spread. The decrease in the net interest rate spread from 3.97%  in the first quarter of 2013 to 3.62% in the first quarter of 2014 was due to a decrease in yield on total interest-earning assets which was partially offset by a decrease in rates paid on interest-bearing liabilities. The decrease in yield on interest-earning assets reflected the decrease in interest rates in the overall market, prepayments of higher yielding loans, and an increase in the proportion of lower yielding securities and deposits to total interest-earning assets. The decrease in rates on interest-bearing liabilities from 0.57% in the first quarter of 2013 to 0.50% in in the first quarter of 2014 was due to decreases in market interest rates on deposits and an increase in the proportion of lower rate borrowings, which were partially offset by increased borrowing costs related to interest on the FFI term loan.

Provision for loan losses. The provision for loan losses represents our determination of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of our provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. The provision for loan losses was $0.2 million in the first quarter of 2014 as compared to $0.6 million in the first quarter of 2013. The decrease in the provision for loan losses in the first quarter of 2014 as compared to the first quarter of 2013 was the result of reductions in estimated loss assumptions and the lower amount of chargeoffs. We did not recognized any chargeoffs in the first quarter of 2014, as compared to the $0.8 million of chargeoffs we recognized in the first quarter of 2013.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, prepayment and late fees charged on loans, insurance commissions and intercompany fees charged for services provided to Wealth Management. The following table provides a breakdown of noninterest income for Banking for the quarters ended March 31:

(dollars in thousands)	2014	2013

Trust fees	$487	$527
Deposit charges	93	92
Prepayment fees	116	54
Other	346	146
Total noninterest income	$1,042	$819

The $0.2 million increase in noninterest income for Banking in the first quarter of 2014 as compared to the first quarter of 2013 was due primarily to a $0.2 million increase in insurance commissions as there was larger cases closed in the first quarter of 2014 as compared to the first quarter of 2013.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services, as well as fees for administration services provided to family foundations and private charitable organizations. The following table provides a breakdown of noninterest income for Wealth Management for the quarters ended March 31:

(dollars in thousands)	2014	2013

Asset management fees	$4,368	$3,552
Consulting and administration fees	263	270
Other	(6)	(6)
Total noninterest income	$4,625	$3,816

The $0.8 million increase in noninterest income in Wealth Management in the first quarter of 2014 as compared to the first quarter of 2013 was primarily due to increases in asset management fees of 23%. That increase was primarily due to the 16% increase in the AUM balances used for computing the asset management fees in 2014 as compared to 2013.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the quarters ended March 31:

	Banking		Wealth Management
(dollars in thousands)	2014	2013	2014	2013

Compensation and benefits	$4,520	$3,844	$3,728	$3,313
Occupancy and depreciation	1,284	926	515	393
Professional services and marketing	503	371	464	456
Other expenses	635	471	135	163
Total noninterest expense	$6,942	$5,612	$4,842	$4,325

The $1.3 million increase in noninterest expense in Banking in the first quarter of 2014 as compared to the first quarter of 2013 was due primarily to increases in staffing and costs associated with FFB’s higher balances of loans and deposits and our continuing expansion. Compensation and benefits for Banking increased $0.7 million during in the first quarter of 2014 as compared to the first quarter of 2013 as the number of full-time equivalent employees, (“FTE”) in Banking increased to 136.3 during the first quarter of 2014 from 112.8 during the first quarter of 2013. The $0.4 million increase in occupancy and depreciation costs for Banking in the first quarter of 2014 as compared to the first quarter of 2013 was due to the one additional office being open during the first quarter of 2014 as compared to the first quarter of 2013 and the expansion into additional space at the administrative office in the second quarter of 2013. For Banking, the combined $0.3 million increase in professional services and marketing, which includes costs for legal, accounting, consulting and information technology services, as well as management fees paid to FFA for providing asset management services for FFB’s trust clients, and other expenses, which includes office related costs, FDIC and other regulatory assessments, director fees, insurance costs, loan related expenses, employee reimbursements and REO expenses, reflect increased costs related to our larger loan and deposit balances, increased staffing and increased number of wealth management offices.

The $0.5 million increase in noninterest expense in Wealth Management in the first quarter of 2014 as compared to the first quarter of 2013 was primarily due to increases in staffing and costs associated with our continuing expansion and growth. Compensation and benefits for Wealth Management increased $0.4 million in the first quarter of 2014 as compared to the first quarter of 2013 as the number of FTE in Wealth Management increased to 54.7 during the first quarter of 2014 from 51.0 during the first quarter of 2013.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other, as of:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
March 31, 2014:
Cash and cash equivalents	$50,045	$1,058	$(816)	$50,287
Securities AFS	73,257	-	-	73,257
Loans, net	938,366	328	-	938,694
Premises and equipment	2,096	782	100	2,978
FHLB Stock	6,580	-	-	6,580
Deferred taxes	10,512	878	(190)	11,200
REO	1,875	-	-	1,875
Other assets	3,840	910	727	5,477
Total assets	$1,086,571	$3,956	$(179)	$1,090,348

Deposits	$865,889	$-	$(11,205)	$854,684
Borrowings	119,000	-	21,875	140,875
Intercompany balances	365	400	(765)	-
Other liabilities	2,897	1,515	1,536	5,948
Shareholders’ equity	98,420	2,041	(11,620)	88,841
Total liabilities and equity	$1,086,571	$3,956	$(179)	$1,090,348

December 31, 2013:
Cash and cash equivalents	$56,795	$2,134	$(1,975)	$56,954
Securities AFS	59,111	-	-	59,111
Loans, net	893,364	366	-	893,730
Premises and equipment	2,286	863	100	3,249
FHLB Stock	6,721	-	-	6,721
Deferred taxes	11,426	865	(239)	12,052
REO	375	-	-	375
Other assets	3,840	717	611	5,168
Total assets	$1,033,918	$4,945	$(1,503)	$1,037,360

Deposits	$809,306	$-	$(7,269)	$802,037
Borrowings	134,000	-	7,063	141,063
Intercompany balances	857	248	(1,105)	-
Other liabilities	4,018	2,590	890	7,498
Shareholders’ equity	85,737	2,107	(1,082)	86,762
Total liabilities and equity	$1,033,918	$4,945	$(1,503)	$1,037,360

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the first quarter of 2014, total assets for the Company and FFB increased by $53 million. For FFB, during the first quarter of 2014, loans and deposits increased $45.2 million and $56.6 million, respectively, cash and cash equivalents decreased by $6.8 million, securities AFS increased by $14.1 million and FHLB advances decreased by $15.0 million. Borrowings at FFI increased by $14.8 million during the first quarter of 2014.

Cash and cash equivalents, certificates of deposit and securities: Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, decreased $6.8 million during the first quarter of 2014. Changes in cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale: The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2014:
US Treasury security	$300	$-	$-	$300
FNMA and FHLB Agency notes	10,496	-	(528)	9,968
Agency mortgage-backed securities	64,329	108	(1,448)	62,989
Total	$75,125	$108	$(1,976)	$73,257

December 31, 2013:
US Treasury security	$300	$-	$-	$300
FNMA and FHLB Agency notes	10,496	-	(716)	9,780
Agency mortgage-backed securities	50,983	-	(1,952)	49,031
Total	$61,779	$-	$(2,668)	$59,111

The US Treasury Securities are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations.

The $14.1 million increase in AFS Securities during in the first quarter of 2014 reflected our actions to increase our on-balance sheet sources of liquidity.

The scheduled maturities of securities AFS, other than agency mortgage backed securities, and the related weighted average yield is as follows as of March 31, 2014:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$300	$-	$-	$-	$300
FNMA and FHLB Agency notes	-	-	10,496	-	10,496
Total	$300	$-	$10,496	$-	$10,796
Weighted average yield	0.21%	0.00%	1.78%	0.00%	1.74%

Estimated Fair Value:
US Treasury securities	$300	$-	$-	$-	$300
FNMA and FHLB Agency notes	-	-	9,968	-	9,968
Total	$300	$-	$9,968	$-	$10,268

Agency mortgage backed securities are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities as of March 31, 2014 was 2.57%.

Loans. The following table sets forth our loans, by loan category, as of:

	March 31, 2014	December 31, 2013
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$401,877	$405,984
Single family	263,922	227,096
Total real estate loans secured by residential properties	665,799	633,080
Commercial properties	166,290	154,982
Land and construction	2,345	3,794
Total real estate loans	834,434	791,856
Commercial and industrial loans	97,248	93,255
Consumer loans	17,201	18,484
Total loans	948,883	903,595
Premiums, discounts and deferred fees and expenses	(39)	50
Total	$948,844	$903,645

The $45.2 million increase in loans during the first quarter of 2014 was the result of loan originations and funding of existing credit commitments of $91.8 million, offset by $46.6 million of payoffs and scheduled principal payments.

The scheduled maturities, as of December 31, 2013, of the performing loans categorized as land loans and as commercial and industrial loans, are as follows:

	Scheduled Maturity			Loans With a Scheduled Maturity After One Year
(dollars in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Loans With Fixed Rates	Loan With Adjustable Rates

Land and construction loans	$2,933	$19	$842	$19	$842
Commercial and industrial loans	$50,272	$17,968	$24,671	$41,775	$864

Deposits: The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	March 31, 2014		December 31, 2013
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$225,473	-	$217,782	-
Interest-bearing	228,587	0.497%	217,129	0.504%
Money market and savings	125,872	0.496%	121,260	0.499%
Certificates of deposits	274,752	0.557%	245,866	0.606%
Total	$854,684	0.385%	$802,037	0.398%

The $52.6 million increase in deposits during the first quarter of 2014 reflects the organic growth of our Banking operations.

As market interest rates have continued to decline, FFB has been able to lower the cost of its deposit products. As a result, the weighted average rate of interest-bearing deposits has decreased from 0.65% at December 31, 2012 to 0.55% at December 31, 2013, to 0.52% at March 31, 2014, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits have decreased from 0.52% at December 31, 2012 to 0.40% at December 31, 2013 to 0.39% at March 31, 2014.

The maturities of our certificates of deposit of $100,000 or more were as follows as of March 31, 2014:

(dollars in thousands)

3 months or less	$85,390
Over 3 months through 6 months	86,705
Over 6 months through 12 months	61,081
Over 12 months	25,715
Total	$258,891

FFB utilizes a third party program called CDARs which allows FFB to transfer funds of its clients in excess of the FDIC insurance limit (currently $250,000) to other institutions in exchange for an equal amount of funds from clients of these other institutions. This has allowed FFB to provide FDIC insurance coverage to its clients. As of March 31, 2014, FFB held $95.1 million of CDARs deposits. Under certain regulatory guidelines, these deposits are considered brokered deposits. As of March 31, 2014, FFB did not have any other brokered certificates of deposit.

Borrowings: At March 31, 2014, our borrowings consisted of $119.0 million of overnight FHLB advances at FFB and a $21.9 million term loan at FFI. At December 31, 2013, our borrowings consisted of $134.0 million of overnight FHLB advances at FFB and a $7.1 million term loan at FFI. The FHLB advances were paid in full in the early parts of April 2014 and January 2014, respectively. Because FFB utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of overnight borrowings during the first quarter of 2014 was $144.5 million, as compared to $79.2 million during 2013. The weighted average interest rate on these overnight borrowings was 0.13% for the first quarter of 2014, as compared to 0.15% during 2013. The maximum amount of overnight borrowings outstanding at any month-end during the first quarter of 2014 and during 2013, was $161.0 million and $134.0 million, respectively.

Term Loan. In the second quarter of 2013, we entered into a loan agreement to borrow $7.5 million for a term of five years. This note bears interest at a rate of ninety day Libor plus 4.0% per annum. In the first quarter of 2014, we entered into an amendment to this loan agreement pursuant to which we obtained an additional $15,000,000 of borrowings. As a result, as of March 31, 2014, the outstanding principal amount of the loan was $21,875,000. This amendment did not alter any of the terms of the loan agreement or the loan, other than the $15,000,000 increase in the principal amount of the loan and a corresponding increase in the amount of the monthly installments of principal and interest payable on the Loan. The amended loan agreement requires us to make monthly payments of principal of $0.2 million plus interest, with a final payment of the unpaid principal balance, in the amount of approximately $12.1 million, plus accrued but unpaid interest, at the maturity date of the loan in May 2018. We have the right, in our discretion, to prepay all or a portion of the loan at any time, without any penalties or premium. We have pledged all of the common stock of FFB to the lender as security for the performance of our payment and other obligations under the loan agreement. The loan agreement obligates us to meet certain financial covenants, including the following:

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

As of March 31, 2014, we were in compliance with all of those financial covenants.

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

Delinquent Loans, Nonperforming Assets and Provision for Credit Losses

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal and, generally, when a loan becomes contractually past due for 90 days or more with respect to principal or interest. However, the accrual of interest may be continued on a well-secured loan contractually past due 90 days or more with respect to principal or interest if the loan is in the process of collection or collection of the principal and interest is deemed probable. The following tables provide a summary of past due and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
March 31, 2014:
Real estate loans:
Residential properties	$-	$-	$-	$3,057	$3,057	$662,742	$665,799
Commercial properties	338	-	-	598	936	165,354	166,290
Land and construction	-	-	-	-	-	2,345	2,345
Commercial and industrial loans	959	-	2,950	344	4,253	92,995	97,248
Consumer loans	-	-	-	130	130	17,071	17,201
Total	$1,297	$-	$2,950	$4,129	$8,376	$940,507	$948,883

Percentage of total loans	0.14%	0.00%	0.31%	0.44%	0.88%

December 31, 2013:
Real estate loans:
Residential properties	$-	$-	$-	$1,820	$1,820	$631,260	$633,080
Commercial properties	-	-	417	598	1,015	153,967	154,982
Land and construction	-	-	1,480	-	1,480	2,314	3,794
Commercial and industrial loans	-	2,744	1,315	344	4,403	88,852	93,255
Consumer loans	-	-	-	132	132	18,352	18,484
Total	$-	$2,744	$3,212	$2,894	$8,850	$894,745	$903,595

Percentage of total loans	0.00%	0.30%	0.36%	0.32%	0.98%

The amount of delinquent loans and nonaccrual loans have been adversely impacted by the loans acquired in the DCB Acquisition. As of March 31, 2014, the Company had $0.1 million of loans classified as troubled debt restructurings, which are included as nonaccrual loans in the table above.

The following is a breakdown of our loan portfolio by the risk category of loans as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
March 31, 2014:
Real estate loans:
Residential properties	$662,315	$-	$-	$3,484	$665,799
Commercial properties	161,739	-	3,734	817	166,290
Land and construction	2,345	-	-	-	2,345
Commercial and industrial loans	92,213	35	2,032	2,968	97,248
Consumer loans	17,028	-	173	-	17,201
Total	$935,640	$35	$5,939	$7,269	$948,883

December 31, 2013:
Real estate loans:
Residential properties	$630,832	$-	$-	$2,248	$633,080
Commercial properties	150,053	-	4,108	821	154,982
Land and construction	2,314	-	1,480	-	3,794
Commercial and industrial loans	88,166	43	2,047	2,999	93,255
Consumer loans	18,309	-	175	-	18,484
Total	$889,674	$43	$7,810	$6,068	$903,595

As of March 31, 2014, $5.9 million of the loans classified as substandard and $1.0 million of the loans classified as impaired were loans acquired in the DCB acquisition.

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

In 2012, we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	March 31, 2014	December 31, 2013
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$-	$-
Commercial properties	5,007	5,543
Land and construction	-	2,331
Total real estate loans	5,007	7,874
Commercial and industrial loans	2,467	2,489
Consumer loans	257	260
Total loans	7,731	10,623
Unaccreted discount on purchased credit impaired loans	(1,921)	(2,945)
Total	$5,810	$7,678

 Allowance for Loan Losses.

The following table summarizes the activity in our ALLL for the periods indicated:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter ended March 31, 2014:
Real estate loans:
Residential properties	$6,157	$98	$-	$-	$6,255
Commercial properties	1,440	153	-	-	1,593
Commercial and industrial loans	2,149	8	-	-	2,157
Consumer loans	169	(24)	-	-	145
Total	$9,915	$235	$-	$-	$10,150

Year ended December 31, 2013:
Real estate loans:
Residential properties	$4,355	$1,802	$-	$-	$6,157
Commercial properties	936	561	(57)	-	1,440
Commercial and industrial loans	2,841	71	(763)	-	2,149
Consumer loans	208	(39)	-	-	169
Total	$8,340	$2,395	$(820)	$-	$9,915

Excluding the loans acquired in the DCB Acquisition, our ALLL as a percentage of total loans was 1.08%, and 1.16% as of March 31, 2014 and December 31, 2013, respectively.

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

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
March 31, 2014:
Allowance for loan losses:
Real estate loans:
Residential properties	$-	$6,255	$-	$6,255	$34
Commercial properties	190	1,403	-	1,593	269
Land and construction	-	-	-	-	14
Commercial and industrial loans	895	1,262	-	2,157	117
Consumer loans	-	145	-	145	11
Total	$1,085	$9,065	$-	$10,150	$445
Loans:
Real estate loans:
Residential properties	$3,484	$662,315	$-	$665,799	$3,428
Commercial properties	817	161,738	3,735	166,290	23,775
Land and construction	-	2,345	-	2,345	1,784
Commercial and industrial loans	2,968	92,248	2,032	97,248	10,505
Consumer loans	-	17,158	43	17,201	153
Total	$7,269	$935,804	$5,810	$948,883	$39,645

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
December 31, 2013:
Allowance for loan losses:
Real estate loans:
Residential properties	$-	$6,157	$-	$6,157	$36
Commercial properties	190	1,250	-	1,440	290
Land and construction	-	-	-	-	26
Commercial and industrial loans	925	1,224	-	2,149	126
Consumer loans	-	169	-	169	11
Total	$1,115	$8,800	$-	$9,915	$489
Loans:
Real estate loans:
Residential properties	$2,248	$630,832	$-	$633,080	$3,449
Commercial properties	821	150,053	4,108	154,982	23,968
Land and construction	-	2,314	1,480	3,794	1,939
Commercial and industrial loans	2,999	88,209	2,047	93,255	10,354
Consumer loans	-	18,441	43	18,484	160
Total	$6,068	$889,849	$7,678	$903,595	$39,870

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in the DCB acquisition  that were not classified as purchased impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balance of the related loans. The unaccreted credit component discount is equal to 1.12% and 1.23% of the stated principal balance of these loans as of March 31, 2014 and December 31, 2013, respectively. In addition to this unaccreted credit component discount, an additional $0.2 million of the ALLL has been provided for these loans as of March 31, 2014.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of shares by FFI. The remaining balances of the Company’s lines of credit available to draw down totaled $193.4 million at March 31, 2014.

Cash Flows Provided by Operating Activities. During the quarter ended March 31, 2014, operating activities provided net cash of $0.9 million, comprised primarily of our net income of $1.5 million and $1.2 million of non-cash charges, including provisions for loan losses, stock based compensation expense and depreciation and amortization and  deferred taxes recognized in our net income. These were partially offset by a $0.3 million increase in other assets and a $1.5 million decrease in other liabilities. During the year ended December 31, 2013 operating activities provided net cash of $11.2 million, comprised primarily of our net income of $7.9 million and $4.3 million of non-cash charges, including provisions for loan losses, REO losses, stock based compensation expense and depreciation and amortization, offset by $1.3 million non-cash deferred tax benefit recognized in our net income.

Cash Flows Used in Investing Activities. During the quarter ended March 31, 2014, investing activities used net cash of $60.0 million, primarily to fund a $46.7 million net increase in loans and a $13.4 million net increase in securities AFS. During the year ended December 31, 2013, investing activities used net cash of $217.0 million, primarily to fund a $160.8 million net increase in loans and a $56.1 million net increase in securities AFS.

Cash Flow Provided by Financing Activities. During the quarter ended March 31, 2014, financing activities provided net cash of $52.5 million, consisting primarily of a net increase of $52.6 million in deposits and a $15.0 million borrowing under a term note, offset by a $15.0 decrease in FHLB advances. During the year ended December 31, 2013, financing activities provided net cash of $199.7 million, consisting primarily of a net increase of $152.3 million in deposits, a net increase of $41.1 million in borrowings and $6.3 million received from the sale of shares in a private offering.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2014 and December 31, 2013, the loan-to-deposit ratios at FFB were 108.4% and 110.4%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of March 31, 2014:

(dollars in thousands)
Commitments to fund new loans	$27,660
Commitments to fund under existing loans, lines of credit	98,809
Commitments under standby letters of credit	1,327

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of March 31, 2014, FFB was obligated on $68.5 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $56.0 million of deposits from the State of California.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
March 31, 2014
Tier 1 leverage ratio	$86,933	8.22%	$42,278	4.00%
Tier 1 risk-based capital ratio	86,933	12.40%	28,039	4.00%
Total risk-based capital ratio	95,717	13.65%	56,078	8.00%

December 31, 2013
Tier 1 leverage ratio	$85,268	8.67%	$39,321	4.00%
Tier 1 risk-based capital ratio	85,268	13.04%	26,150	4.00%
Total risk-based capital ratio	93,465	14.30%	52,300	8.00%

FFB
March 31, 2014
Tier 1 leverage ratio	$96,512	9.17%	$42,100	4.00%	$52,625	5.00%
Tier 1 risk-based capital ratio	96,512	13.66%	28,263	4.00%	42,394	6.00%
Total risk-based capital ratio	105,365	14.91%	56,526	8.00%	70,657	10.00%

December 31, 2013
Tier 1 leverage ratio	$84,243	8.61%	$39,115	4.00%	$48,894	5.00%
Tier 1 risk-based capital ratio	84,243	12.95%	26,017	4.00%	39,025	6.00%
Total risk-based capital ratio	92,399	14.21%	52,034	8.00%	65,042	10.00%

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

As of March 31, 2014, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $43.9 million for the Tier 1 Leverage Ratio, $54.1 million for the Tier 1 risk-based capital ratio and $34.7 million for the Total risk-based capital ratio. No conditions or events have occurred since March 31, 2014 which we believe have changed FFI’s or FFB’s capital adequacy classifications from those set forth in the above table.

During the first quarter of 2014, and during 2013, FFI made capital contributions to FFB of $10.0 million and $8.5 million, respectively. As of March 31, 2014, FFI had $11.1 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

Due to the adoption in June 2013 of the Basel III capital guidelines by the FRB and the FDIC, effective beginning on January 1, 2015, FFI and FFB will be required to meet higher and more stringent capital requirements than those that currently exist.

We did not pay dividends in 2014 or 2013 and we have no plans to pay dividends at least for the foreseeable future. Instead, it is our intention to retain internally generated cash flow to support our growth. Moreover, the payment of dividends is subject to certain regulatory restrictions. In addition, the agreement governing the term loan obtained by FFI in April 2013 provides that we must obtain the prior consent of the lender to pay dividends to our shareholders.

We had no material commitments for capital expenditures as of March 31, 2014.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our CEO and CFO, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, which we filed with the Commission on March 25, 2014.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
(a)	Exhibits.

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101†

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

†

As permitted by Rule 405(a)(2) of Regulation S-T, XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the date this Quarterly Report is filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: May 14, 2014	By:	/s/ JOHN M. MICHEL
John M. Michel
Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101†

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

†

As permitted by Rule 405(a)(2) of Regulation S-T, XBRL Interactive Data files with detailed tagging will be filed by amendment to this Quarterly Report on Form 10-Q within 30 days of the date this Quarterly Report is filed with the Commission.

E-1