Form 10-Q/A
period 2014-03-31
First Foundation Inc.
filed 2014-06-09
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 on Form 10-Q/A to its Quarterly Report on Form 10-Q (“Amendment No. 1”) for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014 (the “Original Filing”), to furnish Exhibit 101 to the Original Filing.  Exhibit 101 provides the financial statements and related notes from the Original Filing formatted in XBRL (eXtensible Business Reporting Language).

Except as described above, this Amendment No. 1 does not amend, update or change any other items or disclosures in the Original Filing and does not purport to reflect any information or events subsequent to the filing thereof.

ITEM 6.	EXHIBITS
(a)	Exhibits.

Exhibit No.	Description of Exhibit
31.1†	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101*

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

*	Submitted electronically with this report.
†	Previously included as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 with the Securities and Exchange Commission on May 14, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: June 9, 2014	By:	/s/ JOHN M. MICHEL
John M. Michel
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

31.1†	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2†	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1†	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2†	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101*

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

*	Submitted electronically with this report.
†	Previously included as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2014 with the Securities and Exchange Commission on May 14, 2014.