Form 10-Q
period 2014-06-30
First Foundation Inc.
filed 2014-08-12
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

7,734,514 shares of Common Stock, par value $0.001 per share, as of August 1, 2014

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2014

TABLE OF CONTENTS

		Exhibit No.

Part I. Financial Information

Item 1.	Financial Statements	1

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures	37

Part II. Other Information

Item 1A	Risk Factors	37

Item 5	Other Information	37

Item 6	Exhibits	38

SIGNATURES		S-1

EXHIBITS		E-1

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2014	December 31, 2013
	(unaudited)
ASSETS

Cash and cash equivalents	$19,407	$56,954
Securities available-for-sale (“AFS”)	118,324	59,111
Loans, net of deferred fees	1,007,828	903,645
Allowance for loan and lease losses (“ALLL”)	(10,150)	(9,915)
Net loans	997,678	893,730

Premises and equipment, net	2,674	3,249
Investment in FHLB stock	9,165	6,721
Deferred taxes	10,260	12,052
Real estate owned (“REO”)	1,285	375
Other assets	5,599	5,168
Total Assets	$1,164,392	$1,037,360

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$857,165	$802,037
Borrowings	208,279	141,063
Accounts payable and other liabilities	7,423	7,498
Total Liabilities	1,072,867	950,598

Commitments and contingencies	-	-
Shareholders’ Equity
Common Stock, par value $.001: 20,000,000 shares authorized; 7,734,514 and 7,733,514 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	8	8
Additional paid-in-capital	76,632	76,334
Retained earnings	14,719	11,990
Accumulated other comprehensive income (loss), net of tax	166	(1,570)
Total Shareholders’ Equity	91,525	86,762

Total Liabilities and Shareholders’ Equity	$1,164,392	$1,037,360

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Interest income:
Loans	$10,227	$10,084	$20,331	$19,003
Securities AFS	550	153	942	176
Fed funds sold, FHLB stock and deposits	154	113	333	175
Total interest income	10,931	10,350	21,606	19,354

Interest expense:
Deposits	838	765	1,642	1,547
Borrowings	277	97	398	127
Total interest expense	1,115	862	2,040	1,674

Net interest income	9,816	9,488	19,566	17,680

Provision for loan losses	-	686	235	1,308

Net interest income after provision for loan losses	9,816	8,802	19,331	16,372

Noninterest income:
Asset management, consulting and other fees	5,202	4,625	10,241	8,911
Other income	1,214	585	1,726	832
Total noninterest income	6,416	5,210	11,967	9,743

Noninterest expense:
Compensation and benefits	8,034	7,013	16,514	14,265
Occupancy and depreciation	1,804	1,519	3,632	2,842
Professional services and marketing costs	2,099	986	3,348	2,031
Other expenses	1,934	1,507	2,923	2,283
Total noninterest expense	13,871	11,025	26,417	21,421

Income before taxes on income	2,361	2,987	4,881	4,694
Taxes on income	1,094	1,135	2,152	1,784
Net income	$1,267	$1,852	$2,729	$2,910

Net income per share:
Basic	$0.16	$0.25	$0.35	$0.39
Diluted	0.16	0.24	0.34	0.38
Shares used to compute net income per share:
Basic	7,734,231	7,414,205	7,733,874	7,395,699
Diluted	8,145,097	7,752,800	8,141,641	7,683,402

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net income	$1,267	$1,852	$2,729	$2,910
Other comprehensive income:
Unrealized holding gains (losses) on securities arising during the period	2,153	(1,886)	2,953	(1,672)
Other comprehensive income (loss) before tax	2,153	(1,886)	2,953	(1,672)
Income tax (expense) benefit related to items of other comprehensive income	(888)	793	(1,217)	703
Other comprehensive income (loss)	1,265	(1,093)	1,736	(969)
Total comprehensive income	$2,532	$759	$4,465	$1,941

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Six Months Ended June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$2,729	$2,910
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	235	1,308
Stock–based compensation expense	298	293
Depreciation and amortization	648	449
Deferred tax provision	575	359
Gain on sale of REO	(655)	-
Provision for REO losses	-	250
Increase in other assets	(361)	(105)
Increase in accounts payable and other liabilities	(75)	(280)
Net cash provided by operating activities	3,394	5,184

Cash Flows from Investing Activities:
Net increase in loans	(105,683)	(55,727)
Proceeds from sale of REO	2,530	-
Purchase of loan secured by REO property	(1,285)	-
Purchase of securities AFS	(58,195)	(41,145)
Maturity / sale / payments – securities AFS	1,865	5,641
Sale (purchase) of FHLB stock	(2,444)	1,720
Purchases of premises and equipment	(73)	(714)
Net cash used in investing activities	(163,285)	(90,225)

Cash Flows from Financing Activities:
Increase in deposits	55,128	70,190
FHLB Advances – net change	53,000	(8,562)
Proceeds – term note	15,000	-
Principal payments – term note	(784)	-
Proceeds from sale of stock, net	-	582
Net cash provided by financing activities	122,344	62,210

Increase (decrease) in cash and cash equivalents	(37,547)	(22,831)
Cash and cash equivalents at beginning of year	56,954	63,108
Cash and cash equivalents at end of period	$19,407	$40,277

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,934	$1,569
Income taxes	$1,425	$2,190
Noncash transactions:
Chargeoffs against allowance for loans losses	$-	$748
Transfer of foreclosed loan to REO	$1,500	$-

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2014 - UNAUDITED

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements include First Foundation Inc. (“FFI”) and its wholly owned subsidiaries: First Foundation Advisors (“FFA”), First Foundation Bank (“FFB” or the “Bank”) and First Foundation Insurance Services (“FFIS”), a wholly owned subsidiary of FFB (collectively referred to as the “Company”). All inter-company balances and transactions have been eliminated in consolidation. The results of operations reflect any interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The results for the 2014 interim periods are not necessarily indicative of the results to be expected for any other interim period during or for the full year ending December 31, 2014.

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

The accompanying unaudited consolidated financial statements include all information and footnotes required for interim financial statement presentation. Those financial statements assume that readers of this Report have read the most recent Annual Report on Form 10-K which contains the latest available audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2013.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2014 presentation.

Accounting pronouncements: In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40).” The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

In January 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-04, "Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's Consolidated Financial Statements.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2014 – UNAUDITED

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

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
June 30, 2014:
Assets:
Cash and cash equivalents	$19,407	$19,407	$-	$-	$19,407
Securities AFS	118,324	-	118,324	-	118,324
Loans	997,678	-	-	1,042,587	1,042,587
Investment in FHLB stock	9,165	-	-	9,165	9,165

Liabilities:
Deposits	857,165	595,089	261,995	-	857,084
Borrowings	208,279	-	187,000	21,279	208,279

December 31, 2013:
Assets:
Cash and cash equivalents	$56,954	$56,954	$-	$-	$56,954
Securities AFS	59,111	-	59,111	-	59,111
Loans	893,730	-	-	933,695	933,695
Investment in FHLB stock	6,721	-	-	6,721	6,721

Liabilities:
Deposits	802,037	556,171	245,920	-	802,091
Borrowings	141,063	-	134,000	7,063	141,063

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2014 – UNAUDITED

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

Borrowings: The carrying value of overnight FHLB advances approximates fair values because of the short-term maturity of this instrument, resulting in a Level 2 classification. The $21.3 million term loan is a variable rate loan for which the rate adjusts quarterly, and as such, its fair value is based on its carrying value resulting in a Level 3 classification.

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

The following table provides quantitative information about the Company’s nonrecurring Level 3 fair value measurements of its REO as of:

(dollars in thousands)	Valuation Technique	Unobservable Input	Estimate Used	Fair Value
June 30, 2014:
Single family residence	Third party appraisal	Selling costs	9.0%	$1,285

December 31, 2013:
Undeveloped Land	Third party appraisal	Selling costs	9.0%	$375

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2014 – UNAUDITED

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2014:
US Treasury securities	$300	$-	$-	$300
FNMA and FHLB Agency notes	10,496	-	(282)	10,214
Agency mortgage-backed securities	107,243	1,200	(633)	107,810
Total	$118,039	$1,200	$(915)	$118,324

December 31, 2013:
US Treasury securities	$300	$-	$-	$300
FNMA and FHLB Agency notes	10,496	-	(716)	9,780
Agency mortgage-backed securities	50,983	30	(1,982)	49,031
Total	$61,779	$30	$(2,698)	$59,111

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations.

All unrealized losses had been in a continuous loss position less than 12 months as of June 30, 2014. Unrealized losses on FNMA and FHLB agency notes and agency mortgage-backed securities have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach maturity.

The scheduled maturities of securities AFS and the related weighted average yields were as follows as of June 30, 2014:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$-	$300	$-	$-	$300
FNMA and FHLB Agency notes	-	-	10,496	-	10,496
Total	$-	$300	$10,496	$-	$10,796
Weighted average yield	0.00%	0.45%	1.78%	0.00%	1.74%

Estimated Fair Value:
US Treasury securities	$-	$300	$-	$-	$300
FNMA and FHLB Agency notes	-	-	10,214	-	10,214
Total	$-	$300	$10,214	$-	$10,514

Agency mortgage backed securities are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities as of June 30, 2014 was 2.49%.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2014 – UNAUDITED

NOTE 4: LOANS

The following is a summary of our loans as of:

(dollars in thousands)	June 30, 2014	December 31, 2013
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$434,473	$405,984
Single family	283,490	227,096
Total real estate loans secured by residential properties	717,963	633,080
Commercial properties	170,374	154,982
Land and construction	3,007	3,794
Total real estate loans	891,344	791,856
Commercial and industrial loans	101,241	93,255
Consumer loans	15,271	18,484
Total loans	1,007,856	903,595
Premiums, discounts and deferred fees and expenses	(28)	50
Total	$1,007,828	$903,645

As of June 30, 2014 and December 31, 2013, the principal balances shown above are net of unaccreted discount related to loans acquired in an acquisition of $2.1 million and $3.1 million, respectively.

In 2012, the Company purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows for the periods indicated:

(dollars in thousands)	Six Months Ended June 30, 2014	Year Ended December 31, 2013
Outstanding principal balance:
Loans secured by real estate:
Commercial properties	$5,003	$5,543
Land	-	2,331
Total real estate loans	5,003	7,874
Commercial and industrial loans	2,451	2,489
Consumer loans	253	260
Total loans	7,707	10,623
Unaccreted discount on purchased credit impaired loans	(1,896)	(2,945)
Total	$5,811	$7,678

Accretable yield, or income expected to be collected on purchased credit impaired loans, is as follows as of:

(dollars in thousands)	June 30, 2014	December 31, 2013

Beginning balance	$2,349	$1,531
Accretion of income	(341)	(730)
Reclassifications from nonaccretable difference	(1,666)	1,879
Disposals	-	(331)
Ending balance	$342	$2,349

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2014 – UNAUDITED

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
June 30, 2014:
Real estate loans:
Residential properties	$-	$-	$-	$3,057	$3,057	$714,906	$717,963
Commercial properties	3,207	-	347	597	4,151	166,223	170,374
Land and construction	-	-	-	-	-	3,007	3,007
Commercial and industrial loans	-	226	782	344	1,352	99,889	101,241
Consumer loans	-	650	-	125	775	14,496	15,271
Total	$3,207	$876	$1,129	$4,123	$9,335	$998,521	$1,007,856

Percentage of total loans	0.32%	0.09%	0.11%	0.41%	0.93%

December 31, 2013:
Real estate loans:
Residential properties	$-	$-	$-	$1,820	$1,820	$631,260	$633,080
Commercial properties	-	-	417	598	1,015	153,967	154,982
Land and construction	-	-	1,480	-	1,480	2,314	3,794
Commercial and industrial loans	-	2,744	1,315	344	4,403	88,852	93,255
Consumer loans	-	-	-	132	132	18,352	18,484
Total	$-	$2,744	$3,212	$2,894	$8,850	$894,745	$903,595

Percentage of total loans	0.00%	0.30%	0.36%	0.32%	0.98%

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

As of June 30, 2014 and December 31, 2013, the Company had one loan with a balance of $0.1 million classified as a troubled debt restructurings (“TDR”) which is included as nonaccrual in the table above. This loan was classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loan.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2014 – UNAUDITED

NOTE 5: ALLOWANCE FOR LOAN LOSSES

The following is a roll forward of the Bank’s allowance for loan losses for the following periods:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter Ended June 30, 2014:
Real estate loans:
Residential properties	$6,255	$441	$-	$-	$6,696
Commercial properties	1,593	(21)	-	-	1,572
Commercial and industrial loans	2,157	(434)	-	-	1,723
Consumer loans	145	14	-	-	159
Total	$10,150	$-	$-	$-	$10,150

Six Months Ended June 30, 2014:
Real estate loans:
Residential properties	$6,157	$539	$-	$-	$6,696
Commercial properties	1,440	132	-	-	1,572
Commercial and industrial loans	2,149	(426)	-	-	1,723
Consumer loans	169	(10)	-	-	159
Total	$9,915	$235	$-	$-	$10,150

Year Ended December 31, 2013:
Real estate loans:
Residential properties	$4,355	$1,802	$-	$-	$6,157
Commercial properties	936	561	(57)	-	1,440
Commercial and industrial loans	2,841	71	(763)	-	2,149
Consumer loans	208	(39)	-	-	169
Total	$8,340	$2,395	$(820)	$-	$9,915

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2014 – UNAUDITED

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
June 30, 2014:
Allowance for loan losses:
Real estate loans:
Residential properties	$-	$6,696	$-	$6,696	$30
Commercial properties	-	1,572	-	1,572	248
Land and construction	-	-	-	-	8
Commercial and industrial loans	519	1,204	-	1,723	73
Consumer loans	-	159	-	159	11
Total	$519	$9,631	$-	$10,150	$370
Loans:
Real estate loans:
Residential properties	$3,517	$714,446	$-	$717,963	$2,919
Commercial properties	811	165,807	3,756	170,374	23,585
Land and construction	-	3,007	-	3,007	1,766
Commercial and industrial loans	3,939	95,288	2,014	101,241	6,339
Consumer loans	-	15,230	41	15,271	148
Total	$8,267	$993,778	$5,811	$1,007,856	$34,757

December 31, 2013:
Allowance for loan losses:
Real estate loans:
Residential properties	$-	$6,157	$-	$6,157	$36
Commercial properties	190	1,250	-	1,440	290
Land and construction	-	-	-	-	26
Commercial and industrial loans	925	1,224	-	2,149	126
Consumer loans	-	169	-	169	11
Total	$1,115	$8,800	$-	$9,915	$489
Loans:
Real estate loans:
Residential properties	$2,248	$630,832	$-	$633,080	$3,449
Commercial properties	821	150,053	4,108	154,982	23,968
Land and construction	-	2,314	1,480	3,794	1,939
Commercial and industrial loans	2,999	88,209	2,047	93,255	10,354
Consumer loans	-	18,441	43	18,484	160
Total	$6,068	$889,849	$7,678	$903,595	$39,870

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in an acquisition that were not classified as purchased impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balance of the related loans. The unaccreted credit component discount is equal to 1.06% and 1.23% of the stated principal balance of these loans as of June 30, 2014 and December 31, 2013, respectively. In addition to this unaccreted credit component discount, an additional $0.2 million of the ALLL has been provided for these loans as of June 30, 2014.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2014 – UNAUDITED

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
June 30, 2014:
Real estate loans:
Residential properties	$714,446	$-	$-	$3,517	$717,963
Commercial properties	165,807	-	3,756	811	170,374
Land and construction	3,007	-	-	-	3,007
Commercial and industrial loans	95,257	31	2,014	3,939	101,241
Consumer loans	15,105	-	166	-	15,271
Total	$993,622	$31	$5,936	$8,267	$1,007,856

December 31, 2013:
Real estate loans:
Residential properties	$630,832	$-	$-	$2,248	$633,080
Commercial properties	150,053	-	4,108	821	154,982
Land and construction	2,314	-	1,480	-	3,794
Commercial and industrial loans	88,166	43	2,047	2,999	93,255
Consumer loans	18,309	-	175	-	18,484
Total	$889,674	$43	$7,810	$6,068	$903,595

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2014 – UNAUDITED

Impaired loans evaluated individually and any related allowance is as follows as of:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
June 30, 2014:
Real estate loans:
Residential properties	$3,517	$3,517	$-	$-	$-
Commercial properties	811	811	-	-	-
Land and construction	-	-	-	-	-
Commercial and industrial loans	344	344	3,595	3,595	519
Consumer loans	-	-	-	-	-
Total	$4,672	$4,672	$3,595	$3,595	$519

December 31, 2013:
Real estate loans:
Residential properties	$2,248	$2,248	$-	$-	$-
Commercial properties	223	223	598	598	190
Land and construction	-	-	-	-	-
Commercial and industrial loans	-	-	2,999	2,999	925
Consumer loans	-	-	-	-	-
Total	$2,471	$2,471	$3,597	$3,597	$1,115

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the:

	Six Months Ended June 30, 2014		Year Ended December 31, 2013
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$3,084	$15	$2,250	$32
Commercial properties	818	10	323	22
Land and construction	-	-	-	-
Commercial and industrial loans	344	86	2,690	168
Consumer loans	-	-	-	-
Total	$4,246	$111	$5,263	$222

There was no interest income recognized on a cash basis in either 2014 or 2013 on impaired loans.

NOTE 6: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$211,603	-	$217,782	-
Interest-bearing	241,244	0.495%	217,129	0.504%
Money market and savings	142,242	0.543%	121,260	0.499%
Certificates of deposits	262,076	0.556%	245,866	0.606%
Total	$857,165	0.400%	$802,037	0.398%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2014 – UNAUDITED

At June 30, 2014, of the $246.8 million of certificates of deposits of $100,000 or more, $233.6 million mature within one year and $13.2 million mature after one year. Of the $15.3 million of certificates of deposit of less than $100,000, $14.2 million mature within one year and $1.1 million mature after one year. At December 31, 2013, of the $229.9 million of certificates of deposits of $100,000 or more, $207.7 million mature within one year and $22.2 million mature after one year. Of the $15.9 million of certificates of deposit of less than $100,000, $13.6 million mature within one year and $2.3 million mature after one year.

NOTE 7: BORROWINGS

At June 30, 2014, our borrowings consisted of $187.0 million of overnight FHLB advances and a $21.3 million note payable by FFI. At December 31, 2013, our borrowings consisted of $134.0 million of overnight FHLB advances and a $7.1 million note payable by FFI. The FHLB advances were paid in full in the early part of July 2014 and January 2014, respectively, and bore interest rates of 0.18% and 0.06%, respectively. Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis.

In the second quarter of 2013, FFI entered into a loan agreement to borrow $7.5 million for a term of five years. This note bears interest at a rate of ninety day Libor plus 4.0% per annum. In the first quarter of 2014, FFI entered into an amendment to this loan agreement pursuant to which we obtained an additional $15,000,000 of borrowings. As a result, as of June 30, 2014, the outstanding principal amount of the loan was $21,278,000. The First Amendment did not alter any of the terms of the Loan Agreement or the loan, other than the $15,000,000 increase in the principal amount of the loan and a corresponding increase in the amount of the monthly installments of principal and interest payable on the loan. The amended loan agreement requires us to make monthly payments of principal of $0.2 million plus interest, with a final payment of the unpaid principal balance, in the amount of approximately $12.1 million, plus accrued but unpaid interest, at the maturity date of the loan in May 2018. We have the right, in our discretion, to prepay the loan at any time in whole or, from time to time, in part, without any penalties or premium. We are required to meet certain financial covenants during the term of the loan, with which we were in compliance at June 30, 2014. As security for our repayment of the loan, we pledged all of the common stock of FFB to the lender.

NOTE 8: EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock that would then share in earnings. The following table sets forth the Company’s unaudited earnings per share calculations for the periods indicated:

	Quarter Ended June 30, 2014		Quarter Ended June 30, 2013
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$1,267	$1,267	$1,852	$1,852

Basic common shares outstanding	7,734,231	7,734,231	7,414,205	7,414,205
Effect of contingent shares issuable		43,333		-
Effect of options and restricted stock		367,533		338,595
Diluted common shares outstanding		8,145,097		7,752,800

Earnings per share	$0.16	$0.16	$0.25	$0.24

Based on a weighted average basis, options to purchase 65,375 shares of common stock were excluded for the quarter ended June 30, 2014 because their effect would have been anti-dilutive.  As of June 30, 2014, FFI had accrued $0.7 million related to contingent consideration to be paid to shareholders of an acquired company. Per the merger agreement, this contingent consideration is to be paid in shares of common stock of FFI based on an assigned value of $15.00 per share. Based on this per share price, the number of dilutive shares related to this contingent consideration is 43,333 as of June 30, 2014.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2014 – UNAUDITED

	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$2,729	$2,729	$2,910	$2,910

Basic common shares outstanding	7,733,874	7,733,874	7,395,699	7,395,699
Effect of contingent shares issuable		43,333		-
Effect of options and restricted stock		364,434		287,703
Diluted common shares outstanding		8,141,641		7,683,402

Earnings per share	$0.35	$0.34	$0.39	$0.38

Based on a weighted average basis, options to purchase 65,748 and 312,194 shares of common stock were excluded for the six months ended June 30, 2014 and 2013, respectively, because their effect would have been anti-dilutive.  As of June 30, 2014, FFI had accrued $0.7 million related to contingent consideration to be paid to shareholders of an acquired company. Per the merger agreement, this contingent consideration is to be paid in shares of common stock of FFI based on an assigned value of $15.00 per share. Based on this per share price, the number of dilutive shares related to this contingent consideration is 43,333 as of June 30, 2014.

NOTE 9: SEGMENT REPORTING

For the six months ended June 30, 2014 and 2013, the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Quarter ended June 30, 2014:
Interest income	$10,931	$-	$-	$10,931
Interest expense	888	-	227	1,115
Net interest income	10,043	-	(227)	9,816
Provision for loan losses	-	-	-	-
Noninterest income	1,887	4,662	(133)	6,416
Noninterest expense	7,615	4,383	1,873	13,871
Income (loss) before taxes on income	$4,315	$279	$(2,233)	$2,361

Quarter ended June 30, 2013:
Interest income	$10,350	$-	$-	$10,350
Interest expense	798	-	64	862
Net interest income	9,552	-	(64)	9,488
Provision for loan losses	686	-	-	686
Noninterest income	1,057	4,243	(90)	5,210
Noninterest expense	6,262	4,284	479	11,025
Income (loss) before taxes on income	$3,661	$(41)	$(633)	$2,987

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2014 – UNAUDITED

	Banking	Wealth Management	Other	Total
Six months ended June 30, 2014:
Interest income	$21,606	$-	$-	$21,606
Interest expense	1,739	-	301	2,040
Net interest income	19,867	-	(301)	19,566
Provision for loan losses	235	-	-	235
Noninterest income	2,929	9,287	(249)	11,967
Noninterest expense	14,557	9,225	2,635	26,417
Income (loss) before taxes on income	$8,004	$62	$(3,185)	$4,881

Six months ended June 30, 2013:
Interest income	$19,354	$-	$-	$19,354
Interest expense	1,610	-	64	1,674
Net interest income	17,744	-	(64)	17,680
Provision for loan losses	1,308	-	-	1,308
Noninterest income	1,876	8,059	(192)	9,743
Noninterest expense	11,874	8,609	938	21,421
Income (loss) before taxes on income	$6,438	$(550)	$(1,194)	$4,694

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our results of operations in the quarter and six months ended June 30, 2014 as compared to our results of operations in the quarter and six months ended June 30, 2013; and our financial condition at June 30, 2014 as compared to our financial condition at December 31, 2013. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2013, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (our “2013 10-K”) which we filed with the Securities and Exchange Commission (or SEC) on March 25, 2014.

Forward-Looking Statements

Statements contained in this report that are not historical facts or that discuss our expectations, beliefs or views regarding our future financial performance or future financial condition, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”).  Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts.  Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.”  Such forward-looking statements are based on current information that is available to us, and on assumptions that we make, about future events or economic or financial conditions or trends over which we do not have control.  In addition, our businesses and the markets in which we operate are subject to a number of risks and uncertainties.  Those risks and uncertainties, and unexpected future events, could cause our financial condition or actual operating results in the future to differ, possibly significantly, from our expected financial condition and operating results that are set forth in the forward-looking statements contained in this report.

The principal risks and uncertainties to which our businesses are subject are discussed in Item 1A in our 2013 10-K and in this Item 2 below.  Therefore, you are urged to read not only the information contained in this Item 2, but also the risk factors and other cautionary information contained in Item 1A of our 2013 10-K, which qualify the forward-looking statements contained in this report.

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

Adoption of new or revised accounting standards. We have elected to take advantage of the extended transition period afforded by the Jumpstart our Business Startups Act of 2012 (or “JOBS Act”), for the implementation of new or revised accounting standards. As a result, we will not be required to comply with new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies or we cease to be an “emerging growth” company as defined in the JOBS Act. As a result of this election, our financial statements may not be comparable to the financials statements of companies that comply with public company effective dates.

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

Recent Developments and Overview

In the second quarter of 2013, we entered into a loan agreement to borrow $7.5 million for a term of five years. This note bears interest at a rate of ninety day Libor plus 4.0% per annum. In the first quarter of 2014, we entered into an amendment to this loan agreement pursuant to which we obtained an additional $15,000,000 of borrowings. As a result, as of June 30, 2014, the outstanding principal amount of the loan was $21,278,000. This amendment did not alter any of the terms of the loan agreement or the loan, other than the $15,000,000 increase in the principal amount of the loan and a corresponding increase in the amount of the monthly installments of principal and interest payable on the loan. The amended loan agreement requires us to make monthly payments of principal of $0.2 million plus interest, with a final payment of the unpaid principal balance, in the amount of approximately $12.1 million, plus accrued but unpaid interest, at the maturity date of the loan in May 2018. We have the right, in our discretion, to prepay the loan at any time in whole or, from time to time, in part, without any penalties or premium. We are required to meet certain financial covenants during the term of the loan. As security for our repayment of the loan, we pledged all of the common stock of FFB to the lender.

We have continued to grow both our Banking and Wealth Management operations. Comparing the first six months of 2014 to the first six months of 2013, we have increased our revenues (net interest income and noninterest income) by 15%. This growth in revenues is the result of the growth in Banking’s total interest-earning assets and the growth in Wealth Management’s assets under management (or “AUM”). During the first six months of 2014, total loans and total deposits in Banking increased 12% and 7%, respectively, while the AUM in Wealth Management increased by $352 million or 14% and totaled $2.95 billion as of June 30, 2014. The growth in AUM includes the addition of $258 million of net new accounts and $158 million of gains realized in client accounts during the first six months of 2014.

The results of operations for Banking and Wealth Management reflect the benefits of this growth. Income before taxes for Banking increased $1.6 million from $6.4 million in the first six months of 2013 to $8.0 million in the first six months of 2014. Income before taxes for Wealth Management increased $0.6 million from a loss before taxes of $0.5 million in the first six months of 2013 to income before taxes of $0.1 million in the first six months of 2014. On a consolidated basis, our earnings before taxes increased from $4.7 million in the first six months of 2013 to $4.9 million in the first six months of 2014. During the second quarter of 2014, we expensed $1.0 million of costs related to an initial public offering (“IPO”) that we cancelled. If that IPO had been completed, rather than cancelled, these costs would have been netted against the gross proceeds of the offering and not recorded as an expense.

Results of Operations

Our net income for the quarter and and six months ending June 30, 2014 was $1.3 million and $2.7 million, respectively as compared to $1.9 million and $2.9 million for the corresponding periods in 2013. Income before taxes for the quarter and six months ending June 30, 2014 was $2.4 million and $4.9 million, respectively as compared to $3.0 million and $4.7 million for the corresponding periods in 2013. The effective tax rate increased to 44.0% for the six months ended June 30, 2014, as compared to 38.0% in the corresponding period in 2013 due in large part to the elimination of certain credits under California tax laws.

The primary sources of revenue for Banking are net interest income, fees from its deposits, trust and insurance services, and certain loan fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of AUM and fees charged for consulting and administrative services. Compensation and benefit costs, which represent the largest component of noninterest expense accounted for 60% and 77%, respectively, of the total noninterest expense for Banking and Wealth Management in the first six months of 2014.

The following table shows key operating results for each of our business segments for the quarter ended June 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2014:
Interest income	$10,931	$-	$-	$10,931
Interest expense	888	-	227	1,115
Net interest income	10,043	-	(227)	9,816
Provision for loan losses	-	-	-	-
Noninterest income	1,887	4,662	(133)	6,416
Noninterest expense	7,615	4,383	1,873	13,871
Income (loss) before taxes on income	$4,315	$279	$(2,233)	$2,361
2013:
Interest income	$10,350	$-	$-	$10,350
Interest expense	798	-	64	862
Net interest income	9,552	-	(64)	9,488
Provision for loan losses	686	-	-	686
Noninterest income	1,057	4,243	(90)	5,210
Noninterest expense	6,262	4,284	479	11,025
Income (loss) before taxes on income	$3,661	$(41)	$(633)	$2,987

General. Consolidated income before taxes for the second quarter of 2014 was $2.4 million as compared to $3.0 million for the second quarter of 2013. This decrease was due to a $1.6 million increase in corporate interest and noninterest expenses, which was partially offset by increases in income before taxes of Banking and Wealth Management of $0.7 million and $0.3 million, respectively. The $0.7 million increase in income before taxes for Banking was due to higher net interest income, higher noninterest income and a lower provision for loan losses, which were partially offset by higher noninterest expenses. The $0.3 million increase in income before taxes for Wealth Management was primarily due to higher noninterest income.

The increase in corporate interest and noninterest expenses in the second quarter of 2014 as compared to the second quarter of 2013 was primarily due to a $0.2 million increase in interest costs related to the higher balance of the term note, the expensing of $1.0 million in IPO costs and $0.2 million of increased allocations of executive compensation related to the time spent on the IPO.

The following table shows key operating results for each of our business segments for the six months ended June 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2014:
Interest income	$21,606	$-	$-	$21,606
Interest expense	1,739	-	301	2,040
Net interest income	19,867	-	(301)	19,566
Provision for loan losses	235	-	-	235
Noninterest income	2,929	9,287	(249)	11,967
Noninterest expense	14,557	9,225	2,635	26,417
Income (loss) before taxes on income	$8,004	$62	$(3,185)	$4,881
2013:
Interest income	$19,354	$-	$-	$19,354
Interest expense	1,610	-	64	1,674
Net interest income	17,744	-	(64)	17,680
Provision for loan losses	1,308	-	-	1,308
Noninterest income	1,876	8,059	(192)	9,743
Noninterest expense	11,874	8,609	938	21,421
Income (loss) before taxes on income	$6,438	$(550)	$(1,194)	$4,694

General. Consolidated income before taxes for the first six months of 2014 was $4.9 million as compared to $4.7 million for the first six months of 2013. This increase was due to increases in income before taxes for Banking and Wealth Management of $1.6 million and $0.6 million, respectively, which were partially offset by a $2.0 million increase in corporate interest and noninterest expenses. The $1.6 million increase in income before taxes for Banking was due to higher net interest income, higher noninterest income and a lower provision for loan losses, which were partially offset by higher noninterest expenses. For Wealth Management, a $0.5 million loss before taxes in the first six months of 2013 improved to income before taxes of $0.1 million for the first six months of 2014 due to higher noninterest income which was partially offset by higher noninterest expenses.

The increase in corporate interest and noninterest expenses in the first six months of 2014 as compared to the corresponding period in 2013 was primarily due to a $0.3 million increase in interest costs related to the higher balance of the term loan, the expensing of $1.0 million in IPO costs and $0.3 million of increased allocations of executive compensation related to the time spent on the IPO.

Net Interest Income. The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields on those assets; (ii) the total dollar amount of interest expense and the average rate of interest on our interest-bearing liabilities; (iii) net interest income; (iv) net interest rate spread; and (v) net yield on interest-earning assets:

	Quarter Ended June 30:
	2014			2013
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$970,211	$10,227	4.22%	$795,368	$10,084	5.07%
Securities	90,462	550	2.44%	28,332	153	2.17%
Fed funds, FHLB stock, and deposits	40,083	154	1.53%	36,578	113	1.24%
Total interest-earning assets	1,100,756	10,931	3.97%	860,278	10,350	4.81%

Noninterest-earning assets:
Nonperforming assets	4,135			2,289
Other	15,060			18,798
Total assets	$1,119,951			$881,365

Interest-bearing liabilities:
Demand deposits	$241,180	303	0.51%	$152,131	191	0.50%
Money market and savings	128,900	159	0.49%	85,919	78	0.37%
Certificates of deposit	266,436	376	0.57%	290,482	496	0.68%
Total interest-bearing deposits	636,516	838	0.53%	528,532	765	0.58%
Borrowings	177,622	277	0.62%	85,162	97	0.46%
Total interest-bearing liabilities	814,138	1,115	0.55%	613,694	862	0.56%

Noninterest-bearing liabilities:
Demand deposits	210,078			186,273
Other liabilities	5,964			5,421
Total liabilities	1,030,180			805,388
Shareholders’ equity	89,771			75,977
Total liabilities and equity	$1,119,951			$881,365

Net Interest Income		$9,816			$9,488

Net Interest Rate Spread			3.42%			4.25%

Net Yield on Interest-earning Assets			3.57%			4.41%

	Six Months Ended June 30:
	2014			2013
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$948,175	$20,331	4.29%	$773,679	$19,003	4.92%
Securities	77,142	942	2.44%	18,594	176	1.91%
Fed funds, FHLB stock, and deposits	44,649	333	1.50%	32,448	175	1.09%
Total interest-earning assets	1,069,966	21,606	4.04%	824,721	19,354	4.70%

Noninterest-earning assets:
Nonperforming assets	3,626			2,289
Other	15,732			20,071
Total assets	$1,089,324			$847,081

Interest-bearing liabilities:
Demand deposits	$231,245	581	0.51%	$131,518	341	0.52%
Money market and savings	126,934	310	0.49%	88,812	184	0.42%
Certificates of deposit	260,882	751	0.58%	301,568	1,022	0.68%
Total interest-bearing deposits	619,061	1,642	0.53%	521,898	1,547	0.60%
Borrowings	164,674	398	0.49%	71,816	127	0.36%
Total interest-bearing liabilities	783,735	2,040	0.52%	593,714	1,674	0.57%

Noninterest-bearing liabilities:
Demand deposits	212,748			172,311
Other liabilities	4,033			6,007
Total liabilities	1,000,516			772,032
Shareholders’ equity	88,808			75,049
Total liabilities and equity	$1,089,324			$847,081

Net Interest Income		$19,566			$17,680

Net Interest Rate Spread			3.52%			4.13%

Net Yield on Interest-earning Assets			3.66%			4.29%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the quarter and six months ended June 30, 2014, as compared to corresponding periods in 2013:

	Quarter Ended June 30, 2014 vs. 2013			Six Months Ended June 30, 2014 vs. 2013
(dollars in thousands)	Increase (Decrease) due to:			Increase (Decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans	$2,004	$(1,861)	$143	$3,939	$(2,611)	$1,328
Securities	376	21	397	705	61	766
Fed funds, FHLB stock, and deposits	13	28	41	78	80	158
Total interest-earning assets	2,393	(1,812)	581	4,722	(2,470)	2,252
Interest paid on:
Demand deposits	111	1	112	251	(11)	240
Money market and savings	47	34	81	89	37	126
Certificates of deposit	(39)	(81)	(120)	(127)	(144)	(271)
Borrowings	136	44	180	212	59	271
Total interest-bearing liabilities	255	(2)	253	425	(59)	366
Net interest income	$2,138	$(1,810)	$328	$4,297	$(2,411)	$1,886

Net interest income increased 3% from $9.5 million in the second quarter of 2013, to $9.8 million in the second quarter of 2014 because of a 28% increase in interest-earning assets, which was partially offset by a decrease in our net interest rate spread and by $0.8 million of interest income we realized in the second quarter of 2013 on the net recovery of mark to mark adjustments related to payoffs of acquired loans. Excluding this net recovery, the yield on interest earnings assets for the second quarter of 2013 would have been 4.43%, the net interest rate spread would have been 3.87% and the net yield on interest earnings assets would have been 4.02%. Excluding the net recovery in 2013, the decrease in the net interest rate spread from 3.87% for the second quarter of 2013 to 3.42% for the second quarter of 2014 was due to a decrease in yield on total interest earning assets. Excluding the net recovery in 2013, the decrease in yield on interest earning assets from 4.43% to 3.97% was due to an increase in the proportion of lower yielding securities to total interest earning assets and a decrease in the yield on loans. The decrease in yield on loans was due to prepayments of higher yielding loans and the addition of loans at current market rates which are lower than the current yield on our loan portfolio. The rate on interest bearing liabilities did not change as a decrease in the rates paid on interest bearing deposits was offset by an increase in the rates paid on borrowings. The decrease in rates paid on deposits was due to lower market rates while the increase in the rates paid on borrowings was primarily due to the higher proportion of borrowings being from the term loan which bears interest at ninety day Libor plus 4.0% per annum as compared to the FHLB weighted average borrowing rate of 0.13% during the second quarter of 2014.

Net interest income increased 11% from $17.7 million in the first six months of 2013, to $19.6 million in the first six months of 2014 because of a 30% increase in interest-earning assets, which was partially offset by a decrease in our net interest rate spread and by $0.8 million of interest income we realized in the second quarter of 2013 on the net recovery of mark to mark adjustments related to payoffs of acquired loans. Excluding this net recovery, the yield on interest earnings assets for the first six months of 2013 would have been 4.50%, the net interest rate spread would have been 3.94% and the net yield on interest earnings assets would have been 4.09%. Excluding the net recovery in 2013, the decrease in the net interest rate spread from 3.94% for the first six months of 2013 to 3.52% for the first six months of 2014 was due to a decrease in yield on total interest earning assets which was partially offset by a decrease in rates paid on interest bearing liabilities. Excluding the net recovery in 2013, the decrease in yield on interest earning assets from 4.50% to 4.04% was due to an increase in the proportion of lower yielding securities to total interest earning assets and a decrease in the yield on loans. The decrease in yield on loans was due to prepayments of higher yielding loans and the addition of loans at current market rates which are lower than the current yield on our loan portfolio. The rate on interest bearing liabilities decreased as a decrease in the rate on interest bearing deposits was partially offset by an increase in the rate on borrowings. The decrease in rates paid on deposits was due to lower market rates while the increase in the rates paid on borrowings was primarily due to the higher proportion of borrowings being from the term loan which bears interest at ninety day Libor plus 4.0% per annum as compared to the FHLB weighted average borrowing rate of 0.13% during the first six months of 2014.

Provision for loan losses. The provision for loan losses represents our determination of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of our provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. We did not record a provision for loan losses in the second quarter of 2014 and the provision for loan losses was $0.2 million in the six months ended June 30, 2014 as compared to $0.7 million and $1.3 million in the quarter and six months ended June 30, 2013, respectively. The lower provision for loan losses in the quarter and six months ended June 30, 2014 as compared to the corresponding periods in 2013 reflects reductions in estimated loss assumptions and the lower amount of chargeoffs. We did not recognize any chargeoffs in the first six months of 2014, as compared to the $0.7 million of chargeoffs we recognized in the first six months of 2013.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, prepayment and late fees charged on loans and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the quarter and six months ended June 30:

(dollars in thousands)	2014	2013
Quarter Ended June 30:
Trust fees	$519	$442
Consulting fees	110	-
Deposit charges	97	108
Gain on sale of REO	655	-
Prepayment fees	344	417
Other	162	90
Total noninterest income	$1,887	$1,057
Six Months Ended June 30:
Trust fees	$1,006	$969
Consulting fees	110	-
Deposit charges	190	200
Gain on sale of REO	655	-
Prepayment fees	460	471
Other	508	236
Total noninterest income	$2,929	$1,876

The $0.8 million increase in noninterest income for Banking in the second quarter of 2014 as compared to the second quarter of 2013 was due primarily to a $0.7 million gain on sale of REO realized in the second quarter of 2014. The $1.1 million increase in noninterest income for Banking in the first six months of 2014 as compared to the corresponding period in 2013 was due primarily to the $0.7 million gain on sale of REO and a $0.3 million increase in insurance commissions. The increase in insurance commissions reflects a higher level of large dollar cases closed in the first six months of 2014 as compared to the corresponding period in 2013.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services, as well as fees for administration services provided to family foundations and private charitable organizations. The following table provides a breakdown of noninterest income for Wealth Management for the quarter and six months ended June 30:

(dollars in thousands)	2014	2013
Quarter Ended June 30:
Asset management fees	$4,467	$3,912
Consulting and administration fees	196	332
Other	(1)	(1)
Total noninterest income	$4,662	$4,243

Six Months Ended June 30:
Asset management fees	$8,835	$7,464
Consulting and administration fees	459	602
Other	(7)	(7)
Total noninterest income	$9,287	$8,059

The $0.4 million increase in noninterest income in Wealth Management in the second quarter of 2014 as compared to the second quarter of 2013 was primarily due to increases in asset management fees of 14%. The $1.2 million increase in noninterest income in Wealth Management in the first six months of 2014 as compared to the corresponding period in 2013 was primarily due to increases in asset management fees of 18%. These increases in asset management fees were primarily due to 18% and 17% increases in the AUM balances used for computing the asset management fees in the quarter and six months ended June 30, 2014, respectively, as compared to AUM balances used for computing the asset management fees in the corresponding periods in 2013.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the quarter and six months ended June 30:

	Banking		Wealth Management
(dollars in thousands)	2014	2013	2014	2013
Quarter Ended June 30:
Compensation and benefits	$4,266	$3,626	$3,350	$3,272
Occupancy and depreciation	1,293	1,083	488	418
Professional services and marketing	679	418	373	415
Other expenses	1,377	1,135	172	179
Total noninterest expense	$7,615	$6,262	$4,383	$4,284

Six Months Ended June 30:
Compensation and benefits	$8,786	$7,470	$7,078	$6,585
Occupancy and depreciation	2,577	2,009	1,003	811
Professional services and marketing	1,182	789	837	871
Other expenses	2,012	1,606	307	342
Total noninterest expense	$14,557	$11,874	$9,225	$8,609

The $1.4 million increase in noninterest expense in Banking in the second quarter of 2014 as compared to the second quarter of 2013 was due primarily to increases in staffing and costs associated with FFB’s higher balances of loans and deposits and our continuing expansion. Compensation and benefits for Banking increased $0.6 million during in the second quarter of 2014 as compared to the second quarter of 2013 as the number of full-time equivalent employees, (“FTE”) in Banking increased to 140.5 during the second quarter of 2014 from 121.5 during the second quarter of 2013. The $0.2 million increase in occupancy and depreciation costs for Banking in the second quarter of 2014 as compared to the second quarter of 2013 was due to one additional office being open during the second quarter of 2014 as compared to the second quarter of 2013 and the expansion into additional space at the administrative office in the second quarter of 2013. The combined $0.5 million increase in professional services and marketing and other expenses in the second quarter of 2014 as compared to the second quarter of 2013, was primarily due to a $0.7 million provision related to contingent consideration to the former shareholders of an acquired company recorded during the second quarter of 2014, which was partially offset by the lack of a provision for REO losses in the second quarter of 2014 as compared to a $0.2 million provision for REO losses in the second quarter of 2013.

The $2.7 million increase in noninterest expense in Banking in the first six months of 2014 as compared to the corresponding period in 2013 was due primarily to increases in staffing and costs associated with FFB’s higher balances of loans and deposits and our continuing expansion. Compensation and benefits for Banking increased $1.3 million during in the first six months of 2014 as compared to the corresponding period in 2013 as the number of FTE in Banking increased to 138.4 during the first six months of 2014 from 117.2 during the corresponding period in 2013. The $0.6 million increase in occupancy and depreciation costs for Banking in the first six months of 2014 as compared to the corresponding period in 2013 was due to one additional office being open during the first six months of 2014 as compared to the corresponding period in 2013 and the expansion into additional space at the administrative office in the second quarter of 2013. The combined $0.8 million increase in professional services and marketing and other expenses in the first six months of 2014 as compared to the corresponding period in 2013 was primarily due to the $0.7 million provision related to contingent consideration to be paid to the shareholders of an acquired company and increased costs related to our larger loan and deposit balances, increased staffing and increased number of wealth management offices which was partially offset by the lack of a provision for REO losses in the first six months of 2014 as compared to a $0.2 million provision for REO losses in the first six months of 2013.

Noninterest expense in Wealth Management only increased $0.1 million in the second quarter of 2014 as compared to the second quarter of 2013 as there were no significant changes in staffing levels, the primary component of noninterest expenses for Wealth Management. Noninterest expenses in Wealth Management increased $0.6 million in the first six months of 2014 as compared to the corresponding period in 2013 primarily due to increases in staffing and costs associated with our continuing expansion and growth. Compensation and benefits for Wealth Management increased $0.5 million in the first six months of 2014 as compared to the corresponding period in 2013 as the number of FTE in Wealth Management increased to 54.0 during the first six months of 2014 from 51.8 during the corresponding period in 2013.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other, as of:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
June 30, 2014:
Cash and cash equivalents	$19,326	$2,107	$(2,026)	$19,407
Securities AFS	118,324	-	-	118,324
Loans, net	997,385	293	-	997,678
Premises and equipment	1,882	692	100	2,674
FHLB Stock	9,165	-	-	9,165
Deferred taxes	9,690	920	(350)	10,260
REO	1,285	-	-	1,285
Other assets	4,270	556	773	5,599
Total assets	$1,161,327	$4,568	$(1,503)	$1,164,392

Deposits	$866,341	$-	$(9,176)	$857,165
Borrowings	187,000	-	21,279	208,279
Intercompany balances	1,216	525	(1,741)	-
Other liabilities	4,503	1,777	1,143	7,423
Shareholders’ equity	102,267	2,266	(13,008)	91,525
Total liabilities and equity	$1,161,327	$4,568	$(1,503)	$1,164,392

December 31, 2013:
Cash and cash equivalents	$56,795	$2,134	$(1,975)	$56,954
Securities AFS	59,111	-	-	59,111
Loans, net	893,364	366	-	893,730
Premises and equipment	2,286	863	100	3,249
FHLB Stock	6,721	-	-	6,721
Deferred taxes	11,426	865	(239)	12,052
REO	375	-	-	375
Other assets	3,840	717	611	5,168
Total assets	$1,033,918	$4,945	$(1,503)	$1,037,360

Deposits	$809,306	$-	$(7,269)	$802,037
Borrowings	134,000	-	7,063	141,063
Intercompany balances	857	248	(1,105)	-
Other liabilities	4,018	2,590	890	7,498
Shareholders’ equity	85,737	2,107	(1,082)	86,762
Total liabilities and equity	$1,033,918	$4,945	$(1,503)	$1,037,360

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the first six months of 2014, total assets for the Company and FFB increased by $127.0 million. For FFB, during the first six months of 2014, loans and deposits increased $104.3 million and $57.0 million, respectively, cash and cash equivalents decreased by $37.5 million, securities AFS increased by $59.2 million and FHLB advances increased by $53.0 million. Borrowings at FFI increased by $14.2 million during the first six months of 2014.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, decreased $37.5 million during the first six months of 2014. Changes in cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings. As the Company has increased its securities portfolio for liquidity purposes, it has been able to reduce the amount of cash held on its balance sheet.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2014:
US Treasury security	$300	$-	$-	$300
FNMA and FHLB Agency notes	10,496	-	(282)	10,214
Agency mortgage-backed securities	107,243	1,200	(633)	107,810
Total	$118,039	$1,200	$(915)	$118,324

December 31, 2013:
US Treasury security	$300	$-	$-	$300
FNMA and FHLB Agency notes	10,496	-	(716)	9,780
Agency mortgage-backed securities	50,983	30	(1,982)	49,031
Total	$61,779	$30	$(2,698)	$59,111

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations.

The $59.2 million increase in AFS securities during in the first six months of 2014 reflected our actions to increase our on-balance sheet sources of liquidity.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yield is as follows as of June 30, 2014:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$-	$300	$-	$-	$300
FNMA and FHLB Agency notes	-	-	10,496	-	10,496
Total	$-	$300	$10,496	$-	$10,796
Weighted average yield	0.00%	0.45%	1.78%	0.00%	1.74%

Estimated Fair Value:
US Treasury securities	$-	$300	$-	$-	$300
FNMA and FHLB Agency notes	-	-	10,214	-	10,214
Total	$-	$300	$10,214	$-	$10,514

Agency mortgage backed securities are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities as of June 30, 2014 was 2.49%.

Loans. The following table sets forth our loans, by loan category, as of:

	June 30, 2014	December 31, 2013
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$434,473	$405,984
Single family	283,490	227,096
Total real estate loans secured by residential properties	717,963	633,080
Commercial properties	170,374	154,982
Land and construction	3,007	3,794
Total real estate loans	891,344	791,856
Commercial and industrial loans	101,241	93,255
Consumer loans	15,271	18,484
Total loans	1,007,856	903,595
Premiums, discounts and deferred fees and expenses	(28)	50
Total	$1,007,828	$903,645

The $104.2 million increase in loans during the first six months of 2014 was the result of loan originations and funding of existing credit commitments of $239.5 million, offset by $135.3 million of payoffs and scheduled principal payments.

The scheduled maturities, as of December 31, 2013, of the performing loans categorized as land loans and as commercial and industrial loans, are as follows:

	Scheduled Maturity			Loans With a Scheduled Maturity After One Year
(dollars in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Loans With Fixed Rates	Loan With Adjustable Rates

Land and construction loans	$2,933	$19	$842	$19	$842
Commercial and industrial loans	$50,272	$17,968	$24,671	$41,775	$864

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	June 30, 2014		December 31, 2013
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$211,603	-	$217,782	-
Interest-bearing	241,244	0.495%	217,129	0.504%
Money market and savings	142,242	0.543%	121,260	0.499%
Certificates of deposits	262,076	0.556%	245,866	0.606%
Total	$857,165	0.400%	$802,037	0.398%

The $55.1 million increase in deposits during the first six months of 2014 reflects the organic growth of our Banking operations.

As market interest rates have continued to decline, FFB has been able to lower the cost of its deposit products. As a result, the weighted average rate of interest-bearing deposits has decreased from 0.65% at December 31, 2012 to 0.55% at December 31, 2013, to 0.53% at June 30, 2014, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits have decreased from 0.52% at December 31, 2012 to 0.40% at both December 31, 2013 and June 30, 2014.

The maturities of our certificates of deposit of $100,000 or more were as follows as of June 30, 2014:

(dollars in thousands)

3 months or less	$88,983
Over 3 months through 6 months	71,923
Over 6 months through 12 months	72,715
Over 12 months	13,170
Total	$246,791

FFB utilizes a third party program called CDARs which allows FFB to transfer funds of its clients in excess of the FDIC insurance limit (currently $250,000) to other institutions in exchange for an equal amount of funds from clients of these other institutions. This has allowed FFB to provide FDIC insurance coverage to its clients. As of June 30, 2014, FFB held $85.7 million of CDARs deposits. Under certain regulatory guidelines, these deposits are considered brokered deposits. As of June 30, 2014, FFB did not have any other brokered certificates of deposit.

Borrowings. At June 30, 2014, our borrowings consisted of $187.0 million of overnight FHLB advances at FFB and a $21.3 million term loan at FFI. At December 31, 2013, our borrowings consisted of $134.0 million of overnight FHLB advances at FFB and a $7.1 million term loan at FFI. The FHLB advances were paid in full in the early parts of July 2014 and January 2014, respectively. Because FFB utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of overnight borrowings during the first six months of 2014 was $150.3 million, as compared to $79.2 million during 2013. The weighted average interest rate on these overnight borrowings was 0.13% for the second quarter of 2014, as compared to 0.15% during 2013. The maximum amount of overnight borrowings outstanding at any month-end during the first six months of 2014 and during 2013, was $195.0 million and $134.0 million, respectively.

Term Loan. In the second quarter of 2013, we entered into a loan agreement to borrow $7.5 million for a term of five years. This note bears interest at a rate of ninety day Libor plus 4.0% per annum. In the first quarter of 2014, we entered into an amendment to this loan agreement pursuant to which we obtained an additional $15.0 million of borrowings. As a result, as of June 30, 2014, the outstanding principal amount of the loan was $21.3 million. This amendment did not alter any of the terms of the loan agreement or the loan, other than the $15.0 million increase in the principal amount of the loan and a corresponding increase in the amount of the monthly installments of principal and interest payable on the Loan. The amended loan agreement requires us to make monthly payments of principal of $0.2 million plus interest, with a final payment of the unpaid principal balance, in the amount of approximately $12.1 million, plus accrued but unpaid interest, at the maturity date of the loan in May 2018. We have the right, in our discretion, to prepay all or a portion of the loan at any time, without any penalties or premium. We have pledged all of the common stock of FFB to the lender as security for the performance of our payment and other obligations under the loan agreement. The loan agreement obligates us to meet certain financial covenants, including the following:

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

As of June 30, 2014, we were in compliance with all of those financial covenants.

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

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
June 30, 2014:
Real estate loans:
Residential properties	$-	$-	$-	$3,057	$3,057	$714,906	$717,963
Commercial properties	3,207	-	347	597	4,151	166,223	170,374
Land and construction	-	-	-	-	-	3,007	3,007
Commercial and industrial loans	-	226	782	344	1,352	99,889	101,241
Consumer loans	-	650	-	125	775	14,496	15,271
Total	$3,207	$876	$1,129	$4,123	$9,335	$998,521	$1,007,856

Percentage of total loans	0.32%	0.09%	0.11%	0.41%	0.93%

December 31, 2013:
Real estate loans:
Residential properties	$-	$-	$-	$1,820	$1,820	$631,260	$633,080
Commercial properties	-	-	417	598	1,015	153,967	154,982
Land and construction	-	-	1,480	-	1,480	2,314	3,794
Commercial and industrial loans	-	2,744	1,315	344	4,403	88,852	93,255
Consumer loans	-	-	-	132	132	18,352	18,484
Total	$-	$2,744	$3,212	$2,894	$8,850	$894,745	$903,595

Percentage of total loans	0.00%	0.30%	0.36%	0.32%	0.98%

As of June 30, 2014, the Company had $0.1 million of loans classified as troubled debt restructurings, which are included as nonaccrual loans in the table above.

The following is a breakdown of our loan portfolio by the risk category of loans as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
June 30, 2014:
Real estate loans:
Residential properties	$714,446	$-	$-	$3,517	$717,963
Commercial properties	165,807	-	3,756	811	170,374
Land and construction	3,007	-	-	-	3,007
Commercial and industrial loans	95,257	31	2,014	3,939	101,241
Consumer loans	15,105	-	166	-	15,271
Total	$993,622	$31	$5,936	$8,267	$1,007,856

December 31, 2013:
Real estate loans:
Residential properties	$630,832	$-	$-	$2,248	$633,080
Commercial properties	150,053	-	4,108	821	154,982
Land and construction	2,314	-	1,480	-	3,794
Commercial and industrial loans	88,166	43	2,047	2,999	93,255
Consumer loans	18,309	-	175	-	18,484
Total	$889,674	$43	$7,810	$6,068	$903,595

As of June 30, 2014, $5.9 million of the loans classified as substandard and $1.0 million of the loans classified as impaired were loans acquired in an acquisition.

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

In 2012, we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	June 30, 2014	December 31, 2013
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$-	$-
Commercial properties	5,003	5,543
Land and construction	-	2,331
Total real estate loans	5,003	7,874
Commercial and industrial loans	2,451	2,489
Consumer loans	253	260
Total loans	7,707	10,623
Unaccreted discount on purchased credit impaired loans	(1,896)	(2,945)
Total	$5,811	$7,678

 Allowance for Loan Losses. The following table summarizes the activity in our ALLL for the periods indicated:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter ended June 30, 2014:
Real estate loans:
Residential properties	$6,255	$441	$-	$-	$6,696
Commercial properties	1,593	(21)	-	-	1,572
Commercial and industrial loans	2,157	(434)	-	-	1,723
Consumer loans	145	14	-	-	159
Total	$10,150	$-	$-	$-	$10,150

Six months ended June 30, 2014:
Real estate loans:
Residential properties	$6,157	$539	$-	$-	$6,696
Commercial properties	1,440	132	-	-	1,572
Commercial and industrial loans	2,149	(426)	-	-	1,723
Consumer loans	169	(10)	-	-	159
Total	$9,915	$235	$-	$-	$10,150
Year ended December 31, 2013:
Real estate loans:
Residential properties	$4,355	$1,802	$-	$-	$6,157
Commercial properties	936	561	(57)	-	1,440
Commercial and industrial loans	2,841	71	(763)	-	2,149
Consumer loans	208	(39)	-	-	169
Total	$8,340	$2,395	$(820)	$-	$9,915

Excluding the loans acquired in an acquisition, our ALLL as a percentage of total loans was 1.03%, and 1.16% as of June 30, 2014 and December 31, 2013, respectively.

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

In addition, the FDIC and the California Department of Business Oversight (or “DBO”), as an integral part of their examination processes, periodically review the adequacy of our ALLL. These agencies may require us to make additional provisions for loan losses, over and above the provisions that we have already made, the effect of which would be to reduce our income.

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
June 30, 2014:
Allowance for loan losses:
Real estate loans:
Residential properties	$-	$6,696	$-	$6,696	$30
Commercial properties	-	1,572	-	1,572	248
Land and construction	-	-	-	-	8
Commercial and industrial loans	519	1,204	-	1,723	73
Consumer loans	-	159	-	159	11
Total	$519	$9,631	$-	$10,150	$370
Loans:
Real estate loans:
Residential properties	$3,517	$714,446	$-	$717,963	$2,919
Commercial properties	811	165,807	3,756	170,374	23,585
Land and construction	-	3,007	-	3,007	1,766
Commercial and industrial loans	3,939	95,288	2,014	101,241	6,339
Consumer loans	-	15,230	41	15,271	148
Total	$8,267	$993,778	$5,811	$1,007,856	$34,757

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
December 31, 2013:
Allowance for loan losses:
Real estate loans:
Residential properties	$-	$6,157	$-	$6,157	$36
Commercial properties	190	1,250	-	1,440	290
Land and construction	-	-	-	-	26
Commercial and industrial loans	925	1,224	-	2,149	126
Consumer loans	-	169	-	169	11
Total	$1,115	$8,800	$-	$9,915	$489
Loans:
Real estate loans:
Residential properties	$2,248	$630,832	$-	$633,080	$3,449
Commercial properties	821	150,053	4,108	154,982	23,968
Land and construction	-	2,314	1,480	3,794	1,939
Commercial and industrial loans	2,999	88,209	2,047	93,255	10,354
Consumer loans	-	18,441	43	18,484	160
Total	$6,068	$889,849	$7,678	$903,595	$39,870

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in an acquisition  that were not classified as purchased impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balance of the related loans. The unaccreted credit component discount is equal to 1.06% and 1.23% of the stated principal balance of these loans as of June 30, 2014 and December 31, 2013, respectively. In addition to this unaccreted credit component discount, an additional $0.2 million of the ALLL has been provided for these loans as of June 30, 2014.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of shares by FFI. The remaining balances of the Company’s lines of credit available to draw down totaled $193.4 million at June 30, 2014.

Cash Flows Provided by Operating Activities. During the six months ended June 30, 2014, operating activities provided net cash of $3.4 million, comprised primarily of our net income of $2.7 million and $1.8 million of non-cash charges, including provisions for loan losses, stock based compensation expense and depreciation and amortization and deferred taxes recognized in our net income. These were partially offset by a $0.7 million gain on sale of a REO property recognized in our net income. During the year ended December 31, 2013 operating activities provided net cash of $11.2 million, comprised primarily of our net income of $7.9 million and $4.3 million of non-cash charges, including provisions for loan losses, REO losses, stock based compensation expense and depreciation and amortization, offset by $1.3 million non-cash deferred tax benefit recognized in our net income.

Cash Flows Used in Investing Activities. During the six months ended June 30, 2014, investing activities used net cash of $163.3 million, primarily to fund a $105.7 million net increase in loans and a $58.2 million net increase in securities AFS. During the year ended December 31, 2013, investing activities used net cash of $217.0 million, primarily to fund a $160.8 million net increase in loans and a $56.1 million net increase in securities AFS.

Cash Flow Provided by Financing Activities. During the six months ended June 30, 2014, financing activities provided net cash of $122.3 million, consisting primarily of a net increase of $55.1 million in deposits, a $15.0 million borrowing under a term note, and a $53.0 million increase in FHLB advances. During the year ended December 31, 2013, financing activities provided net cash of $199.7 million, consisting primarily of a net increase of $152.3 million in deposits, a net increase of $41.1 million in borrowings and $6.3 million received from the sale of shares in a private offering.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2014 and December 31, 2013, the loan-to-deposit ratios at FFB were 115.1% and 110.4%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of June 30, 2014:

(dollars in thousands)
Commitments to fund new loans	$24,526
Commitments to fund under existing loans, lines of credit	100,273
Commitments under standby letters of credit	1,477

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of June 30, 2014, FFB was obligated on $68.5 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $56.0 million of deposits from the State of California.

Capital Resources and Dividend Policy

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
June 30, 2014
Tier 1 leverage ratio	$88,411	7.91%	$44,736	4.00%
Tier 1 risk-based capital ratio	88,411	11.74%	30,116	4.00%
Total risk-based capital ratio	97,837	12.99%	60,233	8.00%

December 31, 2013
Tier 1 leverage ratio	$85,268	8.67%	$39,321	4.00%
Tier 1 risk-based capital ratio	85,268	13.04%	26,150	4.00%
Total risk-based capital ratio	93,465	14.30%	52,300	8.00%

FFB
June 30, 2014
Tier 1 leverage ratio	$99,153	8.90%	$44,580	4.00%	$55,725	5.00%
Tier 1 risk-based capital ratio	99,153	13.09%	30,299	4.00%	45,448	6.00%
Total risk-based capital ratio	108,635	14.34%	60,597	8.00%	75,747	10.00%

December 31, 2013
Tier 1 leverage ratio	$84,243	8.61%	$39,115	4.00%	$48,894	5.00%
Tier 1 risk-based capital ratio	84,243	12.95%	26,017	4.00%	39,025	6.00%
Total risk-based capital ratio	92,399	14.21%	52,034	8.00%	65,042	10.00%

As of each of the dates set forth in the above table, the Company (on a consolidated basis) exceeded the minimum required capital ratios applicable to it and FFB (on a stand-alone basis) qualified as a well-capitalized depository institution under the capital adequacy guidelines described above. As a condition of approval of an acquisition by the FDIC, FFB is required to maintain a Tier 1 Leverage Ratio of 8.5% through August 15, 2014.

As of June 30, 2014, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $43.4 million for the Tier 1 Leverage Ratio, $53.7 million for the Tier 1 risk-based capital ratio and $32.9 million for the Total risk-based capital ratio. No conditions or events have occurred since June 30, 2014 which we believe have changed FFI’s or FFB’s capital adequacy classifications from those set forth in the above table.

The Federal Reserve Board and  the FDIC have adopted a final rule that revises their risk-based and leverage capital requirements (referred to as the Basel III rule).  A key goal of the Basel III rule is to strengthen the capital resources of banking organizations during normal and challenging business environments.  The Basel III final rule implements a revised definition of regulatory capital, a new common equity Tier 1 minimum capital requirement and a higher minimum Tier 1 capital requirement.  In the case of the Company and the Bank, compliance with the standardized approach for determining risk-weighted assets and compliance with the transition period for the revised minimum regulatory capital ratios will begin on January 1, 2015.  The transition period for the capital conservation buffer will begin on January 1, 2016 and the fully implemented regulatory capital ratios will become effective on January 1, 2019.  Important elements of the Basel III rule include the following:

•	Increased minimum capital requirements consisting of a new minimum ratios of:
•	common equity tier 1 capital to risk-weighted assets of 4.5% and of tier 1 capital to risk-weighted assets of 6% beginning on January 1, 2015, and
•	a common equity tier 1 capital conservation buffer that will increase over the period from January 1, 2016 to January 1, 2019 to 2.5% of risk-weighted assets;
•	Higher quality of capital so banks are better able to absorb losses;
•	A leverage ratio concept for international banks and U.S. bank holding companies;
•	Specific capital conservation buffers; and
•	A more uniform supervisory standard for U.S. financial institution regulatory agencies.

Based on the final Basel III rule, we expect that our capital ratios and those of the Bank will exceed the requirements of the Basel III rules that will become applicable to them on January 1, 2015.

During the first six months of 2014, and during 2013, FFI made capital contributions to FFB of $10.0 million and $8.5 million, respectively. As of June 30, 2014, FFI had $10.1 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

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

We had no material commitments for capital expenditures as of June 30, 2014.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, which we filed with the Commission on March 25, 2014.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
(a)	Exhibits.

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101*

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

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

FIRST FOUNDATION INC.

Dated: August 12, 2014	By:	/s/ JOHN M. MICHEL
John M. Michel
Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101*

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*

As provided in Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934.

E-1