Form 10-Q
period 2014-09-30
First Foundation Inc.
filed 2014-11-13
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

7,736,736 shares of Common Stock, par value $0.001 per share, as of November 1, 2014

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2014

TABLE OF CONTENTS

		Exhibit No.

Part I. Financial Information

Item 1.	Financial Statements	1

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Item 4.	Controls and Procedures	38

Part II. Other Information

Item 1A	Risk Factors	38

Item 5	Other Information	38

Item 6	Exhibits	39

SIGNATURES		S-1

EXHIBITS		E-1

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2014	December 31, 2013
	(unaudited)
ASSETS

Cash and cash equivalents	$28,842	$56,954
Securities available-for-sale (“AFS”)	134,760	59,111
Loans, net of deferred fees	1,101,775	903,645
Allowance for loan and lease losses (“ALLL”)	(10,150)	(9,915)
Net loans	1,091,625	893,730

Premises and equipment, net	2,452	3,249
Investment in FHLB stock	9,776	6,721
Deferred taxes	10,639	12,052
Real estate owned (“REO”)	334	375
Other assets	6,085	5,168
Total Assets	$1,284,513	$1,037,360

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$951,164	$802,037
Borrowings	228,682	141,063
Accounts payable and other liabilities	10,807	7,498
Total Liabilities	1,190,653	950,598

Commitments and contingencies	-	-
Shareholders’ Equity
Common Stock, par value $.001: 20,000,000 shares authorized; 7,736,736 and 7,733,514 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	8	8
Additional paid-in-capital	76,721	76,334
Retained earnings	17,378	11,990
Accumulated other comprehensive income (loss), net of tax	(247)	(1,570)
Total Shareholders’ Equity	93,860	86,762

Total Liabilities and Shareholders’ Equity	$1,284,513	$1,037,360

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Interest income:
Loans	$11,404	$9,108	$31,735	$28,111
Securities AFS	799	304	1,741	480
Fed funds sold, FHLB stock and deposits	181	112	514	287
Total interest income	12,384	9,524	33,990	28,878

Interest expense:
Deposits	953	781	2,595	2,328
Borrowings	284	105	682	232
Total interest expense	1,237	886	3,277	2,560

Net interest income	11,147	8,638	30,713	26,318

Provision for loan losses	-	445	235	1,753

Net interest income after provision for loan losses	11,147	8,193	30,478	24,565

Noninterest income:
Asset management, consulting and other fees	6,309	4,597	17,388	13,508
Other income	428	491	1,316	1,323
Total noninterest income	6,737	5,088	18,704	14,831

Noninterest expense:
Compensation and benefits	8,764	7,172	25,278	21,437
Occupancy and depreciation	1,867	1,870	5,499	4,712
Professional services and marketing costs	1,192	982	4,540	3,013
Other expenses	1,272	914	4,195	3,197
Total noninterest expense	13,095	10,938	39,512	32,359

Income before taxes on income	4,789	2,343	9,670	7,037
Taxes on income	2,130	890	4,282	2,674
Net income	$2,659	$1,453	$5,388	$4,363

Net income per share:
Basic	$0.34	$0.20	$0.70	$0.59
Diluted	0.32	0.19	0.66	0.57
Shares used to compute net income per share:
Basic	7,735,350	7,414,527	7,734,372	7,402,044
Diluted	8,240,424	7,756,475	8,188,633	7,708,028

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net income	$2,659	$1,453	$5,388	$4,363
Other comprehensive income:
Unrealized holding gains (losses) on securities arising during the period	(704)	26	2,249	(1,646)
Other comprehensive income (loss) before tax	(704)	26	2,249	(1,646)
Income tax (expense) benefit related to items of other comprehensive income	291	(13)	(926)	690
Other comprehensive income (loss)	(413)	13	1,323	(956)
Total comprehensive income	$2,246	$1,466	$6,711	$3,407

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Nine Months Ended September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$5,388	$4,363
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	235	1,753
Stock–based compensation expense	387	437
Depreciation and amortization	949	721
Deferred tax provision	487	681
Amortization of discounts on purchased loans - net	(1,581)	(2,958)
Gain on sale of REO	(1,038)	-
Provision for REO losses	-	250
Increase in other assets	(793)	50
Increase in accounts payable and other liabilities	3,309	774
Net cash provided by operating activities	7,343	6,071

Cash Flows from Investing Activities:
Net increase in loans	(198,383)	(99,699)
Proceeds from sale of REO	4,198	-
Purchase of loan secured by REO property	(1,285)	-
Purchase of securities AFS	(78,639)	(52,783)
Maturity / sale / payments – securities AFS	5,115	6,075
Sale (purchase) of FHLB stock	(3,055)	2,593
Purchases of premises and equipment	(152)	(1,461)
Net cash used in investing activities	(272,201)	(145,275)

Cash Flows from Financing Activities:
Increase in deposits	149,127	111,618
FHLB Advances – net change	74,000	7,000
Proceeds – term note	15,000	7,500
Principal payments – term note	(1,381)	(250)
Proceeds from sale of stock, net	-	581
Net cash provided by financing activities	236,746	126,449

Increase (decrease) in cash and cash equivalents	(28,112)	(12,755)
Cash and cash equivalents at beginning of year	56,954	63,108
Cash and cash equivalents at end of period	$28,842	$50,353

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,167	$2,416
Income taxes	$2,501	$3,490
Noncash transactions:
Chargeoffs against allowance for loans losses	$-	$748
Transfer of foreclosed loans to REO	$1,834	$-

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 - UNAUDITED

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

Accounting pronouncements: In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40).” The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, "Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company's Consolidated Financial Statements.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 – UNAUDITED

2. Fair Value Measurements

Assets Measured at Fair Value on a Recurring Basis

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
(dollars in thousands)
September 30, 2014:
Investment securities available for sale
US Treasury securities	$300	$—	$300	$—
FNMA and FHLB Agency notes	10,173	—	10,173	—
Agency mortgage-backed securities	124,287	—	124,287	—
Total assets at fair value on a recurring basis	$134,760	$—	$134,760	$—

December 31, 2013:
Investment securities available for sale
US Treasury securities	$300	$—	$300	$—
FNMA and FHLB Agency notes	9,780	—	9,780	—
Agency mortgage-backed securities	49,031	—	49,031	—
Total assets at fair value on a recurring basis	$59,111	$—	$59,111	$—

Assets Measured at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles. These include assets that are measured at the lower of cost or market or that were recognized at a fair value below cost at the end of the period.

Information regarding assets measured at fair value on a nonrecurring basis is set forth in the table below as of:

	September 30, 2014
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Assets at Fair Value:
Impaired Loans	$3,136	$—	$—	$3,136
REO	334	—	334	—
Total	$3,470	$—	$334	$3,136

REO with a carrying value of $1.8 million was foreclosed on during the first nine months of 2014. REO with carrying values of $3.2 million were disposed during the first nine months of 2014. There were no other significant transfers in or out of assets measured at fair value on a nonrecurring basis during the first nine months of 2014.

The following table provides quantitative information about the Company’s nonrecurring Level 3 fair value measurements as of:

(dollars in thousands)	Valuation Technique	Unobservable Input	Estimate Used	Fair Value
June 30, 2014:
Impaired Loans	Third party appraisal	Selling costs	9.0%	$3,136

December 31, 2013:
REO	Third party appraisal	Selling costs	9.0%	$375

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 – UNAUDITED

Fair Value of Financial Instruments

We have elected to use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale are measured at fair value on a recurring basis. Additionally, from time to time, we may be required to measure at fair value other assets on a nonrecurring basis, such as loans held for investment and certain other assets. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Fair value estimates are made at a discrete point in time based on relevant market information and other information about the financial instruments. Because no active market exists for a significant portion of our financial instruments, fair value estimates are based in large part on judgments we make primarily regarding current economic conditions, risk characteristics of various financial instruments, prepayment rates, and future expected loss experience. These estimates are subjective in nature and invariably involve some inherent uncertainties. Additionally, unexpected changes in events or circumstances can occur that could require us to make changes to our assumptions and which, in turn, could significantly affect and require us to make changes to our previous estimates of fair value.

In addition, the fair value estimates are based on existing on and off-balance sheet financial instruments without attempting to estimate the value of existing and anticipated future customer relationships and the value of assets and liabilities that are not considered financial instruments, such as premises and equipment and other real estate owned.

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and Cash Equivalents. The fair value of cash and cash equivalents approximates its carrying value.

Interest-Bearing Deposits with Financial Institutions. The fair values of interest-bearing deposits maturing within ninety days approximate their carrying values.

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as level 3 include asset-backed securities in less liquid markets.

Federal Home Loan Bank and Federal Reserve Bank Stock. The Bank is a member of the Federal Home Loan Bank (the “FHLB”) and the Federal Reserve Bank of San Francisco (the “FRB”). As members, we are required to own stock of the FHLB and the FRB, the amount of which is based primarily on the level of our borrowings from those institutions. We also have the right to acquire additional shares of stock in either or both of the FHLB and the FRB; however, to date, we have not done so. The fair values of that stock are equal to their respective carrying amounts, are classified as restricted securities and are periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock.  Any cash or stock dividends paid to us on such stock are reported as income.

Loans . The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

Impaired Loans. ASC 820-10 applies to loans measured for impairment in accordance with ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, including impaired loans measured at an observable market price (if available), and at the fair value of the loan’s collateral (if the loan is collateral dependent) less selling cost. The fair value of an impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 – UNAUDITED

Foreclosed Assets. Foreclosed assets are adjusted to the lower of cost or fair value, less estimated costs to sell, at the time the loans are transferred to foreclosed assets. Subsequently, foreclosed assets are carried at the lower of carrying value or fair value, less estimated costs to sell. Fair value is determined on the basis of independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the foreclosed asset at nonrecurring Level 2. When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, we measure the foreclosed asset at nonrecurring Level 3.

Deposits. The fair value of demand deposits, savings deposits, and money market deposits is defined as the amounts payable on demand at quarter-end. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

Borrowings . The fair value of $208 million in borrowings is the carrying value of overnight FHLB advances that approximate fair value because of the short-term maturity of this instrument, resulting in a Level 2 classification. The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company.  The $20.7 million term loan is a variable rate loan for which the rate adjusts quarterly, and as such, its fair value is based on its carrying value resulting in a Level 3 classification.

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
September 30, 2014:
Assets:
Cash and cash equivalents	$28,842	$28,842	$—	$—	$28,842
Securities AFS	134,760	—	134,760	—	134,760
Loans	1,091,625	—	—	1,138,059	1,138,059
Investment in FHLB stock	9,776	9,776	—	—	9,776

Liabilities:
Deposits	951,164	685,448	265,626	—	951,074
Borrowings	228,682	-	208,000	20,682	228,682

December 31, 2013:
Assets:
Cash and cash equivalents	$56,954	$56,954	$—	$—	$56,954
Securities AFS	59,111	—	59,111	—	59,111
Loans	893,730	—	—	933,695	933,695
Investment in FHLB stock	6,721	6,721	—	—	6,721

Liabilities:
Deposits	802,037	556,171	245,920	—	802,091
Borrowings	141,063	—	134,000	7,063	141,063

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 – UNAUDITED

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2014:
US Treasury securities	$300	$-	$-	$300
FNMA and FHLB Agency notes	10,496	-	(323)	10,173
Agency mortgage-backed securities	124,383	580	(676)	124,287
Total	$135,179	$580	$(999)	$134,760

December 31, 2013:
US Treasury securities	$300	$-	$-	$300
FNMA and FHLB Agency notes	10,496	-	(716)	9,780
Agency mortgage-backed securities	50,983	30	(1,982)	49,031
Total	$61,779	$30	$(2,698)	$59,111

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations.

The table below indicates, as of September 30, 2014, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2014
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
FNMA and FHLB Agency notes	$-	$-	$10,173	$(323)	$10,173	$(323)
Agency mortgage backed securities	19,805	(21)	27,536	(655)	47,341	(676)
Total temporarily impaired securities	$19,805	$(21)	$37,709	$(978)	57,514	(999)

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

The scheduled maturities of securities AFS and the related weighted average yields were as follows as of September 30, 2014:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$-	$300	$-	$-	$300
FNMA and FHLB Agency notes	-	-	10,496	-	10,496
Total	$-	$300	$10,496	$-	$10,796
Weighted average yield	0.00%	0.45%	1.78%	0.00%	1.74%

Estimated Fair Value:
US Treasury securities	$-	$300	$-	$-	$300
FNMA and FHLB Agency notes	-	-	10,173	-	10,173
Total	$-	$300	$10,173	$-	$10,473

Agency mortgage backed securities are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities as of September 30, 2014 was 2.46%.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 – UNAUDITED

NOTE 4: LOANS

The following is a summary of our loans as of:

(dollars in thousands)	September 30, 2014	December 31, 2013
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$455,064	$405,984
Single family	337,536	227,096
Total real estate loans secured by residential properties	792,600	633,080
Commercial properties	186,485	154,982
Land and construction	3,232	3,794
Total real estate loans	982,317	791,856
Commercial and industrial loans	100,182	93,255
Consumer loans	19,286	18,484
Total loans	1,101,785	903,595
Premiums, discounts and deferred fees and expenses	(10)	50
Total	$1,101,775	$903,645

As of September 30, 2014 and December 31, 2013, the principal balances shown above are net of unaccreted discount related to loans acquired in an acquisition of $1.5 million and $3.1 million, respectively.

In 2012, the Company purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows for the periods indicated:

(dollars in thousands)	Nine Months Ended September 30, 2014	Year Ended December 31, 2013
Outstanding principal balance:
Loans secured by real estate:
Commercial properties	$4,633	$5,543
Land	-	2,331
Total real estate loans	4,633	7,874
Commercial and industrial loans	2,436	2,489
Consumer loans	249	260
Total loans	7,318	10,623
Unaccreted discount on purchased credit impaired loans	(1,368)	(2,945)
Total	$5,950	$7,678

Accretable yield, or income expected to be collected on purchased credit impaired loans, is as follows as of:

(dollars in thousands)	September 30, 2014	December 31, 2013

Beginning balance	$2,349	$1,531
Accretion of income	(1,040)	(730)
Reclassifications from nonaccretable difference	(391)	1,879
Disposals	(85)	(331)
Ending balance	$833	$2,349

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 – UNAUDITED

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
September 30, 2014:
Real estate loans:
Residential properties	$-	$145	$-	$1,820	$1,965	$790,635	$792,600
Commercial properties	-	-	3,936	596	4,532	181,953	186,485
Land and construction	-	-	-	-	-	3,232	3,232
Commercial and industrial loans	-	1,728	1,040	344	3,112	97,070	100,182
Consumer loans	-	-	645	120	765	18,521	19,286
Total	$-	$1,873	$5,621	$2,880	$10,374	$1,091,411	$1,101,785

Percentage of total loans	0.00%	0.17%	0.51%	0.26%	0.94%

December 31, 2013:
Real estate loans:
Residential properties	$-	$-	$-	$1,820	$1,820	$631,260	$633,080
Commercial properties	-	-	417	598	1,015	153,967	154,982
Land and construction	-	-	1,480	-	1,480	2,314	3,794
Commercial and industrial loans	-	2,744	1,315	344	4,403	88,852	93,255
Consumer loans	-	-	-	132	132	18,352	18,484
Total	$-	$2,744	$3,212	$2,894	$8,850	$894,745	$903,595

Percentage of total loans	0.00%	0.30%	0.36%	0.32%	0.98%

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

As of September 30, 2014 and December 31, 2013, the Company had one loan with a balance of $0.1 million classified as a troubled debt restructuring (“TDR”) which is included as nonaccrual in the table above. This loan was classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loan.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 – UNAUDITED

NOTE 5: ALLOWANCE FOR LOAN LOSSES

The following is a roll forward of the Bank’s allowance for loan losses for the following periods:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter Ended September 30, 2014:
Real estate loans:
Residential properties	$6,696	$(15)	$-	$-	$6,681
Commercial properties	1,572	5	-	-	1,577
Commercial and industrial loans	1,723	27	-	-	1,750
Consumer loans	159	(17)	-	-	142
Total	$10,150	$-	$-	$-	$10,150

Nine Months Ended September 30, 2014:
Real estate loans:
Residential properties	$6,157	$524	$-	$-	$6,681
Commercial properties	1,440	137	-	-	1,577
Commercial and industrial loans	2,149	(399)	-	-	1,750
Consumer loans	169	(27)	-	-	142
Total	$9,915	$235	$-	$-	$10,150

Year Ended December 31, 2013:
Real estate loans:
Residential properties	$4,355	$1,802	$-	$-	$6,157
Commercial properties	936	561	(57)	-	1,440
Commercial and industrial loans	2,841	71	(763)	-	2,149
Consumer loans	208	(39)	-	-	169
Total	$8,340	$2,395	$(820)	$-	$9,915

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 – UNAUDITED

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
September 30, 2014:
Allowance for loan losses:
Real estate loans:
Residential properties	$-	$6,681	$-	$6,681	$28
Commercial properties	-	1,577	-	1,577	212
Land and construction	-	-	-	-	4
Commercial and industrial loans	432	1,318	-	1,750	55
Consumer loans	-	142	-	142	11
Total	$432	$9,718	$-	$10,150	$310
Loans:
Real estate loans:
Residential properties	$1,964	$790,636	$-	$792,600	$2,901
Commercial properties	5,631	176,918	3,936	186,485	21,667
Land and construction	-	3,232	-	3,232	1,749
Commercial and industrial loans	5,728	92,482	1,972	100,182	5,959
Consumer loans	-	19,244	42	19,286	142
Total	$13,323	$1,082,512	$5,950	$1,101,785	$32,418

December 31, 2013:
Allowance for loan losses:
Real estate loans:
Residential properties	$-	$6,157	$-	$6,157	$36
Commercial properties	190	1,250	-	1,440	290
Land and construction	-	-	-	-	26
Commercial and industrial loans	925	1,224	-	2,149	126
Consumer loans	-	169	-	169	11
Total	$1,115	$8,800	$-	$9,915	$489
Loans:
Real estate loans:
Residential properties	$2,248	$630,832	$-	$633,080	$3,449
Commercial properties	821	150,053	4,108	154,982	23,968
Land and construction	-	2,314	1,480	3,794	1,939
Commercial and industrial loans	2,999	88,209	2,047	93,255	10,354
Consumer loans	-	18,441	43	18,484	160
Total	$6,068	$889,849	$7,678	$903,595	$39,870

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in an acquisition that were not classified as purchased impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balance of the related loans. The unaccreted credit component discount is equal to 0.96% and 1.23% of the stated principal balance of these loans as of September 30, 2014 and December 31, 2013, respectively. In addition to this unaccreted credit component discount, an additional $0.3 million of the ALLL has been provided for these loans as of September 30, 2014.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 – UNAUDITED

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
Septmeber 30, 2014:
Real estate loans:
Residential properties	$790,636	$-	$-	$1,964	$792,600
Commercial properties	175,587	1,331	3,936	5,631	186,485
Land and construction	3,232	-	-	-	3,232
Commercial and industrial loans	87,042	5,440	1,972	5,728	100,182
Consumer loans	19,124	-	162	-	19,286
Total	$1,075,621	$6,771	$6,070	$13,323	$1,101,785

December 31, 2013:
Real estate loans:
Residential properties	$630,832	$-	$-	$2,248	$633,080
Commercial properties	150,053	-	4,108	821	154,982
Land and construction	2,314	-	1,480	-	3,794
Commercial and industrial loans	88,166	43	2,047	2,999	93,255
Consumer loans	18,309	-	175	-	18,484
Total	$889,674	$43	$7,810	$6,068	$903,595

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 – UNAUDITED

Impaired loans evaluated individually and any related allowance is as follows as of:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
September 30, 2014:
Real estate loans:
Residential properties	$1,964	$1,964	$-	$-	$-
Commercial properties	5,631	5,631	-	-	-
Land and construction	-	-	-	-	-
Commercial and industrial loans	2,160	2,160	3,568	3,568	432
Consumer loans	-	-	-	-	-
Total	$9,755	$9,755	$3,568	$3,568	$432

December 31, 2013:
Real estate loans:
Residential properties	$2,248	$2,248	$-	$-	$-
Commercial properties	223	223	598	598	190
Land and construction	-	-	-	-	-
Commercial and industrial loans	-	-	2,999	2,999	925
Consumer loans	-	-	-	-	-
Total	$2,471	$2,471	$3,597	$3,597	$1,115

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the:

	Nine Months Ended September 30, 2014		Year Ended December 31, 2013
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$3,056	$22	$2,250	$32
Commercial properties	2,433	74	323	22
Land and construction	-	-	-	-
Commercial and industrial loans	891	162	2,690	168
Consumer loans	6,379	258	-	-
Total	$12,758	$516	$5,263	$222

There was no interest income recognized on a cash basis in either 2014 or 2013 on impaired loans.

NOTE 6: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$259,013	-	$217,782	-
Interest-bearing	255,621	0.512%	217,129	0.504%
Money market and savings	170,814	0.637%	121,260	0.499%
Certificates of deposits	265,716	0.593%	245,866	0.606%
Total	$951,164	0.418%	$802,037	0.398%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 – UNAUDITED

At September 30, 2014, of the $250.9 million of certificates of deposits of $100,000 or more, $222.7 million mature within one year and $28.2 million mature after one year. Of the $14.8 million of certificates of deposit of less than $100,000, $13.6 million mature within one year and $1.2 million mature after one year. At December 31, 2013, of the $229.9 million of certificates of deposits of $100,000 or more, $207.7 million mature within one year and $22.2 million mature after one year. Of the $15.9 million of certificates of deposit of less than $100,000, $13.6 million mature within one year and $2.3 million mature after one year.

NOTE 7: BORROWINGS

At September 30, 2014, our borrowings consisted of $208.0 million of overnight FHLB advances and a $20.7 million note payable by FFI. At December 31, 2013, our borrowings consisted of $134.0 million of overnight FHLB advances and a $7.1 million note payable by FFI. The FHLB advances were paid in full in the early part of October 2014 and January 2014, respectively, and bore interest rates of 0.07% and 0.06%, respectively. Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis.

In the second quarter of 2013, FFI entered into a loan agreement to borrow $7.5 million for a term of five years. This note bears interest at a rate of ninety day Libor plus 4.0% per annum. In the first quarter of 2014, FFI entered into an amendment to this loan agreement pursuant to which we obtained an additional $15.0 million of borrowings. As a result, as of September 30, 2014, the outstanding principal amount of the loan was $20.7 million. The amendment did not alter any of the terms of the Loan Agreement or the loan, other than the $15 million increase in the principal amount of the loan and a corresponding increase in the amount of the monthly installments of principal and interest payable on the loan. The amended loan agreement requires us to make monthly payments of principal of $0.2 million plus interest, with a final payment of the unpaid principal balance, in the amount of $12.1 million, plus accrued but unpaid interest, at the maturity date of the loan in May 2018. We have the right, in our discretion, to prepay the loan at any time in whole or, from time to time, in part, without any penalties or premium. We are required to meet certain financial covenants during the term of the loan, with which we were in compliance at September 30, 2014. As security for our repayment of the loan, we pledged all of the common stock of FFB to the lender.

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

	Quarter Ended September 30, 2014		Quarter Ended September 30, 2013
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$2,659	$2,659	$1,453	$1,453

Basic common shares outstanding	7,735,350	7,735,350	7,414,527	7,414,527
Effect of contingent shares issuable		64,000		-
Effect of options and restricted stock		441,074		341,948
Diluted common shares outstanding		8,240,424		7,756,475

Earnings per share	$0.34	$0.32	$0.20	$0.19

Based on a weighted average basis, options to purchase 65,407 shares of common stock were excluded for the quarter ended September 30, 2014 because their effect would have been anti-dilutive.  As of September 30, 2014, FFI had accrued $1.0 million related to contingent consideration to be paid to shareholders of an acquired company. Per the merger agreement, this contingent consideration is to be paid in shares of common stock of FFI based on an assigned value of $15.00 per share. Based on this per share price, the number of dilutive shares related to this contingent consideration is 64,000 as of September 30, 2014.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 – UNAUDITED

	Nine Months Ended September 30, 2014		Nine Months Ended September 30, 2013
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$5,388	$5,388	$4,363	$4,363

Basic common shares outstanding	7,734,372	7,734,372	7,402,044	7,402,044
Effect of contingent shares issuable		64,000		-
Effect of options and restricted stock		390,261		305,984
Diluted common shares outstanding		8,188,633		7,708,028

Earnings per share	$0.70	$0.66	$0.59	$0.57

Based on a weighted average basis, options to purchase 65,633 and 206,986 shares of common stock were excluded for the nine months ended September 30, 2014 and 2013, respectively, because their effect would have been anti-dilutive.  As of September 30, 2014, FFI had accrued $1.0 million related to contingent consideration to be paid to shareholders of an acquired company. Per the merger agreement, this contingent consideration is to be paid in shares of common stock of FFI based on an assigned value of $15.00 per share. Based on this per share price, the number of dilutive shares related to this contingent consideration is 64,000 as of September 30, 2014.

NOTE 9: SEGMENT REPORTING

For the nine months ended September 30, 2014 and 2013, the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Quarter ended September 30, 2014:
Interest income	$12,384	$-	$-	$12,384
Interest expense	1,014	-	223	1,237
Net interest income	11,370	-	(223)	11,147
Provision for loan losses	-	-	-	-
Noninterest income	1,765	5,113	(141)	6,737
Noninterest expense	8,216	4,351	528	13,095
Income (loss) before taxes on income	$4,919	$762	$(892)	$4,789

Quarter ended September 30, 2013:
Interest income	$9,524	$-	$-	$9,524
Interest expense	807	-	79	886
Net interest income	8,717	-	(79)	8,638
Provision for loan losses	445	-	-	445
Noninterest income	953	4,233	(98)	5,088
Noninterest expense	6,048	4,408	482	10,938
Income (loss) before taxes on income	$3,177	$(175)	$(659)	$2,343

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2014 – UNAUDITED

	Banking	Wealth Management	Other	Total
Nine months ended September 30, 2014:
Interest income	$33,990	$-	$-	$33,990
Interest expense	2,753	-	524	3,277
Net interest income	31,237	-	(524)	30,713
Provision for loan losses	235	-	-	235
Noninterest income	4,694	14,400	(390)	18,704
Noninterest expense	22,773	13,576	3,163	39,512
Income (loss) before taxes on income	$12,923	$824	$(4,077)	$9,670

Nine months ended September 30, 2013:
Interest income	$28,878	$-	$-	$28,878
Interest expense	2,417	-	143	2,560
Net interest income	26,461	-	(143)	26,318
Provision for loan losses	1,753	-	-	1,753
Noninterest income	2,829	12,292	(290)	14,831
Noninterest expense	17,922	13,017	1,420	32,359
Income (loss) before taxes on income	$9,615	$(725)	$(1,853)	$7,037

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the quarter and nine months ended September 30, 2014 as compared to our results of operations in the quarter and nine months ended September 30, 2013; and our financial condition at September 30, 2014 as compared to our financial condition at December 31, 2013. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2013, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (our “2013 10-K”) which we filed with the Securities and Exchange Commission (or SEC) on March 25, 2014.

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

Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2013 10-K, except as may otherwise be required by applicable law or government regulations.

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

Recent Developments and Overview

In the second quarter of 2013, we entered into a loan agreement to borrow $7.5 million for a term of five years. This note bears interest at a rate of ninety day Libor plus 4.0% per annum. In the first quarter of 2014, we entered into an amendment to this loan agreement pursuant to which we obtained an additional $15 million of borrowings. As a result, as of September 30, 2014, the outstanding principal amount of the loan was $20.7 million. This amendment did not alter any of the terms of the loan agreement or the loan, other than the $15 million increase in the principal amount of the loan and a corresponding increase in the amount of the monthly installments of principal and interest payable on the loan. The amended loan agreement requires us to make monthly payments of principal of $0.2 million plus interest, with a final payment of the unpaid principal balance, in the amount of $12.1 million, plus accrued but unpaid interest, at the maturity date of the loan in May 2018. We have the right, in our discretion, to prepay the loan at any time in whole or, from time to time, in part, without any penalties or premium. We are required to meet certain financial covenants during the term of the loan. As security for our repayment of the loan, we pledged all of the common stock of FFB to the lender.

We have continued to grow both our Banking and Wealth Management operations. Comparing the first nine months of 2014 to the first nine months of 2013, we have increased our revenues (net interest income and noninterest income) by 20%. This growth in revenues is the result of the growth in Banking’s total interest-earning assets and the growth in Wealth Management’s assets under management (or “AUM”). During the first nine months of 2014, total loans and total deposits in Banking increased 22% and 19%, respectively, while the AUM in Wealth Management increased by $603 million or 23% and totaled $3.2 billion as of September 30, 2014. The growth in AUM includes the addition of $569 million of net new accounts and $127 million of gains realized in client accounts during the first nine months of 2014.

The results of operations for Banking and Wealth Management reflect the benefits of this growth. Income before taxes for Banking increased $3.3 million from $9.6 million in the first nine months of 2013 to $12.9 million in the first nine months of 2014. Income before taxes for Wealth Management increased $1.5 million from a loss before taxes of $0.7 million in the first nine months of 2013 to income before taxes of $0.8 million in the first nine months of 2014. On a consolidated basis, our earnings before taxes increased $2.7 million from $7.0 million in the first nine months of 2013 to $9.7 million in the first nine months of 2014. During the second quarter of 2014, we expensed $1.0 million of costs related to an initial public offering (“IPO”) that we cancelled. If that IPO had been completed, rather than cancelled, these costs would have been netted against the gross proceeds of the offering and not recorded as an expense.

Results of Operations

Our net income for the quarter and nine months ending September 30, 2014 was $2.7 million and $5.4 million, respectively as compared to $1.5 million and $4.4 million for the corresponding periods in 2013. Income before taxes for the quarter and nine months ending September 30, 2014 was $4.8 million and $9.7 million, respectively as compared to $2.3 million and $7.0 million for the corresponding periods in 2013. Our effective tax rate increased to 44.0% for the nine months ended September 30, 2014, as compared to 38.0% in the corresponding period in 2013 due in large part to the elimination of certain credits under California tax laws.

The primary sources of revenue for Banking are net interest income, fees from its deposits, trust and insurance services, and certain loan fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of AUM and fees charged for consulting and administrative services. Compensation and benefit costs, which represent the largest component of noninterest expense accounted for 61% and 77%, respectively, of the total noninterest expense for Banking and Wealth Management in the first nine months of 2014.

The following table shows key operating results for each of our business segments for the quarter ended September 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2014:
Interest income	$12,384	$-	$-	$12,384
Interest expense	1,014	-	223	1,237
Net interest income	11,370	-	(223)	11,147
Provision for loan losses	-	-	-	-
Noninterest income	1,765	5,113	(141)	6,737
Noninterest expense	8,216	4,351	528	13,095
Income (loss) before taxes on income	$4,919	$762	$(892)	$4,789
2013:
Interest income	$9,524	$-	$-	$9,524
Interest expense	807	-	79	886
Net interest income	8,717	-	(79)	8,638
Provision for loan losses	445	-	-	445
Noninterest income	953	4,233	(98)	5,088
Noninterest expense	6,048	4,408	482	10,938
Income (loss) before taxes on income	$3,177	$(175)	$(659)	$2,343

General. Consolidated income before taxes for the third quarter of 2014 was $4.8 million as compared to $2.3 million for the third quarter of 2013. This increase was due to increases in income before taxes of Banking and Wealth Management of $1.7 million and $0.9 million, respectively, which was partially offset by a $0.2 million increase in corporate interest and noninterest expenses. The $1.7 million increase in income before taxes for Banking was due to higher net interest income, higher noninterest income and a lower provision for loan losses, which were partially offset by higher noninterest expenses. The $0.9 million increase in income before taxes for Wealth Management was primarily due to higher noninterest income. The 0.2 million increase in corporate interest and noninterest expenses in the third quarter of 2014 as compared to the third quarter of 2013 was primarily due to increases in interest costs related to the higher balance of the term note.

The following table shows key operating results for each of our business segments for the nine months ended September 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2014:
Interest income	$33,990	$-	$-	$33,990
Interest expense	2,753	-	524	3,277
Net interest income	31,237	-	(524)	30,713
Provision for loan losses	235	-	-	235
Noninterest income	4,694	14,400	(390)	18,704
Noninterest expense	22,773	13,576	3,163	39,512
Income (loss) before taxes on income	$12,923	$824	$(4,077)	$9,670
2013:
Interest income	$28,878	$-	$-	$28,878
Interest expense	2,417	-	143	2,560
Net interest income	26,461	-	(143)	26,318
Provision for loan losses	1,753	-	-	1,753
Noninterest income	2,829	12,292	(290)	14,831
Noninterest expense	17,922	13,017	1,420	32,359
Income (loss) before taxes on income	$9,615	$(725)	$(1,853)	$7,037

General. Consolidated income before taxes for the first nine months of 2014 was $9.7 million as compared to $7.0 million for the first nine months of 2013. This increase was due to increases in income before taxes for Banking and Wealth Management of $3.3 million and $1.5 million, respectively, which were partially offset by a $2.2 million increase in corporate interest and noninterest expenses. The $3.3 million increase in income before taxes for Banking was due to higher net interest income, higher noninterest income and a lower provision for loan losses, which were partially offset by higher noninterest expenses. For Wealth Management, a $0.7 million loss before taxes in the first nine months of 2013 improved to income before taxes of $0.8 million for the first nine months of 2014 due to higher noninterest income which was partially offset by higher noninterest expenses.

The increase in corporate interest and noninterest expenses in the first nine months of 2014 as compared to the corresponding period in 2013 was primarily due to a $0.4 million increase in interest costs related to the higher balance of the term loan, the expensing of $1.0 million in IPO costs and $0.3 million of increased allocations of executive compensation related to the time spent on the IPO by management employees of the Bank.

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

	Quarter Ended September 30:
	2014			2013
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$1,038,829	$11,404	4.39%	$809,284	$9,108	4.50%
Securities	133,430	799	2.37%	50,980	304	2.36%
Fed funds, FHLB stock, and deposits	21,919	181	3.30%	40,454	102	1.09%
Total interest-earning assets	1,194,178	12,384	4.14%	900,718	9,524	4.22%

Noninterest-earning assets:
Nonperforming assets	4,066			3,490
Other	16,588			17,376
Total assets	$1,214,832			$921,584

Interest-bearing liabilities:
Demand deposits	$246,148	317	0.51%	$178,110	227	0.51%
Money market and savings	165,477	262	0.63%	95,455	94	0.39%
Certificates of deposit	263,014	374	0.56%	272,187	460	0.67%
Total interest-bearing deposits	674,639	953	0.56%	545,752	781	0.57%
Borrowings	206,320	284	0.55%	95,510	105	0.44%
Total interest-bearing liabilities	880,959	1,237	0.56%	641,262	886	0.55%

Noninterest-bearing liabilities:
Demand deposits	232,226			195,272
Other liabilities	9,293			8,395
Total liabilities	1,122,478			844,292
Shareholders’ equity	92,354			76,655
Total liabilities and equity	$1,214,832			$921,584

Net Interest Income		$11,147			$8,638

Net Interest Rate Spread			3.58%			3.68%

Net Yield on Interest-earning Assets			3.73%			3.83%

	Nine Months Ended September 30:
	2014			2013
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$978,725	$31,735	4.33%	$785,677	$28,111	4.77%
Securities	96,111	1,741	2.42%	29,508	480	2,18%
Fed funds, FHLB stock, and deposits	36,989	514	1.86%	35,147	287	1.09%
Total interest-earning assets	1,111,825	33,990	4.08%	850,332	28,878	4.53%

Noninterest-earning assets:
Nonperforming assets	3,774			2,694
Other	16,021			19,402
Total assets	$1,131,620			$872,428

Interest-bearing liabilities:
Demand deposits	$236,267	898	0.51%	$147,219	569	0.52%
Money market and savings	139,922	572	0.55%	91,050	278	0.41%
Certificates of deposit	261,601	1,125	0.57%	291,667	1,481	0.68%
Total interest-bearing deposits	637,790	2,595	0.54%	529,936	2,328	0.59%
Borrowings	178,709	682	0.51%	79,801	232	0.39%
Total interest-bearing liabilities	816,499	3,277	0.54%	609,737	2,560	0.56%

Noninterest-bearing liabilities:
Demand deposits	217,625			180,289
Other liabilities	7,493			6,812
Total liabilities	1,041,617			796,838
Shareholders’ equity	90,003			75,590
Total liabilities and equity	$1,131,620			$872,428

Net Interest Income		$30,713			$26,318

Net Interest Rate Spread			3.54%			3.97%

Net Yield on Interest-earning Assets			3.68%			4.10%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the quarter and nine months ended September 30, 2014, as compared to corresponding periods in 2013:

	Quarter Ended September 30, 2014 vs. 2013			Nine Months Ended September 30, 2014 vs. 2013
(dollars in thousands)	Increase (Decrease) due to:			Increase (Decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans	$2,476	$(180)	$2,296	$6,235	$(2,611)	$3,624
Securities	494	1	495	1,202	59	1,261
Fed funds, FHLB stock, and deposits	(71)	140	69	14	213	227
Total interest-earning assets	2,899	(39)	2,860	7,451	(2,339)	5,112
Interest paid on:
Demand deposits	86	2	88	338	(9)	329
Money market and savings	92	76	168	181	113	294
Certificates of deposit	(15)	(69)	(84)	(143)	(213)	(356)
Borrowings	148	31	179	360	90	450
Total interest-bearing liabilities	311	40	351	736	(19)	717
Net interest income	$2,588	$(79)	$2,509	$6,715	$(2,320)	$4,395

Net interest income increased 29% from $8.6 million in the third quarter of 2013, to $11.1 million in the third quarter of 2014 because of a 33% increase in interest-earning assets and $0.5 million of interest income we realized in the third quarter of 2014 on the net recovery of mark to mark adjustments related to payoffs of acquired loans, which were partially offset by a decrease in our net interest rate spread. Excluding this net recovery, the yield on interest earnings assets for the second quarter of 2014 would have been 3.97%, the net interest rate spread would have been 3.41% and the net yield on interest earnings assets would have been 3.56%. Excluding the net recovery in 2014, the decrease in the net interest rate spread from 3.68% for the third quarter of 2013 to 3.41% for the third quarter of 2014 was due to a decrease in yield on total interest earning assets. Excluding the net recovery in 2014, the decrease in yield on interest earning assets from 4.22% to 3.97% was due to an increase in the proportion of lower yielding securities to total interest earning assets and a decrease in the yield on loans. The decrease in yield on loans was due to prepayments of higher yielding loans and the addition of loans at current market rates which are lower than the current yield on our loan portfolio. The rate on interest bearing liabilities increased slightly as an increase in the rates paid on borrowings was partially offset by a slight decrease in the rates paid on interest bearing deposits. The increase in the rates paid on borrowings was primarily due to the higher proportion of borrowings being from the term loan which bears interest at ninety day Libor plus 4.0% per annum as compared to the FHLB weighted average borrowing rate of 0.13% during the third quarter of 2014.

Net interest income increased 17% from $26.3 million in the first nine months of 2013, to $30.7 million in the first nine months of 2014 because of a 31% increase in interest-earning assets, which was partially offset by a decrease in our net interest rate spread. The decrease in the net interest rate spread from 3.97% for the first nine months of 2013 to 3.54% for the first nine months of 2014 was due to a decrease in yield on total interest earning assets which was partially offset by a decrease in rates paid on interest bearing liabilities. During the first nine months of 2014 we realized $0.5 million on the net recovery of mark to mark adjustments related to payoffs of acquired loans as compared to $0.8 million during the first nine months of 2013. Excluding these net recoveries in 2014 and in 2013,the yield on interest earning assets decreased from 4.40% for the first nine months of 2013 to 3.96% for the first nine months of 2014. This decrease was due to an increase in the proportion of lower yielding securities to total interest earning assets and a decrease in the yield on loans. The decrease in yield on loans was due to prepayments of higher yielding loans and the addition of loans at current market rates which are lower than the current yield on our loan portfolio. The rate on interest bearing liabilities decreased as a decrease in the rate on interest bearing deposits was partially offset by an increase in the rate on borrowings. The decrease in rates paid on deposits was due to lower market rates while the increase in the rates paid on borrowings was primarily due to the higher proportion of borrowings being from the term loan which bears interest at ninety day Libor plus 4.0% per annum as compared to the FHLB weighted average borrowing rate of 0.13% during the first nine months of 2014.

Provision for loan losses. The provision for loan losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. We did not record any provision for loan losses in the third quarter of 2014 and the provision for loan losses was $0.2 million in the nine months ended September 30, 2014 as compared to provisions of $0.4 million and $1.8 million in the quarter and nine months ended September 30, 2013, respectively. The lower provision for loan losses in the quarter and nine months ended September 30, 2014 as compared to the corresponding periods in 2013 reflects reductions in estimated loss assumptions and the lower amount of chargeoffs. We did not recognize any chargeoffs in the first nine months of 2014, as compared to the $0.7 million of chargeoffs we recognized in the first nine months of 2013.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the quarter and nine months ended September 30:

(dollars in thousands)	2014	2013
Quarter Ended September 30:
Trust fees	$558	$432
Consulting fees	240	-
Deposit charges	114	93
Gain on sale of REO	383	-
Prepayment fees	341	323
Other	129	105
Total noninterest income	$1,765	$953
Nine Months Ended September 30:
Trust fees	$1,564	$1,401
Consulting fees	350	-
Deposit charges	304	293
Gain on sale of REO	1,038	-
Prepayment fees	801	794
Other	637	341
Total noninterest income	$4,694	$2,829

The $0.8 million increase in noninterest income for Banking in the third quarter of 2014 as compared to the third quarter of 2013 was due primarily to a $0.4 million gain on sale of REO recognized in the third quarter of 2014 and $0.2 million of consulting fees. The $1.9 million increase in noninterest income for Banking in the first nine months of 2014 as compared to the corresponding period in 2013 was due primarily to the $1.0 million gain on sale of REO, $0.4 million of consulting fees and a $0.3 million increase in insurance commissions. In June of 2014, the foundation and family consulting activities were transferred from Wealth Management to Banking and, as a result, the related revenues are now recognized under Banking. The increase in insurance commissions reflects a higher level of large dollar cases closed in the first nine months of 2014 as compared to the corresponding period in 2013.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides a breakdown of noninterest income for Wealth Management for the quarter and nine months ended September 30:

(dollars in thousands)	2014	2013
Quarter Ended September 30:
Asset management fees	$5,074	$3,970
Consulting and administration fees	39	265
Other	-	(2)
Total noninterest income	$5,113	$4,233

Nine Months Ended September 30:
Asset management fees	$13,909	$11,434
Consulting and administration fees	498	867
Other	(7)	(9)
Total noninterest income	$14,400	$12,292

The $0.8 million increase in noninterest income in Wealth Management in the third quarter of 2014 as compared to the third quarter of 2013 was primarily due to a 28% increase in asset management fees which was partially offset by a decrease in consulting and administration fees. The $2.1 million increase in noninterest income in Wealth Management in the first nine months of 2014 as compared to the corresponding period in 2013 was primarily due to increases in asset management fees of 22% which was partially offset by a decrease in consulting and administration fees. The increases in asset management fees were primarily due to 25% and 20% increases in the AUM balances used for computing the asset management fees in the quarter and nine months ended September 30, 2014, respectively, as compared to AUM balances used for computing the asset management fees in the corresponding periods in 2013. In June of 2014, the foundation and family consulting activities were transferred from Wealth Management to Banking and, as a result, the related revenues are now recognized under Banking.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the quarter and nine months ended September 30:

	Banking		Wealth Management
(dollars in thousands)	2014	2013	2014	2013
Quarter Ended September 30:
Compensation and benefits	$5,198	$3,735	$3,360	$3,291
Occupancy and depreciation	1,373	1,248	441	603
Professional services and marketing	651	420	399	335
Other expenses	994	645	151	179
Total noninterest expense	$8,216	$6,048	$4,351	$4,408

Nine Months Ended September 30:
Compensation and benefits	$13,984	$11,205	$10,438	$9,876
Occupancy and depreciation	3,950	3,257	1,444	1,414
Professional services and marketing	1,833	1,209	1,236	1,206
Other expenses	3,006	2,251	458	521
Total noninterest expense	$22,773	$17,922	$13,576	$13,017

The $2.2 million increase in noninterest expense in Banking in the third quarter of 2014 as compared to the third quarter of 2013 was due primarily to increases in staffing and costs associated with the Bank’s higher balances of loans and deposits and our continuing expansion and a $0.3 million provision related to contingent consideration to be paid to the former shareholders of Desert Commercial Bank (“DCB”) under an earn-out agreement entered into in connection with our acquisition of that bank. Compensation and benefits for Banking increased $1.5 million during in the third quarter of 2014 as compared to the third quarter of 2013 as the number of full-time equivalent employees, (“FTE”) in Banking increased to 149.5 during the third quarter of 2014 from 127.2 during the third quarter of 2013 and the Bank accrued $0.5 million of severance costs. The $0.3 million increase in other expenses in the third quarter of 2014 as compared to the third quarter of 2013, was due to a $0.3 million provision related to contingent consideration to the former shareholders of DCB recorded during the third quarter of 2014.

The $4.9 million increase in noninterest expense in Banking in the first nine months of 2014 as compared to the corresponding period in 2013 was due primarily to increases in staffing and costs associated with the Bank’s higher balances of loans and deposits and our continuing expansion and a $1.0 million provision related to contingent consideration to be paid to the former shareholders of DCB. Compensation and benefits for Banking increased $2.8 million during in the first nine months of 2014 as compared to the corresponding period in 2013 as the number of FTE in Banking increased to 142.1 during the first nine months of 2014 from 120.5 during the corresponding period in 2013 and the Bank accrued $0.5 million of severance costs. The $0.7 million increase in occupancy and depreciation costs for Banking in the first nine months of 2014 as compared to the corresponding period in 2013 was due to an office opening and the expansion into additional space at the administrative office in the second quarter of 2013. The $0.6 million increase in professional services and marketing was due primarily to higher legal costs related to ongoing litigation matters and increased management fees related to the increased AUM in the trust department. The $0.8 million increase in other expenses in the first nine months of 2014 as compared to the corresponding period in 2013 was primarily due to the $1.0 million provision related to contingent consideration to be paid to the former shareholders of DCB which was partially offset by the lack of a provision for REO losses in the first nine months of 2014 as compared to a $0.2 million provision for REO losses in the first nine months of 2013.

Noninterest expense in Wealth Management in the third quarter of 2014 was essentially unchanged as compared to the third quarter of 2013 as there were no significant changes in staffing levels, the primary component of noninterest expenses for Wealth Management. Noninterest expenses in Wealth Management increased $0.6 million in the first nine months of 2014 as compared to the corresponding period in 2013 primarily due to increases in compensation and benefits. The increase in compensation and benefits reflects increased incentive compensation incurred as a result of the increase in AUM.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other, as of:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
September 30, 2014:
Cash and cash equivalents	$28,604	$3,169	$(2,931)	$28,842
Securities AFS	134,760	-	-	134,760
Loans, net	1,091,368	257	-	1,091,625
Premises and equipment	1,728	624	100	2,452
FHLB Stock	9,776	-	-	9,776
Deferred taxes	10,153	978	(492)	10,639
REO	334	-	-	334
Other assets	4,699	401	985	6,085
Total assets	$1,281,422	$5,429	$(2,338)	$1,284,513

Deposits	$961,017	$-	$(9,853)	$951,164
Borrowings	208,000	-	20,682	228,682
Intercompany balances	1,526	514	(2,040)	-
Other liabilities	6,297	2,188	2,322	10,807
Shareholders’ equity	104,582	2,727	(13,449)	93,860
Total liabilities and equity	$1,281,422	$5,429	$(2,338)	$1,284,513

December 31, 2013:
Cash and cash equivalents	$56,795	$2,134	$(1,975)	$56,954
Securities AFS	59,111	-	-	59,111
Loans, net	893,364	366	-	893,730
Premises and equipment	2,286	863	100	3,249
FHLB Stock	6,721	-	-	6,721
Deferred taxes	11,426	865	(239)	12,052
REO	375	-	-	375
Other assets	3,840	717	611	5,168
Total assets	$1,033,918	$4,945	$(1,503)	$1,037,360

Deposits	$809,306	$-	$(7,269)	$802,037
Borrowings	134,000	-	7,063	141,063
Intercompany balances	857	248	(1,105)	-
Other liabilities	4,018	2,590	890	7,498
Shareholders’ equity	85,737	2,107	(1,082)	86,762
Total liabilities and equity	$1,033,918	$4,945	$(1,503)	$1,037,360

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the first nine months of 2014, total assets for the Company and the Bank increased by $247 million. For the Bank, during the first nine months of 2014, loans and deposits increased $198 million and $152 million, respectively, cash and cash equivalents decreased by $28 million, securities AFS increased by $76 million and FHLB advances increased by $74 million. Borrowings at FFI increased by $14 million during the first nine months of 2014.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, decreased $28 million during the first nine months of 2014. Changes in cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings. As the Company has increased its securities portfolio for liquidity purposes, it has been able to reduce the amount of cash held on its balance sheet.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2014:
US Treasury security	$300	$-	$-	$300
FNMA and FHLB Agency notes	10,496	-	(323)	10,173
Agency mortgage-backed securities	124,383	580	(676)	124,287
Total	$135,179	$580	$(999)	$134,760

December 31, 2013:
US Treasury security	$300	$-	$-	$300
FNMA and FHLB Agency notes	10,496	-	(716)	9,780
Agency mortgage-backed securities	50,983	30	(1,982)	49,031
Total	$61,779	$30	$(2,698)	$59,111

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations.

The $76 million increase in AFS securities during in the first nine months of 2014 reflected our actions to increase our on-balance sheet sources of liquidity.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yield is as follows as of September 30, 2014:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$-	$300	$-	$-	$300
FNMA and FHLB Agency notes	-	-	10,496	-	10,496
Total	$-	$300	$10,496	$-	$10,796
Weighted average yield	-%	0.45%	1.78%	-%	1.74%

Estimated Fair Value:
US Treasury securities	$-	$300	$-	$-	$300
FNMA and FHLB Agency notes	-	-	10,173	-	10,173
Total	$-	$300	$10,173	$-	$10,473

Agency mortgage backed securities are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities as of September 30, 2014 was 2.46%.

Loans. The following table sets forth our loans, by loan category, as of:

	September 30, 2014	December 31, 2013
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$455,064	$405,984
Single family	337,536	227,096
Total real estate loans secured by residential properties	792,600	633,080
Commercial properties	186,485	154,982
Land and construction	3,232	3,794
Total real estate loans	982,317	791,856
Commercial and industrial loans	100,182	93,255
Consumer loans	19,286	18,484
Total loans	1,101,785	903,595
Premiums, discounts and deferred fees and expenses	(10)	50
Total	$1,101,775	$903,645

The $198 million increase in loans during the first nine months of 2014 was the result of loan originations and funding of existing credit commitments of $390 million, offset by $192 million of payoffs and scheduled principal payments.

The scheduled maturities, as of December 31, 2013, of the performing loans categorized as land loans and as commercial and industrial loans, are as follows:

	Scheduled Maturity			Loans With a Scheduled Maturity After One Year
(dollars in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Loans With Fixed Rates	Loan With Adjustable Rates

Land and construction loans	$2,933	$19	$842	$19	$842
Commercial and industrial loans	$50,272	$17,968	$24,671	$41,775	$864

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	September 30, 2014		December 31, 2013
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$259,013	-	$217,782	-
Interest-bearing	255,621	0.512%	217,129	0.504%
Money market and savings	170,814	0.637%	121,260	0.499%
Certificates of deposits	265,716	0.593%	245,866	0.606%
Total	$951,164	0.418%	$802,037	0.398%

The $149 million increase in deposits during the first nine months of 2014 reflects the organic growth of our Banking operations.

During 2014, deposit market rates, which were declining in prior years, have been stable. As a result, the weighted average rate of interest-bearing deposits has decreased from 0.65% at December 31, 2012 to 0.55% at December 31, 2013, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits have decreased from 0.52% at December 31, 2012, to 0.40% at December 31, 2013. During 2014, the weighted average rate of our interest bearing deposits increased to 0.57% and the weighted average interest rates of both interest-bearing and noninterest-bearing deposits increased to 0.42%. As the company continues to grow, it has emphasized its money market products and has increased its rates to attract new deposit clients.

The maturities of our Certificates of deposit of $100,000 or more were as follows as of September 30, 2014:

(dollars in thousands)

3 months or less	$71,276
Over 3 months through 6 months	81,934
Over 6 months through 12 months	69,469
Over 12 months	28,199
Total	$250,878

FFB utilizes a third party program called CDARs which allows FFB to transfer funds of its clients in excess of the FDIC insurance limit (currently $250,000) to other institutions in exchange for an equal amount of funds from clients of these other institutions. This has allowed FFB to provide FDIC insurance coverage to its clients. As of September 30, 2014, FFB held $88.0 million of CDARs deposits. Under certain regulatory guidelines, these deposits are considered brokered deposits. As of September 30, 2014, FFB did not have any other brokered certificates of deposit.

Borrowings. At September 30, 2014, our borrowings consisted of $208.0 million of overnight FHLB advances at FFB and a $20.7 million term loan at FFI. At December 31, 2013, our borrowings consisted of $134.0 million of overnight FHLB advances at FFB and a $7.1 million term loan at FFI. The FHLB advances were paid in full in the early parts of October 2014 and January 2014, respectively. Because FFB utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of overnight borrowings during the first nine months of 2014 was $162 million, as compared to $79 million during 2013. The weighted average interest rate on these overnight borrowings was 0.13% for the third quarter of 2014, as compared to 0.15% during 2013. The maximum amount of overnight borrowings outstanding at any month-end during the first nine months of 2014 and during 2013 was $226 million and $134.0 million, respectively.

Term Loan. In the second quarter of 2013, we entered into a loan agreement to borrow $7.5 million for a term of five years. This note bears interest at a rate of ninety day Libor plus 4.0% per annum. In the first quarter of 2014, we entered into an amendment to this loan agreement pursuant to which we obtained an additional $15.0 million of borrowings. As a result, as of September 30, 2014, the outstanding principal amount of the loan was $20.7 million. This amendment did not alter any of the terms of the loan agreement or the loan, other than the $15.0 million increase in the principal amount of the loan and a corresponding increase in the amount of the monthly installments of principal and interest payable on the loan. The amended loan agreement requires us to make monthly payments of principal of $0.2 million plus interest, with a final payment of the unpaid principal balance, in the amount of approximately $12.1 million, plus accrued but unpaid interest, at the maturity date of the loan in May 2018. We have the right, in our discretion, to prepay all or a portion of the loan at any time, without any penalties or premium. We have pledged all of the common stock of FFB to the lender as security for the performance of our payment and other obligations under the loan agreement. The loan agreement obligates us to meet certain financial covenants, including the following:

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

As of September 30, 2014, we were in compliance with all of those financial covenants and we expect to be in compliance for the foreseeable future.

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

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
September 30, 2014:
Real estate loans:
Residential properties	$-	$145	$-	$1,820	$1,965	$790,635	$792,600
Commercial properties	-	-	3,936	596	4,532	181,953	186,485
Land and construction	-	-	-	-	-	3,232	3,232
Commercial and industrial loans	-	1,728	1,040	344	3,112	97,070	100,182
Consumer loans	-	-	645	120	765	18,521	19,286
Total	$-	$1,873	$5,621	$2,880	$10,374	$1,091,411	$1,101,785

Percentage of total loans	0.00%	0.17%	0.51%	0.26%	0.94%

December 31, 2013:
Real estate loans:
Residential properties	$-	$-	$-	$1,820	$1,820	$631,260	$633,080
Commercial properties	-	-	417	598	1,015	153,967	154,982
Land and construction	-	-	1,480	-	1,480	2,314	3,794
Commercial and industrial loans	-	2,744	1,315	344	4,403	88,852	93,255
Consumer loans	-	-	-	132	132	18,352	18,484
Total	$-	$2,744	$3,212	$2,894	$8,850	$894,745	$903,595

Percentage of total loans	0.00%	0.30%	0.36%	0.32%	0.98%

As of September 30, 2014, the Company had $0.1 million of loans classified as troubled debt restructurings, which are included as nonaccrual loans in the table above.

The following is a breakdown of our loan portfolio by the risk category of loans as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
September 30, 2014:
Real estate loans:
Residential properties	$790,636	$-	$-	$1,964	$792,600
Commercial properties	175,587	1,331	3,936	5,631	186,485
Land and construction	3,232	-	-	-	3,232
Commercial and industrial loans	87,042	5,440	1,972	5,728	100,182
Consumer loans	19,124	-	162	-	19,286
Total	$1,075,621	$6,771	$6,070	$13,323	$1,101,785

December 31, 2013:
Real estate loans:
Residential properties	$630,832	$-	$-	$2,248	$633,080
Commercial properties	150,053	-	4,108	821	154,982
Land and construction	2,314	-	1,480	-	3,794
Commercial and industrial loans	88,166	43	2,047	2,999	93,255
Consumer loans	18,309	-	175	-	18,484
Total	$889,674	$43	$7,810	$6,068	$903,595

As of September 30, 2014, $6.1 million of the loans classified as substandard and $0.9 million of the loans classified as impaired were loans acquired in an acquisition.

We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. We measure impairment using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the properties collateralizing the loan. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of the property collateralizing an impaired loan are considered in computing the provision for loan losses. Loans collectively reviewed for impairment include all loans except for loans which are individually reviewed based on specific criteria, such as delinquency, debt coverage, adequacy of collateral and condition of property collateralizing the loans. Impaired loans include nonaccrual loans (excluding those collectively reviewed for impairment), certain restructured loans and certain performing loans that are less than 90 days delinquent (“other impaired loans”) which we believe are not likely to be collected in accordance with contractual terms of the loans.

In 2012, we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	September 30, 2014	December 31, 2013
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$-	$-
Commercial properties	4,633	5,543
Land and construction	-	2,331
Total real estate loans	4,633	7,874
Commercial and industrial loans	2,436	2,489
Consumer loans	249	260
Total loans	7,318	10,623
Unaccreted discount on purchased credit impaired loans	(1,368)	(2,945)
Total	$5,950	$7,678

 Allowance for Loan Losses. The following table summarizes the activity in our ALLL for the periods indicated:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter ended September 30, 2014:
Real estate loans:
Residential properties	$6,696	$(15)	$-	$-	$6,681
Commercial properties	1,572	5	-	-	1,577
Commercial and industrial loans	1,723	27	-	-	1,750
Consumer loans	159	(17)	-	-	142
Total	$10,150	$-	$-	$-	$10,150

Nine months ended September 30, 2014:
Real estate loans:
Residential properties	$6,157	$524	$-	$-	$6,681
Commercial properties	1,440	137	-	-	1,577
Commercial and industrial loans	2,149	(399)	-	-	1,750
Consumer loans	169	(27)	-	-	142
Total	$9,915	$235	$-	$-	$10,150
Year ended December 31, 2013:
Real estate loans:
Residential properties	$4,355	$1,802	$-	$-	$6,157
Commercial properties	936	561	(57)	-	1,440
Commercial and industrial loans	2,841	71	(763)	-	2,149
Consumer loans	208	(39)	-	-	169
Total	$8,340	$2,395	$(820)	$-	$9,915

Excluding the loans acquired in an acquisition, our ALLL represented 0.93%, and 1.16% of total loans outstanding as of September 30, 2014 and December 31, 2013, respectively.

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

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
September 30, 2014:
Allowance for loan losses:
Real estate loans:
Residential properties	$-	$6,681	-	$6,681	$28
Commercial properties	-	1,577	-	1,577	212
Land and construction	-	-	-	-	4
Commercial and industrial loans	432	1,318	-	1,750	55
Consumer loans	-	142	-	142	11
Total	$432	$9,718	$-	$10,150	$310
Loans:
Real estate loans:
Residential properties	$1,964	$790,636	$-	$792,600	$2,901
Commercial properties	5,631	176,918	3,936	186,485	21,667
Land and construction	-	3,232	-	3,232	1,749
Commercial and industrial loans	5,728	92,482	1,972	100,182	5,959
Consumer loans	-	19,244	42	19,286	142
Total	$13,323	$1,082,512	$5,950	$1,101,785	$32,418

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
December 31, 2013:
Allowance for loan losses:
Real estate loans:
Residential properties	$-	$6,157	$-	$6,157	$36
Commercial properties	190	1,250	-	1,440	290
Land and construction	-	-	-	-	26
Commercial and industrial loans	925	1,224	-	2,149	126
Consumer loans	-	169	-	169	11
Total	$1,115	$8,800	$-	$9,915	$489
Loans:
Real estate loans:
Residential properties	$2,248	$630,832	$-	$633,080	$3,449
Commercial properties	821	150,053	4,108	154,982	23,968
Land and construction	-	2,314	1,480	3,794	1,939
Commercial and industrial loans	2,999	88,209	2,047	93,255	10,354
Consumer loans	-	18,441	43	18,484	160
Total	$6,068	$889,849	$7,678	$903,595	$39,870

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in an acquisition  that were not classified as purchased impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balances of the related loans. The unaccreted credit component discount is equal to 0.96% and 1.23% of the stated principal balances of these loans as of September 30, 2014 and December 31, 2013, respectively. In addition to this unaccreted credit component discount, an additional $0.3 million of the ALLL was provided for these loans as of September 30, 2014.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of shares by FFI. The remaining balances of the Company’s lines of credit available to draw down totaled $193.4 million at September 30, 2014.

Cash Flows Provided by Operating Activities. During the nine months ended September 30, 2014, operating activities provided net cash of $8.9 million, comprised primarily of our net income of $5.4 million, and $4.6 million of non-cash charges, including provisions for loan losses, stock based compensation expense, bonus and other accruals, depreciation and amortization and deferred taxes recognized in our net income. During the year ended December 31, 2013 operating activities provided net cash of $11.2 million, comprised primarily of our net income of $7.9 million and $4.3 million of non-cash charges, including provisions for loan losses, REO losses, stock based compensation expense and depreciation and amortization, offset by $1.3 million non-cash deferred tax benefit recognized in our net income.

Cash Flows Used in Investing Activities. During the nine months ended September 30, 2014, investing activities used net cash of $273.8 million, primarily to fund a $200.0 million net increase in loans and a $73.5 million net increase in securities AFS. During the year ended December 31, 2013, investing activities used net cash of $217.0 million, primarily to fund a $160.8 million net increase in loans and a $56.1 million net increase in securities AFS.

Cash Flow Provided by Financing Activities. During the nine months ended September 30, 2014, financing activities provided net cash of $236.7 million, consisting primarily of a net increase of $149.1 million in deposits, a $15.0 million borrowing under a term note, and a $74.0 million increase in FHLB advances. During the year ended December 31, 2013, financing activities provided net cash of $199.7 million, consisting primarily of a net increase of $152.3 million in deposits, a net increase of $41.1 million in borrowings and $6.3 million received from the sale of shares in a private offering.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2014 and December 31, 2013, the loan-to-deposit ratios at the Bank were 113.6% and 110.4%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of September 30, 2014:

(dollars in thousands)
Commitments to fund new loans	$38,325
Commitments to fund under existing loans, lines of credit	106,780
Commitments under standby letters of credit	3,902

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of September 30, 2014, the Bank was obligated on $68.5 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $56.0 million of deposits from the State of California.

Capital Resources and Dividend Policy

Under federal banking regulations that apply to all United States based bank holding companies and federally insured banks, the Company (on a consolidated basis) and FFB (on a stand-alone basis) must meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. Under those regulations each bank holding company must meet a minimum capital ratio and each federally insured bank is determined by its primary federal bank regulatory agency to come within one of the following capital adequacy categories on the basis of its capital ratios: (i) well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; or (v) critically undercapitalized.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
September 30, 2014
Tier 1 leverage ratio	$91,035	7.50%	$48,533	4.00%
Tier 1 risk-based capital ratio	91,305	11.01%	33,071	4.00%
Total risk-based capital ratio	101,373	12.26%	66,143	8.00%

December 31, 2013
Tier 1 leverage ratio	$85,268	8.67%	$39,321	4.00%
Tier 1 risk-based capital ratio	85,268	13.04%	26,150	4.00%
Total risk-based capital ratio	93,465	14.30%	52,300	8.00%

FFB
September 30, 2014
Tier 1 leverage ratio	$101,757	8.42%	$48,361	4.00%	$60,451	5.00%
Tier 1 risk-based capital ratio	101,757	12.35%	32,956	4.00%	49,434	6.00%
Total risk-based capital ratio	112,059	13.60%	65,912	8.00%	82,389	10.00%

December 31, 2013
Tier 1 leverage ratio	$84,243	8.61%	$39,115	4.00%	$48,894	5.00%
Tier 1 risk-based capital ratio	84,243	12.95%	26,017	4.00%	39,025	6.00%
Total risk-based capital ratio	92,399	14.21%	52,034	8.00%	65,042	10.00%

As of each of the dates set forth in the above table, the Company (on a consolidated basis) exceeded the minimum required capital ratios applicable to it and FFB (on a stand-alone basis) qualified as a well-capitalized depository institution under the capital adequacy guidelines described above.

As of September 30, 2014, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $41.3 million for the Tier 1 Leverage Ratio, $52.3 million for the Tier 1 risk-based capital ratio and $29.7 million for the Total risk-based capital ratio. No conditions or events have occurred since September 30, 2014 which we believe have changed FFI’s or FFB’s capital adequacy classifications from those set forth in the above table.

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

We currently expect that our capital ratios and those of the Bank will exceed the requirements of the Basel III rules that will become applicable to them on January 1, 2015.

During the first nine months of 2014, and during 2013, FFI made capital contributions to FFB of $10.0 million and $8.5 million, respectively. As of September 30, 2014, FFI had $10.1 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

We did not pay dividends in 2014 or 2013 and we have no plans to pay dividends at least for the foreseeable future. Instead, it is our intention to retain internally generated cash flow to support our growth. Moreover, the payment of dividends is subject to certain regulatory restrictions and the agreement governing the term loan obtained by FFI in April 2013 provides that we must obtain the prior consent of the lender to pay dividends to our shareholders.

Our principal sources of capital consist of our earnings, borrowings and proceeds from sales of our shares of common stock.  We intend to use these capital resources and available cash and we may incur additional borrowings to fund the continued growth of our businesses and we may use cash or shares of our common stock as consideration for acquisitions of other banks or businesses in the future.  However, there is no assurance that, if needed, we will be able to obtain additional borrowings or sell additional shares, on favorable terms, if at all, as that will depend on our future financial performance and on market and other conditions over which we have no control.

We had no material commitments for capital expenditures as of September 30, 2014.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30 2014, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2013, which we filed with the SEC on March 25, 2014.

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

101*

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*

The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of filed with the SEC, and are not to be incorporated by reference into any filing of First Foundation Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in any such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: November 13, 2014	By:	/s/ JOHN M. MICHEL
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

101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

The certifications attached as Exhibits 32.1 and 32.2 accompanying this Quarterly Report on Form 10-Q are not deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of filed with the SEC, and are not to be incorporated by reference into any filing of First Foundation Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in any such filing.

E-1