Form 10-K
period 2014-12-31
First Foundation Inc.
filed 2015-03-16
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 001-36461

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

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value, $.001 per share

(Title of Class)

Securities registered pursuant to Section 12(g) of the Act:   None

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒

No market existed for registrant’s Common Stock on either the last day of the second quarter of fiscal 2014. Registrant’s shares were listed and commenced trading on the NASDAQ Global Stock Market on November 3, 2014.

As of March 12, 2015, a total of 7,878,597 shares of registrant’s Common Stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

FIRST FOUNDATION INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2014

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

We are a California based financial services company that provides a comprehensive platform of personalized financial services to high net-worth individuals and their families, family businesses and other affiliated organizations. We consider high net-worth individuals to be individuals with net worth, excluding their primary residence, of over $1.0 million. Our integrated platform provides investment management, wealth planning, consulting, trust and banking products and services to effectively and efficiently meet the financial needs of our clients. We have also established a lending platform that offers loans to individuals and entities that own and operate multifamily residential and commercial real estate properties. In addition, we provide business banking products and services to small to moderate-sized businesses and professional firms, and consumer banking products and services to individuals and families who would not be considered high net-worth. As of December 31, 2014, we had $3.22 billion of assets under management (or AUM), $1.36 billion of total assets, $1.17 billion of loans and $963 million of deposits. Our investment management, wealth planning, consulting, and trust services provide us with substantial, fee-based, recurring revenues, such that in 2014, our non-interest income was 37% of our total revenues.

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

Overview of our Investment Advisory and Wealth Management Business

FFA is a fee-based investment adviser which provides investment advisory services primarily to high net-worth individuals, their families and their family businesses, and other affiliated organizations. FFA strives to provide its clients with a high level of personalized service by its staff of experienced relationship managers. As of December 31, 2014, FFA had total $3.22 billion of AUM. FFA’s operations comprise the investment management, wealth planning and consulting segment of our business.

Overview of Our Banking Business

FFB is engaged in private and commercial banking, offering a broad range of personal and business banking products and services and trust services to its clients. Its private banking services include a variety of deposit products, including personal checking, savings and money market deposits and certificates of deposit, single family real estate loans, and consumer loans. FFB also provides the convenience of online and other personal banking services to its clients. FFB’s business banking products and services include multifamily and commercial real estate loans, commercial term loans and lines of credit, transaction and other deposit accounts, online banking and enhanced business services. FFB has also established a lending platform that offers loans to individuals and entities who own and operate multifamily residential and commercial real estate properties. In addition, FFB provides its products and services to individuals and families who would not be considered high net-worth, small to moderate sized businesses and professional firms. At December 31, 2014, FFB had $1.35 billion of total assets, $1.17 billion of loans and $972 million of deposits. FFB’s operations comprise the trust and banking segment of our business.

Relationship Managers and Private Bankers

Our operating strategy has been to build strong and stable long-term client relationships, one at a time, by delivering high quality, coordinated investment management, wealth planning, consulting, trust and banking products and services. The success of this strategy is largely attributable to our experienced and high quality client relationship managers and private bankers. The primary role of our relationship managers and private bankers, in addition to attracting new clients, is to develop and maintain a strong relationship with their clients and to coordinate the services we provide to their clients. We have experienced low turnover in our client service personnel and we believe we can continue to attract and retain experienced and client-focused relationship managers and private bankers. At December 31, 2014, we employed 16 relationship managers and 20 private bankers.

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

AUM at FFA has grown at a compound annual growth rate of 21% over the three year period ending December 31, 2014. Changes in our AUM reflects additions from new clients, the gains or losses recognized from investment results, additional funds received from existing clients, withdrawals of funds by clients, and terminations. During the 3 year period ending December 31, 2014, additions from new clients and net gains from investment results were 72% and 28%, respectively, of the total of additions from new clients and net gains from investment results.

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

FFB also provides trust services to clients in California and Nevada. Those services, which consist primarily of the management of trust assets, complement the investment and wealth management services that FFA offers to our clients and, as a result, provide us with cross-selling opportunities. Additionally, trust service fees provide an additional source of noninterest income for us. At December 31, 2014, trust AUM totaled $415 million.

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

The following table sets forth information regarding the types of loans that we make, by amounts and as a percentage of our total loans outstanding at December 31:

	2014		2013
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Recorded Investment balance:
Loans secured by real estate:
Residential properties:
Multifamily	$481,491	41.3%	$405,984	44.9%
Single family	360,644	30.9%	227,096	25.2%
Total loans secured by residential properties	842,135	72.2%	633,080	70.1%
Commercial properties	205,320	17.6%	154,982	17.2%
Land	4,309	0.4%	3,794	0.4%
Total real estate loans	1,051,764	90.2%	791,856	87.7%
Commercial and industrial loans	93,537	8.0%	93,255	10.3%
Consumer loans	21,125	1.8%	18,484	2.0%
Total loans	$1,166,426	100.0%	$903,595	100.0%

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

Bank Deposit Products: We offer a wide range of deposit products, including personal and business checking, savings accounts, interest-bearing negotiable order of withdrawal accounts, money market accounts and time certificates of deposit. The following table sets forth information regarding the type of deposits which our clients maintained with us and the average interest rates on those deposits as of December 31:

	2014			2013
(dollars in thousands)	Amount	% of Total	Weighted Average Rate	Amount	% of Total	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$246,137	25.6%	—	$217,782	27.1%	—
Interest-bearing	291,509	30.3%	0.504%	217,129	27.1%	0.504%
Money market and savings	171,958	17.8%	0.499%	121,260	15.1%	0.499%
Certificates of deposits	253,350	26.3%	0.606%	245,866	30.7%	0.606%
Total	$962,954	100.0%	0.398%	$802,037	100.0%	0.398%

As of December 31, 2014, our 6 largest bank depositors accounted for, in the aggregate, 33% of our total deposits. See ITEM 1A—RISK FACTORS.

Insurance Services: Through First Foundation Insurance Services (or FFIS), a wholly owned subsidiary of FFB, we offer life insurance products provided by unaffiliated insurance carriers from whom we collect a brokerage fee.

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

First Foundation Inc.

General

First Foundation Inc. is a registered bank holding company subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”).  Pursuant to that Act, we are subject to supervision and periodic examination by, and are required to file periodic reports with the Board of Governors of the Federal Reserve Board (or the Federal Reserve or the FRB).

As a bank holding company, we are allowed to engage, directly or indirectly, only in banking and other activities that the Federal Reserve has determined, or in the future may deem, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.  Business activities which the Federal Reserve has designated as being closely related to banking include the provision of investment advisory, securities brokerage, insurance agency and data processing services, among others.

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

Under FRB regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner.  In addition, it is the FRB’s policy that a bank holding company, in serving as a source of strength to its subsidiary banks, should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks.  For that reason, among others, the Federal Reserve requires all bank holding companies to maintain capital at or above certain prescribed levels.  A bank holding company’s failure to meet these requirements will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the FRB’s regulations or both, which could lead to the imposition of restrictions (including restrictions on growth) on, or a regulatory enforcement order against, the offending bank holding company.

Additionally, among its powers, the Federal Reserve may require any bank holding company to terminate an activity or terminate control of, or liquidate or divest itself of, any subsidiary or affiliated company that the FRB determines constitutes a significant risk to the financial safety, soundness or stability of the bank holding company or any of its banking subsidiaries.  The Federal Reserve also has the authority to regulate provisions of a bank holding company’s debt, including authority to impose interest ceilings and reserve requirements on such debt.  Subject to certain exceptions, bank holding companies also are required to file written notice and obtain approval from the Federal Reserve prior to purchasing or redeeming their common stock or other equity securities.  A bank holding company and its non-banking subsidiaries also are prohibited from implementing so-called tying arrangements whereby clients may be required to use or purchase services or products from the bank holding company or any of its non-bank subsidiaries in order to obtain a loan or other services from any of the holding company’s subsidiary banks.

Financial Services Modernization Act

The Financial Services Modernization Act (or the Gramm-Leach-Bliley Act or the Modernization Act), was enacted into law in 1999 primarily to establish a comprehensive framework that would permit affiliations among commercial banks, insurance companies, securities and investment banking firms, and other financial service providers. Accordingly, the Act amended the Holding Company Act to permit a bank holding company that meets certain eligibility requirements to qualify as a “financial holding company,” and its non-bank affiliated companies to engage in a broader range of financial activities to foster greater competition among financial services companies both domestically and internationally.

The Modernization Act also contains provisions that expressly preempt and make unenforceable any state law restricting bank holding companies or their affiliates from engaging in the insurance underwriting or related businesses.  That Act also:

●	broadened the activities that may be conducted by national banks, bank subsidiaries of bank holding companies, and their financial subsidiaries;
●	provided an enhanced framework for protecting the privacy of consumer information;
●	adopted a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;
●	modified the laws governing the implementation of the Community Reinvestment Act (“CRA”), which is described in greater detail below; and
●	addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of banking institutions.

According to current FRB regulations implementing the Modernization Act, activities that are financial in nature and may be engaged in by financial holding companies, through their non-bank subsidiaries, include

●	securities underwriting, dealing and market making;
●	sponsoring mutual funds and investment companies;
●	engaging in insurance underwriting; and
●	engaging in merchant banking activities.

Before a bank holding company may engage in any of those financial activities, it must file an application with its Federal Reserve Bank that confirms that it meets certain qualitative eligibility requirements established by the FRB. A bank holding company that meets those qualifications and files such an application will be designated as a “financial holding company,” entitling it to affiliate with securities firms and insurance companies and engage in other activities, primarily through non-banking subsidiaries, that are financial in nature or are incidental or complementary to activities that are financial in nature.

A bank holding company that does not qualify as, or chooses not to submit an application to become, a financial holding company may not engage in such financial activities.  Instead, as discussed above, it will be limited to engaging in banking and such other activities that have been determined by the FRB to be closely related to banking.

Acquisition of Control of a Bank Holding Company or a Bank.

Subject to certain limited exemptions, the Holding Company Act and the Change in Bank Control Act of 1978, as amended (or the Change in Control Act), together with their implementing regulations, require:

•	the approval of the FRB before any person or company may acquire “control” of a bank holding company; and
•	the approval of an insured depository institution’s federal bank regulator before any person or company may acquire “control” of the institution.

Under the Change in Control Act, control of a bank holding company or a bank or other insured depository institution is conclusively presumed to exist if an individual or company (i) acquires 25% or more of any class of voting securities of the bank holding company or the depository institution, or (ii) has the direct or indirect power to direct or cause the direction of the management and policies of the bank holding company or the insured depository institution, whether through ownership of voting securities, by contract or otherwise; except that no individual will be deemed to control a bank holding company or an insured depository institution solely on account of being one of its directors, officers or employees.  The Change in Control Act also establishes a presumption, which is rebuttable, that a person will be deemed to control a bank holding company or an insured depository institution if that person acquires 10% or more, but less than 25%, of any class of voting securities of a bank holding company which has a class of equity securities registered with the SEC under the Exchange Act, or if no other person will own a greater percentage of that class of voting securities immediately after the transaction.

However, as a bank holding company, we must obtain the prior approval of the FRB to acquire more than five percent of the outstanding shares of voting securities of a bank or another bank holding company.  In addition, the Dodd Frank Act, which is discussed in greater detail below, provides that an acquisition by a bank holding company of a bank located outside the bank holding company’s home state may not be approved, unless the FRB has determined that the bank holding company is well-capitalized and well managed.

Capital Requirements Applicable to Bank Holding Companies

Because it requires bank holding companies to be a source of financial strength for their bank subsidiaries, the Federal Reserve has adopted regulations that require bank holding companies to meet capital adequacy guidelines similar to those that apply to banks and other insured depository institutions.  For additional information regarding these guidelines, see “‑‑‑ First Foundation Bank –‑ Capital Adequacy Guidelines” and New Basel III Capital Requirements” below.

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

The Dodd-Frank Act

From time to time, federal and state legislation is enacted which can affect our operations and our operating results by materially increasing our costs of doing business, limiting or expanding the activities in which banks and other financial institutions may engage, or altering the competitive balance between banks and non-bank financial service providers.

The recent economic recession and credit crisis that required, among other measures, the federal government to provide substantial financial support to many of the largest of the banks and other financial service organizations in the United States, led the U.S. Congress to adopt a number of new laws, and the federal banking regulators, including the FRB and the FDIC, to take broad actions, to address systemic risks and volatility in the U.S. banking system.  Set forth below is a summary of some of the provisions of the most significant of these laws, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act or Dodd-Frank.  The regulatory sweep of the Dodd-Frank Act is broad and its provisions apply not only to the regulation of bank holding companies and insured depository institutions, but also to investment banking and other financial companies and to public companies that are regulated by the SEC.  Accordingly, the following summary focuses primarily on the provisions of the Dodd-Frank Act that are applicable to banking organizations.  It is not intended to be complete and is qualified in its entirety by reference to the Dodd-Frank Act itself and the regulations promulgated thereunder.

The Dodd-Frank Act, which was signed into law on July 21, 2010, has significantly changed federal regulation of bank holding companies and banks and other insured depository institutions (collectively, “banking institutions”).  Among other things, the Dodd-Frank Act has created a new Financial Stability Oversight Council to identify systemic risks in the country’s banking and financial system and gives federal banking regulators new authority to take control of and liquidate banking institutions, and large investment banking and other financial services firms, facing the prospect of imminent failure in any case where such failure would create systemic risks to the U.S. banking or financial system.  The Dodd-Frank Act also created the Consumer Financial Protection Bureau (or CFPB), which is a new independent federal regulatory agency with broad powers and authority to adopt regulations under, and administer and regulate, federal consumer protection laws.

Set forth below is a summary description of some of the key provisions of the Dodd-Frank Act that may affect the Company or FFB.  The description does not purport to be complete and is qualified in its entirety by reference to the Dodd-Frank Act itself and the regulations adopted thereunder.

Imposition of New Capital Standards on Bank Holding Companies.  The Dodd-Frank Act required the Federal Reserve to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to insured depository institutions, such as FFB.  The Federal Reserve implemented this requirement by its adoption of the new Basel III capital rules in June 2014.  See “‑‑First Foundation Bank — New Basel III Capital Requirements” below.

Increase in Deposit Insurance and Changes Affecting the FDIC Deposit Insurance Fund.  The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions from $100,000 to $250,000 per depositor.  The Dodd-Frank Act also broadened the base for FDIC insurance assessments which are used to fund the FDIC’s Deposit Insurance Fund (or DIF) which, as a result, are now based on an insured depository institution’s the average consolidated total assets, less tangible equity capital, may lead to increases in FDIC insurance assessments for many FDIC insured banks.  The Dodd-Frank Act also requires the FDIC to increase the reserve ratio of the DIF from 1.15% to 1.35% of the total deposits insured by the FDIC by 2020 and eliminates the requirement that the FDIC pay dividends to insured depository institutions when the reserve ratio exceeds certain thresholds.   See also, “‑‑First Foundation Bank –The Deposit Insurance Fund and FDIC Insurance Premiums” below.

Payment of Interest on Business Checking Accounts.  The Dodd-Frank Act has eliminated a federal statutory prohibition against the payment of interest on business checking accounts, which is expected to increase the competition for and interest that banks are prepared to pay on such accounts.

Limitations on Conversion of Bank Charters.  The Dodd-Frank Act prohibits a bank or other depository institution from converting from a state to federal charter or vice versa while it is subject to a cease and desist order or other formal enforcement action or a memorandum of understanding with respect to a significant supervisory matter, unless the federal or state banking regulatory agency that issued the enforcement action does not object to the proposed conversion within 30 days following its receipt of a notice of that conversion.

Interstate Banking.  The Dodd-Frank Act authorizes national and state banks to establish branches in other states to the same extent as a bank chartered by that state would be permitted to establish a branch in that state.  Previously, banks could only establish branches in other states if the host state expressly permitted out-of-state banks to establish branches in its state.  Accordingly, banks will be able to enter new markets more freely.

The Volcker Rule

Pursuant to the Dodd-Frank Act, the Federal Reserve and the FDIC have adopted regulations, which became effective on April 1, 2014, to implement the “Volcker Rule” which prohibits insured depository institutions and companies affiliated with insured depository institutions (“banking organizations”) from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures, and options on these instruments, for their own account.  Those regulations also impose limits on the investments that banking organizations may make in, and other relationships that banking organizations may have with, hedge funds or private equity funds.  Certain collateralized debt obligations, securities backed by trust preferred securities, which were initially defined in the regulations as covered funds subject to the investment prohibitions of the Volker Rule, have been exempted from those prohibitions due to concerns that many community banks would otherwise have been required to recognize significant losses on such obligations and securities.

These regulations provide exemptions for certain activities, including market making, underwriting, hedging, trading in government obligations, insurance company activities, and organizing and offering hedge funds or private equity funds.  The regulations also clarify that certain activities are not prohibited by the Volker Rule, including acting as agent, broker, or custodian.  The compliance requirements under the regulations vary based on the size of the banking organization and the scope of its activities.  Banking organizations with significant trading operations will be required to establish detailed compliance programs and their CEOs will be required to attest that the programs are reasonably designed to achieve compliance with the final regulations.  Independent testing and analyses of a banking organization’s compliance program also will be required.  On the other hand, the regulations reduce the burden on smaller, less-complex banking organizations by limiting their compliance and reporting requirements.  Additionally, a banking organization that does not engage in covered trading activities will not have to establish a compliance program.

Neither the Company nor FFB held any investment positions at December 31, 2014 that were subject to these regulations.  Therefore, we believe that these regulations will not require us to make any material changes in our operations or businesses.

Executive Compensation Restrictions

In June 2010, the Federal Reserve and the FDIC issued comprehensive guidelines on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of the organizations by encouraging excessive risk-taking. The guidelines apply to any employees of a banking organization that have the ability to materially affect the risk profile of a banking organization, either individually or as part of a group.

Pursuant to these guidelines, each federal bank regulatory agency, as part of it regular, risk-focused examination of the banking organizations it regulates, assesses their incentive compensation arrangements based on the key principles their incentive compensation arrangements should (i) provide incentives that do not encourage risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) be compatible with effective internal controls and risk management, and (iii) be supported by strong corporate governance principles and practices, including active and effective oversight by the banking organization’s board of directors. The federal banking regulatory agencies have the authority to bring enforcement actions against a banking organization if the agency concludes that its incentive compensation arrangements, or related risk-management control or governance processes, pose an undue risk to the organization's safety and soundness and that the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, the Dodd-Frank Act directs federal banking regulators to promulgate rules prohibiting excessive compensation paid to executives of depository institutions and their holding companies that have assets of more than $1.0 billion.

Moreover, if an insured bank has been determined by its federal banking regulatory agency to be a “troubled” institution, it may not adopt any new, or make any payments or awards under any existing, incentive compensation plans, or make any change in control payments, to its executive officers without first obtaining the approval of its federal banking regulatory agency to do so.

In February 2014, the Company adopted an incentive compensation clawback policy.  Among other things, that policy provides that, if any of the Company’s previously published financial statements are restated due to a material noncompliance with any financial reporting requirements under the federal securities laws, the Company will seek to recover the amount by which any incentive compensation paid in the previous three years to any executive officer exceeds the incentive compensation which the Company’s audit committee determines would have been paid to such executive officer had such compensation been determined on the basis of the restated financial statements.

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002, or the ‘Sarbanes-Oxley Act” was enacted into law on July 30, 2002. The primary purposes of the Sarbanes-Oxley Act were to strengthen (i) the oversight of public accounting firms that audit, and (ii) the corporate governance policies and practices of, companies the common stock or other equity securities of which are publicly traded (“public companies”.  The Act granted authority, primarily to the Securities and Exchange Commission (or the SEC), to adopt rules for implementing that Act. Among other things, the Sarbanes-Oxley Act:

•	provided for enhanced regulation of the independence, responsibilities and conduct of accounting firms which provide auditing services to public companies;
•

established an independent board, known as the Public Company Accounting Oversight Board, or PCAOB, with the authority to set auditing, quality and ethical standards for, and the power to investigate and discipline, public accounting firms;

•	increased the criminal penalties for financial fraud committed by public company executives and public accounting firms or their key personnel;
•

required enhanced monitoring of, and certifications by, the chief executive and chief financial officers of public companies of their financial disclosures, internal financial controls and their audit processes;

•	required accelerated disclosures of material information by public companies; and
•	required enhanced disclosures by public companies of their corporate governance policies and practices.

Additionally, pursuant to requirements of the Sarbanes-Oxley Act, the New York, American and NASDAQ Stock Exchanges promulgated rules requiring public companies to adopt and implement expanded corporate governance policies and practices as a condition to the listing, or continued listing, of their shares on those Exchanges. Among other things, those rules (i) require public companies to expand the authority, role and responsibilities of their boards of directors, (ii) require that a majority of the members of their boards of directors be independent of management (“independent directors”) and establish more stringent standards that directors needed to meet to qualify as independent directors, (iii) require boards of directors to establish standing audit, compensation and nominating and corporate governance committees comprised of independent directors and (iv) increased the corporate transactions for which shareholder approval is required.

Regulation of the Company by the California Department of Business Oversight

Because FFB is a California state chartered bank, the Company is deemed to be a bank holding company within the meaning of Section 3700 of the California Financial Code. As such, we are subject to examination by, and may be required to file reports with, the DBO.

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

Various requirements and restrictions under Federal and California banking laws affect the operations of FFB. These laws and the implementing regulations, which are promulgated by federal and state bank regulatory agencies, can determine the extent of supervisory control to which a bank will be subject by its federal and state bank regulators. These laws and regulations cover most aspects of a bank’s operations, including:

●	the reserves a bank must maintain against deposits and for possible loan losses and other contingencies;
●	the types of deposits it may obtain and the interest it is permitted to pay on different types of deposit accounts;
●	the types of and limits on loans and investments that a bank may make;
●	the borrowings that a bank may incur;
●	the number and location of branch offices that a bank may establish;
●	the rate at which it may grow its assets and business;
●	the acquisition and merger activities of a bank;
●	the amount of dividends that a bank may pay; and
●	the capital requirements that a bank must satisfy.

If, as a result of an examination of a federally regulated bank, its federal banking regulatory agency, such as the FDIC, were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations had become unsatisfactory or that the bank or its management was in violation of any law or regulation, that agency would have the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power:

●	to enjoin any “unsafe or unsound” banking practices;
●	to require that affirmative action be taken to correct any conditions resulting from any violation of law or unsafe or unsound practice;
●	to issue an administrative order that can be judicially enforced against the bank;
●	to require the bank to increase its capital;
●	to restrict the bank’s growth;
●	to assess civil monetary penalties against the bank or its officers or directors;
●	to remove officers and directors of the bank; and
●

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

Federal Home Loan Bank System. FFB is a member of the FHLB. Among other benefits, each regional Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its member banks. Each regional Federal Home Loan Bank is financed primarily from the sale of consolidated obligations of the overall Federal Home Loan Bank system. As an FHLB member, FFB is required to own a certain amount of capital stock in the FHLB. At December 31, 2014, FFB was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members.

Federal Reserve Board Deposit Reserve Requirements. The FRB requires all federally-insured depository institutions to maintain reserves at specified levels against their transaction accounts. At December 31, 2014, FFB was in compliance with these requirements.

Limitations and Restrictions on the Payment of Dividends and Other Transfers of Funds by FFB.

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

FFB is subject to Sections 23A and 23B of and FRB Regulation W under, Federal Reserve Act, which impose restrictions on (i) any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or any of its other subsidiaries; (ii) the purchase of or investments in Company stock or other Company securities; (iii) the taking of Company securities as collateral for the loans that FFB makes; (iv) the purchase of assets from the Company or any of its other subsidiaries and (v) transactions between a bank and its financial subsidiaries, as well as other affiliates.  Thus, under the final rule, transactions between a bank and its financial subsidiary, as well as other affiliates, are subject to the requirements of sections 23A and 23B. These restrictions prevent the Company and any of its subsidiaries from obtaining borrowings or extensions of credit from FFB, unless the borrowings are secured by marketable obligations in designated amounts, and such secured loans and any investments by FFB in the Company or any of its subsidiaries are limited, individually, to 10% of FFB’s capital and surplus (as defined by federal regulations), and in the aggregate are limited to 20%, of FFB’s capital and surplus. California law also imposes restrictions with respect to transactions involving the Company and any other persons that may be deemed under that law to control FFB.

The Dodd-Frank Act extended the application so Section 23A of the Federal Reserve Act to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider of a bank.  Any such transactions with any affiliates must be fully secured. In addition, the exemption from Section 23A for transactions with financial subsidiaries has been eliminated.  The Dodd-Frank Act also expands the definition of “affiliate” for purposes of quantitative and qualitative limitations of Section 23A of the Federal Reserve Act to include mutual funds advised by a depository institution or any of its affiliates.

Safety and Soundness Standards.

Banking institutions may be subject to potential enforcement actions by the federal banking regulators for unsafe or unsound practices or for violating any law, rule, regulation, or any condition imposed in writing by its primary federal banking regulatory agency or any written agreement with that agency. The federal banking agencies have adopted guidelines designed to identify and address potential safety and soundness concerns that could, if not corrected, lead to deterioration in the quality of a bank’s assets, liquidity or capital. Those guidelines set forth operational and managerial standards relating to such matters as:

●	internal controls, information systems and internal audit systems;
●	risk management;
●	loan documentation;
●	credit underwriting;
●	asset growth;
●	earnings; and
●	compensation, fees and benefits.

In addition, the federal banking agencies have adopted safety and soundness guidelines with respect to the quality of loans and other assets of insured depository institutions. These guidelines provide six standards for establishing and maintaining a system to identify problem loans and other problem assets and to prevent those assets from deteriorating. Under these standards, an FDIC-insured depository institution is expected to:

●

conduct periodic asset quality reviews to identify problem loans and any other problem assets, estimate the inherent losses in those loans and other assets and establish reserves that are sufficient to absorb those estimated losses;

●	compare problem loans and other problem asset totals to capital;
●	take appropriate corrective action to resolve problem loans and other problem assets;
●	consider the size and potential risks of material asset concentrations; and
●

provide periodic quality reports with respect to their loans and other assets which provide adequate information for the bank’s management and the board of directors to assess the level of risk to its loans and other assets.

These guidelines also establish standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Regulatory Guidelines for Commercial Real Estate Loan Concentrations

The Federal Reserve and the FDIC have published guidelines that call for the adoption of heightened risk mitigation measures by insured banks with a concentration of commercial real estate loans in its loan portfolio. The guidelines provide that a bank will be deemed to have a concentration of commercial real estate loans if (i) the total reported loans for construction, land development and other land represent 100% or more of the bank's total capital, or (ii) the total reported loans secured by multifamily and non-farm residential properties, plus loans for construction, land development and other land, represent 300% or more of the bank’s total capital and the bank’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months. If such a concentration exists, the guidelines call for the bank (x) to implement heightened risk assessment and risk management practices, including board and management oversight and strategic planning, (y) to implement and maintain stringent loan underwriting standards, and to use market analyses and stress testing tools to monitor the condition of the bank’s commercial real estate loan portfolio and to assess the impact that adverse economic conditions affecting the real estate markets could have on the bank’s financial condition and (z) if determined to be necessary on the basis of the results of such stress tests, to increase its allowance for loan losses and its capital.

Single Borrower Loan Limitations.

California law imposes on all California state-chartered banks, including FFB, “single borrower loan limitations” which consist of the following:

•

unsecured borrowings of any customer of a California state-chartered bank, together with the borrowings of any family members or affiliates of the customer, to the bank may not exceed 15% of the sum of the bank’s shareholders’ equity, allowance for loan losses, capital notes and debentures; and

•

the aggregate of secured and unsecured borrowings of any customer of a California state-chartered bank, together with the borrowings of any family members or affiliates of the customer, to the bank may not exceed 25% of the sum of the bank’s shareholders’ equity, allowance for loan losses, capital notes and debentures.

Technology Risk Management and Consumer Privacy

Federal and state banking regulatory agencies have issued various policy statements focusing on the importance of technology risk management and supervision in evaluating the safety and soundness of the banks they regulate. According to those policy statements, the use by banking organizations of technology-related products, services, processes and delivery channels, such as the internet, exposes them to a number of risks which include operational, compliance, security, privacy, and reputational risk. The banking regulators generally expect the banking organizations they regulate to prudently manage technology-related risks as part of their comprehensive risk management policies in order to identify, monitor, measure and control risks associated with the use of technology.

Pursuant to the Financial Services Modernization Act, the federal banking agencies have adopted rules and established standards to be followed in implementing safeguards that are designed to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Among other requirements, these rules require each bank organization to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information.

In addition, the Modernization Act requires banking organizations to provide each of their customers with a notice of their privacy policies and practices and prohibits a banking organization from disclosing nonpublic personal information about a customer to nonaffiliated third parties unless the banking organization satisfies various notice and “opt-out” requirements and the customer has not chosen to opt out of the disclosure. Additionally, the federal banking agencies are authorized to issue regulations as necessary to implement those notice requirements and non-disclosure restrictions. More specifically, the Modernization Act privacy regulations require all banking organizations to develop initial and annual privacy notices that describe in general terms the banking organization’s information sharing practices. Any banking organization that shares nonpublic personal information about customers with nonaffiliated third parties must also provide customers with notices advising them that, subject to certain limited exceptions, the customer has the opportunity and a reasonable time period to inform the bank that it may not share the customer’s nonpublic personal information with nonaffiliates of the bank. These regulations also place limitations on the extent to which a banking organization may disclose an account number or access code for credit card, deposit, or transaction accounts to any nonaffiliated third party for use in marketing such programs.

Capital Adequacy and Prompt Corrective Action Provisions of the FDIC Improvement Act

Capital Adequacy Guidelines. The Federal Deposit Insurance Corporation Improvement Act of 1991, or FDICIA, established a framework for regulation of federally insured depository institutions, including banks, and their parent holding companies and other affiliates, by their federal banking regulators. Among other things, FDICIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission by that bank of an acceptable capital restoration plan if its bank regulator has concluded that it needs additional capital.

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

Under FIDICIA regulations, an insured depository institution’s capital category will depend upon how its capital levels compare with these capital measures and the other factors established by the relevant federal banking regulator. Prior to January 1, 2015, those regulations provided that a bank would be classified as:

●

“well capitalized” if it had a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater and a Tier 1 leverage ratio of 5.0% or greater, and was not subject to any order or written directive by any such regulatory agency to meet and maintain a specific capital level for any capital measure;

●

“adequately capitalized” if it had a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 4.0% or greater, and a Tier 1 leverage ratio of 4.0% or greater, but was not “well capitalized”;

●	“undercapitalized” if it had a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% and a Tier 1 leverage ratio of less than 4.0%;
●	“significantly undercapitalized” if it had a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a Tier 1 leverage ratio of less than 3.0%; and
●	“critically undercapitalized” if its tangible equity was equal to or less than 2.0% of average quarterly tangible assets.

However, if a bank that was classified as “well-capitalized” is determined (after notice and opportunity for hearing), by its federal banking regulator, to be in an unsafe or unsound condition or to be engaging in an unsafe or unsound practice, that agency could, under certain circumstances, reclassify the bank as adequately capitalized. The federal banking regulator of a bank that is classified as adequately capitalized or undercapitalized could require the bank to comply with bank supervisory provisions and restrictions that would apply to a bank in the next lower capital classification, if the banking regulator has obtained supervisory information regarding the bank (other than with respect to its capital levels) which raises safety or soundness concerns. However, a significantly undercapitalized bank may not be treated by its regulatory agency as critically undercapitalized by reason of such safety or soundness concerns alone.

The capital classification of a bank affects the frequency of examinations of the bank by its primary federal bank regulatory agency, impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums that are payable by the bank. Under FDICIA, the federal banking regulators are required to conduct a full-scope, on-site examination of every bank at least once every 12 months.

Effective January 1, 2015, these capital adequacy guidelines were revised by Basel III.  See “‑‑New Basel III Capital Requirements” below.

Corrective Measures for Undercapitalized Banks. FDICIA generally prohibits a bank from paying any dividends or making any capital distributions or paying any management fee to its parent holding company if the bank would thereafter be “undercapitalized.” In addition “undercapitalized” banks are subject to growth limitations and are required to submit a capital restoration plan for approval by its federal regulatory agency.  However, that agency may not approve the bank’s capital restoration plan unless the agency determines, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the bank’s capital.

An undercapitalized bank which fails to submit, or fails to obtain the approval by its federal banking regulator of a capital restoration plan will be treated as if it is “significantly undercapitalized.” In that event, the bank’s federal banking regulator may impose a number of additional requirements and restrictions on the bank, including orders or requirements (i) to sell sufficient voting stock to become “adequately capitalized,” (ii) to reduce its total assets, and (iii) cease the receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator.

If an undercapitalized bank is a subsidiary of a bank holding company, then, for its capital restoration plan to be approved, the bank’s parent holding company must guarantee that the bank will comply with, and provide assurances of the performance by the bank of, its capital restoration plan. Under such a guarantee and assurance of performance, if the bank fails to comply with its capital restoration plan, the parent holding company may become subject to liability for such failure in an amount up to the lesser of (i) 5.0% of its bank subsidiary’s total assets at the time it became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the bank into compliance with all applicable capital standards as of the time it failed to comply with the plan.

Corrective Measures for Significantly and Critically Undercapitalized Banks. If a bank is classified as “significantly undercapitalized” or “critically undercapitalized,” its federal banking regulator would be required to take one or more prompt corrective actions that would, among other things require the bank to (i) raise additional capital by means of sales of common stock or nonredeemable preferred shares, (ii) improve its management, (iii) limit the interest rates it may pay on deposits, (iv) altogether prohibit transactions by the bank with its affiliates, (v) terminate certain activities that pose undue or unreasonable risks, and (vi) restrict the compensation being paid to its executive officers. If a bank is classified as critically undercapitalized, FDICIA requires the bank to be placed into conservatorship or receivership within 90 days, unless its federal banking regulatory agency determines that there are other measures that would enable the bank, within a relatively short period of time, to increase its capital in an amount sufficient to improve its capital classification under the prompt corrective action framework.

New Basel III Capital Rules.

Prior to 2015, the risk-based capital rules applicable to domestic banks and bank holding companies were based on the 1988 capital accord of the International Basel Committee on Banking Supervision (the “Basel Committee”), which is comprised of central banks and bank supervisors and regulators from the major industrialized countries. The Basel Committee develops broad policy guidelines for use by each country’s banking regulators in determining the banking supervisory policies and rules they apply. In December 2010, the Basel Committee issued a new set of international guidelines for determining regulatory capital, known as “Basel III”. In June 2012, the FRB issued, for public comment, three notices of proposed rulemaking which, if adopted, would have made significant changes, consistent with the Basel III guidelines, to the regulatory risk-based capital and leverage requirements for banks and bank holding companies (“banking organizations”) in the United States.

In July 2012, the FRB adopted final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations, and the FDIC subsequently adopted substantially identical rules. The rules implement the Basel Committee’s December 2010 framework for strengthening international capital standards as well as certain provisions of the Dodd-Frank Act. The New Capital Rules substantially revised the risk-based capital requirements applicable to U.S. banking organizations, including the Company and FFB, from the prior U.S. risk-based capital rules, redefined the components of capital and addressed other issues affecting the capital ratios applicable to banking organizations. The New Capital Rules also replaced the existing approach used in risk-weighting of a banking organization’s assets with a more risk-sensitive approach. The New Capital Rules became effective for the Company and FFB on January 1, 2015 (subject, in the case of certain of those Rules, to phase-in periods).

Among other things, the New Capital Rules (i) introduced a new capital measure called “Common Equity Tier 1” ( or “CET-1”), (ii) specified that Tier 1 capital consists of CET-1 and “Additional Tier 1 capital” instruments meeting specified requirements, (iii) made most deductions and adjustments to regulatory capital measures applicable to CET-,1 and not to the other components of capital, and expanded the scope of the deductions and adjustments from capital as compared to the prior capital rules, thus potentially requiring banking organizations to achieve and maintain higher levels of CET-1 in order to meet minimum capital ratios.

Under the New Capital Rules, beginning January 1, 2015, the minimum capital ratios are:

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

The New Capital Rules provide for a number of deductions from and adjustments to CET-1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in common equity issued by nonconsolidated financial entities, be deducted from CET-1 to the extent that any one such category exceeds 10% of CET-1 or all such categories, in the aggregate, exceed 15% of CET-1. Other deductions and adjustments to CET-1 will be phased in incrementally between January 1, 2015 and January 1, 2018. On the other hand, the impact of these deductions and adjustments may be mitigated prior to or during the phase-in period by the determination of other than temporary impairments (“OTTI”) and additional accumulation of retained earnings. Under current capital standards, the effects of certain items of Accumulated Other Comprehensive Income (“AOCI”) included in capital are excluded for purposes of determining regulatory capital ratios. By contrast, under the New Capital Rules, the effects of certain items of AOCI will not be excluded. However, most banking organizations, including the Company and FFB, were entitled to make a one-time permanent election, not later than January 1, 2015, to continue to exclude these items from capital. We have not yet determined whether to make this election.

The New Capital Rules require that trust preferred securities be phased out from Tier 1 capital by January 1, 2016, except in the case of banking organizations with total consolidated assets of less than $15 billion, which will be permitted to include trust preferred securities issued prior to May 19, 2010 in Tier 2 capital, without any limitations.

In the case of FFB, the New Capital Rules also revise the “prompt corrective action” regulations under FIDICA, by (i) introducing a CET-1 ratio requirement at each capital quality level (other than critically undercapitalized), with a minimum ratio of 6.5% for a bank to qualify as “well-capitalized”; (ii) increasing the minimum Tier 1 capital ratio for each category, with the minimum Tier 1 capital ratio of 8% (as compared to 6% prior to January 1, 2015) for a bank to be “well-capitalized”; and (iii) requiring a leverage ratio of 4% to be adequately capitalized (as compared to the 3% leverage ratio that was formerly in effect), and a leverage ratio of 5% for a bank to be “well-capitalized”. The New Capital Rules do not, however, change the total risk-based capital requirement for any “prompt corrective action” category.

The New Capital Rules prescribe a standardized approach for calculating risk-weighted assets that expand the risk-weighting categories from the former four Basel I-derived categories (0%, 20%, 50% and 100%) to larger and a greater number of risk-sensitive categories, depending on the nature of the assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. In addition, the New Capital Rules also provide more advantageous risk weights for derivatives and repurchase-style transactions cleared through a qualifying central counterparty and increase the scope of eligible guarantors and eligible collateral for purposes of credit risk mitigation.

The Deposit Insurance Fund and FDIC Deposit Insurance Premiums

The FDIC insures the deposits of the customers of all FDIC insured depository institutions up to prescribed limits for each depositor through a Deposit Insurance Fund, or the DIF, from which it makes deposit insurance payments to depositors of failed depository institutions and from which it funds the costs incurred and against which it charges the losses sustained in connection with the closure or other resolution of those institutions.  Due to higher levels of bank failures resulting from the recent recession and credit crisis, the insurance payments and the resolution costs increased significantly and largely depleted the DIF. In order to restore the DIF to a statutorily mandated minimum of 1.35% of total deposits which it insures (as compared to 1.15% prior to Dodd-Frank), the FDIC has increased deposit insurance premium rates. The FDIC uses a risk-based system to determine a depository institution’s insurance premium rate based on the institution’s classification. Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to the DIF) pay premiums at higher rates than institutions that pose a lower risk. A depository institution’s risk classification is assigned based primarily on its capital levels and the level of supervisory concern which the institution poses to the DIF. The FDIC also has the authority, under certain circumstances, to further increase the insurance premium rates of depository institutions.  Any increase in FDIC insurance premiums assessed on FFB in the future would increase our noninterest expense and thereby reduce our profitability.

Additionally, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.066% of insured deposits in fiscal 2014. These assessments will continue until the FICO bonds mature in 2017.

Community Reinvestment Act and Fair Lending Developments.

Like all other federally regulated banks, FFB is subject to fair lending requirements and the evaluation of its small business operations under the Community Reinvestment Act, or the CRA. The CRA generally requires the federal banking regulatory agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including those of low and moderate income neighborhoods in its service area. A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which determines the bank’s CRA ratings on the basis of its community lending and community development performance. A bank may have substantial penalties imposed on it and generally will be required to take corrective measures in the event it fails to meet its obligations under the CRA.  Federal banking agencies also may take compliance with the CRA and other fair lending laws into account when regulating and supervising other activities of a bank or its bank holding company. Moreover, when a bank holding company files an application for approval to acquire a bank or another bank holding company, the federal banking regulatory agency to which the application is assigned will review the CRA assessment of the subsidiary bank or banks of the applicant bank holding company, and a low CRA rating may be the basis for requiring the applicant’s bank subsidiary to take corrective actions to improve its CRA performance as a condition to the approval of the acquisition or as a basis for denying the application altogether.

USA Patriot Act of 2001 and Bank Secrecy Act.

In October 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001 (USA Patriot Act) was enacted into law in response to the September 11, 2001 terrorist attacks. The USA Patriot Act was adopted to strengthen the ability of U.S. law enforcement and intelligence agencies to work cohesively to combat terrorism on a variety of fronts. Of particular relevance to banks and other federally insured depository institutions are the USA Patriot Act’s sweeping anti-money laundering and financial transparency provisions and various related implementing regulations that:

●	establish due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts and foreign correspondent accounts;
●	prohibit U.S. institutions from providing correspondent accounts to foreign shell banks;
●	establish standards for verifying client identification at account opening; and
●	set rules to promote cooperation among financial institutions, regulatory agencies and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

Under implementing regulations issued by the U.S. Treasury Department, banking institutions are required to incorporate a client identification program into their written money laundering plans that includes procedures for:

●	verifying the identity of any person seeking to open an account, to the extent reasonable and practicable;
●	maintaining records of the information used to verify the person’s identity; and
●	determining whether the person appears on any list of known or suspected terrorists or terrorist organizations.

The Company and FFB also are subject to the federal Bank Secrecy Act of 1970, as amended, or the Bank Secrecy Act, which establishes requirements for recordkeeping and reporting by banks and other financial institutions designed to help identify the source, volume and movement of currency and monetary instruments into and out of the United States to help detect and prevent money laundering and other illegal activities. The Bank Secrecy Act requires financial institutions to develop and maintain a program reasonably designed to ensure and monitor compliance with its requirements, to train employees to comply with and to test the effectiveness of the program. Any failure to meet the requirements of the Bank Secrecy Act can result in the imposition of substantial penalties and in adverse regulatory action against the offending bank. FFI and FFB have each adopted policies and procedures to comply with the Bank Secrecy Act.

Consumer Laws and Regulations.

The Company and FFB are subject to a broad range of federal and state consumer protection laws and regulations prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition. Those laws and regulations include:

●

The Home Ownership and Equity Protection Act of 1994, or HOEPA, which requires additional disclosures and consumer protections to borrowers designed to protect them against certain lending practices, such as practices deemed to constitute “predatory lending.”

●

The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, or the FACT Act, which requires banking institutions and financial services businesses to adopt practices and procedures designed to help deter identity theft, including developing appropriate fraud response programs, and provides consumers with greater control of their credit data.

●	The Truth in Lending Act, or TILA, which requires that credit terms be disclosed in a meaningful and consistent way so that consumers may compare credit terms more readily and knowledgeably.
●

The Equal Credit Opportunity Act, or ECOA, which generally prohibits, in connection with any consumer or business credit transactions, discrimination on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), or the fact that a borrower is receiving income from public assistance programs.

●

The Fair Housing Act, which regulates many lending practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status.

●

The Home Mortgage Disclosure Act, or HMDA, which includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.

●

The Real Estate Settlement Procedures Act, or RESPA, which requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits certain abusive practices, such as kickbacks.

●	The National Flood Insurance Act, or NFIA, which requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance.
●

The Secure and Fair Enforcement for Mortgage Licensing Act of 2008, or SAFE Act, which requires mortgage loan originator employees of federally insured institutions to register with the Nationwide Mortgage Licensing System and Registry, a database created by the states to support the licensing of mortgage loan originators, prior to originating residential mortgage loans.

Consumer Financial Protection Bureau

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

In January 2013, the CFPB approved certain mortgage lending reform regulations impacting the Truth in Lending Act (the “TILA”) and the Real Estate Settlement Procedures Act (“RESPA”). Among other things, those reforms:

●	expand the population of loans that are subject to higher cost loan regulations and additional disclosures;
●	prohibit the payment of compensation to mortgage brokers based on certain fees or premiums, such as yield spread premiums, payable by or charged to home borrowers;
●	increase the regulation of mortgage servicing activities, including with respect to error resolution, forced-placement insurance and loss mitigation and collection activities;
●

require financial institutions to make a reasonable and good faith determination that the borrower has the ability to repay the residential mortgage loan before it is approved for funding and provides that the failure of a financial institution to make such a determination will entitle the borrower to assert that failure as a defense to any foreclosure action on the mortgage loan; and

●	impose appraisal requirements for high cost loans and loans secured by first mortgage liens on residential real estate.

The CFPB also issued final rules for residential mortgage lending, which became effective January 10, 2013, including definitions for “qualified mortgages” and detailed standards by which leaders must satisfy themselves of the borrower’s ability to repay the loan and revised forms of disclosure under the TILA and RESPA.

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

Future Legislation

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states. Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulations, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which we operate and may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital, modify our business strategy and limit our ability to pursue business opportunities in an efficient manner.

Item 1A.Risk Factors

Our business is subject to a number of risks and uncertainties that could prevent us from achieving our business objectives and could hurt our future financial performance and the price performance of our common stock. Such risks and uncertainties also could cause our future financial condition and future financial performance to differ significantly from our current expectations, which are described in the forward-looking statements contained in this report. Those risks and uncertainties, many of which are outside of our ability to control or prevent, include the following:

Risks Affecting our Business

We could incur losses on the loans we make.

Loan defaults and the incurrence of losses on loans are inherent risks in our business.  The incurrence of loan losses necessitate loan charge-offs and write-downs in the carrying values of a banking organization’s loans and, therefore, can adversely affect its results of operations and financial condition.  Accordingly, our results of operations will be directly affected by the volume and timing of loan losses, which for a number of reasons can vary from period to period. The risks of loan losses are exacerbated by economic recessions and downturns, as evidenced by the substantial magnitude of the loan losses which many banks incurred as a result of the economic recession that commenced in 2008 and continued into 2010, or by other events that can lead to local or regional business downturns.  Although an economic recovery in the U.S. has begun, unemployment remains relatively high, as compared to the pre-recessionary period, and there continue to be uncertainties about the strength and sustainability of that economic recovery.  If the economic recovery were to remain weak or economic conditions were again to deteriorate, more of our borrowers may fail to perform in accordance with the terms of their loans, in which event loan charge-offs and asset write-downs could increase, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our allowance for loan losses is determined based upon both objective and subjective factors, and may not prove to be adequate to absorb fully the loan losses we incur, in which event our earnings may suffer.

Like virtually all banks, we follow the practice of maintaining a reserve or allowance for possible loan losses, or ALLL, to absorb loan losses.  When it is determined that the payment in full of a loan has become unlikely, the carrying value of the loan is reduced (“written down”) to what management believes is its realizable value or, if it is determined that a loan no longer has any realizable value, the carrying value of the loan is written off in its entirety (a loan “charge-off”).  Loan write-downs and charge-offs are charged against the ALLL.  The amount of the ALLL is increased periodically (i) to replenish the ALLL after it has been reduced due to loan write-downs and charge-offs, (ii) to reflect increases in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential loan losses due to a deterioration in the condition of borrowers or adverse changes in economic conditions.  Increases in the ALLL are made through a charge, recorded as an expense in the statement of income, referred to as the “provision for loan losses” and, therefore, can adversely affect earnings.

On a quarterly basis, we make determinations with respect to the sufficiency of the ALLL, and the amount of the provisions for loan losses that we believe will be necessary to maintain the sufficiency of the ALLL.  We employ economic and loss migration models that are based on bank regulatory guidelines, industry standards and our own historical loan loss experience, as well as a number of more subjective qualitative factors in order to make these determinations.  However, making these determinations involve judgments about changes and trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan payment obligations to us and a weighting among the quantitative and qualitative factors we consider in determining the sufficiency of the ALLL.  If, as a result, or due to the occurrence of unexpected events or circumstances outside of our control or otherwise, those judgments subsequently prove to have been incorrect and, as a result, it becomes necessary to increase the amount of the ALLL, we would have to increase the provisions we make for loan losses, which would reduce our earnings, possibly significantly. In addition, the FDIC and the DBO, as an integral part of their examination processes, periodically review the adequacy of our ALLL.  These agencies may require us to make additional provisions for loan losses, over and above the provisions that we have already made, the effect of which also would be to reduce our earnings.

Adverse changes in economic conditions in Southern California could disproportionately harm us.

The substantial majority of our clients and the properties securing a large proportion of the loans we make are located in Southern California, where foreclosure rates and unemployment have remained high relative to most other regions of the country.  A downturn in economic conditions, or even the continued weakness of the economic recovery in California, or the occurrence of natural disasters, such as earthquakes or fires, which are more common in Southern California than in other parts of the country, could harm our business by:

●	reducing loan demand which, in turn, would lead to reductions in our net interest margins and net interest income;
●

adversely affecting the financial capability of borrowers to meet their loan obligations to us, which could result in increases in loan losses and require us to make additional provisions for loan losses, which would reduce our earnings; and

●

causing reductions in real property values that, due to our reliance on real properties to collateralize many of our loans, could make it more difficult for us to prevent losses from being incurred on nonperforming loans through the foreclosure and sale of those real properties.

Adverse changes in economic and market conditions, and changes in government regulations and government monetary policies could materially and negatively affect our business and results of operations.

Our business and results of operations are directly affected by factors such as political, economic and market conditions, broad trends in industry and finance, legislative and regulatory changes, changes in government monetary and fiscal policies and inflation, all of which are outside of our ability to control.  Deterioration in economic conditions, whether caused by global, national, regional or local concerns or problems, or a further downgrade in the United States debt rating, could result in the following consequences, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects:

●	a deterioration in the credit quality of our banking clients;
●	an increase in loan delinquencies and loan losses;
●	an increase in problem assets and foreclosures
●	declines in the values of real properties collateralizing the loans we make;
●	the need to increase our ALLL;

●	fluctuations in the value of, or impairment losses which may be incurred with respect to, FFB’s investment securities;
●	decreases in the demand for our services or financial products;
●	increases in competition for low cost or non-interest bearing deposits; and
●	decreases in the investment management and advisory fees we generate.

Changes in interest rates could reduce our net interest margins and net interest income.

Income and cash flows from our banking operations depend to a great extent on the difference. “spread” or “margin” between the interest we earn on interest-earning assets, such as loans and investment securities, and the rates at which we pay interest on interest-bearing liabilities, such as deposits and borrowings.  However, interest rates are highly sensitive to many factors that are beyond our control, including (among others) general and regional and local economic conditions, the monetary policies of the Federal Reserve, bank regulatory requirements, competition from other banks and financial institutions and a change over time in the mix of our loans, investment securities, on the one hand, and on our deposits and other liabilities, on the other hand.  Changes in monetary policy will, in particular, influence the origination and market value of and the yields we can realize on loans and investment securities and the interest we pay on deposits.  Additionally, sustained low levels of market interest rates, as we have experienced during the past five years, could continue to place downward pressure on our net interest margins and, therefore, on our earnings.  Our net interest margins and earnings also could be adversely affected if we are unable to adjust our interest rates on loans and deposits on a timely basis in response to changes in economic conditions or monetary policies.  For example, if the rates of interest we pay on deposits, borrowings and other interest-bearing liabilities increase faster than we are able to increase the rates of interest we charge on loans or the yields we realize on investments and other interest-earning assets, our net interest income and, therefore, our earnings will decrease.  On the other hand, increasing interest rates generally lead to increases in net interest income; however, such increases also may result in a reduction in loan originations, declines in loan prepayment rates and reductions in the ability of borrowers to repay their current loan obligations, which could result in increased loan defaults and charge-offs and could require increases to our ALLL, thereby offsetting either partially or totally the increases in net interest income resulting from the increase in interest rates.  Additionally, we could be prevented from increasing the interest rates we charge on loans or from reducing the interest rates we offer on deposits due to “price” competition from other banks and financial institutions with which we compete.  Conversely, in a declining interest rate environment, our earnings could be adversely affected if the interest rates we are able to charge on loans or other investments decline more quickly than those we pay on deposits and borrowings.

Real estate loans represent a high percentage of the loans we make, making our results of operations vulnerable to downturns in the real estate market.

At December 31, 2014, loans secured by multifamily and commercial real estate represented approximately 70% of FFB’s outstanding loans.  The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, and (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full.  As a result, our operating results are more vulnerable to adverse changes in the real estate market than other financial institutions with more diversified loan portfolios and we could incur losses in the event of changes in economic conditions that disproportionately affect the real estate markets.

Liquidity risk could adversely affect our ability to fund operations and hurt our financial condition.

Liquidity is essential to our banking business, as we use cash to make loans and purchase investment securities and other interest-earning assets and to fund deposit withdrawals that occur in the ordinary course of our business.  Our principal sources of liquidity include earnings, deposits, Federal Home Loan Bank (or FHLB) borrowings, sales of loans or investment securities held for sale, repayments by clients of loans we have made to them, and the proceeds from sales by us of our equity securities or from borrowings that we may obtain.  If the ability to obtain funds from these sources becomes limited or the costs of those funds increase, whether due to factors that affect us specifically, including our financial performance, or due to factors that affect the financial services industry in general, including weakening economic conditions or negative views and expectations about the prospects for the financial services industry as a whole, then our ability to grow our banking and investment advisory and wealth management businesses would be harmed, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our 6 largest deposit clients account for 36% of our total deposits.

As of December 31, 2014, our 6 largest bank depositors accounted for, in the aggregate, 36% of our total deposits. As a result, a material decrease in the volume of those deposits by a relatively small number of our depositors could reduce our liquidity, in which event it could became necessary for us to replace those deposits with higher-cost deposits, lower-yielding securities or FHLB borrowings, which would adversely affect our net interest income and, therefore, our results of operations.

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

Growing our banking business may not increase our profitability and may adversely affect our future operating results.

Since we commenced our banking business in October 2007, we have grown our banking franchise by establishing three new wealth management offices in Southern California and one in Las Vegas, Nevada and acquiring two new offices in Palm Desert and El Centro, California as part of our acquisition of Desert Commercial Bank, or DCB, in August 2012.  We plan to continue to grow our banking business both organically and through acquisitions of other banks.  However, the implementation of our growth strategy poses a number of risks for us, including:

●	the risk that any newly established wealth management offices will not generate revenues in amounts sufficient to cover the start-up costs of those offices, which would reduce our earnings;
●

the risk that any bank acquisitions we might consummate in the future will prove not to be accretive to or may reduce our earnings if we do not realize anticipated cost savings or if we incur unanticipated costs in integrating the acquired banks into our operations or if a substantial number of the clients of any of the acquired banks move their banking business to our competitors;

●	the risk that such expansion efforts will divert management time and effort from our existing banking operations, which could adversely affect our future financial performance; and
●

the risk that the additional capital which we may need to support our growth or the issuance of shares in any bank acquisitions will be dilutive of the investments that our existing shareholders have in the shares of our common stock that they own and in their respective percentage ownership interests they have in the Company.

We have obtained, from an unaffiliated bank, a $30.0 million term loan that is secured by a pledge of all of FFB’s shares, which could have a material adverse effect on our business, our financial condition and results of operations and future prospects if we are not able to meet financial covenants applicable to that loan or to repay the loan when it becomes due.

In April 2013, we entered into a five year term loan agreement pursuant to which we obtained $7.5 million of borrowings from another bank.  We have increased our borrowings under that loan agreement on two occasions:  (i) first to $21,875,000 in March 2014, and (ii) then on February 27, 2015 to $30,000,000, at which time the maturity date of the loan was extended from May 1, 2018 to May 1, 2022.  We have used the proceeds of the loan primarily to support and fund the growth of our businesses, which included making contributions of equity to FFB and otherwise for working capital purposes. In order to obtain the loan, we were required to pledge 100% of the shares of FFB capital stock to the bank lender as security for our payment obligations under that loan agreement.  Additionally, the loan agreement contains a number of financial and other covenants which we are required to meet over the remaining term of the loan. As a result, such borrowings may make us more vulnerable to general economic downturns and competitive pressures that could cause us to fail to meet one or more of those financial covenants.  If we are unable to meet any of those covenants, we could be required to repay the loan sooner than its maturity date in May 2022; and, if we are unable to repay the loan in full when due, whether at maturity or earlier, the lender will become entitled to sell our FFB shares to recover the amounts that are due it under the loan agreement.  Since the stock of FFB comprises our largest and most important asset on which our success is dependent, an inability on our part to repay the loan when due would have a material adverse effect on our business, financial condition, results of operations and prospects and would cause us to incur significant losses.  See the section below in this report entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Term Loan” for additional information about this loan.

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

In addition, our ability to successfully attract and retain investment advisory and wealth management clients is dependent on our ability to compete with competitors’ investment products, level of investment performance, client services and marketing and distribution capabilities.  If we are not successful in retaining existing and attracting new investment management clients, our business, financial condition, results of operations and prospects may be materially and adversely affected.

The loss of key personnel or inability to attract additional personnel could hurt our future financial performance.

We currently depend heavily on the contributions and services provided by Rick Keller, our Executive Chairman, Scott Kavanaugh, Chief Executive Officer of FFI and FFB, John Hakopian, President of FFA, and John Michel, Chief Financial Officer of FFI, FFB and FFA, as well as a number of other key management personnel.  Our future success also will depend, in part, on our ability to retain our existing, and attract additional, qualified private banking officers, relationship managers and investment advisory personnel.  Competition for such personnel is intense.  If we are not successful in retaining and attracting key personnel, our ability to retain existing clients or attract new clients could be adversely affected and our business, financial condition, results of operations or prospects could as a result be significantly harmed.

Banking laws and government regulations may adversely affect our operations, restrict our growth or increase our operating costs.

We are subject to extensive supervision and regulation by federal and California state bank regulatory agencies.  The primary objective of these agencies is to protect bank depositors and not shareholders, whose respective interests often differ.  These regulatory agencies have the legal authority to impose restrictions on us if they believe that is necessary in order to protect depositors, even if those restrictions would adversely affect our ability to grow our business, cause our operating costs to increase, or hinder our ability to compete with less regulated financial services companies.

We are also subject to numerous laws and government regulations that are applicable to banks and other financial institutions, including the following:

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

If the policies, procedures or systems which we have adopted to comply with these laws and regulations are found by any regulatory or other government agencies to be deficient or we fail to comply with any of these banking laws or regulations, we could be subject to penalties and regulatory actions that may lead to the imposition of restrictions on our ability to grow our banking business.  Additionally, a failure to maintain and implement adequate programs to combat money laundering and terrorist financing could have serious reputational consequences for us.  Due, moreover, to the complex and technical nature of many of these laws and government regulations, inadvertent violations may and sometimes do occur.  In such an event, we would be required to correct and, depending on the nature and seriousness of the violation, we could be required implement measures to prevent a recurrence of such violations, which could increase our operating costs.  If more serious violations were to occur or recur, our banking regulators could limit our activities or growth, fine us, or ultimately put FFB out of business if it was to encounter severe liquidity problems or a significant erosion of capital below the minimum amounts required under applicable regulatory capital guidelines.  Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations or future prospects.

The enactment of the Dodd-Frank Act, and the adoption of the new Basel III capital rules that became effective on January 1, 2015, pose uncertainties for our business and are likely to increase the costs of doing business in the future.

The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, or the Dodd-Frank Act, has significantly changed the U.S. banking laws and regulations that apply to banks and other financial services organizations.  Those changes include, among others: (i) the establishment of new requirements and restrictions on derivative and investment activities by banking organizations; (ii) the repeal of the prohibition on the payment of interest on business checking deposits, (iii) the imposition of limitations on debit card interchange fees, (iv) the promulgation of enhanced financial institution safety and soundness regulations that are applicable to FDIC-insured banks and to their bank holding companies, (v) increases in FDIC deposit insurance coverage and in FDIC insurance premiums that FDIC insured depository institutions are required to pay into the FDIC Deposit Insurance Fund, and (vi) the establishment of new banking and financial services regulatory bodies, such as the Bureau of Consumer Financial Protection, or the BCFP.  The BCFP has been granted rulemaking authority over several federal consumer financial protection laws and, in some instances, has the authority to examine and supervise and enforce compliance by banks and other financial service organizations with these laws and regulations.  We expect that the Dodd-Frank Act and its implementing regulations will increase our costs of doing business as well for other banking institutions.  We also expect that the repeal of the prohibition on the payment by banks of interest on business checking deposits will result in increased “price” competition among banks for such deposits, which could increase the costs of funds to us (as well as to other banks) and result in a reduction in our net interest income and earnings in the future.

In July 2013, the FRB and the FDIC adopted final rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations based on capital guidelines adopted by the International Basel Committee on Banking Supervision (the “Basel Committee”).  The rules implement the Basel Committee’s December 2010 framework for strengthening international capital standards and also certain provisions of the Dodd-Frank Act.  The New Capital Rules became effective for FFI and FFB on January 1, 2015 (subject in the case of certain of those rules to phase-in periods).  The New Capital Rules have substantially revised and heightened the risk-based capital requirements applicable to U.S. banking organizations, including FFI and FFB, from the U.S. risk-based capital rules that were in effect prior to January 1, 2015 and instituted a new and more risk-sensitive approach for risk-weighting a banking organization’s assets which could have the practical effect of making it more difficult for banks and bank holding companies to meet the new risk-based capital requirements.  These new Capital Rules will increase the amount of capital which both FFI and FFB, as well as other banks and bank holding companies in the United States, will have to maintain and it is expected that the new rules will also increase the costs of capital for bank holding companies and banks in the United States.  See “BUSINESS‑‑Supervision and Regulation—First Foundation Bank—New Basel III Capital Requirements” above in this report for additional information regarding these new capital requirements.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2014, the fair value of our investment securities portfolio was $138.3 million.  Factors beyond our control can significantly influence and cause adverse changes to occur in the fair values of securities in that portfolio.  These factors include, but are not limited to, rating agency actions in respect of the securities, defaults by the issuers of the securities, concerns with respect to the enforceability of the payment or other key terms of the securities, changes in market interest rates and continued instability in the capital markets.  Any of these factors, as well as others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects.  In addition, the process for determining whether an impairment of a security is other-than-temporary usually requires complex, subjective judgments, which could subsequently prove to have been wrong,  regarding the future financial performance and liquidity of the issuer of the security, the fair value of any collateral underlying the security and whether and the extent to which the principal of and interest on the security will ultimately be paid in accordance with its payment terms.

Premiums for federal deposit insurance have increased and may increase even more.

The FDIC uses the Deposit Insurance Fund, or DIF, to cover insured deposits in the event of bank failures, and maintains that Fund by assessing insurance premiums on FDIC-insured banks and other FDIC-insured depository institutions.  As a result of (i) increases in bank failures during the three years ended December 31, 2010 which caused the DIF to fall below the minimum balance required by law, and (ii) an increase, mandated by the Dodd-Frank Act, in the minimum balance required to be maintained in the DIF, the FDIC has raised the insurance premiums assessed on FDIC-insured banks in order to rebuild the DIF.  Depending on the frequency and severity of bank failures in the future, the FDIC may further increase such premiums.  In addition, our FDIC insurance premiums will increase as and to the extent that our banking business grows.  Such increases in FDIC insurance premiums would increase our costs of doing business and, therefore, could adversely affect our results of operations and earnings in the future.

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

The occurrence of fraudulent activity, breaches of our information security, and cyber-security attacks could have a material adverse effect on our business, financial condition, results of operations or future prospects.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients and that may result in financial losses or increased costs to us or our clients, disclosure or misuse of confidential information belonging to us or personal or confidential information belonging to our clients, misappropriation of assets, litigation, or damage to our reputation. Fraudulent activity may take many forms, including check “kiting” or fraud, electronic fraud, wire fraud, “phishing” and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, denial or degradation of service attacks, and malware or other cyber-attacks. We have been seeing increases in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, including in the commercial banking sector, as cyber-criminals have been targeting commercial bank and brokerage accounts on an increasing basis. Moreover, in recent periods, several large corporations, including financial service organizations and retail companies, have suffered major data breaches, in some cases exposing not only their confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients or customers and their employees, and subjecting those corporations to potential fraudulent activity and their clients and customers to identity theft and fraudulent activity in their credit card and banking accounts.  Therefore, security breaches and cyber-attacks can cause significant increases in operating costs, including the costs of compensating clients and customers for any resulting losses they may incur and the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems.

Although we invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and we conduct periodic tests of our security systems and processes, there is no assurance that we will succeed in anticipating or adequately protecting against or preventing all security breaches and cyber-attacks from occurring due to a number of possible causes, many of which will be outside of our control, including the changing nature and increasing frequency of such attacks, the increasing sophistication of cyber-criminals, and possible weaknesses that go undetected in our data systems notwithstanding the testing we conduct of those systems.  If we are unable to detect or prevent a security breach or cyber-attack from occurring, then, we and our clients could incur losses or damages; and we could sustain damage to our reputation, lose clients and business, suffer disruptions to our business and incur increased operating costs, and be exposed to additional regulatory scrutiny or penalties and to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We rely on communications, information, operating and financial control systems technology and related services from third-party service providers and there can be no assurance that we will not suffer an interruption in those systems.

We rely heavily on third-party service providers for much of our communications, information, operating and financial control systems technology, including our internet banking services and data processing systems.  Any failure or interruption of, or security breaches in, these systems could result in failures or interruptions in our operations or in the client services we provide.  Additionally, interruptions in service and security breaches could damage our reputation, lead existing clients to terminate their business relationships with us, make it more difficult for us to attract new clients and subject us to additional regulatory scrutiny and possibly financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our ability to attract and retain clients and key employees could be adversely affected if our reputation is harmed.

The ability of FFB and FFA to attract and retain clients and key employees could be adversely affected if our reputation is harmed. Any actual or perceived failure to address various issues could cause reputational harm, including a failure to address any of the following types of issues:  legal and regulatory requirements; the proper maintenance or protection of the privacy of client and employee financial or other personal information; record keeping deficiencies or errors; money-laundering; potential conflicts of interest and ethical issues.  Moreover, any failure to appropriately address any issues of this nature could give rise to additional regulatory restrictions, and legal risks, which could lead to costly litigation or subject us to enforcement actions, fines, or penalties and cause us to incur related costs and expenses.  In addition, our banking, investment advisory and wealth management businesses are dependent on the integrity of our banking personnel and our investment advisory and wealth managers.  Lapses in integrity could cause reputational harm to our businesses that could lead to the loss of existing clients and make it more difficult for us to attract new clients and, therefore, could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may incur significant losses due to ineffective risk management processes and strategies.

We seek to monitor and control our risk exposures through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational and compliance systems, and internal control and management review processes.  However, those systems and review processes and the judgments that accompany their application may not be effective and, as a result, we may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes, particularly in the event of the kinds of dislocations in market conditions experienced over the last several years, which highlight the limitations inherent in using historical data to manage risk.  If those systems and review processes prove to be ineffective in identifying and managing risks, we could be subjected to increased regulatory scrutiny and regulatory restrictions could be imposed on our business, including on our growth, as a result of which our business and operating results could be adversely affected.

We are exposed to risk of environmental liabilities with respect to real properties that we may acquire.

From time to time, in the ordinary course of our business, we acquire, by or in lieu of foreclosure, real properties which collateralize nonperforming loans (often referred to as “Real Estate Owned” or “REO”). As an owner of such properties, we could become subject to environmental liabilities and incur substantial costs for any property damage, personal injury, investigation and clean-up that may be required due to any environmental contamination that may be found to exist at any of those properties, even if we did not engage in the activities that led to such contamination and those activities took place prior to our ownership of the properties. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties seeking damages for environmental contamination emanating from the site. If we were to become subject to significant environmental liabilities or costs, our business, financial condition, results of operations and prospects could be materially and adversely affected.

Our investment advisory and wealth management business may be negatively impacted by changes in economic and market conditions.

Our investment advisory and wealth management business may be negatively impacted by changes in general economic and market conditions because the performance of that business is directly affected by conditions in the financial and securities markets.  The performance of the financial markets and the businesses operating in the securities industry can be highly volatile within relatively short periods of time and is directly affected by, among other factors, domestic and foreign economic conditions and general trends in business and finance, and by the threat, as well as the occurrence, of global conflicts, all of which are beyond our ability to control.  We cannot assure you that broad market performance will be favorable in the future.  Declines or a lack of sustained growth in the financial markets may adversely affect the market value and performance of the investment securities that we manage, which could lead to reductions in our investment management and advisory fees and, therefore, may result in a decline in the performance of our investment advisory and wealth management business.  Additionally, if FFA’s performance were to decline, that could lead some of our clients to reduce their assets under management by us and make it more difficult for us to retain existing clients and attract new clients.  If any of these events or circumstances were to occur, the operating results of our investment advisory and wealth management business and, therefore, our earnings could be materially and adversely affected.

The investment management contracts we have with our clients are terminable without cause and on relatively short notice by our clients, which makes us vulnerable to short term declines in the performance of the securities under our management.

Like most investment advisory and wealth management businesses, the investment advisory contracts we have with our clients are typically terminable by the client without cause upon less than 30 days’ notice.  As a result, even short term declines in the performance of the securities we manage, which can result from factors outside our control, such as adverse changes in market or economic condition or the poor performance of some of the investments we have recommended to our clients, could lead some of our clients to move assets under our management to other asset classes such as broad index funds or treasury securities, or to investment advisors which have investment product offerings or investment strategies different than ours.  Therefore, our operating results are heavily dependent on the financial performance of our investment portfolios and the investment strategies we employ in our investment advisory businesses and even short-term declines in the performance of the investment portfolios we manage for our clients, whatever the cause, could result in a decline in assets under management and a corresponding decline in investment management fees, which would adversely affect our results of operations.

The market for investment managers is extremely competitive and the loss of a key investment manager to a competitor could adversely affect our investment advisory and wealth management business.

We believe that investment performance is one of the most important factors that affect the amount of assets under our management and, for that reason, the success of FFA’s business is heavily dependent on the quality and experience of our investment managers and their track records in terms of making investment decisions that result in attractive investment returns for our clients.  However, the market for such investment managers is extremely competitive and is increasingly characterized by frequent movement of investment managers among different firms.  In addition, our individual investment managers often have direct contact with particular clients, which can lead to a strong client relationship based on the client’s trust in that individual manager.  As a result, the loss of a key investment manager to a competitor could jeopardize our relationships with some of our clients and lead to the loss of client accounts, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

FFA’s business is highly regulated, and the regulators have the ability to limit or restrict, and impose fines or other sanctions on, FFA’s business.

FFA is registered as an investment adviser with the SEC under the Investment Advisers Act and its business is highly regulated. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including fiduciary, record keeping, operational and disclosure obligations.  Moreover, the Investment Advisers Act grants broad administrative powers to regulatory agencies such as the SEC to regulate investment advisory businesses. If the SEC or other government agencies believe that FFA has failed to comply with applicable laws or regulations, these agencies have the power to impose fines, suspensions of individual employees or other sanctions, which could include revocation of FFA’s registration under the Investment Advisers Act.  We are also subject to the provisions and regulations of ERISA to the extent that we act as a “fiduciary” under ERISA with respect to certain of our clients. ERISA and the applicable provisions of the federal tax laws, impose a number of duties on persons who are fiduciaries under ERISA and prohibit certain transactions involving the assets of each ERISA plan which is a client, as well as certain transactions by the fiduciaries (and certain other related parties) to such plans.  Additionally, like other investment advisory and wealth management companies, FFA also faces the risks of lawsuits by clients.  The outcome of regulatory proceedings and lawsuits is uncertain and difficult to predict.  An adverse resolution of any regulatory proceeding or lawsuit against FFA could result in substantial costs or reputational harm to FFA and, therefore, could have an adverse effect on the ability of FFA to retain key relationship and wealth managers, and to retain existing clients or attract new clients, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Changes in legal, regulatory, accounting, tax and compliance requirements also could adversely affect FFA’s operations and financial results, by, among other things, increasing its operating expenses and placing restrictions on the marketing of certain investment products.  Recently, the Obama Administration directed the U.S. Department of Labor to adopt new rules that would require some financial advisors to act as “fiduciaries” for their clients in connection with the management of 401-K retirement plan and IRA investments, which is a higher standard than currently applies to investment managers and brokers when managing investments in 401-K retirement plans and IRAs.  We cannot predict whether these new rules will be adopted and we do not have enough information at this time to determine whether these proposed new rules, if adopted, will apply to FFA or will have an impact on FFA’s business or operating results.  However, we expect that these rules, if adopted, would apply primarily to investment advisors and brokers who receive commissions from the issuers of investment securities that are purchased, based on the advice of such advisors or brokers, for the accounts of their clients.  FFA, by contrast, is compensated for its services primarily by investment advisory fees paid directly by its clients based on the market value of the investment securities that are managed by FFA for them and not by commissions paid by issuers of those investment securities.

We may be adversely affected by the soundness of certain securities brokerage firms.

FFA does not provide custodial services for its clients.  Instead, client investment accounts are maintained under custodial arrangements with large, well established securities brokerage firms, either directly or through arrangements made by FFA with those firms.  As a result, the performance of, or even rumors or questions about the integrity or performance of, any of those brokerage firms could adversely affect the confidence of FFA’s clients in the services provided by those firms or otherwise adversely impact their custodial holdings.  Such an occurrence could negatively impact the ability of FFA to retain existing or attract new clients and, as a result, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks related to Ownership of our Common Stock

We do not plan to pay dividends for at least the foreseeable future.  Additionally, our ability to pay dividends is subject to statutory, regulatory and other restrictions.

In order to support and fund the growth of our banking business, it is our policy to retain cash rather than pay dividends.  As a result, we have not paid any cash dividends since FFB commenced its banking operations in October 2007 and we have no plans to pay cash dividends at least for the foreseeable future.  Additionally, our ability to pay dividends to our shareholders is restricted by California and federal law and the policies and regulations of the Federal Reserve, which is our federal banking regulator.  Moreover, the agreement governing the $30.0 million term loan that we obtained from an unaffiliated bank lender, prohibits us from paying cash dividends to our shareholders without the lender’s prior written consent.  See the section of this report below, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Term Loan,” for additional information about this loan.

Our ability to pay dividends to shareholders is also dependent on the payment to us of cash dividends by FFA and FFB.  FFA and FFB are corporations that are separate and distinct from us and, as a result, they are subject to separate statutory or regulatory dividend restrictions that can affect their ability to pay cash dividends to us.  FFA’s ability to pay cash dividends to us is restricted under California corporate law.  FFB’s ability to pay dividends to us is limited by various banking statutes and regulations.  Moreover, based on their assessment of the financial condition of FFB or other factors, the FDIC or the California DBO could find that payment of cash dividends by FFB to us would constitute an unsafe or unsound banking practice, in which event they could restrict FFB from paying cash dividends, even if FFB meets the statutory requirements to do so.  See the section entitled “Dividend Policy and Restrictions on the Payment of Dividends” in Item 5 of this report below for additional information about our dividend policy and the dividend restrictions that apply to us and to FFB and FFA.

The Company’s shares have been limited and there is no assurance that a more active trading market for our shares will develop in the future.  As a result, shareholders may not be able to sell their shares of our common stock at attractive prices if and when they need or desire to do so.

On November 3, 2014, our common stock was listed and commenced trading on the NASDAQ Global Stock Market, under the ticker symbol “FFWM”.  However, the trading volume in our common stock has been limited.  For example, the average daily trading volume of our shares on NASDAQ during the month of February 2015 was approximately 12,410 shares.  There can be no assurance that a more active trading market for our shares will develop or can be sustained in the future.  If a more active trading market does not develop, or cannot be sustained, our shareholders may have difficulty selling their shares at attractive prices when they need or desire to do so.  Additionally, the lack of an active trading market for our shares may make it more difficult for us to sell shares in the future to raise additional capital and to offer our shares as consideration for acquisitions of other banks or investment management or other financial services businesses, without diluting our existing shareholders.

The market prices and trading volume of our common stock may be volatile.

Even if an active market develops for our common stock, the market prices of our common stock may be volatile and the trading volume may fluctuate and cause significant price variations to occur.  We cannot assure you that, if a market does develop for our common stock, the market prices of our common stock will not fluctuate or decline significantly in the future.  Some of the factors that could negatively affect the prices of ours shares or result in fluctuations in those prices or in trading volume of our common stock could include the following, many of which are outside of our control:

●	quarterly variations in our operating results or in the quality of our earnings or assets;
●	operating results that differ from the expectations of management, securities analysts and investors;
●	changes in expectations as to our future financial performance;
●	the operating and securities price performance of other companies that investors believe are comparable to us;
●	the implementation of our growth strategy and performance of acquired businesses that vary from the expectations of securities analysts and investors;
●	the enactment of new more costly government regulations that are applicable to our businesses or the imposition of regulatory restrictions on us;
●	our dividend policy and any changes that might occur to that policy in the future;
●	future sales of by us of our common stock or any other of our equity securities;
●	changes in global financial markets and global economies and general market conditions, such as changes in interest rates or fluctuations in stock, commodity or real estate valuations; and
●	announcements of strategic developments, material acquisitions and other material events in our business or in the businesses of our competitors.

Share ownership by our officers and directors and certain agreements may make it more difficult for third parties to acquire us or effectuate a change of control that might be viewed favorably by other shareholders.

As of February  27, 2015, our executive officers and directors owned, in the aggregate, approximately 34% of our outstanding shares.  As a result, if the officers and directors were to oppose a third party’s acquisition proposal for, or a change in control of, FFI, the officers and directors may have sufficient voting power to be able to block or at least delay such an acquisition or change in control from taking place, even if other shareholders would support such a sale or change of control.  In addition, a number of FFI’s officers have change of control agreements which could increase the costs and, therefore, lessen the attractiveness of an acquisition of FFI to a potential acquiring party.  For additional information regarding these change of control agreements, see the Item 11, entitled “Executive Compensation” below in this report.

Our corporate governance documents, and certain corporate and banking laws applicable to us, could make a takeover attempt, which may be beneficial to our shareholders, more difficult.

Our Board of Directors, or Board, has the power under our articles of incorporation to issue additional shares of common stock and create and authorize the sale of one or more series of preferred stock without having to obtain shareholder approval for such action.  As a result, our Board could authorize the issuance of shares of a series of preferred stock to implement a shareholders rights plan (often referred to as a “poison pill”) or could sell and issue preferred shares with special voting rights or conversion rights, which could deter or delay attempts by our shareholders to remove or replace management, and attempts of third parties either to engage in proxy contests or to acquire control of FFI.  In addition, our charter documents:

●	enable our Board to fill any vacancy on the Board, unless the vacancy was created by the removal of a director;
●	enable our Board to amend our bylaws without shareholder approval, subject to certain exceptions; and
●

require compliance with an advance notice procedure with regard to any business that is to be brought by a shareholder before an annual or special meeting of shareholders and with regard to the nomination by shareholders of candidates for election as directors.

Furthermore, federal and state banking laws and regulations applicable to us require anyone seeking to acquire more than 10% of our outstanding shares or otherwise effectuate a change of control of the Company or of FFB, to file an application with, and to receive approval from, the Federal Reserve and the FDIC to do so.  These laws and regulations may discourage potential acquisition proposals and could delay or prevent a change of control of the Company, including by means of a transaction in which our shareholders might receive a premium over the market price of our common stock.

We may sell additional shares of common stock in the future which could result in dilution to our shareholders.

A total of approximately 12 million authorized but unissued shares of our common stock are available for future sale and issuance by action of our board of directors alone.  Accordingly, if we were to sell additional shares in the future, our shareholders could suffer dilution in their investment in their shares of our common stock and in their percentage ownership of the Company.

We may elect under the JOBS Act to use an extended transition period for complying with new or revised accounting standards.

We are an “emerging growth company” under the Jumpstart our Business Startups Act of 2012, or the JOBS Act.  That Act allows us, as an emerging growth company, to take advantage of extended transition periods for the implementation of new or revised accounting standards.  As a result, we will not be required to comply with new or revised accounting standards (i) until those standards apply to private companies, even if that is later than the date or dates on which they become effective for public companies or (ii) if sooner, until we cease to be an “emerging growth company” as defined in the JOBS Act.  As a result, our financial statements may not be fully comparable to the financial statements of public companies that contain new or revised accounting standards not yet applicable to private companies, which could make our common stock less attractive to investors.

The reduced disclosures and relief from certain other significant disclosure requirements that are available to emerging growth companies may make our common stock less attractive to investors.

As an “emerging growth company” we are entitled to exemptions from certain reporting requirements that apply to public companies that are not emerging growth companies.  These exemptions include the following:

●

An exemption from the requirements of the Section 404 of the Sarbanes-Oxley Act of 2002, which requires public companies that are accelerated filers or large accelerated filers (within the meaning of the Securities Exchange Act) to obtain and include in their annual reports on Form 10-K an attestation report from their independent registered public accountants with respect to the effectiveness of their internal control over financial reporting;

●	less extensive disclosure obligations regarding executive compensation in our proxy statements or other periodic reports that we file with the SEC; and
●	exemptions from the requirements to have our shareholders vote, on an advisory and nonbinding basis, on executive compensation and on any golden parachute payments.

In addition, even if we choose voluntarily to comply with any of the requirements from which we are exempt, we may later rely on those exemptions to avail ourselves of the reduced reporting and disclosure requirements applicable to emerging growth companies.

We may remain an emerging growth company for the period ending in December 2018, although we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of that period, it is determined that we have become a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million).

Because we will be relying on one or more of these exemptions, investors and securities analysts may find it more difficult to evaluate our common stock, and some investors may find our common stock less attractive, and, as a result, there may be a less active trading market for our common stock than would be the case if we were not an emerging growth company, which could result in a reductions the trading volume and greater volatility in the prices of our common stock.

A failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock prices.

Although, as an emerging growth company, we are not required to obtain or include in our annual reports on Form 10-K an attestation report from their independent registered accountants with respect to the effectiveness of our internal control over financial reporting, like all other public companies, our Chief Executive Officer and our Chief Financial Officer are required, annually, to assess, and disclose their findings in our annual reports on Form 10-K with respect to, the effectiveness of our internal control over financial reporting in a manner that meets the requirements of Section 404(a) of the Sarbanes-Oxley Act.  The rules governing the standards that must be met for our Chief Executive and Chief Financial Officers to assess and report on the effectiveness of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation, which could significantly increase our operating expenses.  See Item 9A of this report below, entitled “Controls and Procedures” to review the attestation report of our Chief Executive Officer and Chief Financial Officer regarding the effectiveness of our internal control over financial reporting as of December 31, 2014.

Additionally, If we are unable to maintain the effectiveness of our internal control over financial reporting in the future, we may be unable to report our financial results accurately and on a timely basis.  In such an event, investors and clients may lose confidence in the accuracy and completeness of our financial statements, as a result of which our liquidity, access to capital markets, and perceptions of our creditworthiness could be adversely affected and the market prices of our common stock could decline.  In addition, we could become subject to investigations by NASDAQ, the SEC, or the Federal Reserve, or other regulatory authorities, which could require us to expend additional financial and management resources.  As a result, an inability to maintain the effectiveness of our internal control over financial reporting in the future could have a material adverse effect on our business, financial condition, results of operations and prospects.

Other Risks and Uncertainties.

Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and future prospects.

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

Market Information

Prior to November 3, 2014, there was no public trading market or ANY publicly available quotations for our common stock.  On November 3, 2014, our common stock became listed and commenced trading on the NASDAQ Global Stock Market under the trading symbol “FFWM”. The following table shows the high and low sales prices of our shares for the respective periods set forth below, as reported on the NASDAQ Global Stock Market:

Quarter Ended	High	Low
2014:
December 31 (November 3 to December 31)	$23.00	$17.50

The closing per share sales price of our common stock, as reported by NASDAQ, on March 12, 2015 was $18.30. As of the same date, a total of 7,878,597 shares of our common stock were issued and outstanding which were held of record by approximately 1,435 shareholders.

Dividend Policy and Restrictions on the Payment of Dividends

We have not previously paid cash dividends on our common stock. It is our current intention to invest our cash flow and earnings in the growth of our businesses and, therefore, we have no plans to pay cash dividends for the foreseeable future.

Additionally, our ability to pay dividends to our shareholders is subject to the restrictions set forth in the California General Corporation Law (the “CGCL”). The CGCL provides that a corporation may pay a dividend to its shareholders if the amount of the corporation’s retained earnings immediately prior to the dividend, equals or exceeds the amount of the proposed dividend plus, if the corporation has shares of preferred stock outstanding, the amount of the unpaid accumulated dividends on those preferred shares. The CGCL further provides that, in the event that sufficient retained earnings are not available for the proposed dividend, a corporation may nevertheless pay a dividend to its shareholders if, immediately after the dividend, the value of its assets would equal or exceed the sum of its total liabilities plus, if the corporation has shares of preferred stock outstanding, the amount of the unpaid accumulated dividends on those preferred shares. In addition, since we are a bank holding company subject to regulation by the Federal Reserve Board, it may become necessary for us to obtain the approval of the FRB before we can pay cash dividends to our shareholders. In addition, the loan agreement governing our $20.1 million term loan requires us to obtain the prior approval of the lender for the payment by us of any dividends to our shareholders.

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

Furthermore, the Loan Agreement governing the $30.0 million term loan that we obtained from NexBank SSB requires us to obtain its prior approval for the payment by us of any dividends to our shareholders. See Item 7, entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments and Overview” below in this report.

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

Equity Compensation Plans

Certain information with respect to our equity compensation plans, as of December 31, 2014, is set forth in Item 12, in Part III of this Report and is incorporated herein by this reference.

Recent Sales of Unregistered Securities

During 2013, we sold the following securities in transactions that were exempt from the registration requirements under the Securities Act of 1933, as amended (or Securities Act):

Sales of Common Stock:

●

In March 2013, we sold an aggregate of 38,734 shares of our common stock in a private offering to a total of 6 accredited investors at a price of $15.00 per share in cash, which generated gross proceeds to us of $0.6 million.

●

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

With the exception of the certain items included in the selected performance and capital ratios, the following selected consolidated financial information as of and for the years ended December 31, 2014, 2013, and 2012 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, and the selected consolidated financial information as of and for the years ended December 31, 2011 and 2010 have been derived from our audited consolidated financial statements not appearing in this Annual Report on Form 10-K.

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

	As of and for the Year Ended December 31,
(In thousands, except share and per share data)	2014	2013	2012(1)	2011	2010
Selected Income Statement Data:
Net interest income	$42,814	$35,674	$27,729	$20,141	$11,933
Provision for loan losses	235	2,395	2,065	2,297	1,700
Noninterest Income:
Asset management, consulting and other fees	21,798	18,240	15,326	13,211	11,267
Other(2)	2,951	1,584	1,294	4,489	380
Noninterest expense	52,507	43,622	34,476	26,446	22,409
Income before taxes	14,821	9,481	7,808	9,098	(529)
Net income	8,394	7,851	5,801	9,098	(529)
Share and Per Share Data:
Net income per share:
Basic	$1.08	$1.06	$0.88	$1.48	$(0.09)
Diluted	1.03	1.01	0.85	1.42	(0.09)
Shares used in computation:
Basic	7,737,036	7,424,210	6,603,533	6,164,283	5,881,852
Diluted	8,166,343	7,742,215	6,831,955	6,393,713	5,881,852
Tangible book value per share(3)	$12.66	$11.18	$9.94	$7.98	$6.41
Shares outstanding at end of period(4)	7,845,182	7,733,514	7,366,126	6,166,574	6,145,407
Selected Balance Sheet Data:
Cash and cash equivalents	$29,692	$56,954	$63,108	$10,098	$55,954
Loans, net of deferred fees	1,166,392	903,645	743,627	524,103	337,180
Allowance for loan and lease losses (“ALLL”)	(10,150)	(9,915)	(8,340)	(6,550)	(4,210)
Total assets	1,355,424	1,037,360	830,509	551,584	406,825
Noninterest-bearing deposits	246,137	217,782	131,827	66,383	42,803
Interest-bearing deposits	716,817	584,255	517,914	340,443	240,467
Borrowings(5)	282,886	141,603	100,000	91,000	80,000
Shareholders’ equity(4)	99,496	86,762	73,580	49,197	39,407
Selected Performance and Capital Ratios:
Return on average assets	0.71%	0.86%	0.80%	1.91%	(0.18)%
Return on average equity	9.10%	10.2%	9.9%	20.7%	(1.5)%
Net yield on interest-earning assets	3.70%	4.06%	4.20%	4.43%	4.29%
Efficiency ratio(6)	76.0%	78.6%	77.7%	77.4%	86.9%
Noninterest income as a % of total revenues	36.6%	35.7%	37.5%	46.8%	49.4%
Tangible common equity to tangible assets(3)	7.33%	8.34%	8.82%	8.92%	9.69%
Tier 1 leverage ratio	7.32%	8.67%	9.19%	8.92%	8.04%
Tier 1 risk-based capital ratio	11.01%	13.04%	13.60%	13.54%	12.18%
Total risk-based capital ratio	12.26%	14.30%	14.85%	14.80%	13.43%
Other Information:
Assets under management (end of period)	$3,221,674	$2,594,961	$2,229,116	$1,827,436	$1,558,650
NPAs to total assets	0.11%	0.32%	0.17%	0.00%	0.00%
Charge-offs to average loans	0.00%	0.10%	0.04%	0.05%	0.00%
Ratio of ALLL to loans(7)	0.87%	1.16%	1.25%	1.25%	1.25%
Number of wealth management offices	7	7	6	4	2

(1)	Includes the results of operations of DCB for the period from the date of its acquisition on August 15, 2012 to December 31, 2012.

(2)	Amounts include $1.0 million and $3.7 million of gains on sale of REO in 2014 and 2011, respectively.
(3)

Tangible common equity, (also referred to as tangible book value) and tangible assets, are equal to common equity and assets, respectively, less $0.2 million of intangible assets as of December 31, 2014, and less $0.3 million of intangible assets as of December 31, 2013 and December 31, 2012.

(4)

As a result of private offerings, we sold and issued shares of our common stock, (i) in 2013, 318,987 shares at a price of $18.00 per share, and 38,734 shares at a price of $15.00 per share; (ii) in 2012, 374,438 shares at a price of $15.00 per share; and (iii) in 2010, 586,572 shares at a price of $15.00 per share. As a result of our acquisition of DCB, in 2012 we issued to the former DCB shareholders a total of 815,447 shares of our common stock, valued at $15.00 per share, in exchange for all of the outstanding shares of DCB, and in 2014, we issued 23,580 shares, valued at $15.00 per share, to the former DCB shareholders as part of a contingent payout. In 2014, we issued 84,866 shares as a result of the exercise of stock options at an average exercise price of $11.19 per share.

(5)	Borrowings consist primarily of overnight and short-term advances obtained by FFB from the Federal Home Loan Bank.
(6)

The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.  The efficiency ratio excludes (i) gains on sale of REO of $1.0 million and $3.7 million in 2014 and 2011, respectively; (ii) in 2014, $1.0 million of costs related to a cancelled initial public offering and $1.0 million of contingent payout expense related to the acquisition of DCB; and (iii) in 2010, a $1.9 million provision for REO losses.

(7)

This ratio excludes loans acquired in our acquisition of DCB, as generally accepted accounting principles in the United States, or GAAP, requires estimated credit losses for acquired loans to be recorded as discounts to those loans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the year ended December 31, 2014, as compared to our results of operation in the year ended December 31, 2013; in our results of operations in the year ended December 31, 2013, as compared to our results of operations in the year ended December 31, 2012, and our financial condition at December 31, 2014 as compared to our financial condition at December 31, 2013.  This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Some of the factors that could cause results to differ materially from expectations are discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” contained elsewhere in this Annual Report on Form 10-K.

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

Recent Developments and Overview

On November 25, 2014, the Company and the Bank entered into an merger agreement with Pacific Rim Bank, or Pacific Rim, which provides for a merger pursuant to which (i) Pacific Rim will be merged with and into the Bank, which will be the surviving bank in the merger (ii) the Bank will succeed to all of Pacific Rim’s assets and liabilities, and the separate existence of Pacific Rim will cease, and (iii) each share of Pacific Rim common stock (other than any dissenting shares) will be converted into a right to receive 0.395 of a share of FFI common stock. Based on the number of Pacific Rim shares that were outstanding as of December 31, 2014, it is expected that in the merger FFI will issue a total of 650,012 shares of its common stock to the former Pacific Rim shareholders.  Pacific Rim’s headquarters office and banking office are located in Honolulu, Hawaii. As of December 31, 2014, Pacific Rim Bank reported total assets and tangible capital of approximately $126.4 million and $9.7 million, respectively. Consummation of the transaction is subject to the satisfaction of certain conditions, including the approval of federal and state banking regulators, the California DBO, and Pacific Rim’s shareholders. The merger is expected to be consummated in the second quarter of 2015.  However, there is no assurance that the required approvals from the bank regulatory agencies and Pacific Rim’s shareholders will be obtained. The foregoing summary of the terms of the merger agreement is not intended to be complete and is qualified in its entirety by reference to that agreement, which was attached as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on December 1, 2014.

In the second quarter of 2013, we entered into a secured loan agreement with an unaffiliated lender to borrow $7.5 million for a term of five years. In the first quarter of 2014, we entered into an amendment to this loan agreement  pursuant to which we obtained an additional $15.0 million of borrowings. This amendment did not alter any of the terms of the loan agreement or the loan, other than to increase the principal amount and to correspondingly increase the amount of the monthly installments of principal and interest payable on the loan. In the first quarter of 2015, we entered into a second amendment to this loan agreement pursuant to which, we obtained an additional $10.3 million of borrowings, bringing the outstanding balance of this loan to $30.0 million as of February 28, 2015. This second amendment also reduced the interest rate on this loan to 3.75% over ninety day LIBOR from 4.00% over ninety day LIBOR, extended the maturity date of this loan to May 1, 2022 and made corresponding changes to the amount of the principal payments required to be made by us on this loan. This loan, as amended, is payable by us in 96 monthly installments of principal, each in the amount of $0.25 million, plus accrued and unpaid interest, commencing on April 1, 2015 and continuing to and including April 1, 2022, with a final installment in the amount of $8.75 million, plus all remaining accrued but unpaid interest, due and payable on May 1, 2022. We have the right, however, to prepay the principal amount of the Term Loan, at any time in whole or from time to time in part, without our having to pay any premium or penalty.  We are required to meet certain financial covenants during the term of the loan. As security for our repayment of the loan, we pledged all of the common stock of FFB to the lender. See “Financial Condition—Term Loan” below for additional information regarding this loan.

We have continued to grow both our Banking and Wealth Management operations. Comparing 2014 to 2013, we have increased our revenues (net interest income and noninterest income) by 22%. This growth in revenues is the result of the growth in Banking’s total interest-earning assets and the growth in Wealth Management’s assets under management (or “AUM”). During 2014, total loans and total deposits in Banking increased 29% and 20%, respectively, while the AUM in Wealth Management increased by $627 million or 24% and totaled $3.2 billion as of December 31, 2014. The growth in AUM includes the addition of $663 million of new accounts and $125 million of gains realized in client accounts during 2014.

The results of operations for Banking and Wealth Management reflect the benefits of this growth. Income before taxes for Banking increased $6.0 million from $12.7 million in 2013 to $18.7 million in 2014. Income before taxes for Wealth Management increased $2.1 million from a loss before taxes of $0.7 million in 2013 to income before taxes of $1.4 million in 2014.  On a consolidated basis, our earnings before taxes increased $5.3 million from $9.5 million in 2013 to $14.8 million in 2014. During the second quarter of 2014, we expensed $1.0 million of costs related to an initial public offering (“IPO”) that we cancelled. If that IPO had been completed, rather than cancelled, these costs would have been netted against the gross proceeds of the offering and not recorded as an expense.

Results of Operations

Years Ended December 31, 2014 and 2013.

Our net income for 2014 was $8.4 million, as compared to $7.9 million for 2013. The proportional increase in net income was less than the proportional increase in income before taxes because of an increase in our effective tax rate from 17% in 2013 to 43% in 2014. In 2013, the valuation allowance for deferred taxes was reduced by $2.4 million and certain credits under California tax laws were eliminated at the beginning of 2014 resulting in a higher effective tax rate in 2014.

The primary sources of revenue for Banking are net interest income, fees from its deposits, trust and insurance services, certain loan fees, and, beginning in the second half of 2014, fees charged for consulting and administrative services. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of AUM and, up through the first half of 2014, fees charged for consulting and administrative services. Compensation and benefit costs, which represent the largest component of noninterest expense accounted for 61% and 77%, respectively, of the total noninterest expense for Banking and Wealth Management in 2014.

The following tables show key operating results for each of our business segments for the years ended December 31:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2014:
Interest income	$47,398	$—	$—	$47,398
Interest expense	3,844	—	740	4,584
Net interest income	43,554	—	(740)	42,814
Provision for loan losses	235	—	—	235
Noninterest income	5,866	19,422	(539)	24,749
Noninterest expense	30,509	17,979	4,019	52,507
Income (loss) before taxes on income	$18,676	$1,443	$(5,298)	$14,821
2013:
Interest income	$39,181	$—	$—	$39,181
Interest expense	3,288	—	219	3,507
Net interest income	35,893	—	(219)	35,674
Provision for loan losses	2,395	—	—	2,395
Noninterest income	3,514	16,715	(405)	19,824
Noninterest expense	24,302	17,400	1,920	43,622
Income (loss) before taxes on income	$12,710	$(685)	$(2,544)	$9,481

General. Income before taxes was $14.8 million in 2014 as compared to $9.5 million in 2013. This increase was due to increases in income before taxes for Banking and Wealth Management of $6.0 million and $2.1 million, respectively, which were partially offset by a $2.8 million increase in corporate interest and noninterest expenses. The $6.0 million increase in income before taxes for Banking in 2014 as compared to 2013 was due to higher net interest income, higher noninterest income and a lower provision for loan losses, which were partially offset by higher noninterest expenses. For Wealth Management, a $0.7 million loss before taxes in 2013 improved to income before taxes of $1.4 million in 2014 due to higher noninterest income which was partially offset by higher noninterest expenses.

The increase in corporate interest and noninterest expenses in 2014 as compared to 2013 was primarily due to a $0.5 million increase in interest costs related to the higher balance of the term loan, the expensing of $1.0 million in IPO costs, $0.3 million of increased allocations of executive compensation related to the time spent on the IPO by management employees of the Bank and $0.3 million of costs related to the implementation of a new firm-wide client relationship management system.

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

	2014			2013
(dollars in thousands)	Average Balances	Interest	Average Yield /Rate	Average Balances	Interest	Average Yield /Rate
Interest-earning assets:
Loans	$1,016,374	$44,140	4.34%	$803,808	$37,918	4.69%
Securities	105,755	2,545	2.41%	37,325	864	2.31%
FHLB stock, fed funds and deposits	33,749	713	2.11%	37,918	399	1.05%
Total interest-earning assets	1,155,878	47,398	4.10%	879,051	39,181	4.43%
Noninterest-earning assets:
Nonperforming assets	3,581			2,778
Other	16,116			18,875
Total assets	$1,175,575			$900,704
Interest-bearing liabilities:
Demand deposits	$245,969	1,248	0.51%	$165,736	856	0.52%
Money market and savings	148,541	841	0.57%	99,826	434	0.44%
Certificates of deposit	262,070	1,497	0.57%	279,470	1,876	0.67%
Total interest-bearing deposits	656,580	3,586	0.55%	545,032	3,167	0.58%
Borrowings	192,768	998	0.52%	84,409	340	0.40%
Total interest-bearing liabilities	849,348	4,584	0.54%	629,441	3,507	0.56%
Noninterest-bearing liabilities:
Demand deposits	226,367			186,760
Other liabilities	8,484			7,813
Total liabilities	1,084,199			824,014
Stockholders’ equity	91,376			76,690
Total liabilities and equity	$1,175,575			$900,704
Net Interest Income		$42,814			$35,674
Net Interest Rate Spread			3.56%			3.87%
Net Yield on Interest-earning Assets			3.70%			4.04%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes between 2014 as compared to 2013.

	Increase (Decrease) due to		Net Increase (Decrease)
(dollars in thousands)	Volume	Rate
Interest earned on:
Loans	$9,178	$(2,956)	$6,222
Securities	1,646	35	1,681
FHLB stock, fed funds and deposits	(48)	362	314
Total interest-earning assets	10,776	(2,559)	8,217
Interest paid on:
Demand deposits	408	(17)	391
Money market and savings	252	155	407
Certificates of deposit	(111)	(268)	(379)
Borrowings	538	120	658
Total interest-bearing liabilities	1,087	(10)	1,077
Net interest income	$9,689	$(2,549)	$7,140

Net interest income increased 21% from $34.8 million in 2013, to $42.3 million in 2014 because of a 31% increase in interest-earning assets, which was partially offset by a decrease in our net interest rate spread. The decrease in the net interest rate spread from 3.87% for 2013 to 3.56% for 2014 was due to a decrease in yield on total interest earning assets which was partially offset by a decrease in rates paid on interest bearing liabilities. The yield on interest earning assets decreased from 4.43% to 4.10% due to an increase in the proportion of lower yielding securities to total interest earning assets and a decrease in the yield on loans. The decrease in yield on loans was due to prepayments of higher yielding loans and the addition of loans at current market rates which are lower than the current yield on our loan portfolio. The rate on interest bearing liabilities decreased as a decrease in the rate on interest bearing deposits was partially offset by an increase in the rate on borrowings. The decrease in rates paid on deposits was due to lower market rates while the increase in the rates paid on borrowings was primarily due to the higher proportion of borrowings being from the term loan which bears interest at ninety day Libor plus 4.0% per annum as compared to the FHLB weighted average borrowing rate of 0.15% during 2014. We realized $1.3 million and $1.1 million on the net recovery of mark to mark adjustments related to payoffs of acquired loans in 2014 and 2013, respectively.

Provision for loan losses. The provision for loan losses represents our determination of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of our provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. The provision for loan losses was $0.2 million for 2014 and $2.4 million for 2013. The lower provision for loan losses in 2014 as compared to 2013 reflects reductions in estimated loss assumptions and the lower amount of chargeoffs. We did not recognize any chargeoffs in the 2014, as compared to $0.8 million of chargeoffs recognized in 2013.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale or REO and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the years ended December 31:

(dollars in thousands)	2014	2013
Trust fees	$2,153	$1,785
Consulting fees	576	—
Deposit charges	397	366
Gain on sale of REO	1,038	—
Prepayment fees	903	846
Other	799	517
Total noninterest income	$5,866	$3,514

The $2.4 million increase in noninterest income for Banking in 2014 as compared to 2013 was due primarily to the $1.0 million gain on sale of REO, $0.6 million of consulting fees, a $0.4 million increase in trust fees and a $0.2 million increase in insurance commissions. In June of 2014, the foundation and family consulting activities were transferred from Wealth Management to Banking and, as a result, the related revenues are now recognized under Banking. The increase in trust fees is due to a 22% increase in trust AUM during 2014 and the increase in insurance commissions reflects a higher level of large dollar cases closed in 2014 as compared to 2013

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides a breakdown of noninterest income for Wealth Management for the years ended December 31:

(dollars in thousands)	2014	2013
Asset management fees	$18,904	$15,560
Consulting and administration fees	533	1,164
Other	(15)	(9)
Total noninterest income	$19,422	$16,715

The $2.7 million increase in noninterest income in Wealth Management in 2014 as compared to 2013 was primarily due to increases in asset management fees of 21% which was partially offset by a decrease in consulting and administration fees. The increases in asset management fees were primarily due to a 22% increase in the AUM balances used for computing the asset management fees in 2014, as compared to AUM balances used for computing the asset management fees in 2013.  In June of 2014, the foundation and family consulting activities were transferred from Wealth Management to Banking and, as a result, the related revenues are now recognized under Banking.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the years ended December 31:

	Banking		Wealth Management
(dollars in thousands)	2014	2013	2014	2013
Compensation and benefits	$18,694	$14,971	$13,760	$13,176
Occupancy and depreciation	5,366	4,568	1,818	1,922
Professional services and marketing	2,420	1,752	1,645	1,536
Other expenses	4,029	3,011	756	766
Total noninterest expense	$30,509	$24,302	$17,979	$17,400

The $6.2 million increase in noninterest expense in Banking in 2014 as compared to 2013 was due primarily to increases in staffing and costs associated with the Bank’s higher balances of loans and deposits and our continuing expansion and a $1.0 million provision related to contingent consideration to be paid to the former shareholders of DCB. Compensation and benefits for Banking increased $3.7 million during 2014 as compared to 2013 as the number of FTE in Banking increased to 144.5 during 2014 from 123.1 during 2013 and the Bank recorded $0.5 million of severance costs. The $0.8 million increase in occupancy and depreciation costs for Banking in 2014 as compared to 2013 was due to an office opening and the expansion into additional space at the administrative office in the second quarter of 2013. The $0.7 million increase in professional services and marketing was due primarily to higher legal costs related to ongoing litigation matters and increased management fees related to the increased trust AUM. The $1.0 million increase in other expenses in 2014 as compared to 2013 was primarily due to the $1.0 million provision related to contingent consideration to be paid to the former shareholders of DCB.

Noninterest expenses in Wealth Management increased $0.6 million in 2014 as compared to 2013 primarily due to increases in compensation and benefits. The increase in compensation and benefits reflects increased incentive compensation incurred as a result of the increase in AUM.

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

Income before taxes was $9.5 million in 2013 as compared to $7.8 million in 2012. The following is a comparison of our income before taxes between 2013 and 2012. The following tables show key operating results for each of our business segments for the years ended December 31:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2013:
Interest income	$39,181	$—	$—	$39,181
Interest expense	3,288	—	219	3,507
Net interest income	35,893	—	(219)	35,674
Provision for loan losses	2,395	—	—	2,395
Noninterest income	3,514	16,715	(405)	19,824
Noninterest expense	24,302	17,400	1,920	43,622
Income (loss) before taxes on income	$12,710	$(685)	$(2,544)	$9,481
2012:
Interest income	$30,874	$—	$—	$30,874
Interest expense	3,145	—	—	3,145
Net interest income	27,729	—	—	27,729
Provision for loan losses	2,065	—	—	2,065
Noninterest income	2,599	14,250	(229)	16,620
Noninterest expense	18,280	14,896	1,300	34,476
Income (loss) before taxes on income	$9,983	$(646)	$(1,529)	$7,808

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

General: As a result of an increase in income before taxes for Banking, which was partially offset by an increase in corporate expenses, consolidated income before taxes increased $1.7 million in 2013 as compared to 2012. Income before taxes in Banking was $2.7 million higher in 2013 as compared to 2012 as higher net interest income and higher noninterest income was partially offset by a higher noninterest expenses. The loss before taxes for Wealth Management for 2013 was comparable to the loss for 2012 as increases in noninterest income were offset by increases in noninterest expenses. Our operating losses in Wealth Management are due in part to our continued investment in new relationship managers which are a key component in growing our revenues. Typically, it takes up to three years to realize enough revenues to cover the costs associated with hiring and retaining a new relationship manager. Corporate expenses were $1.0 million higher in 2013 as compared to 2012 due to increased sales and marketing activities, increased allocations of compensation costs from FFB and interest costs on the term loan.

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

	2013			2012
(dollars in thousands)	Average Balances	Interest	Average Yield /Rate	Average Balances	Interest	Average Yield /Rate
Interest-earning assets:
Loans	$803,808	$37,918	4.69%	$626,866	$30,552	4.87%
Securities	37,325	864	2.31%	16,047	193	1.20%
FHLB stock, fed funds and deposits	37,918	399	1.05%	17,346	129	0.75%
Total interest-earning assets	879,051	39,181	4.43%	660,259	30,874	4.68%
Noninterest-earning assets:
Nonperforming assets	2,778			1,232
Other	18,875			12,631
Total assets	$900,704			$674,122
Interest-bearing liabilities:
Demand deposits	$165,736	856	0.52%	$43,776	251	0.58%
Money market and savings	99,826	434	0.44%	92,404	516	0.56%
Certificates of deposit	279,470	1,877	0.67%	283,677	2,151	0.76%
Total interest-bearing deposits	545,032	3,167	0.58%	419,857	2,918	0.70%
Borrowings	84,409	340	0.40%	99,257	227	0.23%
Total interest-bearing liabilities	629,441	3,507	0.56%	519,114	3,145	0.61%
Noninterest-bearing liabilities:
Demand deposits	186,760			92,641
Other liabilities	7,813			4,970
Total liabilities	824,014			616,725
Stockholders’ equity	76,690			57,397
Total liabilities and equity	$900,704			$674,122
Net Interest Income		$35,674			$27,729
Net Interest Rate Spread			3.87%			4.07%
Net Yield on Interest-earning Assets			4.04%			4.20%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes between 2013 as compared to corresponding period in 2012.

	Increase (Decrease) due to		Net Increase (Decrease)
(dollars in thousands)	Volume	Rate
Interest earned on:
Loans	$8,373	$(1,007)	$7,366
Securities	396	275	671
FHLB stock, fed funds and deposits	201	69	270
Total interest-earning assets	8,970	(663)	8,307
Interest paid on:
Demand deposits	634	(29)	605
Money market and savings	39	(121)	(82)
Certificates of deposit	(32)	(242)	(274)
Borrowings	(38)	151	113
Total interest-bearing liabilities	603	(241)	362
Net interest income	$8,367	$(422)	$7,945

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

Provision for loan losses: The provision for loan losses represents our determination of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of our provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. The provision for loan losses was $2.4 million for 2013 and $2.1 million for 2012. The increase in the provision for loan losses in 2013 as compared to 2012 was the result of higher loan balances and a $0.5 million increase in charge-offs which were partially offset by reductions in estimated loss assumptions.

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

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other, at December 31:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
2014:
Cash and cash equivalents	$29,585	$3,750	$(3,643)	$29,692
Securities AFS	138,270	—	—	138,270
Loans, net	1,156,021	221	—	1,156,242
Premises and equipment	1,539	548	100	2,187
FHLB Stock	12,361	—	—	12,361
Deferred taxes	9,196	601	(49)	9,748
REO	334	—	—	334
Other assets	4,827	500	1,263	6,590
Total assets	$1,352,133	$5,620	$(2,329)	$1,355,424
Deposits	$972,319	$—	$(9,365)	$962,954
Borrowings	263,000	—	19,886	282,886
Intercompany balances	1,287	73	(1,360)	—
Other liabilities	6,352	2,486	1,250	10,088
Shareholders’ equity	109,175	3,061	(12,740)	99,496
Total liabilities and equity	$1,352,133	$5,620	$(2,329)	$1,355,424
2013:
Cash and cash equivalents	$56,795	$2,134	$(1,975)	$56,954
Securities AFS	59,111	—	—	59,111
Loans, net	893,364	366	—	893,730
Premises and equipment	2,286	863	100	3,249
FHLB Stock	6,721	—	—	6,721
Deferred taxes	11,426	865	(239)	12,052
REO	375	—	—	375
Other assets	3,840	717	611	5,168
Total assets	$1,033,918	$4,945	$(1,503)	$1,037,360
Deposits	$809,306	$—	$(7,269)	$802,037
Borrowings	134,000	—	7,063	141,063
Intercompany balances	857	248	(1,105)	—
Other liabilities	4,018	2,590	890	7,498
Shareholders’ equity	85,737	2,107	(1,082)	86,762
Total liabilities and equity	$1,033,918	$4,945	$(1,503)	$1,037,360
2012:
Cash and cash equivalents	$62,965	$1,895	$(1,752)	$63,108
Securities AFS	5,813	—	—	5,813
Loans, net	734,778	509	—	735,287
Premises and equipment	1,661	657	66	2,384
FHLB Stock	8,500	—	—	8,500
Deferred taxes	8,734	981	340	10,055
REO	650	—	—	650
Other assets	3,509	638	565	4,712
Total assets	$826,610	$4,680	$(781)	$830,509
Deposits	$653,671	$—	$(3,930)	$649,741
Borrowings	100,000	—	—	100,000
Intercompany balances	1,451	205	(1,656)	—
Other liabilities	3,302	2,168	1,718	7,188
Shareholders’ equity	68,186	2,307	3,087	73,580
Total liabilities and equity	$826,610	$4,680	$(781)	$830,509

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During 2014, total assets for the Company and the Bank increased by $318 million. For the Bank, during 2014, loans increased by $263 million, deposits increased by $163 million, cash and cash equivalents decreased by $27 million, securities AFS increased by $79 million and FHLB advances increased by $129 million. Borrowings at FFI increased by $13 million during 2014. During 2013, total assets for the Company and FFB increased by $207 million. For FFB, during 2013, loans and deposits increased $160 million and $156 million, respectively, cash and cash equivalents decreased by $6 million, securities AFS increased by $53 million and FHLB advances increased by $34 million. Borrowings at FFI increased by $7 million during 2013.

Cash and cash equivalents, certificates of deposit and securities: Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, decreased by $27 million during 2014. Changes in cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings. As the Company has increased its securities portfolio for liquidity purposes, it has been able to reduce the amount of cash held on its balance sheet.

Securities available for sale: The following table provides a summary of the Company’s AFS securities portfolio at December 31:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
(dollars in thousands)		Gains	Losses
2014:
US Treasury security	$300	$—	$—	$300
FNMA and FHLB Agency notes	10,496	—	(219)	10,277
Agency mortgage-backed securities	125,944	1,881	(132)	127,693
Total	$136,740	$1,881	$(351)	$138,270
2013:
US Treasury Securities	$300	$—	$—	$300
FNMA and FHLB Agency notes	10,496	—	(716)	9,780
Agency mortgage-backed securities	50,983	30	(1,982)	49,031
Total	$61,779	$30	$(2,698)	$59,111
2012:
US Treasury Securities	$300	$—	$—	$300
FHLB Agency note	5,513	—	—	5,513
Agency mortgage-backed securities	—	—	—	—
Total	$5,813	$—	$—	$5,813

The US Treasury Securities are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations.

The $79 million increase in AFS Securities reflected our actions to increase our on-balance sheet sources of liquidity.

The scheduled maturities of securities AFS, other than agency mortgage backed securities, and the related weighted average yield is as follows as of December 31, 2014:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$—	$300	$—	$—	$300
FNMA and FHLB Agency notes	—	—	10,496	—	10,496
Total	$—	$300	$10,496	$—	$10,796
Weighted average yield	0.00%	0.45%	1.78%	0.00%	1.74%
Estimated Fair Value:
US Treasury securities	$—	$300	$—	$—	$300
FNMA and FHLB Agency notes	—	—	10,277	—	10,277
Total	$—	$300	$10,277	$—	$10,577

Agency mortgage backed securities are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities as of December 31, 2014 was 2.48%.

Loans. The following table sets forth our loans, by loan category, as of December 31:

(dollars in thousands)	2014	2013	2012	2011	2010
Recorded investment balance:
Loans secured by real estate:
Residential properties:
Multifamily	$481,491	$405,984	$367,412	$320,053	$196,059
Single family	360,644	227,096	155,864	85,226	44,281
Total real estate loans secured by residential properties	842,135	633,080	523,276	405,279	240,340
Commercial properties	205,320	154,982	132,217	75,542	57,633
Land	4,309	3,794	7,575	—	—
Total real estate loans	1,051,764	791,856	663,068	480,821	297,973
Commercial and industrial loans	93,537	93,255	67,920	35,377	30,696
Consumer loans	21,125	18,484	12,585	8,012	8,582
Total loans	1,166,426	903,595	743,573	542,210	337,251
Premiums, discounts and deferred fees and expenses	(34)	50	54	(107)	(71)
Total	$1,166,392	$903,645	$743,627	$524,103	$337,180

The $263 million increase in loans during 2014 was the result of loan originations and funding of existing credit commitments of $504 million, offset by $241 million of payoffs and scheduled principal payments. The $160 million increase in loans during 2013 was the result of loan originations and funding of existing credit commitments of $353 million, offset by $193 million of payoffs and scheduled principal payments.

The scheduled maturities, as of December 31, 2014, of the performing loans categorized as land loans and as commercial and industrial loans, are as follows:

	Scheduled Maturity			Loans With a Scheduled Maturity After One Year
(dollars in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Loans With Fixed Rates	Loan With Adjustable Rates
Land loans	$653	$—	$1,426	$645	$781
Commercial and industrial loans	$55,301	$20,826	$17,067	$29,768	$8,125

Deposits: The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of December 31:

	2014		2013		2012
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$246,137	—	$217,782	—	$131,827
Interest-bearing	291,509	0.502%	217,129	0.504%	103,085	0.558%
Money market and savings	171,958	0.626%	121,260	0.499%	91,278	0.488%
Certificates of deposits	253,350	0.619%	245,866	0.606%	323,551	0.732%
Total	$962,954	0.427%	$802,037	0.398%	$649,741	0.522%

The $163 million and $152 million increases in deposits during 2014 and 2013, respectively, reflects the organic growth of our Banking operations.

During 2014, deposit market rates, which were declining in prior years, have been stable. As a result, the weighted average rate of interest-bearing deposits, which had decreased from 0.65% at December 31, 2012 to 0.55% at December 31, 2013, increased slightly to 0.57%, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits, which decreased from 0.52% at December 31, 2012, to 0.40% at December 31, 2013, increased to 0.43% at December 31, 2014. As the company continues to grow, it has emphasized its money market products and has offered increased rates on promotional products to attract new deposit clients.

The maturities of our certificates of deposit of $100,000 or more were as follows as of December 31, 2014:

(dollars in thousands)
3 months or less	$83,833
Over 3 months through 6 months	70,338
Over 6 months through 12 months	57,507
Over 12 months	28,385
Total	$240,063

FFB utilizes a third party program called CDARs which allows FFB to transfer funds of its clients in excess of the FDIC insurance limit (currently $250,000) to other institutions in exchange for an equal amount of funds from clients of these other institutions. This has allowed FFB to provide FDIC insurance coverage to its clients. As of December 31, 2014 FFB held $76.6 million of CDARs deposits. Under certain regulatory guidelines, these deposits are considered brokered deposits. As of December 31, 2014, FFB did not have any other brokered certificates of deposit.

Borrowings: At December 31, 2014, our borrowings consisted of $263 million of overnight FHLB advances at FFB and a $20 million term loan at FFI. At December 31, 2013, our borrowings consisted of $134 million of overnight FHLB advances at FFB and a $7 million term loan at FFI. These FHLB advances were paid in full in the early parts of January 2015 and January 2014, respectively. Because FFB utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The weighted average interest rate on these overnight borrowings was 0.15% for both 2014 and 2013. The average balance of overnight borrowings was $175 million during 2014, as compared to $79 million during 2013. The maximum amount of short-term FHLB advances outstanding at any month-end during 2014, and 2013, was $263 million, and $134 million, respectively.

Term Loan. In the second quarter of 2013, we entered into a secured loan agreement with an unaffiliated lender to borrow $7.5 million for a term of five years. In the first quarter of 2014, we entered into an amendment to this loan agreement pursuant to which we obtained an additional $15.0 million of borrowings. This amendment did not alter any of the terms of the loan agreement or the loan, other than to increase the principal amount and to correspondingly increase the amount of the monthly installments of principal and interest payable on the loan. In the first quarter of 2015, we entered into a second amendment to this loan agreement pursuant to which, we obtained an additional $10.3 million of borrowings, bringing the outstanding balance of this loan to $30.0 million as of February 28, 2015.  This second amendment also reduced the interest rate on this loan to 3.75% over ninety day LIBOR from 4.00% over ninety day LIBOR, extended the maturity date of this loan to May 1, 2022 and made corresponding changes to the amount of the principal payments required to be made by us on this loan. This loan, as amended, is payable by us in 96 monthly installments of principal, each in the amount of $0.25 million, plus accrued and unpaid interest, commencing on April 1, 2015 and continuing to and including April 1, 2022, with a final installment in the amount of $8.75 million, plus all remaining accrued but unpaid interest, due and payable on May 1, 2022. We have the right, however, to prepay the principal amount of the Term Loan, at any time in whole or from time to time in part, without our having to pay any premium or penalty.  We have pledged all of the common stock of FFB to the lender as security for the performance of our payment and other obligations under the loan agreement. The loan agreement obligates us to meet certain financial covenants, including the following:

●	a Tier 1 capital (leverage) ratio at FFB of at least 5.0% at the end of each calendar quarter;
●	a total risk-based capital ratio at FFB of not less than 10.0% at the end of each calendar quarter;
●	a ratio at FFB of nonperforming assets to net tangible capital, as adjusted, plus our ALLL, of not more than 40.0% at the end of each calendar quarter;
●	a ratio at FFB of classified assets to tier 1 capital, plus our ALLL, of no more than 50.0% at the end of each calendar quarter;
●	a consolidated fixed charge coverage ratio of not less than 1.50 to 1.0, measured quarterly for the immediately preceding 12 months; and
●	minimum liquidity at all times of not less than $1.0 million.

As of December 31, 2014, we were in compliance with all of those financial covenants and we expect to be in compliance for the foreseeable future.

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

	Past Due and Still Accruing				Total Past Due and Nonaccrual	Current	Total
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual
2014:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$842,135	$842,135
Commercial properties	—	805	200	596	1,601	203,719	205,320
Land	—	—	651	—	651	3,658	4,309
Commercial and industrial loans	2,092	289	700	342	3,423	90,114	93,537
Consumer loans	—	—	637	163	800	20,325	21,125
Total	$2,092	$1,094	$2,188	$1,101	$6,475	$1,159,951	$1,166,426
Percentage of total loans	0.18%	0.09%	0.19%	0.09%	0.56%
2013:
Real estate loans:
Residential properties	$—	$—	$—	$1,820	$1,820	$631,260	$633,080
Commercial properties	—	—	417	598	1,015	153,967	154,982
Land	—	—	1,480	—	1,480	2,314	3,794
Commercial and industrial loans	—	2,744	1,315	344	4,403	88,852	93,255
Consumer loans	—	—	—	132	132	18,352	18,484
Total	$—	$2,744	$3,212	$2,894	$8,850	$894,745	$903,595
Percentage of total loans	0.00%	0.30%	0.36%	0.32%	0.98%
2012:
Real estate loans:
Residential properties	$—	$—	$—	$146	$146	$523,130	$523,276
Commercial properties	2,012	—	—	—	2,012	130,205	132,217
Land	—	—	3,169	524	3,693	3,882	7,575
Commercial and industrial loans	1,188	1,113	11	97	2,409	65,511	67,920
Consumer loans	—	147	—	—	147	12,438	12,585
Total	$3,200	$1,260	$3,180	$767	$8,407	$735,166	$743,573
Percentage of total loans	0.43%	0.17%	0.43%	0.10%	1.13%

As of December 31, 2011, the Company had $0.5 million of loans 30 to 59 days past due which represented 0.10% of total loans outstanding.  The Company did not have any loans over 60 days past due as of December 31, 2011.  The Company did not have any loans over 30 days past due as of December 31, 2010.

The Company did not have any loans classified as nonaccrual as of December 31, 2011 and December 31, 2010.

The level of delinquent loans and nonaccrual loans have been adversely impacted by the loans acquired in an acquisition. As of December 31, 2014, of the $3.3 million in loans over 90 days past due, including loans on nonaccrual, $1.8 million, or 54% were loans acquired in an acquisition. As of December 31, 2014, the Company had two loans with a balance of $0.5 million classified as troubled debt restructurings (“TDR”) and as of December 31, 2013, the Company had one loan with a balance of $0.1 million classified as a TDR, all of which are included as nonaccrual in the table above.

The following is a breakdown of our loan portfolio by the risk category of loans at December 31:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
2014:
Real estate loans:
Residential properties	$841,538	$554	$—	$43	$842,135
Commercial properties	198,112	1,266	200	5,742	205,320
Land	4,309	—	—	—	4,309
Commercial and industrial loans	81,067	5,276	1,559	5,635	93,537
Consumer loans	20,962	—	47	116	21,125
Total	$1,145,988	$7,096	$1,806	$11,536	$1,166,426
2013:
Real estate loans:
Residential properties	$630,832	$—	$—	$2,248	$633,080
Commercial properties	150,053	—	4,108	821	154,982
Land	2,314	—	1,480	—	3,794
Commercial and industrial loans	88,166	43	2,047	2,999	93,255
Consumer loans	18,309	—	175	—	18,484
Total	$889,674	$43	$7,810	$6,068	$903,595
2012:
Real estate loans:
Residential properties	$519,288	$—	$1,731	$2,257	$523,276
Commercial properties	127,803	—	4,414	—	132,217
Land	3,818	—	3,214	543	7,575
Commercial and industrial loans	62,000	889	2,295	2,736	67,920
Consumer loans	12,387	127	71	—	12,585
Total	$725,296	$1,016	$11,725	$5,536	$743,573
2011:
Real estate loans:
Residential properties	$402,630	$291	$—	$2,358	$405,279
Commercial properties	75,542	—	—	—	75,542
Commercial and industrial loans	31,627	3,750	—	—	35,377
Consumer loans	7,860	152	—	—	8,012
Total	$517,659	$4,193	$—	$2,358	$524,210
2010:
Real estate loans:
Residential properties	$240,340	$—	$—	$—	$240,340
Commercial properties	57,633	—	—	—	57,633
Commercial and industrial loans	26,743	3,721	—	232	30,696
Consumer loans	8,403	179	—	—	8,582
Total	$333,119	$3,900	$—	$232	$337,251

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

In 2012, we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows at December 31:

(dollars in thousands)	2014	2013
Outstanding principal balance:
Loans secured by real estate:
Commercial properties	$206	$5,543
Land	—	2,331
Total real estate loans	206	7,874
Commercial and industrial loans	2002	2,489
Consumer loans	249	260
Total loans	2,457	10,623
Unaccreted discount on purchased credit impaired loans	(651)	(2,945)
Total	$1,806	$7,678

Allowance for Loan Losses. The following table summarizes the activity in our ALLL for the year ended December 31:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
2014:
Real estate loans:
Residential properties	$6,157	$429	$—	$—	$6,586
Commercial properties / land	1,440	86	—	—	1,526
Commercial and industrial loans	2,149	(252)	—	—	1,897
Consumer loans	169	(28)	—	—	141
Total	$9,915	$235	$—	$—	$10,150
2013:
Real estate loans:
Residential properties	$4,355	$1,802	$—	$—	$6,157
Commercial properties / land	936	561	(57)	—	1,440
Commercial and industrial loans	2,841	71	(763)	—	2,149
Consumer loans	208	(39)	—	—	169
Total	$8,340	$2,395	$(820)	$—	$9,915
2012:
Real estate loans:
Residential properties	$3,984	$646	$(275)	$—	$4,355
Commercial properties / land	1,218	(282)	—	—	936
Commercial and industrial loans	1,104	1,737	—	—	2,841
Consumer loans	244	(36)	—	—	208
Total	$6,550	$2,065	$(275)	$—	$8,340
2011:
Real estate loans:
Residential properties	$2,185	$1,524	$—	$275	$3,984
Commercial properties	900	318	—	—	1,218
Commercial and industrial loans	955	381	(232)	—	1,104
Consumer loans	170	74	—	—	244
Total	$4,210	$2,297	$(232)	$275	$6,550
2010:
Real estate loans:
Residential properties	$1,379	$806	$—	$—	$2,185
Commercial properties	333	567	—	—	900
Commercial and industrial loans	413	542	—	—	955
Consumer loans	385	(215)	—	—	170
Total	$2,510	$1,700	$—	$—	$4,210

Excluding the loans acquired in an Acquisition and any related allocated ALLL, our ALLL as a percentage of total loans was 0.87% and 1.16% as of December 31, 2014, and December 31, 2013, respectively.

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

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method at December 31:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit Component Other Loans
	Evaluated for Impairment		Purchased Impaired	Total
	Individually	Collectively
2014:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,586	$—	$6,586	$26
Commercial properties	26	1,500	—	1,526	193
Land	—	—	—	—	4
Commercial and industrial loans	686	1,211	—	1,897	45
Consumer loans	—	141	—	141	—
Total	$712	$9,438	$—	$10,150	$268
Loans:
Real estate loans:
Residential properties	$43	$842,092	$—	$842,135	$2,861
Commercial properties	5,742	199,378	200	205,320	21,126
Land	—	4,309	—	4,309	1,099
Commercial and industrial loans	5,635	86,343	1,559	93,537	5,893
Consumer loans	116	20,962	47	21,125	8
Total	$11,536	$1,153,084	$1,806	$1,166,426	$30,987
2013:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,157	$—	$6,157	$36
Commercial properties	190	1,250	—	1,440	290
Land	—	—	—	—	26
Commercial and industrial loans	925	1,224	—	2,149	126
Consumer loans	—	169	—	169	11
Total	$1,115	$8,800	$—	$9,915	$489
Loans:
Real estate loans:
Residential properties	$2,248	$630,832	$—	$633,080	$3,449
Commercial properties	821	150,053	4,108	154,982	23,968
Land	—	2,314	1,480	3,794	1,939
Commercial and industrial loans	2,999	88,209	2,047	93,255	10,354
Consumer loans	—	18,441	43	18,484	160
Total	$6,068	$889,849	$7,678	$903,595	$39,870

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit Component Other Loans
	Evaluated for Impairment		Purchased Impaired	Total
	Individually	Collectively
2012:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$4,355	$—	$4,355	$62
Commercial properties	—	936	—	936	617
Land	—	—	—	—	129
Commercial and industrial loans	1,536	1,305	—	2,841	302
Consumer loans	—	208	—	208	19
Total	$1,536	$6,804	$—	$8,340	$1,129
Loans:
Real estate loans:
Residential properties	$2,257	$519,288	$1,731	$523,276	$5,121
Commercial properties	—	128,035	4,182	132,217	39,862
Land	543	3,818	3,214	7,575	4,521
Commercial and industrial loans	2,736	62,989	2,195	67,920	16,512
Consumer loans	—	12,514	71	12,585	324
Total	$5,536	$726,644	$11,393	$743,573	$66,340
2011:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$3,984	$—	$3,984	$—
Commercial properties	—	1,218	—	1,218	—
Commercial and industrial loans	—	1,104	—	1,104	—
Consumer loans	—	244	—	244	—
Total	$—	$6,550	$—	$6,550	$—
Loans:
Real estate loans:
Residential properties	$2,358	$402,921	$—	$405,279	$—
Commercial properties	—	75,542	—	75,542	—
Commercial and industrial loans	—	35,377	—	35,377	—
Consumer loans	—	8,012	—	8,012	—
Total	$2,358	$521,852	$—	$524,210	$—
2010:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$2,185	$—	$2,185	$—
Commercial properties	—	900	—	900	—
Commercial and industrial loans	232	723	—	955	—
Consumer loans	—	170	—	170	—
Total	$232	$3,978	$—	$4,210	$—
Loans:
Real estate loans:
Residential properties	$—	$240,340	$—	$240,340	$—
Commercial properties	—	57,633	—	57,633	—
Commercial and industrial loans	232	30,464	—	30,696	—
Consumer loans	—	8,582	—	8,582	—
Total	$232	$337,019	$—	$337,251	$—

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in the DCB acquisition, and the stated principal balance of the related loans. The discount is equal to 0.86% and 1.23% of the stated principal balance of these loans as of December 31, 2014 and 2013, respectively. In addition to this unaccreted credit component discount, an additional $0.3 million and $0.2 million of the ALLL was provided for these loans as of December 31, 2014 and 2013, respectively.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of shares by FFI. The remaining balances of the Company’s lines of credit available to draw down totaled $289 million at December 31, 2014.

Cash Flows Provided by Operating Activities. During the year ended December 31, 2014 operating activities provided net cash of $9.4 million, comprised primarily of our net income of $8.4 million. In 2013, operating activities provided net cash of $8.0 million, comprised primarily of our net income of $7.9 million.

Cash Flows Used in Investing Activities. During the year ended December 31, 2014, investing activities used net cash of $340.3 million, primarily to fund a $262.3 million net increase in loans and a $83.5 million net increase in securities AFS. In 2013, investing activities used net cash of $213.8 million, primarily to fund a $157.6 million net increase in loans and a $62.7 million net increase in securities AFS.

Cash Flow Provided by Financing Activities. During the year ended December 31, 2014, financing activities provided net cash of $303.7 million, consisting primarily of a net increase of $160.9 million in deposits and a net increase of $141.8 million in borrowings. In 2013, financing activities provided net cash of $199.7 million, consisting primarily of a net increase of $152.3 million in deposits, a net increase of $41.1 million in borrowings and $6.3 million received from the sale of shares in a private offering.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At December 31, 2014 and December 31, 2013, the loan-to-deposit ratios at FFB were 118.9%, and 110.4%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of December 31, 2014:

(dollars in thousands)
Commitments to fund new loans	$18,217
Commitments to fund under existing loans, lines of credit	106,060
Commitments under standby letters of credit	4,223

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of December 31, 2014, FFB was obligated on $68.5 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $56.0 million of deposits from the State of California.

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

Gap Analysis. Under this analysis, rate sensitivity is measured by the extent to which our interest-earning assets and interest-bearing liabilities reprice or mature at different times. Rate sensitivity gaps in which the repricing of interest-earning assets exceed the repricing of interest-bearing liabilities tend to produce an expanded net yield on interest-earning assets in rising interest rate environments and a reduced net yield on interest-earning assets in declining interest rate environments. Conversely, when the repricing of interest-bearing liabilities exceed the repricing of interest-earning assets, the net yield on interest-earning assets generally declines in rising interest rate environments and increases in declining interest rate environments. The following table sets forth the interest-earning assets and interest-bearing liabilities on the basis of when they reprice or mature as of December 31, 2014:

(dollars in thousands)	Less than 1 year	From 1 to 3 Years	From 3 to 5 Years	Over 5 Years	Total
Interest-earnings assets:
Cash equivalents	$24,049	$—	$—	$—	$24,049
Securities, FHLB stock	30,857	30,094	23,180	65,160	149,291
Loans	166,598	211,590	456,168	331,328	1,165,684
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	(291,509)	—	—	—	(291,509)
Money market and savings	(171,958)	—	—	—	(171,958)
Certificates of deposit	(223,948)	(29,402)	—	—	(253,350)
Borrowings	(282,886)	—	—	—	(282,886)
Net: Current Period	$(748,797)	$212,282	$479,348	$396,488	$339,321
Net: Cumulative	$(748,797)	$(536,515)	$(57,167)	$339,321

The cumulative positive total of $339 million reflects the funding provided by noninterest-bearing deposits and equity. Because we had a $749 million net negative position at December 31, 2014 for the repricing period of less than one year, the result of this analysis indicate that we would be adversely impacted by a short term increase in interest rates and would benefit from a short term decrease in interest rates.

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

Net Interest Income Simulations (or NII). Under this analysis, we use a simulation model to measure and evaluate potential changes in our net interest income resulting from changes in interest rates. This model measures the impact of instantaneous shocks of 100, 200, 300 and 400 basis points on our net interest income over a 12 month forecast period. The computed changes to our net interest income between hypothetical rising and declining rate scenarios for the twelve month period beginning December 31, 2014 are as follows:

Assumed Instantaneous Change in Interest Rates	Estimated Increase (Decrease) in Net Interest Income
+ 100 basis points	(7.37)%
+ 200 basis points	(13.95)%
+ 300 basis points	(20.81)%
+ 400 basis points	(27.15)%
- 100 basis points	1.09%
- 200 basis points	0.94%

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

Economic Value of Equity Calculations (or EVE). The EVE measures the sensitivity of our market value equity to simultaneous changes in interest rates. EVE is derived by subtracting the economic value of FFB’s liabilities from the economic value of its assets, assuming current and hypothetical interest rate environments. EVE is based on all of the future cash flows expected to be generated by the FFB’s current balance sheet, discounted to derive the economic value of FFB’s assets & liabilities. These cash flows may change depending on the assumed interest rate environment and the resulting changes in other assumptions, such as prepayment speeds. The computed changes to our economic value of equity between hypothetical rising and declining rate scenarios as of December 31, 2014 are as follows:

Assumed Simultaneous Change in Interest Rates	Estimated Increase (Decrease) in Economic Value of Equity
+ 100 basis points	(0.02)%
+ 200 basis points	(4.46)%
+ 300 basis points	(3.34)%
+ 400 basis points	(2.49)%
- 100 basis points	(12.16)%
- 200 basis points	(18.13)%

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2014
Tier 1 leverage ratio	$95,582	7.32%	$52,200	4.00%
Tier 1 risk-based capital ratio	95,582	11.02%	34,700	4.00%
Total risk-based capital ratio	106,132	12.23%	69,399	8.00%
December 31, 2013
Tier 1 leverage ratio	$85,268	8.67%	$39,321	4.00%
Tier 1 risk-based capital ratio	85,268	13.04%	26,150	4.00%
Total risk-based capital ratio	93,465	14.30%	52,300	8.00%
December 31, 2012
Tier 1 leverage ratio	$72,909	9.19%	$31,730	4.00%
Tier 1 risk-based capital ratio	72,909	13.60%	21,446	4.00%
Total risk-based capital ratio	79,636	14.85%	42,891	8.00%
FFB
December 31, 2014
Tier 1 leverage ratio	$105,261	8.09%	$52,036	4.00%	$65,045	5.00%
Tier 1 risk-based capital ratio	105,261	12.18%	34,572	4.00%	51,858	6.00%
Total risk-based capital ratio	115,811	13,40%	69,144	8.00%	86,340	10.00%
December 31, 2013
Tier 1 (core) capital ratio	$84,243	8.61%	$39,115	4.00%	$48,894	5.00%
Tier 1 risk-based capital ratio	84,243	12.95%	26,017	4.00%	39,025	6.00%
Total risk-based capital ratio	92,399	14.21%	52,034	8.00%	65,042	10.00%
December 31, 2012
Tier 1 (core) capital ratio	$67,515	8.56%	$31,563	4.00%	$39,454	5.00%
Tier 1 risk-based capital ratio	67,515	12.68%	21,292	4.00%	31,939	6.00%
Total risk-based capital ratio	74,194	13,94%	42,585	8.00%	53,231	10.00%

As of each of the dates set forth in the above table, the Company (on a consolidated basis) exceeded the minimum required capital ratios applicable to it and FFB (on a stand-alone basis) qualified as a well-capitalized depository institution under the capital adequacy guidelines described above.

As of December 31, 2014, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $40.2 million for the Tier 1 Leverage Ratio, $53.4 million for the Tier 1 risk-based capital ratio and $29.5 million for the Total risk-based capital ratio.

During the years ended December 31, 2014 and 2013, FFI made capital contributions to FFB of $10.5 million and $8.5 million, respectively. As of December 31, 2014, FFI had $10.0 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

In July 2013, the Federal Reserve Board and the FDIC adopted new capital adequacy rules and established a new comprehensive capital framework for U.S. banking organizations (the “New Capital Rules”).  Those new Rules are based on rules promulgated by the International Basel Committee on Banking Supervision (the “Basel Committee”) and also are designed to meet certain requirements of the Dodd-Frank Act.  The New Capital Rules (sometimes referred to as the “Basel III Rules”) substantially revise the risk-based capital requirements applicable to U.S. banking organizations, including the Company and the Bank, from the U.S. risk-based capital rules that were in effect prior to January 1, 2015, redefined the components of capital and addressed other issues affecting the capital ratios applicable to banking organizations.  The New Capital Rules also replace the existing approach used in risk-weighting of a banking organization’s assets with a more risk-sensitive approach.  The New Capital Rules became effective for the Company and FFB on January 1, 2015 (subject, in the case of certain of those Rules, to phase-in periods).  Among other things, the New Capital Rules will require bank holding companies and FDIC-insured banks, including FFI and the Bank, to maintain greater amounts of capital, which we expect will increase the costs of capital for bank holding companies and FDIC-insured banks.  For additional information regarding these New Capital Rules, see “BUSINESS—Supervision and Regulation  New Basel III Capital Rules” above in Item I of this report.

We did not pay dividends in 2014 or 2013 and we have no plans to pay dividends at least for the foreseeable future. Instead, it is our intention to retain internally generated cash flow to support our growth. Moreover, the payment of dividends is subject to certain regulatory restrictions, which are discussed in ITEM 1 – “Business—Supervision and Regulation—Dividends.” included elsewhere in this Annual Report on Form 10-K. In addition, the agreement governing the term loan obtained by FFI in April 2012 provides that we must obtain the prior consent of the lender to pay dividends to our shareholders.

We had no material commitments for capital expenditures as of December 31, 2014. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, including by opening additional wealth management offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns, although we do not have any immediate plans, arrangements or understandings relating to any material acquisition. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations. See ITEM 1A – “RISK FACTORS. We may sell additional shares of common stock in the future which could result in dilution to our shareholders” for information regarding the impact that future sales of our common stock may have on the share ownership of our existing shareholders.

Item 8.	Financial Statements and Supplementary Data

FIRST FOUNDATION INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First Foundation Inc. and Subsidiaries

Irvine, California

We have audited the accompanying consolidated balance sheets of First Foundation Inc. and Subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three year period ended December 31, 2014.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Foundation Inc. and Subsidiaries as of December 31, 2014 and 2013 and the results of their operations and their cash flows for each of the years in the three year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Foundation Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 16, 2015, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Laguna Hills, California

March 16, 2015

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$29,692	$56,954
Securities available-for-sale (“AFS”)	138,270	59,111

Loans, net of deferred fees	1,166,392	903,645
Allowance for loan and lease losses (“ALLL”)	(10,150)	(9,915)
Net loans	1,156,242	893,730

Premises and equipment, net	2,187	3,249
Investment in FHLB stock	12,361	6,721
Deferred taxes	9,748	12,052
Real estate owned (“REO”)	334	375
Other assets	6,590	5,168
Total Assets	$1,355,424	$1,037,360

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$962,954	$802,037
Borrowings	282,886	141,063
Accounts payable and other liabilities	10,088	7,498
Total Liabilities	1,255,928	950,598
Commitments and contingencies	—	—
Shareholders’ Equity
Common Stock, par value $.001: 20,000,000 shares authorized; 7,845,182 and 7,733,514 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	8	8
Additional paid-in-capital	78,204	76,334
Retained earnings	20,384	11,990
Accumulated other comprehensive income (loss), net of tax	900	(1,570)
Total Shareholders’ Equity	99,496	86,762
Total Liabilities and Shareholders’ Equity	$1,355,424	$1,037,360

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2014	2013	2012
Interest income:
Loans	$44,140	$37,918	$30,552
Securities	2,545	864	193
FHLB stock, fed funds sold and interest-bearing deposits	713	399	129
Total interest income	47,398	39,181	30,874
Interest expense:
Deposits	3,586	3,167	2,918
Borrowings	998	340	227
Total interest expense	4,584	3,507	3,145
Net interest income	42,814	35,674	27,729
Provision for loan losses	235	2,395	2,065
Net interest income after provision for loan losses	42,579	33,279	25,664
Noninterest income:
Asset management, consulting and other fees	21,798	18,240	15,326
Other income	2,951	1,584	1,294
Total noninterest income	24,749	19,824	16,620
Noninterest expense:
Compensation and benefits	33,550	28,760	23,267
Occupancy and depreciation	7,325	6,556	5,068
Professional services and marketing costs	5,995	4,003	2,720
Other expenses	5,637	4,303	3,421
Total noninterest expense	52,507	43,622	34,476
Income before taxes on income	14,821	9,481	7,808
Taxes on income	6,427	1,630	2,007
Net income	$8,394	$7,851	$5,801
Net income per share:
Basic	$1.08	$1.06	$0.88
Diluted	$1.03	$1.01	$0.85
Shares used in computation:
Basic	7,737,036	7,424,210	6,603,533
Diluted	8,166,343	7,742,215	6,831,955

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2014	2013	2012
Net income	$8,394	$7,851	$5,801
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	4,198	(2,668)	14
Other comprehensive income (loss) before tax	4,198	(2,668)	14
Income tax (expense) benefit related to items of other comprehensive income	(1,728)	1,098	—
Other comprehensive income (loss)	2,470	(1,570)	14
Total comprehensive income	$10,864	$6,281	$5,815

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount

Balance: December 31, 2011	6,166,574	$6	$50,867	$(1,662)	$(14)	$49,197
Net income	—	—	—	5,801	—	5,801
Other comprehensive income	—	—	—	—	14	14
Issuance of restricted stock	9,667	—	—	—	—	—
Issuance of common stock:
Under merger agreement	815,447	1	12,230	—	—	12,231
Capital raise	374,438	—	5,617	—	—	5,617
Stock-based compensation	—	—	720	—	—	720
Balance: December 31, 2012	7,366,126	7	69,434	4,139	—	73,580
Net income	—	—	—	7,851	—	7,851
Other comprehensive loss	—	—	—	—	(1,570)	(1,570)
Issuance of restricted stock	9,667	—	—	—	—	—
Issuance of common stock	357,721	1	6,321	—	—	6,322
Stock-based compensation	—	—	579	—	—	579
Balance: December 31, 2013	7,733,514	8	76,334	11,990	(1,570)	86,762
Net income	—	—	—	8,394	—	8,394
Other comprehensive income	—	—	—	—	2,470	2,470
Issuance of restricted stock	3,222	—	—	—	—	—
Issuance of common stock:
Exercise of options	84,866	—	949	—	—	949
Payout of contingent consideration	23,580	—	354	—	—	354
Stock-based compensation	—	—	451	—	—	451
Tax windfall from exercise of stock options	—	—	116	—	—	116
Balance: December 31, 2014	7,845,182	$8	$78,204	$20,384	$900	$99,496

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$8,394	$7,851	$5,801
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	235	2,395	2,065
Depreciation and amortization	1,231	1,040	591
Stock–based compensation expense	451	579	720
Deferred tax expense (benefit)	576	(1,267)	(2,051)
Amortization of discounts (premiums) on purchased loans - net	(2,310)	(3,219)	—
Gain on sale of REO	(1,038)	—	—
Provision for REO losses	—	250	—
Increase in other assets	(1,244)	(366)	(1,078)
Increase in accounts payable and other liabilities	3,060	703	2,378
Net cash provided by operating activities	9,355	7,966	8,426
Cash Flows from Investing Activities:
Net increase in loans	(262,271)	(157,619)	(129,899)
Purchases of AFS securities	(83,527)	(62,664)	(19,100)
Maturities of AFS securities	8,388	6,608	32,486
Proceeds from sale of REO	4,198	—	—
Purchase of note on REO property	(1,285)	—	—
Cash from acquisition	—	—	34,891
Sale (purchase) of FHLB stock, net	(5,640)	1,779	(3,029)
Purchase of premises and equipment	(169)	(1,905)	(1,370)
Net cash used in investing activities	(340,306)	(213,801)	(86,021)
Cash Flows from Financing Activities:
Increase in deposits	160,917	152,296	115,988
Net increase in FHLB advances	129,000	34,000	9,000
Term note - borrowings	15,000	7,500	—
Term note - payments	(2,177)	(437)	—
Proceeds from the sale of stock, net	949	6,322	5,617
Net cash provided by financing activities	303,689	199,681	130,605
Increase (decrease) in cash and cash equivalents	(27,262)	(6,154)	53,010
Cash and cash equivalents at beginning of year	56,954	63,108	10,098
Cash and cash equivalents at end of year	$29,692	$56,954	$63,108
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,585	$3,506	$3,032
Income taxes	$5,394	$3,490	$2,475
Noncash transactions:
Chargeoffs against allowance for loans losses	$—	$820	$275
Transfer from loans to REO	$1,834	$—	$225

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2014 and 2013

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

First Foundation Inc. (“FFI”) is a financial services holding company whose operations are conducted through its wholly owned subsidiaries: First Foundation Advisors (“FFA”) and First Foundation Bank (“FFB” or the “Bank”), and First Foundation Insurance Services (“FFIS”), a wholly owned subsidiary of FFB (collectively the “Company”). FFI also has two inactive wholly owned subsidiaries, First Foundation Consulting (“FFC”) and First Foundation Advisors, LLC (“FFA LLC”). In addition, FFA has set up a limited liability company, which is not included in these consolidated financial statements, as a private investment fund to provide an investment vehicle for its clients. The corporate headquarters for all of the companies is located in Irvine, California. The Company has wealth management offices in California in Newport Beach, Palm Desert, Pasadena, El Centro, West Los Angeles and San Diego and in Las Vegas, Nevada.

FFA, established in 1985 and incorporated in the State of California, began operating in 1990 as a fee based registered investment advisor. FFA provides (i) investment management and financial planning services for high net-worth individuals, retirement plans, charitable institutions and private foundations; (ii) provides financial, investment and economic advisory and related services to high net-worth individuals and their families, family-owned businesses, and other related organizations; and (iii) provides support services involving the processing and transmission of financial and economic data for charitable organizations. At the end of 2014, these services were provided to approximately 1,300 clients, primarily located in Southern California, with an aggregate of $3.2 billion of assets under management.

The Bank commenced operations in 2007 and currently operates primarily in Southern California and in Nevada. The Bank offers a wide range of deposit instruments including personal and business checking and savings accounts, including interest-bearing negotiable order of withdrawal (“NOW”) accounts, money market accounts, and time certificates of deposit (“CD”) accounts. As a lender, the Bank originates, and retains for its portfolio, loans secured by real estate and commercial loans. Over 90% of the Bank’s loans are to clients located in California. The Bank also offers a wide range of specialized services including trust services, on-line banking, remote deposit capture, merchant credit card services, ATM cards, Visa debit cards, business sweep accounts, and through FFIS, insurance brokerage services. The Bank has a state non-member bank charter and it is subject to continued examination by the California Department of Business Oversight and Federal Deposit Insurance Corporation.

At December 31, 2014, the Company employed 207.5 full-time equivalent employees.

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

Reclassifications

Certain amounts in the 2013 consolidated financial statements have been reclassified to conform to the 2014 presentation.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, certificates of deposits with maturities of less than ninety days, investment securities with original maturities of less than ninety days, money market mutual funds and Federal funds sold. At times, the Bank maintains cash at major financial institutions in excess of Federal Deposit Insurance Corporation (“FDIC”) insured limits. However, as the Bank places these deposits with major well-capitalized financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to be minimal. The Bank maintains most of its excess cash at the Federal Reserve Bank, with well-capitalized correspondent banks or with other depository institutions at amounts less than the FDIC insured limits. At December 31, 2014, included in cash and cash equivalents were $20.7 million in funds held at the Federal Reserve Bank.

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank was in compliance with its reserve requirements as of December 31, 2014.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

Purchased Credit Impaired Loans

The Company may purchase individual loans and groups of loans which have shown evidence of credit deterioration and are considered credit impaired. Purchased credit impaired loans are recorded at the amount paid and there is no carryover of the seller’s allowance for loan losses.

Purchased credit impaired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination. The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid is recorded as interest income over the remaining life of the loan or pool (accretable yield).  The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan or pool, expected cash flows continue to be estimated.  If the present value of expected cash flows is less than the carrying amount, a loss is recorded by an increase in the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

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

Years Ended December 31, 2014 and 2013

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization, which is charged to expense on a straight-line basis over the estimated useful lives of 3 to 10 years. Premises under leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvements, whichever is shorter. Expenditures for major renewals and betterments of premises and equipment are capitalized and those for maintenance and repairs are charged to expense as incurred. A valuation allowance is established for any impaired long-lived assets. The Company did not have impaired long-lived assets as of December 31, 2014 or 2013.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (“FHLB”), the Bank is required to purchase FHLB stock in accordance with its advances, securities and deposit agreement. This stock, which is carried at cost, may be redeemed at par value. However, there are substantial restrictions regarding redemption and the Bank can only receive a full redemption in connection with the Bank surrendering its FHLB membership. At December 31, 2014, the Bank held $12.4 million of FHLB stock. The Company does not believe that this stock is currently impaired and no adjustments to its carrying value have been recorded.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

Other Intangible Assets

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions and are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

Earnings Per Share (“EPS”)

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock, which are determined using the treasury stock method, and stock to be issued as contingent consideration related to an acquisition that occurred in 2012.

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

New Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40).” The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company’s consolidated financial statements.

In January 2014, the FASB issued ASU No. 2014-04, “Receivables – Troubled Debt Restructurings by Creditors (Subtopic 310-40): Reclassification of Residential Real Estate Collateralized Consumer Mortgage Loans upon Foreclosure.” The objective of this guidance is to clarify when an in substance repossession or foreclosure occurs, that is, when a creditor should be considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan such that the loan receivable should be derecognized and the real estate property recognized. ASU No. 2014-04 states that an in substance repossession or foreclosure occurs, and a creditor is considered to have received physical possession of residential real estate property collateralizing a consumer mortgage loan, upon either (1) the creditor obtaining legal title to the residential real estate property upon completion of a foreclosure or (2) the borrower conveying all interest in the residential real estate property to the creditor to satisfy that loan through completion of a deed in lieu of foreclosure or through a similar legal agreement. Additionally, ASU No. 2014-04 requires interim and annual disclosure of both (1) the amount of foreclosed residential real estate property held by the creditor and (2) the recorded investment in consumer mortgage loans collateralized by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdiction. ASU No. 2014-04 is effective for interim and annual reporting periods beginning after December 15, 2014. The adoption of ASU No. 2014-04 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

NOTE 2: ACQUISITIONS

August 15, 2012, the Company acquired all the assets and assumed all the liabilities of Desert Commercial Bank (‘DCB”) in exchange for stock and a minimal amount of cash for fractional shares. The Company issued 815,447 shares of its common stock with an agreed-upon fair value of $15.00 per share and paid $3,000 in cash. In addition, prior to the acquisition, the Company had acquired shares of DCB at a cost of $241,000. The primary reasons for acquiring DCB were to expand into the Coachella Valley and to grow our banking and investment management businesses within the Coachella Valley. As part of this acquisition, the Bank succeeded to DCB’s assets, liabilities and operations. As a result, the Bank acquired branches in Palm Desert and El Centro, California from DCB, and consolidated its existing branch in La Quinta, California into the Palm Desert branch.

Pro Forma Information (unaudited)

The following table presents unaudited pro forma information as if the DCB acquisition had occurred on January 1, 2012 after giving effect to certain adjustments. The unaudited pro forma information for the year ended December 31, 2012 includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, adjustments for interest expense on deposits acquired, and the related income tax effects of all these items. The net effect of these pro forma adjustments was a $1.1 million decrease in net income for the year ended December 31, 2012. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

NOTE 3: FAIR VALUE

Assets Measured at Fair Value on a Recurring Basis

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
(dollars in thousands)
December 31, 2014:
Investment securities available for sale
US Treasury securities	$300	$300	$—	$—
FNMA and FHLB Agency notes	10,277	—	10,277	—
Agency mortgage-backed securities	127,693	—	127,693	—
Total assets at fair value on a recurring basis	$138,270	$300	$137,970	$—
December 31, 2013:
Investment securities available for sale
US Treasury securities	$300	$300	$—	$—
FNMA and FHLB Agency notes	9,780	—	9,780	—
Agency mortgage-backed securities	49,031	—	49,031	—
Total assets at fair value on a recurring basis	$59,111	$300	$58,111	$—

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

Years Ended December 31, 2014 and 2013

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

Loans. The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

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

Borrowings. The fair value of $263 million in borrowings is the carrying value of overnight FHLB advances that approximate fair value because of the short-term maturity of this instrument, resulting in a Level 2 classification. The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company. The $19.9 million term loan is a variable rate loan for which the rate adjusts quarterly, and as such, its fair value is based on its carrying value resulting in a Level 3 classification.

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as of:

	Carrying Value	Fair Value Measurement Level
(dollars in thousands)		1	2	3	Total
December 31, 2014:
Assets:
Cash and cash equivalents	$29,692	$29,692	$—	$—	$29,692
Securities AFS	138,270	300	137,970	—	138,270
Loans	1,156,242	—	—	1,186,408	1,186,408
Investment in FHLB stock	12,361	12,361	—	—	12,361
Liabilities:
Deposits	962,954	709,604	253,244	—	962,848
Borrowings	282,886	—	263,000	19,886	282,886

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

	Carrying Value	Fair Value Measurement Level
(dollars in thousands)		1	2	3	Total
December 31, 2013:
Assets:
Cash and cash equivalents	$56,954	$56,954	$—	$—	$56,954
Securities AFS	59,111	300	58,811	—	59,111
Loans	893,730	—	—	933,695	933,695
Investment in FHLB stock	6,721	6,721	—	—	6,721
Liabilities:
Deposits	802,037	556,171	245,920	—	802,091
Borrowings	141,063	—	134,000	7,063	141,063

NOTE 4: SECURITIES

The following table provides a summary of the Company’s AFS securities portfolio at December 31:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
(dollars in thousands)		Gains	Losses
2014:
US Treasury securities	$300	$—	$—	$300
FNMA and FHLB Agency notes	10,496	—	(219)	10,277
Agency mortgage-backed securities	125,944	1,881	(132)	127,693
Total	$136,740	$1,881	$(351)	$138,270
2013:
US Treasury securities	$300	$—	$—	$300
FNMA and FHLB Agency notes	10,496	—	(716)	9,780
Agency mortgage-backed securities	50,983	30	(1,982)	49,031
Total	$61,779	$30	$(2,698)	$59,111

The US Treasury Securities are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations.

The table below indicates, as of December 31, 2014, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2014
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
FNMA and FHLB Agency notes	$—	$—	$10,277	$(219)	$10,277	$(219)
Agency mortgage backed securities	4,878	(10)	12,789	(122)	17,667	(132)
Total temporarily impaired securities	$4,878	$(10)	$23,066	$(341)	$27,944	$(351)

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

The scheduled maturities of securities AFS, other than agency mortgage backed securities, and the related weighted average yield is as follows as of December 31, 2014:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$—	$300	$—	$—	$300
FNMA and FHLB Agency notes	—	—	10,496	—	10,496
Total	$—	$300	$10,496	$—	$10,796
Weighted average yield	0.00%	0.45%	1.78%	0.00%	1.74%
Estimated Fair Value:
US Treasury securities	$—	$300	$—	$—	$300
FNMA and FHLB Agency notes	—	—	10,277	—	10,277
Total	$—	$300	$10,277	$—	$10,577

Agency mortgage backed securities are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities as of December 31, 2014 was 2.48%.

NOTE 5: LOANS

The following is a summary of our loans as of December 31:

(dollars in thousands)	2014	2013
Recorded investment balance:
Loans secured by real estate:
Residential properties:
Multifamily	$481,491	$405,984
Single family	360,644	227,096
Total real estate loans secured by residential properties	842,135	633,080
Commercial properties	205,320	154,982
Land	4,309	3,794
Total real estate loans	1,051,764	791,856
Commercial and industrial loans	93,537	93,255
Consumer loans	21,125	18,484
Total loans	1,166,426	903,595
Deferred fees and expenses	(34)	50
Total	$1,166,392	$903,645

As of December 31, 2014 and 2013, the principal balances shown above are net of unaccreted discount related to loans acquired in an acquisition of $0.8 million and $3.1 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

In 2012, the Company purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows at December 31:

(dollars in thousands)	2014	2013
Outstanding principal balance:
Loans secured by real estate:
Commercial properties	$206	$5,543
Land	—	2,331
Total real estate loans	206	7,874
Commercial and industrial loans	2,002	2,489
Consumer loans	249	260
Total loans	2,457	10,623
Unaccreted discount on purchased credit impaired loans	(651)	(2,945)
Total	$1,806	$7,678

Accretable yield, or income expected to be collected on purchased credit impaired loans, is as follows at December 31:

(dollars in thousands)	2014	2013
Beginning balance	$2,349	$1,531
New loans purchased	—	—
Accretion of income	(1,076)	(730)
Reclassifications from nonaccretable difference	(391)	1,879
Disposals	(752)	(331)
Ending balance	$130	$2,349

During 2013, the unaccreted discount related to certain purchased credit impaired loans was increased by $72,000, and recorded as a charge to the ALLL to account for changes in the projected cash flows of these loans.

The following table summarizes our delinquent and nonaccrual loans as of December 31:

	Past Due and Still Accruing				Total Past Due and Nonaccrual
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
2014:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$842,135	$842,135
Commercial properties	—	805	200	596	1,601	203,719	205,320
Land	—	—	651	—	651	3,658	4,309
Commercial and industrial loans	2,092	289	700	342	3,423	90,114	93,537
Consumer loans	—	—	637	163	800	20,325	21,125
Total	$2,092	$1,094	$2,188	$1,101	$6,475	$1,159,951	$1,166,426
Percentage of total loans	0.18%	0.09%	0.19%	0.09%	0.56%
2013:
Real estate loans:
Residential properties	$—	$—	$—	$1,820	$1,820	$631,260	$633,080
Commercial properties	—	—	417	598	1,015	153,967	154,982
Land	—	—	1,480	—	1,480	2,314	3,794
Commercial and industrial loans	—	2,744	1,315	344	4,403	88,852	93,255
Consumer loans	—	—	—	132	132	18,352	18,484
Total	$—	$2,744	$3,212	$2,894	$8,850	$894,745	$903,595
Percentage of total loans	0.00%	0.30%	0.36%	0.32%	0.98%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

The level of delinquent loans and nonaccrual loans have been adversely impacted by the loans acquired in an acquisition. As of December 31, 2014, of the $3.3 million in loans over 90 days past due, including loans on nonaccrual, $1.8 million, or 54% were loans acquired in an acquisition.

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

As of December 31, 2014, the Company had two loans with a balance of $0.5 million classified as troubled debt restructurings (“TDR”) which are included as nonaccrual in the table above. Both loans were classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loans. As of December 31, 2013, the Company had one loan with a balance of $0.1 million classified as a troubled debt restructurings (“TDR”) which is included as nonaccrual in the table above. This loan was classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loan.

NOTE 6: ALLOWANCE FOR LOAN LOSSES

The following is a rollforward of the Bank’s allowance for loan losses for the years ended December 31:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
2014:
Real estate loans:
Residential properties	$6,157	$429	$—	$—	$6,586
Commercial properties	1,440	86	—	—	1,526
Commercial and industrial loans	2,149	(252)	—	—	1,897
Consumer loans	169	(28)	—	—	141
Total	$9,915	$235	$—	$—	$10,150
2013:
Real estate loans:
Residential properties	$4,355	$1,802	$—	$—	$6,157
Commercial properties	936	561	(57)	—	1,440
Commercial and industrial loans	2,841	71	(763)	—	2,149
Consumer loans	208	(39)	—	—	169
Total	$8,340	$2,395	$(820)	$—	$9,915
2012:
Real estate loans:
Residential properties	$3,984	$646	$(275)	$—	$4,355
Commercial properties	1,218	(282)	—	—	936
Commercial and industrial loans	1,104	1,737	—	—	2,841
Consumer loans	244	(36)	—	—	208
Total	$6,550	$2,065	$(275)	$—	$8,340

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of December 31:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit Component Other Loans
	Evaluated for Impairment		Purchased Impaired	Total
	Individually	Collectively
2014:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,586	$—	$6,586	$26
Commercial properties	26	1,500	—	1,526	193
Land	—	—	—	—	4
Commercial and industrial loans	686	1,211	—	1,897	45
Consumer loans	—	141	—	141	—
Total	$712	$9,438	$—	$10,150	$268
Loans:
Real estate loans:
Residential properties	$43	$842,092	$—	$842,135	$2,861
Commercial properties	5,742	199,378	200	205,320	21,126
Land	—	4,309	—	4,309	1,099
Commercial and industrial loans	5,635	86,343	1,559	93,537	5,893
Consumer loans	116	20,962	47	21,125	8
Total	$11,536	$1,153,084	$1,806	$1,166,426	$30,987
2013:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,157	$—	$6,157	$36
Commercial properties	190	1,250	—	1,440	290
Land	—	—	—	—	26
Commercial and industrial loans	925	1,224	—	2,149	126
Consumer loans	—	169	—	169	11
Total	$1,115	$8,800	$—	$9,915	$489
Loans:
Real estate loans:
Residential properties	$2,248	$630,832	$—	$633,080	$3,449
Commercial properties	821	150,053	4,108	154,982	23,968
Land	—	2,314	1,480	3,794	1,939
Commercial and industrial loans	2,999	88,209	2,047	93,255	10,354
Consumer loans	—	18,441	43	18,484	160
Total	$6,068	$889,849	$7,678	$903,595	$39,870
The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in the Merger, and the stated principal balance of the related loans. The discount is equal to 0.86% and 1.23% of the stated principal balance of these loans as of December 31, 2014 and 2013, respectively. In addition to this unaccreted credit component discount, an additional $0.3 million and $0.2 million of the ALLL was provided for these loans as of December 31, 2014 and 2013, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of December 31:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
2014:
Real estate loans:
Residential properties	$841,538	$554	$—	$43	$842,135
Commercial properties	198,112	1,266	200	5,742	205,320
Land	4,309	—	—	—	4,309
Commercial and industrial loans	81,067	5,276	1,559	5,635	93,537
Consumer loans	20,962	—	47	116	21,125
Total	$1,145,988	$7,096	$1,806	$11,536	$1,166,426
2013:
Real estate loans:
Residential properties	$630,832	$—	$—	$2,248	$633,080
Commercial properties	150,053	—	4,108	821	154,982
Land	2,314	—	1,480	—	3,794
Commercial and industrial loans	88,166	43	2,047	2,999	93,255
Consumer loans	18,309	—	175	—	18,484
Total	$889,674	$43	$7,810	$6,068	$903,595

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

Impaired loans evaluated individually and any related allowance is as follows as of December 31:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
2014:
Real estate loans:
Residential properties	$43	$43	$—	$—	$—
Commercial properties	5,568	5,568	174	174	26
Commercial and industrial loans	2,094	2,094	3,541	3,451	686
Consumer loans	116	116	—	—	—
Total	$7,821	$7,821	$3,715	$3,715	$712
2013:
Real estate loans:
Residential properties	$2,248	$2,248	$—	$—	$—
Commercial properties	223	223	598	598	190
Commercial and industrial loans	—	—	2,999	2,999	925
Consumer loans	—	—	—	—	—
Total	$2,471	$2,471	$3,597	$3,597	$1,115

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the years ending December 31:

	2014		2013		2012
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$3,000	$25	$2,250	$32	$2,023	$98
Commercial properties	3,217	140	323	22	—	—
Commercial and industrial loans	1,196	241	2,690	168	45	—
Consumer loans	126	—	—	—	225	14
Total	$7,539	$406	$5,263	$222	$2,293	$112

There was no interest income recognized on a cash basis in either 2014 or 2013 on impaired loans.

NOTE 7: PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows at December 31:

(dollars in thousands)	2014	2013
Leasehold improvements and artwork	$1,202	$1,339
Information technology equipment	3,073	3,131
Furniture and fixtures	1,969	1,638
Total	6,244	6,108
Accumulated depreciation and amortization	(4,057)	(2,859)
Net	$2,187	$3,249

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

NOTE 8: REAL ESTATE OWNED

The activity in our portfolio of REO is as follows during the periods ending December 31:

(dollars in thousands)	2014	2013
Beginning balance	$375	$650
Loans transferred to REO	1,834	—
Purchase of note on REO property	1,285	—
REO chargeoffs	—	(275)
Dispositions of REO	(3,160)	—
Ending balance	$334	$375

NOTE 9: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon at December 31:

	2014		2013
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$246,137	—	$217,782	—
Interest-bearing	291,509	0.502%	217,129	0.504%
Money market and savings	171,958	0.626%	121,260	0.499%
Certificates of deposits	253,350	0.619%	245,866	0.606%
Total	$962,954	0.427%	$802,037	0.398%

At December 31, 2014, of the $117.0 million of certificates of deposits of $250,000 or more, $96.9 million mature within one year and $20.1 million mature after one year. Of the $136.4 million of certificates of deposit of less than $250,000, $127.1 million mature within one year and $9.3 million mature after one year. At December 31, 2013, of the $93.8 million of certificates of deposits of $250,000 or more, $84.9 million mature within one year and $8.9 million mature after one year. Of the $152.1 million of certificates of deposit of less than $250,000, $136.5 million mature within one year and $15.6 million mature after one year.

NOTE 10: BORROWINGS

Borrowings: At December 31, 2014, our borrowings consisted of $263.0 million of overnight FHLB advances and a $19.9 million term loan payable by FFI. As described below, our outstanding borrowings under the term loan were increased to $30.0 million effective February 27, 2015. At December 31, 2013, our borrowings consisted of $134.0 million of overnight FHLB advances and a $7.1 million note payable by FFI. These FHLB advances were paid in full in the early part of January 2015 and 2014, respectively, and bore interest rates of 0.27% and 0.06%, respectively. Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis.

FHLB advances are collateralized by loans secured by multifamily and commercial real estate properties with a carrying value of $708.8 million as of December 31, 2014. As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB. The Bank’s total borrowing capacity from the FHLB at December 31, 2014 was $593.5 million. In addition to the $263.0 million borrowing, the Bank had in place $68.5 million of letters of credit from the FHLB which are used to meet collateral requirements for borrowings from the State of California and local agencies.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

The Bank also has a $10.0 million available unsecured fed funds line with Pacific Coast Banker’s Bank, a $2.0 million available unsecured fed funds line with Wells Fargo Bank, and a $15.0 million available unsecured fed funds line at Zions Bank. None of these lines had outstanding borrowings as of December 31, 2014. Combined, the Bank’s unused lines of credit as of December 31, 2014 were $289.0 million. The average daily balance of borrowings outstanding during 2014 and 2013 was $192.8 million and $84.4 million, respectively.

In the second quarter of 2013 FFI entered into a term loan agreement to borrow $7.5 million. In the first quarter of 2014, FFI entered into an amendment to this loan agreement pursuant to which we obtained an additional $15.0 million of borrowings. In February, 2015 FFI entered into a second amendment to this loan agreement pursuant to which we obtained an additional $10.3 million of borrowings, increasing our total borrowing under this loan to $30.0 million as of February 28, 2015. In addition, the maturity date was extended to May 2022 and the interest rate on the loan was reduced from ninety day LIBOR plus 4.00% to ninety day LIBOR plus 3.75%. These amendments did not alter any other terms of the Loan Agreement or the loan, other than the increases in the principal amount of the loan and a corresponding increase in the amount of the monthly installments of principal and interest payable on the loan. The amended loan agreement requires us to make monthly payments of principal of $0.25 million plus interest, with a final payment of the unpaid principal balance, in the amount of $8.75 million, plus accrued but unpaid interest, at the maturity date of the loan in May 2022. We have the right, in our discretion, to prepay the loan at any time in whole or, from time to time, in part, without any penalties or premium. As security for our repayment of the loan, we pledged all of the common stock of the Bank to the lender. We are required to meet certain financial covenants during the term of the loan, including limits on classified assets and nonperforming assets, the maintenance of required leverage ratios, fixed charge coverage ratios and capital ratios and the maintenance of required liquidity levels at FFI. As of December 31, 2014, the Company was in compliance with all of these covenants. The term loan note agreement also contains restrictions against disposal of assets, incurrence of debt and the payment of dividends without the prior written consent of the lender. The scheduled payments of principal for the next five years under this amended term loan were as follows as of December 31, 2014:

(dollars in thousands)
Year Ending December 31,
2015	$2,449
2016	3,000
2017	3,000
2018	3,000
2019	3,000

NOTE 11: SHAREHOLDERS’ EQUITY

In August 2012, the Company acquired all of the assets and assumed all of the liabilities of Desert Commercial Bank. The merger agreement for this acquisition included a contingent payout based on the performance of certain assets over a two year period.  The Company has determined that the amount of the contingent payout to be $1.0 million, of which $0.9 million is to be paid out in common stock of FFI using an assumed value of $15.00 per share and $0.1 million is to be paid out in cash.  As of December 31, 2014, the Company had issued 23,580 shares of FFI common stock as part of this payout and anticipates issuing up to an additional 32,004 shares. The potential issuance of 32,004 shares of FFI common stock has been included as dilutive shares for purposes of computing our earnings per share.

During the first four months of 2013 FFI sold 38,734 shares of its common stock under a supplemental private placement in exchange for $0.6 million. In December of 2013 FFI sold an additional 318,987 shares of its common stock under a supplemental private placement in exchange for $5.7 million. As part of the acquisition of DCB in 2012, the Company issued 815,447 shares of its common stock to the shareholders of DCB. During 2012, 374,438 shares of common stock were sold by FFI under a supplemental private placement in exchange for $5.6 million.

FFI is a holding company and does not have any direct operating activities. Any future cash flow needs of FFI are expected to be met by its existing cash and cash equivalents and dividends from its subsidiaries. The Bank is subject to various laws and regulations that limit the amount of dividends that a bank can pay without obtaining prior approval from bank regulators. As of December 31, 2014, FFI’s cash and cash equivalents totaled $5.7 million.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

NOTE 12: EARNINGS PER SHARE

The following table sets forth the Company’s earnings per share calculations for the years ended December 31:

	2014		2013		2012
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$8,394	$8,394	$7,851	$7,851	$5,801	$5,801
Basic common shares outstanding	7,737,036	7,737,036	7,424,210	7,424,210	6,603,533	6,603,533
Effect of options, restricted stock and contingent shares issuable		429,307		318,005		228,422
Diluted common shares outstanding		8,166,343		7,742,215		6,831,955
Earnings per share	$1.08	$1.03	$1.06	$1.01	$0.88	$0.85

Based on a weighted average basis, options to purchase 66,324, 154,814, and 582,472 shares of common stock were excluded for 2014, 2013, and 2012 respectively, because their effect would have been anti-dilutive.

NOTE 13: STOCK BASED COMPENSATION

In 2007, the Board of Directors of FFI approved two stock option plans (“the Plans”) that provide for future grants of options to employees and directors of the Company for the purchase of up to 1,300,282 shares of the FFI’s common stock. In 2010, the Shareholders approved an increase of 580,000 in the number of shares available for issuance under one of these plans. The options, when granted, have an exercise price not less than the current market value of the common stock and expire after ten years if not exercised. If applicable, vesting periods are set at the date of grant and the Plans provide for accelerated vesting should a change in control occur. The Company recognized stock-based compensation expense of $0.5 million, $0.6 million, and $0.7 million in 2014, 2013, and 2012, respectively. Included in the 2012 amount is $0.1 million of expense related to restricted stock grants.

The fair value of the each option granted in 2014, 2013 and 2012 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Expected Volatility	20%
Expected Term	6.5 years
Expected Dividends	None
Weighted Average Risk Free Rate:
2014 grants	2.269%
2013 grants	1.181%
2012 grants	1.089%
Weighted-Average Grant Fair Value:
2014 grants	$4.77
2013 grants	3.79
2012 grants	3.46

Since the Company has limited historical stock activity, the expected volatility is based on the historical volatility of similar companies that have a longer trading history. The expected term represents the estimated average period of time that the options remain outstanding. Since the Company does not have sufficient historical data on the exercise of stock options, the expected term is based on the “simplified” method that measures the expected term as the average of the vesting period and the contractual term. The risk free rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds over the expected term of the options.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

The following table summarizes the activities in the Plans during 2014:

(dollars in thousands except per share amounts)	Options Granted	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance: December 31, 2013	1,430,967	$12.37
Options granted	71,735	18.08
Options exercised	(84,866)	11.19
Options forfeited	(32,668)	15.28
Balance: December 31, 2014	1,384,808	12.67	4.50 Years	$7,378
Options exercisable	1,279,091	$12.32	4.15 Years	$7,272

As of December 31, 2014, The Company had $0.4 million of unrecognized compensation costs related to outstanding stock options which will be recognized through August 2017, subject to the vesting requirements for these stock options. The intrinsic value of stock options exercised in 2014 was $0.6 million.

The following table summarizes the activities in the Plans during 2013:

(dollars in thousands except per share amounts)	Options Granted	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance: December 31, 2012	1,423,965	$12.36
Options granted	26,000	15.58
Options exercised	—	—
Options forfeited	(18,998)	15.53
Balance: December 31, 2013	1,430,967	12.37	5.25 Years	$8,051
Options exercisable	1,249,960	$11.98	4.83 Years	$7,527

The following table summarizes the activities in the Plans during 2012:

(dollars in thousands except per share amounts)	Options Granted	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance: December 31, 2011	1,364,467	$12.23
Options granted	70,000	15.00
Options exercised	—	—
Options forfeited	(10,502)	13.57
Balance: December 31, 2012	1,423,965	12.36	6.21 Years	$3,845
Options exercisable	1,102,072	$11.55	5.44 Years	$3,845

In 2011, the Company entered into agreements with five of its independent directors which provided for the issuance of 3,000 shares of restricted common stock of FFI to each of these directors. For each director, 1,000 shares vested in 2011 and the remaining shares vested over a two year period subject to continued service as a director. In 2013, the Company entered into an agreement with an officer which provided for the issuance of 6,666 shares of restricted common stock of FFI, in 2011, the Company entered into an agreement with an officer which provided for the issuance of 3,000 shares of restricted common stock of FFI and in 2010, the Company entered into an agreement with an officer which provided for the issuance of 11,000 shares of restricted common stock of FFI. These shares vest over a three year period subject to continued employment.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

The following table provides a summary of the non-vested restricted stock grants issued by the Company under the Plans for the periods ended December 31:

	2014		2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Balance: January 1	7,666	$17.61	10,667	$15.00
New stock grants	—	—	6,666	18.00
Shares vested and issued	(3,222)	17.07	(9,667)	15.00
Shares forfeited	—	—	—	—
Balance December 31	4,444	18.00	7,666	17.61

The fair value of the shares vested and issued was $0.1 million and $0.2 million in 2014 and 2013, respectively.

NOTE 14: 401(k) PROFIT SHARING PLAN

The Company’s employees participate in the Company’s 401(k) profit sharing plan (the “401k Plan”) that covers all employees eighteen years of age or older who have completed three months of employment. Each employee eligible to participate in the 401k Plan may contribute up to 100% of his or her compensation, subject to certain statutory limitations. In 2014, 2013 and 2012, the Company matched 50% of the participant’s contribution up to 5% of employee compensation, which is subject to the plan’s vesting schedule. The Company contributions of $0.5 million, $0.4 million and $0.3 million were included in Compensation and Benefits for 2014, 2013 and 2012, respectively. The Company may also make an additional profit sharing contribution on behalf of eligible employees. No profit sharing contributions were made in 2014, 2013 or 2012.

NOTE 15: INCOME TAXES

The Company is subject to federal income tax and California franchise tax. Income tax expense (benefit) was as follows for the years ended December 31:

(dollars in thousands)	2014	2013	2012
Current expense:
Federal	$4,485	$2,505	$3,302
State	1,366	392	756
Deferred expense (benefit):
Federal	263	992	(554)
State	313	354	(210)
Benefit of net operating loss carryforwards	—	(172)	(282)
Change in valuation allowance	—	(2,441)	(1,005)
Total	$6,427	$1,630	$2,007

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

The following is a comparison of the federal statutory income tax rates to the Company’s effective income tax rate for the years ended December 31:

	2014		2013		2012
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Income before taxes	$14,821		$9,481		$7,808
Federal tax statutory rate	$5,070	34.20%	$3,224	34.00%	2,655	34.00%
State tax, net of Federal benefit	1,009	6.81%	664	7.00%	526	6.73%
Change in valuation allowance	—	0%	(2,441)	(25.74)%	(1,005)	(12.87)%
DCB Asset Pool payout	154	1.04%	—	0%	—	0%
Other items, net	194	1.31%	183	1.93%	(169)	(2.16)%
Effective tax rate	$6,427	43.36%	$1,630	17.19%	$2,007	25.70%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income tax recognition. The following is a summary of the components of the net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31:

(dollars in thousands)	2014	2013
Deferred tax assets (liabilities)
Allowance for loan and REO losses	$4,024	$4,197
Operating loss carryforwards	2,972	2,948
Market valuation: Acquired loans and REO	880	1,799
Stock-based compensation	1,396	1,402
Accumulated other comprehensive income	(630)	1,098
Organizational expenses	321	367
Depreciation	(435)	(713)
Prepaid expenses	(489)	(329)
Other	1,709	1,283
Net deferred tax assets	$9,748	$12,052

As part of the merger with DCB, the Company acquired operating loss carryforwards of approximately $13.4 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Service Code and expire in 2032. As a result, the Company will only be able to utilize operating loss carryforwards of $8.2 million, ratably over a period of 20 years. Due to the uncertainty in realizing future earnings over an extended period of 20 years, at December 31, 2012, a valuation allowance of $2.6 million was established against the operating loss carryforward benefits not realizable until after 12/31/15. At December 31, 2013, based on our continued strong earnings results and updated projections of earnings in future years, the valuation allowance was eliminated.

The Company has no other operating loss carryforwards. The Company is subject to federal income tax and franchise tax of the state of California. Income tax returns for the periods 2011 through 2014 are open to audit by federal authorities and for the periods 2012 through 2014 by California state authorities.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

NOTE 16: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities for its corporate offices and branch operations under non-cancelable operating leases that expire through 2020. Lease expense for 2014, 2013, and 2012 was $3.1 million, $2.7 million, and $1.8 million, respectively. Future minimum lease commitments under all non-cancelable operating leases at December 31, 2014 are as follows:

(dollars in thousands)
Year Ending December 31,
2015	$2,896
2016	2,709
2017	2,630
2018	2,338
2019 and after	1,344
Total	$11,917

Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of customers and to reduce exposure to fluctuations in interest rates. These financial instruments may include commitments to extend credit and standby and commercial letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby and commercial letters of credit and financial guarantees are conditional commitments issued by the Bank to guaranty the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The following table provides the off-balance sheet arrangements of the Bank as of December 31:

(dollars in thousands)	2014	2013
Commitments to fund new loans	$18,217	$3,580
Commitments to fund under existing loans, lines of credit	104,881	88,292
Commitments under standby letters of credit	5,402	1,527

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

NOTE 17: RELATED-PARTY TRANSACTIONS

Loans to related parties, including directors and executive officers of the Company and their affiliates, were as follows for the periods presented:

(dollars in thousands)	2014
Balance, January 1	$1,776
New loans and advances	—
Principal payments received	(1,322)
Balance, December 31	$454

Interest earned from loans to related parties was $0.1 million in each of 2014, 2013 and 2012.

The Bank held $6.1 million and $2.1 million of deposits from related parties, including directors and executive officers of the Company and their affiliates, as of December 31, 2014 and December 31, 2013, respectively. Interest paid on deposit accounts held by related parties was $9,000  in 2014, $5,000 in 2013 and 7,000 in 2012.

During 2014 and 2013, an entity in which one of the directors of the Company had an ownership interest, provided insurance brokerage services to the Company. Broker fees earned by this entity for the services it provided to the Company were $0.2 million in 2014 and $0.1 million in each of 2013 and 2012.

NOTE 18: REGULATORY MATTERS

FFI and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on FFI and the Bank’s financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of FFI and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. FFI’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. Quantitative measures established by the regulators to ensure capital adequacy require FFI and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2014 that FFI and the Bank met all capital adequacy requirements.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

The following table presents the regulatory standards for well-capitalized institutions and the capital ratios for FFI and the Bank as of:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2014
Tier 1 leverage ratio	$95,582	7.32%	$52,200	4.00%
Tier 1 risk-based capital ratio	95,582	11.01%	34,711	4.00%
Total risk-based capital ratio	106,426	12.26%	69,423	8.00%
December 31, 2013
Tier 1 leverage ratio	$85,268	8.67%	$39,321	4.00%
Tier 1 risk-based capital ratio	85,268	13.04%	26,150	4.00%
Total risk-based capital ratio	93,465	14.30%	52,300	8.00%
BANK
December 31, 2014
Tier 1 leverage ratio	$105,261	8.09%	$52,036	4.00%	$65,045	5.00%
Tier 1 risk-based capital ratio	105,261	12.18%	34,572	4.00%	51,858	6.00%
Total risk-based capital ratio	115,811	13.40%	69,144	8.00%	86,430	10.00%
December 31, 2013
Tier 1 (core) capital ratio	$84,243	8.61%	$39,115	4.00%	$48,894	5.00%
Tier 1 risk-based capital ratio	84,243	12.95%	26,017	4.00%	39,025	6.00%
Total risk-based capital ratio	92,399	14.21%	52,034	8.00%	65,042	10.00%

As of each of the dates set forth in the above table, the Company (on a consolidated basis) exceeded the minimum required capital ratios applicable to it and FFB (on a stand-alone basis) qualified as a well-capitalized depository institution under the capital adequacy guidelines.

NOTE 19: OTHER EXPENSES

The following items are included in the consolidated income statements as professional services and marketing costs and other expenses for the years ended December 31:

(dollars in thousands)	2014	2013	2012
Regulatory assessments	$788	$650	$694
Directors’ compensation expenses	522	604	600
Contingent payout related to DCB acquisition	960	—	—
Costs related to cancelled initial public offering	1,000	—	—

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

NOTE 20: SEGMENT REPORTING

In 2014, 2013, and 2012 the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The reportable segments are determined by products and services offered and the corporate structure. Business segment earnings before taxes are the primary measure of the segment's performance as evaluated by management. Business segment earnings before taxes include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations. Allocations of corporate expenses, such as finance and accounting, data processing and human resources, are calculated based on estimated activity or usage levels. The management accounting process measures the performance of the operating segments based on the Company's management structure and is not necessarily comparable with similar information for other financial services companies. If the management structures and/or the allocation process changes, allocations, transfers and assignments may change. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the years ended December 31:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2014:
Interest income	$47,398	$—	$—	$47,398
Interest expense	3,844	—	740	4,584
Net interest income	43,554	—	(740)	42,814
Provision for loan losses	235	—	—	235
Noninterest income	5,866	19,422	(539)	24,749
Noninterest expense	30,509	17,979	4,019	52,507
Income (loss) before taxes on income	$18,676	$1,443	$(5,298)	$14,821
2013:
Interest income	$39,181	$—	$—	$39,181
Interest expense	3,288	—	219	3,507
Net interest income	35,893	—	(219)	35,674
Provision for loan losses	2,395	—	—	2,395
Noninterest income	3,514	16,715	(405)	19,824
Noninterest expense	24,302	17,400	1,920	43,622
Income (loss) before taxes on income	$12,710	$(685)	$(2,544)	$9,481
2012:
Interest income	$30,874	$—	$—	$30,874
Interest expense	3,145	—	—	3,145
Net interest income	27,729	—	—	27,729
Provision for loan losses	2,065	—	—	2,065
Noninterest income	2,599	14,250	(229)	16,620
Noninterest expense	18,280	14,896	1,300	34,476
Income (loss) before taxes on income	$9,983	$(646)	$(1,529)	$7,808

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

The following tables show the financial position for each of our business segments, and of FFI which is included in the column labeled Other, and the eliminating entries used to arrive at our consolidated totals at December 31:

(dollars in thousands)	Banking	Wealth Management	Other	Eliminations	Total
2014:
Cash and cash equivalents	$29,585	$3,750	$5,722	$(9,365)	$29,692
Securities AFS	138,270	—	—	—	138,270
Loans, net	1,156,021	221	—	—	1,156,242
Premises and equipment	1,539	548	100	—	2,187
FHLB Stock	12,361	—	—	—	12,361
Deferred taxes	9,196	601	(49)	—	9,748
REO	334	—	—	—	334
Other assets	4,827	500	113,499	(112,236)	6,590
Total assets	$1,352,133	$5,620	$119,272	$(121,601)	$1,355,424
Deposits	$972,319	$—	$—	$(9,365)	$962,954
Borrowings	263,000	—	19,886	—	282,886
Intercompany balances	1,287	73	(1,360)	—	—
Other liabilities	6,352	2,486	1,250	—	10,088
Shareholders’ equity	109,175	3,061	99,496	(112,236)	99,496
Total liabilities and equity	$1,352,133	$5,620	$119,272	$(121,601)	$1,355,424
2013:
Cash and cash equivalents	$56,795	$2,134	$5,294	$(7,269)	$56,954
Securities AFS	59,111	—	—	—	59,111
Loans, net	893,364	366	—	—	893,730
Premises and equipment	2,286	863	100	—	3,249
FHLB Stock	6,721	—	—	—	6,721
Deferred taxes	11,426	865	(239)	—	12,052
REO	375	—	—	—	375
Other assets	3,840	717	88,455	(87,844)	5,168
Total assets	$1,033,918	$4,945	$93,610	$(95,113)	$1,037,360
Deposits	$809,306	$—	$—	$(7,269)	$802,037
Borrowings	134,000	—	7,063	—	141,063
Intercompany balances	857	248	(1,105)	—	—
Other liabilities	4,018	2,590	890	—	7,498
Shareholders’ equity	85,737	2,107	86,762	(87,844)	86,762
Total liabilities and equity	$1,033,918	$4,945	$93,610	$(95,113)	$1,037,360

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

NOTE 21: QUARTERLY FINANCIAL INFORMATION (Unaudited)

(dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year Ended December 31, 2014:
Interest income	$10,675	$10,931	$12,384	$13,408	$47,398
Interest expense	925	1,115	1,237	1,307	4,584
Net interest income	9,750	9,816	11,147	12,101	42,814
Provision for loan losses	235	—	—	—	235
Noninterest income	5,551	6,416	6,737	6,045	24,749
Noninterest expense	12,546	13,871	13,095	12,995	52,507
Income before taxes on income	2,520	2,361	4,789	5,151	14,821
Taxes on income	1,058	1,094	2,130	2,145	6,427
Net income	$1,462	$1,267	$2,659	$3,006	$8,394
Income per share
Basic	$0.19	$0.16	$0.34	$0.39	$1.08
Diluted	$0.18	$0.16	$0.32	$0.37	$1.03
Year Ended December 31, 2013:
Interest income	$9,004	$10,350	$9,524	$10,303	$39,181
Interest expense	812	862	886	947	3,507
Net interest income	8,192	9,488	8,638	9,356	35,674
Provision for loan losses	622	686	445	642	2,395
Noninterest income	4,533	5,210	5,088	4,993	19,824
Noninterest expense	10,396	11,025	10,938	11,263	43,622
Income before taxes on income	1,707	2,987	2,343	2,444	9,481
Taxes on income	649	1,135	890	(1,044)	1,630
Net income	$1,058	$1,852	$1,453	$3,488	$7,851
Income per share
Basic	$0.14	$0.25	$0.20	$0.47	$1.06
Diluted	$0.14	$0.24	$0.19	$0.44	$1.01
Year Ended December 31, 2012:
Interest income	$6,663	$7,054	$7,972	$9,185	$30,874
Interest expense	725	740	835	845	3,145
Net interest income	5,938	6,314	7,137	8,340	27,729
Provision for loan losses	330	745	693	297	2,065
Noninterest income	3,771	4,074	4,010	4,765	16,620
Noninterest expense	7,670	8,054	8,886	9,866	34,476
Income before taxes on income	1,709	1,589	1,568	2,942	7,808
Taxes on income	632	588	580	207	2,007
Net income	$1,077	$1,001	$988	$2,735	$5,801
Income per share
Basic	$0.17	$0.16	$0.15	$0.37	$0.88
Diluted	$0.17	$0.16	$0.14	$0.36	$0.85

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

NOTE 22: PARENT ONLY FINANCIAL STATEMENTS

BALANCE SHEETS

(dollars in thousands)	December 31,
	2014	2013
ASSETS
Cash and cash equivalents	$5,722	$5,294
Premises and equipment, net	100	100
Deferred taxes	(49)	(239)
Investment in subsidiaries	112,236	87,844
Intercompany receivable	1,360	1,105
Other assets	1,263	611
Total Assets	$120,632	$94,715
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Borrowings	$19,886	$7,063
Accounts payable and other liabilities	1,250	890
Total Liabilities	21,136	7,953
Shareholders’ Equity
Common Stock	8	8
Additional paid-in-capital	78,204	76,334
Retained earnings	20,384	11,990
Accumulated other comprehensive income (loss), net of tax	900	(1,570)
Total Shareholders’ Equity	99,496	86,762
Total Liabilities and Shareholders’ Equity	$120,632	$94,715

INCOME STATEMENTS

(dollars in thousands)	For the Year Ended December 31,
	2014	2013	2012
Interest expense—borrowings	$740	$219	$—
Noninterest income—earnings from investment in subsidiaries	11,050	9,883	5,701
Noninterest expense:
Compensation and benefits	1,096	613	386
Occupancy and depreciation	141	66	19
Professional services and marketing costs	2,469	1,120	770
Other expenses	852	526	354
Total noninterest expense	4,558	2,325	1,529
Income before taxes on income	5,752	7,339	4,172
Taxes on income	(2,642)	(512)	(1,629)
Net income	$8,394	$7,851	5,801

STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)	For the Year Ended December 31,
	2014	2013	2012
Net income	$8,394	$7,851	$5,801
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	4,198	(2,668)	14
Other comprehensive income (loss) before tax	4,198	(2,668)	14
Income tax (expense) benefit related to items of other comprehensive income	(1,728)	1,098	—
Other comprehensive income (loss)	2,470	(1,570)	14
Total comprehensive income	$10,864	$6,281	$5,815

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2014 and 2013

STATEMENTS OF CASH FLOWS

(dollars in thousands)	For the Year Ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$8,394	$7,851	$5,801
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings from investment in subsidiaries	(11,050)	(9,883)	(5,701)
Stock–based compensation expense	50	41	60
Deferred tax liability (benefit)	(190)	579	(865)
Increase in other assets	(652)	(46)	(120)
(Increase) decrease in accounts payable and other liabilities	829	(828)	1,230
Net cash provided by (used in) operating activities	(2,619)	(2,286)	405
Cash Flows from Investing Activities:
Investment in subsidiaries	(10,470)	(8,500)	(5,494)
Purchase of premises and equipment	—	(34)	(14)
Net cash used in investing activities	(10,470)	(8,534)	(5,508)
Cash Flows from Financing Activities:
Proceeds from borrowings	15,000	7,500	—
Paydowns of borrowings	(2,177)	(437)	—
Proceeds from the sale of stock, net	949	6,322	5,617
Intercompany accounts, net decrease (increase)	(255)	551	(288)
Net cash provided by financing activities	13,517	13,936	5,329
Increase (decrease) in cash and cash equivalents	428	3,116	226
Cash and cash equivalents at beginning of year	5,294	2,178	1,952
Cash and cash equivalents at end of year	$5,722	$5,294	$2,178

NOTE 23: PLAN OF MERGER

On November 25, 2014, the Company entered into an merger agreement with Pacific Rim Bank to acquire 100 percent of the outstanding common stock of Pacific Rim Bank in exchange for common stock of FFI. Under the terms of the merger agreement, Pacific Rim Bank shareholders will become shareholders of FFI and each outstanding share of Pacific Rim Bank common stock will be converted into 0.3950 of a share of FFI common stock, with a total of 650,012 shares of FFI commons stock to be issued. The one branch office and corporate offices of Pacific Rim Bank are located in Honolulu, Hawaii. As of December 31, 2014, Pacific Rim Bank reported total assets and tangible capital of approximately $126.4 million and $9.7 million, respectively. The transaction is subject to regulatory approval and approval of Pacific Rim Bank’s shareholders and is expected to close in the second quarter of 2015.

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness as of December 31, 2014, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting in the quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Management of First Foundation Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal control over financial reporting includes those written policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;

•	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and board of directors; and
•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

Internal control over financial reporting includes the controls themselves, monitoring and internal auditing practices and actions taken to correct deficiencies as identified. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of such controls to future periods are subject to the risks that the controls may become inadequate because of changes in conditions or because the degree of compliance with the policies or procedures may deteriorate.

Management’s Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of December 31, 2014, the Company maintained effective internal control over financial reporting.

The foregoing report on internal control over financial reporting shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Vavrinek, Trine, Day & Co. LLP, independent registered public accounting firm, which audited our consolidated financial statements for the fiscal year ended December 31, 2014 included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2014, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First Foundation Inc. and Subsidiaries

Irvine, California

We have audited First Foundation, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in conformity with U.S. generally accepted accounting principles.  Because management's assessment and our audit were conducted to also meet the reporting requirement of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the company's internal control over financial reporting included controls over the preparation of financial statements in accordance with instructions to the consolidated Financial Statements for Bank Holding companies (Form FR Y-9C). A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that (1) in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;  (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2014 and 2013 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2014, and our report dated March 16, 2015 expressed an unqualified opinion on those financial statements.

Laguna Hills, California

March 16, 2015

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

Name	Age	Position
Ulrich Keller, Jr., CFP	58	Executive Chairman and Director
Scott Kavanaugh	54	Director, Vice Chairman of the Board and Chief Executive Officer
John Hakopian	46	President of FFA and Director
James Brakke(1)	72	Director
Max Briggs, CFP(2)(3)	49	Director
Victoria Collins, Ph.D., CFP	72	Director
Warren Fix(2)	76	Director
Gerald Larsen, J.D., LL.M., CFP, CPA(1)(2)	66	Director
Mitchell Rosenberg, Ph.D.(1)(3)	61	Director
Jacob Sonenshine, J.D., CFA(3)	44	Director
John Michel	55	Executive Vice President and Chief Financial Officer

(1)	Member of the compensation committee.
(2)	Member of the audit committee.
(3)	Member of the nominating and corporate governance committee.

Set forth below is a biographical summary of the experience of the members of our Board of Directors and our executive officers.

Directors

Ulrich Keller, Jr., CFP. Mr. Keller is one of the founders of the Company and currently is the Executive Chairman of FFI and FFA. Mr. Keller served as Chief Executive Officer (or CEO) of FFA from 1990, when it began operations as a fee-based investment advisor, until December 2009, at which time he became its Executive Chairman. In 2007, Mr. Keller became the Executive Chairman of FFI and from June 2007 until December 2009 he also served as the CEO of FFI. Mr. Keller earned a Bachelor of Science degree in Finance from San Diego State University. Mr. Keller previously served as a trustee of the University of California, Irvine (or UCI) Foundation, and currently serves as a consultant to the Investment Advisory Committee of The Board of Regents of the University of California and as a member of the Dean’s Advisory Board for the Center for Investment and Wealth Management at the Paul Merage School of Business at UCI. As one the founders of the Company, who played a key role in the development and successful implementation of our business strategy of providing high quality and personalized wealth management and investment advisory services to our clients and the expansion of the financial services we offer our clients, Mr. Keller brings to the Board considerable knowledge and valuable insights about the wealth management and investment advisory business and the Southern California financial services market.

Scott Kavanaugh. Mr. Kavanaugh is, and since December 2009 has been the CEO of FFI, and from June 2007 until December 2009, he served as President and Chief Operating Officer of FFI. Mr. Kavanaugh has been the Vice-Chairman of FFI since June 2007. He also is, and since September 2007 has been, the Chairman and CEO of FFB. Mr. Kavanaugh was a founding stockholder and served as an Executive Vice President and Chief Administrative Officer and a member of the board of directors of Commercial Capital Bancorp, Inc. the parent holding company of Commercial Capital Bank. During his tenure as an executive officer and director of Commercial Capital Bancorp, Inc. that company became a publicly traded company, listed on NASDAQ, and its total assets grew to more than $1.7 billion. From 1998 until 2003, Mr. Kavanaugh served as the Executive Vice President and Chief Operating Officer and a director of Commercial Capital Mortgage. From 1993 to 1998, Mr. Kavanaugh was a partner and head of trading for fixed income and equity securities at Great Pacific Securities, Inc., a west coast-based regional securities firm. Mr. Kavanaugh earned a Bachelor of Science degree in Business Administration and Accounting at the University of Tennessee and a Masters of Business Administration (or MBA) degree in Information Systems at North Texas State University. Mr. Kavanaugh is, and since 2008 has been, a member of the board of directors of Colorado Federal Savings Bank and its parent holding company, Silver Queen Financial Services, Inc. Mr. Kavanaugh also is, and since December 2013 has been, a member of the boards of directors of NexBank SSB and its parent holding company, NexBank Capital, Inc. From January 2000 until June 2012, Mr. Kavanaugh served as Independent Trustee and Chairman of the Audit Committee and from June 2012 until December 2013 served as Chairman of the Highland Mutual Funds, a mutual fund group managed by Highland Capital Management. The Board believes that Mr. Kavanaugh’s extensive experience as an executive officer of banks and other financial services organizations, combined with his experience as a director of both public and private companies, qualifies him to serve as a member of our Board of Directors. In addition, because Mr. Kavanaugh is the Company’s Chief Executive Officer, the Board of Directors believes that his participation as a member of the Board facilitates communication between the outside Board members and management.

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

James Brakke. Mr. Brakke has served as a director of FFI since 2007. From 2001 until 2006 Mr. Brakke served as a director of Commercial Capital Bancorp, Inc. and from 2000 until 2006, Mr. Brakke served as a director of Commercial Capital Bank. Mr. Brakke is, and since 2001 has been, Executive Vice President and director of the Dealer Protection Group, an insurance brokerage firm that Mr. Brakke co-founded, which specializes in providing insurance products to the automobile industry. Mr. Brakke also serves as a salesperson for Brakke-Schafnitz Insurance Brokers, a commercial insurance brokerage and consulting firm that he co-founded and where he was President and Chairman from 1971 until 2009. Mr. Brakke currently serves as a director of Maury Microwave Corporation and as Chairman of Advanced Wellness and Lasers. Mr. Brakke earned a Bachelor of Science degree in Business and Finance from Colorado State University. Mr. Brakke’s experience as a director of Commercial Capital Bancorp, Inc. and its wholly owned banking subsidiary, Commercial Capital Bank is valuable to other independent member of the Company’s Board of Directors. Moreover, we believe Mr. Brakke’s extensive knowledge of the insurance industry provides valuable insight and support for our insurance operations.

Max Briggs, CFP. From 2005 to 2012, Mr. Briggs served as Chairman of the Board of DCB. He was elected as a director of the Company following our acquisition of DCB in August 2012. Mr. Briggs is, and since 1996 has been the President and CEO of FLC Capital Advisors, a wealth management firm with over $340 million of assets under supervision. Mr. Briggs earned a Business Administration and Finance degree from Stetson University. We believe Mr. Briggs is a valuable member of our Board of Directors due to his knowledge of the banking business, gained from his service as Chairman of DCB, particularly as conducted in Palm Desert, California and its surrounding communities, where we have two of our wealth management offices, and his experience as President and CEO of a wealth management firm.

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

Executive Officers

John Michel. Mr. Michel, is, and since September 2007 has served as, the Executive Vice President and CFO of the Company and FFB. Since January 2009, he has also served as the CFO of FFA. Mr. Michel served as the Chief Financial Officer of Sunwest Bank from February 2005 to October 2006 and of Fidelity Federal Bank from September 1998 to December 2001. Mr. Michel earned a Bachelor of Business Administration Accounting degree from the University of Notre Dame.

Corporate Governance Principles and Board Matters

We are committed to having sound corporate governance principles, which are essential to running our business efficiently and maintaining our integrity in the marketplace. We recently adopted a revised Code of Business and Ethical Conduct relating to the conduct of our business by all of our employees, officers and directors, as well as a Code of Business and Ethical Conduct for Chief Executive Officer and Other Senior Financial Officers specifically for our Chief Executive Officer and senior financial officers, both of which will be posted on our website upon completion of the offering. We expect that any amendments to the Code of Business and Ethical Conduct or the Code of Business and Ethical Conduct for Chief Executive Officer and Other Senior Financial Officers, or any waivers of the requirements of either, will be disclosed on our website, as well as any other means required by the NASDAQ Stock Market rules.

Director Qualifications

We believe that our directors should have the highest professional and personal ethics and values, consistent with our longstanding values and standards. They should have broad experience at the policy-making level in business, government or banking. They should be committed to enhancing shareholder value and should have sufficient time to carry out their duties and to provide insight and practical wisdom based on experience. Their service on boards of other companies should be limited to a number that permits them, given their individual circumstances, to perform responsibly all director duties. Each director must represent the interests of all shareholders. When considering potential director candidates, our Board of Directors also considers the candidate’s character, judgment, diversity, age, skills, including financial literacy, and experience in the context of our needs and those of the Board of Directors.

Director Independence

Under the rules of the NASDAQ Stock Market, independent directors must comprise a majority of our Board of Directors within a specified period of time following this offering. The rules of the NASDAQ Stock Market, as well as those of the SEC, also impose several other requirements with respect to the independence of our directors. Our Board of Directors has evaluated the independence of its members based upon the rules of the NASDAQ Stock Market and the SEC. Applying these standards, our Board of Directors has affirmatively determined that, with the exception of Mr. Kavanaugh, Mr. Keller, Mr. Hakopian and Dr. Collins, each of our current directors is an independent director, as defined under the applicable rules.

Family Relationships

There is no family relationship between any director, executive officer or person nominated to become a director or executive director.

Board of Directors

Election of Directors

Our bylaws provide that our directors shall be elected at each annual meeting of shareholders but, if any such annual meeting is not held or the directors are not elected thereat, the directors may be elected at any special meeting of shareholders held for that purpose. All directors shall hold office until their respective successors are elected, subject to the CGCL and the provisions of these bylaws with respect to vacancies on the Board. A vacancy in the Board of Directors shall be deemed to exist in case of the (i) death, (ii) resignation or removal of any director with or without cause, (iii) pursuant to Section 302 of the CGCL if a director has been declared of unsound mind by order of court or convicted of a felony, and (iv) if the authorized number of directors be increased, or if the shareholders fail, at any annual or special meeting of shareholders at which any director or directors are elected, to elect the full authorized number of directors to be voted for at that meeting.

Vacancies on the Board of Directors, except for a vacancy created by the removal of a director, may be filled by a majority of the remaining directors, though less than a quorum, or by a sole remaining director, and each director so elected shall hold office until his successor is elected at an annual or a special meeting of the shareholders. A vacancy on the Board of Directors created by the removal of a director may only be filled by the vote of a majority of the shares entitled to vote represented at a duly held meeting at which a quorum is present, or by the written consent of the holders of a majority of the outstanding shares.

Appointment of Executive Officers

Our current and future executive officers and significant employees serve at the discretion of our Board of Directors, subject to any employment agreements under which any such officers may be employed.

Board Leadership Structure

The Chairman of our Board of Directors is Rick Keller who is a member of senior management. However, the Board of Directors has decided to separate the positions of Chairman and Chief Executive Officer because the board believes that doing so provides the appropriate leadership structure for us at this time, particularly since the separation of those two positions enables our Chief Executive Officer to focus on our day-to-day management of our business, while the Chairman leads the board of directors in the performance of its responsibilities.

The Board’s Role in Risk Oversight

The Board’s responsibilities in overseeing the Company’s management and business include oversight of the Company’s key risks and management processes and controls to manage them appropriately. Management, in turn, is responsible for the day-to-day management of risk and implementation of appropriate risk management controls and procedures.

The risk of incurring losses on the loans we make is an inherent feature of the banking business and, if not effectively managed, such risks can materially affect our results of operations. Accordingly, the Board, as a whole, exercises oversight responsibility over the processes that our management employs to manage those risks. The Board fulfills that oversight responsibility by:

•	monitoring trends in the Company’s loan portfolio and the Company’s allowance for loan losses;
•	establishing internal limits related to the Company’s lending exposure and reviewing and determining whether or not to approve loans in amounts exceeding certain specified limits;
•

reviewing and discussing, at least quarterly and more frequently, if the Board deems necessary, reports from the FFB’s chief credit officer relating to such matters as (i) risks in the Company’s loan portfolio, (ii) economic conditions or trends that could reasonably be expected to affect (positively or negatively) the performance of the loan portfolio or require increases in the ALLL and (iii) specific loans that have been classified as “special mention,” “substandard” or “doubtful” and, therefore, require increased attention from management;

•	reviewing, at least quarterly, management’s determinations with respect to the adequacy of, and any provisions required to be made to replenish or increase, the ALLL;
•	reviewing management reports regarding collection efforts with respect to nonperforming loans; and

•	authorizing the retention of, and reviewing the reports of, external loan review consultants with respect to the risks in and the quality of the loan portfolio.

Although risk oversight permeates many elements of the work of the full Board and its committees, the audit committee has direct and systematic responsibility for overseeing other significant risk management processes.

Committees of our Board of Directors

Our Board of Directors has three standing committees: an audit committee, a compensation committee, and a nominating and governance committee. The Board of Directors has adopted a written charter for each of those committees, and copies of those charters will be available on our website upon the completion of this offering. In addition, from time to time, special committees may be established under the direction of our Board of Directors when necessary to address specific issues.

Audit Committee. We have an audit committee the members of which are Mr. Briggs, Mr. Fix and Mr. Larsen. Mr. Fix serves as chairman. The Board of Directors has determined that all of the members of the audit committee are independent within the meaning of the Listing Rules of the NASDAQ Stock Market and the enhanced independence requirements for audit committee members contained in Rule 10A-3 under the Exchange Act. Our Board of Directors also has determined that Mr. Fix and Mr. Briggs meet the definition of “audit committee financial expert” adopted by the SEC. The audit committee’s responsibilities include:

•	Selecting and appointing the independent auditors, following the committee’s evaluation of their qualifications, and determining the compensation of the independent auditors;
•	overseeing the work of and monitoring and evaluating the independent auditors’ performance and independence and making all decisions with respect to the termination of the independent auditors;

•

reviewing all audit and non-audit services to be performed by the independent auditors, taking into consideration whether the provision of any non-audit services to us by the independent auditors is compatible with maintaining their independence;

•	reviewing and discussing with management and the independent auditors the annual and quarterly financial statements prior to their release;
•

reviewing and discussing with management and our independent auditors the adequacy and effectiveness of our accounting and financial reporting processes and internal controls and the audits of our financial statements;

•

establishing and overseeing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or auditing matters, including procedures for the confidential, anonymous submission by our employees of questions or concerns regarding accounting or auditing matters;

•	investigating any matter brought to the audit committee’s attention within the scope of its duties and engaging independent counsel and other advisors as the audit committee deems necessary;
•	reviewing reports to management prepared by the internal audit function, as well as management’s responses;
•	reviewing and assessing the adequacy of the committee’s formal written charter on an annual basis;
•	reviewing and approving related party transactions for potential conflict of interest situations; and
•	overseeing such other matters that may be specifically delegated to the audit committee by our Board of Directors.

The Audit Committee met five times during 2014. The Audit Committee has a written charter that specifies its responsibilities, which include oversight of the Company’s financial reporting process and system of internal accounting controls, and appointment and oversight of the independent registered public accounting firm engaged to audit the Company’s financial statements. A copy of the Audit Committee charter will be provided, without charge, to any shareholder who sends a written request to the Chief Financial Officer of First Foundation Inc. at 18101 Von Karman Avenue, Suite 700 Irvine, CA. 92612.

Compensation Committee. We have a compensation committee the members of which are Mr. Brakke, Mr. Larsen and Mr. Rosenberg. Mr. Rosenberg serves as chairman. The Board of Directors has determined that all of the members of the compensation committee are independent under the applicable Listing Rules of the NASDAQ Stock Market. The compensation committee’s responsibilities include:

•	developing, reviewing, and approving our management compensation programs, and regularly reporting to the full Board of Directors regarding the adoption and effectiveness of such programs;
•

developing, reviewing and approving our cash and equity incentive plans, including approving individual grants or awards thereunder, and regularly reporting to the full Board of Directors regarding the terms of such plans and individual grants or awards;

•	reviewing and approving individual and Company performance goals and objectives that may be relevant to the compensation of executive officers and other key management employees;
•

reviewing and approving the terms of any employment agreement, severance or change in control arrangements, or other compensatory arrangement with any executive officers or other key management employees;

•	reviewing and discussing with management the narrative discussion to be included in the annual proxy statements with respect to executive officer and director compensation;
•	reviewing and assessing, on an annual basis, the adequacy of its formal written charter; and
•	overseeing any other matters that may be specifically delegated to the compensation committee by our Board of Directors.

The Compensation Committee met two times during 2014.

Nominating and Governance Committee. We have a nominating and governance committee, the members of which are Mr. Briggs, Mr. Rosenberg and Mr. Sonenshine. Mr. Rosenberg serves as chairman. The Board of Directors has determined that all of the members of the nominating and governance committee are independent under the Listing Rules of the NASDAQ Stock Market applicable to such committees. The nominating and governance committee’s responsibilities include:

•	identifying and recommending nominees for election to the Board of Directors;

•	making recommendations to the Board of Directors regarding the directors to be appointed to each of its standing committees;
•	developing and recommending corporate governance guidelines for adoption by the Board of Directors; and
•	overseeing annual self-assessments by the directors of the performance of the Board and its committees.

The Nominating and Governance Committee met once during 2014.

Compensation Committee Interlocks and Insider Participation

Upon completion of the offering, none of the members of our compensation committee will be or will have been an officer or employee of the Company or any of our subsidiaries. In addition, none of our executive officers serves or has served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving as one of our directors or as one of the members of our compensation committee.

Codes of Business and Ethical Conduct

We have adopted a Code of Business and Ethical Conduct for our officers and employees and a Code of Conduct which contains specific ethical policies and principles that apply to our Chief Executive Officer, Chief Financial Officer, FFB Chief Operating Officer and other key accounting and financial personnel. Upon completion of this offering, a copy of our Code of Business and Ethical Conduct will be accessible at the Investor Relations section of our website at www.ff-inc.com. We intend to disclose, at that same location on our website, any amendments to that Code and any waivers of the requirements of the Code of Conduct that may be granted to our Chief Executive Officer or Chief Financial Officer.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the related rules and regulations, our directors and executive officers and any beneficial owners of more than 10% of any registered class of our equity securities, are required to file reports of their ownership, and any changes in the ownership, of our common stock with the SEC pursuant to Section 16(a) of the Securities Exchange Act. To our knowledge, based solely on a review of copies of Section 16(a) reports furnished to us and on written representations from such reporting persons, during 2014, all of those persons complied with the Section 16(a) filing requirements, except one of Mr. Fix’s Form 4s, to report a purchase of 500 shares of the Company’s common stock,  was inadvertently filed 2 days late.

Item 11.	Executive Compensation

Named Executive Officers

Our “named executive officers” include our principal executive officer and our two other most highly compensated executive officers. For 2014, our named executive officers were:

●	Ulrich E. Keller, Jr., who currently serves as our Executive Chairman, as well as a member of the Board of Directors.
●	Scott F. Kavanaugh, who currently serves as our Chief Executive Officer, as well as Vice Chairman and a member of the Board of Directors. Mr. Kavanaugh is our Principal Executive Officer.
●	John Hakopian, who currently serves as President of FFA, as well as a member of the Board of Directors.

Summary Compensation Table

The following table sets forth, for our named executive officers, the compensation earned in the years ended December 31:

Name and Position	Year	Salary(1)		Bonus(2)	Stock Option Awards	Total
Ulrich E. Keller, Jr., Executive Chairman of	2014	$500,000		$200,000	$—	$700,000
FFI and FFA	2013	450,000		180,000	—	630,000
Scott F. Kavanaugh, Chief Executive Officer of FFI and FFB, Vice Chairman of FFI, Chairman of FFB	2014	556,000	(3)	412,500	—	968,500
	2013	456,000	(3)	337,500	—	793,500
John Hakopian,	2014	425,000		170,000	—	595,000
President of FFA	2013	365,000		146,000	—	511,000

(1)	Although Messrs. Keller, Kavanaugh and Hakopian are directors of the Company, they do not receive any fees or other compensation for their service as directors.
(2)

In 2014 and 2013, the Board of Directors established target bonus awards for each of the named executive officers, the payment of which was made contingent on FFI generating earnings, before taxes and bonuses, of $14.1 million in 2014 and $11.3 million in 2013. In 2014, and in 2013, Messrs. Kavanaugh and Hakopian each received 100% of their target bonus awards, the respective amounts of which are set forth in this column.

(3)	Mr. Kavanaugh’s salary includes a $6,000 per year automobile allowance for use of his personal automobile on Company business.

In addition to the compensation set forth in the table above, each executive officer receives group health and life insurance benefits. Incidental job related benefits, including employer contributions under the Company’s 401k plan, totaled less than $10,000 for each of the named executive officers in 2014.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding stock options held by each of our named executive officers as of December 31, 2014, including the number of unexercised vested and unvested stock options. The vesting schedule for each option is shown following this table. None of our named executive officers has been granted any restricted stock.

Outstanding Equity Awards at 2014 Fiscal Year End

	Option Awards(1)
	Number of Securities Underlying Options
Name / Grant Date	Exercisable	Unexercisable	Exercise Price(2)	Expiration Date(3)
Ulrich E. Keller, Jr.
9/17/2007	40,500	—	$11.00	9/16/2017
1/27/2009	15,000	—	16.50	1/26/2019
10/25/2011	40,000	—	16.50	10/24/2021
Scott F. Kavanaugh
9/17/2007	160,000	—	10.00	9/16/2017
1/27/2009	20,000	—	15.00	1/26/2019
10/25/2011	80,000	—	15.00	10/24/2021
John Hakopian
9/17/2007	40,500	—	10.00	9/16/2017
1/27/2009	10,000	—	15.00	1/26/2019
10/25/2011	40,000	—	15.00	10/24/2021

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

Director Compensation

Only non-employee directors are entitled to receive compensation for service on the Board and Committees of the Board. The compensation each director received for their service on the Board and Board Committees is set forth in the following table for the year ended December 31 2014:

	Fees Earned or Paid in Cash	Stock Option Awards	All Other Compensation	Total
James Brakke	$60,000	$—	$—	$60,000
Max Briggs	60,000	—	—	60,000
Victoria Collins	60,000	—	—	60,000
Michael Criste(1)	15,000	—	—	15,000
Warren D. Fix	60,000	—	—	60,000
Gerald Larsen	60,000	—	—	60,000
Mitchell M. Rosenberg	60,000	—	—	60,000
Jacob Sonenshine	60,000	—	—	60,000
Henri Tchen(1)	15,000	—	—	15,000

(1)Mr. Criste and Mr. Tchen resigned from the Board of Directors effective March 31, 2014. This amount represents their compensation prior to their resignation.

Outstanding Equity Awards.

Our non-employee directors also are eligible to receive stock options and restricted stock grants under the Equity Plans (as defined in the section entitled “Executive Compensation—Equity Incentive Plans”). No stock options or shares of restricted stock were granted to non-employee directors in 2014. Stock options and shares of restricted stock granted to our non-employee directors generally vest over three years at the rate of 33 1/3% of the options or of the restricted shares as of each anniversary of the date of grant, provided that the director is still a member of the Board on the vesting date.

The following table sets forth information regarding outstanding stock options held by each non-employee director as of December 31, 2014, including the number of unexercised vested and unvested stock options. The vesting schedule for each option is shown following this table.

Outstanding Equity Awards at 2014 Fiscal Year End

	Option Awards(1)
	Number of Securities Underlying Options
Name / Grant Date	Exercisable	Unexercisable	Exercise Price(2)	Expiration Date(3)
James Brakke
9/17/2007	15,000	—	$10.00	9/16/2017
1/27/2009	1,500	—	15.00	1/26/2019
Max Briggs
8/28/2013	10,000	5,000	15.00	8/27/2022
Victoria Collins
9/17/2007	40,500	—	$10.00	9/16/2017
1/27/2009	5,000	—	15.00	1/26/2019
Warren D. Fix
9/17/2007	15,000	—	$10.00	9/16/2017
1/27/2009	1,500	—	15.00	1/26/2019
Gerald L. Larsen
7/22/2008	10,000	—	$15.00	7/21/2018
1/27/2009	1,000	—	15.00	1/26/2019
1/27/2011	—	—	—	—
Mitchell M. Rosenberg
9/17/2007	15,000	—	$10.00	9/16/2017
1/27/2009	1,500	—	15.00	1/26/2019
Jacob Sonenshine
9/17/2007	15,000	—	$10.00	9/16/2017
1/27/2009	1,500	—	15.00	1/26/2019

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

(3)	The expiration date of each option award is 10 years from the date of its grant, subject to earlier termination on a cessation of service with the Company.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of March 12 , 2015 for:

●	each of our named executive officers;
●	each of our directors;
●	all our executive officers and directors as a group; and
●	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of our common stock.

For purposes of the table below, the percentage ownership calculations for purposes of determining the beneficial ownership of our directors and executive officers are based on 7,878,597 shares of our common stock outstanding as of March 12, 2015.

Under the rules and regulations of the SEC, a person is deemed to be the beneficial owner of (i) shares with respect to which that person has, either alone or with others, the power to vote or dispose of those shares; and (ii) shares which that person may acquire on exercise of options or other rights to purchase shares of our common stock at any time during a 60 day period which, for purposes of this table, will end on May 11, 2015. The number of shares subject to options that are exercisable or may become exercisable during that 60 day period are deemed outstanding for purposes of computing the number of shares beneficially owned by, and the percentage ownership of, the person holding such options, but not for computing the percentage ownership of any other shareholder named in this table. Except as otherwise noted below, we believe that the persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

	As of March 12, 2015(1)
Name and Title	Number of Shares Beneficially Owned(2)		Percent of Class
Ulrich Keller, Jr., Executive Chairman	1,396,085	(3)	17.5%
Scott Kavanaugh, Vice Chairman and CEO	659,467		8.1%
James Brakke, Director	60,392		*
Max Briggs, Director	25,257	(4)	*
Victoria Collins, Director	412,709	(5)	5.2%
Warren Fix, Director	53,167	(6)	*
John Hakopian, Director and President of FFA	480,180		6.0%
Gerald Larsen, Director	20,700		*
Mitchell M. Rosenberg, Director	39,500		*
Jacob Sonenshine, Director	39,500		*
All Directors and Executive Officers as a Group (11 persons)	3,330,957		38.8%

*	Represents less than one (1%) percent of the shares outstanding as of March 12, 2015.
(1)

This table is based upon information supplied to us by our officers, directors and principal shareholders. Except as otherwise noted, we believe that each of the shareholders named in the table has sole voting and investment power with respect to all shares of common stock shown as to which he or she is shown to be the beneficial owner, subject to applicable community property laws. The percentage ownership interest of each individual or group is based upon the total number of shares of the Company’s common stock outstanding plus the shares which the respective individual or group has the right to acquire within 60 days after March 12, 2015 through the exercise of stock options.

(2)

Includes shares that may be acquired within 60 days of March 12, 2015 pursuant to the exercise of stock options. Shares subject to options are as follows: Mr. Keller—95,500 shares; Mr. Kavanaugh—260,000 shares; Messrs. Brakke, Fix, Sonenshine and Dr. Rosenberg,—16,500 shares each; Mr. Briggs—10,000 shares; Dr. Collins—45,500 shares; Mr. Hakopian—90,500 shares; Mr. Larsen—11,000 shares; and Directors and Executive Officers as a Group—705,500 shares.

(3)	Includes 100,000 shares beneficially owned by Mr. Keller’s wife, as to which he disclaims beneficial ownership.
(4)	Includes 3,000 shares beneficially owned by Mr. Briggs wife, as to which he disclaims beneficial ownership.
(5)	Includes 8,533 shares beneficially owned by Dr. Collins husband, as to which she disclaims beneficial ownership.

(6)	Includes 5,000 shares beneficially owned by Mr. Fix’s wife, as to which he disclaims beneficial ownership.

The following table provides information as of December 31, 2014, regarding the Company’s Equity Plans:

	Column (a)	Column (b)	Column (c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))
Equity compensation plans approved by shareholders	1,384,808	$12.67	323,763
Equity compensation plans not approved by shareholders	—	—	—
Total	1,384,808	$12.67	323,763

(1)	Options are granted at an exercise price equal to or greater than the fair market value per share of our common stock on their respective dates of grant.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements with directors and executive officers described in “Executive Compensation” above, the following is a description of each transaction since January 1, 2013, and each proposed transaction in which:

●	we have been or are to be a participant;
●	the amount involved exceeded or exceeds $120,000; and
●

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

Section 204(a)(10) of the CGCL permits a corporation to provide in its articles of incorporation that a director of the corporation shall not be personally liable to the corporation or its shareholders for monetary damages for breach of fiduciary duties as a director, except for certain liabilities including liability for any:

●	breach of a director’s duty of loyalty to the corporation or its shareholders;
●	act or omission not in good faith or that involves intentional misconduct or a knowing violation of law;
●	unlawful payment of dividends or redemption of shares; or
●	transaction from which the director derives an improper personal benefit.

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

Director Independence

Our Board of Directors has evaluated the independence of its members based on the definition of independence for purpose of Board membership and membership on the Board’s standing committees that are applicable to the Company because its shares are listed on the NASDAQ Stock Market. Based on that evaluation, our Board has concluded that (i) six of the ten members of the Board are independent: Messrs. Brakke, Briggs, Fix, Larsen, Rosenberg and Sonenshine, and (ii) all of the members of the Audit Committee, Compensation Committee and Nominating Committee are independent.

Item 14.	Principal Accounting Fees and Services

Audit and Non-Audit Services Pre-Approval Policy

The Audit Committee’s Charter provides that the Audit Committee must pre-approve services to be performed by the Company’s independent registered public accounting firm. In accordance with that requirement, the Audit Committee pre-approved the engagement of Vavrinek, Trine Day and Co. LLP, (“VTD”) pursuant to which it provided the services described below for the fiscal years ended December 31, 2014 and 2013.

Audit and Other Fees Paid in Fiscal Year 2014 and 2013

Aggregate fees for professional services rendered to the Company by VTD were as follows for the years ended December 31:

	2014	2013
Audit services	$125,000	$83,000
Audit related services	—	—
Tax compliance services	—	—
All other services	—	—
Total	$125,000	$83,000

Audit Services

In each of the years ended December 31, 2014 and 2013, VTD rendered audit services which consisted of the audit of the Company’s consolidated financial statements for the years then ended.

Audit Related Services

VTD did not render any other audit related services to us during 2014 or 2013.

Tax Compliance Services

VTD did not render any tax compliance services to us during 2014 or 2013.

Other Services

VTD did not render any other professional or any consulting services to us during 2014 or 2013.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Irvine California on March 16, 2015.

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

SIGNATURE	TITLE	DATE
/s/ SCOTT F. KAVANAUGH Scott F. Kavanaugh	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2015
/s/ JOHN M. MICHEL John M. Michel	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2015
/s/ ULRICH E. KELLER, JR. Ulrich E. Keller, Jr.	Chairman and Director	March 16, 2015
/s/ JAMES BRAKKE James Brakke	Director	March 16, 2015
/s/ MAX BRIGGS Max Briggs	Director	March 16, 2015
/s/ VICTORIA COLLINS Victoria Collins	Director	March 16, 2015
/s/ WARREN D. FIX Warren D. Fix	Director	March 16, 2015
/s/ JOHN HAKOPIAN John Hakopian	Director	March 16, 2015
/s/ GERALD L. LARSEN Gerald L. Larsen	Director	March 16, 2015
/s/ MITCHELL M. ROSENBERG Mitchell M. Rosenberg	Director	March 16, 2015
/s/ JACOB SONENSHINE Jacob Sonenshine	Director	March 16, 2015

S-1

INDEX OF EXHIBITS

Exhibit No.	Description
21.1	Subsidiaries of the Registrant.
23.1	Consent of Vavrinek, Trine, Day & Co., independent registered public accounting firm
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-K for the period ended December 31, 2014, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

E-1