Form 10-Q
period 2015-03-31
First Foundation Inc.
filed 2015-05-11
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-36461

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

7,886,513 shares of Common Stock, par value $0.001 per share, as of May 8, 2015

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2015

TABLE OF CONTENTS

		Exhibit No.

Part I. Financial Information

Item 1.	Financial Statements	1

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4.	Controls and Procedures	34

Part II. Other Information

Item 1A	Risk Factors	34

Item 5	Other Information	34

Item 6	Exhibits	35

SIGNATURES		S-1

EXHIBITS		E-1

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2015	December 31, 2014
	(unaudited)
ASSETS

Cash and cash equivalents	$35,318	$29,692
Securities available-for-sale (“AFS”)	136,640	138,270
Loans, net of deferred fees	1,269,129	1,166,392
Allowance for loan and lease losses (“ALLL”)	(10,300)	(10,150)
Net loans	1,258,829	1,156,242

Premises and equipment, net	2,484	2,187
Investment in FHLB stock	17,061	12,361
Deferred taxes	9,413	9,748
Real estate owned (“REO”)	334	334
Other assets	6,522	6,590
Total Assets	$1,466,601	$1,355,424

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$961,157	$962,954
Borrowings	393,000	282,886
Accounts payable and other liabilities	8,922	10,088
Total Liabilities	1,363,079	1,255,928

Commitments and contingencies	-	-
Shareholders’ Equity
Common Stock, par value $.001: 20,000,000 shares authorized; 7,880,339 and 7,845,182 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	8	8
Additional paid-in-capital	78,859	78,204
Retained earnings	23,010	20,384
Accumulated other comprehensive income, net of tax	1,645	900
Total Shareholders’ Equity	103,522	99,496

Total Liabilities and Shareholders’ Equity	$1,466,601	$1,355,424

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	For the Quarter Ended March 31,
	2015	2014
Interest income:
Loans	$12,101	$10,104
Securities	815	392
FHLB stock, fed funds and deposits	242	179
Total interest income	13,158	10,675

Interest expense:
Deposits	923	804
Borrowings	364	121
Total interest expense	1,287	925

Net interest income	11,871	9,750

Provision for loan losses	150	235

Net interest income after provision for loan losses	11,721	9,515

Noninterest income:
Asset management, consulting and other fees	5,850	5,039
Other income	354	512
Total noninterest income	6,204	5,551

Noninterest expense:
Compensation and benefits	9,180	8,480
Occupancy and depreciation	1,957	1,828
Professional services and marketing costs	1,058	1,249
Other expenses	1,163	989
Total noninterest expense	13,358	12,546

Income before taxes on income	4,567	2,520
Taxes on income	1,941	1,058
Net income	$2,626	$1,462

Net income per share:
Basic	$0.33	$0.19
Diluted	$0.32	$0.18
Shares used in computation:
Basic	7,855,457	7,733,514
Diluted	8,211,145	8,094,814

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	For the Quarter Ended March 31,
	2015	2014

Net income	$2,626	$1,462

Other comprehensive income:
Unrealized holding gains (losses) on securities arising during the period	1,265	800
Other comprehensive income before tax	1,265	800
Income tax (expense) benefit related to items of other comprehensive income	(520)	(329)
Other comprehensive income	745	471

Total comprehensive income	$3,371	$1,933

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Quarter Ended March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$2,626	$1,462
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	150	235
Stock–based compensation expense	152	146
Depreciation and amortization	326	328
Deferred tax expense (benefit)	(185)	523
Amortization of premiums on purchased loans - net	(231)	(1,041)
Increase (decrease) in other assets	126	(277)
Increase in accounts payable and other liabilities	(713)	(1,550)
Net cash provided by operating activities	2,251	(174)

Cash Flows from Investing Activities:
Net increase in loans	(102,506)	(45,658)
Purchase of AFS securities	-	(13,983)
Maturities of AFS securities	2,837	605
Sale (purchase) of FHLB stock, net	(4,700)	141
Purchase of premises and equipment	(623)	(57)
Net cash used in investing activities	(104,992)	(59,993)

Cash Flows from Financing Activities:
Increase (decrease) in deposits	(1,797)	52,647
Net increase in FHLB advances	100,000	(15,000)
Term note - borrowings	10,114	15,000
Term note - payments	-	(188)
Proceeds from sale of stock, net	50	-
Net cash provided by financing activities	108,367	52,459

Increase (decrease) in cash and cash equivalents	5,626	(6,667)
Cash and cash equivalents at beginning of year	29,692	56,954
Cash and cash equivalents at end of period	$35,318	$50,287

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$1,180	$855
Income taxes	$750	$100
Noncash transactions:
Transfer of foreclosed loan to REO	$-	$1,500

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2015 – UNAUDITED

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements include First Foundation Inc. (“FFI”) and its wholly owned subsidiaries: First Foundation Advisors (“FFA”), First Foundation Bank (“FFB” or the “Bank”) and First Foundation Insurance Services (“FFIS”), a wholly owned subsidiary of FFB (collectively referred to as the “Company”). All inter-company balances and transactions have been eliminated in consolidation. The results of operations reflect any interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The results for the 2015 interim periods are not necessarily indicative of the results expected for the full year.

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

The accompanying unaudited consolidated financial statements include all information and footnotes required for interim financial statement presentation. The financial information provided herein is written with the presumption that the users of the interim financial statements have read, or have access to, the most recent Annual Report which contains the latest available audited consolidated financial statements and notes thereto, as of December 31, 2014.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2015 presentation.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2015 – UNAUDITED

NOTE 2: FAIR VALUE

Assets Measured at Fair Value on a Recurring Basis

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
(dollars in thousands)
March 31, 2015:
Investment securities available for sale
US Treasury securities	$300	$300	$—	$—
FNMA and FHLB Agency notes	10,444	—	10,444	—
Agency mortgage-backed securities	125,896	—	125,896	—
Total assets at fair value on a recurring basis	$136,640	$300	$136,340	$—
December 31, 2014:
Investment securities available for sale
US Treasury securities	$300	$300	$—	$—
FNMA and FHLB Agency notes	10,277	—	10,277	—
Agency mortgage-backed securities	127,693	—	127,693	—
Total assets at fair value on a recurring basis	$138,270	$300	$137,970	$—

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

For the Quarter Ended March 31, 2015 – UNAUDITED

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

Borrowings. The fair value of $363 million in borrowings is the carrying value of overnight FHLB advances that approximate fair value because of the short-term maturity of this instrument, resulting in a Level 2 classification. The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company. The $30.0 million term loan is a variable rate loan for which the rate adjusts quarterly, and as such, its fair value is based on its carrying value resulting in a Level 3 classification. The carrying amounts and estimated fair values of financial instruments are as follows as of:

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2015 – UNAUDITED

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
March 31, 2015:
Assets:
Cash and cash equivalents	$35,318	$35,318	$—	$—	$35,318
Securities AFS	136,640	300	136,340	—	136,640
Loans	1,258,829	—	—	1,289,060	1,289,060
Investment in FHLB stock	17,061	17,061	—	—	17,061

Liabilities:
Deposits	961,157	720,651	240,413	—	961,064
Borrowings	393,000	—	363,000	30,000	393,000

December 31, 2014:
Assets:
Cash and cash equivalents	$29,692	$29,692	$—	$—	$29,692
Securities AFS	138,270	300	137,970	—	138,270
Loans	1,156,242	—	—	1,186,408	1,186,408
Investment in FHLB stock	12,361	12,361	—	—	12,361

Liabilities:
Deposits	962,954	709,604	253,244	—	962,848
Borrowings	282,886	—	263,000	19,886	282,886

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2015:
US Treasury securities	$300	$—	$—	$300
FNMA and FHLB Agency notes	10,496	11	(63)	10,444
Agency mortgage-backed securities	123,049	2,847	—	125,896
Total	$133,845	$2,858	$(63)	$136,640

December 31, 2014:
US Treasury securities	$300	$—	$—	$300
FNMA and FHLB Agency notes	10,496	—	(219)	10,277
Agency mortgage-backed securities	125,944	1,881	(132)	127,693
Total	$136,740	$1,881	$(351)	$138,270

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations.

The table below indicates, as of March 31, 2015, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2015
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
FNMA and FHLB Agency notes	$4,964	$(36)	$2,722	$(27)	$7,686	$(63)
Agency mortgage backed securities	—	—	—	—	—	—
Total temporarily impaired securities	$4,964	$(36)	$2,722	$(27)	$7,686	$(63)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2015 – UNAUDITED

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

The scheduled maturity of securities AFS and the related weighted average yield is as follows as of March 31, 2015:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$—	$300	$—	$—	$300
FNMA and FHLB Agency notes	—	5,000	5,496	—	10,496
Total	$—	$5,300	$5,496	$—	$10,796
Weighted average yield	0.00%	1.60%	1.89%	0.00%	1.75%

Estimated Fair Value:
US Treasury securities	$—	$300	$—	$—	$300
FNMA and FHLB Agency notes	—	4,964	5,480	—	10,444
Total	$—	$5,264	$5,480	$—	$10,744

Agency mortgage backed securities are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities as of March 31, 2015 was 2.48%.

NOTE 4: LOANS

The following is a summary of our loans as of:

(dollars in thousands)	March 31, 2015	December 31, 2014
Recorded investment balance:
Loans secured by real estate:
Residential properties:
Multifamily	$508,732	$481,491
Single family	393,168	360,644
Total real estate loans secured by residential properties	901,900	842,135
Commercial properties	224,481	205,320
Land and construction	5,325	4,309
Total real estate loans	1,131,706	1,051,764
Commercial and industrial loans	95,419	93,537
Consumer loans	42,077	21,125
Total loans	1,269,202	1,166,426
Premiums, discounts and deferred fees and expenses	(73)	(34)
Total	$1,269,129	$1,166,392

As of March 31, 2015 and December 31, 2014, the principal balances shown above are net of unaccreted discount related to loans acquired in an acquisition of $0.5 million and $0.8 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2015 – UNAUDITED

In 2012, the Company purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	March 31, 2015	December 31, 2014
Outstanding principal balance:
Loans secured by real estate:
Commercial properties	$204	$206
Land	—	—
Total real estate loans	204	206
Commercial and industrial loans	1,971	2,002
Consumer loans	5	249
Total loans	2,180	2,457
Unaccreted discount on purchased credit impaired loans	(436)	(651)
Total	$1,744	$1,806

Accretable yield, or income expected to be collected on purchased credit impaired loans, is as follows as of:

(dollars in thousands)	March 31, 2015	December 31, 2014

Beginning balance	$130	$2,349
Accretion of income	(60)	(1,076)
Reclassifications from nonaccretable difference	—	(391)
Disposals	—	(752)
Ending balance	$70	$130

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2015 – UNAUDITED

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
March 31, 2015:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$901,900	$901,900
Commercial properties	1,194	—	805	770	2,769	221,712	224,481
Land and construction	—	—	—	—	—	5,325	5,325
Commercial and industrial loans	1,445	1,373	357	349	3,524	91,895	95,419
Consumer loans	—	—	793	113	906	41,171	42,077
Total	$2,639	$1,373	$1,955	$1,232	$7,199	$1,262,003	$1,269,202

Percentage of total loans	0.21%	0.11%	0.15%	0.10%	0.57%

December 31, 2014:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$842,135	$842,135
Commercial properties	—	805	200	596	1,601	203,719	205,320
Land and construction	—	—	651	—	651	3,658	4,309
Commercial and industrial loans	2,092	289	700	342	3,423	90,114	93,537
Consumer loans	—	—	637	163	800	20,325	21,125
Total	$2,092	$1,094	$2,188	$1,101	$6,475	$1,159,951	$1,166,426

Percentage of total loans	0.18%	0.09%	0.19%	0.09%	0.56%

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

As of March 31, 2015 and December 31, 2014, the Company had two loans with a balance of $0.5 million classified as troubled debt restructurings (“TDR”) which are included as nonaccrual in the table above. Both loans were classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loans.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2015 – UNAUDITED

NOE 5: ALLOWANCE FOR LOAN LOSSES

The following is a rollforward of the Bank’s allowance for loan losses for the quarters ended March 31:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
2015:
Real estate loans:
Residential properties	$6,586	$(139)	$—	$—	$6,447
Commercial properties	1,526	(57)	—	—	1,469
Commercial and industrial loans	1,897	183	—	—	2,080
Consumer loans	141	163	—	—	304
Total	$10,150	$150	$—	$—	$10,300

2014:
Real estate loans:
Residential properties	$6,157	$98	$—	$—	$6,255
Commercial properties	1,440	153	—	—	1,593
Commercial and industrial loans	2,149	8	—	—	2,157
Consumer loans	169	(24)	—	—	145
Total	$9,915	$235	$—	$—	$10,150

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2015 – UNAUDITED

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
March 31, 2015:
Allowance for loan losses:
Real estate loans:
Residential properties	$21	$6,426	$—	$6,447	$25
Commercial properties	40	1,429	—	1,469	158
Land and construction	—	—	—	—	4
Commercial and industrial loans	1,178	902	—	2,080	30
Consumer loans	—	304	—	304	—
Total	$1,239	$9,061	$—	$10,300	$217
Loans:
Real estate loans:
Residential properties	$42	$901,858	$—	$901,900	$2,732
Commercial properties	6,942	217,339	200	224,481	19,257
Land and construction	—	5,325	—	5,325	436
Commercial and industrial loans	8,532	85,343	1,544	95,419	5,037
Consumer loans	113	41,964	—	42,077	7
Total	$15,629	$1,251,829	$1,744	$1,269,202	$27,469

December 31, 2014:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,586	$—	$6,586	$26
Commercial properties	26	1,500	—	1,526	193
Land and construction	—	—	—	—	4
Commercial and industrial loans	686	1,211	—	1,897	45
Consumer loans	—	141	—	141	—
Total	$712	$9,438	$—	$10,150	$268
Loans:
Real estate loans:
Residential properties	$43	$842,092	$—	$842,135	$2,861
Commercial properties	5,742	199,378	200	205,320	21,126
Land and construction	—	4,309	—	4,309	1,099
Commercial and industrial loans	5,635	86,343	1,559	93,537	5,893
Consumer loans	116	20,962	47	21,125	8
Total	$11,536	$1,153,084	$1,806	$1,166,426	$30,987

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in the Merger that were not classified as purchased impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balance of the related loans. The unaccreted credit component discount is equal to 0.79% and 0.86% of the stated principal balance of these loans, as of March 31, 2015 and December 31, 2014, respectively. In addition to this unaccreted credit component discount, an additional $0.2 million and $0.3 million of the ALLL have been provided for these loans as of March 31, 2015 and December 31, 2014, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2015 – UNAUDITED

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
March 31, 2015:
Real estate loans:
Residential properties	$899,807	$2,051	$—	$42	$901,900
Commercial properties	217,339	—	200	6,942	224,481
Land and construction	5,325	—	—	-	5,325
Commercial and industrial loans	83,599	1,744	1,544	8,532	95,419
Consumer loans	41,964	—	—	113	42,077
Total	$1,248,034	$3,795	$1,744	$15,629	$1,269,202

December 31, 2014:
Real estate loans:
Residential properties	$841,538	$554	$—	$43	$842,135
Commercial properties	198,112	1,266	200	5,742	205,320
Land and construction	4,309	—	—	—	4,309
Commercial and industrial loans	81,067	5,276	1,559	5,635	93,537
Consumer loans	20,962	—	47	116	21,125
Total	$1,145,988	$7,096	$1,806	$11,536	$1,166,426

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2015 – UNAUDITED

Impaired loans evaluated individually and any related allowance is as follows as of :

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
March 31, 2015:
Real estate loans:
Residential properties	$—	$—	$42	$21	$21
Commercial properties	6,172	6,172	770	730	40
Land and construction	—	—	—	—	—
Commercial and industrial loans	906	906	7,626	6,448	1,178
Consumer loans	113	113	—	—	—
Total	$7,191	$7,191	$8,438	$8,438	$1,239

December 31, 2014:
Real estate loans:
Residential properties	$43	$43	$-	$-	$-
Commercial properties	5,568	5,568	174	174	26
Commercial and industrial loans	2,094	2,094	3,541	3,451	686
Consumer loans	116	116	-	-	-
Total	$7,821	$7,821	$3,715	$3,715	$712

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the:

	Quarter Ending March 31, 2015		Year Ending December 31, 2014
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$42	$1	$3,000	$25
Commercial properties	6,145	70	3,217	140
Land and construction	—	—	—	—
Commercial and industrial loans	7,965	108	1,196	241
Consumer loans	114	—	126	—
Total	$14,266	$179	$7,539	$406

There was no interest income recognized on a cash basis in either 2015 or 2014 on impaired loans.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2015 – UNAUDITED

NOTE 6: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$252,397	—	$246,137	—
Interest-bearing	280,610	0.447%	291,509	0.502%
Money market and savings	187,644	0.599%	171,958	0.626%
Certificates of deposits	240,506	0.548%	253,350	0.619%
Total	$961,157	0.385%	$962,954	0.427%

At March 31, 2015, of the $113.5 million of certificates of deposits of $250,000 or more, $105.4 million mature within one year and $8.1 million mature after one year. Of the $127.0 million of certificates of deposit of less than $250,000, $115.3 million mature within one year and $11.7 million mature after one year. At December 31, 2014, of the $117.0 million of certificates of deposits of $250,000 or more, $96.9 million mature within one year and $20.1 million mature after one year. Of the $136.4 million of certificates of deposit of less than $250,000, $127.1 million mature within one year and $9.3 million mature after one year.

NOTE 7: BORROWINGS

At March 31, 2015, our borrowings consisted of $363.0 million of overnight FHLB advances and a $30.0 million note payable by FFI. At December 31, 2014, our borrowings consisted of $263.0 million of overnight FHLB advances and a $19.9 million note payable by FFI. The FHLB advances were paid in full in the early part of April 2015 and January 2015, respectively, and bore interest rates of 0.24% and 0.27%, respectively. Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis.

In the second quarter of 2013, we entered into a secured loan agreement with an unaffiliated lender to borrow $7.5 million for a term of five years. In the first quarter of 2014, FFI entered into an amendment to this loan agreement pursuant to which we obtained an additional $15.0 million of borrowings. In February, 2015 FFI entered into a second amendment to this loan agreement pursuant to which we obtained an additional $10.3 million of borrowings, increasing our total borrowing under this loan to $30.0 million as of March 31, 2015. In addition, the maturity date was extended to May 2022 and the interest rate on the loan was reduced from ninety day LIBOR plus 4.00% to ninety day LIBOR plus 3.75%. These amendments did not alter any other terms of the Loan Agreement or the loan, other than the increases in the principal amount of the loan and a corresponding increase in the amount of the monthly installments of principal and interest payable on the loan. The amended loan agreement requires us to make monthly payments of principal of $0.25 million plus interest, with a final payment of the unpaid principal balance, in the amount of $8.75 million, plus accrued but unpaid interest, at the maturity date of the loan in May 2022. We have the right, in our discretion, to prepay the loan at any time in whole or, from time to time, in part, without any penalties or premium. As security for our repayment of the loan, we pledged all of the common stock of FFB to the lender. We are required to meet certain financial covenants during the term of the loan, including limits on classified assets and nonperforming assets, the maintenance of required leverage ratios, fixed charge coverage ratios and capital ratios and the maintenance of required liquidity levels at FFI. As of March 31, 2015, the Company was in compliance with all of these covenants. The term loan note agreement also contains restrictions against disposal of assets, incurrence of debt and the payment of dividends without the prior written consent of the lender.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2015 – UNAUDITED

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

The following table sets forth the Company’s unaudited earnings per share calculations for the quarters ended March 31:

	2015		2014
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$2,626	$2,626	$1,462	$1,462

Basic common shares outstanding	7,855,457	7,855,457	7,733,514	7,733,514
Effect of options and restricted stock		355,688		361,300
Diluted common shares outstanding		8,211,145		8,094,814

Earnings per share	$0.33	$0.32	$0.19	$0.18

Based on a weighted average basis, options to purchase 79,125 and 66,125 shares of common stock were excluded for the quarters ended March 31, 2015 and 2014, respectively, because their effect would have been anti-dilutive.

NOTE 9: SEGMENT REPORTING

For the quarters ending March 31, 2015 and 2014, the Company had two reportable business segments: Banking (FFB and FFIS) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the quarters ending March 31:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2015:
Interest income	$13,158	$—	$—	$13,158
Interest expense	1,047	—	240	1,287
Net interest income	12,111	—	(240)	11,871
Provision for loan losses	150	—	-	150
Noninterest income	1,278	5,067	(141)	6,204
Noninterest expense	7,919	4,715	724	13,358
Income (loss) before taxes on income	$5,320	$352	$(1,105)	$4,567

2014:
Interest income	$10,675	$—	$—	$10,675
Interest expense	851	—	74	925
Net interest income	9,824	—	(74)	9,750
Provision for loan losses	235	—	—	235
Noninterest income	1,042	4,625	(116)	5,551
Noninterest expense	6,942	4,842	762	12,546
Income (loss) before taxes on income	$3,689	$(217)	$(952)	$2,520

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our results of operations in the quarter ended March 31, 2015 as compared to our results of operations in the quarter ended March 31, 2014; our financial condition at March 31, 2015 as compared to our financial condition at December 31, 2014. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2014, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (our “2014 10-K”) which we filed with the Securities and Exchange Commission (or SEC) on March 16, 2015.

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

The principal risks and uncertainties to which our businesses are subject are discussed in Item 1A in our 2014 10-K and in this Item 2 below. Therefore, you are urged to read not only the information contained in this Item 2, but also the risk factors and other cautionary information contained in Item 1A of our 2014 10-K, which qualify the forward-looking statements contained in this report.

Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this Report or in our 2014 10-K, except as may otherwise be required by applicable law or government regulations.

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

We have two business segments, “Banking” and “Investment Management and Wealth Planning” (or Wealth Management). Banking includes the operations of FFB and FFIS and Wealth Management includes the operations of FFA. The financial position and operating results of the stand-alone holding company, FFI, are included under the caption “Other” in certain of the tables that follow, along with any consolidation elimination entries.

Recent Developments and Overview

As previously reported, on November 25, 2014, the Company and the Bank entered into an merger agreement with Pacific Rim Bank, or Pacific Rim, which provides for a merger pursuant to which (i) Pacific Rim will be merged with and into the Bank, which will be the surviving bank in the merger (ii) the Bank will succeed to all of Pacific Rim’s assets and liabilities, and the separate existence of Pacific Rim will cease, and (iii) each share of Pacific Rim common stock (other than any dissenting shares) will be converted into a right to receive 0.395 of a share of FFI common stock. Based on the number of Pacific Rim shares that were outstanding as of March 31, 2015, it is expected that in the merger FFI will issue a total of 650,012 shares of its common stock to the former Pacific Rim shareholders. Pacific Rim’s headquarters office and banking office are located in Honolulu, Hawaii. As of March 31, 2015, Pacific Rim Bank reported total assets and tangible capital of approximately $130.5 million and $9.5 million, respectively. Consummation of the merger was made subject to the satisfaction of certain conditions, including the approval of the FDIC, the California Department of Business Oversight (or DBO), the Hawaii Department of Financial Institutions (or DFI) and the Pacific Rim’s shareholders. The FDIC, the California DBO and the Hawaiian DFI have all approved the merger. Pacific Rim has scheduled a special shareholders’ meeting for June 12, 2015 at which its shareholders will be voting on approval of the merger. We expect that the merger will be consummated by the end of June 2015, however, there is no assurance that the approval of Pacific Rim’s shareholders will be obtained. The foregoing summary of the terms of the merger agreement is not intended to be complete and is qualified in its entirety by reference to that agreement, which was attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on December 1, 2014.

In the second quarter of 2013, we entered into a secured loan agreement with an unaffiliated lender to borrow $7.5 million for a term of five years. In the first quarter of 2014, we entered into an amendment to this loan agreement pursuant to which we obtained an additional $15.0 million of borrowings. This amendment did not alter any of the terms of the loan agreement or the loan, other than to increase the principal amount and to correspondingly increase the amount of the monthly installments of principal and interest payable on the loan. In the first quarter of 2015, we entered into a second amendment to this loan agreement pursuant to which, we obtained an additional $10.3 million of borrowings, bringing the outstanding balance of this loan to $30.0 million as of February 28, 2015. This second amendment also reduced the interest rate on this loan to 3.75% over ninety day LIBOR from 4.00% over ninety day LIBOR, extended the maturity date of this loan to May 1, 2022 and made corresponding changes to the amount of the principal payments required to be made by us on this loan. This loan, as amended, is payable by us in 96 monthly installments of principal, each in the amount of $0.25 million, plus accrued and unpaid interest, which commenced on April 1, 2015 and will continue to and including April 1, 2022, with a final installment in the amount of $8.75 million, plus all remaining accrued but unpaid interest, due and payable on May 1, 2022. We have the right, however, to prepay the principal amount of the Term Loan, at any time in whole or from time to time in part, without our having to pay any premium or penalty. We are required to meet certain financial covenants during the term of the loan. As security for our repayment of the loan, we pledged all of the common stock of FFB to the lender. See “Financial Condition—Term Loan” below for additional information regarding this loan.

We have continued to grow both our Banking and Wealth Management operations. Comparing the first quarter of 2015 to the first quarter of 2014, we have increased our revenues (net interest income and noninterest income) by 18%. This growth in revenues is the result of the growth in Banking’s total interest-earning assets and the growth in Wealth Management’s assets under management (or “AUM”). During the first quarter of 2015, total loans in Banking increased by $103 million of 9% while the AUM in Wealth Management increased by $148 million or 5% and totaled $3.37 billion as of March 31, 2015. The growth in AUM includes the addition of $228 million of new accounts and $31 million of gains realized in client accounts during the first quarter of 2015.

The results of operations for Banking and Wealth Management reflect the benefits of this growth. Income before taxes for Banking increased $1.6 million from $3.7 million in the first quarter of 2014 to $5.3 million in the first quarter of 2015. Income before taxes for Wealth Management increased $0.6 million from a loss before taxes of $0.2 million in the first quarter of 2014 to income before taxes of $0.4 million in the first quarter of 2015. On a consolidated basis, income before taxes increased $2.1 million from $2.5 million in the first quarter of 2014 to $4.6 million in the first quarter of 2015.

Results of Operations

Our net income for the first quarter of 2015 was $2.6 million, as compared to $1.5 million for first quarter of 2014. Income before taxes increased $2.1 million from $2.5 million in the first quarter of 2014 to $4.6 million in the first quarter of 2015. The effective tax rate increased to 42.5% in the first quarter of 2015 as compared to 42.0% in the first quarter of 2014.

The primary sources of revenue for Banking are net interest income, fees from its deposits, trust and insurance services, and certain loan fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of AUM and fees charged for consulting and administrative services. Compensation and benefit costs, which represent the largest component of noninterest expense accounted for 66% and 79% of the total noninterest expense for Banking and Wealth Management, respectively, in the first quarter of 2015.

The following tables show key operating results for each of our business segments for the quarters ended March 31:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2015:
Interest income	$13,158	$—	$—	$13,158
Interest expense	1,047	—	240	1,287
Net interest income	12,111	—	(240)	11,871
Provision for loan losses	150	—	—	150
Noninterest income	1,278	5,067	(141)	6,204
Noninterest expense	7,919	4,715	724	13,358
Income (loss) before taxes on income	$5,320	$352	$(1,105)	$4,567
2014:
Interest income	$10,675	$—	$—	$10,675
Interest expense	851	—	74	925
Net interest income	9,824	—	(74)	9,750
Provision for loan losses	235	—	—	235
Noninterest income	1,042	4,625	(116)	5,551
Noninterest expense	6,942	4,842	762	12,546
Income (loss) before taxes on income	$3,689	$(217)	$(952)	$2,520

General. Consolidated income before taxes for the first quarter of 2015 was $4.6 million as compared to $2.5 million for the first quarter of 2014. This increase was due to increases in income before taxes of Banking and Wealth Management of $1.6 million and $0.6 million, respectively, which was partially offset by a $0.2 million increase in corporate interest and noninterest expenses. The $1.6 million increase in income before taxes for Banking was due primarily to higher net interest income, higher noninterest income which were partially offset by higher noninterest expenses. The $0.6 million increase in income before taxes for Wealth Management was primarily due to higher noninterest income. The $0.2 million increase in corporate interest and noninterest expenses was primarily due to increases in interest costs related to the higher balance of the term note.

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

	2015			2014
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$1,201,965	$12,101	4.03%	$925,893	$10,104	4.37%
Securities	135,526	815	2.41%	63,675	392	2.46%
FHLB stock, fed funds and deposits	28,662	242	3.42%	49,267	179	1.48%
Total interest-earning assets	1,366,153	13,158	3.86%	1,038,835	10,675	4.12%

Noninterest-earning assets:
Nonperforming assets	1,384			3,112
Other	18,907			16,410
Total assets	$1,386,444			$1,058,357

Interest-bearing liabilities:
Demand deposits	$289,101	308	0.43%	$221,199	278	0.51%
Money market and savings	185,158	270	0.59%	124,945	151	0.49%
Certificates of deposit	248,418	345	0.56%	255,267	375	0.60%
Total interest-bearing deposits	722,677	923	0.52%	601,411	804	0.54%
Borrowings	305,906	364	0.48%	151,582	121	0.32%
Total interest-bearing liabilities	1,028,583	1,287	0.51%	752,993	925	0.50%

Noninterest-bearing liabilities:
Demand deposits	246,225			210,330
Other liabilities	10,551			7,200
Total liabilities	1,285,359			970,523
Stockholders’ equity	101,085			87,834
Total liabilities and equity	$1,386,444			$1,058,357

Net Interest Income		$11,871			$9,750

Net Interest Rate Spread			3.35%			3.62%

Net Yield on Interest-earning Assets			3.48%			3.76%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes between the first quarter of 2015 as compared to first quarter of 2014.

	Increase (Decrease) due to		Net Increase (Decrease)
(dollars in thousands)	Volume	Rate

Interest earned on:
Loans	$2,795	$(798)	$1,997
Securities	432	(9)	423
FHLB stock, fed funds and deposits	(99)	162	63
Total interest-earning assets	3,128	(645)	2,483

Interest paid on:
Demand deposits	76	(46)	30
Money market and savings	84	35	119
Certificates of deposit	(10)	(20)	(30)
Borrowings	165	78	243
Total interest-bearing liabilities	315	47	362

Net interest income	$2,813	$(692)	$2,121

Net interest income increased 22% from $9.8 million in the first quarter of 2014, to $11.9 million in the first quarter of 2015 due primarily to a 32% increase in interest-earning assets which was partially offset by a decrease in our net interest rate spread. The decrease in the net interest rate spread from 3.62% for the first quarter of 2014 to 3.35% for the first quarter of 2015 was due to a decrease in yield on total interest earning assets. The decrease in yield on interest earning assets from 4.12% to 3.86% was due to an increase in the proportion of lower yielding securities to total interest earning assets and a decrease in the yield on loans. That decrease was due to prepayments of higher yielding loans and the addition of loans at current market rates which are lower than the current yield on our loan portfolio. The rate on interest bearing liabilities increased slightly as an increase in the rates paid on borrowings was partially offset by a slight decrease in the rates paid on interest bearing deposits. The increase in the rates paid on borrowings was primarily due to the higher proportion of borrowings being from the term loan which bears interest at ninety day Libor plus 3.75% per annum as compared to the FHLB weighted average borrowing rate of 0.18% during the first quarter of 2015.

Provision for loan losses. The provision for loan losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. The provision for loan losses in the first quarter of 2015 and the first quarter of 2014 was $0.2 million. We did not recognize any loan chargeoffs in the first quarters of 2015 and 2014.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the quarters ended March 31:

(dollars in thousands)	2015	2014

Trust fees	$581	$487
Consulting fees	289	—
Deposit charges	95	93
Prepayment fees	186	52
Other	127	410
Total noninterest income	$1,278	$1,042

The $0.2 million increase in noninterest income for Banking in the first quarter of 2015 as compared to the first quarter of 2014 was due primarily to a $0.3 million increase in consulting fees. In June of 2014, the foundation and family consulting activities were transferred from Wealth Management to Banking and, as a result, the related revenues are now recognized under Banking.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides a breakdown of noninterest income for Wealth Management for the quarters ended March 31:

(dollars in thousands)	2015	2014

Asset management fees	$5,039	$4,368
Consulting fees	39	263
Other	(11)	(6)
Total noninterest income	$5,067	$4,625

The $0.4 million increase in noninterest income in Wealth Management in the first quarter of 2015 as compared to the first quarter of 2014 was primarily due to increases in asset management fees of 15%, which was partially offset by a decrease in consulting fees resulting from the transfer of foundation and family consulting activities to Banking in June of 2014. The increase in asset management fees was primarily due to the 24% increase in the AUM balances used for computing the asset management fees in 2015 as compared to 2014, which was partially offset by lower fees realized on $204 million of average balances of AUM managed under subadvisory agreements.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the quarters ended March 31:

	Banking		Wealth Management
(dollars in thousands)	2015	2014	2015	2014

Compensation and benefits	$5,190	$4,520	$3,732	$3,728
Occupancy and depreciation	1,446	1,284	464	515
Professional services and marketing	484	503	373	464
Other expenses	799	635	146	135
Total noninterest expense	$7,919	$6,942	$4,715	$4,842

The $1.0 million increase in noninterest expense in Banking in the first quarter of 2015 as compared to the first quarter of 2014, was due primarily to increases in staffing and costs associated with the Bank’s continued growth of loans and deposits. Compensation and benefits for Banking increased $0.7 million during in the first quarter of 2015 as compared to the first quarter of 2014 as the number of full-time equivalent employees, (or FTE) in Banking increased to 158.0 during the first quarter of 2015 from 136.3 during the first quarter of 2014. The $0.3 million combined increase in occupancy and depreciation and other expenses in the first quarter of 2015 as compared to the first quarter of 2014, reflected additional costs related to the higher level of employees and the larger balances of loans and deposits.

Noninterest expense in Wealth Management in the first quarter of 2015 was comparable to the first quarter of 2014 as increased costs related to our continuing growth were offset by the reduced costs related to the transfer of foundation and family consulting activities to Banking in June of 2014.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other, as of:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
March 31, 2015:
Cash and cash equivalents	$35,184	$3,434	$(3,300)	$35,318
Securities AFS	136,640	—	—	136,640
Loans, net	1,258,643	186	—	1,258,829
Premises and equipment	1,762	622	100	2,484
FHLB Stock	17,061	—	—	17,061
Deferred taxes	8,503	632	278	9,413
REO	334	—	—	334
Other assets	5,131	403	988	6,522
Total assets	$1,463,258	$5,277	$(1,934)	$1,466,601

Deposits	$978,081	$—	$(16,924)	$961,157
Borrowings	363,000	—	30,000	393,000
Intercompany balances	1,041	522	(1,563)	—
Other liabilities	4,617	1,472	2,833	8,922
Shareholders’ equity	116,519	3,283	(16,280)	103,522
Total liabilities and equity	$1,463,258	$5,277	$(1,934)	$1,466,601

December 31, 2014:
Cash and cash equivalents	$29,585	$3,750	$(3,643)	$29,692
Securities AFS	138,270	—	—	138,270
Loans, net	1,156,021	221	—	1,156,242
Premises and equipment	1,539	548	100	2,187
FHLB Stock	12,361	—	—	12,361
Deferred taxes	9,196	601	(49)	9,748
REO	334	—	—	334
Other assets	4,827	500	1,263	6,590
Total assets	$1,352,133	$5,620	$(2,329)	$1,355,424

Deposits	$972,319	$—	$(9,365)	$962,954
Borrowings	263,000	—	19,886	282,886
Intercompany balances	1,287	73	(1,360)	—
Other liabilities	6,352	2,486	1,250	10,088
Shareholders’ equity	109,175	3,061	(12,740)	99,496
Total liabilities and equity	$1,352,133	$5,620	$(2,329)	$1,355,424

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the first quarter of 2015, total assets for the Company and FFB increased by $111 million. For FFB, during the first quarter of 2015, loans and deposits increased $103 million and $6 million, respectively, cash and cash equivalents increased by $5.6 million, securities AFS decreased by $1.6 million and FHLB advances increased by $100 million. Borrowings at FFI increased by $10 million during the first quarter of 2015.

Cash and cash equivalents, certificates of deposit and securities: Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased $5.6 million during the first quarter of 2015. Changes in cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale: The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2015:
US Treasury security	$300	$—	$—	$300
FNMA and FHLB Agency notes	10,496	11	(63)	10,444
Agency mortgage-backed securities	123,049	2,847	—	125,896
Total	$133,845	$2,858	$(63)	$136,640

December 31, 2014:
US Treasury security	$300	$—	$—	$300
FNMA and FHLB Agency notes	10,496	—	(219)	10,277
Agency mortgage-backed securities	125,944	1,881	(132)	127,693
Total	$136,740	$1,881	$(351)	$138,270

The US Treasury Securities are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations.

The scheduled maturities of securities AFS, other than agency mortgage backed securities, and the related weighted average yield is as follows as of March 31, 2015:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$—	$300	$—	$—	$300
FNMA and FHLB Agency notes	—	5,000	5,496	—	10,496
Total	$—	$5,300	$5,496	$—	$10,796
Weighted average yield	0.00%	1.60%	1.89%	0.00%	1.75%

Estimated Fair Value:
US Treasury securities	$—	$300	$—	$—	$300
FNMA and FHLB Agency notes	—	4,964	5,480	—	10,444
Total	$—	$5,264	$5,480	$—	$10,744

Agency mortgage backed securities are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities as of March 31, 2015 was 2.48%.

Loans. The following table sets forth our loans, by loan category, as of:

	March 31, 2015	December 31, 2014
Recorded investment balance:
Loans secured by real estate:
Residential properties:
Multifamily	$508,732	$481,491
Single family	393,168	360,644
Total real estate loans secured by residential properties	901,900	842,135
Commercial properties	224,481	205,320
Land and construction	5,325	4,309
Total real estate loans	1,131,706	1,051,764
Commercial and industrial loans	95,419	93,537
Consumer loans	42,077	21,125
Total loans	1,269,202	1,166,426
Premiums, discounts and deferred fees and expenses	(73)	(34)
Total	$1,269,129	$1,166,392

The $103 million increase in loans during the first quarter of 2015 was the result of loan originations and funding of existing credit commitments of $163 million, offset by $60 million of payoffs and scheduled principal payments.

The scheduled maturities, as of December 31, 2014 of the performing loans categorized as land loans and as commercial and industrial loans, are as follows:

	Scheduled Maturity			Loans With a Scheduled Maturity After One Year
(dollars in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Loans With Fixed Rates	Loan With Adjustable Rates

Land and construction loans	$653	$—	$1,426	$645	$781
Commercial and industrial loans	$55,301	$20,826	$17,067	$29,768	$8,125

Deposits: The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	March 31, 2015		December 31, 2014
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$252,397	—	$246,137	—
Interest-bearing	280,610	0.447%	291,509	0.502%
Money market and savings	187,644	0.599%	171,958	0.626%
Certificates of deposits	240,506	0.548%	253,350	0.619%
Total	$961,157	0.385%	$962,954	0.427%

As market interest rates have continued to decline, during the first quarter of 2015 we were able to reduce the weighted average rate of our interest bearing deposits from 0.57% at December 31, 2014 to 0.52% at March 31, 2015, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits have decreased from 0.43% at December 31, 2014 to 0.39% at March 31, 2015.

The maturities of our certificates of deposit of $100,000 or more were as follows as of March 31, 2015:

(dollars in thousands)

3 months or less	$70,818
Over 3 months through 6 months	67,598
Over 6 months through 12 months	70,147
Over 12 months	18,346
Total	$226,909

FFB utilizes a third party program called CDARs which allows FFB to transfer funds of its clients in excess of the FDIC insurance limit (currently $250,000) to other institutions in exchange for an equal amount of funds from clients of these other institutions. This has allowed FFB to provide FDIC insurance coverage to its clients. As of March 31, 2015, FFB held $74.4 million of CDARs deposits. Under certain regulatory guidelines, these deposits are considered brokered deposits. As of March 31, 2015, FFB did not have any other brokered certificates of deposit.

Borrowings: At March 31, 2015, our borrowings consisted of $363.0 million of overnight FHLB advances at FFB and a $30.0 million term loan at FFI. At December 31, 2014, our borrowings consisted of $263 million of overnight FHLB advances at FFB and a $20 million term loan at FFI. The FHLB advances were paid in full in the early parts of April 2015 and January 2015, respectively. Because FFB utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of overnight borrowings during the first quarter of 2015 was $282.4 million, as compared to $144.5 million during the first quarter of 2014. The weighted average interest rate on these overnight borrowings was 0.18% for the first quarter of 2015, as compared to 0.13% during the first quarter of 2014. The maximum amount of overnight borrowings outstanding at any month-end during the first quarter of 2015 and during the entirety of 2014, was $363 million and $263 million, respectively.

Term Loan. In the second quarter of 2013, we entered into a secured loan agreement with an unaffiliated lender to borrow $7.5 million for a term of five years. In the first quarter of 2014, we entered into an amendment to this loan agreement pursuant to which we obtained an additional $15.0 million of borrowings. This amendment did not alter any of the terms of the loan agreement or the loan, other than to increase the principal amount and to correspondingly increase the amount of the monthly installments of principal and interest payable on the loan. In the first quarter of 2015, we entered into a second amendment to this loan agreement pursuant to which, we obtained an additional $10.3 million of borrowings, bringing the outstanding balance of this loan to $30.0 million as of February 28, 2015. This second amendment also reduced the interest rate on this loan to 3.75% over ninety day LIBOR from 4.00% over ninety day LIBOR, extended the maturity date of this loan to May 1, 2022 and made corresponding changes to the amount of the principal payments required to be made by us on this loan. This loan, as amended, is payable by us in 96 monthly installments of principal, each in the amount of $0.25 million, plus accrued and unpaid interest, which commenced on April 1, 2015 and will continue to and including April 1, 2022, with a final installment in the amount of $8.75 million, plus all remaining accrued but unpaid interest, due and payable on May 1, 2022. We have the right, however, to prepay the principal amount of the Term Loan, at any time in whole or from time to time in part, without our having to pay any premium or penalty. We have pledged all of the common stock of FFB to the lender as security for the performance of our payment and other obligations under the loan agreement. The loan agreement obligates us to meet certain financial covenants, including the following:

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

As of March 31, 2015, we were in compliance with all of those financial covenants and we expect to be in compliance with those covenants for the foreseeable future.

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

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
March 31, 2015:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$901,900	$901,900
Commercial properties	1,194	—	805	770	2,769	221,712	224,481
Land and construction	—	—	—	—	—	5,325	5,325
Commercial and industrial loans	1,445	1,373	357	349	3,524	91,895	95,419
Consumer loans	—	—	793	113	906	41,171	42,077
Total	$2,639	$1,373	$1,955	$1,232	$7,199	$1,262,003	$1,269,202

Percentage of total loans	0.21%	0.11%	0.15%	0.10%	0.57%

December 31, 2014:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$842,135	$842,135
Commercial properties	—	805	200	596	1,601	203,719	205,320
Land and construction	—	—	651	—	651	3,658	4,309
Commercial and industrial loans	2,092	289	700	342	3,423	90,114	93,537
Consumer loans	—	—	637	163	800	20,325	21,125
Total	$2,092	$1,094	$2,188	$1,101	$6,475	$1,159,951	$1,166,426

Percentage of total loans	0.18%	0.09%	0.19%	0.09%	0.56%

As of March 31, 2015 and December 31, 2014, the Company had two loans with an aggregate balance of $0.5 million classified as troubled debt restructurings (“TDR”), all of which are included as nonaccrual in the table above.

The following is a breakdown of our loan portfolio by the risk category of loans as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
March 31, 2015:
Real estate loans:
Residential properties	$899,807	$2,051	$—	$42	$901,900
Commercial properties	217,339	—	200	6,942	224,481
Land and construction	5,325	—	—	—	5,325
Commercial and industrial loans	83,599	1,744	1,544	8,532	95,419
Consumer loans	41,964	—	—	113	42,077
Total	$1,248,034	$3,795	$1,744	$15,629	$1,269,202

December 31, 2014:
Real estate loans:
Residential properties	$841,538	$554	$—	$43	$842,135
Commercial properties	198,112	1,266	200	5,742	205,320
Land and construction	4,309	—	—	—	4,309
Commercial and industrial loans	81,067	5,276	1,559	5,635	93,537
Consumer loans	20,962	—	47	116	21,125
Total	$1,145,988	$7,096	$1,806	$11,536	$1,166,426

We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. We measure impairment using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the properties collateralizing the loan. Impairment losses are included in the ALLL through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of the property collateralizing an impaired loan are considered in computing the provision for loan losses. Loans collectively reviewed for impairment include all loans except for loans which are individually reviewed based on specific criteria, such as delinquency, debt coverage, adequacy of collateral and condition of property collateralizing the loans. Impaired loans include nonaccrual loans (excluding those collectively reviewed for impairment), certain restructured loans and certain performing loans less than 90 days delinquent (“other impaired loans”) which we believe are not likely to be collected in accordance with the contractual terms of the loans.

In 2012, we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	March 31, 2015	December 31, 2014
Outstanding principal balance:
Loans secured by real estate:
Commercial properties	$204	$206
Land and construction	—	—
Total real estate loans	204	206
Commercial and industrial loans	1,971	2002
Consumer loans	5	249
Total loans	2,180	2,457
Unaccreted discount on purchased credit impaired loans	(436)	(651)
Total	$1,744	$1,806

 Allowance for Loan Losses.

The following table summarizes the activity in our ALLL for the periods indicated:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter ended March 31, 2015:
Real estate loans:
Residential properties	$6,586	$(139)	$—	$—	$6,447
Commercial properties	1,526	(57)	—	—	1,469
Commercial and industrial loans	1,897	183	—	—	2,080
Consumer loans	141	163	—	—	304
Total	$10,150	$150	$—	$—	$10,300

Year ended December 31, 2014:
Real estate loans:
Residential properties	$6,157	$429	$—	$—	$6,586
Commercial properties	1,440	86	—	—	1,526
Commercial and industrial loans	2,149	(252)	—	—	1,897
Consumer loans	169	(28)	—	—	141
Total	$9,915	$235	$—	$—	$10,150

Excluding the loans acquired in an acquisition and any ALLL allocated to these loans, our ALLL as a percentage of total loans was 0.81%, and 0.87% as of March 31, 2015 and December 31, 2014, respectively.

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

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
March 31, 2015:
Allowance for loan losses:
Real estate loans:
Residential properties	$21	$6,426	$—	$6,447	$25
Commercial properties	40	1,429	—	1,469	158
Land and construction	—	—	—	—	4
Commercial and industrial loans	1,178	902	—	2,080	30
Consumer loans	—	304	—	304	—
Total	$1,239	$9,061	$—	$10,300	$217
Loans:
Real estate loans:
Residential properties	$42	$901,858	$—	$901,900	$2,732
Commercial properties	6,942	217,339	200	224,481	19,257
Land and construction	—	5,325	—	5,325	436
Commercial and industrial loans	8,532	85,343	1,544	95,419	5,037
Consumer loans	113	41,964	—	42,077	7
Total	$15,629	$1,251,829	$1,744	$1,269,202	$27,469

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
December 31, 2014:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,586	$—	$6,586	$26
Commercial properties	26	1,500	—	1,526	193
Land and construction	—	—	—	—	4
Commercial and industrial loans	686	1,211	—	1,897	45
Consumer loans	—	141	—	141	—
Total	$712	$9,438	$—	$10,150	$268
Loans:
Real estate loans:
Residential properties	$43	$842,092	$—	$842,135	$2,861
Commercial properties	5,742	199,378	200	205,320	21,126
Land and construction	—	4,309	—	4,309	1,099
Commercial and industrial loans	5,635	86,343	1,559	93,537	5,893
Consumer loans	116	20,962	47	21,125	8
Total	$11,536	$1,153,084	$1,806	$1,166,426	$30,987

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in the DCB acquisition, and the stated principal balance of the related loans. The discount is equal to 0.79% and 0.86% of the stated principal balance of these loans as of March 31, 2015 and December 31, 2014, respectively. In addition to this unaccreted credit component discount, an additional $0.2 million and of the ALLL has been provided for these loans as of March 31, 2015.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of shares by FFI. The remaining balances of the Company’s lines of credit available to draw down totaled $78.8 million at March 31, 2015.

Cash Flows Provided by Operating Activities. During the quarter ended March 31, 2015, operating activities provided net cash of $2.3 million, comprised primarily of our net income of $2.6 million. During the year ended December 31, 2014, operating activities provided net cash of $9.4 million, comprised primarily of our net income of $8.4 million.

Cash Flows Used in Investing Activities. During the quarter ended March 31, 2015, investing activities used net cash of $105.0 million, primarily to fund a $102.5 million net increase in loans. During the year ended December 31, 2014, investing activities used net cash of $340.3 million, primarily to fund a $262.3 million net increase in loans and a $83.5 million net increase in securities AFS.

Cash Flow Provided by Financing Activities. During the quarter ended March 31, 2015, financing activities provided net cash of $108.4 million, consisting primarily of a $10.1 million borrowing under a term note and a $100.0 million increase in FHLB advances. During the year ended December 31, 2014, financing activities provided net cash of $303.7 million, consisting primarily of a net increase of $160.9 million in deposits and a net increase of $141.8 million in borrowings.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2015 and December 31, 2014, the loan-to-deposit ratios at FFB were 128.7% and 118.9%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of March 31, 2015:

(dollars in thousands)
Commitments to fund new loans	$48,337
Commitments to fund under existing loans, lines of credit	117,729
Commitments under standby letters of credit	7,252

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of March 31, 2015, FFB was obligated on $68.5 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $56.0 million of deposits from the State of California.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
March 31, 2015
CET1 capital ratio	$99,685	10.02%	$44,766	4.50%
Tier 1 leverage ratio	99,685	7.19%	55,431	4.00%
Tier 1 risk-based capital ratio	99,685	10.02%	59,688	6.00%
Total risk-based capital ratio	110,436	11.10%	79,584	8.00%

December 31, 2014
Tier 1 leverage ratio	$95,582	7.32%	$52,200	4.00%
Tier 1 risk-based capital ratio	95,582	11.02%	34,700	4.00%
Total risk-based capital ratio	106,132	12.23%	69,399	8.00%

FFB
March 31, 2015
CET1 capital ratio	$112,193	11.40%	$44,285	4.50%	$63,967	6.50%
Tier 1 leverage ratio	112,193	8.13%	55,222	4.00%	69,028	5.00%
Tier 1 risk-based capital ratio	112,193	11.40%	59,046	6.00%	78,728	8.00%
Total risk-based capital ratio	122,944	12.49%	78,728	8.00%	98,411	10.00%

December 31, 2014
Tier 1 leverage ratio	$105,261	8.09%	$52,036	4.00%	$65,045	5.00%
Tier 1 risk-based capital ratio	105,261	12.18%	34,572	4.00%	51,858	6.00%
Total risk-based capital ratio	115,811	13,40%	69,144	8.00%	86,340	10.00%

As of each of the dates set forth in the above table, the Company (on a consolidated basis) exceeded the minimum required capital ratios applicable to it and FFB (on a stand-alone basis) qualified as a well-capitalized depository institution under the capital adequacy guidelines described above.

The CET-1 capital ratio means the ratio of Common Equity Tier 1 to risk weighted assets.  It is a new capital measure that became applicable to most banking institutions in the United States, including the Company and FFB, as of January 1, 2015, pursuant to what is commonly referred to as the “Basel III” rules adopted by the Federal Reserve Board and the FDIC.

As of March 31, 2015, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $43.2 million for the Tier 1 Leverage Ratio, $33.3 million for the Tier 1 risk-based capital ratio and $24.4 million for the Total risk-based capital ratio. No conditions or events have occurred since March 31, 2015 which we believe have changed FFI’s or FFB’s capital adequacy classifications from those set forth in the above table.

During the first quarter of 2015, and during the entirety of 2014, FFI made capital contributions to FFB of $3.0 million and $10.0 million, respectively. As of March 31, 2015, FFI had $16.1 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

We did not pay dividends in 2015 or 2014 and we have no plans to pay dividends at least for the foreseeable future. Instead, it is our intention to retain internally generated cash flow to support our growth. Moreover, the payment of dividends is subject to certain regulatory restrictions and the agreement governing the term loan requires the consent of the lender before we  may pay dividends to our shareholders.

We had no material commitments for capital expenditures as of March 31, 2015.

ITEM 4.	CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31 2015, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the Commission on March 16, 2015.

ITEM 5.	OTHER INFORMATION

As reported in a Current Report on Form 8-K that we filed with the SEC on May 8, 2015, David S. DePillo has been appointed as President of FFB, our wholly-owned banking subsidiary, pursuant to an employment agreement which was entered into and became effective on May 11, 2015 and, unless sooner terminated, will continue in effect until December 31, 2018.  A summary of the material terms of that employment agreement is contained in Item 1.01 of the above-referenced Current Report on Form 8-K and that summary is incorporated herein by this reference.  However, that summary was not intended to be complete and is qualified in its entirety by reference to the employment agreement and the change in control agreement, copies of which are attached as Exhibits 10.21 and 10.22 to this Quarterly Report on Form 10-Q.

ITEM 6.	EXHIBITS
(a)	Exhibits.

Exhibit No.	Description of Exhibit
10.21#	Employment Agreement, dated May 11, 2015 by and between First Foundation Bank and David DePillo.
10.22#	Change of Control Agreement, dated May 11, 2015, by and between First Foundation Inc. and David DePillo.
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Furnished and not filed.
#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: May 11, 2015	By:	/s/ JOHN M. MICHEL
John M. Michel
Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

10.21#	Employment Agreement, dated May 11, 2015 by and between First Foundation Bank and David DePillo.

10.22#	Change of Control Agreement, dated May 11, 2015, by and between First Foundation Inc. and David DePillo.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Furnished and not filed.
#	Management contract or compensatory plan.

E-1