Form 10-K/A
period 2014-12-31
First Foundation Inc.
filed 2015-08-03
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

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

18101 Von Karman Avenue, Suite 700

Irvine, CA 92612

(Address of Principal Executive Offices, Zip code)

(949) 202-4160

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock, par value $0.001 per share.

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).    Yes  ☐    No  ☒

No market existed for registrant’s Common Stock on either the last day of the second quarter of fiscal 2014. Registrant’s shares were listed and commenced trading on the NASDAQ Global Stock Market on November 3, 2014.

As of June 30, 2015, a total of 8,785,533 shares of registrant’s Common Stock were outstanding.

DOCUMENT INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

The purpose of this Annual Report on Form 10-K/A is to amend and restate the Index of Exhibits of First Foundation Inc.’s Annual Report on Form 10-K for the year ended December 31, 2014, which was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2015 (the “2014 10-K”), to include information previously inadvertently omitted.

Except as expressly stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on March 16, 2014 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2014 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the 2014 Form 10-K.

In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A.

Part IV

Item 15. Exhibits and Financial Statement Schedules

Item 15(b) (Exhibit) is hereby amended solely to amend and restate the Index of Exhibits attached to the 2014 Form 10-K to conform to the Index of Exhibits set forth below in this Annual Report on Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

First Foundation Inc.

Date: August 3, 2015	By:	/s/ Scott F. Kavanaugh

	Name:	Scott F. Kavanaugh
	Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott F. Kavanaugh	Chief Executive Officer and Director (Principal Executive Officer)	August 3, 2015
Scott F. Kavanaugh

/s/ John M. Michel	Chief Financial Officer (Principal Financial and Accounting Officer)	August 3, 2015
John M. Michel

Directors:
Ulrich E. Keller, Jr.
James Brakke
Max Briggs
Victoria Collins
Warren D. Fix
John Hakopian
Gerald L. Larsen
Mitchell M. Rosenberg
Jacob Sonenshine

By:	/s/ Scott F. Kavanaugh
Name:	Scott F. Kavanaugh
Title:	Attorney-In-Fact
Date: August 3, 2015

INDEX OF EXHIBITS

Exhibit No.	Description

3.1	Articles of Incorporation of the Company, as amended (incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form 10 filed on October 17, 2013).

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form 10 filed on October 17, 2013).

4.1	Specimen Certificate for Common Stock.

10.1(1)	First Foundation Inc. 2007 Equity Incentive Plan (incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form 10 filed on October 17, 2013).

10.2(1)	First Foundation Inc. 2007 Management Stock Incentive Plan (incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form 10 filed on October 17, 2013).

10.3(1)	Form of Director and Officer Indemnification Agreement (incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form 10 filed on October 17, 2013).

10.4(1)	Amended and Restated Employment Agreement, dated December 31, 2009, by and between the Company, First Foundation Advisors and Ulrich E. Keller, Jr., together with First and Second Amendments thereto (incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form 10 filed on October 17, 2013).

10.5(1)	Amended and Restated Employment Agreement, dated December 31, 2009, by and between the Company, First Foundation Bank and Scott F. Kavanaugh, together with First and Second Amendments thereto (incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form 10 filed on October 17, 2013).

10.6(1)	Amended and Restated Employment Agreement, dated December 31, 2009, by and between First Foundation Advisors and John Hakopian, together with First and Second Amendments thereto (incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form 10 filed on October 17, 2013).

10.7(1)	Change of Control Agreement, dated September 17, 2007, by and between the Company and Ulrich E. Keller, Jr. (incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form 10 filed on October 17, 2013).

10.8(1)	Change of Control Agreement, dated September 17, 2007, by and between the Company and Scott F. Kavanaugh (incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form 10 filed on October 17, 2013).

10.9(1)	Change of Control Agreement, dated September 17, 2007, by and between the Company and John Hakopian (incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form 10 filed on October 17, 2013).

10.10	Agreement and Plan of Merger, as amended, by and among the Company, First Foundation Bank and Desert Commercial Bank, dated June 29, 2011, together with First, Second and Third Amendments thereto (incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form 10 filed on October 17, 2013).

10.11	Earn-Out Agreement, dated August 15, 2012, entered into pursuant to the Agreement and Plan of Merger with Desert Commercial Bank, by and between the Company and Desert Commercial Bank (Incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form 10 filed on October 17, 2013).

Exhibit No.	Description

10.12	Loan Agreement, dated April 19, 2013, by and between First Foundation Bank, as borrower, and NexBank SSB, as lender, together with the Company’s Promissory Note and a Security Agreement entered into by the Company pursuant to the Loan Agreement (incorporated by reference to the same numbered Exhibit to the Company’s Registration Statement on Form 10 filed on October 17, 2013).

10.13(1)	Amended and Restated Employment Agreement, dated December 31, 2009, by and between First Foundation Bank and Dave Rahn, together with First and Second Amendments thereto (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K filed on March 25, 2014.)

10.14(1)	Amended and Restated Employment Agreement, dated December 31, 2009, by and between the Company, First Foundation Bank, First Foundation Advisors and John Michel, together with First and Second Amendments thereto (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 25, 2014).

10.15(1)	Change of Control Agreement, dated September 17, 2007, by and between the Company and Dave Rahn (incorporated by reference to Exhibit 10.15 to the Company’s 10-K filed with the Commission on March 25, 2014).

10.16(1)	Change of Control Agreement, dated September 17, 2007, by and between Keller Financial Group (predecessor of the Company) and John Michel (incorporated by reference to the Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on March 25, 2014).

10.17	First Amendment to Loan Agreement with NexBank SSB (incorporated by reference to Exhibit 10.98 to the Company’s Current Report on Form 8-K dated March 25, 2014, filed on March 27, 2014).

10.18	Amended & Restated Promissory Note issued by the Company to NexBank SSB pursuant to the First Amendment to Loan Agreement (incorporated by reference to Exhibit 10.99 to the Company’s Current Report on Form 8-K dated March 25, 2014, filed on March 27, 2014).

10.19	Agreement and Plan of Merger, dated as of November 25, 2014, by and among the Company, First Foundation Bank and Pacific Rim Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated November 25, 2014, filed on December 1, 2014).

10.20	Second Amendment to Loan Agreement with NexBank (incorporated by reference to Exhibit 10.98 to the Company’s Current Report on Form 8-K dated February 27, 2015, filed on March 3, 2015.)

10.21	Second Amended & Restated Promissory Note issued to NexBank pursuant to the Second Amendment to Loan Agreement (incorporated by reference to Exhibit 10.99 to the Company’s Current Report on Form 8-K dated February 27, 2015, filed on March 3, 2015).

14.1	Code of Conduct for the Chief Executive Officer and Other Senior Financial Officers (incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on March 25, 2014).

21.1	Subsidiaries of the Registrant (incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

23.1	Consent of Vavrinek, Trine, Day & Co., LLP, independent registered public accounting firm (incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

Exhibit No.	Description

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

31.3	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

32.2(2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to the same numbered Exhibit to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

101.INS	XBRL Instance Document (incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

101.SCH	XBRL Taxonomy Extension Schema Linkbase Document (incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document (incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document (incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (incorporated by reference to Exhibit 101 to the Company’s Annual Report on Form 10-K filed on March 16, 2015).

(1)	Management contract or compensatory plan.
(2)	The certifications attached as Exhibit 32.1, and 32.2 accompanying this Annual Report on Form 10-K/A, are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of First Foundation Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K/A, irrespective of any general incorporation language contained in such filing.