Form 10-Q
period 2015-06-30
First Foundation Inc.
filed 2015-08-14
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

15,022,899 shares of Common Stock, par value $0.001 per share, as of August 12, 2015

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2015

TABLE OF CONTENTS

		Exhibit No.

Part I. Financial Information

Item 1.	Financial Statements	1

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 4.	Controls and Procedures	38

Part II. Other Information

Item 1A	Risk Factors	38

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 5	Other Information	38

Item 6	Exhibits	39

SIGNATURES		S-1

EXHIBITS		E-1

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2015	December 31, 2014
	(unaudited)
ASSETS

Cash and cash equivalents	$172,844	$29,692
Securities available-for-sale (“AFS”)	144,250	138,270
Loans held for sale	113,325	—
Loans, net of deferred fees	1,405,771	1,166,392
Allowance for loan and lease losses (“ALLL”)	(10,800)	(10,150)
Net loans	1,394,971	1,156,242

Investment in FHLB stock	13,290	12,361
Premises and equipment, net	2,349	2,187
Deferred taxes	13,726	9,748
Real estate owned (“REO”)	4,492	334
Goodwill and intangibles	1,729	197
Other assets	8,704	6,393
Total Assets	$1,869,680	$1,355,424

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$1,266,318	$962,954
Borrowings	472,250	282,886
Accounts payable and other liabilities	9,110	10,088
Total Liabilities	1,747,678	1,255,928

Commitments and contingencies	—	—
Shareholders’ Equity
Common Stock, par value $.001: 20,000,000 shares authorized; 8,785,533 and 7,845,182 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	9	8
Additional paid-in-capital	95,854	78,204
Retained earnings	25,952	20,384
Accumulated other comprehensive income, net of tax	187	900
Total Shareholders’ Equity	122,002	99,496

Total Liabilities and Shareholders’ Equity	$1,869,680	$1,355,424

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Interest income:
Loans	$13,362	$10,227	$25,463	$20,331
Securities AFS	822	550	1,637	942
Fed funds sold, FHLB stock and deposits	809	154	1,051	333
Total interest income	14,993	10,931	28,151	21,606

Interest expense:
Deposits	1,115	838	2,038	1,642
Borrowings	454	277	818	398
Total interest expense	1,569	1,115	2,856	2,040

Net interest income	13,424	9,816	25,295	19,566

Provision for loan losses	753	—	903	235

Net interest income after provision for loan losses	12,671	9,816	24,392	19,331

Noninterest income:
Asset management, consulting and other fees	5,922	5,202	11,772	10,241
Other income	498	1,214	852	1,726
Total noninterest income	6,420	6,416	12,624	11,967

Noninterest expense:
Compensation and benefits	9,390	8,034	18,570	16,514
Occupancy and depreciation	1,968	1,804	3,925	3,632
Professional services and marketing costs	1,512	2,099	2,570	3,348
Other expenses	1,104	1,934	2,267	2,923
Total noninterest expense	13,974	13,871	27,332	26,417

Income before taxes on income	5,117	2,361	9,684	4,881
Taxes on income	2,175	1,094	4,116	2,152
Net income	$2,942	$1,267	$5,568	$2,729

Net income per share:
Basic	$0.36	$0.16	$0.70	$0.35
Diluted	$0.35	$0.16	$0.67	$0.34
Shares used to compute net income per share:
Basic	8,070,386	7,734,231	7,963,515	7,733,874
Diluted	8,449,703	8,145,097	8,330,632	8,141,641

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock				Accumulated Other
	Number of Shares	Amount	Additional Paid-in-Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance: December 31, 2014	7,845,182	$8	$78,204	$20,384	$900	$99,496
Net income	—	—	—	5,568	—	5,568
Other comprehensive income	—	—	—	—	(713)	(713)
Stock based compensation	—	—	253	—	—	253
Issuance of common stock:
Exercise of options	11,000	1	140	—	—	140
Payout of contingent consideration	31,064	—	452	—	—	452
Sale of stock	272,035	—	5,000	—	—	5,000
Stock issued in acquisition	621,345	—	11,805	—	—	11,806
Issuance of restricted stock	4,907	—	—	—	—	—
Balance: June 30, 2015	8,785,533	$9	$95,854	$25,952	$187	$122,002

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014

Net income	$2,942	$1,267	$5,568	$2,729
Other comprehensive income:
Unrealized holding gains (losses) on securities arising during the period	(2,478)	2,153	(1,213)	2,953
Other comprehensive income (loss) before tax	(2,478)	2,153	(1,213)	2,953
Income tax (expense) benefit related to items of other comprehensive income	1,020	(888)	500	(1,217)
Other comprehensive income (loss)	(1,458)	1,265	(713)	1,736
Total comprehensive income	$1,484	$2,532	$4,855	$4,465

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Six Months Ended June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$5,568	$2,729
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	903	235
Stock–based compensation expense	253	298
Depreciation and amortization	650	648
Deferred tax provision	(685)	575
Amortization of discounts on purchased loans, net	(271)	(1,041)
Gain on sale of REO	—	(655)
Increase in other assets	(1,892)	(361)
Decrease in accounts payable and other liabilities	(1,567)	(75)
Net cash provided by operating activities	2,959	2,353

Cash Flows from Investing Activities:
Net increase in loans	(274,913)	(104,642)
Proceeds from sale of REO	—	2,530
Purchase of loan secured by REO property	—	(1,285)
Purchases of premises and equipment	(749)	(73)
Purchase of securities AFS	(7,543)	(58,195)
Maturity / sale / payments – securities AFS	7,525	1,865
Cash acquired in acquisition	38,624	—
Purchases (net of redemptions) of FHLB stock	(777)	(2,444)
Net cash used in investing activities	(237,833)	(162,244)

Cash Flows from Financing Activities:
Increase in deposits	183,523	55,128
FHLB Advances – net increase	180,000	53,000
Proceeds – term note	10,114	15,000
Principal payments – term note	(750)	(784)
Proceeds from sale of stock, net	5,139	—
Net cash provided by financing activities	378,026	122,344

Increase (decrease) in cash and cash equivalents	143,152	(37,547)
Cash and cash equivalents at beginning of year	29,692	56,954
Cash and cash equivalents at end of period	$172,844	$19,407

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,820	$1,934
Income taxes	$4,950	$1,425
Noncash transactions:
Chargeoffs against allowance for loans losses	$253	$—
Transfer of foreclosed loans to REO	$—	$1,500
Transfer of loans to loans held for sale	$113,325	$—

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2015 - UNAUDITED

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

The accompanying unaudited consolidated financial statements include all information and footnotes required for interim financial statement presentation. Those financial statements assume that readers of this Report have read the most recent Annual Report on Form 10-K which contains the latest available audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2014.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2015 presentation.

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40)”. The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

NOTE 2: ACQUISITIONS

On June 16, 2015, the Company acquired all the assets and operations and assumed all the liabilities of Pacific Rim Bank (‘PRB”) in exchange for 621,345 shares of its common stock with a fair value of $19.00 per share and paid $543,000 in cash, which was paid to dissenting shareholders. The primary reason for acquiring PRB was to expand our operations into Hawaii. The Company contributed all of the assets, assumed liabilities and operations of PRB to the Bank.

The acquisition is accounted for under the purchase method of accounting. The acquired assets, assumed liabilities and identifiable intangible assets are recorded at their respective acquisition date fair values. Goodwill of $0.5 million, which is not tax deductible, is included in intangible assets in the table below. These amounts are based on current information and are subject to adjustment as the Company completes its analysis of the fair values of the assets acquired and liabilities assumed.

The following table represents the assets acquired and liabilities assumed of PRB as of June 16, 2015 and the fair value adjustments and amounts recorded by the Bank in 2015 under the acquisition method of accounting:

	PRB Book Value	Fair Value Adjustments	Fair Value
(dollars in thousands)
Assets Acquired:
Cash and cash equivalents	$38,624	$—	$38,624
Securities AFS	7,179	115	7,294
Loans, net of deferred fees	80,192	(2,419)	77,773
Allowance for loan losses	(2,034)	2,034	—
Premises and equipment, net	251	(188)	63
Investment in FHLB stock	152	—	152
Deferred taxes	—	2,793	2,793

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2015 – UNAUDITED

	PRB Book Value	Fair Value Adjustments	Fair Value
REO	4,374	(216)	4,158
Intangible assets	—	1,563	1,563
Other assets	289	—	289
Total assets acquired	$129,027	$3,682	$132,709

Liabilities Assumed:
Deposits	$119,663	$178	$119,841
Accounts payable and other liabilities	631	(112)	519
Total liabilities assumed	120,294	66	120,360
Excess of assets acquired over liabilities assumed	8,733	3,616	12,349
Total	$129,027	$3,682	$132,709

Consideration:
Stock issued			$11,806
Cash paid			543
Total			$12,349

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The excess of expected cash flows above the fair value of the majority of loans will be accreted to interest income over the remaining lives of the loans in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 310-20.

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

In accordance with generally accepted accounting principles there was no carryover of the allowance for loan losses that had been previously recorded by PRB.

The Company recorded a deferred income tax asset of $2.8 million related to PRB’s operating loss carry-forward and other tax attributes of PRB, along with the effects of fair value adjustments resulting from applying the purchase method of accounting.

The fair value of savings and transaction deposit accounts acquired from PRB were assumed to approximate their carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into pools based on remaining maturity. For each pool, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each pool is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment will be accreted to reduce interest expense over the remaining maturities of the respective pools. The Company also recorded a core deposit intangible, which represents the value of the deposit relationships acquired from PRB, of $1.1 million. The core deposit intangible will be amortized over a period of 7 years.

Pro Forma Information (unaudited)

The following table presents unaudited pro forma information as if the acquisition of PRB had occurred on January 1, 2015, and January 1, 2014, for the six months periods ending June 30, 2015 and 2014, respectively, after giving effect to certain adjustments. The unaudited pro forma information for these periods includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, adjustments for interest expense on deposits acquired, and the related income tax effects of all these items and the income tax benefits derived from PRB’s loss before taxes. The net effect of these pro forma adjustments were increases of $0.3 million and $0.1 million in net income for the six months ended June 30, 2015 and 2014,

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2015 – UNAUDITED

respectively. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

	Six Months Ended June 30,
	2015	2014
(dollars in thousands)

Net interest income	$26,991	$21,537
Provision for loan losses	903	235
Noninterest income	12,689	12,116
Noninterest expenses	30,208	28,979
Income before taxes	8,569	4,439
Taxes on income	3,647	1,966
Net income	$4,922	$2,473

Net income per share:
Basic	$0.58	$0.30
Diluted	$0.55	$0.28

The revenues (net interest income and noninterest income) and net income for the period from June 16, 2015 to June 30, 2015 related to the operations acquired from PRB and included in the results of operations for the six months ended June 30, 2015 was approximately $0.2 million and $0.0 million, respectively.

3. FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
(dollars in thousands)
June 30, 2015:
Investment securities available for sale:
US Treasury securities	$300	$300	$—	$—
FNMA and FHLB Agency notes	16,070	—	16,070	—
Agency mortgage-backed securities	127,880	—	127,880	—
Total assets at fair value on a recurring basis	$144,250	$300	$143,950	$—

December 31, 2014:
Investment securities available for sale:
US Treasury securities	$300	$300	$—	$—
FNMA and FHLB Agency notes	10,277	—	10,277	—
Agency mortgage-backed securities	127,693	—	127,693	—
Total assets at fair value on a recurring basis	$138,270	$300	$137,970	$—

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

For the Six Months Ended June 30, 2015 – UNAUDITED

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

The Company does not currently have any assets measured at fair value on a nonrecurring basis.

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

Loans Held for Sale. Mortgage loans originated or transferred and intended for sale in the secondary market are carried at the lower of aggregate cost or fair value, as determined by outstanding commitments from investors.  Net unrealized losses, if any, are recorded as a valuation allowance and charged to earnings.

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

For the Six Months Ended June 30, 2015 – UNAUDITED

Deposits. The fair value of demand deposits, savings deposits, and money market deposits is defined as the amounts payable on demand at quarter-end. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

Borrowings. The fair value of $443 million in borrowings is the carrying value of overnight FHLB advances that approximate fair value because of the short-term maturity of this instrument, resulting in a Level 2 classification. The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company.  The $29.2 million term loan is a variable rate loan for which the rate adjusts quarterly, and as such, its fair value is based on its carrying value resulting in a Level 3 classification.  The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
June 30, 2015:
Assets:
Cash and cash equivalents	$172,844	$172,844	$—	$—	$172,844
Securities AFS	144,250	300	143,950	—	144,250
Loans	1,394,971	—	—	1,423,779	1,423,779
Loans held for sale	113,325	—	—	115,308	115,308
Investment in FHLB stock	13,290	13,290	—	—	13,290

Liabilities:
Deposits	1,266,318	889,849	375,090	—	1,264,939
Borrowings	472,250	-	443,000	29,250	472,250

December 31, 2014:
Assets:
Cash and cash equivalents	$29,692	$29,692	$—	$—	$29,692
Securities AFS	138,270	300	137,970	—	138,270
Loans	1,156,242	—	—	1,186,408	1,186,408
Investment in FHLB stock	12,361	12,361	—	—	12,361

Liabilities:
Deposits	962,954	709,604	253,244	—	962,848
Borrowings	282,886	—	263,000	19,886	282,886

NOTE 4: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2015:
US Treasury securities	$300	$-	$-	$300
FNMA and FHLB Agency notes	16,170	14	(114)	16,070
Agency mortgage-backed securities	127,463	1,140	(723)	127,880
Total	$143,933	$1,154	$(837)	$144,250

December 31, 2014:
US Treasury securities	$300	$—	$—	$300
FNMA and FHLB Agency notes	10,496	—	(219)	10,277
Agency mortgage-backed securities	125,944	1,881	(132)	127,693
Total	$136,740	$1,881	$(351)	$138,270

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2015 – UNAUDITED

The table below indicates, as of June 30, 2015 the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2015
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
FNMA and FHLB Agency notes	$7,661	$(87)	$2,722	$(27)	$10,383	$(114)
Agency mortgage backed securities	37,614	(723)	—	—	37,614	(723)
Total temporarily impaired securities	$45,275	$(810)	$2,722	$(27)	$47,997	$(837)

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

The scheduled maturities of securities AFS and the related weighted average yields were as follows as of June 30, 2015:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$300	$—	$—	$—	$300
FNMA and FHLB Agency notes	—	10,012	5,497	661	16,170
Total	$300	$10,012	$5,497	$661	$16,470
Weighted average yield	0.45%	1.44%	1.89%	0.88%	1.55%

Estimated Fair Value:
US Treasury securities	$300	$—	$—	$—	$300
FNMA and FHLB Agency notes	—	9,973	5,434	663	16,070
Total	$300	$9,973	$5,434	$663	$16,370

Agency mortgage backed securities are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities as of June 30, 2015 was 2.48%.

NOTE 5: LOANS

The following is a summary of our loans as of:

(dollars in thousands)	June 30, 2015	December 31, 2014
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$421,480	$481,491
Single family	492,754	360,644
Total real estate loans secured by residential properties	914,234	842,135
Commercial properties	289,215	205,320
Land and construction	10,732	4,309
Total real estate loans	1,214,181	1,051,764
Commercial and industrial loans	147,755	93,537
Consumer loans	44,089	21,125
Total loans	1,406,025	1,166,426
Premiums, discounts and deferred fees and expenses	(254)	(34)
Total	$1,405,771	$1,166,392

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2015 – UNAUDITED

As of June 30, 2015 and December 31, 2014, the principal balances shown above are net of unaccreted discount related to loans acquired in an acquisition of $3.2 million and $0.8 million, respectively.

In 2012 and 2015, the Company purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows for the periods indicated:

(dollars in thousands)	Six Months Ended June 30, 2015	Year Ended December 31, 2014
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$1,857	$—
Commercial properties	575	206
Land	2,531	—
Total real estate loans	4,963	206
Commercial and industrial loans	6,059	2,002
Consumer loans	4	249
Total loans	11,026	2,457
Unaccreted discount on purchased credit impaired loans	(2,430)	(651)
Total	$8,596	$1,806

Accretable yield, or income expected to be collected on purchased credit impaired loans, is as follows as of:

(dollars in thousands)	June 30, 2015	December 31, 2014

Beginning balance	$130	$2,349
Accretion of income	(94)	(1,076)
Reclassifications from nonaccretable difference	—	(391)
Acquisition	1,167	—
Disposals	—	(752)
Ending balance	$1,203	$130

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2015 – UNAUDITED

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
June 30, 2015:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$914,234	$914,234
Commercial properties	1,391	—	1,783	530	3,704	285,511	289,215
Land and construction	721	—	—	—	721	10,011	10,732
Commercial and industrial loans	2,934	—	1,007	329	4,270	143,485	147,755
Consumer loans	—	—	—	102	102	43,987	44,089
Total	$5,046	$—	$2,790	$961	$8,797	$1,397,228	$1,406,025

Percentage of total loans	0.36%	0.00%	0.20%	0.07%	0.63%

December 31, 2014:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$842,135	$842,135
Commercial properties	—	805	200	596	1,601	203,719	205,320
Land and construction	—	—	651	—	651	3,658	4,309
Commercial and industrial loans	2,092	289	700	342	3,423	90,114	93,537
Consumer loans	—	—	637	163	800	20,325	21,125
Total	$2,092	$1,094	$2,188	$1,101	$6,475	$1,159,951	$1,166,426

Percentage of total loans	0.18%	0.09%	0.19%	0.09%	0.56%

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

As of June 30, 2015 and December 31, 2014, the Company had two loans with a balance of $0.5 million classified as a troubled debt restructuring (“TDR”) which are included as nonaccrual in the table above. Both loans were classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loans.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2015 – UNAUDITED

NOTE 6: ALLOWANCE FOR LOAN LOSSES

The following is a roll forward of the Bank’s allowance for loan losses for the following periods:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter Ended June 30, 2015:
Real estate loans:
Residential properties	$6,447	$181	$—	$—	$6,628
Commercial properties	1,469	683	(240)	—	1,912
Commercial and industrial loans	2,080	(150)	(13)	—	1,917
Consumer loans	304	39	—	—	343
Total	$10,300	$753	$(253)	$—	$10,800

Six Months Ended June 30, 2015:
Real estate loans:
Residential properties	$6,586	$42	$—	$—	$6,628
Commercial properties	1,526	626	(240)	—	1,912
Commercial and industrial loans	1,897	33	(13)	—	1,917
Consumer loans	141	202	—	—	343
Total	$10,150	$903	$(253)	$—	$10,800

Year Ended December 31, 2014:
Real estate loans:
Residential properties	$6,157	$429	$—	$—	$6,586
Commercial properties	1,440	86	—	—	1,526
Commercial and industrial loans	2,149	(252)	—	—	1,897
Consumer loans	169	(28)	—	—	141
Total	$9,915	$235	$—	$—	$10,150

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2015 – UNAUDITED

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
June 30, 2015:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,525	$—	$6,525	$203
Commercial properties	70	1,842	—	1,912	529
Land and construction	—	103	—	103	80
Commercial and industrial loans	725	1,192	—	1,917	355
Consumer loans	—	343	—	343	8
Total	$795	$10,005	$—	$10,800	$1,575
Loans:
Real estate loans:
Residential properties	$41	$912,568	$1,625	$914,234	$6,152
Commercial properties	6,632	282,199	384	289,215	49,082
Land and construction	—	8,722	2,010	10,732	2,572
Commercial and industrial loans	8,404	134,774	4,577	147,755	36,434
Consumer loans	102	43,987	—	44,089	2,339
Total	$15,179	$1,382,250	$8,596	$1,406,025	$96,579

December 31, 2014:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,519	$—	$6,519	$26
Commercial properties	26	1,500	—	1,526	193
Land and construction	—	67	—	67	4
Commercial and industrial loans	686	1,211	—	1,897	45
Consumer loans	—	141	—	141	—
Total	$712	$9,438	$—	$10,150	$268
Loans:
Real estate loans:
Residential properties	$43	$842,092	$—	$842,135	$2,861
Commercial properties	5,742	199,378	200	205,320	21,126
Land and construction	—	4,309	—	4,309	1,099
Commercial and industrial loans	5,635	86,343	1,559	93,537	5,893
Consumer loans	116	20,962	47	21,125	8
Total	$11,536	$1,153,084	$1,806	$1,166,426	$30,987

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in an acquisition that were not classified as purchased impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balance of the related loans. The unaccreted credit component discount is equal to 1.22% and 0.86% of the stated principal balance of these loans as of June 30, 2015 and December 31, 2014, respectively. In addition to this unaccreted credit component discount, an additional $0.3 million of the ALLL has been provided for these loans as of June 30, 2015 and December 31, 2014.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2015 – UNAUDITED

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
June 30, 2015:
Real estate loans:
Residential properties	$911,068	$1,500	$1,625	$41	$914,234
Commercial properties	282,199	—	384	6,632	289,215
Land and construction	8,722	—	2,010	—	10,732
Commercial and industrial loans	133,163	1,611	4,577	8,404	147,755
Consumer loans	43,987	—	—	102	44,089
Total	$1,379,139	$3,111	$8,596	$15,179	$1,406,025

December 31, 2014:
Real estate loans:
Residential properties	$841,538	$554	$—	$43	$842,135
Commercial properties	198,112	1,266	200	5,742	205,320
Land and construction	4,309	—	—	—	4,309
Commercial and industrial loans	81,067	5,276	1,559	5,635	93,537
Consumer loans	20,962	—	47	116	21,125
Total	$1,145,988	$7,096	$1,806	$11,536	$1,166,426

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2015 – UNAUDITED

Impaired loans evaluated individually and any related allowance is as follows as of:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
June 30, 2015:
Real estate loans:
Residential properties	$41	$41	$—	$—	$—
Commercial properties	6,457	6,457	175	175	70
Commercial and industrial loans	4,919	4,919	3,485	3,485	725
Consumer loans	102	102	—	—	—
Total	$11,519	$11,519	$3,660	$3,660	$795

December 31, 2014:
Real estate loans:
Residential properties	$43	$43	$—	$—	$—
Commercial properties	5,568	5,568	174	174	26
Commercial and industrial loans	2,094	2,094	3,541	3,451	686
Consumer loans	116	116	—	—	—
Total	$7,821	7,821	3,715	3,715	712

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the:

	Six months Ended June 30, 2015		Year Ended December 31, 2014
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$41	$2	$3,000	$25
Commercial properties	9,145	159	3,217	140
Commercial and industrial loans	8,207	239	1,196	241
Consumer loans	111	—	126	—
Total	$17,504	$400	$7,539	$406

There was no interest income recognized on a cash basis in either 2015 or 2014 on impaired loans.

NOTE 7: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$270,542	—	$246,137	—
Interest-bearing	325,327	0.461%	291,509	0.502%
Money market and savings	293,980	0.503%	171,958	0.626%
Certificates of deposits	376,469	0.555%	253,350	0.619%
Total	$1,266,318	0.400%	$962,954	0.427%

At June 30, 2015, of the $115.1 million of certificates of deposits of $250,000 or more, $107.8 million mature within one year and $7.3 million mature after one year. Of the $261.3 million of certificates of deposit of less than $250,000, $243.1 million mature within one year and $18.2 million mature after one year. At December 31, 2014, of the $117.0 million of certificates of deposits of

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2015 – UNAUDITED

$250,000 or more, $96.9 million mature within one year and $20.1 million mature after one year. Of the $136.4 million of certificates of deposit of less than $250,000, $127.1 million mature within one year and $9.3 million mature after one year.

NOTE 8: BORROWINGS

At June 30, 2015, our borrowings consisted of $443.0 million of overnight FHLB advances and a $29.3 million term note payable by FFI. At December 31, 2014, our borrowings consisted of $263.0 million of overnight FHLB advances and a $19.9 million term note payable by FFI. The FHLB advances were paid in full in the early part of July 2015 and January 2015, respectively, and bore interest rates of 0.24% and 0.27%, respectively. Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis.

In the second quarter of 2013, we entered into a secured loan agreement with an unaffiliated lender to borrow $7.5 million for a term of five years. In the first quarter of 2014, FFI entered into an amendment to this loan agreement pursuant to which we obtained an additional $15.0 million of borrowings. In February, 2015 FFI entered into a second amendment to this loan agreement pursuant to which we obtained an additional $10.3 million of borrowings, increasing our total borrowing under this loan to $29.3 million as of June 30, 2015. In addition, the maturity date was extended to May 2022 and the interest rate on the loan was reduced from ninety day LIBOR plus 4.00% to ninety day LIBOR plus 3.75%. These amendments did not alter any other terms of the Loan Agreement or the loan, other than the increases in the principal amount of the loan and a corresponding increase in the amount of the monthly installments of principal and interest payable on the loan. The amended loan agreement requires us to make monthly payments of principal of $0.25 million plus interest, with a final payment of the unpaid principal balance, in the amount of $8.75 million, plus accrued but unpaid interest, at the maturity date of the loan in May 2022. We have the right, in our discretion, to prepay the loan at any time in whole or, from time to time, in part, without any penalties or premium. As security for our repayment of the loan, we pledged all of the common stock of FFB to the lender. We are required to meet certain financial covenants during the term of the loan, including limits on classified assets and nonperforming assets, the maintenance of required leverage ratios, fixed charge coverage ratios and capital ratios and the maintenance of required liquidity levels at FFI. As of June 30, 2015, the Company was in compliance with all of these covenants. The term loan note agreement also contains restrictions against disposal of assets, incurrence of debt and the payment of dividends without the prior written consent of the lender.

NOTE 9: EARNINGS PER SHARE

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

	Quarter Ended June 30, 2015		Quarter Ended June 30, 2014
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$2,942	$2,942	$1,267	$1,267

Basic common shares outstanding	8,070,386	8,070,386	7,734,231	7,734,231
Effect of contingent shares issuable		796		43,333
Effect of options and restricted stock		378,521		367,533
Diluted common shares outstanding		8,449,703		8,145,097

Earnings per share	$0.36	$0.35	$0.16	$0.16

Based on a weighted average basis, options to purchase 77,625 and 65,375 shares of common stock were excluded for the quarter ended June 30, 2015 and 2014 because their effect would have been anti-dilutive.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2015 – UNAUDITED

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$5,568	$5,568	$2,729	$2,729

Basic common shares outstanding	7,963,515	7,963,515	7,733,874	7,733,874
Effect of contingent shares issuable		796		43,333
Effect of options and restricted stock		366,321		364,434
Diluted common shares outstanding		8,330,632		8,141,641

Earnings per share	$0.70	$0.67	$0.35	$0.34

Based on a weighted average basis, options to purchase 78,371 and 65,748 shares of common stock were excluded for the six months ended June 30, 2015 and 2014, respectively, because their effect would have been anti-dilutive.

NOTE 10: SEGMENT REPORTING

For the six months ended June 30, 2015 and 2014, the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Quarter ended June 30, 2015:
Interest income	$14,993	$—	$—	$14,993
Interest expense	1,273	—	296	1,569
Net interest income	13,720	—	(296)	13,424
Provision for loan losses	753	—	—	753
Noninterest income	1,384	5,188	(152)	6,420
Noninterest expense	8,566	4,550	858	13,974
Income (loss) before taxes on income	$5,785	$638	$(1,306)	$5,117

Quarter ended June 30, 2014:
Interest income	$10,931	$—	$—	$10,931
Interest expense	888	—	227	1,115
Net interest income	10,043	—	(227)	9,816
Provision for loan losses	—	—	—	—
Noninterest income	1,887	4,662	(133)	6,416
Noninterest expense	7,615	4,383	1,873	13,871
Income (loss) before taxes on income	$4,315	$279	$(2,233)	$2,361

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2015 – UNAUDITED

	Banking	Wealth Management	Other	Total
Six months ended June 30, 2015:
Interest income	$28,151	$—	$—	$28,151
Interest expense	2,320	—	536	2,856
Net interest income	25,831	—	(536)	25,295
Provision for loan losses	903	—	—	903
Noninterest income	2,662	10,255	(293)	12,624
Noninterest expense	16,485	9,265	1,582	27,332
Income (loss) before taxes on income	$11,105	$990	$(2,411)	$9,684

Six months ended June 30, 2014:
Interest income	$21,606	$—	$—	$21,606
Interest expense	1,739	—	301	2,040
Net interest income	19,867	—	(301)	19,566
Provision for loan losses	235	—	—	235
Noninterest income	2,929	9,287	(249)	11,967
Noninterest expense	14,557	9,225	2,635	26,417
Income (loss) before taxes on income	$8,004	$62	$(3,185)	$4,881

NOTE 11: SUBSEQUENT EVENTS

On July 1, 2015, the Company filed a “shelf” registration statement with the SEC on Form S-3 for the purpose of registering, under the Securities Act of 1933, as amended, an aggregate of $150 million of shares of its common stock that would be available for possible sale, in one or more transactions, in the future. The registration statement was declared effective on July 20, 2015. Pursuant to this registration statement, the Company commenced a public offering in which it sold a total of 6,233,766 shares of its common stock, at a public offering price of $19.25 per share, on August 12, 2015. The offering resulted in gross proceeds of $120.0 million and net proceeds of approximately $113.7 million, after underwriting discounts and estimated expenses of the offering. The Company used a portion of the net proceeds from this offering to repay all of its $29 million of outstanding term debt and intends to use the remaining proceeds for general corporate purposes, including support of organic growth and possible acquisitions.      -On August 14, 2015, the underwriters exercised their option to purchase an additional 935,065 shares of the Company’s common stock, at a price of $19.25 per share, to cover any over-allotments in the public offering. As a result, the Company received additional gross proceeds of $18.0 million and net proceeds of $17.1 million, after underwriting discounts.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the quarter and six months ended June 30, 2015 as compared to our results of operations in the quarter and six months ended June 30, 2014; and our financial condition at June 30, 2015 as compared to our financial condition at December 31, 2014. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2014, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (our “2014 10-K”) which we filed with the Securities and Exchange Commission (or SEC) on March 16, 2015.

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

Recent Developments and Overview

On July 1, 2015, the Company filed a “shelf” registration statement with the SEC on Form S-3 for the purpose of registering, under the Securities Act of 1933, as amended, an aggregate of $150 million of shares of its common stock that would be available for possible sale, in one or more transactions, in the future. The registration statement was declared effective on July 20, 2015. Pursuant to this registration statement, the Company commenced a public offering in which it sold a total of 6,233,766 shares of its common stock, at a public offering price of $19.25 per share, on August 12, 2015. The offering resulted in gross proceeds of $120.0 million and net proceeds of approximately $113.7 million, after underwriting discounts and estimated expenses of the offering. The Company used a portion of the net proceeds from this offering to repay all of its $29 million of outstanding term debt and intends to use the remaining proceeds for general corporate purposes, including to support of organic growth and possible acquisitions. On August 14, 2015, the underwriters exercised their option to purchase an additional 935,065 shares of the Company’s common stock, at a price of $19.25 per share, to cover any over-allotments in the public offering. As a result, the Company received additional gross proceeds of $18.0 million and net proceeds of $17.1 million, after underwriting discounts.

On June 16, 2015 we completed our acquisition of Pacific Rim Bank, or PRB, whereby we acquired the assets and operations and assumed the liabilities of PRB in exchange for 621,345 shares of common stock of the Company and $0.5 million of cash. The Company acquired $39 million of cash, $7 million of securities, $78 million of loans and assumed $120 million of deposits which it contributed, along with the operations of PRB, to the Bank. As a result, the Bank acquired a branch in Honolulu, Hawaii.

During the second quarter of 2015, we hired David DePillo as the President of the Bank and we launched new business groups to broaden the services available to existing and new customers. These will include specialty deposits solutions and expansion of our multifamily, commercial real estate, construction and commercial lending programs. Also during the second quarter of 2015, we began our property and casualty insurance brokerage business to allow us to expand the insurance offerings available through our platform of services and to create another source of recurring noninterest revenues.

We have continued to grow both our Banking and Wealth Management operations. Comparing the first six months of 2015 to the corresponding period in 2014, we have increased our revenues (net interest income and noninterest income) by 23%. This growth in revenues is the result of the growth in Banking’s total interest-earning assets and the growth in Wealth Management’s assets under management (or “AUM”). During the first six months of 2015, total loans in Banking increased by $353 million or 30% while the AUM in Wealth Management increased by $159 million or 5% and totaled $3.38 billion as of June 30, 2015. The growth in AUM includes the addition of $307 million of new accounts and $21 million of gains realized in client accounts during the first six months of 2015.

The results of operations for Banking and Wealth Management reflect the benefits of this growth. Income before taxes for Banking increased $3.1 million from $8.0 million in the first six months of 2014 to $11.1 million in the first six months of 2015. Income before taxes for Wealth Management increased from $0.1 million in the first six months of 2014 to $0.9 million in the six months of 2015. On a consolidated basis, income before taxes increased $4.8 million from $4.9 million in the first six months of 2014 to $9.7 million in the first six months of 2015.

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

Allowance for Loan and Lease Losses. Our ALLL is established through a provision for loan losses charged to expense and may be increased by a recapture of previously established chargeoffs. Loans are charged against the ALLL when management believes that collectability of the principal is unlikely. The ALLL is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible based on an evaluation of the collectability of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the borrower’s ability to pay. While we use the best information available to make this evaluation, future adjustments to our ALLL may be necessary if there are significant changes in economic or other conditions that can affect the collectability in full of loans in our loan portfolio.

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

We have two business segments, “Banking” and “Investment Management and Wealth Planning” (“Wealth Management”). Banking includes the operations of FFB and FFIS and Wealth Management includes the operations of FFA. The financial position and operating results of the stand-alone holding company, FFI, are included under the caption “Other” in certain of the tables that follow, along with any consolidation elimination entries.

Results of Operations

Our net income for the quarter and six months ending June 30, 2015 was $2.9 million and $5.6 million, respectively as compared to $1.3 million and $2.7 million for the corresponding periods in 2014. Income before taxes for the quarter and six months ending June 30, 2015 was $5.1 million and $9.7 million, respectively, as compared to $2.4 million and $4.9 million for the corresponding periods in 2014.

The primary sources of revenue for Banking are net interest income, fees from its deposits, trust and insurance services, and certain loan fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of AUM and fees charged for consulting and administrative services. Compensation and benefit costs, which represent the largest component of noninterest expense accounted for 65% and 78%, respectively, of the total noninterest expense for Banking and Wealth Management in the first six months of 2015.

The following table shows key operating results for each of our business segments for the quarter ended June 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2015:
Interest income	$14,993	$—	$—	$14,993
Interest expense	1,273	—	296	1,569
Net interest income	13,720	—	(296)	13,424
Provision for loan losses	753	—	—	753
Noninterest income	1,384	5,188	(152)	6,420
Noninterest expense	8,566	4,550	858	13,974
Income (loss) before taxes on income	$5,785	$638	$(1,306)	$5,117
2014:
Interest income	$10,931	$—	$—	$10,931
Interest expense	888	—	227	1,115
Net interest income	10,043	—	(227)	9,816
Provision for loan losses	—	—	—	—
Noninterest income	1,887	4,662	(133)	6,416
Noninterest expense	7,615	4,383	1,873	13,871
Income (loss) before taxes on income	$4,315	$279	$(2,233)	$2,361

General. Consolidated income before taxes for the second quarter of 2015 was $5.1 million as compared to $2.4 million for the second quarter of 2014. This increase was due to increases in income before taxes of Banking and Wealth Management of $1.5 million and $0.3 million, respectively, and a $0.9 million decrease in corporate interest and noninterest expenses. The $1.5 million increase in income before taxes for Banking was due primarily to higher net interest income, which was partially offset by lower noninterest income and higher noninterest expenses. The $0.3 million increase in income before taxes for Wealth Management was primarily due to higher noninterest income which was partially offset by higher noninterest expenses. The $0.9 million decrease in corporate interest and noninterest expenses was primarily due to the expensing of $1.0 million in IPO costs in the second quarter of 2014.

The following table shows key operating results for each of our business segments for the six months ended June 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2015:
Interest income	$28,151	$—	$—	$28,151
Interest expense	2,320	—	536	2,856
Net interest income	25,831	—	(536)	25,295
Provision for loan losses	903	—	—	903
Noninterest income	2,662	10,255	(293)	12,624
Noninterest expense	16,485	9,265	1,582	27,332
Income (loss) before taxes on income	$11,105	$990	$(2,411)	$9,684
2014:
Interest income	$21,606	$—	$—	$21,606
Interest expense	1,739	—	301	2,040
Net interest income	19,867	—	(301)	19,566
Provision for loan losses	235	—	—	235
Noninterest income	2,929	9,287	(249)	11,967
Noninterest expense	14,557	9,225	2,635	26,417
Income (loss) before taxes on income	$8,004	$62	$(3,185)	$4,881

General. Consolidated income before taxes for the first six months of 2015 was $9.7 million as compared to $4.9 million for the first six months of 2014. This increase was due to increases in income before taxes for Banking and Wealth Management of $3.1 million and $0.9 million, respectively, and a $0.8 million decrease in corporate interest and noninterest expenses. The $3.1 million increase in income before taxes for Banking was due primarily to higher net interest income, which was partially offset by a higher provision for loans losses and higher noninterest expenses. The $0.9 million increase in income before taxes for Wealth Management was due to higher noninterest income. The $0.8 million decrease in corporate interest and noninterest expenses was primarily due to the expensing of $1.0 million in IPO costs in the second quarter of 2014.

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

	Quarter Ended June 30:
	2015			2014
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$1,365,682	$13,362	3.92%	$970,211	$10,227	4.22%
Securities	137,382	822	2.39%	90,462	550	2.44%
Fed funds, FHLB stock, and deposits	46,696	809	6.96%	40,083	154	1.53%
Total interest-earning assets	1,549,760	14,993	3.87%	1,100,756	10,931	3.97%

Noninterest-earning assets:
Nonperforming assets	1,220			4,135
Other	18,085			15,060
Total assets	$1,569,065			$1,119,951

Interest-bearing liabilities:
Demand deposits	$290,510	335	0.46%	$241,180	303	0.51%
Money market and savings	212,592	308	0.58%	128,900	159	0.49%
Certificates of deposit	325,741	472	0.58%	266,436	376	0.57%
Total interest-bearing deposits	828,843	1,115	0.54%	636,516	838	0.53%
Borrowings	362,544	454	0.50%	177,622	277	0.62%
Total interest-bearing liabilities	1,191,387	1,569	0.53%	814,138	1,115	0.55%

Noninterest-bearing liabilities:
Demand deposits	262,557			210,078
Other liabilities	9,183			5,964
Total liabilities	1,463,127			1,030,180
Shareholders’ equity	105,938			89,771
Total liabilities and equity	$1,569,065			$1,119,951

Net Interest Income		$13,424			$9,816

Net Interest Rate Spread			3.34%			3.42%

Net Yield on Interest-earning Assets			3.47%			3.57%

	Six Months Ended June 30:
	2015			2014
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$1,284,276	$25,463	3.97%	$948,175	$20,331	4.29%
Securities	136,460	1,637	2.40%	77,142	942	2.44%
Fed funds, FHLB stock, and deposits	37,728	1,051	5.62%	44,649	333	1.50%
Total interest-earning assets	1,458,464	28,151	3.87%	1,069,966	21,606	4.04%

Noninterest-earning assets:
Nonperforming assets	1,302			3,626
Other	18,493			15,732
Total assets	$1,478,259			$1,089,324

Interest-bearing liabilities:
Demand deposits	$289,810	643	0.45%	$231,245	581	0.51%
Money market and savings	198,951	578	0.59%	126,934	310	0.49%
Certificates of deposit	287,293	817	0.57%	260,882	751	0.58%
Total interest-bearing deposits	776,054	2,038	0.53%	619,061	1,642	0.53%
Borrowings	334,381	818	0.49%	164,674	398	0.49%
Total interest-bearing liabilities	1,110,435	2,856	0.52%	783,735	2,040	0.52%

Noninterest-bearing liabilities:
Demand deposits	254,436			212,748
Other liabilities	9,863			4,033
Total liabilities	1,374,734			1,000,516
Shareholders’ equity	103,525			88,808
Total liabilities and equity	$1,478,259			$1,089,324

Net Interest Income		$25,295			$19,566

Net Interest Rate Spread			3.35%			3.52%

Net Yield on Interest-earning Assets			3.47%			3.66%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the quarter and six months ended June 30, 2015, as compared to corresponding periods in 2014:

	Quarter Ended June 30, 2015 vs. 2014			Six Months Ended June 30, 2015 vs. 2014
(dollars in thousands)	Increase (Decrease) due to:			Increase (Decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans	$3,917	$(781)	$3,136	$6,712	$(1,580)	$5,132
Securities	283	(11)	272	706	(11)	695
Fed funds, FHLB stock, and deposits	24	630	654	(58)	776	718
Total interest-earning assets	4,224	(162)	4,062	7,360	(815)	6,545
Interest paid on:
Demand deposits	59	(27)	32	135	(73)	62
Money market and savings	117	32	149	208	60	268
Certificates of deposit	86	10	96	75	(9)	66
Borrowings	240	(63)	177	415	5	420
Total interest-bearing liabilities	502	(48)	454	833	(17)	816
Net interest income	$3,722	$(114)	$3,608	$6,527	$(798)	$5,729

Net interest income increased 37% from $9.8 million in the second quarter of 2014, to $13.4 million in the second quarter of 2015 due primarily to a 41% increase in interest-earning assets which was partially offset by a decrease in our net interest rate spread. The decrease in the net interest rate spread from 3.42% in the second quarter of 2014 to 3.34% in the second quarter of 2015 was due to a decrease in yield on total interest earning assets. The decrease in yield on interest earning assets from 3.97% to 3.87% was due to a decrease in the yield on loans which was partially offset by an increase in yield on Fed funds, FHLB stock, and deposits. The decrease in yield on loans was due to prepayments of higher yielding loans and the addition of loans at current market rates which are lower than the current yield on our loan portfolio. The increase in yield on Fed funds, FHLB stock, and deposits during the second quarter of 2015 as compared to the second quarter of 2014 was primarily the result of a special $0.5 million dividend the Bank received on its FHLB stock holdings in the second quarter of 2015. The rate paid on interest bearing liabilities decreased slightly due to a decrease in the rates paid on borrowings. The decrease in the rates paid on borrowings was primarily due to the higher proportion of borrowings being from FHLB advances, which had a weighted average borrowing rate of 0.19% during the second quarter of 2015, as compared to the term loan which bears interest at ninety day Libor plus 3.75% per annum.

Net interest income increased 29% from $19.6 million in the first six months of 2014, to $25.3 million in the first six months of 2015 because of a 36% increase in interest-earning assets, which was partially offset by a decrease in our net interest rate spread. The decrease in the net interest rate spread from 3.52% in the first six months of 2014 to 3.35% in the first six months of 2015 was due to a decrease in yield on total interest earning assets. The yield on interest earning assets decreased from 4.04% in the first six months of 2014 to 3.87% in the first six months of 2015 due to a decrease in the yield on loans which was partially offset by an increase in yield on Fed funds, FHLB stock, and deposits. The decrease in yield on loans was due to prepayments of higher yielding loans and the addition of loans at current market rates which are lower than the current yield on our loan portfolio. The increase in yield on Fed funds, FHLB stock, and deposits during the second quarter of 2015 as compared to the second quarter of 2014 was primarily the result of a special $0.5 million dividend the Bank received on its FHLB stock holdings in the second quarter of 2015. There were no significant changes in the rate paid on interest bearing liabilities as market rates on deposits and borrowings have been relatively stable over the last 18 months.

Provision for loan losses. The provision for loan losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For the quarter and six months ended June 30, 2015, we recorded provisions for loan losses of $0.8 million and $0.9 million, respectively, as compared to no provision for loans losses recorded for the quarter ended June 30, 2014 and a $0.2 million provision for loan losses recorded for the six months ended June 30, 2014.  The increases in the provision for loan losses for the quarter and six months ended June 30, 2015 as compared to the corresponding periods in 2014 reflects the significant increase in loans and a small increase in loan chargeoffs, which were partially offset by a decrease in estimated loss assumptions. Since June 30, 2014, excluding the loans acquired in the acquisition of PRB, our loans have increased by 32%. We recognized $0.3 million in chargeoffs the first six months of 2015, as compared to no loan chargeoffs recognized in the first six months of 2014.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the quarter and six months ended June 30:

(dollars in thousands)	2015	2014
Quarter Ended June 30:
Trust fees	$629	$519
Consulting fees	194	110
Deposit charges	95	97
Gain on sale of REO	—	655
Prepayment fees	309	344
Other	157	162
Total noninterest income	$1,384	$1,887
Six Months Ended June 30:
Trust fees	$1,200	$1,006
Consulting fees	493	110
Deposit charges	190	190
Gain on sale of REO	—	655
Prepayment fees	495	460
Other	284	508
Total noninterest income	$2,662	$2,929

The $0.5 million decrease in noninterest income for Banking in the second quarter of 2015, as compared to the second quarter of 2014, was due primarily to a $0.7 million gain on sale of REO recognized in the second quarter of 2014, with no comparable amounts in 2015. The $0.3 million decrease in noninterest income for Banking in the first six months of 2015 as compared to the corresponding period in 2014 was due primarily to a $0.7 million gain on sale of REO in 2014, with no comparable amounts in 2015, which was partially offset by a 0.4 million increase in consulting fees. In June of 2014, the foundation and family consulting activities were transferred from Wealth Management to Banking and, as a result, the related revenues are now recognized under Banking.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides a breakdown of noninterest income for Wealth Management for the quarter and six months ended June 30:

(dollars in thousands)	2015	2014
Quarter Ended June 30:
Asset management fees	$5,175	$4,467
Consulting and administration fees	28	196
Other	(15)	(1)
Total noninterest income	$5,188	$4,662

Six Months Ended June 30:
Asset management fees	$10,214	$8,835
Consulting and administration fees	67	459
Other	(26)	(7)
Total noninterest income	$10,255	$9,287

The $0.5 million increase in noninterest income in Wealth Management in the second quarter of 2015, as compared to the second quarter of 2014, was primarily due to a 16% increase in asset management fees which was partially offset by a decrease in consulting and administration fees. The $1.0 million increase in noninterest income in Wealth Management in the first six months of 2015 as compared to the corresponding period in 2014 was primarily due to increases in asset management fees of 16% which was partially offset by a decrease in consulting and administration fees. The increases in asset management fees were primarily due to 15% increases in the AUM balances on which the assets management fees are calculated in the quarter and six months ended June 30, 2015, as compared to the corresponding periods in 2014.  In June of 2014, the foundation and family consulting activities were transferred from Wealth Management to Banking and, as a result, the related revenues are now recognized under Banking.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the quarter and six months ended June 30:

	Banking		Wealth Management
(dollars in thousands)	2015	2014	2015	2014
Quarter Ended June 30:
Compensation and benefits	$5,545	$4,266	$3,513	$3,350
Occupancy and depreciation	1,461	1,293	473	488
Professional services and marketing	838	679	392	373
Other expenses	722	1,377	172	172
Total noninterest expense	$8,566	$7,615	$4,550	$4,383

Six Months Ended June 30:
Compensation and benefits	$10,735	$8,786	$7,245	$7,078
Occupancy and depreciation	2,907	2,577	937	1,003
Professional services and marketing	1,322	1,182	765	837
Other expenses	1,521	2,012	318	307
Total noninterest expense	$16,485	$14,557	$9,265	$9,225

The $1.0 million increase in noninterest expense in Banking in the second quarter of 2015 as compared to the second quarter of 2014, was due primarily to increases in staffing and costs associated with the Bank’s continued growth of loans and deposits and increased costs due to the acquisition of PRB. Compensation and benefits for Banking increased $1.3 million during in the second quarter of 2015 as compared to the second quarter of 2014 as the number of full-time equivalent employees (or FTE) in Banking increased to 194 in the second quarter of 2015 as compared to 144 in the second quarter of 2014. Other expenses decreased due to a $0.7 million provision related to contingent consideration to be paid to the former shareholders of DCB in the first six months of 2014.

The $1.9 million increase in noninterest expense in Banking in the first six months of 2015 as compared to the corresponding period in 2014 was due primarily to increases in staffing and costs associated with the Bank’s continued growth of loans and deposits and increased costs due to the acquisition of PRB. Compensation and benefits for Banking increased $1.9 million during in the first six months of 2015 as compared to the corresponding period in 2014 as the number of FTE in Banking increased to 166.3 during the first six months of 2015 from 138.4 during the corresponding period in 2014. The $0.5 million decrease in other expenses in the first six months of 2015 as compared to the corresponding period in 2014 was primarily due to the $0.7 million provision related to contingent consideration to be paid to the former shareholders of DCB in the first six months of 2014.

Noninterest expense in Wealth Management in the quarter and six months ended June 30, 2015 were comparable to the corresponding periods in 2014 as increased costs related to our continuing growth were offset by the reduced costs related to the transfer of foundation and family consulting activities to Banking in June of 2014.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other, as of:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
June 30, 2015:
Cash and cash equivalents	$172,844	$4,326	$(4,326)	$172,844
Securities AFS	144,250	—	—	144,250
Loans, net	1,394,821	150	—	1,394,971
Loans Held For Sale	113,325	—	—	113,325
FHLB Stock	13,290	—	—	13,290
Premises and equipment	1,685	564	100	2,349
Deferred taxes	11,915	717	1,094	13,726
REO	4,492	—	—	4,492
Goodwill and intangibles	1,729	—	—	1,729
Other assets	7,290	213	1,201	8,704
Total assets	$1,865,641	$5,970	$(1,931)	$1,869,680

Deposits	$1,282,305	$—	$(15,987)	$1,266,318
Borrowings	443,000	—	29,250	472,250
Intercompany balances	1,219	357	(1,576)	—
Other liabilities	5,318	1,936	1,856	9,110
Shareholders’ equity	133,799	3,677	(15,474)	122,002
Total liabilities and equity	$1,865,641	$5,970	$(1,931)	$1,869,680

December 31, 2014:
Cash and cash equivalents	$29,585	$3,750	$(3,643)	$29,692
Securities AFS	138,270	—	—	138,270
Loans, net	1,156,021	221	—	1,156,242
Premises and equipment	1,539	548	100	2,187
FHLB Stock	12,361	—	—	12,361
Deferred taxes	9,196	601	(49)	9,748
REO	334	—	—	334
Other assets	4,827	500	1,263	6,590
Total assets	$1,352,133	$5,620	$(2,329)	$1,355,424

Deposits	$972,319	$—	$(9,365)	$962,954
Borrowings	263,000	—	19,886	282,886
Intercompany balances	1,287	73	(1,360)	—
Other liabilities	6,352	2,486	1,250	10,088
Shareholders’ equity	109,175	3,061	(12,740)	99,496
Total liabilities and equity	$1,352,133	$5,620	$(2,329)	$1,355,424

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the first six months of 2015, total assets for the Company and FFB increased by $514 million. For FFB, during the first six months of 2015, loans and deposits increased $352 million and $303 million, respectively, cash and cash equivalents increased by $143 million, securities AFS increased by $6 million and FHLB advances increased by $180 million. Borrowings at FFI increased by $9 million during the first six months of 2015.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased $143 million during the first six months of 2015. Changes in cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings. At the end of the second quarter of 2015, the Bank borrowed an additional $140 million from the FHLB for one day as this additional amount was paid back on July 1, 2015.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2015:
US Treasury security	$300	$—	$—	$300
FNMA and FHLB Agency notes	16,170	14	(114)	16,070
Agency mortgage-backed securities	127,463	1,140	(723)	127,880
Total	$143,933	$1,154	$(837)	$144,250

December 31, 2014:
US Treasury security	$300	$—	$—	$300
FNMA and FHLB Agency notes	10,496	—	(219)	10,277
Agency mortgage-backed securities	125,944	1,881	(132)	127,693
Total	$136,740	$1,881	$(351)	$138,270

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yield is as follows as of June 30, 2015:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$300	$—	$—	$—	$300
FNMA and FHLB Agency notes	—	10,012	5,497	661	16,170
Total	$300	$10,012	$5,497	$661	$16,470
Weighted average yield	0.45%	1.44%	1.89%	0.88%	1.55%

Estimated Fair Value:
US Treasury securities	$300	$—	$—	$—	$300
FNMA and FHLB Agency notes	—	9,973	5,434	663	16,070
Total	$300	$9,973	$5,434	$663	$16,370

Agency mortgage backed securities are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities as of June 30, 2015 was 2.48%.

Loans. The following table sets forth our loans, by loan category, as of:

	June 30, 2015	December 31, 2014
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$421,480	$481,491
Single family	492,754	360,644
Total real estate loans secured by residential properties	914,234	842,135
Commercial properties	289,215	205,320
Land and construction	10,732	4,309
Total real estate loans	1,214,181	1,051,764
Commercial and industrial loans	147,755	93,537
Consumer loans	44,089	21,125
Total loans	1,406,025	1,166,426
Premiums, discounts and deferred fees and expenses	(254)	(34)
Total	$1,405,771	$1,166,392

The $353 million increase in loans, including loans classified as held for sale, during the first six months of 2015 was the result of loan originations and funding of existing credit commitments of $413 million and $78 million of loans added from the acquisition, offset by $138 million of payoffs and scheduled principal payments.

The scheduled maturities, as of December 31, 2014, of the performing loans categorized as land loans and as commercial and industrial loans, are as follows:

	Scheduled Maturity			Loans With a Scheduled Maturity After One Year
(dollars in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Loans With Fixed Rates	Loan With Adjustable Rates

Land and construction loans	$653	$—	$1,426	$645	$781
Commercial and industrial loans	$55,301	$20,826	$17,067	$29,768	$8,125

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	June 30, 2015		December 31, 2014
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$270,542	—	$246,137	—
Interest-bearing	325,327	0.461%	291,509	0.502%
Money market and savings	293,980	0.503%	171,958	0.626%
Certificates of deposits	376,469	0.555%	253,350	0.619%
Total	$1,266,318	0.400%	$962,954	0.427%

Due to the acquisition of PRB, which is located in a market with lower deposit interest rates, the weighted average rate of our interest bearing deposits decreased from 0.57% at December 31, 2014 to 0.51% at June 30, 2015, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits have decreased from 0.43% at December 31, 2014 to 0.40% at June 30, 2015.

The maturities of our Certificates of deposit of $100,000 or more were as follows as of June 30, 2015:

(dollars in thousands)

3 months or less	$74,169
Over 3 months through 6 months	55,493
Over 6 months through 12 months	191,630
Over 12 months	22,147
Total	$343,439

FFB utilizes a third party program called CDARs which allows FFB to transfer funds of its clients in excess of the FDIC insurance limit (currently $250,000) to other institutions in exchange for an equal amount of funds from clients of these other institutions. This has allowed FFB to provide FDIC insurance coverage to its clients. Under certain regulatory guidelines, these deposits are considered brokered deposits. From time to time, the Bank will utilize brokered deposits as a source of funding. As of June 30, 2015 the bank held $257 million of deposits which are classified as brokered deposits, including $57 million of CDARs reciprocal deposits.

Borrowings. At June 30, 2015, our borrowings consisted of $443.0 million of overnight FHLB advances at FFB and a $29.3 million term loan at FFI. At December 31, 2014, our borrowings consisted of $263 million of overnight FHLB advances at FFB and a $20 million term loan at FFI. The FHLB advances were paid in full in the early parts of July 2015 and January 2015, respectively. Because FFB utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of overnight borrowings during the first six months of 2015 was $282 million, as compared to $145 million during 2014. The weighted average interest rate on these overnight borrowings was 0.18% for the first six months of 2015, as compared to 0.13% during 2014. The maximum amount of overnight borrowings outstanding at any month-end during the first six months of 2015 and during 2014, was $443 million and $263 million, respectively. As mentioned above, at the end of the second quarter of 2015, the Bank borrowed an additional $140 million from the FHLB for one day as this additional amount was paid back on July 1, 2015.

Term Loan. In the second quarter of 2013, we entered into a secured loan agreement with an unaffiliated lender to borrow $7.5 million for a term of five years. In the first quarter of 2014, we entered into an amendment to this loan agreement pursuant to which we obtained an additional $15.0 million of borrowings. This amendment did not alter any of the terms of the loan agreement or the loan, other than to increase the principal amount and to correspondingly increase the amount of the monthly installments of principal and interest payable on the loan. In the first quarter of 2015, we entered into a second amendment to this loan agreement pursuant to which, we obtained an additional $10.3 million of borrowings, bringing the outstanding balance of this loan to $30.0 million as of February 28, 2015. This second amendment also reduced the interest rate on this loan to 3.75% over ninety day LIBOR from 4.00% over ninety day LIBOR, extended the maturity date of this loan to May 1, 2022 and made corresponding changes to the amount of the principal payments required to be made by us on this loan. This loan was paid off in full on August 13, 2015.

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

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
June 30, 2015:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$914,234	$914,234
Commercial properties	1,391	—	1,783	530	3,704	285,511	289,215
Land and construction	721	—	—	—	721	10,011	10,732
Commercial and industrial loans	2,934	—	1,007	329	4,270	143,485	147,755
Consumer loans	—	—	—	102	102	43,987	44,089
Total	$5,046	$—	$2,790	$961	$8,797	$1,397,228	$1,406,025

Percentage of total loans	0.36%	0.00%	0.20%	0.07%	0.63%

December 31, 2014:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$842,135	$842,135
Commercial properties	—	805	200	596	1,601	203,719	205,320
Land and construction	—	—	651	—	651	3,658	4,309
Commercial and industrial loans	2,092	289	700	342	3,423	90,114	93,537
Consumer loans	—	—	637	163	800	20,325	21,125
Total	$2,092	$1,094	$2,188	$1,101	$6,475	$1,159,951	$1,166,426

Percentage of total loans	0.18%	0.09%	0.19%	0.09%	0.56%

As of June 30, 2015 and December 31, 2014, the Company had two loans with an aggregate balance of $0.5 million classified as troubled debt restructurings (“TDR”), all of which are included as nonaccrual in the table above.

The following is a breakdown of our loan portfolio by the risk category of loans as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
June 30, 2015:
Real estate loans:
Residential properties	$911,068	$1,500	$1,625	$41	$914,234
Commercial properties	282,199	—	384	6,632	289,215
Land and construction	8,722	—	2,010	—	10,732
Commercial and industrial loans	133,163	1,611	4,577	8,404	147,755
Consumer loans	43,987	—	—	102	44,089
Total	$1,379,139	$3,111	$8,596	$15,179	$1,406,025

December 31, 2014:
Real estate loans:
Residential properties	$841,538	$554	$—	$43	$842,135
Commercial properties	198,112	1,266	200	5,742	205,320
Land and construction	4,309	—	—	—	4,309
Commercial and industrial loans	81,067	5,276	1,559	5,635	93,537
Consumer loans	20,962	—	47	116	21,125
Total	$1,145,988	$7,096	$1,806	$11,536	$1,166,426

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

In 2012 and in 2015, we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	June 30, 2015	December 31, 2014
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$1,857	$206
Commercial properties	575	206
Land	2,531	—
Total real estate loans	4,963	206
Commercial and industrial loans	6,059	2,002
Consumer loans	4	249
Total loans	11,026	2,457
Unaccreted discount on purchased credit impaired loans	(2,430)	(651)
Total	$8,596	$1,806

 Allowance for Loan Losses. The following table summarizes the activity in our ALLL for the periods indicated:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter ended June 30, 2015:
Real estate loans:
Residential properties	$6,447	$181	$—	$—	$6,628
Commercial properties	1,469	683	(240)	—	1,912
Commercial and industrial loans	2,080	(150)	(13)	—	1,917
Consumer loans	304	39	—	—	343
Total	$10,300	$753	$(253)	$—	$10,800

Six months ended June 30, 2015:
Real estate loans:
Residential properties	$6,586	$42	$—	$—	$6,628
Commercial properties	1,526	626	(240)	—	1,912
Commercial and industrial loans	1,897	33	(13)	—	1,917
Consumer loans	141	202	—	—	343
Total	$10,150	$903	$(253)	$—	$10,800
Year ended December 31, 2014:
Real estate loans:
Residential properties	$6,157	$429	$—	$—	$6,586
Commercial properties	1,440	86	—	—	1,526
Commercial and industrial loans	2,149	(252)	—	—	1,897
Consumer loans	169	(28)	—	—	141
Total	$9,915	$235	$—	$—	$10,150

Excluding the loans acquired in acquisitions, our ALLL represented 0.80%, and 0.87% of total loans outstanding as of June 30, 2015 and December 31, 2014, respectively.

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

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
June 30, 2015:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,525	$—	$6,525	$203
Commercial properties	70	1,842	—	1,912	529
Land and construction	—	103	—	103	80
Commercial and industrial loans	725	1,192	—	1,917	355
Consumer loans	—	343	—	343	8
Total	$795	$10,005	$—	$10,800	$1,175
Loans:
Real estate loans:
Residential properties	$41	$912,568	$1,625	$914,234	$6,152
Commercial properties	6,632	282,199	384	289,215	49,082
Land and construction	—	8,722	2,010	10,732	2,572
Commercial and industrial loans	8,404	134,774	4,577	147,755	36,434
Consumer loans	102	43,987	—	44,089	2,339
Total	$15,179	$1,382,250	$8,596	$1,406,025	$96,579

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
December 31, 2014:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,519	$—	$6,519	$26
Commercial properties	26	1,500	—	1,526	193
Land and construction	—	67	—	67	4
Commercial and industrial loans	686	1,211	—	1,897	45
Consumer loans	—	141	—	141	—
Total	$712	$9,438	$—	$10,150	$268
Loans:
Real estate loans:
Residential properties	$43	$842,092	$—	$842,135	$2,861
Commercial properties	5,742	199,378	200	205,320	21,126
Land and construction	—	4,309	—	4,309	1,099
Commercial and industrial loans	5,635	86,343	1,559	93,537	5,893
Consumer loans	116	20,962	47	21,125	8
Total	$11,536	$1,153,084	$1,806	$1,166,426	$30,987

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in an acquisition  that were not classified as purchased impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balances of the related loans. The unaccreted credit component discount is equal to 1.22% and 0.86% of the stated principal balances of these loans as of June 30, 2015 and December 31, 2014, respectively. In addition to this unaccreted credit component discount, an additional $0.3 million of the ALLL was provided for these loans as of June 30, 2015.

Liquidity

Liquidity management focuses on our ability to generate, on a timely and cost-effective basis, cash sufficient to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. Our liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in marketable securities or held as cash at the Federal Reserve Bank, or other financial institutions.

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of shares by FFI. The remaining balances of the Company’s lines of credit available to draw down totaled $37.6 million at June 30, 2015.

Cash Flows Provided by Operating Activities. During the six months ended June 30, 2015, operating activities provided net cash of $3.0 million, comprised primarily of our net income of $5.6 million, and $1.8 million of non-cash charges, including provisions for loan losses, stock based compensation expense, bonus and other accruals, and depreciation and amortization, offset partially by an $1.9 million increase in other assets and an $1.6 million decrease in accounts payable and other liabilities. During the year ended December 31, 2014, operating activities provided net cash of $9.4 million, comprised primarily of our net income of $8.4 million.

Cash Flows Used in Investing Activities. During the six months ended June 30, 2015, investing activities used net cash of $237.8 million, primarily to fund a $274.9 million net increase in loans, offset partially by $38.6 million in cash received as a result of our acquisition of PRB. During the year ended December 31, 2014, investing activities used net cash of $340.3 million, primarily to fund a $262.3 million net increase in loans and a $83.5 million net increase in securities AFS.

Cash Flow Provided by Financing Activities. During the six months ended June 30, 2015, financing activities provided net cash of $378.0 million, consisting primarily of a net increase of $183.5 million in deposits, a $10.1 million borrowing under a term note, and a $180.0 million increase in FHLB advances. During the year ended December 31, 2014, financing activities provided net cash of $303.7 million, consisting primarily of a net increase of $160.9 million in deposits and a net increase of $141.8 million in borrowings.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2015 and December 31, 2014, the loan-to-deposit ratios at the Bank were 117.6% and 118.9%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of June 30, 2015:

(dollars in thousands)
Commitments to fund new loans	$20,199
Commitments to fund under existing loans, lines of credit	128,112
Commitments under standby letters of credit	9,018

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of June 30, 2015, the Bank was obligated on $68.5 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $56.0 million of deposits from the State of California.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
June 30, 2015
CET1 capital ratio	$117,550	10.51%	$50,320	4.50%
Tier 1 leverage ratio	117,550	7.49%	62,736	4.00%
Tier 1 risk-based capital ratio	117,550	10.51%	67,094	6.00%
Total risk-based capital ratio	128,750	11.51%	89,458	8.00%

December 31, 2014
Tier 1 leverage ratio	$95,582	7.32%	$52,200	4.00%
Tier 1 risk-based capital ratio	95,582	11.02%	34,700	4.00%
Total risk-based capital ratio	106,132	12.23%	69,399	8.00%

FFB
June 30, 2015
CET1 capital ratio	$128,954	11.58%	$50,121	4.50%	$72,396	6.50%
Tier 1 leverage ratio	128,954	8.24%	62,586	4.00%	78,232	5.00%
Tier 1 risk-based capital ratio	128,954	11.58%	66,828	6.00%	89,103	8.00%
Total risk-based capital ratio	140,154	12.58%	89,103	8.00%	111,379	10.00%

December 31, 2014
Tier 1 leverage ratio	$105,261	8.09%	$52,036	4.00%	$65,045	5.00%
Tier 1 risk-based capital ratio	105,261	12.18%	34,572	4.00%	51,858	6.00%
Total risk-based capital ratio	115,811	13.40%	69,144	8.00%	86,430	10.00%

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

As of June 30, 2015, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $56.6 million for the CET-1 capital ratio, $50.7 million for the Tier 1 leverage ratio, $39.9 million for the Tier 1 risk-based capital ratio and $28.8 million for the Total risk-based capital ratio. No conditions or events have occurred since June 30, 2015 which we believe have changed FFI’s or FFB’s capital adequacy classifications from those set forth in the above table.

During the six months of 2015, and during the entirety of 2014, FFI made cash capital contributions to FFB of $6.0 million and $10.0 million, respectively. In addition, FFI contributed the assets, liabilities and operations of PRB to FFB, resulting in a capital contribution of $12.4 million. As of June 30, 2015, FFI had $16.7 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

We did not pay dividends in 2015 or 2014 and we have no plans to pay dividends at least for the foreseeable future. Instead, it is our intention to retain internally generated cash flow to support our growth. Moreover, the payment of dividends is subject to certain regulatory restrictions.

We had no material commitments for capital expenditures as of June 30, 2015.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30 2015, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2014, which we filed with the SEC on March 16, 2015.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

a)

On May 29, 2015, we sold and issued 272,035 shares of common stock, at a price of $18.38 per share, to David S. DePillo, the new President of FFB, in a transaction that was exempt from registration as provided by section 4(a)(2) of the Securities Act.

b)

On August 12, 2015, we issued 6,233,766 shares of common stock, at a price of $19.25 per share, in a registered, underwritten public offering.  The offering resulted in gross proceeds of $120.0 million and net proceeds of approximately $113.7 million, after underwriting discounts and estimated expenses of the offering. The Company used a portion of the net proceeds from this offering to repay all of its $29 million of outstanding term debt and intends to use the remaining proceeds for general corporate purposes, including to support of organic growth and possible acquisitions.

On August 14, 2015, the underwriters exercised their option to purchase an additional 935,065 shares of the Company’s common stock, at a price of $19.25 per share, to cover any over-allotments in the public offering. As a result, the Company received additional gross proceeds of $18.0 million and net proceeds of $17.1 million, after underwriting discounts. The Company intends to use the proceeds for general corporate purposes, including to support of organic growth and possible acquisitions.

ITEM 5.	OTHER INFORMATION

As discussed above in Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds,” we issued 272,035 shares of common stock, at a price of $18.38 per share, to David S. DePillo on May 29, 2015.

ITEM 6.	EXHIBITS
(a)	Exhibits.

Exhibit No.	Description of Exhibit

10.21#

Employment Agreement, dated May 11, 2015 by and between First Foundation Bank and David DePillo (incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.22#

Change of Control Agreement, dated May 11, 2015, by and between First Foundation Inc. and David DePillo (incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Furnished and not filed.
#	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: August 14, 2015	By:	/s/ JOHN M. MICHEL
John M. Michel
Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

10.21#

Employment Agreement, dated May 11, 2015 by and between First Foundation Bank and David DePillo (incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

10.22#

Change of Control Agreement, dated May 11, 2015, by and between First Foundation Inc. and David DePillo (incorporated by reference to the same numbered Exhibit to the Company’s Quarterly Report on Form 10-Q filed on May 11, 2015).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Furnished and not filed.
#	Management contract or compensatory plan.

E-1