Form 10-Q
period 2015-09-30
First Foundation Inc.
filed 2015-11-16
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 001-36461

FIRST FOUNDATION INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-8639702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

18101 Von Karman Avenue, Suite 700 Irvine, CA 92612	92612
(Address of principal executive offices)	(Zip Code)

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

15,962,686 shares of Common Stock, par value $0.001 per share, as of November 12, 2015

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

TABLE OF CONTENTS

		Exhibit No.

Part I. Financial Information

Item 1.	Financial Statements	1

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

Part II. Other Information

Item 1A	Risk Factors	39

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 6	Exhibits	40

SIGNATURES		S-1

EXHIBITS		E-1

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2015	December 31, 2014
	(unaudited)
ASSETS

Cash and cash equivalents	$206,338	$29,692
Securities available-for-sale (“AFS”)	360,559	138,270
Loans held for sale	108,903	—
Loans, net of deferred fees	1,536,005	1,166,392
Allowance for loan and lease losses (“ALLL”)	(11,300)	(10,150)
Net loans	1,524,705	1,156,242

Investment in FHLB stock	17,820	12,361
Premises and equipment, net	2,397	2,187
Deferred taxes	11,969	9,748
Real estate owned (“REO”)	4,492	334
Goodwill and intangibles	2,481	197
Other assets	9,083	6,393
Total Assets	$2,248,747	$1,355,424

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$1,321,527	$962,954
Borrowings	660,000	282,886
Accounts payable and other liabilities	9,924	10,088
Total Liabilities	1,991,451	1,255,928

Commitments and contingencies	—	—
Shareholders’ Equity
Common Stock, par value $.001: 20,000,000 shares authorized; 15,962,686 and 7,845,182 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	16	8
Additional paid-in-capital	226,796	78,204
Retained earnings	28,714	20,384
Accumulated other comprehensive income, net of tax	1,770	900
Total Shareholders’ Equity	257,296	99,496

Total Liabilities and Shareholders’ Equity	$2,248,747	$1,355,424

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Loans	$15,634	$11,404	$41,097	$31,735
Securities AFS	1,107	799	2,744	1,741
Fed funds sold, FHLB stock and deposits	367	181	1,418	514
Total interest income	17,108	12,384	45,259	33,990

Interest expense:
Deposits	1,328	953	3,366	2,595
Borrowings	319	284	1,137	682
Total interest expense	1,647	1,237	4,503	3,277

Net interest income	15,461	11,147	40,756	30,713

Provision for loan losses	570	—	1,473	235

Net interest income after provision for loan losses	14,891	11,147	39,283	30,478

Noninterest income:
Asset management, consulting and other fees	5,870	6,309	17,642	17,388
Other income	998	428	1,850	1,316
Total noninterest income	6,868	6,737	19,492	18,704

Noninterest expense:
Compensation and benefits	10,870	8,764	29,440	25,278
Occupancy and depreciation	2,561	1,867	6,486	5,499
Professional services and marketing costs	1,481	1,192	4,051	4,540
Other expenses	2,044	1,272	4,311	4,195
Total noninterest expense	16,956	13,095	44,288	39,512

Income before taxes on income	4,803	4,789	14,487	9,670
Taxes on income	2,041	2,130	6,157	4,282
Net income	$2,762	$2,659	$8,330	$5,388

Net income per share:
Basic	$0.22	$0.34	$0.87	$0.70
Diluted	$0.21	$0.32	$0.84	$0.66
Shares used to compute net income per share:
Basic	12,623,924	7,735,350	9,534,056	7,734,372
Diluted	13,074,935	8,240,424	9,929,445	8,188,633

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - Unaudited

(In thousands, except share amounts)

	Common Stock				Accumulated Other
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance: December 31, 2014	7,485,182	$8	$78,204	$20,384	$900	$99,496
Net income				8,330		8,330
Other comprehensive income					870	870
Stock based compensation			383			383
Issuance of common stock:
Exercise of options	17,100		201			201
Payout of contingent consideration	31,064		452			452
Sale of stock	272,035		5,000			5,000
Stock issued in acquisition	621,345	1	11,805			11,806
Issuance of restricted stock	7,129
Public Offering	7,168,831	7	130,751			130,758
Balance: September 30, 2015	15,962,686	$16	$226,796	$28,714	$1,770	$257,296

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

Net income	$2,762	$2,659	$8,330	$5,388
Other comprehensive income:
Unrealized holding gains (losses) on securities arising during the period	2,690	(704)	1,477	2,249
Other comprehensive income (loss) before tax	2,690	(704)	1,477	2,249
Income tax (expense) benefit related to items of other comprehensive income	(1,107)	291	(607)	(926)
Other comprehensive income (loss)	1,583	(413)	870	1,323
Total comprehensive income	$4,345	$2,246	$9,200	$6,711

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Nine Months Ended September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$8,330	$5,388
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,473	235
Stock–based compensation expense	383	387
Depreciation and amortization	995	949
Deferred tax provision	(1,068)	487
Accretion of discounts on purchased loans, net	(523)	(1,581)
Gain on sale of loans	(205)	—
Gain on sale of REO	—	(1,038)
Increase in other assets	(2,076)	(793)
Increase/(decrease) in accounts payable and other liabilities	(14)	3,309
Net cash provided by operating activities	7,295	7,343

Cash Flows from Investing Activities:
Net increase in loans (including changes in loans held for sale)	(402,543)	(198,383)
Proceeds from sale of loans	2,205	—
Proceeds from sale of REO	—	4,198
Purchase of loan secured by REO property	—	(1,285)
Purchases of premises and equipment	(1,142)	(152)
Purchase of securities AFS	(225,396)	(78,639)
Maturity / sale / payments – securities AFS	11,648	5,115
Cash acquired in acquisition	38,081	—
Purchases (net of redemptions) of FHLB stock	(5,307)	(3,055)
Net cash used in investing activities	(582,454)	(272,201)

Cash Flows from Financing Activities:
Increase in deposits	238,732	149,127
FHLB Advances – net increase	397,000	74,000
Proceeds – term note	10,114	15,000
Principal payments – term note	(30,000)	(1,381)
Proceeds from sale of stock, net	135,959	-
Net cash provided by financing activities	751,805	236,746

Increase (decrease) in cash and cash equivalents	176,646	(28,112)
Cash and cash equivalents at beginning of year	29,692	56,954
Cash and cash equivalents at end of period	$206,338	$28,842

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,444	$3,167
Income taxes	$7,650	$2,501
Noncash transactions:
Chargeoffs against allowance for loans losses	$323	$—
Transfer of foreclosed loans to REO	$—	$1,834
Transfer of loans to loans held for sale	$113,325	$—

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 - UNAUDITED

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

In September, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”.  The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  For public companies, this update will be effective for interim and annual periods beginning after December 15, 2015, including interim periods within those fiscal periods.  The adoption of ASU No. 2015-16 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40)”.  The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. This update was originally effective for annual reporting periods beginning on or after December 15, 2016 and interim periods therein and requires expanded disclosures. In July 2015 the FASB issued a deferral of ASU 2014-09 of one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption but not before the original effective date. The Company is currently assessing the impact that this guidance will have on its consolidated financial statements, but does not expect the guidance to have a material impact on the Company's consolidated financial statements.

NOTE 2: ACQUISITIONS

On June 16, 2015, the Company completed the acquisition of Pacific Rim Bank (‘PRB”), through a merger of PRB with and into the Bank, in exchange for 621,345 shares of its common stock with a fair value of $19.00 per share and paid $543,000 in cash, which was paid to dissenting shareholders. The primary reason for acquiring PRB was to expand our operations into Hawaii.

The acquisition is accounted for under the purchase method of accounting. The acquired assets, assumed liabilities and identifiable intangible assets are recorded at their respective acquisition date fair values. Goodwill of $1.3 million, which is not tax deductible, is included in intangible assets in the table below. These amounts are based on current information and are subject to adjustment as the Company completes its analysis of the fair values of the assets acquired and liabilities assumed.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 – UNAUDITED

The following table represents the assets acquired and liabilities assumed of PRB as of June 16, 2015 and the fair value adjustments and amounts recorded by the Bank in 2015 under the acquisition method of accounting:

	PRB Book Value	Fair Value Adjustments	Fair Value
(dollars in thousands)
Assets Acquired:
Cash and cash equivalents	$38,624	$—	$38,624
Securities AFS	7,179	115	7,294
Loans, net of deferred fees	80,192	(2,419)	77,773
Allowance for loan losses	(2,034)	2,034	—
Premises and equipment, net	251	(188)	63
Investment in FHLB stock	152	—	152
Deferred taxes	—	1,802	1,802
REO	4,374	(216)	4,158
Intangible assets	—	2,399	2,399
Other assets	269	—	269
Total assets acquired	$129,007	$3,527	$132,534

Liabilities Assumed:
Deposits	$119,663	$178	$119,841
Accounts payable and other liabilities	442	(98)	344
Total liabilities assumed	120,105	80	120,185
Excess of assets acquired over liabilities assumed	8,902	3,447	12,349
Total	$129,007	$3,527	$132,534

Consideration:
Stock issued			$11,806
Cash paid			543
Total			$12,349

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The excess of expected cash flows above the fair value of the majority of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB Accounting Standards Codification (“ASC”) 310-20.

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

The Company recorded a deferred income tax asset of $1.8 million related to PRB’s operating loss carry-forward and other tax attributes of PRB, along with the effects of fair value adjustments resulting from applying the purchase method of accounting.

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

For the Nine Months Ended September 30, 2015 – UNAUDITED

will be accreted to reduce interest expense over the remaining maturities of the respective pools. The Company also recorded a core deposit intangible, which represents the value of the deposit relationships acquired from PRB, of $1.1 million. The core deposit intangible will be amortized over a period of 7 years.

Pro Forma Information (unaudited)

The following table presents unaudited pro forma information as if the acquisition of PRB had occurred on January 1, 2015, and January 1, 2014, for the nine months periods ending September 30, 2015 and 2014, respectively, after giving effect to certain adjustments. The unaudited pro forma information for these periods includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, adjustments for interest expense on deposits acquired, and the related income tax effects of all these items and the income tax benefits derived from PRB’s loss before taxes. The net effect of these pro forma adjustments were increases of $0.2 million and $33,000 in net income for the nine months ended September 30, 2015 and 2014, respectively. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

	Nine Months Ended September 30,
	2015	2014
(dollars in thousands)

Net interest income	$42,386	$33,616
Provision for loan losses	1,473	235
Noninterest income	19,610	19,074
Noninterest expenses	47,050	43,330
Income before taxes	13,473	9,125
Taxes on income	5,728	4,051
Net income	$7,745	$5,074

Net income per share:
Basic	$0.76	$0.61
Diluted	$0.73	$0.58

The revenues (net interest income and noninterest income) and net income for the period from June 16, 2015 to September 30, 2015 related to the operations acquired from PRB and included in the results of operations for the nine months ended September 30, 2015 was approximately $1.6 million and $0.5 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 – UNAUDITED

NOTE 3: FAIR VALUE MEASUREMENTS

Assets Measured at Fair Value on a Recurring Basis

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
(dollars in thousands)
September 30, 2015:
Investment securities available for sale:
US Treasury securities	$300	$300	$—	$—
FNMA and FHLB Agency notes	16,236	—	16,236	—
Agency mortgage-backed securities	344,023	—	344,023	—
Total assets at fair value on a recurring basis	$360,559	$300	$360,259	$—

December 31, 2014:
Investment securities available for sale:
US Treasury securities	$300	$300	$—	$—
FNMA and FHLB Agency notes	10,277	—	10,277	—
Agency mortgage-backed securities	127,693	—	127,693	—
Total assets at fair value on a recurring basis	$138,270	$300	$137,970	$—

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

For the Nine Months Ended September 30, 2015 – UNAUDITED

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 – UNAUDITED

Borrowings. The fair value of $660 million in borrowings is the carrying value of overnight FHLB advances that approximate fair value because of the short-term maturity of this instrument, resulting in a Level 2 classification. The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company.  The term loan with a balance of $19.9 million at December 31, 2014 was a variable rate loan for which the rate adjusted quarterly, and as such, its fair value was based on its carrying value resulting in a Level 3 classification.  The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
September 30, 2015:
Assets:
Cash and cash equivalents	$206,338	$206,338	$—	$—	$206,338
Securities AFS	360,559	300	360,259	—	360,559
Loans	1,524,705	—	—	1,557,574	1,557,574
Loans held for sale	108,903	—	—	110,809	110,809
Investment in FHLB stock	17,820	17,820	—	—	17,820

Liabilities:
Deposits	1,321,527	960,672	359,382	—	1,320,054
Borrowings	660,000	-	660,000	—	660,000

December 31, 2014:
Assets:
Cash and cash equivalents	$29,692	$29,692	$—	$—	$29,692
Securities AFS	138,270	300	137,970	—	138,270
Loans	1,156,242	—	—	1,186,408	1,186,408
Investment in FHLB stock	12,361	12,361	—	—	12,361

Liabilities:
Deposits	962,954	709,604	253,244	—	962,848
Borrowings	282,886	—	263,000	19,886	282,886

NOTE 4: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2015:
US Treasury securities	$300	$—	$—	$300
FNMA and FHLB Agency notes	16,167	69	—	16,236
Agency mortgage-backed securities	341,085	3,126	(188)	344,023
Total	$357,552	$3,195	$(188)	$360,559

December 31, 2014:
US Treasury securities	$300	$—	$—	$300
FNMA and FHLB Agency notes	10,496	—	(219)	10,277
Agency mortgage-backed securities	125,944	1,881	(132)	127,693
Total	$136,740	$1,881	$(351)	$138,270

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 – UNAUDITED

The table below indicates, as of September 30, 2015 the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2015
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
FNMA and FHLB Agency notes	$—	$—	$—	$—	$—	$—
Agency mortgage backed securities	20,268	(188)	—	—	20,268	(188)
Total temporarily impaired securities	$20,268	$(188)	$—	$—	$20,268	$(188)

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

The scheduled maturities of securities AFS and the related weighted average yields were as follows as of September 30, 2015:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$300	$—	$—	$—	$300
FNMA and FHLB Agency notes	—	12,760	2,748	659	16,167
Total	$300	$12,760	$2,748	$659	$16,467
Weighted average yield	0.45%	1.50%	1.94%	2.86%	1.61%

Estimated Fair Value:
US Treasury securities	$300	$—	$—	$—	$300
FNMA and FHLB Agency notes	—	12,798	2,763	675	16,236
Total	$300	$12,798	$2,763	$675	$16,536

Agency mortgage backed securities are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities as of September 30, 2015 was 2.29%.

NOTE 5: LOANS

The following is a summary of our loans as of:

(dollars in thousands)	September 30, 2015	December 31, 2014
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$478,018	$481,491
Single family	521,702	360,644
Total real estate loans secured by residential properties	999,720	842,135
Commercial properties	329,972	205,320
Land and construction	12,570	4,309
Total real estate loans	1,342,262	1,051,764
Commercial and industrial loans	158,259	93,537
Consumer loans	35,979	21,125
Total loans	1,536,500	1,166,426
Premiums, discounts and deferred fees and expenses	(495)	(34)
Total	$1,536,005	$1,166,392

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 – UNAUDITED

As of September 30, 2015 and December 31, 2014, the principal balances shown above are net of unaccreted discount related to loans acquired in an acquisition of $2.9 million and $0.8 million, respectively.

In 2012 and 2015, the Company purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows for the periods indicated:

(dollars in thousands)	Nine Months Ended September 30, 2015	Year Ended December 31, 2014
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$—	$—
Commercial properties	537	206
Land	1,616	—
Total real estate loans	2,153	206
Commercial and industrial loans	6,788	2,002
Consumer loans	19	249
Total loans	8,960	2,457
Unaccreted discount on purchased credit impaired loans	(2,298)	(651)
Total	$6,662	$1,806

Accretable yield, or income expected to be collected on purchased credit impaired loans, is as follows as of:

(dollars in thousands)	September 30, 2015	December 31, 2014

Beginning balance	$130	$2,349
Accretion of income	(207)	(1,076)
Reclassifications from nonaccretable difference	—	(391)
Acquisition	789	—
Disposals	(56)	(752)
Ending balance	$656	$130

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 – UNAUDITED

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
September 30, 2015:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$999,720	$999,720
Commercial properties	—	—	797	1,579	2,376	327,596	329,972
Land and construction	—	—	965	—	965	11,605	12,570
Commercial and industrial loans	984	76	2,365	2,550	5,975	152,284	158,259
Consumer loans	—	—	—	89	89	35,890	35,979
Total	$984	$76	$4,127	$4,218	$9,405	$1,527,095	$1,536,500

Percentage of total loans	0.06%	0.00%	0.27%	0.27%	0.61%

December 31, 2014:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$842,135	$842,135
Commercial properties	—	805	200	596	1,601	203,719	205,320
Land and construction	—	—	651	—	651	3,658	4,309
Commercial and industrial loans	2,092	289	700	342	3,423	90,114	93,537
Consumer loans	—	—	637	163	800	20,325	21,125
Total	$2,092	$1,094	$2,188	$1,101	$6,475	$1,159,951	$1,166,426

Percentage of total loans	0.18%	0.09%	0.19%	0.09%	0.56%

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

As of September 30, 2015 and December 31, 2014, the Company had two loans with a balance of $0.5 million and $0.5 million, respectively, classified as a troubled debt restructuring (“TDR”) which are included as nonaccrual in the table above. Both loans were classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loans.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 – UNAUDITED

NOTE 6: ALLOWANCE FOR LOAN LOSSES

The following is a roll forward of the Bank’s allowance for loan losses for the following periods:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter Ended September 30, 2015:
Real estate loans:
Residential properties	$6,628	$291	$—	$—	$6,919
Commercial properties	1,912	298	(70)	—	2,140
Commercial and industrial loans	1,917	77	—	—	1,994
Consumer loans	343	(96)	—	—	247
Total	$10,800	$570	$(70)	$—	$11,300

Nine Months Ended September 30, 2015:
Real estate loans:
Residential properties	$6,586	$333	$—	$—	$6,919
Commercial properties	1,526	924	(310)	—	2,140
Commercial and industrial loans	1,897	110	(13)	—	1,994
Consumer loans	141	106	—	—	247
Total	$10,150	$1,473	$(323)	$—	$11,300

Year Ended December 31, 2014:
Real estate loans:
Residential properties	$6,157	$429	$—	$—	$6,586
Commercial properties	1,440	86	—	—	1,526
Commercial and industrial loans	2,149	(252)	—	—	1,897
Consumer loans	169	(28)	—	—	141
Total	$9,915	$235	$—	$—	$10,150

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 – UNAUDITED

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
September 30, 2015:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,849	$—	$6,849	$141
Commercial properties	—	2,092	—	2,092	409
Land and construction	—	118	—	118	46
Commercial and industrial loans	807	1,187	—	1,994	299
Consumer loans	—	247	—	247	14
Total	$807	$10,493	$—	$11,300	$909
Loans:
Real estate loans:
Residential properties	$—	$999,720	$—	$999,720	$7,958
Commercial properties	6,366	323,248	358	329,972	45,983
Land and construction	—	11,429	1,141	12,570	3,856
Commercial and industrial loans	7,748	145,348	5,163	158,259	30,360
Consumer loans	89	35,890	—	35,979	1,965
Total	$14,203	$1,515,635	$6,662	$1,536,500	$90,122

December 31, 2014:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,586	$—	$6,586	$26
Commercial properties	26	1,500	—	1,526	193
Land and construction	—	—	—	—	4
Commercial and industrial loans	686	1,211	—	1,897	45
Consumer loans	—	141	—	141	—
Total	$712	$9,438	$—	$10,150	$268
Loans:
Real estate loans:
Residential properties	$43	$842,092	$—	$842,135	$2,861
Commercial properties	5,742	199,378	200	205,320	21,126
Land and construction	—	4,309	—	4,309	1,099
Commercial and industrial loans	5,635	86,343	1,559	93,537	5,893
Consumer loans	116	20,962	47	21,125	8
Total	$11,536	$1,153,084	$1,806	$1,166,426	$30,987

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in an acquisition that were not classified as purchased impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balance of the related loans. The unaccreted credit component discount is equal to 1.01% and 0.86% of the stated principal balance of these loans as of September 30, 2015 and December 31, 2014, respectively. In addition to this unaccreted credit component discount, an additional $0.4 million of the ALLL has been provided for these loans as of September 30, 2015 and December 31, 2014.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 – UNAUDITED

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
September 30, 2015:
Real estate loans:
Residential properties	$998,220	$1,500	$—	$—	$999,720
Commercial properties	323,248	—	358	6,366	329,972
Land and construction	11,429	—	1,141	—	12,570
Commercial and industrial loans	143,747	1,601	5,163	7,748	158,259
Consumer loans	35,890	—	—	89	35,979
Total	$1,512,534	$3,101	$6,662	$14,203	$1,536,500

December 31, 2014:
Real estate loans:
Residential properties	$841,538	$554	$—	$43	$842,135
Commercial properties	198,112	1,266	200	5,742	205,320
Land and construction	4,309	—	—	—	4,309
Commercial and industrial loans	81,067	5,276	1,559	5,635	93,537
Consumer loans	20,962	—	47	116	21,125
Total	$1,145,988	$7,096	$1,806	$11,536	$1,166,426

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 – UNAUDITED

Impaired loans evaluated individually and any related allowance are as follows as of:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
September 30, 2015:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—
Commercial properties	6,607	6,367	—	—	—
Commercial and industrial loans	4,455	4,291	3,457	3,457	807
Consumer loans	125	88	—	—	—
Total	$11,187	$10,746	$3,457	$3,457	$807

December 31, 2014:
Real estate loans:
Residential properties	$43	$43	$—	$—	$—
Commercial properties	5,568	5,568	174	174	26
Commercial and industrial loans	2,094	2,094	3,541	3,451	686
Consumer loans	116	116	—	—	—
Total	$7,821	$7,821	$3,715	$3,715	$712

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the:

	Nine months Ended September 30, 2015		Year Ended December 31, 2014
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$36	$2	$3,000	$25
Commercial properties	6,588	220	3,217	140
Commercial and industrial loans	8,067	343	1,196	241
Consumer loans	105	—	126	—
Total	$14,796	$565	$7,539	$406

There was no interest income recognized on a cash basis in either 2015 or 2014 on impaired loans.

NOTE 7: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$322,798	—	$246,137	—
Interest-bearing	293,565	0.476%	291,509	0.502%
Money market and savings	344,309	0.556%	171,958	0.626%
Certificates of deposits	360,855	0.549%	253,350	0.619%
Total	$1,321,527	0.400%	$962,954	0.427%

At September 30, 2015, of the $110.6 million of certificates of deposits of $250,000 or more, $103.8 million mature within one year and $6.8 million mature after one year. Of the $250.2 million of certificates of deposit of less than $250,000, $231.2 million mature within one year and $19.0 million mature after one year. At December 31, 2014, of the $117.0 million of certificates of

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 – UNAUDITED

deposits of $250,000 or more, $96.9 million mature within one year and $20.1 million mature after one year. Of the $136.4 million of certificates of deposit of less than $250,000, $127.1 million mature within one year and $9.3 million mature after one year.

NOTE 8: BORROWINGS

At September 30, 2015, our borrowings consisted of $660.0 million of overnight FHLB advances. At December 31, 2014, our borrowings consisted of $263.0 million of overnight FHLB advances and a $19.9 million term note payable by FFI. The FHLB advances were paid in full in the early part of October 2015 and January 2015, respectively, and bore interest rates of 0.20% and 0.27%, respectively. Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis.

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

	Quarter Ended September 30, 2015		Quarter Ended September 30, 2014
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$2,762	$2,762	$2,659	$2,659

Basic common shares outstanding	12,623,924	12,623,924	7,735,350	7,735,350
Effect of contingent shares issuable		796		64,000
Effect of options and restricted stock		450,215		441,074
Diluted common shares outstanding		13,074,935		8,240,424

Earnings per share	$0.22	$0.21	$0.34	$0.32

Based on a weighted average basis, options to purchase 14,500 and 65,407 shares of common stock were excluded for the quarter ended September 30, 2015 and 2014, respectively, because their effect would have been anti-dilutive.

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$8,330	$8,330	$5,388	$5,388

Basic common shares outstanding	9,534,056	9,534,056	7,734,372	7,734,372
Effect of contingent shares issuable		796		64,000
Effect of options and restricted stock		394,593		390,261
Diluted common shares outstanding		9,929,445		8,188,633

Earnings per share	$0.87	$0.84	$0.70	$0.66

Based on a weighted average basis, options to purchase 56,847 and 65,633 shares of common stock were excluded for the nine months ended September 30, 2015 and 2014, respectively, because their effect would have been anti-dilutive.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 – UNAUDITED

NOTE 10: SEGMENT REPORTING

For the nine months ended September 30, 2015 and 2014, the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Quarter ended September 30, 2015:
Interest income	$17,108	$—	$—	$17,108
Interest expense	1,509	—	138	1,647
Net interest income	15,599	—	(138)	15,461
Provision for loan losses	570	—	—	570
Noninterest income	1,839	5,171	(142)	6,868
Noninterest expense	11,653	4,685	618	16,956
Income (loss) before taxes on income	$5,215	$486	$(898)	$4,803

Quarter ended September 30, 2014:
Interest income	$12,384	$—	$—	$12,384
Interest expense	1,014	—	223	1,237
Net interest income	11,370	—	(223)	11,147
Provision for loan losses	-	—	-	-
Noninterest income	1,765	5,113	(141)	6,737
Noninterest expense	8,216	4,351	528	13,095
Income (loss) before taxes on income	$4,919	$762	$(892)	$4,789

	Banking	Wealth Management	Other	Total
Nine months ended September 30, 2015:
Interest income	$45,259	$—	$—	$45,259
Interest expense	3,829	—	674	4,503
Net interest income	41,430	—	(674)	40,756
Provision for loan losses	1,473	—	—	1,473
Noninterest income	4,501	15,426	(435)	19,492
Noninterest expense	28,138	13,950	2,200	44,288
Income (loss) before taxes on income	$16,320	$1,476	$(3,309)	$14,487

Nine months ended September 30, 2014:
Interest income	$33,990	$—	$—	$33,990
Interest expense	2,753	—	524	3,277
Net interest income	31,237	—	(524)	30,713
Provision for loan losses	235	—	-	235
Noninterest income	4,694	14,400	(390)	18,704
Noninterest expense	22,773	13,576	3,163	39,512
Income (loss) before taxes on income	$12,923	$824	$(4,077)	$9,670

NOTE 11: CAPITAL

On July 1, 2015, the Company filed a “shelf” registration statement with the SEC on Form S-3 for the purpose of registering, under the Securities Act of 1933, as amended, an aggregate of $150 million of shares of its common stock that would be available for possible sale, in one or more transactions, in the future. The registration statement was declared effective on July 20, 2015. Pursuant to this registration statement, the Company commenced a public offering in which it sold a total of 6,233,766 shares of its common stock, at a public offering price of $19.25 per share, on August 12, 2015. The offering resulted in gross proceeds of $120.0 million and net proceeds of approximately $113.7 million, after underwriting discounts and estimated expenses of the offering. The Company used a portion of the net proceeds from this offering to repay all of its $29 million of outstanding term debt and intends to use the remaining proceeds for general corporate purposes, including support of organic growth and possible acquisitions.  On August 14, 2015, the

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2015 – UNAUDITED

underwriters exercised their option to purchase an additional 935,065 shares of the Company’s common stock, at a price of $19.25 per share, to cover any over-allotments in the public offering. As a result, the Company received additional gross proceeds of $18.0 million and net proceeds of $17.1 million, after underwriting discounts.

     -

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the quarter and nine months ended September 30, 2015 as compared to our results of operations in the quarter and nine months ended September 30, 2014; and our financial condition at September 30, 2015 as compared to our financial condition at December 31, 2014. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2014, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (our “2014 10-K”) which we filed with the Securities and Exchange Commission (or SEC) on March 16, 2015.

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

Recent Developments and Overview

On July 1, 2015, the Company filed a “shelf” registration statement with the SEC on Form S-3 for the purpose of registering, under the Securities Act of 1933, as amended, an aggregate of $150 million of shares of its common stock that would be available for possible sale, in one or more transactions, in the future. The registration statement was declared effective on July 20, 2015. Pursuant to this registration statement, the Company commenced a public offering in which it sold a total of 6,233,766 shares of its common stock, at a public offering price of $19.25 per share, on August 12, 2015. The offering resulted in gross proceeds of $120.0 million and net proceeds of approximately $113.7 million, after underwriting discounts and estimated expenses of the offering. The Company used a portion of the net proceeds from this offering to repay all of its $29 million of outstanding term debt and intends to use the remaining proceeds for general corporate purposes, including supporting organic growth and possible acquisitions. On August 14, 2015, the underwriters exercised their option to purchase an additional 935,065 shares of the Company’s common stock, at a price of $19.25 per share, to cover any over-allotments in the public offering. As a result, the Company received additional gross proceeds of $18.0 million and net proceeds of $17.1 million, after underwriting discounts.

We have continued to grow our operations. Comparing the first nine months of 2015 to the corresponding period in 2014, we have increased our revenues (net interest income and noninterest income) by 22%. This growth in revenues is the result of the growth in Banking’s total interest-earning assets . During the first nine months of 2015, total loans in Banking increased by $479 million or 41% while securities available for sale increased 161%. Wealth Management’s assets under management (or “AUM”) increased by $73 million or 2% during the first nine months of 2015 as compared to the first nine months of 2014, and totaled $3.29 billion as of September 30, 2015, as, during the first nine months of 2015,  the addition of $411 million of AUM from new accounts was offset in part by portfolio losses of $122 million which reflected the overall downturn in the equity markets during the first nine months of 2015.

The results of operations for Banking and Wealth Management reflect the benefits of this growth. Income before taxes for Banking increased $3.4 million from $12.9 million in the first nine months of 2014 to $16.3 million in the first nine months of 2015. Income before taxes for Wealth Management increased from $0.8 million in the first nine months of 2014 to $1.5 million in the first nine months of 2015. On a consolidated basis, income before taxes increased $4.8 million from $9.7 million in the first nine months of 2014 to $14.5 million in the first nine months of 2015.

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

Results of Operations

Our net income for the quarter and nine months ending September 30, 2015 was $2.8 million and $8.3 million, respectively as compared to $2.7 million and $5.4 million for the corresponding periods in 2014. Income before taxes for the quarter and nine months ending September 30, 2015 was $4.8 million and $14.5 million, respectively, as compared to $4.8 million and $9.7 million for the corresponding periods in 2014. The effective tax rate was 42.5% and 44.0% for the nine month periods ending September 30, 2015 and 2014, respectively.

The primary sources of revenue for Banking are net interest income, fees from its deposits, trust and insurance services, and certain loan fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of AUM and fees charged for consulting and administrative services. Compensation and benefit costs, which represent the largest component of noninterest expense accounted for 63% and 77%, respectively, of the total noninterest expense for Banking and Wealth Management in the first nine months of 2015.

The following table shows key operating results for each of our business segments for the quarter ended September 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2015:
Interest income	$17,108	$—	$—	$17,108
Interest expense	1,509	—	138	1,647
Net interest income	15,599	—	(138)	15,461
Provision for loan losses	570	—	—	570
Noninterest income	1,839	5,171	(142)	6,868
Noninterest expense	11,653	4,685	618	16,956
Income (loss) before taxes on income	$5,215	$486	$(898)	$4,803
2014:
Interest income	$12,384	$—	$—	$12,384
Interest expense	1,014	—	223	1,237
Net interest income	11,370	—	(223)	11,147
Provision for loan losses	-	—	-	-
Noninterest income	1,765	5,113	(141)	6,737
Noninterest expense	8,216	4,351	528	13,095
Income (loss) before taxes on income	$4,919	$762	$(892)	$4,789

General. Consolidated income before taxes was $4.8 million for both the third quarter of 2015 and the third quarter of 2014. The $0.3 million increase in income before taxes of Banking was offset by a $0.3 million decrease in income before taxes of Wealth Management. The $0.3 million increase in income before taxes for Banking was due primarily to higher net interest income, which was partially offset by higher noninterest expenses. The $0.3 million decrease in income before taxes for Wealth Management was primarily due to higher noninterest expenses.

The following table shows key operating results for each of our business segments for the nine months ended September 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2015:
Interest income	$45,259	$—	$—	$45,259
Interest expense	3,829	—	674	4,503
Net interest income	41,430	—	(674)	40,756
Provision for loan losses	1,473	—	—	1,473
Noninterest income	4,501	15,426	(435)	19,492
Noninterest expense	28,138	13,950	2,200	44,288
Income (loss) before taxes on income	$16,320	$1,476	$(3,309)	$14,487
2014:
Interest income	$33,990	$—	$—	$33,990
Interest expense	2,753	—	524	3,277
Net interest income	31,237	—	(524)	30,713
Provision for loan losses	235	—	-	235
Noninterest income	4,694	14,400	(390)	18,704
Noninterest expense	22,773	13,576	3,163	39,512
Income (loss) before taxes on income	$12,923	$824	$(4,077)	$9,670

General. Consolidated income before taxes for the first nine months of 2015 was $14.5 million as compared to $9.7 million for the first nine months of 2014. This increase was due to increases in income before taxes for Banking and Wealth Management of $3.4 million and $0.6 million, respectively, and a $0.8 million decrease in corporate interest and noninterest expenses. The $3.4 million increase in income before taxes for Banking was due primarily to higher net interest income, which was partially offset by a higher provision for loans losses and higher noninterest expenses. The $0.6 million increase in income before taxes for Wealth Management was due to higher noninterest income  which was partially offset by noninterest expenses. The $0.8 million decrease in corporate interest and noninterest expenses was primarily due to the expensing of $1.0 million in IPO costs in the second quarter of 2014.

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

	Quarter Ended September 30:
	2015			2014
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$1,562,960	$15,634	4.00%	$1,038,829	$11,404	4.39%
Securities	190,107	1,107	2.33%	133,430	799	2.37%
Fed funds, FHLB stock, and deposits	49,917	367	2.91%	21,919	181	3.30%
Total interest-earning assets	1,802,984	17,108	3.79%	1,194,178	12,384	4.14%

Noninterest-earning assets:
Nonperforming assets	2,553			4,066
Other	31,529			16,588
Total assets	$1,837,066			$1,214,832

Interest-bearing liabilities:
Demand deposits	$315,933	379	0.48%	$246,148	317	0.51%
Money market and savings	310,962	452	0.58%	165,477	262	0.63%
Certificates of deposit	370,959	497	0.53%	263,014	374	0.56%
Total interest-bearing deposits	997,854	1,328	0.53%	674,639	953	0.56%
Borrowings	334,022	319	0.38%	206,320	284	0.55%
Total interest-bearing liabilities	1,331,876	1,647	0.49%	880,959	1,237	0.56%

Noninterest-bearing liabilities:
Demand deposits	300,414			232,226
Other liabilities	10,492			9,293
Total liabilities	1,642,782			1,122,478
Shareholders’ equity	194,284			92,354
Total liabilities and equity	$1,837,066			$1,214,832

Net Interest Income		$15,461			$11,147

Net Interest Rate Spread			3.30%			3.58%

Net Yield on Interest-earning Assets			3.43%			3.73%

	Nine Months Ended September 30:
	2015			2014
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$1,378,191	$41,097	3.98%	$978,725	$31,735	4.33%
Securities	154,538	2,744	2.37%	96,111	1,741	2.42%
Fed funds, FHLB stock, and deposits	41,837	1,418	4.53%	36,989	514	1.86%
Total interest-earning assets	1,574,566	45,259	3.83%	1,111,825	33,990	4.08%

Noninterest-earning assets:
Nonperforming assets	1,724			3,774
Other	22,886			16,021
Total assets	$1,599,176			$1,131,620

Interest-bearing liabilities:
Demand deposits	$298,613	1,022	0.46%	$236,267	898	0.51%
Money market and savings	236,699	1,030	0.58%	139,922	572	0.55%
Certificates of deposit	315,488	1,314	0.56%	261,601	1,125	0.57%
Total interest-bearing deposits	850,800	3,366	0.53%	637,790	2,595	0.54%
Borrowings	334,260	1,137	0.45%	178,709	682	0.51%
Total interest-bearing liabilities	1,185,060	4,503	0.51%	816,499	3,277	0.54%

Noninterest-bearing liabilities:
Demand deposits	269,930			217,625
Other liabilities	10,075			7,493
Total liabilities	1,465,065			1,041,617
Shareholders’ equity	134,111			90,003
Total liabilities and equity	$1,599,176			$1,131,620

Net Interest Income		$40,756			$30,713

Net Interest Rate Spread			3.33%			3.54%

Net Yield on Interest-earning Assets			3.45%			3.68%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the quarter and nine months ended September 30, 2015, as compared to corresponding periods in 2014:

	Quarter Ended September 30, 2015 vs. 2014			Nine Months Ended September 30, 2015 vs. 2014
(dollars in thousands)	Increase (Decrease) due to:			Increase (Decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans	$5,321	$(1,091)	$4,230	$12,055	$(2,693)	$9,362
Securities	323	(15)	308	1,035	(32)	1,003
Fed funds, FHLB stock, and deposits	209	(23)	186	75	829	904
Total interest-earning assets	5,853	(1,129)	4,724	13,165	(1,896)	11,269
Interest paid on:
Demand deposits	84	(22)	62	220	(96)	124
Money market and savings	213	(23)	190	418	40	458
Certificates of deposit	145	(22)	123	226	(37)	189
Borrowings	140	(105)	35	535	(80)	455
Total interest-bearing liabilities	582	(172)	410	1,399	(173)	1,226
Net interest income	$5,271	$(957)	$4,314	$11,766	$(1,723)	$10,043

Net interest income increased 39% from $11.1 million in the third quarter of 2014, to $15.5 million in the third quarter of 2015 due primarily to a 41% increase in interest-earning assets which was partially offset by a decrease in our net interest rate spread. The decrease in the net interest rate spread from 3.58% in the third quarter of 2014 to 3.30% in the third quarter of 2015 was due to a decrease in yield on total interest earning assets. The decrease in yield on interest earning assets from 4.14% to 3.79% was due to a decrease in the yield on loans. The decrease in yield on loans was due to prepayments of higher yielding loans and the addition of loans at current market rates which are lower than the current yield on our loan portfolio. The rate paid on interest bearing liabilities decreased slightly due to a decrease in the rates paid on borrowings. The decrease in the rates paid on borrowings was primarily due to the higher proportion of borrowings being from FHLB advances, which had a weighted average borrowing rate of 0.26% during the third quarter of 2015, as compared to the term loan which bears interest at ninety day Libor plus 3.75% per annum. The term loan was paid off in August 2015. The weighted average rate on total deposits was 0.41% for the third quarter of 2015 as compared to 0.42% for the third quarter of 2014.

Net interest income increased 33% from $30.7 million in the first nine months of 2014, to $40.8 million in the first nine months of 2015 because of a 36% increase in interest-earning assets, which was partially offset by a decrease in our net interest rate spread. The decrease in the net interest rate spread from 3.54% in the first nine months of 2014 to 3.33% in the first nine months of 2015 was due to a decrease in yield on total interest earning assets. The yield on interest earning assets decreased from 4.08% in the first nine months of 2014 to 3.83% in the first nine months of 2015 due to a decrease in the yield on loans which was partially offset by an increase in yield on Fed funds, FHLB stock, and deposits. The decrease in yield on loans was due to prepayments of higher yielding loans and the addition of loans at current market rates which are lower than the current yield on our loan portfolio. The increase in yield on Fed funds, FHLB stock, and deposits during the third quarter of 2015 as compared to the third quarter of 2014 was primarily the result of a special $0.5 million dividend the Bank received on its FHLB stock holdings in the second quarter of 2015. The rate paid on interest bearing liabilities decreased slightly due to a decrease in the rates paid on borrowings. The decrease in the rates paid on borrowings was primarily due to the higher proportion of borrowings being from FHLB advances, which had a weighted average borrowing rate of 0.20% during the first nine months of 2015, as compared to the term loan which bears interest at ninety day Libor plus 3.75% per annum. The term loan was paid off in August 2015. The weighted average rate on total deposits was 0.40% for the nine months ended September 30, 2015 as compared to 0.41% for the corresponding period in 2014.

Provision for loan losses. The provision for loan losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For the quarter and nine months ended September 30, 2015, we recorded provisions for loan losses of $0.6 million and $1.5 million, respectively, as compared to no provision for loans losses recorded for the quarter ended September 30, 2014 and a $0.2 million provision for loan losses recorded for the nine months ended September 30, 2014. The increases in the provision for loan losses for the quarter and nine months ended September 30, 2015 as compared to the corresponding periods in 2014 reflects the significant increase in loans and a small increase in loan chargeoffs, which were partially offset by a decrease in estimated loss assumptions. Since September 30, 2014, excluding the loans acquired in the acquisition of PRB, our loans have increased by 35%. We recognized $0.3 million in chargeoffs the first nine months of 2015, as compared to no loan chargeoffs recognized in the first nine months of 2014.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the quarter and nine months ended September 30:

(dollars in thousands)	2015	2014
Quarter Ended September 30:
Trust fees	$555	$558
Consulting fees	243	240
Deposit charges	125	114
Gain on sale of REO	—	383
Prepayment fees	503	341
Other	413	129
Total noninterest income	$1,839	$1,765
Nine Months Ended September 30:
Trust fees	$1,755	$1,564
Consulting fees	736	350
Deposit charges	315	304
Gain on sale of REO	—	1,038
Prepayment fees	998	801
Other	697	637
Total noninterest income	$4,501	$4,694

Noninterest income for Banking in the third quarter of 2015, as compared to the third quarter of 2014, did not change significantly as a $0.2 million gain on sale of loan and an $0.2 million increase in prepayment fees offset a $0.4 million gain on sale of REO recognized in the third quarter of 2014. The $0.2 million decrease in noninterest income for Banking in the first nine months of 2015 as compared to the corresponding period in 2014 was due primarily to a $1.0 million gain on sale of REO in 2014, with no comparable amounts in 2015. This was partially offset by increased trust, consulting fees and prepayments fees realized during the first nine months of 2015, when compared to the corresponding period in 2014, and a $0.2 million gain on sale of loan realized during the first nine months of 2015. In June of 2014, the foundation and family consulting activities were transferred from Wealth Management to Banking and, as a result, the related revenues are now recognized under Banking.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides a breakdown of noninterest income for Wealth Management for the quarter and nine months ended September 30:

(dollars in thousands)	2015	2014
Quarter Ended September 30:
Asset management fees	$5,146	$5,074
Consulting and administration fees	27	39
Other	(2)	-
Total noninterest income	$5,171	$5,113

Nine Months Ended September 30:
Asset management fees	$15,360	$13,909
Consulting and administration fees	94	498
Other	(28)	(7)
Total noninterest income	$15,426	$14,400

The $1.0 million increase in noninterest income in Wealth Management in the first nine months of 2015 as compared to the corresponding period in 2014 was primarily due to increases in asset management fees of 10% which was partially offset by a decrease in consulting and administration fees. The increases in asset management fees were primarily due to a 12% increase in the AUM balances on which the assets management fees are calculated for the nine months ended September 30, 2015, as compared to the corresponding period in 2014.  In June of 2014, the foundation and family consulting activities were transferred from Wealth Management to Banking and, as a result, the related revenues are now recognized under Banking.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the quarter and nine months ended September 30:

	Banking		Wealth Management
(dollars in thousands)	2015	2014	2015	2014
Quarter Ended September 30:
Compensation and benefits	$7,084	$5,198	$3,508	$3,360
Occupancy and depreciation	2,003	1,373	508	441
Professional services and marketing	900	651	388	399
Other expenses	1,666	994	281	151
Total noninterest expense	$11,653	$8,216	$4,685	$4,351

Nine Months Ended September 30:
Compensation and benefits	$17,819	$13,984	$10,753	$10,438
Occupancy and depreciation	4,910	3,950	1,445	1,444
Professional services and marketing	2,222	1,833	1,153	1,236
Other expenses	3,187	3,006	599	458
Total noninterest expense	$28,138	$22,773	$13,950	$13,576

The $3.4 million increase in noninterest expense in Banking in the third quarter of 2015 as compared to the third quarter of 2014, was due primarily to increases in staffing and costs associated with the Bank’s expansion of its operations and increased costs due to the acquisition of PRB. Compensation and benefits for Banking increased $1.9 million during in the third quarter of 2015 as compared to the third quarter of 2014 as the number of full-time equivalent employees (or FTE) in Banking increased to 208 in the third quarter of 2015 as compared to 150 in the third quarter of 2014. Increases in occupancy and depreciation, professional services and marketing and other expenses were primarily related to increased costs related to the acquisition of PRB. In addition, $0.3 million of costs related to the conversion of PRB core processing systems were included in other expenses in the third quarter of 2015.

The $5.4 million increase in noninterest expense in Banking in the first nine months of 2015 as compared to the corresponding period in 2014 was due primarily to increases in staffing and costs associated with the Bank’s expansion of its operations and increased costs due to the acquisition of PRB. Compensation and benefits for Banking increased $3.8 million during the first nine months of 2015 as compared to the corresponding period in 2014 as the number of FTE in Banking increased to 180.1 during the first nine months of 2015 from 142.1 during the corresponding period in 2014. Increases in occupancy and depreciation, professional services and marketing and other expenses were primarily related to increased costs related to the acquisition of PRB. In addition, $0.3 million of costs related to the conversion of PRB core processing systems were included in other expenses in the third quarter of 2015 while a $1.0 million provision related to contingent consideration to be paid to the former shareholders of DCB was recorded in the first nine months of 2014.

Noninterest expense in Wealth Management in the quarter and nine months ended September 30, 2015 were $0.3 million and $0.4 million higher than the corresponding periods in 2014 as increased costs related to increased staff levels which were partially offset by the reduced costs related to the transfer of foundation and family consulting activities to Banking in June of 2014. FTE for the quarter and nine months ended September 30, 2015, were 56.5 and 55.3, respectively, as compared to 51.7 and 53.2 for the corresponding periods in 2014.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other, as of:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
September 30, 2015:
Cash and cash equivalents	$206,219	$5,452	$(5,333)	$206,338
Securities AFS	360,559	—	—	360,559
Loans Held For Sale	108,903	—	—	108,903
Loans, net	1,524,705	—	—	1,524,705
FHLB Stock	17,820	—	—	17,820
Premises and equipment	1,755	542	100	2,397
Deferred taxes	10,995	896	78	11,969
REO	4,492	—	—	4,492
Goodwill and intangibles	2,481	—	—	2,481
Other assets	7,126	110	1,847	9,083
Total assets	$2,245,055	$7,000	$(3,308)	$2,248,747

Deposits	$1,407,659	$—	$(86,132)	$1,321,527
Borrowings	660,000	—	—	660,000
Intercompany balances	2,569	622	(3,191)	—
Other liabilities	6,346	2,417	1,161	9,924
Shareholders’ equity	168,481	3,961	84,854	257,296
Total liabilities and equity	$2,245,055	$7,000	$(3,308)	$2,248,747

December 31, 2014:
Cash and cash equivalents	$29,585	$3,750	$(3,643)	$29,692
Securities AFS	138,270	—	—	138,270
Loans, net	1,156,021	221	—	1,156,242
FHLB Stock	12,361	—	—	12,361
Premises and equipment	1,539	548	100	2,187
Deferred taxes	9,196	601	(49)	9,748
REO	334	—	—	334
Other assets	4,827	500	1,263	6,590
Total assets	$1,352,133	$5,620	$(2,329)	$1,355,424

Deposits	$972,319	$—	$(9,365)	$962,954
Borrowings	263,000	—	19,886	282,886
Intercompany balances	1,287	73	(1,360)	—
Other liabilities	6,352	2,486	1,250	10,088
Shareholders’ equity	109,175	3,061	(12,740)	99,496
Total liabilities and equity	$1,352,133	$5,620	$(2,329)	$1,355,424

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the first nine months of 2015, total assets for the Company and FFB increased by $893 million. For FFB, during the first nine months of 2015, loans and deposits increased $479 million and $435 million, respectively, cash and cash equivalents increased by $177 million, securities AFS increased by $222 million and FHLB advances increased by $397 million. These increases included $69 million and of loans and $127 million of deposits related to the acquisition of PRB. Borrowings at FFI decreased by $20 million during the first nine months of 2015.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased $177 million during the first nine months of 2015. Changes in cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.  At the end of the third quarter of 2015, the Bank borrowed an additional $160 million from the FHLB for one day as this additional amount was paid back on October 1, 2015.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2015:
US Treasury security	$300	$—	$—	$300
FNMA and FHLB Agency notes	16,167	69	—	16,236
Agency mortgage-backed securities	341,085	3,126	(188)	344,023
Total	$357,552	$3,195	$(188)	$360,559

December 31, 2014:
US Treasury security	$300	$—	$—	$300
FNMA and FHLB Agency notes	10,496	—	(219)	10,277
Agency mortgage-backed securities	125,944	1,881	(132)	127,693
Total	$136,740	$1,881	$(351)	$138,270

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yield is as follows as of September 30, 2015:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$300	$—	$—	$—	$300
FNMA and FHLB Agency notes	—	12,760	2,748	659	16,167
Total	$300	$12,760	$2,748	$659	$16,467
Weighted average yield	0.45%	1.50%	1.94%	2.86%	1.61%

Estimated Fair Value:
US Treasury securities	$300	$—	$—	$—	$300
FNMA and FHLB Agency notes	—	12,798	2,763	675	16,236
Total	$300	$12,798	$2,763	$675	$16,536

Agency mortgage backed securities are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities as of September 30, 2015 was 2.29%.

Loans. The following table sets forth our loans, by loan category, as of:

(dollars in thousands)	September 30, 2015	December 31, 2014
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$478,018	$481,491
Single family	521,702	360,644
Total real estate loans secured by residential properties	999,720	842,135
Commercial properties	329,972	205,320
Land and construction	12,570	4,309
Total real estate loans	1,342,262	1,051,764
Commercial and industrial loans	158,259	93,537
Consumer loans	35,979	21,125
Total loans	1,536,500	1,166,426
Premiums, discounts and deferred fees and expenses	(495)	(34)
Total	$1,536,005	$1,166,392

The $479 million increase in loans, including loans classified as held for sale, during the first nine months of 2015 was the result of loan originations and funding of existing credit commitments of $626 million and $80 million of loans added from the acquisition, offset by $228 million of payoffs and scheduled principal payments.

The scheduled maturities, as of December 31, 2014, of the performing loans categorized as land loans and as commercial and industrial loans, are as follows:

	Scheduled Maturity			Loans With a Scheduled Maturity After One Year
(dollars in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Loans With Fixed Rates	Loan With Adjustable Rates

Land and construction loans	$653	$—	$1,426	$645	$781
Commercial and industrial loans	$55,301	$20,826	$17,067	$29,768	$8,125

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	September 30, 2015		December 31, 2014
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$322,798	—	$246,137	—
Interest-bearing	293,565	0.476%	291,509	0.502%
Money market and savings	344,309	0.556%	171,958	0.626%
Certificates of deposits	360,855	0.549%	253,350	0.619%
Total	$1,321,527	0.400%	$962,954	0.427%

Due primarily to the acquisition of PRB, which is located in a market with lower deposit interest rates, the weighted average rate of our interest bearing deposits decreased from 0.57% at December 31, 2014 to 0.53% at September 30, 2015, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits have decreased from 0.43% at December 31, 2014 to 0.40% at September 30, 2015.

The maturities of our Certificates of deposit of $100,000 or more were as follows as of September 30, 2015:

(dollars in thousands)

3 months or less	$90,318
Over 3 months through 6 months	72,021
Over 6 months through 12 months	144,729
Over 12 months	22,247
Total	$329,315

FFB utilizes a third party program called CDARs which allows FFB to transfer funds of its clients in excess of the FDIC insurance limit (currently $250,000) to other institutions in exchange for an equal amount of funds from clients of these other institutions. This has allowed FFB to provide FDIC insurance coverage to its clients. Under certain regulatory guidelines, these deposits are considered brokered deposits. From time to time, the Bank will utilize brokered deposits as a source of funding. As of September 30, 2015 the Bank held $223 million of deposits which are classified as brokered deposits, including $47 million of CDARs reciprocal deposits.

Borrowings. At September 30, 2015, our borrowings consisted of $660.0 million of overnight FHLB advances. At December 31, 2014, our borrowings consisted of $263 million of overnight FHLB advances at FFB and a $20 million term loan at FFI. The FHLB advances were paid in full in the early parts of October 2015 and January 2015, respectively. Because FFB utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of overnight borrowings during the first nine months of 2015 was $312 million, as compared to $162 million during 2014. The weighted average interest rate on these overnight borrowings was 0.20% for the first nine months of 2015, as compared to 0.13% during 2014. The maximum amount of overnight borrowings outstanding at any month-end during the first nine months of 2015 and during 2014, was $660 million and $226 million, respectively.  At the end of the third quarter of 2015, the Bank borrowed an additional $160 million from the FHLB for one day and this additional amount was paid back on October 1, 2015.

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

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
September 30, 2015:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$999,720	$999,720
Commercial properties	—	—	797	1,579	2,376	327,596	329,972
Land and construction	—	—	965	—	965	11,605	12,570
Commercial and industrial loans	984	76	2,365	2,550	5,975	152,284	158,259
Consumer loans	—	—	—	89	89	35,890	35,979
Total	$984	$76	$4,127	$4,218	$9,405	$1,527,095	$1,536,500

Percentage of total loans	0.06%	0.00%	0.27%	0.27%	0.61%

December 31, 2014:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$842,135	$842,135
Commercial properties	—	805	200	596	1,601	203,719	205,320
Land and construction	—	—	651	—	651	3,658	4,309
Commercial and industrial loans	2,092	289	700	342	3,423	90,114	93,537
Consumer loans	—	—	637	163	800	20,325	21,125
Total	$2,092	$1,094	$2,188	$1,101	$6,475	$1,159,951	$1,166,426

Percentage of total loans	0.18%	0.09%	0.19%	0.09%	0.56%

As of September 30, 2015 and December 31, 2014, the Company had two loans with an aggregate balance of $0.4 million and $0.5 million, respectively, classified as troubled debt restructurings (“TDR”), all of which are included as nonaccrual in the table above.

The following is a breakdown of our loan portfolio by the risk category of loans as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
September 30, 2015:
Real estate loans:
Residential properties	$998,220	$1,500	$—	$—	$999,720
Commercial properties	323,248	—	358	6,366	329,972
Land and construction	11,429	—	1,141	—	12,570
Commercial and industrial loans	143,747	1,601	5,163	7,748	158,259
Consumer loans	35,890	—	—	89	35,979
Total	$1,512,534	$3,101	$6,662	$14,203	$1,536,500

December 31, 2014:
Real estate loans:
Residential properties	$841,538	$554	$—	$43	$842,135
Commercial properties	198,112	1,266	200	5,742	205,320
Land and construction	4,309	—	—	—	4,309
Commercial and industrial loans	81,067	5,276	1,559	5,635	93,537
Consumer loans	20,962	—	47	116	21,125
Total	$1,145,988	$7,096	$1,806	$11,536	$1,166,426

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

In 2012 and in 2015, we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	September 30, 2015	December 31, 2014
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$—	$—
Commercial properties	537	206
Land	1,616	—
Total real estate loans	2,153	206
Commercial and industrial loans	6,788	2,002
Consumer loans	19	249
Total loans	8,960	2,457
Unaccreted discount on purchased credit impaired loans	(2,298)	(651)
Total	$6,662	$1,806

 Allowance for Loan Losses. The following table summarizes the activity in our ALLL for the periods indicated:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter ended September 30, 2015:
Real estate loans:
Residential properties	$6,628	$291	$—	$—	$6,919
Commercial properties	1,912	298	(70)	—	2,140
Commercial and industrial loans	1,917	77	—	—	1,994
Consumer loans	343	(96)	—	—	247
Total	$10,800	$570	$(70)	$—	$11,300

Nine months ended September 30, 2015:
Real estate loans:
Residential properties	$6,586	$333	$—	$—	$6,919
Commercial properties	1,526	924	(310)	—	2,140
Commercial and industrial loans	1,897	110	(13)	—	1,994
Consumer loans	141	106	—	—	247
Total	$10,150	$1,475	$(323)	$—	$11,300
Year ended December 31, 2014:
Real estate loans:
Residential properties	$6,157	$429	$—	$—	$6,586
Commercial properties	1,440	86	—	—	1,526
Commercial and industrial loans	2,149	(252)	—	—	1,897
Consumer loans	169	(28)	—	—	141
Total	$9,915	$235	$—	$—	$10,150

Excluding the loans acquired in acquisitions, our ALLL represented 0.76%, and 0.87% of total loans outstanding as of September 30, 2015 and December 31, 2014, respectively.

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

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
September 30, 2015:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,849	$—	$6,849	$141
Commercial properties	—	2,092	—	2,092	409
Land and construction	—	118	—	118	46
Commercial and industrial loans	807	1,187	—	1,994	299
Consumer loans	—	247	—	247	14
Total	$807	$10,493	$—	$11,300	$909
Loans:
Real estate loans:
Residential properties	$—	$999,720	$—	$999,720	$7,958
Commercial properties	6,366	323,248	358	329,972	45,983
Land and construction	—	11,429	1,141	12,570	3,856
Commercial and industrial loans	7,748	145,348	5,163	158,259	30,360
Consumer loans	89	35,890	—	35,979	1,965
Total	$14,203	$1,515,635	$6,662	$1,536,500	$90,122

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
December 31, 2014:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,586	$—	$6,586	$26
Commercial properties	26	1,500	—	1,526	193
Land and construction	—	—	—	—	4
Commercial and industrial loans	686	1,211	—	1,897	45
Consumer loans	—	141	—	141	—
Total	$712	$9,438	$—	$10,150	$268
Loans:
Real estate loans:
Residential properties	$43	$842,092	$—	$842,135	$2,861
Commercial properties	5,742	199,378	200	205,320	21,126
Land and construction	—	4,309	—	4,309	1,099
Commercial and industrial loans	5,635	86,343	1,559	93,537	5,893
Consumer loans	116	20,962	47	21,125	8
Total	$11,536	$1,153,084	$1,806	$1,166,426	$30,987

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in an acquisition  that were not classified as purchased impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balances of the related loans. The unaccreted credit component discount is equal to 1.01% and 0.86% of the stated principal balances of these loans as of September 30, 2015 and December 31, 2014, respectively. In addition to this unaccreted credit component discount, an additional $0.4 million of the ALLL was provided for these loans as of September 30, 2015.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of shares by FFI. The remaining balances of the Company’s lines of credit available to draw down totaled $38.0 million at September 30, 2015.

Cash Flows Provided by Operating Activities. During the nine months ended September 30, 2015, operating activities provided net cash of $7.3 million, comprised primarily of our net income of $8.3 million, and $2.9 million of non-cash charges, including provisions for loan losses, stock based compensation expense, bonus and other accruals, and depreciation and amortization, offset partially by a $2.1 million increase in other assets. During the year ended December 31, 2014, operating activities provided net cash of $9.4 million, comprised primarily of our net income of $8.4 million.

Cash Flows Used in Investing Activities. During the nine months ended September 30, 2015, investing activities used net cash of $582.5 million, primarily to fund a $400.5 million net increase in loans and $225.4 million of securities purchases, offset partially by $38.1 million in cash received as a result of our acquisition of PRB. During the year ended December 31, 2014, investing activities used net cash of $340.3 million, primarily to fund a $262.3 million net increase in loans and a $83.5 million net increase in securities AFS.

Cash Flow Provided by Financing Activities. During the nine months ended September 30, 2015, financing activities provided net cash of $751.8 million, consisting primarily of a net increase of $238.7 million in deposits, proceeds of $136.0 million from the sale of stock, and a $397.0 million increase in FHLB advances. During the year ended December 31, 2014, financing activities provided net cash of $303.7 million, consisting primarily of a net increase of $160.9 million in deposits and a net increase of $141.8 million in borrowings.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2015 and December 31, 2014, the loan-to-deposit ratios at the Bank were 108.3% and 118.9%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of September 30, 2015:

(dollars in thousands)
Commitments to fund new loans	$24,142
Commitments to fund under existing loans, lines of credit	160,531
Commitments under standby letters of credit	8,196

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of September 30, 2015, the Bank was obligated on $68.5 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $56.0 million of deposits from the State of California.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
September 30, 2015
CET1 capital ratio	$250,886	20.02%	$56,406	4.50%
Tier 1 leverage ratio	250,886	13.68%	73,382	4.00%
Tier 1 risk-based capital ratio	250,886	20.02%	75,208	6.00%
Total risk-based capital ratio	262,606	20.95%	100,278	8.00%

December 31, 2014
Tier 1 leverage ratio	$95,582	7.32%	$52,200	4.00%
Tier 1 risk-based capital ratio	95,582	11.02%	34,700	4.00%
Total risk-based capital ratio	106,132	12.23%	69,399	8.00%

FFB
September 30, 2015
CET1 capital ratio	$161,599	12.93%	$56,224	4.50%	$81,213	6.50%
Tier 1 leverage ratio	161,599	8.83%	73,176	4.00%	91,470	5.00%
Tier 1 risk-based capital ratio	161,599	12.93%	74,966	6.00%	99,954	8.00%
Total risk-based capital ratio	173,319	13.87%	99,954	8.00%	124,943	10.00%

December 31, 2014
Tier 1 leverage ratio	$105,261	8.09%	$52,036	4.00%	$65,045	5.00%
Tier 1 risk-based capital ratio	105,261	12.18%	34,572	4.00%	51,858	6.00%
Total risk-based capital ratio	115,811	13.40%	69,144	8.00%	86,340	10.00%

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

As of September 30, 2015, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $80.4 million for the CET-1 capital ratio, $70.1 million for the Tier 1 leverage ratio, $61.6 million for the Tier 1 risk-based capital ratio and $48.4 million for the Total risk-based capital ratio. No conditions or events have occurred since September 30, 2015 which we believe have changed FFI’s or FFB’s capital adequacy classifications from those set forth in the above table.

During the nine months of 2015, and during the entirety of 2014, FFI made cash capital contributions to FFB of $36.0 million and $10.0 million, respectively. In addition, FFI contributed the assets, liabilities and operations of PRB to FFB, resulting in a capital contribution of $12.4 million. As of September 30, 2015, FFI had $88.7 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

We did not pay dividends in 2015 or 2014 and we have no plans to pay dividends at least for the foreseeable future. Instead, it is our intention to retain internally generated cash flow to support our growth. Moreover, the payment of dividends is subject to certain regulatory restrictions.

We had no material commitments for capital expenditures as of September 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial risks, which are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the section titled Asset and Liability Management: Interest Rate Risk in our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission on March 16, 2015.  There have been no material changes to our quantitative and qualitative disclosures about market risk since December 31, 2014.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30 2015, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2015, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

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

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: November 13, 2015	By:	/s/ JOHN M. MICHEL
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

101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2015, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Furnished and not filed.

E-1