Form 10-Q
period 2016-03-31
First Foundation Inc.
filed 2016-05-10
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.) (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 5, 2016, there were 16,087,941 shares of registrant’s common stock outstanding.

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS

Cash and cash equivalents	$52,817	$215,748
Securities available-for-sale (“AFS”)	548,295	565,135
Loans held for sale	260,075	—
Loans, net of deferred fees	1,793,002	1,765,483
Allowance for loan and lease losses (“ALLL”)	(11,000)	(10,600)
Net loans	1,782,002	1,754,883

Investment in FHLB stock	17,091	21,492
Premises and equipment, net	4,450	2,653
Deferred taxes	11,072	15,392
Real estate owned (“REO”)	334	4,036
Goodwill and intangibles	2,351	2,416
Other assets	11,686	10,824
Total Assets	$2,690,173	$2,592,579

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$1,773,106	$1,522,176
Borrowings	633,000	796,000
Accounts payable and other liabilities	13,887	14,667
Total Liabilities	2,419,993	2,332,843

Commitments and contingencies	—	—
Shareholders’ Equity
Common Stock, par value $.001: 70,000,000 shares authorized; 16,049,131 and 15,980,526 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	16	16
Additional paid-in-capital	228,506	227,262
Retained earnings	37,549	33,762
Accumulated other comprehensive income (loss), net of tax	4,109	(1,304)
Total Shareholders’ Equity	270,180	259,736
Total Liabilities and Shareholders’ Equity	$2,690,173	$2,592,579

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	For the Quarter Ended March 31,
	2016	2015
Interest income:
Loans	$18,170	$12,101
Securities	3,121	815
FHLB stock, fed funds and deposits	407	242
Total interest income	21,698	13,158

Interest expense:
Deposits	1,795	923
Borrowings	542	364
Total interest expense	2,337	1,287

Net interest income	19,361	11,871

Provision for loan losses	400	150

Net interest income after provision for loan losses	18,961	11,721

Noninterest income:
Asset management, consulting and other fees	6,001	5,850
Other income	984	354
Total noninterest income	6,985	6,204

Noninterest expense:
Compensation and benefits	12,724	9,180
Occupancy and depreciation	2,815	1,957
Professional services and marketing costs	1,723	1,058
Other expenses	2,155	1,163
Total noninterest expense	19,417	13,358

Income before taxes on income	6,529	4,567
Taxes on income	2,742	1,941
Net income	$3,787	$2,626

Net income per share:
Basic	$0.24	$0.33
Diluted	$0.23	$0.32
Shares used in computation:
Basic	16,003,088	7,855,457
Diluted	16,467,732	8,211,145

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - Unaudited

(In thousands, except share amounts)

	Common Stock				Accumulated Other
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance: December 31, 2015	15,980,526	$16	$227,262	$33,762	$(1,304)	$259,736
Net income	—	—	—	3,787	—	3,787
Other comprehensive income	—	—	—	—	5,413	5,413
Stock based compensation	—	—	317	—	—	317
Issuance of common stock:
Exercise of options	66,305	—	927	—	—	927
Stock grants	2,300	—	—	—	—	—
Balance: March 31, 2016	16,049,131	$16	$228,506	$37,549	$4,109	$270,180

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	For the Quarter Ended March 31,
	2016	2015

Net income	$3,787	$2,626

Other comprehensive income:
Unrealized holding gains (losses) on securities arising during the period	9,199	1,265
Other comprehensive income before tax	9,199	1,265
Income tax (expense) benefit related to items of other comprehensive income	(3,786)	(520)
Other comprehensive income	5,413	745

Reclassification adjustment for (gains) losses included in net earnings (1)	(310)	—
Income tax (expense) benefit related to reclassification adjustment	130	—
Reclassification adjustment for (gains) losses included in net earnings, net of tax	(180)	—
Other comprehensive income (loss), net of tax	5,233	745

Total comprehensive income	$9,020	$3,371

(1) Entire amounts are recognized in “Other Income” in the Consolidated Income Statements.

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Three Months Ended March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$3,787	$2,626
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	400	150
Stock–based compensation expense	317	152
Depreciation and amortization	396	326
Deferred tax expense (benefit)	534	(185)
Accretion of discounts on purchased loans, net	(95)	(231)
Gain on sale of securities	(310)	—
(Increase) decrease in other assets	(503)	126
Decrease in accounts payable and other liabilities	(780)	(713)
Net cash provided by operating activities	3,746	2,251

Cash Flows from Investing Activities:
Net increase in loans (including changes in loans held for sale)	(287,499)	(102,506)
Proceeds from sale of REO	3,702	—
Purchases of premises and equipment	(2,193)	(623)
Purchase of securities AFS	(27,278)	—
Proceeds from sale of securities AFS	39,456	—
Principal payments – securities AFS	13,877	2,837
Net (purchases) redemptions of FHLB stock	4,401	(4,700)
Net cash used in investing activities	(255,534)	(104,992)

Cash Flows from Financing Activities:
Increase (decrease) in deposits	250,930	(1,797)
FHLB Advances – net increase (decrease)	(163,000)	100,000
Proceeds – term note	—	10,114
Proceeds from sale of stock, net	927	50
Net cash provided by financing activities	88,857	108,367

Increase (decrease) in cash and cash equivalents	(162,931)	5,626
Cash and cash equivalents at beginning of year	215,748	29,692
Cash and cash equivalents at end of period	$52,817	$35,318

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$2,201	$1,180
Income taxes	$2,150	$750
Noncash transactions:
Transfer of loans to loans held for sale	$260,075	$—

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2016 - UNAUDITED

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements include First Foundation Inc. (“FFI”) and its wholly owned subsidiaries: First Foundation Advisors (“FFA”), First Foundation Bank (“FFB” or the “Bank”) and First Foundation Insurance Services (“FFIS”), a wholly owned subsidiary of FFB (collectively referred to as the “Company”). All inter-company balances and transactions have been eliminated in consolidation. The results of operations reflect any interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The results for the 2016 interim periods are not necessarily indicative of the results expected for the full year.

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

The accompanying unaudited consolidated financial statements include all information and footnotes required for interim financial statement presentation. Those financial statements assume that readers of this Report have read the most recent Annual Report on Form 10-K which contains the latest available audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2015.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2016 presentation.

In March 2016, Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09 “Compensation-Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting” as part of the Simplification Initiative to identify, evaluate, and improve areas of generally accepted accounting principles (GAAP) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements.  Areas of simplification as it relates to share-based compensation address, among other items, the tax effects of exercised or vested awards, classification of excess tax benefits on the Statement of Cash Flows, forfeitures, minimum statutory tax withholding requirements, expected term and intrinsic value.  The amendments in this Update are effective for the Company for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the effects of ASU 2016-09 on its financial statements and disclosures.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months.  This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance.  The amendments in this Update are effective for interim and annual periods beginning after December 15, 2018.  The Company is currently evaluating the effects of ASU 2016-02 on its financial statements and disclosures.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).  Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income.  The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  The Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The Company is currently evaluating the effects of ASU 2016-01 on its financial statements and disclosures.

In September, 2015, the FASB issued ASU 2015-16, “Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments”.  The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  For public companies, this update is effective for interim and annual periods beginning after December 15, 2015, including interim periods within those fiscal periods.  The adoption of ASU No. 2015-16 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2016 – UNAUDITED

NOTE 2: FAIR VALUE MEASUREMENTS

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

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
(dollars in thousands)
March 31, 2016:
Investment securities available for sale:
US Treasury securities	$300	$300	$—	$—
Agency mortgage-backed securities	535,416	—	535,416	—
Beneficial interest – FHLMC securitization	12,579	—	—	12,579
Total assets at fair value on a recurring basis	$548,295	$300	$535,416	$12,579

December 31, 2015:
Investment securities available for sale:
US Treasury securities	$300	$300	$—	$—
FNMA and FHLB Agency notes	16,013	—	16,013	—
Agency mortgage-backed securities	536,148	—	536,148	—
Beneficial interest – FHLMC securitization	12,674	—	—	12,674
Total assets at fair value on a recurring basis	$565,135	$300	$552,161	$12,674

The Company did not have any material assets measured at fair value on a nonrecurring basis as of March 31, 2016 and December 31, 2015.

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

For the Quarter Ended March 31, 2016 – UNAUDITED

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

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as level 3 include beneficial interests – FHLMC securitization.  Significant assumptions in the valuation of these Level 3 securities as of March 31, 2016 included a prepayment rate of 15% and discount rates ranging from 4.0% to 10%.

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

Impaired Loans. ASC 820-10 applies to loans measured for impairment in accordance with ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, including impaired loans measured at an observable market price (if available), and at the fair value of the loan’s collateral (if the loan is collateral dependent) less estimated selling cost. The fair value of an impaired loan is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3.

Deposits. The fair value of demand deposits, savings deposits, and money market deposits is defined as the amounts payable on demand at quarter-end. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2016 – UNAUDITED

Borrowings. The fair value of $633 million in borrowings is the carrying value of overnight FHLB advances that approximate fair value because of the short-term maturity of this instrument, resulting in a Level 2 classification. The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company.  The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
March 31, 2016:
Assets:
Cash and cash equivalents	$52,817	$52,817	$—	$—	$52,817
Securities AFS	548,295	300	535,416	12,579	548,295
Loans	1,782,002	—	—	1,808,212	1,808,212
Loans held for sale	260,075	—	—	263,326	263,326
Investment in FHLB stock	17,091	—	17,091	—	17,091

Liabilities:
Deposits	1,773,106	1,296,953	476,058	—	1,773,011
Borrowings	633,000	—	633,000	—	633,000

December 31, 2015:
Assets:
Cash and cash equivalents	$215,748	$215,748	$—	$—	$215,748
Securities AFS	565,135	300	552,161	12,674	565,135
Loans	1,754,883	—	—	1,779,941	1,779,941
Investment in FHLB stock	21,492	—	21,492	—	21,492

Liabilities:
Deposits	1,522,176	1,051,976	470,128	—	1,522,104
Borrowings	796,000	—	796,000	—	796,000

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2016:
US Treasury securities	$300	$—	$—	$300
Agency mortgage-backed securities	528,385	7,057	(26)	535,416
Beneficial interests in FHLMC securitization	12,627	364	(412)	12,579
Total	$541,312	$7,421	$(438)	$548,295

December 31, 2015:
US Treasury securities	$300	$—	$—	$300
FNMA and FHLB Agency notes	16,108	—	(95)	16,013
Agency mortgage-backed securities	538,269	909	(3,030)	536,148
Beneficial interests in FHLMC securitization	12,674	476	(476)	12,674
Total	$567,351	$1,385	$(3,601)	$565,135

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2016 – UNAUDITED

The table below indicates, as of March 31, 2016 the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2016
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage backed securities	$6,741	$(412)	$—	$—	$6,741	$(412)
Beneficial interests in FHLMC securitization	2,764	(26)	—	—	2,764	(26)
Total temporarily impaired securities	$9,505	$(438)	$—	$—	$9,505	$(438)

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

The scheduled maturities of securities AFS and the related weighted average yields were as follows as of March 31, 2016:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$300	$—	$—	$—	$300
Weighted average yield	0.45%	—%	—%	—%	0.45%

Estimated Fair Value:
US Treasury securities	$300	$—	$—	$—	$300

Agency mortgage backed securities and beneficial interests in FHLMC securitization are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests in FHLMC securitization as of March 31, 2016 was 2.35%.

NOTE 4: LOANS

The following is a summary of our loans as of:

(dollars in thousands)	March 31, 2016	December 31, 2015
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$570,541	$627,311
Single family	537,108	533,257
Total real estate loans secured by residential properties	1,107,649	1,160,568
Commercial properties	406,815	358,791
Land and construction	21,072	12,320
Total real estate loans	1,535,536	1,531,679
Commercial and industrial loans	210,121	196,584
Consumer loans	47,390	37,206
Total loans	1,793,047	1,765,469
Premiums, discounts and deferred fees and expenses	(45)	14
Total	$1,793,002	$1,765,483

As of March 31, 2016 and December 31, 2015, the principal balances shown above are net of unaccreted discount related to loans acquired in an acquisition of $2.7 million and $2.8 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2016 – UNAUDITED

In 2012 and 2015, the Company purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows for the periods indicated:

(dollars in thousands)	March 31, 2016	December 31, 2015
Outstanding principal balance:
Loans secured by real estate:
Commercial properties	$304	$533
Land	—	1,616
Total real estate loans	304	2,149
Commercial and industrial loans	8,366	6,787
Consumer loans	12	14
Total loans	8,682	8,950
Unaccreted discount on purchased credit impaired loans	(2,230)	(2,291)
Total	$6,452	$6,659

Accretable yield, or income expected to be collected on purchased credit impaired loans, is as follows as of:

(dollars in thousands)	March 31, 2016	December 31, 2015

Beginning balance	$582	$130
Accretion of income	(62)	(529)
Reclassifications from nonaccretable difference	—	176
Acquisition	—	805
Disposals	(6)	—
Ending balance	$514	$582

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
March 31, 2016:
Real estate loans:
Residential properties	$3,234	$—	$—	$—	$3,234	$1,104,415	$1,107,649
Commercial properties	378	—	790	1,730	2,898	403,917	406,815
Land and construction	—	—	—	—	—	21,072	21,072
Commercial and industrial loans	7,462	2,463	5,385	2,350	17,660	192,461	210,121
Consumer loans	2,104	—	1,000	—	3,104	44,286	47,390
Total	$13,178	$2,463	$7,175	$4,080	$26,896	$1,766,151	$1,793,047

Percentage of total loans	0.73%	0.14%	0.40%	0.23%	1.50%

December 31, 2015:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$1,160,568	$1,160,568
Commercial properties	1,232	—	793	1,552	3,577	355,214	358,791
Land and construction	—	—	—	—	—	12,320	12,320
Commercial and industrial loans	2,425	1,639	5,713	2,509	12,286	184,298	196,584
Consumer loans	1,010	—	1,991	75	3,076	34,130	37,206
Total	$4,667	$1,639	$8,497	$4,136	$18,939	$1,746,530	$1,765,469

Percentage of total loans	0.26%	0.09%	0.48%	0.23%	1.07%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2016 – UNAUDITED

The level of delinquent loans and nonaccrual loans have been adversely impacted by the loans acquired in an acquisition. As of March 31, 2016, of the $11.3 million in loans over 90 days past due, including loans on nonaccrual, $5.6 million, or 49.6% were loans acquired in an acquisition.

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

The troubled debt restructure (“TDR”) activity during the first quarter of 2016 consisted of 2 commercial and industrial loans with a recorded investment of $0.7 million, whose payment terms were restructured. There was no TDR activity in the first quarter of 2015.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2016 – UNAUDITED

NOTE 5: ALLOWANCE FOR LOAN LOSSES

The following is a roll forward of the Bank’s allowance for loan losses for the quarters ended March 31:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
2016:
Real estate loans:
Residential properties	$6,829	$(357)	$—	$—	$6,472
Commercial properties	1,886	474	—	—	2,360
Commercial and industrial loans	1,649	140	—	—	1,789
Consumer loans	236	143	—	—	379
Total	$10,600	$400	$—	$—	$11,000

2015:
Real estate loans:
Residential properties	$6,586	$(139)	$—	$—	$6,447
Commercial properties	1,526	(57)	—	—	1,469
Commercial and industrial loans	1,897	183	—	—	2,080
Consumer loans	141	163	—	—	304
Total	$10,150	$150	$—	$—	$10,300

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
March 31, 2016:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,390	$—	$6,390	$189
Commercial properties	50	2,131	—	2,181	247
Land and construction	—	261	—	261	8
Commercial and industrial loans	—	1,789	—	1,789	185
Consumer loans	—	379	—	379	22
Total	$50	$10,950	$—	$11,000	$651
Loans:
Real estate loans:
Residential properties	$—	$1,107,649	$—	$1,107,649	$15,532
Commercial properties	1,730	404,896	189	406,815	34,538
Land and construction	—	21,072	—	21,072	2,162
Commercial and industrial loans	5,942	197,916	6,263	210,121	26,808
Consumer loans	—	47,390	—	47,390	1,776
Total	$7,672	$1,778,923	$6,452	$1,793,047	$80,816

December 31, 2015:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,799	$—	$6,799	$127
Commercial properties	30	1,783	—	1,813	363
Land and construction	—	103	—	103	42
Commercial and industrial loans	—	1,649	—	1,649	187
Consumer loans	—	236	—	236	13
Total	$30	$10,570	$—	$10,600	$732
Loans:

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2016 – UNAUDITED

Real estate loans:
Residential properties	$—	$1,160,568	$—	$1,160,568	$7,747
Commercial properties	6,275	352,162	354	358,791	43,287
Land and construction	—	11,180	1,140	12,320	4,267
Commercial and industrial loans	5,687	185,732	5,165	196,584	28,231
Consumer loans	76	37,130	—	37,206	1,761
Total	$12,038	$1,746,772	$6,659	$1,765,469	$85,293

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in an acquisition that were not classified as purchased impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balance of the related loans. The unaccreted credit component discount is equal to 0.81% and 0.86% of the stated principal balance of these loans as of March 31, 2016 and December 31, 2015, respectively. In addition to this unaccreted credit component discount, an additional $0.3 million of the ALLL has been provided for these loans as of both March 31, 2016 and December 31, 2015.

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

For the Quarter Ended March 31, 2016 – UNAUDITED

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

Additionally, all loans classified as TDRs are considered impaired at the time they are restructured. Purchased credit impaired loans are not considered impaired loans for these purposes.

Loans listed as pass include larger non-homogeneous loans not meeting the risk rating definitions above and smaller, homogeneous loans not assessed on an individual basis.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
March 31, 2016:
Real estate loans:
Residential properties	$1,103,779	$3,870	$—	$—	$1,107,649
Commercial properties	404,896	—	189	1,730	406,815
Land and construction	21,072	—	—	—	21,072
Commercial and industrial loans	189,808	8,108	6,263	5,942	210,121
Consumer loans	46,130	1,260	—	—	47,390
Total	$1,765,685	$13,238	$6,452	$7,672	$1,793,047

December 31, 2015:
Real estate loans:
Residential properties	$1,159,029	$1,539	$—	$—	$1,160,568
Commercial properties	351,988	174	354	6,275	358,791
Land and construction	11,180	—	1,140	—	12,320
Commercial and industrial loans	180,755	4,977	5,165	5,687	196,584
Consumer loans	37,130	—	—	76	37,206
Total	$1,740,082	$6,690	$6,659	$12,038	$1,765,469

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2016 – UNAUDITED

Impaired loans evaluated individually and any related allowance are as follows as of:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
March 31, 2016:
Real estate loans:
Commercial properties	$1,380	$1,380	$590	$350	$50
Commercial and industrial loans	5,942	5,942	—	—	—
Total	$7,322	$7,322	$590	$350	$50

December 31, 2015:
Real estate loans:
Commercial properties	$5,925	$5,925	$590	$350	$30
Commercial and industrial loans	7,770	5,687	—	—	—
Consumer loans	114	76	—	—	—
Total	$13,809	$11,688	$590	$350	$30

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the:

	Three months Ended March 31, 2016		Year Ended December 31, 2015
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$—	$—	$27	$2
Commercial properties	1,734	—	6,487	281
Commercial and industrial loans	5,551	46	7,850	394
Consumer loans	—	—	105	—
Total	$7,285	$46	$14,469	$677

There was no interest income recognized on a cash basis in either 2016 or 2015 on impaired loans.

NOTE 6: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$508,141	—	$299,794	—
Interest-bearing	243,156	0.480%	260,167	0.359%
Money market and savings	545,656	0.609%	492,015	0.531%
Certificates of deposits	476,153	0.582%	470,200	0.554%
Total	$1,773,106	0.409%	$1,522,176	0.404%

At March 31, 2016, of the $155.6 million of certificates of deposits of $250,000 or more, $134.5 million mature within one year and $21.1 million mature after one year. Of the $320.6 million of certificates of deposit of less than $250,000, $303.2 million mature within one year and $17.4 million mature after one year. At December 31, 2015, of the $149.2 million of certificates of deposits of $250,000 or more, $137.8 million mature within one year and $11.4 million mature after one year. Of the $321 million of certificates of deposit of less than $250,000, $292.5 million mature within one year and $28.5 million mature after one year.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2016 – UNAUDITED

NOTE 7: BORROWINGS

At March 31, 2016, our borrowings consisted of $633.0 million of overnight FHLB advances. At December 31, 2015, our borrowings consisted of $796.0 million of overnight FHLB advances. The FHLB advances were paid in full in the early part of April 2016 and January 2016, respectively, and bore interest rates of 0.48% and 0.27%, respectively. Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis.  The average balance of overnight borrowings during the first three months of 2016 was $505 million, as compared to $306 million during all of 2015.

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

	2016		2015
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$3,787	$3,787	$2,626	$2,626

Basic common shares outstanding	16,003,088	16,003,088	7,855,457	7,855,457
Effect of contingent shares issuable		796		—
Effect of options and restricted stock		463,848		355,688
Diluted common shares outstanding		16,467,732		8,211,145

Earnings per share	$0.24	$0.23	$0.33	$0.32

Based on a weighted average basis, options to purchase 13,250 and 79,125 shares of common stock were excluded for the quarter ended March 31, 2016 and 2015, respectively, because their effect would have been anti-dilutive.

NOTE 9: SEGMENT REPORTING

For the quarters ended March 31, 2016 and 2015, the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Quarter ended March 31, 2016:
Interest income	$21,698	$—	$—	$21,698
Interest expense	2,337	—	—	2,337
Net interest income	19,361	—	—	19,361
Provision for loan losses	400	—	—	400
Noninterest income	1,752	5,376	(143)	6,985
Noninterest expense	13,344	5,223	850	19,417
Income (loss) before taxes on income	$7,369	$153	$(993)	$6,529

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2016 – UNAUDITED

Quarter ended March 31, 2015:
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

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the quarter ended March 31, 2016 as compared to our results of operations in the quarter ended March 31, 2015; and our financial condition at March 31, 2016 as compared to our financial condition at December 31, 2015. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2015, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (our “2015 10-K”) which we filed with the Securities and Exchange Commission (or SEC) on March 15, 2016.

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

The principal risks and uncertainties to which our businesses are subject are discussed in Item 1A in our 2015 10-K and in this Item 2 below.  Therefore, you are urged to read not only the information contained in this Item 2, but also the risk factors and other cautionary information contained in Item 1A of our 2015 10-K, which qualify the forward-looking statements contained in this report.

Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this report or in our 2015 10-K, except as may otherwise be required by applicable law or government regulations.

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

Allowance for Loan and Lease Losses. Our ALLL is established through a provision for loan losses charged to expense and may be increased by a recovery of previously established charge-offs. Loans are charged against the ALLL when management believes that collectability of the principal is unlikely. The ALLL is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible based on an evaluation of the collectability of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the borrower’s ability to pay. While we use the best information available to make this evaluation, future adjustments to our ALLL may be necessary if there are significant changes in economic or other conditions that can affect the collectability in full of loans in our loan portfolio.

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

Recent Developments and Overview

We experienced strong growth during the first quarter of 2016 with loan originations of $379 million and deposit growth of $251 million. We classified $260 million of multifamily loans as loans held for sale as part of a planned sale and securitization of these loans through Freddie Mac which we expect to occur in either the second or third quarter of 2016. Our assets under management  (“AUM”) in Wealth Management remained flat as we experienced lower levels of new accounts and a higher level of withdrawals due in part to the volatility occurring in the equity and debt markets. Revenues and income before taxes continue to increase as our investments in staffing and systems are resulting in higher levels of interest earnings assets.

Results of Operations

Our net income and income before taxes in the first quarter of 2016 was $3.8 million and $6.5 million, respectively, as compared to $2.6 million and $4.6 million, respectively, in the first quarter of 2015. The effective tax rate was 42.0% for the first quarter of 2016, as compared to 42.5% in the first quarter of 2015. The increase in income before taxes was primarily the result of a higher net interest income and higher noninterest income, which were partially offset by a higher provision for loan losses and higher noninterest expenses.

The primary sources of revenue for Banking are net interest income, fees from its deposits, trust and insurance services, and certain loan fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of AUM and fees charged for consulting and administrative services. Compensation and benefit costs, which represent the largest component of noninterest expense accounted for 63% and 77%, respectively, of the total noninterest expense for Banking and Wealth Management in the first quarter of 2016.

The following table shows key operating results for each of our business segments for the quarters ended March 31:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2016:
Interest income	$21,698	$—	$—	$21,698
Interest expense	2,337	—	—	2,337
Net interest income	19,361	—	—	19,361
Provision for loan losses	400	—	—	400
Noninterest income	1,752	5,376	(143)	6,985
Noninterest expense	13,344	5,223	850	19,417
Income (loss) before taxes on income	$7,369	$153	$(993)	$6,529
2015:
Interest income	$13,158	$—	$—	$13,158
Interest expense	1,047	—	240	1,287
Net interest income	12,111	—	(240)	11,871
Provision for loan losses	150	—	—	150
Noninterest income	1,278	5,067	(141)	6,204
Noninterest expense	7,919	4,715	724	13,358
Income (loss) before taxes on income	$5,320	$352	$(1,105)	$4,567

General. Consolidated income before taxes for the first quarter of 2016 was $6.5 million, as compared to $4.6 million for the first quarter of 2015. The increase in income before taxes was primarily the result of a $2.0 million increase in income before taxes for Banking. This increase was due to higher net interest income and higher noninterest income, which were partially offset by a higher provision for loan losses and higher noninterest expenses. Income before taxes for Wealth Management decreased by $0.2 million as higher noninterest expenses were only partially offset by higher noninterest income. Corporate interest expense decreased by $0.2 million due to the payoff of a term note in 2015, while corporate noninterest expenses increased by $0.1 million.

Net Interest Income. The following tables set forth information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields on those assets; (ii) the total dollar amount of interest expense and the average rate of interest on our interest-bearing liabilities; (iii) net interest income; (iv) net interest rate spread; and (v) net yield on interest-earning assets for the quarters ended March 31:

	2016			2015
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$1,860,838	$18,170	3.91%	$1,201,965	$12,101	4.03%
Securities	533,823	3,121	2.34%	135,526	815	2.41%
Fed funds, FHLB stock, and deposits	52,006	407	3.15%	28,662	242	3.42%
Total interest-earning assets	2,446,667	21,698	3.55%	1,366,153	13,158	3.86%

Noninterest-earning assets:
Nonperforming assets	4,902			1,384
Other	32,594			18,907
Total assets	$2,484,163			$1,386,444

Interest-bearing liabilities:
Demand deposits	$254,790	300	0.47%	$289,101	308	0.43%
Money market and savings	531,910	813	0.61%	185,158	270	0.59%
Certificates of deposit	474,344	682	0.58%	248,418	345	0.56%
Total interest-bearing deposits	1,261,044	1,795	0.57%	722,677	923	0.52%
Borrowings	505,201	542	0.43%	305,906	364	0.48%
Total interest-bearing liabilities	1,766,245	2,337	0.53%	1,028,583	1,287	0.51%

Noninterest-bearing liabilities:
Demand deposits	438,029			246,225
Other liabilities	15,421			10,551
Total liabilities	2,219,695			1,285,359
Shareholders’ equity	264,468			101,085
Total liabilities and equity	$2,484,163			$1,386,444

Net Interest Income		$19,361			$11,871

Net Interest Rate Spread			3.02%			3.35%

Net Yield on Interest-earning Assets			3.17%			3.48%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the first quarter of 2016, as compared to the first quarter of 2015:

	Increase (Decrease) due to		Net Increase (Decrease)
(dollars in thousands)	Volume	Rate

Interest earned on:
Loans	$6,457	$(388)	$6,069
Securities	2,330	(24)	2,306
FHLB stock, fed funds and deposits	187	(22)	165
Total interest-earning assets	8,974	(434)	8,540

Interest paid on:
Demand deposits	(36)	28	(8)
Money market and savings	532	11	543
Certificates of deposit	328	9	337
Borrowings	220	(42)	178
Total interest-bearing liabilities	1,044	6	1,050

Net interest income	$7,930	$(440)	$7,490

Net interest income increased 63% from $11.9 million in the first quarter of 2015, to $19.4 million in the first quarter of 2016 due primarily to a 79% increase in interest-earning assets and an increase in noninterest-bearing deposits and equity which were partially offset by a decrease in our net interest rate spread. The decrease in the net interest rate spread from 3.35% in the first quarter of 2015 to 3.02% in the first quarter of 2016 was due to a decrease in yield on total interest earning assets. The decrease in yield on interest earning assets from 3.86% to 3.55% was due to an increase in the proportion of lower yielding securities to total interest earning assets and a decrease in the yield on loans. The decrease in yield on loans was due to prepayments of higher yielding loans and the addition of loans at current market rates which are lower than the current yield on our loan portfolio.  The rate paid on interest bearing liabilities increased slightly due to an increase in the rates paid on deposits which was offset by a decrease in the rate paid on borrowings. Rates paid on deposits increased from 0.52% in the first quarter of 2015 to 0.57% in the first quarter of 2016 due to increases in rates we pay in our efforts to attract more deposits. The decrease in the rates paid on borrowings was due to the payoff of a term loan in August of 2015 which was partially offset by a 30 basis point increase in rates paid on FHLB advances. The increase in rates paid on FHLB advances is in line with the 25 basis point increase in Fed Funds rates experienced in December 2015.

Provision for loan losses. The provision for loan losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us.  The provision for loan losses in the first quarter of 2016 and 2015 was $0.4 million and $0.2 million, respectively. We did not recognize any loan charge-offs in the first quarters of 2016 and 2015.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the quarters ended March 31:

(dollars in thousands)	2016	2015

Trust fees	$544	$581
Consulting fees	185	289
Deposit charges	121	95
Gain on sale of securities	310	—
Prepayment fees	373	186
Other	219	127
Total noninterest income	$1,752	$1,278

The $0.5 million increase in noninterest income for Banking in the first quarter of 2016 as compared to the first quarter of 2015 was due to a $0.3 million gain on the sale of securities in the first quarter of 2016 and a $0.2 million increase in prepayment fees. In the first quarter of 2016, we took advantage of favorable market conditions to sell, at a net gain, longer-term mortgage backed securities and all of the Bank’s agency bullet securities, which were acquired through bank acquisitions. Included in noninterest income for Banking is $0.1 million of fees related to our insurance agency operations.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides a breakdown of noninterest income for Wealth Management for the quarters ended March 31:

(dollars in thousands)	2016	2015

Asset management fees	$5,349	$5,039
Consulting and administration fees	28	39
Other	(1)	(11)
Total noninterest income	$5,376	$5,067

The $0.3 million increase in noninterest income in Wealth Management in the first quarter of 2016 as compared to the corresponding period in 2015 was primarily due to a 6% increase in billable AUM.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the quarters ended March 31:

	Banking		Wealth Management
(dollars in thousands)	2016	2015	2016	2015
Quarter Ended March 31:
Compensation and benefits	$8,408	$5,190	$4,037	$3,732
Occupancy and depreciation	2,227	1,446	547	464
Professional services and marketing	951	484	497	373
Other expenses	1,758	799	142	146
Total noninterest expense	$13,344	$7,919	$5,223	$4,715

Noninterest expense in Banking increased from $7.9 million in the first quarter of 2015 to $13.3 million in the first quarter of 2016 due primarily to increases in staffing and costs associated with the Bank’s expansion, the growth of its balances of loans and deposits and costs associated with the our property and casualty insurance agency operations which started during the second quarter of 2015. Compensation and benefits for Banking increased $3.2 million or 62% during the first quarter of 2016 as compared to the first quarter of 2015 as the number of full time equivalent employees (“FTE”) in Banking increased to 241.3 from 158.0 as a result of the acquisition of Pacific Rim Bank (“PRB”) and increased staffing to support the growth in loans and deposits. A $3.2 million increase in occupancy and depreciation, professional services and marketing and other expenses were related to increased costs related to the acquisition of PRB, costs associated with our expansion into additional corporate space and opening of new offices, and costs related to the higher levels of loans and deposits, including FDIC insurance. Included in noninterest expense is $0.5 million of costs related to our insurance agency operations.

Noninterest expense in Wealth Management increased from $4.7 million in the first quarter of 2015 to $5.2 million in the first quarter of 2016 due to costs associated with higher staffing levels as FTE increased from 54.0 in the first quarter of 2015 to 60.2 in the first quarter of 2016.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
March 31, 2016:
Cash and cash equivalents	$52,618	$5,141	$(4,942)	$52,817
Securities AFS	548,295	—	—	548,295
Loans held for sale	260,075	—	—	260,075
Loans, net	1,782,002	—	—	1,782,002
FHLB Stock	17,091	—	—	17,091
Premises and equipment	3,638	687	125	4,450
Deferred taxes	9,995	623	454	11,072
REO	334	—	—	334
Goodwill and intangibles	2,351	—	—	2,351
Other assets	9,504	300	1,882	11,686
Total assets	$2,685,903	$6,751	$(2,481)	$2,690,173

Deposits	$1,815,934	$—	$(42,828)	$1,773,106
Borrowings	633,000	—	—	633,000
Intercompany balances	2,341	580	(2,921)	—
Other liabilities	8,933	1,649	3,305	13,887
Shareholders’ equity	225,695	4,522	39,963	270,180
Total liabilities and equity	$2,685,903	$6,751	$(2,481)	$2,690,173

December 31, 2015:
Cash and cash equivalents	$215,671	$5,682	$(5,605)	$215,748
Securities AFS	565,135	—	—	565,135
Loans, net	1,754,883	—	—	1,754,883
FHLB Stock	21,492	—	—	21,492
Premises and equipment	1,996	545	112	2,653
Deferred taxes	14,466	630	296	15,392
REO	4,036	—	—	4,036
Goodwill and intangibles	2,416	—	—	2,416
Other assets	8,645	314	1,865	10,824
Total assets	$2,588,740	$7,171	$(3,332)	$2,592,579

Deposits	$1,569,932	$—	$(47,756)	$1,522,176
Borrowings	796,000	—	—	796,000
Intercompany balances	2,748	121	(2,869)	—
Other liabilities	9,309	2,634	2,724	14,667
Shareholders’ equity	210,751	4,416	44,569	259,736
Total liabilities and equity	$2,588,740	$7,171	$(3,332)	$2,592,579

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the first quarter of 2016, total assets increased by $97 million as loans and loans held for sale increased by $288 million, deposits increased by $251 million, securities decreased by $17 million, and both cash and cash equivalents and FHLB advances decreased by $163 million. The $379 million of loan originations and funding of existing credit commitments in the first quarter of 2016, resulted in a net increase in loans, including loans held for sale, of $288 million during the first quarter of 2016. The growth in deposits was due primarily to the organic growth in deposits from our specialty deposit group and our branch offices.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, decreased $163 million during the first quarter of 2016. Changes in cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits and FHLB advances.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2016:
US Treasury security	$300	$—	$—	$300
Agency mortgage-backed securities	528,385	7,057	(26)	535,416
Beneficial interest – FHLMC securitization	12,627	364	(412)	12,579
Total	$541,312	$7,421	$(438)	$548,295

December 31, 2015:
US Treasury security	$300	$—	$—	$300
Agency notes	16,108	—	(95)	16,013
Agency mortgage-backed securities	538,269	909	(3,030)	536,148
Beneficial interest – FHLMC securitization	12,674	476	(476)	12,674
Total	$567,351	$1,385	$(3,601)	$565,135

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yield is as follows as of March 31, 2016:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$300	$—	$—	$—	$300
Weighted average yield	0.45%	—%	—%	—%	0.45%

Estimated Fair Value:
US Treasury securities Total	$300	$—	$—	$—	$300

Agency mortgage backed securities are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities as of March 31, 2016 was 2.35%.

Loans. The following table sets forth our loans, by loan category, as of:

(dollars in thousands)	March 31, 2016	December 31, 2015
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$570,541	$627,311
Single family	537,108	533,257
Total real estate loans secured by residential properties	1,107,649	1,160,568
Commercial properties	406,815	358,791
Land and construction	21,072	12,320
Total real estate loans	1,535,536	1,531,679
Commercial and industrial loans	210,121	196,584
Consumer loans	47,390	37,206
Total loans	1,793,047	1,765,469
Premiums, discounts and deferred fees and expenses	(45)	14
Total	$1,793,002	$1,765,483

The $28 million increase in loans during the first three months of 2016 was the result of loan originations and funding of existing credit commitments of $379 million, offset by $92 million of payoffs and scheduled principal payments, and the classification of $260 million of multifamily loans as loans held for sale.

The scheduled maturities, as of December 31, 2015, of the performing loans categorized as land loans and as commercial and industrial loans, are as follows:

	Scheduled Maturity			Loans With a Scheduled Maturity After One Year
(dollars in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Loans With Fixed Rates	Loan With Adjustable Rates

Land and construction loans	$8,709	$2,224	$1,895	$3,395	$724
Commercial and industrial loans	$81,085	$69,854	$42,625	$46,081	$66,398

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	March 31, 2016		December 31, 2015
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$508,141	—	$299,794	—
Interest-bearing	243,156	0.480%	260,167	0.359%
Money market and savings	545,656	0.609%	492,015	0.531%
Certificates of deposits	476,153	0.582%	470,200	0.554%
Total	$1,773,106	0.409%	$1,522,176	0.404%

During the first quarter of 2016, our deposit rates have increased slightly as we have raised rates to attract deposits. The weighted average rate of our interest bearing deposits increased from 0.50% at December 31, 2015 to 0.57% at March 31, 2016, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits have increased slightly from 0.40% at December 31, 2015 to 0.41% at March 31, 2016.

The maturities of our certificates of deposit of $100,000 or more were as follows as of March 31, 2016:

(dollars in thousands)

3 months or less	$236,676
Over 3 months through 6 months	22,881
Over 6 months through 12 months	80,295
Over 12 months	33,907
Total	$373,759

FFB utilizes third party programs called CDARs and ICS which allows FFB to transfer funds of its clients in excess of the FDIC insurance limit (currently $250,000) to other institutions in exchange for an equal amount of funds from clients of these other institutions. This has allowed FFB to provide FDIC insurance coverage to its clients. Under certain regulatory guidelines, these deposits are considered brokered deposits. From time to time, the Bank will utilize brokered deposits as a source of funding. As of March 31, 2016 the Bank held $295.5 million of deposits which are classified as brokered deposits, including $85.9 million of CDARs and ICS reciprocal deposits.

Borrowings. At March 31, 2016 and December 31, 2015, our borrowings consisted of $633 million and $796 million, respectively, of overnight FHLB advances. The FHLB advances were paid in full in the early parts of April 2016 and January 2016, respectively. Because FFB utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of overnight borrowings during the first three months of 2016 was $505 million, as compared to $282 million for the first quarter of 2015. The weighted average interest rate on these overnight borrowings was 0.43% and 0.18% for the first quarters of 2016 and 2015, respectively. The maximum amount of overnight borrowings outstanding at any month-end during the first quarters of 2016 and 2015 was $633 million and $363 million, respectively. On December 31, 2015, the Bank borrowed an additional $160 million from the FHLB and this additional amount was paid back on January 4, 2016.

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

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
March 31, 2016:
Real estate loans:
Residential properties	$3,234	$—	$—	$—	$3,234	$1,104,415	$1,107,649
Commercial properties	378	—	790	1,730	2,898	403,917	406,815
Land and construction	—	—	—	—	—	21,072	21,072
Commercial and industrial loans	7,462	2,463	5,385	2,350	17,660	192,461	210,121
Consumer loans	2,104	—	1,000	—	3,104	44,286	47,390
Total	$13,178	$2,463	$7,175	$4,080	$26,896	$1,766,151	$1,793,047

Percentage of total loans	0.73%	0.14%	0.40%	0.23%	1.50%

December 31, 2015:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$1,160,568	$1,160,568
Commercial properties	1,232	—	793	1,552	3,577	355,214	358,791
Land and construction	—	—	—	—	—	12,320	12,320
Commercial and industrial loans	2,425	1,639	5,713	2,509	12,286	184,298	196,584
Consumer loans	1,010	—	1,991	75	3,076	34,130	37,206
Total	$4,667	$1,639	$8,497	$4,136	$18,939	$1,746,530	$1,765,469

Percentage of total loans	0.26%	0.09%	0.48%	0.23%	1.07%

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	March 31, 2016			December 31, 2015
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial and industrial	$493	$652	$1,145	$—	$344	$344

The following is a breakdown of our loan portfolio by the risk category of loans as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
March 31, 2016:
Real estate loans:
Residential properties	$1,103,779	$3,870	$—	$—	$1,107,649
Commercial properties	404,896	—	189	1,730	406,815
Land and construction	21,072	—	—	—	21,072
Commercial and industrial loans	189,808	8,108	6,263	5,942	210,121
Consumer loans	46,130	1,260	—	—	47,390
Total	$1,765,685	$13,238	$6,452	$7,672	$1,793,047

December 31, 2015:
Real estate loans:
Residential properties	$1,159,029	$1,539	$—	$—	$1,160,568
Commercial properties	351,988	174	354	6,275	358,791
Land and construction	11,180	—	1,140	—	12,320
Commercial and industrial loans	180,755	4,977	5,165	5,687	196,584
Consumer loans	37,130	—	—	76	37,206
Total	$1,740,082	$6,690	$6,659	$12,038	$1,765,469

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

In 2012 and in 2015, we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	March 31, 2016	December 31, 2015
Outstanding principal balance:
Loans secured by real estate:
Commercial properties	$304	$533
Land	—	1,616
Total real estate loans	304	2,149
Commercial and industrial loans	8,366	6,787
Consumer loans	12	14
Total loans	8,682	8,950
Unaccreted discount on purchased credit impaired loans	(2,230)	(2,291)
Total	$6,452	$6,659

 Allowance for Loan Losses. The following table summarizes the activity in our ALLL for the periods indicated:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter ended March 31, 2016:
Real estate loans:
Residential properties	$6,829	$(357)	$—	$—	$6,472
Commercial properties	1,886	474	—	—	2,360
Commercial and industrial loans	1,649	140	—	—	1,789
Consumer loans	236	(143)	—	—	379
Total	$10,600	$400	$—	$—	$11,000

Year ended December 31, 2015:
Real estate loans:
Residential properties	$6,586	$243	$—	$—	$6,829
Commercial properties/land	1,526	670	(310)	—	1,886
Commercial and industrial loans	1,897	1,665	(1,913)	—	1,649
Consumer loans	141	95	—	—	236
Total	$10,150	$2,673	$(2,223)	$—	$10,600

Excluding the loans acquired in acquisitions, our ALLL represented 0.63%, and 0.61% of total loans outstanding as of March 31, 2016 and December 31, 2015, respectively.

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

In addition, the FDIC and the California Department of Business Oversight, as an integral part of their examination processes, periodically review the adequacy of our ALLL. These agencies may require us to make additional provisions for loan losses, over and above the provisions that we have already made, the effect of which would be to reduce our income.

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
March 31, 2016:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,390	$—	$6,390	$189
Commercial properties	50	2,131	—	2,181	247
Land and construction	—	261	—	261	8
Commercial and industrial loans	—	1,789	—	1,789	185
Consumer loans	—	379	—	379	22
Total	$50	$10,950	$—	$11,000	$651
Loans:
Real estate loans:
Residential properties	$—	$1,107,649	$—	$1,107,649	$15,532
Commercial properties	1,730	404,896	189	406,815	34,538
Land and construction	—	21,072	—	21,072	2,162
Commercial and industrial loans	5,942	197,916	6,263	210,121	26,808
Consumer loans	—	47,390	—	47,390	1,776
Total	$7,672	$1,778,923	$6,452	$1,793,047	$80,816

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
December 31, 2015:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,799	$—	$6,799	$127
Commercial properties	30	1,783	—	1,813	363
Land and construction	—	103	—	103	42
Commercial and industrial loans	—	1,649	—	1,649	187
Consumer loans	—	236	—	236	13
Total	$30	$10,570	$—	$10,600	$732
Loans:
Real estate loans:
Residential properties	$—	$1,160,568	$—	$1,160,568	$7,747
Commercial properties	6,275	352,162	354	358,791	43,287
Land and construction	—	11,180	1,140	12,320	4,267
Commercial and industrial loans	5,687	185,732	5,165	196,584	28,231
Consumer loans	76	37,130	—	37,206	1,761
Total	$12,038	$1,746,772	$6,659	$1,765,469	$85,293

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in an acquisition  that were not classified as purchased impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balances of the related loans. The unaccreted credit component discount is equal to 0.81% and 0.86% of the stated principal balances of these loans as of March 31, 2016 and December 31, 2015, respectively. In addition to this unaccreted credit component discount, an additional $0.3 million of the ALLL were provided for these loans as of March 31, 2016 and December 31, 2015, respectively.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of shares by FFI. The remaining balances of the Company’s lines of credit available to draw down totaled $417.5 million at March 31, 2016.

Cash Flows Provided by Operating Activities. During the quarter ended March 31, 2016, operating activities provided net cash of $3.7 million, comprised primarily of our net income of $3.8 million. During the quarter ended March 31, 2015 operating activities provided net cash of $2.3 million, comprised primarily of our net income of $2.6 million.

Cash Flows Used in Investing Activities. During the quarter ended March 31, 2016, investing activities used net cash of $255.5 million, primarily to fund a $287.5 million net increase in loans and $27.3 million of securities purchases, offset partially by $53.3 million in cash received from the sale, principal collection, and maturities of securities. During the quarter ended March 31, 2015, investing activities used net cash of $105.0 million, primarily to fund a $102.5 million net increase in loans and FHLB stock purchases of $4.7 million, partially offset by securities maturities and payments of $2.8 million.

Cash Flow Provided by Financing Activities. During the quarter ended March 31, 2016, financing activities provided net cash of $88.9 million, consisting primarily of a net increase of $250.9 million in deposits, offset by a $163.0 million decrease in FHLB advances. During the quarter ended March 31, 2015, financing activities provided net cash of $108.4 million, consisting primarily of a net increase of $100.0 million in borrowings, and $10.1 million in term note proceeds.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2016 and December 31, 2015, the loan-to-deposit ratios were 115.8% and 116.0%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of March 31, 2016:

(dollars in thousands)
Commitments to fund new loans	$44,815
Commitments to fund under existing loans, lines of credit	171,854
Commitments under standby letters of credit	8,217

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of March 31, 2016, the Bank was obligated on $101.5 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $86.0 million of deposits from the State of California.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		Minimum Regulatory Capital Ratios		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
March 31, 2016
CET1 capital ratio	$261,027	14.93%	$78,683	4.50%
Tier 1 leverage ratio	261,027	10.52%	99,250	4.00%
Tier 1 risk-based capital ratio	261,027	14.93%	104,910	6.00%
Total risk-based capital ratio	272,497	15.58%	139,880	8.00%

December 31, 2015
CET1 capital ratio	$256,007	17.44%	$66,072	4.50%
Tier 1 leverage ratio	256,007	11.81%	86,736	4.00%
Tier 1 risk-based capital ratio	256,007	17.44%	88,096	6.00%
Total risk-based capital ratio	267,027	18.19%	117,461	8.00%

FFB
March 31, 2016
CET1 capital ratio	$215,936	12.38%	$78,472	4.50%	$113,349	6.50%
Tier 1 leverage ratio	215,936	8.72%	99,041	4.00%	123,801	5.00%
Tier 1 risk-based capital ratio	215,936	12.38%	104,630	6.00%	139,506	8.00%
Total risk-based capital ratio	227,406	13.04%	139,506	8.00%	174,383	10.00%

December 31, 2015
CET1 capital ratio	$206,341	14.10%	$65,872	4.50%	$95,148	6.50%
Tier 1 leverage ratio	206,341	9.54%	86,543	4.00%	108,179	5.00%
Tier 1 risk-based capital ratio	206,341	14.10%	87,829	6.00%	117,106	8.00%
Total risk-based capital ratio	217,361	14.85%	117,106	8.00%	146,382	10.00%

As of each of the dates set forth in the above table, the Company (on a consolidated basis) exceeded the minimum required capital ratios applicable to it and FFB (on a stand-alone basis) qualified as a well-capitalized depository institution under the capital adequacy guidelines described above.

As of March 31, 2016, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $102.6 million for the CET-1 capital ratio, $92.1 million for the Tier 1 leverage ratio, $76.4 million for the Tier 1 risk-based capital ratio and $53.0 million for the Total risk-based capital ratio. No conditions or events have occurred since March 31, 2016 which we believe have changed FFI’s or FFB’s capital adequacy classifications from those set forth in the above table.

The “Basel III” rules adopted by the Federal Reserve Board and the FDIC (the “New Capital Rules”) introduced a capital conservation buffer which is an increment added to the minimum capital ratios.  If a banking organization does not hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements, it will face constraints on dividends, equity repurchases and executive compensation based on the amount of the shortfall. The capital buffer is measured against risk weighted assets and is therefore not applicable to the tier 1 leverage ratio. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625%, and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019. The following table sets forth the minimum capital ratios plus the applicable increment of the capital conservation buffer as of the current year and when it is fully implemented in 2019:

	2016	2019
CET-1 to risk-weighted assets	5.125%	7.000%
Tier 1 capital (i.e., CET-1 plus Additional Tier 1) to risk-weighted assets	6.625%	8.500%
Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets	8.625%	10.50%

During the first quarter of 2016, and during the entirety of 2015, FFI made cash capital contributions to FFB of $5.0 million and $76.5 million, respectively. As of March 31, 2016, FFI had $43.5 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

We did not pay dividends in 2016 or 2015 and we have no plans to pay dividends at least for the foreseeable future. Instead, it is our intention to retain internally generated cash flow to support our growth. Moreover, the payment of dividends is subject to certain regulatory restrictions.

We had no material commitments for capital expenditures as of March 31, 2016.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial risks, which are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the section titled Asset and Liability Management: Interest Rate Risk in our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission on March 15, 2016.  There have been no material changes to our quantitative and qualitative disclosures about market risk since December 31, 2015.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31 2016, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2015, which we filed with the SEC on March 15, 2016.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

10.1

Third Amendment to Employment Agreement, dated January 26, 2016, by and between the Company, FFB and Scott F. Kavanaugh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2016.

10.2

Third Amendment to Employment Agreement, dated January 26, 2016, by and between the Company, FFA, FFB and John M. Michel (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2016).

10.3

Third Amendment to Employment Agreement, dated January 26, 2016, by and between FFA and John A. Hakopian (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2016).

10.4

Third Amendment to Employment Agreement, dated January 26, 2016, by and between the Company, FFA and Ulrich E. Keller, Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 1, 2016).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: May 9, 2016	By:	/s/ JOHN M. MICHEL
John M. Michel
Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

10.1

Third Amendment to Employment Agreement, dated January 26, 2016, by and between the Company, FFB and Scott F. Kavanaugh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2016.

10.2

Third Amendment to Employment Agreement, dated January 26, 2016, by and between the Company, FFA, FFB and John M. Michel (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2016).

10.3

Third Amendment to Employment Agreement, dated January 26, 2016, by and between FFA and John A. Hakopian (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2016).

10.4

Third Amendment to Employment Agreement, dated January 26, 2016, by and between the Company, FFA and Ulrich E. Keller, Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 1, 2016).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Furnished and not filed.

E-1