Form 10-Q
period 2016-06-30
First Foundation Inc.
filed 2016-08-09
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 5, 2016, there were 16,220,575 shares of registrant’s common stock outstanding

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

TABLE OF CONTENTS

		Exhibit No.

Part I. Financial Information

Item 1.	Financial Statements	1

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	39

Item 4.	Controls and Procedures	39

Part II. Other Information

Item 1A	Risk Factors	39

Item 6	Exhibits	40

SIGNATURES		S-1

EXHIBITS		E-1

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Cash and cash equivalents	$444,518	$215,748
Securities available-for-sale (“AFS”)	532,231	565,135
Loans held for sale	468,277	—
Loans, net of deferred fees	2,003,821	1,765,483
Allowance for loan and lease losses (“ALLL”)	(12,200)	(10,600)
Net loans	1,991,621	1,754,883

Investment in FHLB stock	25,326	21,492
Premises and equipment, net	4,774	2,653
Deferred taxes	10,077	15,392
Real estate owned (“REO”)	1,074	4,036
Goodwill and intangibles	2,288	2,416
Other assets	12,754	10,824
Total Assets	$3,492,940	$2,592,579

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$2,265,596	$1,522,176
Borrowings	938,000	796,000
Accounts payable and other liabilities	11,836	14,667
Total Liabilities	3,215,432	2,332,843

Commitments and contingencies	—	—
Shareholders’ Equity
Common Stock, par value $0.001: 70,000,000 shares authorized; 16,207,160 and 15,980,526 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	16	16
Additional paid-in-capital	230,316	227,262
Retained earnings	40,873	33,762
Accumulated other comprehensive income (loss), net of tax	6,303	(1,304)
Total Shareholders’ Equity	277,508	259,736

Total Liabilities and Shareholders’ Equity	$3,492,940	$2,592,579

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Loans	$20,961	$13,362	$39,131	$25,463
Securities AFS	3,100	822	6,221	1,637
Fed funds sold, FHLB stock and deposits	512	809	919	1,051
Total interest income	24,573	14,993	46,271	28,151

Interest expense:
Deposits	1,973	1,115	3,768	2,038
Borrowings	679	454	1,221	818
Total interest expense	2,652	1,569	4,989	2,856

Net interest income	21,921	13,424	41,282	25,295

Provision for loan losses	1,250	753	1,650	903

Net interest income after provision for loan losses	20,671	12,671	39,632	24,392

Noninterest income:
Asset management, consulting and other fees	5,985	5,922	11,986	11,772
Gain (loss) on capital markets activities	(2,358)	(15)	(2,048)	(26)
Other income	1,283	513	1,957	878
Total noninterest income	4,910	6,420	11,895	12,624

Noninterest expense:
Compensation and benefits	11,924	9,390	24,648	18,570
Occupancy and depreciation	2,896	1,968	5,711	3,925
Professional services and marketing costs	2,560	1,512	4,283	2,570
Other expenses	2,470	1,104	4,625	2,267
Total noninterest expense	19,850	13,974	39,267	27,332

Income before taxes on income	5,731	5,117	12,260	9,684
Taxes on income	2,407	2,175	5,149	4,116
Net income	$3,324	$2,942	$7,111	$5,568

Net income per share:
Basic	$0.21	$0.36	$0.44	$0.70
Diluted	$0.20	$0.35	$0.43	$0.67
Shares used to compute net income per share:
Basic	16,134,869	8,070,386	16,068,979	7,963,515
Diluted	16,572,567	8,449,703	16,520,150	8,330,632

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - Unaudited

(In thousands, except share amounts)

	Common Stock				Accumulated Other
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance: December 31, 2015	15,980,526	$16	$227,262	$33,762	$(1,304)	$259,736
Net income	—	—	—	7,111	—	7,111
Other comprehensive income	—	—	—	—	7,607	7,607
Stock based compensation	—	—	492	—	—	492
Issuance of common stock:
Exercise of options	204,396	—	2,562	—	—	2,562
Issuance of restricted stock	22,238	—	—	—	—	—
Balance: June 30, 2016	16,207,160	$16	$230,316	$40,873	$6,303	$277,508

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

Net income	$3,324	$2,942	$7,111	$5,568
Other comprehensive income:
Unrealized holding gains (losses) on securities arising during the period	3,728	(2,478)	12,927	(1,213)
Other comprehensive income (loss) before tax	3,728	(2,478)	12,927	(1,213)
Income tax (expense) benefit related to items of other comprehensive income	(1,534)	1,020	(5,320)	500
Other comprehensive income (loss)	2,194	(1,458)	7,607	(713)

Reclassification adjustment for gains included in net earnings	—	—	(310)	—
Income tax expense related to reclassification adjustment	—	—	130	—
Reclassification adjustment for gains included in net earnings, net of tax	—	—	(180)	—
Other comprehensive income (loss), net of tax	2,194	(1,458)	7,427	(713)
Total comprehensive income	$5,518	$1,484	$14,538	$4,855

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Six Months Ended June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$7,111	$5,568
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,650	903
Stock–based compensation expense	492	253
Depreciation and amortization	854	650
Deferred tax provision	(5)	(685)
Accretion of discounts on purchased loans, net	(323)	(271)
Gain on sale of securities	(310)	—
Increase in other assets	(1,209)	(1,892)
Decrease in accounts payable and other liabilities	(2,831)	(1,567)
Net cash provided by operating activities	5,429	2,959

Cash Flows from Investing Activities:
Net increase in loans (including changes in loans held for sale)	(707,082)	(274,913)
Proceeds from sale of REO	3,702	—
Purchases of premises and equipment	(2,975)	(749)
Purchases of securities AFS	(31,038)	(7,543)
Proceeds from sale of securities AFS	39,456	—
Maturities / payments – securities AFS	37,130	7,525
Cash acquired in acquisition	—	38,624
Purchases (net of redemptions) of FHLB stock	(3,834)	(777)
Net cash used in investing activities	(664,641)	(237,833)

Cash Flows from Financing Activities:
Increase in deposits	743,420	183,523
FHLB Advances – net increase	142,000	180,000
Proceeds – term note	—	10,114
Principal payments – term note	—	(750)
Proceeds from sale of stock, net	2,562	5,139
Net cash provided by financing activities	887,982	378,026

Increase in cash and cash equivalents	228,770	143,152
Cash and cash equivalents at beginning of year	215,748	29,692
Cash and cash equivalents at end of period	$444,518	$172,844

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$4,750	$2,820
Income taxes	$7,150	$4,950
Noncash transactions:
Chargeoffs against allowance for loans losses	$50	$253
Transfer of loans to REO	$740	$—
Transfer of loans to loans held for sale	$468,277	$113,325

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 - UNAUDITED

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

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13 “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments” which introduces new guidance for the accounting for credit losses on certain types of financial instruments.  It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  The new model, referred to as the current expected credit losses (CECL) model, will apply to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures.  Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure.  This update is effective for the Company for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-09 “Compensation-Stock Compensation (Topic 718):  Improvements to Employee Share-Based Payment Accounting” as part of the Simplification Initiative to identify, evaluate, and improve areas of generally accepted accounting principles (“GAAP”) for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements.  Areas of simplification as it relates to share-based compensation address, among other items, the tax effects of exercised or vested awards, classification of excess tax benefits on the Statement of Cash Flows, forfeitures, minimum statutory tax withholding requirements, expected term and intrinsic value.  The amendments in this update are effective for the Company for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is currently evaluating the effects of ASU 2016-09 on its financial statements and disclosures.

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

For the Six Months Ended June 30, 2016 – UNAUDITED

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

For the Six Months Ended June 30, 2016 – UNAUDITED

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

Pro Forma Information (unaudited)

The following table presents unaudited pro forma information as if the acquisition of PRB had occurred on January 1, 2015, for the six months period ending June 30, 2015, after giving effect to certain adjustments. The unaudited pro forma information for these periods includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, adjustments for interest expense on deposits acquired, and the related income tax effects of all these items and the income tax benefits derived from PRB’s loss before taxes. The net effect of these pro forma adjustments was an increase of $0.3 million in net income for the six months ended June 30, 2015. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

Pro Forma
(dollars in thousands)
Net interest income	$26,991
Provision for loan losses	903
Noninterest income	12,689
Noninterest expenses	30,208
Income before taxes	8,569
Taxes on income	3,647
Net income	$4,922

Net income per share:
Basic	$0.58
Diluted	$0.55

The revenues (net interest income and noninterest income) and net income for the period from June 16, 2015 to June 30, 2015 related to the operations acquired from PRB and included in the results of operations for 2015 was approximately $0.2 million and $0.0 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 – UNAUDITED

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

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
(dollars in thousands)
June 30, 2016:
Investment securities available for sale:
US Treasury securities	$302	$302	$—	$—
Agency mortgage-backed securities	519,946	—	519,946	—
Beneficial interest – FHLMC securitizations	11,983	—	—	11,983
Total assets at fair value on a recurring basis	$532,231	$302	$519,946	$11,983

December 31, 2015:
Investment securities available for sale:
US Treasury securities	$300	$300	$—	$—
FNMA and FHLB Agency notes	16,013	—	16,013	—
Agency mortgage-backed securities	536,148	—	536,148	—
Beneficial interest – FHLMC securitizations	12,674	—	—	12,674
Total assets at fair value on a recurring basis	$565,135	$300	$552,161	$12,674

The decrease in level 3 assets from December 31, 2015 was due to principal payments.  The Company did not have any material assets measured at fair value on a nonrecurring basis as of June 30, 2016 and December 31, 2015.

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

For the Six Months Ended June 30, 2016 – UNAUDITED

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

The Company does not currently have any material assets measured at fair value on a nonrecurring basis.

The following methods and assumptions were used to estimate the fair value of financial instruments.

Cash and Cash Equivalents. The fair value of cash and cash equivalents approximates its carrying value.

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as level 3 include beneficial interests – FHLMC securitization.  Significant assumptions in the valuation of these Level 3 securities as of June 30, 2016 included a prepayment rate of 15% and discount rates ranging from 4.0% to 10%.

Federal Home Loan Bank Stock. The Bank is a member of the Federal Home Loan Bank (the “FHLB”). As a member, we are required to own stock of the FHLB, the amount of which is based primarily on the level of our borrowings from this institution. The fair value of that stock is equal to the carrying amount, is classified as restricted securities and is periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 – UNAUDITED

Borrowings. The fair value of $938 million in borrowings is the carrying value of overnight FHLB advances that approximate fair value because of the short-term maturity of this instrument, resulting in a Level 2 classification. The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company.  The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
June 30, 2016:
Assets:
Cash and cash equivalents	$444,518	$444,518	$—	$—	$444,518
Securities AFS	532,231	302	519,946	11,983	532,231
Loans	1,991,621	—	—	2,012,859	2,012,859
Loans held for sale	468,277	—	—	478,579	478,579
Investment in FHLB stock	25,326	—	25,326	—	25,326

Liabilities:
Deposits	2,265,596	1,681,611	584,111	—	2,265,722
Borrowings	938,000	—	938,000	—	938,000

December 31, 2015:
Assets:
Cash and cash equivalents	$215,748	$215,748	$—	$—	$215,748
Securities AFS	565,135	300	552,161	12,674	565,135
Loans	1,754,883	—	—	1,779,941	1,779,941
Investment in FHLB stock	21,492	—	21,492	—	21,492

Liabilities:
Deposits	1,522,176	1,051,976	470,128	—	1,522,104
Borrowings	796,000	—	796,000	—	796,000

NOTE 4: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2016:
US Treasury securities	$300	$2	$—	$302
Agency mortgage-backed securities	508,862	11,084	—	519,946
Beneficial interests in FHLMC securitization	12,358	310	(685)	11,983
Total	$521,520	$11,396	$(685)	$532,231

December 31, 2015:
US Treasury securities	$300	$—	$—	$300
FNMA and FHLB Agency notes	16,108	—	(95)	16,013
Agency mortgage-backed securities	538,269	909	(3,030)	536,148
Beneficial interests in FHLMC securitization	12,674	476	(476)	12,674
Total	$567,351	$1,385	$(3,601)	$565,135

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 – UNAUDITED

The table below indicates, as of June 30, 2016 the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2016
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Beneficial interests in FHLMC securitization	$2,402	$(685)	$—	$—	$2,402	$(685)

Unrealized losses in beneficial interests in FHLMC securitizations have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell, it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in discount rates and assumptions regarding future interest rates. The fair value is expected to recover as the bonds approach maturity.

The scheduled maturities of securities AFS and the related weighted average yields were as follows as of June 30, 2016:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$—	$300	$—	$—	$300
Weighted average yield	—%	0.90%	—%	—%	0.90%

Estimated Fair Value:
US Treasury Securities	$—	$300	$—	$—	$300

Agency mortgage backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities as of June 30, 2016 was 2.21%.

NOTE 5: LOANS

The following is a summary of our loans as of:

(dollars in thousands)	June 30, 2016	December 31, 2015
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$687,481	$627,311
Single family	564,121	533,257
Total real estate loans secured by residential properties	1,251,602	1,160,568
Commercial properties	429,754	358,791
Land and construction	23,747	12,320
Total real estate loans	1,705,103	1,531,679
Commercial and industrial loans	243,702	196,584
Consumer loans	53,910	37,206
Total loans	2,002,715	1,765,469
Premiums, discounts and deferred fees and expenses	1,106	14
Total	$2,003,821	$1,765,483

As of June 30, 2016 and December 31, 2015, the principal balances shown above are net of unaccreted discount related to loans acquired in an acquisition of $2.5 million and $2.8 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 – UNAUDITED

In 2012 and 2015, the Company purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	June 30, 2016	December 31, 2015
Outstanding principal balance:
Loans secured by real estate:
Commercial properties	301	533
Land	—	1,616
Total real estate loans	301	2,149
Commercial and industrial loans	7,559	6,787
Consumer loans	8	14
Total loans	7,868	8,950
Unaccreted discount on purchased credit impaired loans	(2,028)	(2,291)
Total	$5,840	$6,659

Accretable yield, or income expected to be collected on purchased credit impaired loans, and the related changes, is as follows for the periods indicated:

(dollars in thousands)	Six Months Ended June 30, 2016	Year Ended December 31, 2015

Beginning balance	$582	$130
Accretion of income	(121)	(529)
Reclassifications from nonaccretable difference	—	176
Acquisition	—	805
Disposals	(77)	—
Ending balance	$384	$582

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
June 30, 2016:
Real estate loans:
Residential properties	$3,844	$—	$—	$177	$4,021	$1,247,581	$1,251,602
Commercial properties	1,609	—	784	1,506	3,899	425,855	429,754
Land and construction	—	—	—	—	—	23,747	23,747
Commercial and industrial loans	400	1,380	2,852	4,489	9,121	234,581	243,702
Consumer loans	10	—	—	—	10	53,900	53,910
Total	$5,863	$1,380	$3,636	$6,172	$17,051	$1,985,664	$2,002,715

Percentage of total loans	0.29%	0.07%	0.18%	0.31%	0.85%

December 31, 2015:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$1,160,568	$1,160,568
Commercial properties	1,232	—	793	1,552	3,577	355,214	358,791
Land and construction	—	—	—	—	—	12,320	12,320
Commercial and industrial loans	2,425	1,639	5,713	2,509	12,286	184,298	196,584
Consumer loans	1,010	—	1,991	75	3,076	34,130	37,206
Total	$4,667	$1,639	$8,497	$4,136	$18,939	$1,746,530	$1,765,469

Percentage of total loans	0.26%	0.09%	0.48%	0.23%	1.07%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 – UNAUDITED

The level of delinquent loans and nonaccrual loans have been adversely impacted by the loans acquired from acquisitions. As of June 30, 2016, of the $9.8 million in loans over 90 days past due, including loans on nonaccrual, $4.9 million, or 50% were loans acquired from acquisitions.

Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal and, generally, when a loan becomes contractually past due for sixty days or more with respect to principal or interest. The accrual of interest may be continued on a well-secured loan contractually past due sixty days or more with respect to principal or interest if the loan is in the process of collection or collection of the principal and interest is deemed probable. The Bank considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The determination of past due, nonaccrual or impairment status of loans acquired in an acquisition, other than loans deemed purchased impaired, is the same as loans we originate.

The troubled debt restructure (“TDR”) activity during the first six months of 2016 consisted of six commercial and industrial loans, with a recorded investment of $4.2 million, whose payment terms were restructured. The TDR activity during the first six months of 2015 consisted of two commercial and industrial loans, with a recorded investment of $0.4 million, whose payment terms were restructured.

NOTE 6: ALLOWANCE FOR LOAN LOSSES

The following is a roll forward of the Bank’s allowance for loan losses for the following periods:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter Ended June 30, 2016:
Real estate loans:
Residential properties	$6,390	$(1,037)	$—	$—	$5,353
Commercial properties	2,181	(244)	(50)	—	1,887
Land and construction	261	11			272
Commercial and industrial loans	1,789	2,350	—	—	4,139
Consumer loans	379	170	—	—	549
Total	$11,000	$1,250	$(50)	$—	$12,200

Six Months Ended June 30, 2016:
Real estate loans:
Residential properties	$6,799	$(1,446)	$—	$—	$5,353
Commercial properties	1,813	124	(50)	—	1,887
Land and construction	103	169			272
Commercial and industrial loans	1,649	2,490	—	—	4,139
Consumer loans	236	313	—	—	549
Total	$10,600	$1,650	$(50)	$—	$12,200

Year Ended December 31, 2015:
Real estate loans:
Residential properties	$6,546	$253	$—	$—	$6,799
Commercial properties	1,499	624	(310)	—	1,813
Land and construction	67	36			103
Commercial and industrial loans	1,897	1,665	(1,913)	—	1,649
Consumer loans	141	95	—	—	236
Total	$10,150	$2,673	$(2,223)	$—	$10,600

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 – UNAUDITED

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
June 30, 2016:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$5,358	$—	$5,358	$170
Commercial properties	—	1,894	—	1,894	207
Land and construction	—	260	—	260	3
Commercial and industrial loans	—	4,139	—	4,139	172
Consumer loans	—	549	—	549	21
Total	$—	$12,200	$—	$12,200	$573
Loans:
Real estate loans:
Residential properties	$—	$1,251,602	$—	$1,251,602	$14,638
Commercial properties	2,257	427,312	185	429,754	30,772
Land and construction	—	23,747	—	23,747	431
Commercial and industrial loans	1,563	236,484	5,655	243,702	24,807
Consumer loans	—	53,910	—	53,910	1,621
Total	$3,820	$1,993,055	$5,840	$2,002,715	$72,269

December 31, 2015:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,799	$—	$6,799	$127
Commercial properties	30	1,783	—	1,813	363
Land and construction	—	103	—	103	42
Commercial and industrial loans	—	1,649	—	1,649	187
Consumer loans	—	236	—	236	13
Total	$30	$10,570	$—	$10,600	$732
Loans:
Real estate loans:
Residential properties	$—	$1,160,568	$—	$1,160,568	$7,747
Commercial properties	6,275	352,162	354	358,791	43,287
Land and construction	—	11,180	1,140	12,320	4,267
Commercial and industrial loans	5,687	185,732	5,165	196,584	28,231
Consumer loans	76	37,130	—	37,206	1,761
Total	$12,038	$1,746,772	$6,659	$1,765,469	$85,293

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in an acquisition that were not classified as purchased impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balance of the related loans. The unaccreted credit component discount is equal to 0.79% and 0.86% of the stated principal balance of these loans as of June 30, 2016 and December 31, 2015, respectively. In addition to this unaccreted credit component discount, an additional $0.2 million and $0.3 million of the ALLL has been provided for these loans as of June 30, 2016 and December 31, 2015, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 – UNAUDITED

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
June 30, 2016:
Real estate loans:
Residential properties	$1,247,744	$3,858	$—	$—	$1,251,602
Commercial properties	427,312	—	185	2,257	429,754
Land and construction	23,747	—	—	—	23,747
Commercial and industrial loans	220,153	4,413	17,573	1,563	243,702
Consumer loans	53,910	—	—	—	53,910
Total	$1,972,866	$8,271	$17,758	$3,820	$2,002,715

December 31, 2015:
Real estate loans:
Residential properties	$1,159,029	$1,539	$—	$—	$1,160,568
Commercial properties	351,988	174	354	6,275	358,791
Land and construction	11,180	—	1,140	—	12,320
Commercial and industrial loans	180,755	4,977	5,165	5,687	196,584
Consumer loans	37,130	—	—	76	37,206
Total	$1,740,082	$6,690	$6,659	$12,038	$1,765,469

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 – UNAUDITED

Impaired loans evaluated individually and any related allowance are as follows as of:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
June 30, 2016:
Real estate loans:
Commercial properties	$1,957	$1,957	$590	$300	$—
Commercial and industrial loans	1,563	1,563	—	—	—
Total	$3,520	$3,520	$590	$300	$—

December 31, 2015:
Real estate loans:
Commercial properties	$5,925	$5,925	$590	$350	$30
Commercial and industrial loans	7,770	5,687	—	—	—
Consumer loans	114	76	—	—	—
Total	$13,809	$11,688	$590	$350	$30

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the:

	Six months Ended June 30, 2016		Year Ended December 31, 2015
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$—	$—	$27	$2
Commercial properties	1,933	5	6,487	281
Commercial and industrial loans	2,012	—	7,850	394
Consumer loans	—	—	105	—
Total	$3,945	$5	$14,469	$677

There was no interest income recognized on a cash basis in either 2016 or 2015 on impaired loans.

NOTE 7: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	June 30, 2016		December 31, 2015
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$750,661	—	$299,794	—
Interest-bearing	220,802	0.488%	260,167	0.359%
Money market and savings	710,148	0.666%	492,015	0.531%
Certificates of deposits	583,985	0.562%	470,200	0.554%
Total	$2,265,596	0.401%	$1,522,176	0.404%

At June 30, 2016, of the $179.9 million of certificates of deposits of $250,000 or more, $165.3  million mature within one year and $14.6 million mature after one year. Of the $404.1 million of certificates of deposit of less than $250,000, $390.2 million mature within one year and $13.9 million mature after one year. At December 31, 2015, of the $149.2 million of certificates of deposits of $250,000 or more, $137.8 million mature within one year and $11.4 million mature after one year.  Of the $321 million of certificates of deposit of less than $250,000, $292.5 million mature within one year and $28.5 million mature after one year.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 – UNAUDITED

NOTE 8: BORROWINGS

At June 30, 2016, our borrowings consisted of $938 million of overnight FHLB advances. At December 31, 2015, our borrowings consisted of $796.0 million of overnight FHLB advances . The FHLB advances were paid in full in the early part of July 2016 and January 2016, respectively, and bore interest rates of 0.47% and 0.27%, respectively. Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of overnight borrowings during the first six months of 2016 was $568 million, as compared to $353 million during all of 2015.

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

	Quarter Ended June 30, 2016		Quarter Ended June 30, 2015
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$3,324	$3,324	$2,942	$2,942

Basic common shares outstanding	16,134,869	16,134,869	8,070,386	8,070,386
Effect of contingent shares issuable		796		796
Effect of options and restricted stock		436,902		378,521
Diluted common shares outstanding		16,572,567		8,449,703

Earnings per share	$0.21	$0.20	$0.36	$0.35

Based on a weighted average basis, options to purchase 77,625 shares of common stock were excluded for the quarter ended June 30, 2015 because their effect would have been anti-dilutive.

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$7,111	$7,111	$5,568	$5,568

Basic common shares outstanding	16,068,979	16,068,979	7,963,515	7,963,515
Effect of contingent shares issuable		796		796
Effect of options and restricted stock		450,375		366,321
Diluted common shares outstanding		16,520,150		8,330,632

Earnings per share	$0.44	$0.43	$0.70	$0.67

Based on a weighted average basis, options to purchase 6,625 and 78,371 shares of common stock were excluded for the six months ended June 30, 2016 and 2015, respectively, because their effect would have been anti-dilutive.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2016 – UNAUDITED

NOTE 10: SEGMENT REPORTING

For the quarter and six months ended June 30, 2016 and 2015, the Company had two reportable business segments: Banking (FFB and FFIS) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Quarter ended June 30, 2016:
Interest income	$24,573	$—	$—	$24,573
Interest expense	2,652	—	—	2,652
Net interest income	21,921	—	—	21,921
Provision for loan losses	1,250	—	—	1,250
Noninterest income	(170)	5,222	(142)	4,910
Noninterest expense	14,268	4,616	966	19,850
Income (loss) before taxes on income	$6,233	$606	$(1,108)	$5,731

Quarter ended June 30, 2015:
Interest income	$14,993	$—	$—	$14,993
Interest expense	1,273	—	296	1,569
Net interest income	13,720	—	(296)	13,424
Provision for loan losses	753	—	—	753
Noninterest income	1,384	5,188	(152)	6,420
Noninterest expense	8,566	4,550	858	13,974
Income (loss) before taxes on income	$5,785	$638	$(1,306)	$5,117

	Banking	Wealth Management	Other	Total
Six months ended June 30, 2016:
Interest income	$46,271	$—	$—	$46,271
Interest expense	4,989	—	—	4,989
Net interest income	41,282	—	—	41,282
Provision for loan losses	1,650	—	—	1,650
Noninterest income	1,582	10,598	(285)	11,895
Noninterest expense	27,612	9,839	1,816	39,267
Income (loss) before taxes on income	$13,602	$759	$(2,101)	$12,260

Six months ended June 30, 2015:
Interest income	$28,151	$—	$—	$28,151
Interest expense	2,320	—	536	2,856
Net interest income	25,831	—	(536)	25,295
Provision for loan losses	903	—	—	903
Noninterest income	2,662	10,255	(293)	12,624
Noninterest expense	16,485	9,265	1,582	27,332
Income (loss) before taxes on income	$11,105	$990	$(2,411)	$9,684

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the quarter and six months ended June 30, 2016 as compared to our results of operations in the quarter and six months ended June 30, 2015; and our financial condition at June 30, 2016 as compared to our financial condition at December 31, 2015. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2015, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (“our 2015 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on March 15, 2016.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and accounting practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make estimates and assumptions regarding circumstances or trends that could materially affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, or other unanticipated events were to occur that might affect our operations, we may be required under GAAP to adjust our earlier estimates and to reduce the carrying values of the affected assets on our balance sheet, generally by means of charges against income, which could also affect our results of operations in the fiscal periods when those charges are recognized. There have been no significant changes to our critical accounting policies as described in our 2015 10-K.

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

Recent Developments and Overview

We experienced strong growth during the first six months of 2016 with loan originations of $899 million and deposit growth of $743 million. We classified $469 million of multifamily loans as loans held for sale as part of a planned sale and securitization of these loans. Our assets under management (“AUM”) in Wealth Management increased $57 million during the first six months of 2016 in spite of a volatile market. Revenues and income before taxes continue to increase as our investments in staffing and systems are resulting in higher levels of interest earnings assets.

The Company entered an agreement to sell $265 million of loans secured by multifamily properties which provided for changes in pricing based upon changes in rates on certain treasury swap indices. In an effort to reduce the interest rate risk associated with this agreement, the Company entered into a swap agreement. Effective June 20, 2016, in conjunction with the finalization of pricing under the agreement, the Company closed out its swap position. As a result of changes in interest rates, the Company paid $2.4 million, including fees, to counterparties under the swap agreement, and the pricing to be received by the Company on the loan sale increased by $2.2 million. The $2.4 million charge is included in noninterest income. The related sale of loans closed on July 28, 2016.

Results of Operations

Our net income for the quarter and six months ending June 30, 2016 was $3.3 million and $7.1 million, respectively as compared to $2.9 million and $5.6 million for the corresponding periods in 2015. Income before taxes for the quarter and six months ending June 30, 2016 was $5.7 million and $12.3 million, respectively, as compared to $5.1 million and $9.7 million for the corresponding periods in 2015. The effective tax rate was 42.0% and 42.5% for the six month periods ending June 30, 2016 and 2015, respectively.

The primary sources of revenue for Banking are net interest income, fees from its deposits, trust and insurance services, fees charged for consulting and administrative services and certain loan fees. The primary source of revenue for Wealth Management is asset management fees assessed on the balance of AUM. Compensation and benefit costs, which represent the largest component of noninterest expense accounted for 60% and 76%, respectively, of the total noninterest expense for Banking and Wealth Management in the first six months of 2016.

The following table shows key operating results for each of our business segments for the quarter ended June 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2016:
Interest income	$24,573	$—	$—	$24,573
Interest expense	2,652	—	—	2,652
Net interest income	21,921	—	—	21,921
Provision for loan losses	1,250	—	—	1,250
Noninterest income	(170)	5,222	(142)	4,910
Noninterest expense	14,268	4,616	966	19,850
Income (loss) before taxes on income	$6,233	$606	$(1,108)	$5,731
2015:
Interest income	$14,993	$—	$—	$14,993
Interest expense	1,273	—	296	1,569
Net interest income	13,720	—	(296)	13,424
Provision for loan losses	753	—	—	753
Noninterest income	1,384	5,188	(152)	6,420
Noninterest expense	8,566	4,550	858	13,974
Income (loss) before taxes on income	$5,785	$638	$(1,306)	$5,117

General. Consolidated income before taxes was $5.7 million for the second quarter of 2016 as compared to $5.1 million in the second quarter of 2015. The increase in income before taxes was primarily the result of a $0.4 million increase in income before taxes for Banking and a $0.2 million decrease in corporate expenses. The increase in Banking was due to higher net interest income which was partially offset by a higher provision for loan losses, lower noninterest income and higher noninterest expenses. Income before taxes for Wealth Management for the second quarter of 2016 was consistent with the second quarter of 2015 with no significant differences in either noninterest income or noninterest expenses. Corporate interest expense decreased by $0.3 million due to the payoff of a term note in 2015, while corporate noninterest expenses increased by $0.1 million.

The following table shows key operating results for each of our business segments for the six months ended June 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2016:
Interest income	$46,271	$—	$—	$46,271
Interest expense	4,989	—	—	4,989
Net interest income	41,282	—	—	41,282
Provision for loan losses	1,650	—	—	1,650
Noninterest income	1,582	10,598	(285)	11,895
Noninterest expense	27,612	9,839	1,816	39,267
Income (loss) before taxes on income	$13,602	$759	$(2,101)	$12,260
2015:
Interest income	$28,151	$—	$—	$28,151
Interest expense	2,320	—	536	2,856
Net interest income	25,831	—	(536)	25,295
Provision for loan losses	903	—	—	903
Noninterest income	2,662	10,255	(293)	12,624
Noninterest expense	16,485	9,265	1,582	27,332
Income (loss) before taxes on income	$11,105	$990	$(2,411)	$9,684

General. Consolidated income before taxes for the first six months of 2016 was $12.3 million as compared to $9.7 million for the first six months of 2015. This increase was due to increases in income before taxes for Banking of $2.5 million and a $0.3 million decrease in corporate expenses, which were partially offset by a $0.2 million decrease in earnings before taxes for Wealth Management. The increase in income before taxes for Banking was due primarily to higher net interest income, which was partially offset by a higher provision for loans losses and higher noninterest expenses. The decrease in Wealth Management was due to higher noninterest expenses which were partially offset by higher noninterest income. Corporate interest expense decreased $0.5 million due to the payoff of a term note in 2015, while corporate noninterest expenses increased by $0.2 million.

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

	Quarter Ended June 30:
	2016			2015
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$2,208,793	$20,961	3.80%	$1,365,682	$13,362	3.92%
Securities	533,435	3,100	2.32%	137,382	822	2.39%
Fed funds, FHLB stock, and deposits	56,535	512	3.64%	46,696	809	6.96%
Total interest-earning assets	2,798,763	24,573	3.51%	1,549,760	14,993	3.87%

Noninterest-earning assets:
Nonperforming assets	6,327			1,220
Other	35,343			18,085
Total assets	$2,840,433			$1,569,065

Interest-bearing liabilities:
Demand deposits	$224,903	266	0.48%	$290,510	335	0.46%
Money market and savings	614,772	967	0.63%	212,592	308	0.58%
Certificates of deposit	486,319	740	0.61%	325,741	472	0.58%
Total interest-bearing deposits	1,325,994	1,973	0.60%	828,843	1,115	0.54%
Borrowings	631,297	679	0.43%	362,544	454	0.50%
Total interest-bearing liabilities	1,957,291	2,652	0.54%	1,191,387	1,569	0.53%

Noninterest-bearing liabilities:
Demand deposits	598,150			262,557
Other liabilities	12,685			9,183
Total liabilities	2,568,126			1,463,127
Shareholders’ equity	272,307			105,938
Total liabilities and equity	$2,840,433			$1,569,065

Net Interest Income		$21,921			$13,424

Net Interest Rate Spread			2.97%			3.34%

Net Yield on Interest-earning Assets			3.13%			3.47%

	Six Months Ended June 30:
	2016			2015
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$2,034,816	$39,131	3.85%	$1,284,276	$25,463	3.97%
Securities	533,629	6,221	2.33%	136,460	1,637	2.40%
Fed funds, FHLB stock, and deposits	54,270	919	3.41%	37,728	1,051	5.62%
Total interest-earning assets	2,622,715	46,271	3.53%	1,458,464	28,151	3.87%

Noninterest-earning assets:
Nonperforming assets	5,615			1,302
Other	33,968			18,493
Total assets	$2,662,298			$1,478,259

Interest-bearing liabilities:
Demand deposits	$239,847	566	0.48%	$289,810	643	0.45%
Money market and savings	573,341	1,780	0.62%	198,951	578	0.59%
Certificates of deposit	480,331	1,422	0.60%	287,293	817	0.57%
Total interest-bearing deposits	1,293,519	3,768	0.59%	776,054	2,038	0.53%
Borrowings	568,249	1,221	0.43%	334,381	818	0.49%
Total interest-bearing liabilities	1,861,768	4,989	0.54%	1,110,435	2,856	0.52%

Noninterest-bearing liabilities:
Demand deposits	518,090			254,436
Other liabilities	14,053			9,863
Total liabilities	2,393,911			1,374,734
Shareholders’ equity	268,387			103,525
Total liabilities and equity	$2,662,298			$1,478,259

Net Interest Income		$41,282			$25,295

Net Interest Rate Spread			2.99%			3.35%

Net Yield on Interest-earning Assets			3.15%			3.47%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the quarter and six months ended June 30, 2016, as compared to corresponding periods in 2015:

	Quarter Ended June 30, 2016 vs. 2015			Six Months Ended June 30, 2016 vs. 2015
(dollars in thousands)	Increase (Decrease) due to:			Increase (Decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans	$8,007	$(408)	$7,599	$14,462	$(794)	$13,668
Securities	2,302	(24)	2,278	4,631	(47)	4,584
Fed funds, FHLB stock, and deposits	146	(443)	(297)	374	(506)	(132)
Total interest-earning assets	10,455	(875)	9,580	19,467	(1,347)	18,120
Interest paid on:
Demand deposits	(78)	9	(69)	(115)	38	(77)
Money market and savings	629	30	659	1,162	40	1,202
Certificates of deposit	242	26	268	572	33	605
Borrowings	296	(71)	225	517	(114)	403
Total interest-bearing liabilities	1,089	(6)	1,083	2,136	(3)	2,133
Net interest income	$9,366	$(869)	$8,497	$17,331	$(1,344)	$15,987

Net interest income increased 63% from $13.4 million in the second quarter of 2015, to $21.9 million in the second quarter of 2016 due primarily to a 81% increase in interest-earning assets which was partially offset by a decrease in our net yield on interest-earning assets. The decrease in our net yield on interest-earning assets from 3.47% in the second quarter of 2015 to 3.13% in the second quarter of 2016 was due primarily to a decrease in yield on total interest-earning assets. The decrease in yield on interest-earning assets from 3.87% to 3.51% was due to an increase in the proportion of lower yielding securities to total interest earning assets and a decrease in the yield on loans. The decrease in yield on loans was due to prepayments of higher yielding loans and the addition of loans at current market rates which are lower than the current yield on our loan portfolio. The effect of the increase in rates on interest-bearing deposits on the net yield on interest-earning assets was offset by the increase in the proportion of average noninterest-bearing demand deposits to average total deposits during the second quarter of 2016 as compared to the second quarter of 2015. The weighted average rate on average total deposits was 0.41% for the second quarters of both 2016 and 2015. The increase in the weighted average rate of our interest-bearing deposits was the result of increases in market rates, the use of higher than market promotional rates to attract new clients and our success in attracting higher balance accounts which generally bear higher interest rates. The benefit from the payoff of the higher interest term note in the third quarter of 2015 was offset by an increase in the borrowing rate on FHLB advances which increased from 0.19% in the second quarter of 2015 to 0.43% in the second quarter of 2016. The increase in rates paid on FHLB advances is in line with the 25 basis point increase in Fed Funds rates experienced in December 2015.

Net interest income increased 63% from $25.3 million in the first six months of 2015, to $41.3 million in the first six months of 2016 because of an 80% increase in interest-earning assets, which was partially offset by a decrease in our net yield on interest-earning assets. The decrease in our net yield on interest-earning assets from 3.47% in the first six months of 2015 to 3.15% in the first six months of 2016 was due to a decrease in yield on total interest-earning assets. The decrease in yield on interest-earning assets from 3.87% to 3.53% was due to an increase in the proportion of lower yielding securities to total interest earning assets and a decrease in the yield on loans. The decrease in yield on loans was due to prepayments of higher yielding loans and the addition of loans at current market rates which are lower than the current yield on our loan portfolio. The effect of the increase in rates on interest-bearing deposits on the net yield on interest-earning assets was partially offset by the increase in the proportion of average noninterest-bearing demand deposits to average total deposits during the second quarter of 2016 as compared to the second quarter of 2015. The weighted average rate on average total deposits was 0.42% and 0.40% for the first six months of 2016 and 2015, respectively. The increase in the weighted average rate of our interest-bearing deposits was the result of increases in market rates, the use of higher than market promotional rates to attract new clients and our success in attracting higher balance accounts which generally bear higher interest rates. The benefit from the payoff of the higher interest term note in the third quarter of 2015 was offset by an increase in the borrowing rate on FHLB advances which increased from 0.18% in the first six months of  2015 to 0.43% in the first six months of 2016.

Provision for loan losses. The provision for loan losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For the quarter and six months ended June 30, 2016, we recorded provisions for loan losses of $1.3 million and $1.7 million, respectively, as compared to $0.8 million and $0.9 million, respectively, for the quarter and six months ended June 30, 2015. The increases in the provision for loan losses for the quarter and six months ended June 30, 2016 as compared to the corresponding periods in 2015 reflects the significant increase in loans, which were partially offset by a decrease in estimated loss assumptions.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the quarter and six months ended June 30:

(dollars in thousands)	2016	2015
Quarter Ended June 30:
Trust fees	$659	$629
Consulting fees	205	194
Deposit charges	122	95
Loss on capital markets activities	(2,351)	—
Prepayment fees	315	309
Other	880	157
Total noninterest income	$(170)	$1,384
Six Months Ended June 30:
Trust fees	$1,203	$1,200
Consulting fees	390	493
Deposit charges	243	190
Loss on capital markets activities	(2,040)	—
Prepayment fees	688	495
Other	1,098	284
Total noninterest income	$1,582	$2,662

Noninterest income for Banking in the second quarter decreased from $1.4 million in 2015 to a negative $0.2 million in 2016 due primarily to a $2.4 million loss on capital markets activities, partially offset by a $0.7 million increase in other income. The loss on capital markets activities was due to costs incurred to settle an interest rate swap agreement on the sale of $265 million in multifamily loans.  Partially offsetting the impact of this cost was a $0.6 million increase in revenues in the second quarter of 2016 from our insurance agency operations when compared to the corresponding period in 2015.

Noninterest income for Banking was $1.6 million in the first six months of 2016 as compared to $2.7 million in the first six months of 2015. This decrease was due to the $2.4 million of costs incurred to close out the swap in the second quarter of 2016, which was partially offset by $0.7 million increase in revenues from our insurance agency operations and a $0.3 million gain on sale of securities realized in the first quarter of 2016. In the first quarter of 2016, we took advantage of favorable market conditions to sell, at a net gain, longer-term mortgage backed securities and all of the Bank’s agency bullet securities, which were acquired through bank acquisitions.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides a breakdown of noninterest income for Wealth Management for the quarter and six months ended June 30:

(dollars in thousands)	2016	2015
Quarter Ended June 30:
Asset management fees	$5,206	$5,175
Consulting and administration fees	23	28
Other	(7)	(15)
Total noninterest income	$5,222	$5,188

Six Months Ended June 30:
Asset management fees	$10,555	$10,214
Consulting and administration fees	51	67
Other	(8)	(26)
Total noninterest income	$10,598	$10,255

Noninterest revenue for Wealth Management increased by 1% and 3% for the quarter and six months ended June 30, 2016 when compared to the corresponding periods in 2015 due to 4% increases in the AUM balances on which the asset management fees are calculated for both the second quarter and first six months of 2016 as compared to the corresponding periods in 2015. AUM, which totaled $3.5 billion at June 30, 2016, increased by $57 million during the first six months of 2016 in spite of a volatile market as new account growth of $129 million and portfolio gains of $134 million were partially offset by net withdrawals and account terminations of $206 million.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the quarter and six months ended June 30:

	Banking		Wealth Management
(dollars in thousands)	2016	2015	2016	2015
Quarter Ended June 30:
Compensation and benefits	$8,227	$5,545	$3,455	$3,513
Occupancy and depreciation	2,339	1,461	525	473
Professional services and marketing	1,763	838	479	392
Other expenses	1,939	722	157	172
Total noninterest expense	$14,268	$8,566	$4,616	$4,550

Six Months Ended June 30:
Compensation and benefits	$16,635	$10,735	$7,492	$7,245
Occupancy and depreciation	4,566	2,907	1,072	937
Professional services and marketing	2,714	1,322	976	765
Other expenses	3,697	1,521	299	318
Total noninterest expense	$27,612	$16,485	$9,839	$9,265

The $5.7 million and $11.1 million increases in noninterest expense in Banking in the second quarter and first six months of 2016 as compared to the corresponding periods in 2015 was due primarily to increases in staffing and costs associated with the Bank’s expansion, the growth of its balances of loans and deposits and costs associated with our property and casualty insurance agency operations which started during the second quarter of 2015. Compensation and benefits for Banking increased $2.7 million or 48% during the second quarter of 2016 as compared to the second quarter of 2015 as the number of full time equivalent employees (“FTE”) in Banking increased to 261.0 from 174.7. Compensation and benefits for Banking increased $5.9 million or 55% during the first six months of 2016 as compared to the first six months of 2015 as the number of FTE in Banking increased to 251.2 from 166.3. The increases in FTE were the result of the acquisition of Pacific Rim Bank (“PRB”) in June of 2015 and increased staffing to support the growth in loans and deposits. The increase in occupancy and depreciation, professional services and marketing and other expenses of $3.0 million and $5.2 million for the second quarter and first six months of 2016, respectively, as compared to the corresponding periods in 2015, were related to increased costs related to the acquisition of PRB, higher legal costs related to ongoing litigation matters, costs associated with our expansion into additional corporate space and opening of new offices, and costs related to the higher levels of loans and deposits, including FDIC insurance and customer service costs. Included in noninterest expense in the second quarter and first six months of 2016, respectively, are $0.7 million and $1.2 million of costs related to our insurance agency operations.

Noninterest expense in Wealth Management was relatively unchanged in the second quarter of 2016 as compared to the second quarter of 2015. The $0.6 million increase in noninterest expense for Wealth Management in the first six months of 2016 as compared to the corresponding period in 2015 were due to increased staffing costs, including raises and higher number of employees and increased costs related to marketing activities.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
June 30, 2016:
Cash and cash equivalents	$444,403	$5,770	$(5,655)	$444,518
Securities AFS	532,231	—	—	532,231
Loans Held For Sale	468,277	—	—	468,277
Loans, net	1,991,621	—	—	1,991,621
FHLB Stock	25,326	—	—	25,326
Premises and equipment	3,969	680	125	4,774
Deferred taxes	8,968	654	455	10,077
REO	1,074	—	—	1,074
Goodwill and intangibles	2,288	—	—	2,288
Other assets	10,729	222	1,803	12,754
Total assets	$3,488,886	$7,326	$(3,272)	$3,492,940

Deposits	$2,288,163	$—	$(22,567)	$2,265,596
Borrowings	938,000	—	—	938,000
Intercompany balances	2,378	480	(2,858)	—
Other liabilities	8,689	1,955	1,192	11,836
Shareholders’ equity	251,656	4,891	20,961	277,508
Total liabilities and equity	$3,488,886	$7,326	$(3,272)	$3,492,940

December 31, 2015:
Cash and cash equivalents	$215,671	$5,682	$(5,605)	$215,748
Securities AFS	565,135	—	—	565,135
Loans, net	1,754,883	—	—	1,754,883
FHLB Stock	21,492	—	—	21,492
Premises and equipment	1,996	545	112	2,653
Deferred taxes	14,466	630	296	15,392
REO	4,036	—	—	4,036
Goodwill and Intangibles	2,416	—	—	2,416
Other assets	8,645	314	1,865	10,824
Total assets	$2,588,740	$7,171	$(3,332)	$2,592,579

Deposits	$1,569,932	$—	$(47,756)	$1,522,176
Borrowings	796,000	—	—	796,000
Intercompany balances	2,748	121	(2,869)	—
Other liabilities	9,309	2,634	2,724	14,667
Shareholders’ equity	210,751	4,416	44,569	259,736
Total liabilities and equity	$2,588,740	$7,171	$(3,332)	$2,592,579

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the first six months of 2016, total assets for the Company and FFB increased by $900 million. For FFB, during the first six months of 2016, loans, including loans held for sale, and deposits increased $707 million and $718 million, respectively, cash and cash equivalents increased by $229 million, securities AFS decreased by $33 million and FHLB advances increased by $142 million.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased $229 million during the first six months of 2016. Changes in cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2016:
US Treasury security	$300	$2	$—	$302
Agency mortgage-backed securities	508,862	11,084	—	519,946
Beneficial interest – FHLMC securitization	12,358	310	(685)	11,983
Total	$521,520	$11,396	$(685)	$532,231

December 31, 2015:
US Treasury security	$300	$—	$—	$300
FNMA and FHLB Agency notes	16,108	—	(95)	16,013
Agency mortgage-backed securities	538,269	909	(3,030)	536,148
Beneficial interest – FHLMC securitization	12,674	476	(476)	12,674
Total	$567,351	$1,385	$(3,601)	$565,135

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations.

During the first six months of 2016, the $46 million decrease in amortized cost of AFS securities was primarily the result of the sale of $39 million of AFS securities and the collection of $37 million in principal payments which were partially offset by the purchase of $31 million of AFS securities.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yield is as follows as of June 30, 2016:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$—	$300	$—	$—	$300
Weighted average yield	—%	0.90%	—%	—%	0.90%

Estimated Fair Value:
US Treasury securities	$—	$300	$—	$—	$300

Agency mortgage backed securities and beneficial interest – FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities as of June 30, 2016 was 2.21%.

Loans. The following table sets forth our loans, by loan category, as of:

(dollars in thousands)	June 30, 2016	December 31, 2015
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$687,481	$627,311
Single family	564,121	533,257
Total real estate loans secured by residential properties	1,251,602	1,160,568
Commercial properties	429,754	358,791
Land and construction	23,747	12,320
Total real estate loans	1,705,103	1,531,679
Commercial and industrial loans	243,702	196,584
Consumer loans	53,910	37,206
Total loans	2,002,715	1,765,469
Premiums, discounts and deferred fees and expenses	1,106	14
Total	$2,003,821	$1,765,483

The $707 million increase in loans, including loans classified as held for sale, during the first six months of 2016 was the result of loan originations and funding of existing credit commitments of $899 million, offset by $192 million of payoffs. Loan held for sale, which totaled and increased by $468 million as of and for the six months ended June 30, 2016, are not included in the above table.

The scheduled maturities, as of December 31, 2015, of the performing loans categorized as land loans and as commercial and industrial loans, are as follows:

	Scheduled Maturity			Loans With a Scheduled Maturity After One Year
(dollars in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Loans With Fixed Rates	Loan With Adjustable Rates

Land and construction loans	$8,709	$2,224	$1,895	$3,395	$724
Commercial and industrial loans	$81,085	$69,854	$42,625	$46,081	$66,398

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	June 30, 2016		December 31, 2015
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$750,661	—	$299,794	—
Interest-bearing	220,802	0.488%	260,167	0.359%
Money market and savings	710,148	0.666%	492,015	0.531%
Certificates of deposits	583,985	0.562%	470,200	0.554%
Total	$2,265,596	0.401%	$1,522,176	0.404%

During the first six months of 2016 our average deposit rates remained relatively flat. The weighted average rate of our interest-bearing deposits increased from 0.50% at December 31, 2015 to 0.60% at June 30, 2016, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits was 0.40% at December 31, 2015 and June 30, 2016, as the increase in the proportion of noninterest-bearing deposits, which increased from $300 million at December 31, 2015 to $751 million at June 30, 2016, offset the impacts of the increase in rates on interest-bearing deposits. The increase in the weighted average rate of our interest-bearing deposits was the result of increases in market rates, the use of higher than market promotional rates to attract new clients and our success in attracting higher balance accounts which generally bear higher interest rates.

The growth in deposits was due primarily to the organic growth in deposits from our specialty deposit group and our branch offices.

The maturities of our Certificates of deposit of $100,000 or more were as follows as of June 30, 2016:

(dollars in thousands)

3 months or less	$134,273
Over 3 months through 6 months	38,931
Over 6 months through 12 months	82,946
Over 12 months	25,684
Total	$281,834

FFB utilizes third party programs called CDARs and ICS which allows FFB to transfer funds of its clients in excess of the FDIC insurance limit (currently $250,000) to other institutions in exchange for an equal amount of funds from clients of these other institutions. This has allowed FFB to provide FDIC insurance coverage to its clients. Under certain regulatory guidelines, these deposits are considered brokered deposits. From time to time, the Bank will utilize brokered deposits as a source of funding. As of June 30, 2016 the Bank held $396 million of deposits which are classified as brokered deposits, including $104 million of CDARs and ICS reciprocal deposits.

Borrowings. At June 30, 2016 and December 31, 2015, our borrowings consisted of $938 million and $796 million, respectively, in overnight FHLB advances. The FHLB advances were paid in full in the early parts of July 2016 and January 2016, respectively. Because FFB utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of overnight borrowings during the first six months of 2016 was $568 million, as compared to $308 million during the first six months of 2015. The weighted average interest rate on these overnight borrowings was 0.43% for the first six months of 2016, as compared to 0.18% during 2015. The maximum amount of overnight borrowings outstanding at any month-end during the first six months of 2016 and 2015 was $938 million and $443 million, respectively.

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

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
June 30, 2016:
Real estate loans:
Residential properties	$3,844	$—	$—	$177	$4,021	$1,247,581	$1,251,602
Commercial properties	1,609	—	784	1,506	3,899	425,855	429,754
Land and construction	—	—	—	—	—	23,747	23,747
Commercial and industrial loans	400	1,380	2,852	4,489	9,121	234,581	243,702
Consumer loans	10	—	—	—	10	53,900	53,910
Total	$5,863	$1,380	$3,636	$6,172	$17,051	$1,985,664	$2,002,715

Percentage of total loans	0.29%	0.07%	0.18%	0.31%	0.85%

December 31, 2015:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$1,160,568	$1,160,568
Commercial properties	1,232	—	793	1,552	3,577	355,214	358,791
Land and construction	—	—	—	—	—	12,320	12,320
Commercial and industrial loans	2,425	1,639	5,713	2,509	12,286	184,298	196,584
Consumer loans	1,010	—	1,991	75	3,076	34,130	37,206
Total	$4,667	$1,639	$8,497	$4,136	$18,939	$1,746,530	$1,765,469

Percentage of total loans	0.26%	0.09%	0.48%	0.23%	1.07%

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	June 30, 2016			December 31, 2015
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial and industrial	$456	$4,239	$4,695	$—	$344	$344

The following is a breakdown of our loan portfolio by the risk category of loans as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
June 30, 2016:
Real estate loans:
Residential properties	$1,247,744	$3,858	$—	$—	$1,251,602
Commercial properties	427,312	—	185	2,257	429,754
Land and construction	23,747	—	—	—	23,747
Commercial and industrial loans	220,153	4,413	17,573	1,563	243,702
Consumer loans	53,910	—	—	—	53,910
Total	$1,972,866	$8,271	$17,758	$3,820	$2,002,715

December 31, 2015:
Real estate loans:
Residential properties	$1,159,029	$1,539	$—	$—	$1,160,568
Commercial properties	351,988	174	354	6,275	358,791
Land and construction	11,180	—	1,140	—	12,320
Commercial and industrial loans	180,755	4,977	5,165	5,687	196,584
Consumer loans	37,130	—	—	76	37,206
Total	$1,740,082	$6,690	$6,659	$12,038	$1,765,469

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

In 2012 and in 2015, we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	June 30, 2016	December 31, 2015
Outstanding principal balance:
Loans secured by real estate:
Commercial properties	$301	$533
Land	—	1,616
Total real estate loans	301	2,149
Commercial and industrial loans	7,559	6,787
Consumer loans	8	14
Total loans	7,868	8,950
Unaccreted discount on purchased credit impaired loans	(2,028)	(2,291)
Total	$5,840	$6,659

 Allowance for Loan Losses. The following table summarizes the activity in our ALLL for the periods indicated:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter ended June 30, 2016:
Real estate loans:
Residential properties	$6,390	$(1,037)	$—	$—	$5,353
Commercial properties	2,181	(244)	(50)	—	1,887
Land and construction	261	11	—	—	272
Commercial and industrial loans	1,789	2,350	—	—	4,139
Consumer loans	379	170	—	—	549
Total	$11,000	$1,250	$(50)	$—	$12,200

Six months ended June 30, 2016:
Real estate loans:
Residential properties	$6,799	$(1,446)	$—	$—	$5,353
Commercial properties	1,813	124	(50)	—	1,887
Land and construction	103	169	—	—	272
Commercial and industrial loans	1,649	2,490	—	—	4,139
Consumer loans	236	313	—	—	549
Total	$10,600	$1,650	$(50)	$—	$12,200
Year ended December 31, 2015:
Real estate loans:
Residential properties	$6,546	$253	$—	$—	$6,799
Commercial properties	1,499	624	(310)	—	1,813
Land and construction	67	36		—	103
Commercial and industrial loans	1,897	1,665	(1,913)	—	1,649
Consumer loans	141	95	—	—	236
Total	$10,150	$2,673	$(2,223)	$—	$10,600

Excluding the loans acquired in acquisitions, our ALLL represented 0.62%, and 0.61% of total loans outstanding as of June 30, 2016 and December 31, 2015, respectively.

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

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
June 30, 2016:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$5,358	$—	$5,358	$170
Commercial properties	—	1,894	—	1,894	207
Land and construction	—	260	—	260	3
Commercial and industrial loans	—	4,139	—	4,139	172
Consumer loans	—	549	—	549	21
Total	$—	$12,200	$—	$12,200	$573
Loans:
Real estate loans:
Residential properties	$—	$1,251,602	$—	$1,251,602	$14,638
Commercial properties	2,257	427,312	185	429,754	30,772
Land and construction	—	23,747	—	23,747	431
Commercial and industrial loans	1,563	236,484	5,655	243,702	24,807
Consumer loans	—	53,910	—	53,910	1,621
Total	$3,820	$1,993,055	$5,840	$2,002,715	$72,269

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
December 31, 2015:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,799	$—	$6,799	$127
Commercial properties	30	1,783	—	1,813	363
Land and construction	—	103	—	103	42
Commercial and industrial loans	—	1,649	—	1,649	187
Consumer loans	—	236	—	236	13
Total	$30	$10,570	$—	$10,600	$732
Loans:
Real estate loans:
Residential properties	$—	$1,160,568	$—	$1,160,568	$7,747
Commercial properties	6,275	352,162	354	358,791	43,287
Land and construction	—	11,180	1,140	12,320	4,267
Commercial and industrial loans	5,687	185,732	5,165	196,584	28,231
Consumer loans	76	37,130	—	37,206	1,761
Total	$12,038	$1,746,772	$6,659	$1,765,469	$85,293

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in an acquisition  that were not classified as purchased credit impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balances of the related loans. The unaccreted credit component discount is equal to 0.79% and 0.86% of the stated principal balances of these loans as of June 30, 2016 and December 31, 2015, respectively. In addition to this unaccreted credit component discount, an additional $0.2 million and $0.3 million of the ALLL were provided for these loans as of June 30, 2016 and December 31, 2015, respectively.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of shares by FFI. The remaining balances of the Company’s lines of credit available to draw down totaled $160 million at June 30, 2016.

Cash Flows Provided by Operating Activities. During the six months ended June 30, 2016, operating activities provided net cash of $5.4 million, comprised primarily of our net income of $7.1 million, and $3.0 million of non-cash charges, including provisions for loan losses, stock based compensation expense, and depreciation and amortization, offset partially by a $1.2 million increase in other assets and $2.8 million decrease in accounts payable and other liabilities. During the six months ended June 30, 2015, operating activities provided net cash of $3.0 million, comprised primarily of our net income of $5.6 million, and $1.8 million of non-cash charges, including provisions for loan losses, stock based compensation expense, bonus and other accruals, and depreciation and amortization, offset partially by an $1.9 million increase in other assets and an $1.6 million decrease in accounts payable and other liabilities.

Cash Flows Used in Investing Activities. During the six months ended June 30, 2016, investing activities used net cash of $665 million, primarily to fund a $707 million net increase in loans and $31 million of securities purchases, offset partially by $77 million in cash received in proceeds from the sale, principal collection, and maturities of securities. During the six months ended June 30, 2015, investing activities used net cash of $238 million, primarily to fund a $275 million net increase in loans, offset partially by $39 million in cash received as a result of our acquisition of PRB.

Cash Flow Provided by Financing Activities. During the six months ended June 30, 2016, financing activities provided net cash of $888 million, consisting primarily of a net increase of $743 million in deposits, and a $142 million increase in FHLB advances. During the six months ended June 30, 2015, financing activities provided net cash of $378 million, consisting primarily of a net increase of $184 million in deposits, a $10 million borrowing under a term note, and a $180 million increase in FHLB advances.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio, the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2016 and December 31, 2015, the loan-to-deposit ratios at the Bank were 109% and 118%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of June 30, 2016:

(dollars in thousands)
Commitments to fund new loans	$60,834
Commitments to fund under existing loans, lines of credit	150,564
Commitments under standby letters of credit	8,687

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of June 30, 2016, the Bank was obligated on $129 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $111 million of deposits from the State of California.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
June 30, 2016
CET1 capital ratio	$266,222	14.22%	$84,260	4.50%
Tier 1 leverage ratio	266,222	9.38%	113,525	4.00%
Tier 1 risk-based capital ratio	266,222	14.22%	112,346	6.00%
Total risk-based capital ratio	278,872	14.89%	149,795	8.00%

December 31, 2015
CET1 capital ratio	$256,007	17.44%	66,072	4.50%
Tier 1 leverage ratio	256,007	11.81%	$86,736	4.00%
Tier 1 risk-based capital ratio	256,007	17.44%	88,096	6.00%
Total risk-based capital ratio	267,027	18.19%	117,461	8.00%

FFB
June 30, 2016
CET1 capital ratio	$239,795	12.84%	$84,056	4.50%	$121,415	6.50%
Tier 1 leverage ratio	239,795	8.46%	113,319	4.00%	141,649	5.00%
Tier 1 risk-based capital ratio	239,795	12.84%	112,075	6.00%	149,434	8.00%
Total risk-based capital ratio	252,445	13.51%	149,434	8.00%	186,792	10.00%

December 31, 2015
CET1 capital ratio	$206,341	14.10%	$65,872	4.50%	$95,148	6.50%
Tier 1 leverage ratio	206,341	9.54%	86,543	4.00%	108,179	5.00%
Tier 1 risk-based capital ratio	206,341	14.10%	87,829	6.00%	117,106	8.00%
Total risk-based capital ratio	217,361	14.85%	117,106	8.00%	146,382	10.00%

As of each of the dates set forth in the above table, the Company (on a consolidated basis) exceeded the minimum required capital ratios applicable to it and FFB (on a stand-alone basis) qualified as a well-capitalized depository institution under the capital adequacy guidelines described above.

As of June 30, 2016, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $118.4 million for the CET-1 capital ratio, $98.1 million for the Tier 1 leverage ratio, $90.4 million for the Tier 1 risk-based capital ratio and $65.7 million for the Total risk-based capital ratio. No conditions or events have occurred since June 30, 2016 which we believe have changed FFI’s or FFB’s capital adequacy classifications from those set forth in the above table.

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

	2016	2019
CET-1 to risk-weighted assets	5.125%	7.000%
Tier 1 capital (i.e., CET-1 plus Additional Tier 1) to risk-weighted assets	6.625%	8.500%
Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets	8.625%	10.500%

During the six months of 2016, and during the entirety of 2015, FFI made cash capital contributions to FFB of $25.0 million and $76.5 million, respectively. As of June 30, 2016, FFI had $25.2 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

We did not pay dividends in 2016 or 2015 and we have no plans to pay dividends at least for the foreseeable future. Instead, it is our intention to retain internally generated cash flow to support our growth. Moreover, the payment of dividends is subject to certain regulatory restrictions.

We had no material commitments for capital expenditures as of June 30, 2016.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30 2016, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: August 9, 2016	By:	/s/ JOHN M. MICHEL
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

101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Furnished and not filed.

E-1