Form 10-Q
period 2016-09-30
First Foundation Inc.
filed 2016-11-08
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of November 7th, 2016, there were 16,327,658 shares of registrant’s common stock outstanding

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

TABLE OF CONTENTS

		Exhibit No.

Part I. Financial Information

Item 1.	Financial Statements	1

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

Part II. Other Information

Item 1A	Risk Factors	41

Item 6	Exhibits	42

SIGNATURES		S-1

EXHIBITS		E-1

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS

Cash and cash equivalents	$496,813	$215,748
Securities available-for-sale (“AFS”)	542,703	565,135
Loans held for sale	200,002	—
Loans, net of deferred fees	2,308,829	1,765,483
Allowance for loan and lease losses (“ALLL”)	(13,600)	(10,600)
Net loans	2,295,229	1,754,883

Investment in FHLB stock	25,677	21,492
Premises and equipment, net	5,342	2,653
Deferred taxes	10,156	15,392
Real estate owned (“REO”)	544	4,036
Goodwill and intangibles	2,232	2,416
Other assets	14,970	10,824
Total Assets	$3,593,668	$2,592,579

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$2,338,737	$1,522,176
Borrowings	951,000	796,000
Accounts payable and other liabilities	16,637	14,667
Total Liabilities	3,306,374	2,332,843

Commitments and contingencies	—	—
Shareholders’ Equity
Common Stock, par value $0.001: 70,000,000 shares authorized; 16,300,833 and 15,980,526 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	16	16
Additional paid-in-capital	231,631	227,262
Retained earnings	50,548	33,762
Accumulated other comprehensive income (loss), net of tax	5,099	(1,304)
Total Shareholders’ Equity	287,294	259,736

Total Liabilities and Shareholders’ Equity	$3,593,668	$2,592,579

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Loans	$22,231	$15,634	$61,362	$41,097
Securities AFS	3,202	1,107	9,423	2,744
Fed funds sold, FHLB stock and deposits	571	367	1,490	1,418
Total interest income	26,004	17,108	72,275	45,259

Interest expense:
Deposits	2,426	1,328	6,194	3,366
Borrowings	415	319	1,636	1,137
Total interest expense	2,841	1,647	7,830	4,503

Net interest income	23,163	15,461	64,445	40,756

Provision for loan losses	1,231	570	2,881	1,473

Net interest income after provision for loan losses	21,932	14,891	61,564	39,283

Noninterest income:
Asset management, consulting and other fees	6,141	5,870	18,127	17,642
Gain on sale of loans	7,238	205	7,238	205
Gain (loss) on capital markets activities	993	(2)	(1,055)	(28)
Other income	707	795	2,664	1,673
Total noninterest income	15,079	6,868	26,974	19,492

Noninterest expense:
Compensation and benefits	12,059	10,870	36,707	29,440
Occupancy and depreciation	3,072	2,561	8,783	6,486
Professional services and marketing costs	3,525	1,481	7,808	4,051
Other expenses	2,880	2,044	7,505	4,311
Total noninterest expense	21,536	16,956	60,803	44,288

Income before taxes on income	15,475	4,803	27,735	14,487
Taxes on income	5,800	2,041	10,949	6,157
Net income	$9,675	$2,762	$16,786	$8,330

Net income per share:
Basic	$0.60	$0.22	$1.04	$0.87
Diluted	$0.58	$0.21	$1.01	$0.84
Shares used to compute net income per share:
Basic	16,257,008	12,623,924	16,132,112	9,534,056
Diluted	16,787,947	13,074,935	16,682,807	9,929,445

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - Unaudited

(In thousands, except share amounts)

	Common Stock				Accumulated Other
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance: December 31, 2015	15,980,526	$16	$227,262	$33,762	$(1,304)	$259,736
Net income	—	—	—	16,786	—	16,786
Other comprehensive income	—	—	—	—	6,403	6,403
Stock based compensation	—	—	712	—	—	712
Issuance of common stock:
Exercise of options	293,471	—	3,657	—	—	3,657
Issuance of restricted stock	26,836	—	—	—	—	—
Balance: September 30, 2016	16,300,833	$16	$231,631	$50,548	$5,099	$287,294

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

Net income	$9,675	$2,762	$16,786	$8,330
Other comprehensive income:
Unrealized holding gains (loss) on securities arising during the period	(1,033)	2,690	9,805	1,477
Other comprehensive income (loss) before tax	(1,033)	2,690	9,805	1,477
Income tax (expense) benefit related to items of other comprehensive income	425	(1,107)	(4,035)	(607)
Other comprehensive income (loss)	(608)	1,583	5,770	870

Less: Reclassification adjustment for gains (loss) included in net earnings	(993)	(2)	1,055	(28)
Income tax (expense) benefit related to reclassification adjustment	397	1	(422)	12
Reclassification adjustment for gains included in net earnings, net of tax	(596)	(1)	633	(16)
Other comprehensive income (loss), net of tax	(1,204)	1,582	6,403	854
Total comprehensive income	$8,471	$4,344	$23,189	$9,184

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Nine Months Ended September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$16,786	$8,330
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,881	1,473
Stock–based compensation expense	712	383
Depreciation and amortization	1,338	995
Deferred tax provision	758	(1,068)
Accretion of discounts on purchased loans, net	(755)	(523)
Gain on sale of loans	(7,238)	(205)
Gain on sale of capital market activities	(1,307)	—
Increase in other assets	(1,429)	(2,076)
Increase (decrease) in accounts payable and other liabilities	1,970	(14)
Net cash provided by operating activities	13,716	7,295

Cash Flows from Investing Activities:
Net increase in loans	(1,008,136)	(402,543)
Proceeds from sale of REO	4,442	2,205
Proceeds from sale of loans	270,005	—
Purchases of premises and equipment	(4,027)	(1,142)
Purchases of securities AFS	(130,829)	(225,396)
Proceeds from sale of securities AFS	104,146	—
Maturities / payments – securities AFS	60,715	11,648
Cash acquired in acquisition	—	38,081
Purchases (net of redemptions) of FHLB stock	(4,185)	(5,307)
Net cash used in investing activities	(707,869)	(582,454)

Cash Flows from Financing Activities:
Increase in deposits	816,561	238,732
FHLB Advances – net increase	155,000	397,000
Proceeds – term note	—	10,114
Principal payments – term note	—	(30,000)
Proceeds from sale of stock, net	3,657	135,959
Net cash provided by financing activities	975,218	751,805

Increase in cash and cash equivalents	281,065	176,646
Cash and cash equivalents at beginning of year	215,748	29,692
Cash and cash equivalents at end of period	$496,813	$206,338

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$7,334	$4,444
Income taxes	$10,050	$7,650
Noncash transactions:
Recoveries (net of chargeoffs) added to allowance for loans losses	$119	$323
Transfer of loans to REO	$950	$—
Transfer of loans to loans held for sale	$468,743	$113,325
Mortgage servicing rights created from sale of loans	$1,945	$—

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 - UNAUDITED

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

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The new standard contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. The Company elected early adoption of ASU 2016-09 in the third quarter of 2016 which was applied using a modified retrospective approach. For the quarter and nine months ended September 30, 2016, we recognized all excess tax benefits and tax deficiencies that occurred in 2016 as income tax expense or benefit as a discrete event. An income tax benefit of approximately $0.8 million was recognized for the quarter and nine months ended September 30, 2016 as a result of the adoption of ASU 2016-09. There was no change to retained earnings with respect to excess tax benefits, as this is not applicable to the Company. In addition there was no cumulative effect on retained earnings as a result of the election by the Company to adopt an accounting policy to account for forfeitures as they occur. With the early adoption of 2016-09, we have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted. ASU 2016-09 requires the recognition of any tax benefits or deficiencies to be recognized in the period in which they occur. As a result of the adoption of ASU 2016-09, our effective tax rate for the quarter and nine months ended September 30, 2016 was decreased by 4.5% and 2.5%, respectively.

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” which provides guidance for eight specific cash flow issues. FASB issued the standard to clarify areas where GAAP has been either unclear or lacking in specific guidance. This update is effective for the Company for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The Company is currently evaluating the effects of ASU 2016-15 on its financial statements and disclosures.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments” which introduces new guidance for the accounting for credit losses on certain types of financial instruments.  It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  The new model, referred to as the current expected credit losses (CECL) model, will apply to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures.  Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure.  This update is effective for the Company for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company is currently evaluating the effects of ASU 2016-13 on its financial statements and disclosures.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases,

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 – UNAUDITED

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

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).  Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income.  The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  The update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  This update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

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

NOTE 2: ACQUISITIONS

On June 16, 2015, the Company completed the acquisition of Pacific Rim Bank (“PRB”), through a merger of PRB with and into the Bank, in exchange for 621,345 shares of its common stock with a fair value of $19.00 per share and $543,000 in cash, which was paid to dissenting shareholders. The primary reason for acquiring PRB was to expand our operations into Hawaii.

The acquisition is accounted for under the purchase method of accounting. The acquired assets, assumed liabilities and identifiable intangible assets are recorded at their respective acquisition date fair values. Goodwill of $1.3 million, which is not tax deductible, is included in intangible assets in the table below.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 – UNAUDITED

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

For the Nine Months Ended September 30, 2016 – UNAUDITED

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

Pro Forma Information (unaudited)

The following table presents unaudited pro forma information as if the acquisition of PRB had occurred on January 1, 2015, for the nine months period ending September 30, 2015, after giving effect to certain adjustments. The unaudited pro forma information for these periods includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, adjustments for interest expense on deposits acquired, and the related income tax effects of all these items and the income tax benefits derived from PRB’s loss before taxes. The net effect of these pro forma adjustments was an increase of $0.2 million in net income for the nine months ended September 30, 2015. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

Pro Forma
(dollars in thousands)
Net interest income	$42,386
Provision for loan losses	1,473
Noninterest income	19,610
Noninterest expenses	47,050
Income before taxes	13,473
Taxes on income	5,728
Net income	$7,745

Net income per share:
Basic	$0.76
Diluted	$0.73

The revenues (net interest income and noninterest income) and net income for the period from June 16, 2015 to September 30, 2015 related to the operations acquired from PRB and included in the results of operations for 2015 was approximately $1.6 million and $0.5 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 – UNAUDITED

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

Level 2: Significant observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

Level 3: Significant unobservable inputs that reflect the Company's own assumptions requiring significant judgment or estimation about the assumptions that market participants would use in pricing an asset or liability.

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
(dollars in thousands)
September 30, 2016:
Investment securities available for sale:
US Treasury securities	$300	$300	$—	$—
Agency mortgage-backed securities	498,886	—	498,886	—
Beneficial interest – FHLMC securitizations	43,517	—	—	43,517
Total assets at fair value on a recurring basis	$542,703	$300	$498,886	$43,517

December 31, 2015:
Investment securities available for sale:
US Treasury securities	$300	$300	$—	$—
FNMA and FHLB Agency notes	16,013	—	16,013	—
Agency mortgage-backed securities	536,148	—	536,148	—
Beneficial interest – FHLMC securitizations	12,674	—	—	12,674
Total assets at fair value on a recurring basis	$565,135	$300	$552,161	$12,674

The increase in level 3 assets from December 31, 2015 was due to Beneficial interest – FHLMC securitization purchases.  The Company did not have any material assets measured at fair value on a nonrecurring basis as of September 30, 2016 and December 31, 2015.

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

For the Nine Months Ended September 30, 2016 – UNAUDITED

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

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as level 3 include beneficial interests – FHLMC securitization.  Significant assumptions in the valuation of these Level 3 securities as of September 30, 2016 included a prepayment rate of 15% and discount rates ranging from 4.0% to 10%.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 – UNAUDITED

Mortgage Servicing Rights. Fair values are measured using independent pricing models or other model-based valuation techniques that would incorporate assumptions that market participants would use in estimating the fair value of servicing. These assumptions might include estimates of prepayment speeds, discount rate, costs to service, escrow account earnings, contractual servicing fee income, prepayment and late fees, among other considerations.  Mortgage servicing rights are considered a Level 3 measurement at September 30, 2016 and are included in other assets in the accompanying consolidated balance sheets

Deposits. The fair value of demand deposits, savings deposits, and money market deposits is defined as the amounts payable on demand at quarter-end. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits, using current market rates.

Borrowings. The fair value of $951 million in borrowings is the carrying value of overnight FHLB advances that approximate fair value because of the short-term maturity of this instrument, resulting in a Level 2 classification. The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company.  The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
September 30, 2016:
Assets:
Cash and cash equivalents	$496,813	$496,813	$—	$—	$496,813
Securities AFS	542,703	300	498,886	43,517	542,703
Loans	2,295,229	—	—	2,313,425	2,313,425
Loans held for sale	200,002	—	—	200,002	200,002
Investment in FHLB stock	25,677	—	25,677	—	25,677

Liabilities:
Deposits	2,338,737	1,787,742	551,051	—	2,338,737
Borrowings	951,000	—	951,000	—	951,000

December 31, 2015:
Assets:
Cash and cash equivalents	$215,748	$215,748	$—	$—	$215,748
Securities AFS	565,135	300	552,161	12,674	565,135
Loans	1,754,883	—	—	1,779,941	1,779,941
Investment in FHLB stock	21,492	—	21,492	—	21,492

Liabilities:
Deposits	1,522,176	1,051,976	470,128	—	1,522,104
Borrowings	796,000	—	796,000	—	796,000

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 – UNAUDITED

NOTE 4: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2016:
US Treasury securities	$300	$—	$—	$300
Agency mortgage-backed securities	489,233	9,749	(96)	498,886
Beneficial interests in FHLMC securitization	44,505	121	(1,109)	43,517
Total	$534,038	$9,870	$(1,205)	$542,703

December 31, 2015:
US Treasury securities	$300	$—	$—	$300
FNMA and FHLB Agency notes	16,108	—	(95)	16,013
Agency mortgage-backed securities	538,269	909	(3,030)	536,148
Beneficial interests in FHLMC securitization	12,674	476	(476)	12,674
Total	$567,351	$1,385	$(3,601)	$565,135

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations.

The tables below indicate, as of September 30, 2016 and December 31, 2015 the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2016
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency and FHLB Agency notes	$46,649	$(96)	$—	$—	$46,649	$(96)
Beneficial interests in FHLMC securitization	31,645	(1,109)	—	—	31,645	(1,109)
	$78,294	$(1,205)	$—	$—	$78,294	$(1,205)

	Securities with Unrealized Loss at December 31, 2015
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency notes	$16,013	$(95)	$—	$—	$16,013	$(95)
Agency mortgage backed securities	397,850	(3,030)	—	—	397,850	(3,030)
Beneficial interests in FHLMC securitization	12,674	(476)	—	—	12,674	(476)
	$426,537	$(3,601)	$—	$—	$426,537	$(3,601)

Unrealized losses in agency and FHLB agency notes, agency mortgage backed securities, and beneficial interests in FHLMC securitizations have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell, it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in discount rates and assumptions regarding future interest rates. The fair value is expected to recover as the bonds approach maturity.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 – UNAUDITED

The scheduled maturities of securities AFS and the related weighted average yields were as follows as of September 30, 2016:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$—	$300	$—	$—	$300
Weighted average yield	—%	0.90%	—%	—%	0.90%

Estimated Fair Value:
US Treasury Securities	$—	$300	$—	$—	$300

Agency mortgage backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests in FHLMC securitizations as of September 30, 2016 was 2.59%.

NOTE 5: LOANS

The following is a summary of our loans as of:

(dollars in thousands)	September 30, 2016	December 31, 2015
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$986,921	$627,311
Single family	576,886	533,257
Total real estate loans secured by residential properties	1,563,807	1,160,568
Commercial properties	459,703	358,791
Land and construction	20,034	12,320
Total real estate loans	2,043,544	1,531,679
Commercial and industrial loans	228,579	196,584
Consumer loans	34,248	37,206
Total loans	2,306,371	1,765,469
Premiums, discounts and deferred fees and expenses	2,458	14
Total	$2,308,829	$1,765,483

As of September 30, 2016 and December 31, 2015, the principal balances shown above are net of unaccreted discount related to loans acquired in an acquisition of $2.1 million and $2.8 million, respectively.

In 2012 and 2015, the Company purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	September 30, 2016	December 31, 2015
Outstanding principal balance:
Loans secured by real estate:
Commercial properties	$298	$533
Land	—	1,616
Total real estate loans	298	2,149
Commercial and industrial loans	6,192	6,787
Consumer loans	5	14
Total loans	6,495	8,950
Unaccreted discount on purchased credit impaired loans	(1,625)	(2,291)
Total	$4,870	$6,659

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 – UNAUDITED

Accretable yield, or income expected to be collected on purchased credit impaired loans, and the related changes, is as follows for the periods indicated:

(dollars in thousands)	Nine Months Ended September 30, 2016	Year Ended December 31, 2015

Beginning balance	$582	$130
Accretion of income	(155)	(529)
Reclassifications from nonaccretable difference	—	176
Acquisition	—	805
Disposals	(108)	—
Ending balance	$319	$582

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
September 30, 2016:
Real estate loans:
Residential properties	$—	$—	$—	$4,021	$4,021	$1,559,786	$1,563,807
Commercial properties	1,363	—	780	1,187	3,330	456,373	459,703
Land and construction	—	—	—	—	—	20,034	20,034
Commercial and industrial loans	4,145	5	3,136	4,184	11,470	217,109	228,579
Consumer loans	18	—	—	14	32	34,216	34,248
Total	$5,526	$5	$3,916	$9,406	$18,853	$2,287,518	$2,306,371

Percentage of total loans	0.24%	—%	0.17%	0.41%	0.82%

December 31, 2015:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$1,160,568	$1,160,568
Commercial properties	1,232	—	793	1,552	3,577	355,214	358,791
Land and construction	—	—	—	—	—	12,320	12,320
Commercial and industrial loans	2,425	1,639	5,713	2,509	12,286	184,298	196,584
Consumer loans	1,010	—	1,991	75	3,076	34,130	37,206
Total	$4,667	$1,639	$8,497	$4,136	$18,939	$1,746,530	$1,765,469

Percentage of total loans	0.26%	0.09%	0.48%	0.23%	1.07%

The level of delinquent loans and nonaccrual loans have been adversely impacted by the loans acquired from acquisitions. As of September 30, 2016, of the $13.3 million in loans over 90 days past due, including loans on nonaccrual, $4.5 million, or 34% were loans acquired from acquisitions.

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

The troubled debt restructure (“TDR”) activity during the first nine months of 2016 consisted of 6 commercial and industrial loans, with a recorded investment of $3.9 million, whose payment terms were restructured. The TDR activity during the first nine months of 2015 consisted of two commercial and industrial loans, with a recorded investment of $0.5 million, whose payment terms were restructured.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 – UNAUDITED

NOTE 6: ALLOWANCE FOR LOAN LOSSES

The following is a roll forward of the Bank’s allowance for loan losses for the following periods:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter Ended September 30, 2016:
Real estate loans:
Residential properties	$5,353	$951	$—	$—	$6,304
Commercial properties	1,887	572	—	169	2,628
Land and construction	272	(70)			202
Commercial and industrial loans	4,139	31	—	—	4,170
Consumer loans	549	(253)	—	—	296
Total	$12,200	$1,231	$—	$169	$13,600

Nine Months Ended September 30, 2016:
Real estate loans:
Residential properties	$6,799	$(495)	$—	$—	$6,304
Commercial properties	1,813	696	(50)	169	2,628
Land and construction	103	99			202
Commercial and industrial loans	1,649	2,521	—	—	4,170
Consumer loans	236	60	—	—	296
Total	$10,600	$2,881	$(50)	$169	$13,600

Year Ended December 31, 2015:
Real estate loans:
Residential properties	$6,546	$253	$—	$—	$6,799
Commercial properties	1,499	624	(310)	—	1,813
Land and construction	67	36	—	—	103
Commercial and industrial loans	1,897	1,665	(1,913)	—	1,649
Consumer loans	141	95	—	—	236
Total	$10,150	$2,673	$(2,223)	$—	$10,600

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 – UNAUDITED

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
September 30, 2016:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,304	$—	$6,304	$148
Commercial properties	—	2,628	—	2,628	149
Land and construction	—	202	—	202	3
Commercial and industrial loans	—	4,170	—	4,170	161
Consumer loans	—	296	—	296	20
Total	$—	$13,600	$—	$13,600	$481
Loans:
Real estate loans:
Residential properties	$3,844	$1,559,963	$—	$1,563,807	$13,472
Commercial properties	1,187	458,334	182	459,703	24,982
Land and construction	—	20,034	—	20,034	436
Commercial and industrial loans	2,653	221,238	4,688	228,579	24,157
Consumer loans	14	34,234	—	34,248	1,477
Total	$7,698	$2,293,803	$4,870	$2,306,371	$64,524

December 31, 2015:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,799	$—	$6,799	$127
Commercial properties	30	1,783	—	1,813	363
Land and construction	—	103	—	103	42
Commercial and industrial loans	—	1,649	—	1,649	187
Consumer loans	—	236	—	236	13
Total	$30	$10,570	$—	$10,600	$732
Loans:
Real estate loans:
Residential properties	$—	$1,160,568	$—	$1,160,568	$7,747
Commercial properties	6,275	352,162	354	358,791	43,287
Land and construction	—	11,180	1,140	12,320	4,267
Commercial and industrial loans	5,687	185,732	5,165	196,584	28,231
Consumer loans	76	37,130	—	37,206	1,761
Total	$12,038	$1,746,772	$6,659	$1,765,469	$85,293

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in an acquisition that were not classified as purchased impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balance of the related loans. The unaccreted credit component discount is equal to 0.75% and 0.86% of the stated principal balance of these loans as of September 30, 2016 and December 31, 2015, respectively. In addition to this unaccreted credit component discount, an additional $0.4 million and $0.3 million of the ALLL has been provided for these loans as of September 30, 2016 and December 31, 2015, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 – UNAUDITED

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
September 30, 2016:
Real estate loans:
Residential properties	$1,556,117	$3,846	$—	$3,844	$1,563,807
Commercial properties	456,548	—	1,968	1,187	459,703
Land and construction	20,034	—	—	—	20,034
Commercial and industrial loans	207,574	1,913	16,439	2,653	228,579
Consumer loans	34,234	—	—	14	34,248
Total	$2,274,507	$5,759	$18,407	$7,698	$2,306,371

December 31, 2015:
Real estate loans:
Residential properties	$1,159,029	$1,539	$—	$—	$1,160,568
Commercial properties	351,988	174	354	6,275	358,791
Land and construction	11,180	—	1,140	—	12,320
Commercial and industrial loans	180,755	4,977	5,165	5,687	196,584
Consumer loans	37,130	—	—	76	37,206
Total	$1,740,082	$6,690	$6,659	$12,038	$1,765,469

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 – UNAUDITED

Impaired loans evaluated individually and any related allowance are as follows as of:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance		Recorded Investment		Related Allowance
September 30, 2016:
Real estate loans:
Residential properties	$3,844	$3,844	$		$		$
Commercial properties	1,187	1,187		—		—		—
Commercial and industrial loans	2,653	2,653		—		—		—
Consumer	14	14		—		—		—
Total	$7,698	$7,698		$—		$—		$—

December 31, 2015:
Real estate loans:
Commercial properties	$5,925	$5,925		$590		$350		$30
Commercial and industrial loans	7,770	5,687		—		—		—
Consumer loans	114	76		—		—		—
Total	$13,809	$11,688		$590		$350		$30

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the:

	Nine months Ended September 30, 2016		Year Ended December 31, 2015
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$—	$—	$27	$2
Commercial properties	1,788	5	6,487	281
Commercial and industrial loans	1,600	19	7,850	394
Consumer loans	3	—	105	—
Total	$3,391	$24	$14,469	$677

There was no interest income recognized on a cash basis in either 2016 or 2015 on impaired loans.

NOTE 7: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	September 30, 2016		December 31, 2015
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$775,466	—	$299,794	—
Interest-bearing	175,782	0.436%	260,167	0.359%
Money market and savings	836,494	0.697%	492,015	0.531%
Certificates of deposits	550,995	0.587%	470,200	0.554%
Total	$2,338,737	0.420%	$1,522,176	0.404%

At September 30, 2016, of the $179.5 million of certificates of deposits of $250,000 or more, $174.3  million mature within one year and $5.2 million mature after one year. Of the $371.4 million of certificates of deposit of less than $250,000, $360.4 million mature within one year and $11.0 million mature after one year. At December 31, 2015, of the $149.2 million of certificates of

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 – UNAUDITED

deposits of $250,000 or more, $137.8 million mature within one year and $11.4 million mature after one year.  Of the $321 million of certificates of deposit of less than $250,000, $292.5 million mature within one year and $28.5 million mature after one year.

NOTE 8: BORROWINGS

At September 30, 2016, our borrowings consisted of $951 million of overnight FHLB advances. At December 31, 2015, our borrowings consisted of $796.0 million of overnight FHLB advances. The FHLB advances were paid in full in the early part of October 2016 and January 2016, respectively, and bore interest rates of 0.38% and 0.27%, respectively. Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of overnight borrowings during the first nine months of 2016 was $499 million, as compared to $353 million during all of 2015.

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

	Quarter Ended September 30, 2016		Quarter Ended September 30, 2015
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$9,675	$9,675	$2,762	$2,762

Basic common shares outstanding	16,257,008	16,257,008	12,623,924	12,623,924
Effect of contingent shares issuable		796		796
Effect of options and restricted stock		530,143		450,215
Diluted common shares outstanding		16,787,947		13,074,935

Earnings per share	$0.60	$0.58	$0.22	$0.21

Based on a weighted average basis, options to purchase 14,500 shares of common stock were excluded for the quarter ended September 30, 2015 because their effect would have been anti-dilutive.

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$16,786	$16,786	$8,330	$8,330

Basic common shares outstanding	16,132,112	16,132,112	9,534,056	9,534,056
Effect of contingent shares issuable		796		796
Effect of options and restricted stock		549,899		394,593
Diluted common shares outstanding		16,682,807		9,929,445

Earnings per share	$1.04	$1.01	$0.87	$0.84

Based on a weighted average basis, options to purchase 4,401 and 56,847 shares of common stock were excluded for the nine months ended September 30, 2016 and 2015, respectively, because their effect would have been anti-dilutive.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2016 – UNAUDITED

NOTE 10: SEGMENT REPORTING

For the quarter and nine months ended September 30, 2016 and 2015, the Company had two reportable business segments: Banking (FFB and FFIS) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Quarter ended September 30, 2016:
Interest income	$26,004	$—	$—	$26,004
Interest expense	2,841	—	—	2,841
Net interest income	23,163	—	—	23,163
Provision for loan losses	1,231	—	—	1,231
Noninterest income	9,923	5,319	(163)	15,079
Noninterest expense	16,134	4,697	705	21,536
Income (loss) before taxes on income	$15,721	$622	$(868)	$15,475

Quarter ended September 30, 2015:
Interest income	$17,108	$—	$—	$17,108
Interest expense	1,509	—	138	1,647
Net interest income	15,599	—	(138)	15,461
Provision for loan losses	570	—	—	570
Noninterest income	1,839	5,171	(142)	6,868
Noninterest expense	11,653	4,685	618	16,956
Income (loss) before taxes on income	$5,215	$486	$(898)	$4,803

	Banking	Wealth Management	Other	Total
Nine months ended September 30, 2016:
Interest income	$72,275	$—	$—	$72,275
Interest expense	7,830	—	—	7,830
Net interest income	64,445	—	—	64,445
Provision for loan losses	2,881	—	—	2,881
Noninterest income	11,505	15,917	(448)	26,974
Noninterest expense	43,746	14,536	2,521	60,803
Income (loss) before taxes on income	$29,323	$1,381	$(2,969)	$27,735

Nine months ended September 30, 2015:
Interest income	$45,259	$—	$—	$45,259
Interest expense	3,829	—	674	4,503
Net interest income	41,430	—	(674)	40,756
Provision for loan losses	1,473	—	—	1,473
Noninterest income	4,501	15,426	(435)	19,492
Noninterest expense	28,138	13,950	2,200	44,288
Income (loss) before taxes on income	$16,320	$1,476	$(3,309)	$14,487

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the quarter and nine months ended September 30, 2016 as compared to our results of operations in the quarter and nine months ended September 30, 2015; and our financial condition at September 30, 2016 as compared to our financial condition at December 31, 2015. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2015, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (“our 2015 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on March 15, 2016.

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

Adoption of new or revised accounting standards. For some accounting standards, we may elect to take advantage of the extended transition period afforded by the Jumpstart our Business Startups Act of 2012 (or “JOBS Act”), for the implementation of new or revised accounting standards. As a result, we may not be required to comply with new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies or we cease to be an “emerging growth” company as defined in the JOBS Act. As a result of this election, our financial statements may not be comparable to the financials statements of companies that comply with public company effective dates.

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

Recent Developments and Overview

We experienced strong growth during the first nine months of 2016 with loan originations of $1.3 billion and deposit growth of $817 million. Our assets under management (“AUM”) in Wealth Management increased $126 million during the first nine months of 2016. Revenues and income before taxes continue to increase as our investments in staffing and systems are resulting in higher levels of interest earnings assets.

A $7.2 million gain was realized on the sale of $265 million of loans secured by multifamily properties to Freddie Mac who securitized the loans as part of their small balance loan program. The agreement with Freddie Mac to sell these loans provided for changes in pricing based upon changes in rates on certain treasury swap indices. In an effort to reduce the interest rate risk associated with this agreement, we entered into a swap agreement. In conjunction with the finalization of pricing under the agreement, we closed out our swap position and paid $2.4 million, including fees, to counterparties under the swap agreement, and the pricing on the loan sale increased by $2.2 million.

As of September 30, 2016, we have $200 million of multifamily loans classified as loans held for sale as part of a future sale and securitization of these loans.

A $0.8 million reduction in taxes on income was realized in the third quarter as a result of the early adoption of ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Under this new standard, excess tax benefits and deficiencies resulting from the exercise of, or vesting of, stock awards are now recognized as income tax benefit or expense in the period in which they occur. For purposes of determining an annual effective tax rate, the excess tax benefits or deficiencies cannot be included but rather are required to be treated as discrete items in the period in which they occur. In addition, for diluted earnings per share calculations, excess tax benefits are no longer included in assumed proceeds when determining average diluted shares outstanding under the treasury stock method. As set forth in ASU 2016-09, we recognized the impact of these changes on a prospective basis and included any activity that occurred since January 1, 2016 in the results for the third quarter of 2016.

Results of Operations

Our net income for the quarter and nine months ending September 30, 2016 was $9.7 million and $16.8 million, respectively as compared to $2.8 million and $8.3 million for the corresponding periods in 2015. Income before taxes for the quarter and nine months ending September 30, 2016 was $15.5 million and $27.7 million, respectively, as compared to $4.8 million and $14.5 million for the corresponding periods in 2015. The effective tax rate, which was impacted by the adoption in the third quarter of 2016 of ASU 2016-09, was 39.5% and 42.5% for the nine month periods ending September 30, 2016 and 2015, respectively.

The primary sources of revenue for Banking are net interest income, fees from its deposits, trust and insurance services, fees charged for consulting and administrative services and certain loan fees. The primary source of revenue for Wealth Management is asset management fees assessed on the balance of AUM. Compensation and benefit costs, which represent the largest component of noninterest expense accounted for 57% and 76%, respectively, of the total noninterest expense for Banking and Wealth Management in the first nine months of 2016.

The following table shows key operating results for each of our business segments for the quarter ended September 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2016:
Interest income	$26,004	$—	$—	$26,004
Interest expense	2,841	—	—	2,841
Net interest income	23,163	—	—	23,163
Provision for loan losses	1,231	—	—	1,231
Noninterest income	9,923	5,319	(163)	15,079
Noninterest expense	16,134	4,697	705	21,536
Income (loss) before taxes on income	$15,721	$622	$(868)	$15,475
2015:
Interest income	$17,108	$—	$—	$17,108
Interest expense	1,509	—	138	1,647
Net interest income	15,599	—	(138)	15,461
Provision for loan losses	570	—	—	570
Noninterest income	1,839	5,171	(142)	6,868
Noninterest expense	11,653	4,685	618	16,956
Income (loss) before taxes on income	$5,215	$486	$(898)	$4,803

General. Consolidated income before taxes was $15.5 million for the third quarter of 2016 as compared to $4.8 million in the third quarter of 2015. The increase was the result of a $10.5 million increase in income before taxes for Banking and a $0.1 million increase in income before taxes for Wealth Management. The increase in Banking was due to higher net interest income and higher noninterest income which were partially offset by a higher provision for loan losses and higher noninterest expenses. The increase in Wealth Management for the third quarter of 2016 was higher than the third quarter of 2015 due to a $0.1 million increase in noninterest income. Corporate interest expense decreased by $0.1 million due to the payoff of a term note in 2015, while corporate noninterest expenses increased by $0.1 million.

The following table shows key operating results for each of our business segments for the nine months ended September 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2016:
Interest income	$72,275	$—	$—	$72,275
Interest expense	7,830	—	—	7,830
Net interest income	64,445	—	—	64,445
Provision for loan losses	2,881	—	—	2,881
Noninterest income	11,505	15,917	(448)	26,974
Noninterest expense	43,746	14,536	2,521	60,803
Income (loss) before taxes on income	$29,323	$1,381	$(2,969)	$27,735
2015:
Interest income	$45,259	$—	$—	$45,259
Interest expense	3,829	—	674	4,503
Net interest income	41,430	—	(674)	40,756
Provision for loan losses	1,473	—	—	1,473
Noninterest income	4,501	15,426	(435)	19,492
Noninterest expense	28,138	13,950	2,200	44,288
Income (loss) before taxes on income	$16,320	$1,476	$(3,309)	$14,487

General. Consolidated income before taxes for the first nine months of 2016 was $27.7 million as compared to $14.5 million for the first nine months of 2015. The increase was the result of a $13.0 million increase in income before taxes for Banking and a $0.3 million decrease in corporate expenses, which were partially offset by a $0.1 million decrease in earnings before taxes for Wealth Management. The increase in Banking was due primarily to higher net interest income and higher noninterest income which were partially offset by a higher provision for loans losses and higher noninterest expenses. The decrease in Wealth Management was due to higher noninterest expenses which were partially offset by higher noninterest income. Corporate interest expense decreased $0.7 million due to the payoff of a term note in 2015, while corporate noninterest expenses increased by $0.3 million.

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

	Quarter Ended September 30:
	2016			2015
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$2,357,956	$22,231	3.77%	$1,562,960	$15,634	4.00%
Securities	508,193	3,202	2.52%	190,107	1,107	2.33%
Fed funds, FHLB stock, and deposits	77,731	571	2.92%	49,917	367	2.91%
Total interest-earning assets	2,943,880	26,004	3.53%	1,802,984	17,108	3.79%

Noninterest-earning assets:
Nonperforming assets	8,794			2,553
Other	38,379			31,529
Total assets	$2,991,053			$1,837,066

Interest-bearing liabilities:
Demand deposits	$191,133	213	0.44%	$315,933	379	0.48%
Money market and savings	761,778	1,307	0.68%	310,962	452	0.58%
Certificates of deposit	568,068	906	0.63%	370,959	497	0.53%
Total interest-bearing deposits	1,520,979	2,426	0.63%	997,854	1,328	0.53%
Borrowings	362,576	415	0.46%	334,022	319	0.38%
Total interest-bearing liabilities	1,883,555	2,841	0.60%	1,331,876	1,647	0.49%

Noninterest-bearing liabilities:
Demand deposits	806,861			300,414
Other liabilities	18,578			10,492
Total liabilities	2,708,994			1,642,782
Shareholders’ equity	282,059			194,284
Total liabilities and equity	$2,991,053			$1,837,066

Net Interest Income		$23,163			$15,461

Net Interest Rate Spread			2.93%			3.30%

Net Yield on Interest-earning Assets			3.15%			3.43%

	Nine Months Ended September 30:
	2016			2015
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$2,143,315	$61,362	3.82%	$1,378,191	$41,097	3.98%
Securities	525,089	9,423	2.39%	154,538	2,744	2.37%
Fed funds, FHLB stock, and deposits	62,147	1,490	3.20%	41,837	1,418	4.53%
Total interest-earning assets	2,730,551	72,275	3.53%	1,574,566	45,259	3.83%

Noninterest-earning assets:
Nonperforming assets	6,682			1,724
Other	35,450			22,886
Total assets	$2,772,683			$1,599,176

Interest-bearing liabilities:
Demand deposits	$223,490	779	0.47%	$298,613	1,022	0.46%
Money market and savings	636,612	3,087	0.65%	236,699	1,030	0.58%
Certificates of deposit	509,790	2,328	0.61%	315,488	1,314	0.56%
Total interest-bearing deposits	1,369,892	6,194	0.60%	850,800	3,366	0.53%
Borrowings	499,191	1,636	0.44%	334,260	1,137	0.45%
Total interest-bearing liabilities	1,869,083	7,830	0.56%	1,185,060	4,503	0.51%

Noninterest-bearing liabilities:
Demand deposits	615,049			269,930
Other liabilities	15,573			10,075
Total liabilities	2,499,705			1,465,065
Shareholders’ equity	272,978			134,111
Total liabilities and equity	$2,772,683			$1,599,176

Net Interest Income		$64,445			$40,756

Net Interest Rate Spread			2.97%			3.33%

Net Yield on Interest-earning Assets			3.15%			3.45%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the quarter and nine months ended September 30, 2016, as compared to corresponding periods in 2015:

	Quarter Ended September 30, 2016 vs. 2015			Nine Months Ended September 30, 2016 vs. 2015
(dollars in thousands)	Increase (Decrease) due to:			Increase (Decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans	$7,525	$(928)	$6,597	$21,953	$(1,688)	$20,265
Securities	1,997	98	2,095	6,653	26	6,679
Fed funds, FHLB stock, and deposits	203	1	204	567	(495)	72
Total interest-earning assets	9,725	(829)	8,896	29,173	(2,157)	27,016
Interest paid on:
Demand deposits	(139)	(27)	(166)	(269)	26	(243)
Money market and savings	760	95	855	1,922	135	2,057
Certificates of deposit	306	103	409	879	135	1,014
Borrowings	23	73	96	537	(38)	499
Total interest-bearing liabilities	950	244	1,194	3,069	258	3,327
Net interest income	$8,775	$(1,073)	$7,702	$26,104	$(2,415)	$23,689

Net interest income increased 50% from $15.5 million in the third quarter of 2015, to $23.2 million in the third quarter of 2016 due primarily to a 63% increase in interest-earning assets, which was partially offset by a decrease in our net interest rate spread. The decrease in the net interest rate spread from 3.30% in the third quarter of 2015 to 2.93% in the third quarter of 2016 was due to a decrease in yield on total interest-earning assets and an increase in the cost of interest-bearing liabilities. The yield on interest-earning assets decreased from 3.79% to 3.53% due to an increase in the proportion of lower yielding securities to total interest-earning assets and a decrease in the yield on loans. The decrease in yield on loans was due to prepayments of higher yielding loans and the addition of loans at current market rates which are lower than the current yield on our loan portfolio. The increase in the cost of interest-bearing liabilities was due primarily to increased costs of borrowings related to higher rates on FHLB advances which were partially offset by the payoff of our higher cost term note in the third quarter of 2015. The average rate on FHLB advances increased from 0.22% in the third quarter of 2015 to 0.46% in the third quarter of 2016.

Net interest income increased 58% from $40.8 million in the first nine months of 2015, to $64.4 million in the first nine months of 2016 due to a 73% increase in interest-earning assets, which was partially offset by a decrease in our net interest rate spread. The decrease in the net interest rate spread from 3.33% in the first nine months of 2015 to 2.97% in the first nine months of 2016 was primarily due to a decrease in yield on total interest-earning assets and an increase in the cost of interest-bearing liabilities. The yield on interest-earning assets decreased from 3.83% to 3.53% due to an increase in the proportion of lower yielding securities to total interest-earning assets and a decrease in the yield on loans. The decrease in yield on loans was due to prepayments of higher yielding loans and the addition of loans at current market rates which are lower than the current yield on our loan portfolio. The increase in the cost of interest-bearing liabilities was due primarily to increased costs of borrowings related to higher rates on FHLB advances which were partially offset by the payoff of our higher cost term note in the third quarter of 2015. The average rate on FHLB advances increased from 0.20% in the first nine months of 2015 to 0.44% in the first nine months of 2016.

Provision for loan losses. The provision for loan losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For the quarter and nine months ended September 30, 2016, we recorded provisions for loan losses of $1.2 million and $2.9 million, respectively, as compared to $0.6 million and $1.5 million, respectively, for the quarter and nine months ended September 30, 2015. The increases in the provision for loan losses for the quarter and nine months ended September 30, 2016 as compared to the corresponding periods in 2015 reflects the increase in loan balances during the 2016 periods when compared to the 2015 periods.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the quarter and nine months ended September 30:

(dollars in thousands)	2016	2015
Quarter Ended September 30:
Trust fees	$799	$555
Consulting fees	145	243
Deposit charges	105	125
Gain on sale of loans	7,238	205
Gain on capital markets activities	997	—
Prepayment fees	210	503
Other	429	208
Total noninterest income	$9,923	$1,839
Nine Months Ended September 30:
Trust fees	$2,001	$1,755
Consulting fees	536	736
Deposit charges	348	315
Gain on sale of loans	7,238	205
Loss on capital markets activities	(1,043)	—
Prepayment fees	898	998
Other	1,527	492
Total noninterest income	$11,505	$4,501

Noninterest income for Banking increased from $1.8 million in the third quarter of 2015 to $9.9 million in the third quarter of 2016 due to a $7.2 million gain on the sale of loans and a $1.0 million gain on the sale of securities realized during the third quarter of 2016. The gain on sale of loans was realized on the sale of $265 million of loans secured by multifamily properties to Freddie Mac who securitized the loans as part of their small balance loan program. $2.2 million of this gain was related to a clause included in the agreement with Freddie Mac which provided for changes in pricing based upon changes in rates on certain treasury swap indices. During the third quarter of 2016, we decided to sell $64 million of mortgage backed securities that carried higher risks of prepayments, resulting in the gain on sale of securities.

Noninterest income for Banking increased from $4.5 million in the first nine months of 2015 to $11.5 million in the first nine months of 2016. This $7.0 million increase was due to the recognition of the following during the first nine months of 2016:  a $7.2 million gain on the sale of loans; $1.3 million gain on the sale of securities, $2.4 million of costs incurred to close out a swap and a $0.8 million increase in revenues related to our insurance agency operations. The gain on sale of loans was realized on the sale of $265 million of loans secured by multifamily properties to Freddie Mac who securitized the loans as part of their small balance loan program. The agreement with Freddie Mac to sell these loans provided for changes in pricing based upon changes in rates on certain treasury swap indices. In an effort to reduce the interest rate risk associated with this agreement, we entered into a swap agreement. In conjunction with the finalization of pricing under the agreement, we closed out our swap position and paid $2.4 million, including fees, to counterparties under the swap agreement, and the pricing on the loan sale increased by $2.2 million. During the first nine months of 2016, during favorable market conditions, we sold securities with less desirable features and higher prepayment risk to better position our securities portfolio. The increase in insurance agency revenues was due to a premium earned on a large life insurance policy and increasing revenues from our property and casualty activities which began operations in 2015.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial consulting services. The following table provides a breakdown of noninterest income for Wealth Management for the quarter and nine months ended September 30:

(dollars in thousands)	2016	2015
Quarter Ended September 30:
Asset management fees	$5,301	$5,146
Financial consulting fees	22	27
Other	(4)	(2)
Total noninterest income	$5,319	$5,171

Nine Months Ended September 30:
Asset management fees	$15,856	$15,360
Financial consulting fees	73	94
Other	(12)	(28)
Total noninterest income	$15,917	$15,426

Noninterest revenue for Wealth Management increased by $0.1 million in the third quarter of 2016 and $0.5 million during the first nine months of 2016 when compared to the corresponding periods in 2015 due to higher levels of AUM balances on which the asset management fees are calculated. AUM, which totaled $3.6 billion at September 30, 2016, increased by $126 million during the first nine months of 2016 as new account growth of $224 million and portfolio gains of $224 million were partially offset by net withdrawals and account terminations of $322 million.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the quarter and nine months ended September 30:

	Banking		Wealth Management
(dollars in thousands)	2016	2015	2016	2015
Quarter Ended September 30:
Compensation and benefits	$8,252	$7,084	$3,576	$3,508
Occupancy and depreciation	2,506	2,003	547	508
Professional services and marketing	2,797	900	421	388
Other expenses	2,579	1,666	153	281
Total noninterest expense	$16,134	$11,653	$4,697	$4,685

Nine Months Ended September 30:
Compensation and benefits	$24,887	$17,819	$11,068	$10,753
Occupancy and depreciation	7,072	4,910	1,619	1,445
Professional services and marketing	5,511	2,222	1,397	1,153
Other expenses	6,276	3,187	452	599
Total noninterest expense	$43,746	$28,138	$14,536	$13,950

The $4.5 million and $15.6 million increases in noninterest expense in Banking in the third quarter and first nine months of 2016, respectively, as compared to the corresponding periods in 2015 were due primarily to increases in staffing and costs associated with the Bank’s expansion, the growth of its balances of loans and deposits and costs associated with our property and casualty insurance agency operations which started during 2015. Compensation and benefits for Banking increased $1.2 million or 16% during the third quarter of 2016 as compared to the third quarter of 2015 as the number of full time equivalent employees (“FTE”) in Banking increased to 266.3 from 207.5 as a result of the increased staffing to support the growth in loans and deposits, a portion of which was offset by increased deferred costs relating to the higher loan originations. Compensation and benefits for Banking increased $7.1 million or 40% during the first nine months of 2016 as compared to the first nine months of 2015 as the number of FTE in Banking increased to 256.2 from 180.1 as a result of the acquisition of PRB, increased staffing to support the growth in loans and deposits and increased staffing for our property and casualty insurance agency operations. The increases in occupancy and depreciation, professional services and marketing and other expenses of $3.3 million and $8.5 million for the third quarter and nine months ended of 2016 were related to higher legal costs related to ongoing litigation matters, costs associated with our expansion into additional corporate space and opening of new offices, and costs related to the higher levels of loans and deposits, including FDIC insurance and customer service costs.

Noninterest expense in Wealth Management was relatively unchanged in the third quarter of 2016 as compared to the third quarter of 2015.  The $0.5 million increase for the first nine months of 2016 as compared to corresponding period in 2015 was primarily due to increased compensation costs related to an increase in FTE from 55.3 for the first nine months of 2015 to 59.1 for the first nine months of 2016.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
September 30, 2016:
Cash and cash equivalents	$496,725	$1,624	$(1,536)	$496,813
Securities AFS	542,703	—	—	542,703
Loans Held For Sale	200,002	—	—	200,002
Loans, net	2,295,229	—	—	2,295,229
FHLB Stock	25,677	—	—	25,677
Premises and equipment	4,546	671	125	5,342
Deferred taxes	9,495	481	180	10,156
REO	544	—	—	544
Goodwill and intangibles	2,232	—	—	2,232
Other assets	12,340	189	2,441	14,970
Total assets	$3,589,493	$2,965	$1,210	$3,593,668

Deposits	$2,365,210	$—	$(26,473)	$2,338,737
Borrowings	951,000	—	—	951,000
Intercompany balances	2,309	162	(2,471)	—
Other liabilities	10,761	2,356	3,520	16,637
Shareholders’ equity	260,213	447	26,634	287,294
Total liabilities and equity	$3,589,493	$2,965	$1,210	$3,593,668

December 31, 2015:
Cash and cash equivalents	$215,671	$5,682	$(5,605)	$215,748
Securities AFS	565,135	—	—	565,135
Loans, net	1,754,883	—	—	1,754,883
FHLB Stock	21,492	—	—	21,492
Premises and equipment	1,996	545	112	2,653
Deferred taxes	14,466	630	296	15,392
REO	4,036	—	—	4,036
Goodwill and Intangibles	2,416	—	—	2,416
Other assets	8,645	314	1,865	10,824
Total assets	$2,588,740	$7,171	$(3,332)	$2,592,579

Deposits	$1,569,932	$—	$(47,756)	$1,522,176
Borrowings	796,000	—	—	796,000
Intercompany balances	2,748	121	(2,869)	—
Other liabilities	9,309	2,634	2,724	14,667
Shareholders’ equity	210,751	4,416	44,569	259,736
Total liabilities and equity	$2,588,740	$7,171	$(3,332)	$2,592,579

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the first nine months of 2016, total assets for the Company and FFB increased by $1.0 billion. For FFB, during the first nine months of 2016, loans, including loans held for sale, and deposits increased $743 million and $795 million, respectively, cash and cash equivalents increased by $281 million, securities AFS decreased by $22 million and FHLB advances increased by $155 million.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased $281 million during the first nine months of 2016. Changes in cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2016:
US Treasury security	$300	$—	$—	$300
Agency mortgage-backed securities	489,233	9,749	(96)	498,886
Beneficial interest – FHLMC securitization	44,505	121	(1,109)	43,517
Total	$534,038	$9,870	$(1,205)	$542,703

December 31, 2015:
US Treasury security	$300	$—	$—	$300
FNMA and FHLB Agency notes	16,108	—	(95)	16,013
Agency mortgage-backed securities	538,269	909	(3,030)	536,148
Beneficial interest – FHLMC securitization	12,674	476	(476)	12,674
Total	$567,351	$1,385	$(3,601)	$565,135

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations.

During the first nine months of 2016, the $33 million decrease in amortized cost of AFS securities was primarily the result of the sale of $104 million of AFS securities and the collection of $61 million in principal payments which were partially offset by the purchase of $131 million of AFS securities.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yield is as follows as of September 30, 2016:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$—	$300	$—	$—	$300
Weighted average yield	—%	0.90%	—%	—%	0.90%

Estimated Fair Value:
US Treasury securities	$—	$300	$—	$—	$300

Agency mortgage backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests in FHLMC securitizations as of September 30, 2016 was 2.59%.

Loans. The following table sets forth our loans, by loan category, as of:

(dollars in thousands)	September 30, 2016	December 31, 2015
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$986,921	$627,311
Single family	576,886	533,257
Total real estate loans secured by residential properties	1,563,807	1,160,568
Commercial properties	459,703	358,791
Land and construction	20,034	12,320
Total real estate loans	2,043,544	1,531,679
Commercial and industrial loans	228,579	196,584
Consumer loans	34,248	37,206
Total loans	2,306,371	1,765,469
Premiums, discounts and deferred fees and expenses	2,458	14
Total	$2,308,829	$1,765,483

The $543 million increase in loans, including loans classified as held for sale, during the first nine months of 2016 was the result of loan originations and funding of existing credit commitments of $1.3 billion, offset by $311 million of payoffs and the transfer of $469 million of loans held for sale. Loans held for sale, which totaled $200 million as of September 30, 2016, are not included in the above table.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	September 30, 2016		December 31, 2015
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$775,466	—	$299,794	—
Interest-bearing	175,782	0.436%	260,167	0.359%
Money market and savings	836,494	0.697%	492,015	0.531%
Certificates of deposits	550,995	0.587%	470,200	0.554%
Total	$2,338,737	0.420%	$1,522,176	0.404%

During the first nine months of 2016 the weighted average rate of our interest-bearing deposits increased from 0.50% at December 31, 2015 to 0.63% at September 30, 2016, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits increased from 0.40% at December 31, 2015 to 0.42% at September 30, 2016, as the increase in the proportion of noninterest-bearing deposits, which increased from $300 million at December 31, 2015 to $775 million at September 30, 2016, partially offset the impacts of the increase in rates on interest-bearing deposits. The increase in the weighted average rate of our interest-bearing deposits was the result of increases in market rates, the use of higher than market promotional rates to attract new clients and our success in attracting higher balance accounts which generally bear higher interest rates.

The growth in deposits was due primarily to the organic growth in deposits from our specialty deposit group and our branch offices.

The maturities of our Certificates of deposit of $100,000 or more were as follows as of September 30, 2016:

(dollars in thousands)

3 months or less	$149,731
Over 3 months through 6 months	45,895
Over 6 months through 12 months	70,579
Over 12 months	13,984
Total	$280,189

FFB utilizes third party programs called CDARs and ICS which allows FFB to transfer funds of its clients in excess of the FDIC insurance limit (currently $250,000) to other institutions in exchange for an equal amount of funds from clients of these other institutions. This has allowed FFB to provide FDIC insurance coverage to its clients. Under certain regulatory guidelines, these deposits are considered brokered deposits. From time to time, the Bank will utilize brokered deposits as a source of funding. As of September 30, 2016 the Bank held $370.1 million of deposits which are classified as brokered deposits, including $109.7 million of CDARs and ICS reciprocal deposits.

Borrowings. At September 30, 2016 and December 31, 2015, our borrowings consisted of $951 million and $796 million, respectively, in overnight FHLB advances. The FHLB advances were paid in full in the early parts of October, 2016 and January, 2016, respectively. Because FFB utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of overnight borrowings during the first nine months of 2016 was $499 million, as compared to $312 million during the first nine months of 2015. The weighted average interest rate on these overnight borrowings was 0.44% for the first nine months of 2016, as compared to 0.20% during 2015. The maximum amount of overnight borrowings outstanding at any month-end during the first nine months of 2016 and 2015 was $951 million and $660 million, respectively.

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

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
September 30, 2016:
Real estate loans:
Residential properties	$—	$—	$—	$4,021	$4,021	$1,559,786	$1,563,807
Commercial properties	1,363	—	780	1,187	3,330	456,373	459,703
Land and construction	—	—	—	—	—	20,034	20,034
Commercial and industrial loans	4,145	5	3,136	4,184	11,470	217,109	228,579
Consumer loans	18	—	—	14	32	34,216	34,248
Total	$5,526	$5	$3,916	$9,406	$18,853	$2,287,518	$2,306,371

Percentage of total loans	0.24%	—%	0.17%	0.41%	0.82%

December 31, 2015:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$1,160,568	$1,160,568
Commercial properties	1,232	—	793	1,552	3,577	355,214	358,791
Land and construction	—	—	—	—	—	12,320	12,320
Commercial and industrial loans	2,425	1,639	5,713	2,509	12,286	184,298	196,584
Consumer loans	1,010	—	1,991	75	3,076	34,130	37,206
Total	$4,667	$1,639	$8,497	$4,136	$18,939	$1,746,530	$1,765,469

Percentage of total loans	0.26%	0.09%	0.48%	0.23%	1.07%

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	September 30, 2016			December 31, 2015
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial and industrial	$403	$3,936	$4,339	$—	$344	$344

The following is a breakdown of our loan portfolio by the risk category of loans as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
September 30, 2016:
Real estate loans:
Residential properties	$1,556,117	$3,846	$—	$3,844	$1,563,807
Commercial properties	456,548	—	1,968	1,187	459,703
Land and construction	20,034	—	—	—	20,034
Commercial and industrial loans	207,574	1,913	16,439	2,653	228,579
Consumer loans	34,234	—	—	14	34,248
Total	$2,274,507	$5,759	$18,407	$7,698	$2,306,371

December 31, 2015:
Real estate loans:
Residential properties	$1,159,029	$1,539	$—	$—	$1,160,568
Commercial properties	351,988	174	354	6,275	358,791
Land and construction	11,180	—	1,140	—	12,320
Commercial and industrial loans	180,755	4,977	5,165	5,687	196,584
Consumer loans	37,130	—	—	76	37,206
Total	$1,740,082	$6,690	$6,659	$12,038	$1,765,469

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

In 2012 and in 2015, we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	September 30, 2016	December 31, 2015
Outstanding principal balance:
Loans secured by real estate:
Commercial properties	$298	$533
Land	—	1,616
Total real estate loans	298	2,149
Commercial and industrial loans	6,191	6,787
Consumer loans	5	14
Total loans	6,494	8,950
Unaccreted discount on purchased credit impaired loans	(1,625)	(2,291)
Total	$4,869	$6,659

 Allowance for Loan Losses. The following table summarizes the activity in our ALLL for the periods indicated:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter ended September 30, 2016:
Real estate loans:
Residential properties	$5,353	$951	$—	$—	$6,304
Commercial properties	1,887	572	—	169	2,628
Land and construction	272	(70)	—	—	202
Commercial and industrial loans	4,139	31	—	—	4,170
Consumer loans	549	(253)	—	—	296
Total	$12,200	$1,231	$—	$169	$13,600

Nine months ended September 30, 2016:
Real estate loans:
Residential properties	$6,799	$(495)	$—	$—	$6,304
Commercial properties	1,813	696	(50)	169	2,628
Land and construction	103	99	—	—	202
Commercial and industrial loans	1,649	2,521	—	—	4,170
Consumer loans	236	60	—	—	296
Total	$10,600	$2,881	$(50)	$169	$13,600
Year ended December 31, 2015:
Real estate loans:
Residential properties	$6,546	$253	$—	$—	$6,799
Commercial properties	1,499	624	(310)	—	1,813
Land and construction	67	36	—	—	103
Commercial and industrial loans	1,897	1,665	(1,913)	—	1,649
Consumer loans	141	95	—	—	236
Total	$10,150	$2,673	$(2,223)	$—	$10,600

Excluding the loans acquired in acquisitions, our ALLL represented 0.59%, and 0.61% of total loans outstanding as of September 30, 2016 and December 31, 2015, respectively.

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

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
September 30, 2016:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,304	$—	$6,304	$148
Commercial properties	—	2,628	—	2,628	149
Land and construction	—	202	—	202	3
Commercial and industrial loans	—	4,170	—	4,170	161
Consumer loans	—	296	—	296	20
Total	$—	$13,600	$—	$13,600	$481
Loans:
Real estate loans:
Residential properties	$3,844	$1,559,963	$—	$1,563,807	$13,472
Commercial properties	1,187	458,334	182	459,703	24,982
Land and construction	—	20,034	—	20,034	436
Commercial and industrial loans	2,653	221,238	4,688	228,579	24,157
Consumer loans	14	34,234	—	34,248	1,477
Total	$7,698	$2,293,803	$4,870	$2,306,371	$64,524

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
December 31, 2015:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,799	$—	$6,799	$127
Commercial properties	30	1,783	—	1,813	363
Land and construction	—	103	—	103	42
Commercial and industrial loans	—	1,649	—	1,649	187
Consumer loans	—	236	—	236	13
Total	$30	$10,570	$—	$10,600	$732
Loans:
Real estate loans:
Residential properties	$—	$1,160,568	$—	$1,160,568	$7,747
Commercial properties	6,275	352,162	354	358,791	43,287
Land and construction	—	11,180	1,140	12,320	4,267
Commercial and industrial loans	5,687	185,732	5,165	196,584	28,231
Consumer loans	76	37,130	—	37,206	1,761
Total	$12,038	$1,746,772	$6,659	$1,765,469	$85,293

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in an acquisition  that were not classified as purchased credit impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balances of the related loans. The unaccreted credit component discount is equal to 0.75% and 0.86% of the stated principal balances of these loans as of September 30, 2016 and December 31, 2015, respectively. In addition to this unaccreted credit component discount, an additional $0.4 million and $0.3 million of the ALLL were provided for these loans as of September 30, 2016 and December 31, 2015, respectively.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of shares by FFI. The remaining balances of our lines of credit available to draw down totaled $431 million at September 30, 2016.

Cash Flows Provided by Operating Activities. During the nine months ended September 30, 2016, operating activities provided net cash of $13.7 million, comprised primarily of our net income of $16.8 million, and $5.7 million of non-cash charges, including provisions for loan losses, stock based compensation expense, depreciation and amortization and deferred income tax provision, offset partially by $8.5 gains on sales of loans and securities and a $1.4 million increase in other assets. During the nine months ended September 30, 2015, operating activities provided net cash of $7.3 million, comprised primarily of our net income of $8.3 million, and $2.9 million of non-cash charges, including provisions for loan losses, stock based compensation expense, bonus and other accruals, and depreciation and amortization, offset partially by a $2.1 million increase in other assets.

Cash Flows Used in Investing Activities. During the nine months ended September 30, 2016, investing activities used net cash of $708 million, primarily to fund a $1 billion net increase in loans and $131 million of securities purchases, offset partially by $270 million in cash received from the sale of loans and $165 million in cash received in proceeds from the sale, principal collection, and maturities of securities. During the nine months ended September 30, 2015, investing activities used net cash of $583 million, primarily to fund a $403 million net increase in loans and $225 million of securities purchases, offset partially by $38 million in cash received as a result of our acquisition of PRB.

Cash Flow Provided by Financing Activities. During the nine months ended September 30, 2016, financing activities provided net cash of $975 million, consisting primarily of a net increase of $817 million in deposits, and a $155 million increase in FHLB advances. During the nine months ended September 30, 2015, financing activities provided net cash of $752 million, consisting primarily of a net increase of $239 million in deposits, proceeds of $136 million from the sale of stock, and a $397 million increase in FHLB advances.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio, the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2016 and December 31, 2015, our consolidated loan-to-deposit ratios were 107% and 116%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of September 30, 2016:

(dollars in thousands)
Commitments to fund new loans	$60,807
Commitments to fund under existing loans, lines of credit	198,443
Commitments under standby letters of credit	6,187

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of September 30, 2016, the Bank was obligated on $129.0 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $111.0 million of deposits from the State of California.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
September 30, 2016
CET1 capital ratio	$277,456	13.52%	$92,318	4.50%
Tier 1 leverage ratio	277,456	9.28%	119,589	4.00%
Tier 1 risk-based capital ratio	277,456	13.52%	123,091	6.00%
Total risk-based capital ratio	291,566	14.21%	164,121	8.00%

December 31, 2015
CET1 capital ratio	$256,007	17.44%	66,072	4.50%
Tier 1 leverage ratio	256,007	11.81%	$86,736	4.00%
Tier 1 risk-based capital ratio	256,007	17.44%	88,096	6.00%
Total risk-based capital ratio	267,027	18.19%	117,461	8.00%

FFB
September 30, 2016
CET1 capital ratio	$249,751	12.20%	$92,106	4.50%	$133,042	6.50%
Tier 1 leverage ratio	249,751	8.37%	119,385	4.00%	149,232	5.00%
Tier 1 risk-based capital ratio	249,751	12.20%	122,808	6.00%	163,744	8.00%
Total risk-based capital ratio	263,861	12.89%	163,744	8.00%	204,680	10.00%

December 31, 2015
CET1 capital ratio	$206,341	14.10%	$65,872	4.50%	$95,148	6.50%
Tier 1 leverage ratio	206,341	9.54%	86,543	4.00%	108,179	5.00%
Tier 1 risk-based capital ratio	206,341	14.10%	87,829	6.00%	117,106	8.00%
Total risk-based capital ratio	217,361	14.85%	117,106	8.00%	146,382	10.00%

As of each of the dates set forth in the above table, the Company (on a consolidated basis) exceeded the minimum required capital ratios applicable to it and FFB (on a stand-alone basis) qualified as a well-capitalized depository institution under the capital adequacy guidelines described above.

As of September 30, 2016, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $117 million for the CET-1 capital ratio, $101 million for the Tier 1 leverage ratio, $86 million for the Tier 1 risk-based capital ratio and $59 million for the Total risk-based capital ratio. No conditions or events have occurred since September 30, 2016 which we believe have changed FFI’s or FFB’s capital adequacy classifications from those set forth in the above table.

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

During the nine months of 2016, and during the entirety of 2015, FFI made cash capital contributions to FFB of $25.0 million and $76.5 million, respectively. As of September 30, 2016, FFI had $26.9 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

We did not pay dividends in 2016 or 2015 and we have no plans to pay dividends at least for the foreseeable future. Instead, it is our intention to retain internally generated cash flow to support our growth. Moreover, the payment of dividends is subject to certain regulatory restrictions.

We had no material commitments for capital expenditures as of September 30, 2016.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30 2016, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: November 8, 2016	By:	/s/ JOHN M. MICHEL
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

101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Furnished and not filed.

E-1