Form 10-K
period 2016-12-31
First Foundation Inc.
filed 2017-03-15
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 30, 2016, the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the NASDAQ Global Stock Market as of the close of business on June 30, 2016, was approximately $261 million.

As of March 10, 2017, there were 32,893,491 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FIRST FOUNDATION INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2016

i

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are those that predict or describe future events or trends or that do not relate solely to historical matters. However, our actual results and financial performance in the future will be affected by known and currently unknown risks, uncertainties and other factors that may cause our actual results or financial performance in the future to differ materially from the results or financial performance that may be expressed, predicted or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, those set forth below in Item 1A Risk Factors, and readers of this report are urged to read the cautionary statements contained in that section of this report. In some cases, you can identify forward-looking statements by words like “may,” “will,” “should,” “could,” “believes,” “intends,” “expects,” “anticipates,” “plans,” “estimates,” “predicts,” “potential,” “project” and “continue” and similar expressions. Readers of this report are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the respective dates on which such statements were made and which are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.

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

Overview

Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” and “us” refer to First Foundation Inc., a Delaware corporation, (“FFI” or the “Company”) and its consolidated subsidiaries, First Foundation Advisors (“FFA”) and First Foundation Bank (“FFB” or “Bank”), and FFB’s wholly owned subsidiaries, First Foundation Insurance Services (“FFIS”) and Blue Moon Management, LLC.

We are a California based financial services company that provides a comprehensive platform of personalized financial services to individuals, businesses and other organizations. Our integrated platform provides investment advisory and wealth management services, banking products and services, trust services, life and property and casualty insurance services to effectively and efficiently meet the financial needs of our clients. As part of our lending activities, we have established a platform that offers loans to individuals and entities that own and operate multifamily residential and commercial real estate properties. In addition, we provide business banking products and services to small to moderate-sized businesses and professional firms, and consumer banking products and services to individuals and families. As of December 31, 2016, we had $3.6 billion of assets under management (or AUM), $4.0 billion of total assets, $2.6 billion of loans and $2.4 billion of deposits. Our investment advisory and wealth management, trust and insurance services provide us with substantial, fee-based, recurring revenues, such that in 2016, our non-interest income was 28% of our total revenues.

Our strategy is focused on expanding our strong and stable client relationships by delivering high quality, coordinated  products and services. We are able to maintain a client-focused approach by recruiting and retaining experienced and qualified staff.

We intend to continue to grow our business by (i) cross-selling our services among our wealth management and banking clients; (ii) obtaining new client referrals from existing clients, attorney and accountant referral sources and through referral agreements with asset custodial firms; (iii) marketing our services directly to prospective new clients; (iv) adding experienced relationship managers, commercial bankers and commercial real estate (“CRE”) loan producers who may have established client relationships that we can serve; (v) establishing de novo offices in select markets, both within and outside our existing market areas; and (vi) making opportunistic acquisitions of complementary businesses.

Our broad range of financial products and services are more consistent with those offered by larger financial institutions, while our high level of personalized service, accessibility and responsiveness to our clients are more typical of the services offered by boutique investment advisory and wealth management firms and community banks. We believe this combination of an integrated platform of comprehensive financial services and products and personalized and responsive service differentiates us from many of our competitors and has contributed to the growth of our client base and our business.

As a bank holding company, we are subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the FRB. FFB ia a California state chartered bank that commenced operations in 2007. It is subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Business Oversight (“DBO”). FFB also is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which provides it with a source of funds in the form of short-term and long-term borrowings. FFA is a California corporation that began operating as a fee-based registered investment advisor under the Investment Advisers Act of 1940, (“Investment Advisers Act”) in 1990, and is subject to regulation by the Securities and Exchange Commission, (“SEC”), under that Act.

On October 28, 2015, FFI changed its state of incorporation from California to Delaware. Other than the change in corporate domicile, the reincorporation did not result in any change in the business, physical location, management, assets, liabilities or total shareholders’ equity of the Company, nor did it result in any change in location of the Company’s employees, including the Company’s management. Additionally, the reincorporation did not alter any stockholder’s percentage ownership interest or number of shares owned in the Company.

Overview of Our Banking Business

FFB is engaged in offering a broad range of personal and business banking products and services and trust services to its clients, including individuals, small to moderate sized businesses and professional firms. Its banking products and services for individuals include a variety of deposit products, including personal checking, savings and money market deposits and certificates of deposit, single family real estate loans, and consumer loans and online banking services. FFB’s business banking products and services include multifamily and commercial real estate loans, commercial term loans and lines of credit, transaction and other deposit accounts, online banking, mobile banking and enhanced business services. FFIS was established to provide life, property and casualty agency insurance services as part of the platform of financial products and services. Clients are obtained through relationships/referrals from existing client relationships, FFI clients and newly generated clients via prospecting. At December 31, 2016, FFB had $4.0 billion of total assets, $2.6 billion of loans and $2.4 billion of deposits. FFB’s operations comprise the banking, trust and insurance segments of our business.

Overview of Our Investment Advisory and Wealth Management Business

FFA is a fee-based investment advisor which provides investment advisory and wealth management services primarily to high net-worth individuals, their families and their family businesses, and other affiliated organizations. FFA strives to provide its clients with a high level of personalized service by its staff of experienced relationship managers. As of December 31, 2016, FFA had $3.6 billion of AUM. FFA’s operations comprise the investment advisory and wealth management segments of our business.

Relationship Managers, Commercial Bankers and CRE Loan Producers

Our operating strategy has been to build strong and stable long-term client relationships, one at a time, by delivering high quality, coordinated investment advisory and wealth management services, banking products and services, trust and insurance services. The success of this strategy is largely attributable to our experienced and high quality client relationship managers, commercial bankers and CRE loan producers. The primary role of our relationship managers, commercial bankers and CRE loan producers, in addition to attracting new clients, is to develop and maintain a strong relationship with their clients and to coordinate the services we provide to their clients. We believe we can continue to attract and retain experienced and client-focused relationship managers, commercial bankers and CRE loan producers.

Banking Products and Services

Through FFB, we offer a wide range of loan products, deposit products, business and personal banking services and trust services. Our loan products are designed to meet the credit needs of our clients in a manner that, at the same time, enables us to effectively manage the credit and interest rate risks inherent in our lending activities. Loan products include commercial lending and commercial real estate lending, predominantly on multifamily properties. Deposits represent our principal source of funds for making loans and investments and acquiring other interest-earning assets. The yields we realize on our loans and other interest-earning assets and the interest rates we pay to attract and retain deposits are the principal determinants of our banking revenues. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Annual Report on Form 10-K.

Our lending activities serve the credit needs of individuals, owners of multifamily and commercial real estate properties, small to moderate size businesses and professional firms in our market areas. As a result we offer a variety of loan products consisting of multifamily and single family residential real estate loans, commercial real estate loans, commercial term loans and lines of credit, and consumer loans. We handle substantially all of our loan processing, underwriting and servicing at our administrative office in Irvine, California.

The following table sets forth information regarding the types of loans that we make, by amounts and as a percentage of our total loans outstanding at December 31:

	2016		2015
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Recorded Investment balance:
Loans secured by real estate:
Residential properties:
Multifamily	$1,178,003	46.2%	$627,311	35.5%
Single family	602,886	23.6%	533,257	30.2%
Total loans secured by residential properties	1,780,889	69.8%	1,160,568	65.7%
Commercial properties	476,959	18.7%	358,791	20.3%
Land	24,100	0.9%	12,320	0.7%
Total real estate loans	2,281,948	89.4%	1,531,679	86.7%
Commercial and industrial loans	237,941	9.3%	196,584	11.1%
Consumer loans	32,127	1.3%	37,206	2.2%
Total loans	$2,552,016	100.0%	$1,765,469	100.0%

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

Commercial Real Estate Loans - Owner Occupied: Owner occupied commercial real estate loans are generally made to businesses that have demonstrated a history of profitable operations. To qualify for such loans, prospective borrowers generally must have operating cash flow sufficient to meet their obligations as they become due, and good payment histories. Our commercial real estate loans are secured by first trust deeds on nonresidential real property. These loans generally are adjustable rate loans with interest rates tied to a variety of independent indexes; although in some cases these loans have fixed interest rates for periods ranging from 3 to 10 years and adjust thereafter based on an applicable index. These loans generally have terms of 10 years, interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, loan-to-value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates, cap rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require personal guarantees from the owners of the entities to which we make such loans.

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

Equipment financing: We offer equipment financing to provide financing solutions to third party originators, including equipment brokers, lessors and other referral sources. A majority of the equipment financing business is small in nature, typically averaging below $250,000, has terms ranging from 3 to 7 years, carry fixed rates and are secured by the underlying equipment and the operations of the borrower.

Small Business Lending and USDA Lending: The Bank is approved as a Small Business Administration (“SBA”) lender and as a U>S> Department of Agriculture (“USDA”) lender. The Bank uses both the SBA and USDA lending programs to serve existing clients and potential new clients. As government guaranteed programs, the Bank is required to comply with underwriting guidelines and terms and conditions set forth under the related programs.

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

	2016			2015
(dollars in thousands)	Amount	% of Total	Weighted Average Rate	Amount	% of Total	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$661,781	27.3%	—	$299,794	19.7%	—
Interest-bearing	194,274	8.0%	0.471%	260,167	17.1%	0.359%
Money market and savings	941,344	38.8%	0.677%	492,015	32.3%	0.531%
Certificates of deposits	629,396	25.9%	0.589%	470,200	30.9%	0.554%
Total	$2,426,795	100.0%	0.453%	$1,522,176	100.0%	0.404%

As of December 31, 2016, our 8 largest bank depositors accounted for, in the aggregate, 30% of our total deposits. See Item 1A—Risk Factors.

Trust Services: FFB is licensed to provide trust services to clients in California, Nevada and Hawaii. Those services, which consist primarily of the management of trust assets, complement the investment advisory and wealth management services that FFA offers to our clients and, as a result, provide us with cross-selling opportunities. Additionally, trust service fees provide an additional source of noninterest income for us. At December 31, 2016, trust AUM totaled $512 million.

Insurance Services: Through FFIS, we offer life and property and casualty insurance products provided by unaffiliated insurance carriers from whom we collect a brokerage fee.

Wealth Management Products and Services

FFA is a fee-based investment advisor which provides investment advisory and wealth management services primarily for high net-worth individuals and their families, family businesses and other affiliated organizations (including public and closely-held corporations, family foundations and private charitable organizations). FFA provides high net-worth clients with personalized services designed to enable them to reach their personal and financial goals by coordinating FFA’s investment advisory and wealth management services with risk management and estate and tax planning services that are provided by outside service providers, for which FFA does not receive commissions or referral fees. FFA’s clients benefit from certain cost efficiencies available to institutional managers, such as block trading, access to institutionally priced no-load mutual funds, ability to seek competitive bid/ask pricing for bonds, low transaction costs and management fees charged as a percentage of the assets managed, with tiered pricing for larger accounts.

FFA’s investment advisory and wealth management team strives to create diversified investment portfolios for its clients that are individually designed, monitored and adjusted based on the discipline of fundamental investment analysis. FFA focuses on creating investment portfolios that are commensurate with a client’s objectives, risk preference and time horizon, using traditional investments such as individual stocks and bonds and mutual funds. FFA also provides comprehensive and ongoing advice and coordination regarding estate planning, retirement planning, charitable and business ownership issues, and issues faced by executives of publicly-traded companies.

AUM at FFA has grown at a compound annual growth rate of 14% over the five year period ending December 31, 2016. Changes in our AUM reflects additions from new clients, the gains or losses recognized from investment results, additional funds received from existing clients, withdrawals of funds by clients, and terminations.

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

Competition

The banking and investment advisory and wealth management businesses in California, Nevada and Hawaii, generally, and in our market areas, in particular, are highly competitive. A relatively small number of major national and regional banks, operating over wide geographic areas, including Wells Fargo, JP Morgan Chase, US Bank, Comerica, Union Bank and Bank of America, dominate our banking markets. Those banks, or their affiliates, may also offer investment advisory and wealth management services. We also compete with large, well known banking and wealth management firms, including City National, First Republic, Northern Trust and Boston Private. Those banks and investment advisory and wealth management firms generally have much greater financial and capital resources than we do and as a result of their ability to conduct extensive advertising campaigns and their relatively long histories of operations in our markets, are generally better known than us. In addition, by virtue of their greater total capitalization, the large banks have substantially higher lending limits than we do, which enables them to make much larger loans and to offer loan products that we are not able to offer to our clients.

We compete with these much larger banks and investment advisory and wealth management firms primarily on the basis of the personal and “one-on-one” service that we provide to our clients, which many of these competitors are unwilling or unable to provide, other than to their wealthiest clients, due to costs involved or their “one size fits all” approaches to providing financial services to their clients. We believe that our principal competitive advantage is our ability to offer our services through one integrated platform, enabling us to provide our clients with the efficiencies and benefits of dealing with a cohesive group working together to assist our clients to meet their personal investment and financial goals. We believe that only the largest financial institutions in our area provide similar integrated platforms of products and services, which they sometimes reserve for their wealthiest and institutional clients. In addition, while we also compete with many local and regional banks and numerous local and regional investment advisory and wealth management firms, we believe that only a very few of these banks offer investment advisory or wealth management services and that a very few of these investment advisory and wealth management firms offer banking services and, therefore, these competitors are not able to provide such an integrated platform of comprehensive financial services to their clients. This enables us to compete effectively for clients who are dissatisfied with the level of service provided at larger financial institutions, yet are not able to receive an integrated platform of comprehensive financial services from other regional or local financial services organizations.

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

According to current FRB regulations implementing the Modernization Act, activities that are financial in nature and may be engaged in by financial holding companies, through their non-bank subsidiaries, include:

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

Imposition of New Capital Standards on Bank Holding Companies.  The Dodd-Frank Act required the Federal Reserve to apply consolidated capital requirements to bank holding companies that are no less stringent than those currently applied to insured depository institutions, such as FFB.  The Federal Reserve implemented this requirement by its adoption of the new Basel III capital rules.  See “First Foundation Bank — New Basel III Capital Rules” below.

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

The Volcker Rule.  Pursuant to the Dodd-Frank Act, the Federal Reserve and the FDIC have adopted regulations, which became effective on April 1, 2014, to implement the “Volcker Rule” which prohibits insured depository institutions and companies affiliated with insured depository institutions (“banking organizations”) from engaging in short-term proprietary trading of certain securities, derivatives, commodity futures, and options on these instruments, for their own account.  Those regulations also impose limits on the investments that banking organizations may make in, and other relationships that banking organizations may have with, hedge funds or private equity funds.  Certain collateralized debt obligations backed by trust preferred securities have been exempted from those prohibitions due to concerns that many community banks would otherwise have been required to recognize significant losses on such obligations and securities.

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

Neither the Company nor FFB held any investment positions at December 31, 2016 that were subject to these regulations.  Therefore, these regulations have not required us to make any material changes in our operations or businesses.

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

Moreover, if an insured bank has been determined by its federal banking regulatory agency to be a “troubled” institution, it may not make or agree to make any change in control payments to its directors, officers, employees or other “institution-affiliated parties”, or appoint any new executive officer or director, without first obtaining the approval of its federal banking regulatory agency to do so.

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

Sarbanes-Oxley Act of 2002

The Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”) was enacted into law on July 30, 2002.  The primary purposes of the Sarbanes-Oxley Act were to strengthen (i) the oversight of public accounting firms that audit, and (ii) the corporate governance policies and practices of, companies the common stock or other equity securities of which are publicly traded.  The Sarbanes-Oxley Act granted authority, primarily to the SEC, to adopt rules for implementing that Act.  Among other things, the Sarbanes-Oxley Act:

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

Various requirements and restrictions under Federal and California banking laws affect the operations of FFB. These laws and the implementing regulations can determine the extent of supervisory control to which a bank will be subject by its federal and state bank regulators. These laws and regulations cover most aspects of a bank’s operations, including:

•	the reserves a bank must maintain against deposits and for possible loan losses and other contingencies;
•	the types of and limits on loans and investments that a bank may make;
•	the borrowings that a bank may incur;
•	the opening of branch offices;
•	the rate at which it may grow its assets and business;
•	the acquisition and merger activities of a bank;
•	the amount of dividends that a bank may pay; and
•	the capital requirements that a bank must satisfy.

If, as a result of an examination of a federally regulated bank, its federal banking regulatory agency, such as the FDIC, were to determine that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of the bank’s operations had become unsatisfactory or that the bank or its management was in violation of any law or regulation, that agency would have the authority to take a number of different remedial actions as it deems appropriate under the circumstances.  These actions include the power:

•	to enjoin any “unsafe or unsound” banking practices;
•	to require that affirmative action be taken to correct any conditions resulting from any violation of law or unsafe or unsound practice;
•	to issue an administrative order that can be judicially enforced against the bank;
•	to require the bank to increase its capital;
•	to restrict the bank’s growth;
•	to assess civil monetary penalties against the bank or its officers or directors;

•	to remove officers and directors of the bank; and
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

Federal Home Loan Bank System

FFB is a member of the FHLB. Among other benefits, each regional Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its member banks. Each regional Federal Home Loan Bank is financed primarily from the sale of consolidated obligations of the overall Federal Home Loan Bank system. As an FHLB member, FFB is required to own a certain amount of capital stock in the FHLB. At December 31, 2016, FFB was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members.

Federal Reserve Board Deposit Reserve Requirements

The FRB requires all federally-insured depository institutions to maintain reserves at specified levels against their transaction accounts.  At December 31, 2016, FFB was in compliance with these requirements.

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

•	compare problem loans and other problem asset totals to capital;
•	take appropriate corrective action to resolve problem loans and other problem assets;
•	consider the size and potential risks of material asset concentrations; and
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

•

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

•	“undercapitalized” if it had a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 4.0% and a Tier 1 leverage ratio of less than 4.0%;
•	“significantly undercapitalized” if it had a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 3.0%, or a Tier 1 leverage ratio of less than 3.0%; and
•	“critically undercapitalized” if its tangible equity was equal to or less than 2.0% of average quarterly tangible assets.

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

As of January 1, 2017, the above ratios (other than the leverage ratio) were increased by 0.625% to 5.75%, 7.25% and 9.25%, respectively.  When fully phased in on January 1, 2019, the New Capital Rules also will require the Company and FFB, as well as most other bank holding companies and banks, to maintain a 2.5% “capital conservation buffer,” on top of the minimum risk-weighted asset ratios set forth in the above table.  This capital conservation buffer will have the effect of increasing (i) the CET-1-to-risk-weighted asset ratio to 7.0%, (ii) the Tier 1 capital-to-risk-weighted asset ratio to 8.5%, and (iii) the Total capital-to-risk weighted asset ratio to 10.5%.

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

The Deposit Insurance Fund and FDIC Deposit Insurance Premiums

The FDIC insures the deposits of the customers of all FDIC insured depository institutions up to prescribed limits for each depositor through a DIF, from which it makes deposit insurance payments to depositors of failed depository institutions and from which it funds the costs incurred and against which it charges the losses sustained in connection with the closure or other resolution of those institutions.  Due to higher levels of bank failures resulting from the recent recession and credit crisis, the insurance payments and the resolution costs increased significantly and largely depleted the DIF.  In order to restore the DIF to a statutorily mandated minimum of 1.35% of total deposits which it insures (as compared to 1.15% prior to Dodd-Frank), the FDIC has increased deposit insurance premium rates.  The FDIC uses a risk-based system to determine a depository institution’s insurance premium rate based on the institution’s classification.  Institutions assigned to higher risk classifications (that is, institutions that pose a higher risk of loss to the DIF) pay premiums at higher rates than institutions that pose a lower risk.  A depository institution’s risk classification is assigned based primarily on its capital levels and the level of supervisory concern which the institution poses to the DIF.  The FDIC also has the authority, under certain circumstances, to further increase the insurance premium rates of depository institutions.  Any increase in FDIC insurance premiums assessed on FFB in the future would increase our noninterest expense and thereby reduce our profitability.

Additionally, all FDIC-insured institutions are required to pay assessments to the FDIC to fund interest payments on bonds issued by the Financing Corporation (“FICO”), an agency of the Federal government established to recapitalize the predecessor to the DIF. The FICO assessment rates, which are determined quarterly, averaged 0.075% of insured deposits in fiscal 2016.  These assessments will continue until the FICO bonds mature in 2017.

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

USA Patriot Act of 2001 and Bank Secrecy Act

In October 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism of 2001 (the “USA Patriot Act”) was enacted into law in response to the September 11, 2001 terrorist attacks.  The USA Patriot Act was adopted to strengthen the ability of U.S. law enforcement and intelligence agencies to work cohesively to combat terrorism on a variety of fronts.  Of particular relevance to banks and other federally insured depository institutions are the USA Patriot Act’s sweeping anti-money laundering and financial transparency provisions and various related implementing regulations that:

•	establish due diligence requirements for financial institutions that administer, maintain, or manage private bank accounts and foreign correspondent accounts;
•	prohibit U.S. institutions from providing correspondent accounts to foreign shell banks;
•	establish standards for verifying client identification at account opening; and

•	set rules to promote cooperation among financial institutions, regulatory agencies and law enforcement entities in identifying parties that may be involved in terrorism or money laundering.

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

•	The Truth in Lending Act which requires that credit terms be disclosed in a meaningful and consistent way so that consumers may compare credit terms more readily and knowledgeably.
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

•	The National Flood Insurance Act, which requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance.
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

First Foundation Advisors

Registered Investment Advisor Regulation

FFA is a registered investment advisor under the Investment Advisers Act and the SEC’s regulations promulgated thereunder. The Investment Advisers Act imposes numerous obligations on registered investment advisors, including fiduciary, recordkeeping, operational, and disclosure obligations. FFA is also subject to regulation under the securities laws and fiduciary laws of certain states and to Employee Retirement Income Security Act of 1974 (“ERISA”), and to regulations promulgated thereunder, insofar as it is a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the Code, impose certain duties on persons who are fiduciaries under ERISA, and prohibit certain transactions by the fiduciaries (and certain other related parties) to such plans. The foregoing laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict FFA from conducting its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on the business activities for specified periods of time, revocation of registration as an investment advisor and/or other registrations, and other censures and fines. Changes in these laws or regulations could have a material adverse impact on the profitability and mode of operations of FFI and its subsidiaries.

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

Employees

As of December 31, 2016, the Company had approximately 335 full-time employees.

Available Information

The Company’s annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13 (a) or 15 (d) of the Exchange Act are accessible for free at the Investor Relations section of our website at www.ff-inc.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. These reports are also available for free on the SEC’s website at www.sec.gov. Additionally, these reports can be found and copied at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, DC 20549, or by calling the SEC at 1-800-SEC-0330. All website addresses given in this report are for information only and are not intended to be an active link or to incorporate any website information into this report.

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

In accordance with regulatory requirements and generally accepted accounting principles in the United States, we maintain an allowance for loan and lease losses (“ALLL”) to provide for loan and lease defaults and non-performance and a reserve for unfunded loan commitments, which, when combined, we refer to as the allowance for credit losses. Our allowance for credit losses may not be adequate to absorb actual credit losses, and future provisions for credit losses could materially and adversely affect our operating results. Our allowance for credit losses is based on prior experience and an evaluation of the risks inherent in our then-current portfolio. The amount of future losses may also vary depending on changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal and state regulators, as an integral part of their examination process, review our loans and leases and allowance for credit losses. While we believe our allowance for credit losses is appropriate for the risk identified in our loan and lease portfolio, we cannot provide assurance that we will not further increase the allowance for credit losses, that it will be sufficient to address losses, or that regulators will not require us to increase this allowance. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business and operations may be adversely affected in numerous and complex ways by weak economic conditions.

Our businesses and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits, investing in securities and investment management, are sensitive to general business and economic conditions in the United States. If the United States economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder United States economic growth. Weak economic conditions are characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable.  Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Income and cash flows from our banking operations depend to a great extent on the difference or “spread” between the interest we earn on interest-earning assets, such as loans and investment securities, and the rates at which we pay interest on interest-bearing liabilities, such as deposits and borrowings.  However, interest rates are highly sensitive to many factors that are beyond our control, including (among others) general and regional and local economic conditions, the monetary policies of the Federal Reserve Board, bank regulatory requirements, competition from other banks and financial institutions and a change over time in the mix of our loans, investment securities, on the one hand, and on our deposits and other liabilities, on the other hand.  Changes in monetary policy will, in particular, influence the origination and market value of and the yields we can realize on loans and investment securities and the interest we pay on deposits. Additionally, sustained low levels of market interest rates, as we have experienced during the past five years, could continue to place downward pressure on our net interest margins and, therefore, on our earnings.  Our net interest margins and earnings also could be adversely affected if we are unable to adjust our interest rates on loans and deposits on a timely basis in response to changes in economic conditions or monetary policies.  For example, if the rates of interest we pay on deposits, borrowings and other interest-bearing liabilities increase faster than we are able to increase the rates of interest we charge on loans or the yields we realize on investments and other interest-earning assets, our net interest income and, therefore, our earnings will decrease.  In particular, the rates of interest we charge on loans may be subject to longer fixed interest periods compared to the interest we must pay on deposits.  On the other hand, increasing interest rates generally lead to increases in net interest income; however, such increases also may result in a reduction in loan originations, declines in loan prepayment rates and reductions in the ability of borrowers to repay their current loan obligations, which could result in increased loan defaults and charge-offs and could require increases to our ALLL, thereby offsetting either partially or totally the increases in net interest income resulting from the increase in interest rates.

Additionally, we could be prevented from increasing the interest rates we charge on loans or from reducing the interest rates we offer on deposits due to “price” competition from other banks and financial institutions with which we compete. Conversely, in a declining interest rate environment, our earnings could be adversely affected if the interest rates we are able to charge on loans or other investments decline more quickly than those we pay on deposits and borrowings. On November 8, 2016, a Republican was elected President of the United States and Republicans retained majority control over both the U.S. House of Representatives and the U.S. Senate.  This transition of power in the United States government may create additional uncertainty regarding future interest rate policies at the Federal Reserve Board and such uncertainty may result in unexpected losses or other adverse effects on our financial condition and results of operations.

Real estate loans represent a high percentage of the loans we make, making our results of operations vulnerable to downturns in the real estate market.

At December 31, 2016, loans secured by multifamily and commercial real estate represented approximately 65% of our outstanding loans.  The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, and (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full.  As a result, our operating results are more vulnerable to adverse changes in the real estate market than other financial institutions with more diversified loan portfolios and we could incur losses in the event of changes in economic conditions that disproportionately affect the real estate markets.

Liquidity risk could adversely affect our ability to fund operations and hurt our financial condition.

Liquidity is essential to our banking business, as we use cash to make loans and purchase investment securities and other interest-earning assets and to fund deposit withdrawals that occur in the ordinary course of our business.  Our principal sources of liquidity include earnings, deposits, FHLB borrowings, sales of loans or investment securities held for sale, repayments by clients of loans we have made to them, and the proceeds from sales by us of our equity securities or from borrowings that we may obtain.  If our ability to obtain funds from these sources becomes limited or the costs of those funds increase, whether due to factors that affect us specifically, including our financial performance, or due to factors that affect the financial services industry in general, including weakening economic conditions or negative views and expectations about the prospects for the financial services industry as a whole, then our ability to grow our banking and investment advisory and wealth management businesses would be harmed, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to maintain a strong core deposit base or other low-cost funding sources.

We depend on checking, savings and money market deposit account balances and other forms of customer deposits as our primary source of funding for our lending activities. Our future growth will largely depend on our ability to maintain and grow a strong deposit base. There is no assurance that we will be able to grow and maintain our deposit base.  The account and deposit balances can decrease when customers perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff.  If customers move money out of bank deposits and into investments (or similar deposit products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations, which could materially negatively impact our growth strategy.

Our eight largest deposit clients account for 30% of our total deposits.

As of December 31, 2016, our eight largest bank depositors accounted for, in the aggregate, 30% of our total deposits. As a result, a material decrease in the volume of those deposits by a relatively small number of our depositors could reduce our liquidity, in which event it could became necessary for us to replace those deposits with higher-cost deposits, lower-yielding securities or FHLB borrowings, which would adversely affect our net interest income and, therefore, our results of operations.

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

Certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: our success in integrating the operations, retaining key employees and customers, achieving anticipated synergies, meeting expectations and otherwise realizing the undertaking's anticipated benefits; litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; delays in implementing new policies or procedures or the failure to apply new policies or procedures; and other events relating to the performance of our business. In addition, if we determined that the value of an acquired business had decreased and that the related goodwill was impaired, an impairment of goodwill charge to earnings would be recognized.  Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or increased costs or give assurances that our due diligence or mitigation efforts will be sufficient to protect against any such loss or increased costs.

Growing our banking business may not increase our profitability and may adversely affect our future operating results.

Since we commenced our banking business in October 2007, we have grown our banking franchise and now have 11 branch offices and four loan production offices in California, Nevada and Hawaii.  We plan to continue to grow our banking business both organically and through acquisitions of other banks.  However, the implementation of our growth strategy poses a number of risks for us, including:

•	the risk that any newly established offices will not generate revenues in amounts sufficient to cover the start-up costs of those offices, which would reduce our earnings;
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

We may need to raise additional capital in the future to provide us with sufficient capital resources and liquidity to meet our commitments and business needs, particularly if our asset quality or earnings were to deteriorate.  Our ability to raise additional capital, if needed, will depend on several things, especially conditions in the capital markets at that time, that are outside of our control, as well as our own financial performance.  Economic conditions and the loss of confidence in financial institutions may increase our cost of funds and limit our access to some customary sources of capital.  We cannot provide assurances that such capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, our depositors, or counterparties participating in the capital markets may adversely affect our capital costs, ability to raise capital, and liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital which, in turn, would require that we compete with those other institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our financial condition, results of operations and liquidity.

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

We conduct our business operations in markets where the banking business is highly competitive and is dominated by large multi-state and in-state banks with operations and offices covering wide geographic areas. We also compete with other financial service businesses, including investment advisory and wealth management firms, mutual fund companies, financial technology companies, and securities brokerage and investment banking firms that offer competitive banking and financial products and services as well as products and services that we do not offer. Larger banks and many of those other financial service organizations have greater financial and marketing resources than we do that enable them to conduct extensive advertising campaigns and to shift resources to regions or activities of greater potential profitability. They also have substantially more capital and higher lending limits than we do, which enable them to attract larger clients and offer financial products and services that we are unable to offer, putting us at a disadvantage in competing with them for loans and deposits and investment management clients. If we are unable to compete effectively with those banking or other financial services businesses, we could find it more difficult to attract new and retain existing clients and our net interest margins, net interest income and investment management advisory fees could decline, which would materially adversely affect our business, results of operations and prospects, and could cause us to incur losses in the future.

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

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. Critical estimates are made by management in determining, among other things, the allowance for loan losses, amounts of impairment of assets, and valuation of income taxes. If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially adversely affected.

The fair value of our investment securities can fluctuate due to factors outside of our control.

As of December 31, 2016, the fair value of our investment securities portfolio was $510 million. Factors beyond our control can significantly influence and cause adverse changes to occur in the fair values of securities in that portfolio.  These factors include, but are not limited to, rating agency actions in respect of the investment securities in our portfolio, defaults by the issuers of such securities, concerns with respect to the enforceability of the payment or other key terms of such securities, changes in market interest rates and continued instability in the capital markets. Any of these factors, as well as others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, the process for determining whether an impairment of a security is other-than-temporary usually requires complex, subjective judgments, which could subsequently prove to have been wrong, regarding the future financial performance and liquidity of the issuer of the security, the fair value of any collateral underlying the security and whether and the extent to which the principal of and interest on the security will ultimately be paid in accordance with its payment terms.

A loss or material reduction of access to securitization markets for multifamily loans may adversely impact our business model, profitability and growth.

We intend to sell multifamily loans through the securitization market. The securitization market, along with credit markets in general, experienced unprecedented disruptions during the recent economic downturn. Although market conditions have improved since 2009, for a number of years following the economic downturn, certain issuers experienced increased risk premiums while there was a relatively lower level of investor demand for certain asset-backed securities (particularly those securities backed by nonprime collateral). In addition, the risk of volatility surrounding the global economic system and uncertainty surrounding regulatory reforms such as the Dodd-Frank Act continue to create uncertainty around access to the capital markets.  The shift of power in the United States government following the 2016 election may increase uncertainty as the new administration may seek to unwind or reverse regulatory reforms impacting the financial industry which were put in place during the prior administration.  As a result, there can be no assurance that we will continue to be successful in selling multifamily loans through the securitization market. Adverse changes in the securitization market generally could materially adversely affect our ability to securitize loans on a timely basis or upon terms acceptable to us. This could increase our cost of funding, reduce our margins or cause us to hold assets until investor demand improves.

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

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients and that may result in financial losses or increased costs to us or our clients, disclosure or misuse of confidential information belonging to us or personal or confidential information belonging to our clients, misappropriation of assets, litigation, or damage to our reputation. Fraudulent activity may take many forms, including check “kiting” or fraud, electronic fraud, wire fraud, “phishing” and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, denial or degradation of service attacks, and malware or other cyber-attacks. We have been seeing increases in electronic fraudulent activity, security breaches and cyber-attacks within the financial services industry, including in the commercial banking sector, as cyber-criminals have been targeting commercial bank and brokerage accounts on an increasing basis.  Moreover, in recent periods, several governmental agencies and large corporations, including financial service organizations and retail companies, have suffered major data breaches, in some cases exposing not only their confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients or customers and their employees or other third parties, and subjecting those agencies and corporations to potential fraudulent activity and their clients, customers and other third parties to identity theft and fraudulent activity in their credit card and banking accounts.  Therefore, security breaches and cyber-attacks can cause significant increases in operating costs, including the costs of compensating clients and customers for any resulting losses they may incur and the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems.

Although we invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and we conduct periodic tests of our security systems and processes, there is no assurance that we will succeed in anticipating or adequately protecting against or preventing all security breaches and cyber-attacks from occurring due to a number of possible causes, many of which will be outside of our control, including the changing nature and increasing frequency of such attacks, the increasing sophistication of cyber-criminals, and possible weaknesses that go undetected in our data systems notwithstanding the testing we conduct of those systems.  If we are unable to detect or prevent a security breach or cyber-attack from occurring, then we and our clients could incur losses or damages; and we could sustain damage to our reputation, lose clients and business, suffer disruptions to our business and incur increased operating costs, and be exposed to additional regulatory scrutiny or penalties and to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We continually encounter technological change, and we may have fewer resources than many of our competitors to invest in technological improvements.

The financial services industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. The effective use of technology increases efficiency and enables financial institutions to better serve customers and to reduce costs. Our future success will depend, in part, upon our ability to address the needs of our clients by using technology to provide products and services that will satisfy client demands for convenience, as well as to create additional efficiencies in our operations. Many national vendors provide turn-key services that allow smaller banks to compete with institutions that have substantially greater resources to invest in technological improvements. We may not be able, however, to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers.

Our ability to attract and retain clients and key employees could be adversely affected if our reputation is harmed.

Our ability (and the ability of FFB and FFA) to attract and retain clients and key employees could be adversely affected if our reputation is harmed. Any actual or perceived failure to address various issues could cause reputational harm, including a failure to address any of the following types of issues:  legal and regulatory requirements; the proper maintenance or protection of the privacy of client and employee financial or other personal information; record keeping deficiencies or errors; money-laundering; potential conflicts of interest and ethical issues.  Moreover, any failure to appropriately address any issues of this nature could give rise to additional regulatory restrictions, and legal risks, which could lead to costly litigation or subject us to enforcement actions, fines, or penalties and cause us to incur related costs and expenses.  In addition, our banking, investment advisory and wealth management businesses are dependent on the integrity of our banking personnel and our investment advisory and wealth managers.  Lapses in integrity could cause reputational harm to our businesses that could lead to the loss of existing clients and make it more difficult for us to attract new clients and, therefore, could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may incur significant losses due to ineffective risk management processes and strategies.

We seek to monitor and control our risk exposures through a risk and control framework encompassing a variety of separate but complementary financial, credit, operational and compliance systems, and internal control and management review processes.  However, those systems and review processes and the judgments that accompany their application may not be effective and, as a result, we may not anticipate every economic and financial outcome in all market environments or the specifics and timing of such outcomes, particularly in the event of the kinds of dislocations in market conditions experienced in recent years, which highlight the limitations inherent in using historical data to manage risk.  If those systems and review processes prove to be ineffective in identifying and managing risks, we could be subjected to increased regulatory scrutiny and regulatory restrictions could be imposed on our business, including on our potential future business lines, as a result of which our business and operating results could be adversely affected.

A natural disaster could harm our business.

Historically, California, in which a substantial portion of our business is located, has been susceptible to natural disasters, such as earthquakes, floods and wild fires. The nature and level of natural disasters cannot be predicted. These natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing our borrowers’ loans and interrupt our borrowers’ abilities to conduct their business in a manner to support their debt obligations, either of which could result in losses and increased provisions for loan losses for us.

We are exposed to risk of environmental liabilities with respect to real properties that we may acquire.

From time to time, in the ordinary course of our business, we acquire, by or in lieu of foreclosure, real properties which collateralize nonperforming loans. As an owner of such properties, we could become subject to environmental liabilities and incur substantial costs for any property damage, personal injury, investigation and clean-up that may be required due to any environmental contamination that may be found to exist at any of those properties, even if we did not engage in the activities that led to such contamination and those activities took place prior to our ownership of the properties. In addition, if we are the owner or former owner of a contaminated site, we may be subject to common law claims by third parties seeking damages for environmental contamination emanating from the site. If we were to become subject to significant environmental liabilities or costs, our business, financial condition, results of operations and prospects could be materially and adversely affected.

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

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily to protect customers, depositors, the FDIC’s Deposit Insurance Fund, and the banking system as a whole, not our stockholders.  We are subject to the regulation and supervision of the Federal Reserve Board, the FDIC and the DBO.  The banking laws, regulations and policies applicable to us govern matters ranging from the maintenance of adequate capital, safety and soundness, mergers and changes in control to the general business operations conducted by us, including permissible types, amounts and terms of loans and investments, the amount of reserves held against deposits, restrictions on dividends, imposition of specific accounting requirements, establishment of new offices and the maximum interest rate that may be charged on loans.

We are subject to changes in federal and state banking statutes, regulations and governmental policies, or the interpretation or implementation of them, including regulations to be implemented as a result of the enactment of the Dodd-Frank Act.  Any changes in any federal or state banking statute, regulation or governmental policy, including changes which may occur in 2017 and beyond during the new administration, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, results of operations, financial condition or prospects. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. In addition, federal and state banking regulators have broad authority to supervise our banking business and that of our subsidiaries, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation, or administrative order.  Failure to comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, restrictions on our business activities, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects.

Federal and state banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions which we are, or may become, subject to as a result of such examinations may adversely affect us.

The Federal Reserve Board, the FDIC, and the DBO may conduct examinations of our business, including for compliance with applicable laws and regulations.  As a result of an examination, regulatory agencies may determine that the financial condition, capital resources, asset quality, asset concentrations, earnings prospects, management, liquidity, sensitivity to market risk, or other aspects of any of our operations are unsatisfactory, or that we or our management are in violation of any law, regulation or guideline in effect from time to time.  Regulatory agencies may take a number of different remedial actions, including the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the composition of our concentrations in portfolio or balance sheet assets, to assess civil monetary penalties against officers or directors, to remove officers and directors and, if such conditions cannot be corrected or there is an imminent risk of loss to depositors, the FDIC may terminate our deposit insurance.  A regulatory action against us could have a material adverse effect on our business, results of operations, financial condition and prospects.

The Dodd-Frank Act may have a material effect on our operations.

The Dodd-Frank Act imposes significant regulatory and compliance changes on financial institutions and non-bank providers of financial products. The Dodd-Frank Act has had and will continue to have an impact on our business in the following ways:

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

In addition, the Dodd-Frank Act restricts the ability of banks to engage in certain proprietary trading or to sponsor or invest in private equity or hedge funds. The Dodd-Frank Act also contains provisions designed to limit the ability of insured depository institutions, their holding companies and their affiliates to conduct certain swaps and derivatives activities and to take certain principal positions in financial instruments. Some provisions of the Dodd-Frank Act have not been completely implemented and future implementation is uncertain in light of the transition of power in the United States federal government to the new administration following the 2016 election. The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities or otherwise adversely affect our business. Failure to comply with the requirements may negatively impact our results of operations and financial condition. While we cannot predict what effect any presently contemplated or future changes in the laws or regulations or their interpretations would have on us, these changes could be materially adverse to investors in our equity securities.

As a result of the Dodd-Frank Act and associated rulemaking, we have become subject to stringent capital requirements.

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

New and future rulemaking by the CFPB and other regulators, as well as enforcement of existing consumer protection laws, may have a material and adverse effect on our operations and operating costs.

The CFPB has the authority to implement and enforce a variety of existing federal consumer protection statutes and to issue new regulations but, with respect to institutions of our size, does not have primary examination and enforcement authority with respect to such laws and regulations. The authority to examine depository institutions with $10.0 billion or less in assets, like us, for compliance with federal consumer laws remains largely with our primary federal regulator, the FDIC.  However, the CFPB may participate in examinations of smaller institutions on a “sampling basis” and may refer potential enforcement actions against such institutions to their primary regulators. In some cases, regulators such as the Federal Trade Commission and the Department of Justice also retain certain rulemaking or enforcement authority, and we also remain subject to certain state consumer protection laws.  As an independent bureau within the Federal Reserve Board, the CFPB may impose requirements more severe than the previous bank regulatory agencies.  The CFPB has placed significant emphasis on consumer complaint management and has established a public consumer complaint database to encourage consumers to file complaints they may have against financial institutions. We are expected to monitor and respond to these complaints, including those that we deem frivolous, and doing so may require management to reallocate resources away from more profitable endeavors.

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

The federal Bank Secrecy Act, the USA PATRIOT Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. The federal Financial Crimes Enforcement Network, established by the Treasury to administer the Bank Secrecy Act, is authorized to impose significant civil money penalties for violations of those requirements and has recently engaged in coordinated enforcement efforts with the individual federal banking regulators, as well as the U.S. Department of Justice, Drug Enforcement Administration and Internal Revenue Service. There is also increased scrutiny of compliance with the rules enforced by the Office of Foreign Assets Control. If our policies, procedures and systems are deemed deficient or the policies, procedures and systems of any financial institutions that we may acquire in the future are deemed deficient, we would be subject to liability, including fines and regulatory actions such as restrictions on our ability to pay dividends and the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan, which would negatively impact our business, financial condition and results of operations. Failure to maintain and implement adequate programs to combat money laundering and terrorist financing could also have serious reputational consequences for us.  Any of these results could materially and adversely affect our business, financial condition, results of operations and prospects.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share non-public personal information about our customers with non-affiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions) and (iii) requires we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states and foreign countries have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States and other countries are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

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

In order to support and fund the growth of our banking business, it is our policy to retain cash to use in our business rather than pay dividends to our stockholders.  As a result, we have not paid any cash dividends since FFB commenced its banking operations in October 2007 and we have no plans to pay cash dividends at least for the foreseeable future.  Additionally, our ability to pay dividends to our stockholders is restricted by Delaware and federal law and the policies and regulations of the Federal Reserve Board, which is our federal banking regulator.

Our ability to pay dividends to stockholders is also dependent on the payment to us of cash dividends by our subsidiaries, FFA and FFB.  FFA and FFB are corporations that are separate and distinct from us and, as a result, they are subject to separate statutory or regulatory dividend restrictions that can affect their ability to pay cash dividends to us.  FFA’s ability to pay cash dividends to us is restricted under California corporate law.  FFB’s ability to pay dividends to us is limited by various banking statutes and regulations and California law.  Moreover, based on their assessment of the financial condition of FFB or other factors, the FDIC or the DBO could find that payment of cash dividends by FFB to us would constitute an unsafe or unsound banking practice, in which event they could restrict FFB from paying cash dividends, even if FFB meets the statutory requirements to do so.  See the section entitled “Dividend Policy and Restrictions on the Payment of Dividends” in Item 5 of this report below for additional information about our dividend policy and the dividend restrictions that apply to us and to FFB and FFA.

Trading in our common stock has been limited and there is no assurance that a more active trading market for our shares will develop in the future.  As a result, stockholders may not be able to sell their shares of our common stock at attractive prices if and when they need or desire to do so.

On November 3, 2014, our common stock was listed and commenced trading on the NASDAQ Global Market, under the ticker symbol “FFWM”.  However, the trading volume in our common stock has been limited.  For example, the average daily trading volume of our shares on NASDAQ during the month of February 2017 was approximately 75,000 shares. There can be no assurance that a more active trading market for our shares will develop or can be sustained in the future. If a more active trading market does not develop, or cannot be sustained, our stockholders may have difficulty selling their shares at attractive prices when they need or desire to do so. Additionally, the lack of an active trading market for our shares may make it more difficult for us to sell shares in the future to raise additional capital and to offer our shares as consideration for future acquisitions of other banks or investment management or other financial services businesses, without diluting our existing stockholders.

The market prices and trading volume of our common stock may be volatile.

Even if an active market develops for our common stock, the market prices of our common stock may be volatile and the trading volume may fluctuate and cause significant price variations to occur.  We cannot assure you that, if a more active market does develop for our common stock, the market prices of our common stock will not fluctuate or decline significantly in the future.  Some of the factors that could negatively affect the prices of our shares or result in fluctuations in those prices or in trading volume of our common stock could include the following, many of which are outside of our control:

•	quarterly variations in our operating results or in the quality of our earnings or assets;
•	operating results that differ from the expectations of management, securities analysts and investors;

•	changes in expectations as to our future financial performance;
•	the operating and securities price performance of other companies that investors believe are comparable to us;
•	the implementation of our growth strategy and performance of acquired businesses that vary from the expectations of securities analysts and investors;
•	the enactment of new more costly government regulations that are applicable to our businesses or the imposition of regulatory restrictions on us;
•	our dividend policy and any changes that might occur to that policy in the future;
•	future sales by us of our common stock or any other of our equity securities;
•	changes in global financial markets and global economies and general market conditions, such as changes in interest rates or fluctuations in stock, commodity or real estate valuations; and
•	announcements of strategic developments, material acquisitions and other material events in our business or in the businesses of our competitors.

These broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance. The stock market in general has from time to time experienced extreme price and volume fluctuations, including in recent months. In addition, in the past, following periods of volatility in the overall market and the market price of a company’s securities, securities class action litigation has often been instituted against these companies. This litigation, if instituted against us, could result in substantial costs and a diversion of our management’s attention and resources.

Share ownership by our officers and directors and certain agreements may make it more difficult for third parties to acquire us or effectuate a change of control that might be viewed favorably by other stockholders.

As of March 10, 2017, our executive officers and directors owned, in the aggregate, approximately 16% of our outstanding shares.  As a result, if our executive officers and directors were to oppose a third party’s acquisition proposal for, or a change in control of, the Company, our executive officers and directors may have sufficient voting power to be able to block or at least delay such an acquisition or change in control from taking place, even if other stockholders would support such a sale or change of control.  In addition, a number of our executive officers have change of control agreements which could increase the costs and, therefore, lessen the attractiveness of an acquisition of the Company to a potential acquiring party.

Our corporate governance documents, and certain corporate and banking laws applicable to us, could make a takeover attempt, which may be beneficial to our stockholders, more difficult.

Our Board of Directors has the power under our certificate of incorporation to issue additional shares of common stock and create and authorize the sale of one or more series of preferred stock without having to obtain stockholder approval for such action.  As a result, our Board could authorize the issuance of shares of a series of preferred stock to implement a stockholders rights plan (often referred to as a “poison pill”) or could sell and issue preferred shares with special voting rights or conversion rights, which could deter or delay attempts by our stockholders to remove or replace management, and attempts of third parties either to engage in proxy contests or to acquire control of the Company.  In addition, our charter documents:

•	enable our Board to fill any vacancy on the Board, unless the vacancy was created by the removal of a director;
•	enable our Board to amend our bylaws without stockholder approval, subject to certain exceptions; and
•

require compliance with an advance notice procedure with regard to any business that is to be brought by a stockholder before an annual or special meeting of stockholders and with regard to the nomination by stockholders of candidates for election as directors.

These provisions could delay or prevent an acquisition of the Company or other transaction that some of our stockholders may believe is beneficial to them.  Furthermore, federal and state banking laws and regulations applicable to us require anyone seeking to acquire more than 10% of our outstanding shares or otherwise effectuate a change of control of the Company or of FFB, to file an application with, and to receive approval from, the Federal Reserve Board, the DBO, and the FDIC to do so.  These laws and regulations may discourage potential acquisition proposals and could delay or prevent a change of control of the Company, including by means of a transaction in which our stockholders might receive a premium over the market price of our common stock.

We may sell additional shares of common stock in the future which could result in dilution to our stockholders.

A total of approximately 34 million authorized but unissued shares of our common stock are available for future sale and issuance by action of our Board of Directors alone.  Accordingly, if we were to sell additional shares in the future, our stockholders could suffer dilution in their investment in their shares of our common stock and in their percentage ownership of the Company.

We may issue additional equity securities, or engage in other transactions which could dilute our book value or affect the priority of our common stock, which may adversely affect the market price of our common stock.

Our Board of Directors may determine from time to time to raise additional capital by issuing additional shares of our common stock or other securities. In addition, we may issue additional securities in connection with future acquisitions we may make.  We are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We cannot predict or estimate the amount, timing, or nature of any future offerings or issuances of additional stock in connection with acquisitions, or the prices at which such offerings may be affected. Such offerings could be dilutive to common stockholders. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then-current common stockholders. Additionally, if we raise additional capital by making additional offerings of debt or preferred equity securities, upon liquidation of the Company, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings, will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

We may elect under the JOBS Act to use an extended transition period for complying with new or revised accounting standards.

We are an “emerging growth company” under the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”).  The JOBS Act allows us, as an emerging growth company, to take advantage of extended transition periods for the implementation of new or revised accounting standards.  As a result, we will not be required to comply with new or revised accounting standards (i) until those standards apply to private companies, even if that is later than the date or dates on which they become effective for public companies or (ii) if sooner, until we cease to be an “emerging growth company” as defined in the JOBS Act (December 31, 2020).  As a result, our financial statements may not be fully comparable to the financial statements of public companies that contain new or revised accounting standards not yet applicable to private companies or emerging growth companies, which could make our common stock less attractive to investors.

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

•

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

•	less extensive disclosure obligations regarding executive compensation in our proxy statements or other periodic reports that we file with the SEC; and
•	exemptions from the requirements to have our stockholders vote, on an advisory and nonbinding basis, on executive compensation and on any golden parachute payments.

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

Because we will be relying on one or more of these exemptions, investors and securities analysts may find it more difficult to evaluate our common stock, and some investors may find our common stock less attractive, and, as a result, there may be a less active trading market for our common stock than would be the case if we were not an emerging growth company, which could result in a reduction to the trading volume and greater volatility in the prices of our common stock.

A failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock prices.

Although, as an emerging growth company, we are not required to obtain or include in our annual reports on Form 10-K an attestation report from our independent registered accountants with respect to the effectiveness of our internal control over financial reporting, like all other public companies, our Chief Executive Officer and our Chief Financial Officer are required, annually, to assess, and disclose their findings in our annual reports on Form 10-K with respect to, the effectiveness of our internal control over financial reporting in a manner that meets the requirements of Section 404(a) of the Sarbanes-Oxley Act.  The rules governing the standards that must be met for our Chief Executive and Chief Financial Officers to assess and report on the effectiveness of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation, which could significantly increase our operating expenses.  See Item 9A “Controls and Procedures” below to review the attestation report of our Chief Executive Officer and Chief Financial Officer regarding the effectiveness of our internal control over financial reporting as of December 31, 2016.

Additionally, if we are unable to maintain the effectiveness of our internal control over financial reporting in the future, we may be unable to report our financial results accurately and on a timely basis.  In such an event, investors and clients may lose confidence in the accuracy and completeness of our financial statements, as a result of which our liquidity, access to capital markets, and perceptions of our creditworthiness could be adversely affected and the market prices of our common stock could decline.  In addition, we could become subject to investigations by NASDAQ, the SEC, or the Federal Reserve Board, or other regulatory authorities, which could require us to expend additional financial and management resources.  As a result, an inability to maintain the effectiveness of our internal control over financial reporting in the future could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

An investment in our common stock is not a bank deposit and is not insured against loss or guaranteed by the FDIC, any other deposit insurance fund or by any other public or private entity. An investment in our common stock is inherently risky for the reasons described herein. As a result, if you acquire our common stock, you could lose some or all of your investment.

There can be no assurance that the total market capitalization of our common stock after our January 2017 stock split will be equal to or greater than the total market capitalization before such stock split.

There can be no assurance that the market price per share of our common stock after the two-for-one stock split completed in January 2017 will decrease in proportion to the increase in the number of shares of our common stock outstanding before the stock split. For example, based on the closing price on the NASDAQ Global Market of our common stock prior to distribution of the stock split effected in the form of a stock dividend on January 18, 2017 of $27.70 per share, there can be no assurance that the post-split market price of our common stock will maintain a price per share equal to or greater than $13.85 per share, which is ½ the value of our common stock immediately prior to such stock split.  The market price of our common stock will be based on our performance and other factors, many of which are unrelated to the number of shares outstanding. Accordingly, the total market capitalization of our common stock after the stock split may be lower than the total market capitalization before the stock split and, in the future, the market price of our common stock may not equal or exceed ½ of the market price of our common stock prior to the stock split, which our investors may expect following the two-for-one stock split.

Following the stock split, the resulting per-share stock price may not attract additional retail investors or other new investors which we believe may have been attracted to invest in the Company at a lower per share stock price.

While our Board of Directors believes that a lower stock price may help generate investor interest and broaden our stockholder base, including among retail investors or our customers who may be less interested in investing in our stock at a higher per share stock price, there can be no assurance that the stock split will result in a per-share price that will attract such investors or that our stockholder base will increase in the future.  Potential investors may find our stock price to be too high even after the stock split to be an attractive investor for them or our stock may not be attractive as an investment opportunity to potential investors for other reasons.  We can provide no assurances that the stock split will have the desired results or that the benefits from the stock split will outweigh the costs and risks to us associated with the stock split.

Other Risks and Uncertainties.

Additional risks that we currently do not know about or that we currently believe to be immaterial may also impair our business, financial condition, operating results and future prospects.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The corporate headquarters for all of the companies is located in Irvine, California. The Company has offices in California in Irvine, Indian Wells, Pasadena, El Centro, West Los Angeles, El Segundo, Laguna Hills, Seal Beach, Oakland, Sacramento, Burlingame, and San Diego and in Las Vegas, Nevada, and in Honolulu, Hawaii. All of these offices are leased pursuant to non-cancelable operating leases that will expire between 2017 and 2025.

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

Market Information

On November 3, 2014, our common stock became listed and commenced trading on the NASDAQ Global Stock Market under the trading symbol “FFWM”. The following table shows the high and low sales prices of our shares for the respective periods set forth below, as reported on the NASDAQ Global Stock Market:

Quarter Ended	High	Low
2016:
March 31(1)	$11.80	$10.46
June 30(1)	11.50	10.11
September 30(1)	12.58	10.31
December 31(1)	14.90	11.90
2015:
March 31(1)	$9.88	$8.80
June 30(1)	9.90	9.30
September 30(1)	12.17	9.76
December 31(1)	12.31	11.10
(1)	Per share data has been adjusted to reflect the two-for-one stock split effective January 18, 2017.

The closing per share sales price of our common stock, as reported by NASDAQ, on March 10, 2017 was $15.69. As of the same date, a total of 32,893,491 shares of our common stock were issued and outstanding which were held of record by approximately 2,000 shareholders.

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

Equity Compensation Plans

Certain information with respect to our equity compensation plans, as of December 31, 2016, is set forth in Item 12, in Part III of this Report and is incorporated herein by this reference.

Recent Sales of Unregistered Securities

During 2015, we sold 544,070 shares of common stock to Mr. DePillo. These shares were exempt from the registration requirements under the Securities Act of 1933, as amended (or Securities Act). The sales of these shares were made in reliance on the exemptions from registration under Section 4(2) of, and Regulation D and Rule 506 promulgated under, the Securities Act. Mr. DePillo represented his intention to acquire the shares for investment only, and not with a view to offer or sell any such shares in connection with any distribution of the shares, and appropriate restrictive legends were set forth on the share certificates issued.

Use of Proceeds

On August 12, 2015, we issued 12,467,532 shares of common stock, at a price of $9.63 per share, in a registered, underwritten public offering.  The offering resulted in gross proceeds of $120.0 million and net proceeds of approximately $113.7 million, after underwriting discounts and estimated expenses of the offering. The Company used a portion of the net proceeds from the offering to repay all of its $29 million of outstanding term debt and intends to use the remaining proceeds for general corporate purposes, including to support of organic growth and possible acquisitions.  On August 14, 2015, the underwriters exercised their option to purchase an additional 1,870,130 shares of the Company’s common stock, at a price of $9.63 per share, to cover any over-allotments in the public offering. As a result, the Company received additional gross proceeds of $18.0 million and net proceeds of $17.1 million, after underwriting discounts. The Company intends to use the proceeds for general corporate purposes, including to support organic growth and possible acquisitions.

Stock Performance Graph

The following graph shows a comparison from November 3, 2014 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2016 of the cumulative total return for our common stock, compared against (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members, by market cap, (i) the Russell 3000 Index, which measures the performance of the smallest 3,000 members, by market cap, of the Russell Index, and (ii) an index published by SNL Securities L.C. (“SNL”) and known as the SNL Western Bank Index, which is comprised of 51 banks and bank holding companies (including the Company), the shares of which are listed on NASDAQ or the New York Stock Exchange and most of which are based in California and the remainder of which are based in nine other western states.

The stock performance graph assumes that $100 was invested in Company common stock at the close of market on November 3, 2014, and, at that same date, in the Russell 2000 Index, the Russell 3000 Index and the SNL Western Bank Index and that any dividends paid in the indicated periods were reinvested. Shareholder returns shown in the stock performance graph are not necessarily indicative of future stock price performance.

	Period Ending
	11/3/2014	12/31/2014	12/31/2015	12/31/2016

First Foundation Inc. (FFWM)	100.00	97.21	126.42	152.73
Russell 2000 Index	100.00	102.95	97.07	115.97
Russell 3000 Index	100.00	102.06	100.55	111.03
SNL Western Bank Index	100.00	103.25	106.98	118.60

The above performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Item 6.	Selected Financial Data

With the exception of the certain items included in the selected performance and capital ratios, the following selected consolidated financial information as of and for the years ended December 31, 2016, 2015, and 2014 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, and the selected consolidated financial information as of and for the years ended December 31, 2013 and 2012 have been derived from our audited consolidated financial statements not appearing in this Annual Report on Form 10-K.

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

	As of and for the Year Ended December 31,
(In thousands, except share and per share data)	2016	2015	2014	2013	2012
Selected Income Statement Data:
Net interest income	$89,449	$64,471	$42,814	$35,674	$27,729
Provision for loan losses	4,681	2,673	235	2,395	2,065
Noninterest Income:
Asset management, consulting and other fees	24,384	23,486	21,798	18,240	15,326
Other(1)	10,176	5,287	2,951	1,584	1,294
Noninterest expense	80,994	61,458	52,507	43,622	34,476
Income before taxes	38,334	22,832	14,821	9,481	7,808
Net income	23,303	13,378	8,394	7,851	5,801
Share and Per Share Data: (2)
Net income per share:
Basic	$0.72	$0.60	$0.54	$0.53	$0.44
Diluted	0.70	0.58	0.51	0.51	0.42
Shares used in computation:
Basic	32,365,800	22,310,014	15,474,072	14,848,420	13,207,066
Diluted	33,471,816	23,151,710	16,332,686	15,484,430	13,663,910
Tangible book value per share(3)	$8.62	$8.05	$6.33	$5.59	$4.97
Shares outstanding at end of period(4)	32,719,632	31,961,052	15,690,364	15,467,028	14,732,252
Selected Balance Sheet Data:
Cash and cash equivalents	$597,946	$215,748	$29,692	$56,954	$63,108
Loans, net of deferred fees(5)	2,791,251	1,754,883	1,166,392	903,645	743,627
Allowance for loan and lease losses (“ALLL”)	(15,400)	(10,600)	(10,150)	(9,915)	(8,340)
Total assets	3,975,403	2,592,579	1,355,424	1,037,360	830,509
Noninterest-bearing deposits	661,781	299,794	246,137	217,782	131,827
Interest-bearing deposits	1,765,014	1,222,382	716,817	584,255	517,914
Borrowings(6)	1,250,000	796,000	282,886	141,603	100,000
Shareholders’ equity(4)	284,264	259,736	99,496	86,762	73,580
Selected Performance and Capital Ratios:
Return on average assets	0.80%	0.76%	0.71%	0.86%	0.80%
Return on average equity	8.4%	8.1%	9.1%	10.2%	9.9%
Net yield on interest-earning assets	3.13%	3.39%	3.70%	4.06%	4.20%
Efficiency ratio(7)	65.3%	70.7%	76.0%	78.6%	77.7%
Noninterest income as a % of total revenues	27.9%	33.1%	36.6%	35.7%	37.5%
Tangible common equity to tangible assets(3)	7.10%	9.93%	7.33%	8.34%	8.82%
Tier 1 leverage ratio	8.76%	11.81%	7.32%	8.67%	9.19%
Tier 1 risk-based capital ratio	12.80%	17.44%	11.02%	13.04%	13.60%
Total risk-based capital ratio	13.52%	18.19%	12.23%	14.30%	14.85%
Other Information:
Assets under management (end of period)	$3,586,672	$3,471,237	$3,221,674	$2,594,961	$2,229,116
NPAs to total assets	0.25%	0.32%	0.11%	0.32%	0.17%
Charge-offs to average loans	0.00%	0.15%	0.00%	0.10%	0.04%
Ratio of ALLL to loans(8)	0.60%	0.61%	0.87%	1.16%	1.25%
Number of wealth management offices	7	7	7	7	6

(1)	The 2016 and 2015 amounts include $7.8 million and $2.9 million in gains on sales of loans, respectively. The 2014 amount includes $1.0 million of gains on sale of REO.
(2)	Share and per share data has been adjusted to reflect the two-for-one stock split effective January 18, 2017.

(3)

Tangible common equity, (also referred to as tangible book value) and tangible assets, are equal to common equity and assets, respectively, less $2.2 of intangible assets as of December 31, 2016, $2.4 million of intangible assets as of December 31, 2015, $0.2 million of intangible assets as of December 31, 2014, and less $0.3 million of intangible assets as of December 31, 2013 and December 31, 2012. We believe that this information is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of capital ratios. Accordingly, we believe that tangible common equity to tangible assets and tangible book value per share provide information that is important to investors and that is useful in understanding our capital position and ratios. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. As other companies may use different calculations for these measures, this presentation may not be comparable to other similarly titled measures reported by other companies.

(4)

In 2015, we issued 14,337,662 shares at a price of $9.63 per share in a public offering and sold 544,070 shares to the President of FFB at a price of 9.19 per share. As a result of private offerings, we sold and issued shares of our common stock, (i) in 2013, 637,974 shares at a price of $9.00 per share, and 77,468 shares at a price of $7.50 per share; and (ii) in 2012, 748,876 shares at a price of $7.50 per share. As a result of our acquisition of Pacific Rim Bank (“PRB”) in 2015, we issued 1,242,690 shares of our common stock to the former PRB shareholders, valued at $9.50 per share. As a result of our acquisition of Desert Commercial Bank (“DCB”), in 2012 we issued to the former DCB shareholders a total of 1,630,894 shares of our common stock, valued at $7.50 per share, in exchange for all of the outstanding shares of DCB, in 2014, we issued 47,160 shares, valued at $7.50 per share, to the former DCB shareholders as part of a contingent payout, and in 2015 we issued 62,128 shares, valued at $7.50 per share. In 2016, we issued 690,592 shares as a result of the exercise of stock options at an average exercise price of $6.17 per share; in 2015, we issued 62,614 shares as a result of the exercise of stock options at an average exercise price of $6.47 per share; and in 2014, we issued 169,732 shares as a result of the exercise of stock options at an average exercise price of $5.60 per share. We issued 802,689, 226,684, 57,996, 145,005 and 145,005 shares of common stock upon the vesting of restricted stock units in 2016, 2015, 2014, 2013 and 2012, respectively.

(5)	Includes loans classified as loans held for sale.
(6)	Borrowings consist primarily of overnight and short-term advances obtained by FFB from the Federal Home Loan Bank.
(7)

The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income.  The efficiency ratio excludes (i) gains on sale of REO of $1.0 million in 2014; and (ii) in 2014, $1.0 million of costs related to a cancelled initial public offering and $1.0 million of contingent payout expense related to the acquisition of DCB.

(8)

This ratio excludes loans acquired in our acquisitions of PRB and DCB, as generally accepted accounting principles in the United States, or GAAP, requires estimated credit losses for acquired loans to be recorded as discounts to those loans.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the year ended December 31, 2016, as compared to our results of operation in the year ended December 31, 2015; in our results of operations in the year ended December 31, 2015, as compared to our results of operations in the year ended December 31, 2014, and our financial condition at December 31, 2016 as compared to our financial condition at December 31, 2015.  This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Some of the factors that could cause results to differ materially from expectations are discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” contained elsewhere in this Annual Report on Form 10-K.

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

Adoption of new or revised accounting standards. For some accounting standards, we may elect to take advantage of the extended transition period afforded by the JOBS Act, for the implementation of new or revised accounting standards. As a result, we may not be required to comply with new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies or we cease to be an “emerging growth” company as defined in the JOBS Act. As a result of this election, our financial statements may not be comparable to the financials statements of companies that comply with public company effective dates.

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

Recent Developments and Overview

In 2016, a $7.2 million gain was realized on the sale of $265 million of loans secured by multifamily properties to Freddie Mac who securitized the loans as part of their small balance loan program. The agreement with Freddie Mac to sell these loans provided for changes in pricing based upon changes in rates on certain treasury swap indices. In an effort to reduce the interest rate risk associated with this agreement, we entered into a swap agreement. In conjunction with the finalization of pricing under the agreement, we closed out our swap position and paid $2.4 million, including fees, to counterparties under the swap agreement, and the pricing on the loan sale increased by $2.2 million. In 2016, we also sold $41 million of loans to another financial institution and realized a gain of $0.6 million. As of December 31, 2016, we have $251 million of multifamily loans classified as loans held for sale.

A $1.0 million reduction in taxes on income was realized in 2016 as a result of the early adoption of ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting” (“ASU 2016-09”). Under this new standard, excess tax benefits and deficiencies resulting from the exercise of, or vesting of, stock awards are now recognized as income tax benefit or expense in the period in which they occur. For purposes of determining an annual effective tax rate, the excess tax benefits or deficiencies cannot be included but rather are required to be treated as discrete items in the period in which they occur. In addition, for diluted earnings per share calculations, excess tax benefits are no longer included in assumed proceeds when determining average diluted shares outstanding under the treasury stock method. As set forth in ASU 2016-09, we recognized the impact of these changes on a prospective basis.

We experienced strong growth during 2016 with loan originations of $1.8 billion and deposit growth of $905 million. Wealth Management’s AUM increased by $115 million or 3% during 2016, and totaled $3.59 billion as of December 31, 2016. Revenues and income before taxes continue to increase as our investments in staffing and systems are resulting in higher levels of interest earnings assets. Comparing 2016 to 2015, we have increased our revenues (net interest income and noninterest income) by 43%.

The results of operations for Banking reflect the benefits of this growth. Income before taxes for Banking increased $15.1 million from $25.0 million in 2015 to $40.2 million in 2016. Income before taxes for Wealth Management decreased slightly from $2.2 million in 2015 to $2.1 million in 2016. On a consolidated basis, income before taxes increased $15.5 million from $22.8 million in 2015 to $38.3 million in 2016.

Results of Operations

Years Ended December 31, 2016 and 2015.

Our net income for 2016 was $23.3 million, as compared to $13.4 million for 2015.  The primary sources of revenue for Banking are net interest income, fees from its deposits, trust and insurance services, gains on sales of loans, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of AUM. Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 57% and 76%, respectively, of the total noninterest expense for Banking and Wealth Management in 2016.

The following tables show key operating results for each of our business segments for the years ended December 31:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2016:
Interest income	$100,642	$—	$—	$100,642
Interest expense	11,193	—	—	11,193
Net interest income	89,449	—	—	89,449
Provision for loan losses	4,681	—	—	4,681
Noninterest income	3,585	21,348	(620)	34,560
Noninterest expense	58,422	19,232	3,340	80,994
Income (loss) before taxes on income	$40,178	$2,116	$(3,960)	$38,334
2015:
Interest income	$64,471	$—	$—	$64,471
Interest expense	5,607	—	674	6,281
Net interest income	58,864	—	(674)	58,190
Provision for loan losses	2,673	—	—	2,673
Noninterest income	8,833	20,530	(590)	28,773
Noninterest expense	39,982	18,352	3,124	61,458
Income (loss) before taxes on income	$25,042	$2,178	$(4,388)	$22,832

General. Our net income and income before taxes for 2016 were $23.3 million and $38.3 million, respectively, as compared to $13.4 million and $22.8 million, respectively, for 2015. The increase in income before taxes was the result of a $15.1 million increase in income before taxes for Banking and a $0.5 million decrease in corporate expenses. Earnings before taxes for Wealth Management for 2016 were consistent with 2015 as a $0.8 million increase in noninterest income was offset by a commensurate increase in noninterest expenses. The increase in income before taxes in Banking was due to higher net interest income and higher noninterest income which was partially offset by a higher provision for loan losses and higher noninterest expenses. Corporate interest expense decreased by $0.7 million due to the payoff of a term note in 2015, while corporate noninterest expenses increased by $0.2 million.

The effective tax rate for 2016 was 39.2% as compared to 41.4% for 2015, with the benefit primarily due to the reductions in taxes on income from excess tax benefits resulting from the exercise of stock awards under ASU 2016-09.

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

	2016			2015
(dollars in thousands)	Average Balances	Interest	Average Yield /Rate	Average Balances	Interest	Average Yield /Rate
Interest-earning assets:
Loans	$2,263,292	$85,080	3.76%	$1,450,081	$57,481	3.96%
Securities	525,480	12,781	2.43%	224,906	5,227	2.32%
FHLB stock, fed funds and deposits	64,626	2,781	4.30%	41,356	1,763	4.26%
Total interest-earning assets	2,853,398	100,642	3.53%	1,716,343	64,471	3.76%
Noninterest-earning assets:
Nonperforming assets	7,261			2,098
Other	33,696			24,741
Total assets	$2,894,355			$1,743,182
Interest-bearing liabilities:
Demand deposits	$214,120	978	0.46%	$293,502	1,351	0.46%
Money market and savings	704.644	4,663	0.66%	281,539	1,641	0.58%
Certificates of deposit	525,685	3,275	0.62%	339,846	1,894	0.56%
Total interest-bearing deposits	1,444,449	8,916	0.62%	914,887	4,886	0.53%
Borrowings	507,025	2,277	0.45%	369,225	1,395	0.38%
Total interest-bearing liabilities	1,951,474	11,193	0.57%	1,284,112	6,281	0.49%
Noninterest-bearing liabilities:
Demand deposits	650,956			282,822
Other liabilities	15,809			10,865
Total liabilities	2,618,239			1,577,799
Stockholders’ equity	276,116			165,383
Total liabilities and equity	$2,894,355			$1,743,182
Net Interest Income		$89,449			$58,190
Net Interest Rate Spread			2.96%			3.27%
Net Yield on Interest-earning Assets			3.13%			3.39%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes between 2016 as compared to 2015.

	Increase (Decrease) due to		Net Increase (Decrease)
(dollars in thousands)	Volume	Rate
Interest earned on:
Loans	$30,697	$(3,098)	$27,599
Securities	7,306	248	7,554
FHLB stock, fed funds and deposits	1,004	14	1,018
Total interest-earning assets	39,007	(2,836)	36,171
Interest paid on:
Demand deposits	(372)	(1)	(373)
Money market and savings	2,779	243	3,022
Certificates of deposit	1,148	233	1,381
Borrowings	581	301	882
Total interest-bearing liabilities	4,136	776	4,912
Net interest income	$34,871	$(3,612)	$31,259

Net interest income increased 54% from $58.2 million in 2015, to $89.4 million in 2016 due to a 66% increase in interest-earning assets, which was partially offset by a decrease in our net interest rate spread. The decrease in the net interest rate spread from 3.27% for 2015 to 2.96% for 2016 was due to a decrease in yield on total interest earning assets and an increase in the cost of interest bearing liabilities. The yield on interest earning assets decreased from 3.76% to 3.53% due to an increase in the proportion of lower yielding securities to total interest earning assets and a decrease in the yield on loans which was partially offset by a $0.9 million increase in FHLB dividends. The decrease in yield on loans was due to payments and prepayments of higher yielding loans and the addition of loans at current market rates which are lower than the current yield on our loan portfolio. We realized $0.7 million and $0.3 million on the net recovery of mark to mark adjustments related to payoffs of acquired loans in 2016 and 2015, respectively. The increase in the cost of interest-bearing liabilities was due to increased costs of interest-bearing deposits and to increased costs of borrowings. The increase in the cost of deposits was the result of increases in deposit market rates and the use of promotional rates to attract deposits. The increased costs of borrowings related to higher rates on FHLB advances which were partially offset by the payoff of our higher cost term note in the third quarter of 2015. The average rate on FHLB advances increased from 0.20% in 2015 to 0.45% in 2016.

Provision for loan losses. The provision for loan losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For 2016 and 2015, we recorded provisions for loan losses of $4.7 million and $2.7 million, respectively. The increase in the provision for loan losses for 2016 as compared to 2015 reflects the increase in loan balances during 2016 when compared to the increase in loan balances during 2015.We recognized $0.1 million in recoveries in 2016 as compared to $2.2 million in chargeoffs in 2015.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the years ended December 31:

(dollars in thousands)	2016	2015
Trust fees	$2,798	$2,210
Consulting fees	680	1,100
Deposit charges	444	427
Gain on sale of loans	7,812	2,935
Loss on capital market activities	(1,043)	—
Prepayment fees	1,161	1,317
Other	1,980	844
Total noninterest income	$13,832	$8,833

The $5.0 million increase in noninterest income for Banking in 2016 as compared to 2015 was due to higher gains on sales of loans, gains on sales of securities realized in 2016 and increases in revenues related to our insurance agency operations which were partially offset by $2.4 million of costs incurred to close out a swap. The gain on sale of loans includes gains realized on the sale of $265 million of loans secured by multifamily properties to Freddie Mac who securitized the loans as part of their small balance loan program. The agreement with Freddie Mac to sell these loans provided for changes in pricing based upon changes in rates on certain treasury swap indices. In an effort to reduce the interest rate risk associated with this agreement, we entered into a swap agreement. In conjunction with the finalization of pricing under the agreement, we closed out our swap position and paid $2.4 million, including fees, to counterparties under the swap agreement, and the pricing on the loan sale increased by $2.2 million. We also realized a $0.6 million gain on the sale of $41 million of loans to another financial institution in 2016. The $2.9 million gain on sale of loans in 2015 was primarily related to the sale of $102 million of loans  to Freddie Mac who securitized the loans as part of their small balance loan program. During 2016, during favorable market conditions, we sold securities with less desirable features and higher prepayment risk to better position our securities portfolio and realized gains on sales of securities of $1.3 million. Included in other noninterest income for 2016 are $1.2 million of revenues related to our insurance agency operations, an increase of $0.7 million from 2015, due to a premium earned on a large life insurance policy and increasing revenues from our property and casualty activities which began operations in 2015.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides a breakdown of noninterest income for Wealth Management for the years ended December 31:

(dollars in thousands)	2016	2015
Asset management fees	$21,277	$20,470
Consulting fees	88	121
Other	(17)	(61)
Total noninterest income	$21,348	$20,530

The $0.8 million increase in noninterest income in Wealth Management in 2016 as compared to 2015 was due to increases in asset management fees as a result of a 6% increase in AUM balances on which asset management fees are calculated. AUM, which totaled $3.6 billion at December 31, 2016, increased by $115 million during 2016 as new account growth of $321 million and portfolio gains of $221 million were partially offset by net withdrawals and account terminations of $427 million.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the years ended December 31:

	Banking		Wealth Management
(dollars in thousands)	2016	2015	2016	2015
Compensation and benefits	$33,024	$25,273	$14,579	$14,031
Occupancy and depreciation	9,731	7,117	2,151	1,952
Professional services and marketing	6,664	2,863	1,852	1,549
Other expenses	9,003	4,729	650	820
Total noninterest expense	$58,422	$39,982	$19,232	$18,352

The $18.4 million increase in noninterest expense in Banking in 2016 as compared to 2015 was due primarily due primarily to increases in staffing and costs associated with the Bank’s expansion, the growth of its balances of loans and deposits and costs associated with our property and casualty insurance agency operations which started during 2015. Compensation and benefits for Banking increased $7.8 million during 2016 as compared to 2015 as the number of full time equivalent employees (“FTE”) in Banking increased to 260.2 during 2016 from 191.3 during 2015, as a result of the staffing added as a result of the acquisition of PRB, increased staffing to support the growth in loans and deposits and increased staffing for our property and casualty insurance agency operations which were partially offset by increased deferred costs relating to the higher loan originations. The $10.7 million increase in occupancy and depreciation, professional services and marketing and other expenses were related to increased costs related to the acquisition of PRB, higher legal costs related to ongoing litigation matters, costs associated with our expansion into additional corporate space and opening of new offices, and costs related to the higher levels of loans and deposits, including FDIC insurance and customer service costs.

Noninterest expense in Wealth Management increased $0.8 million for 2016 as compared to 2015 primarily due to increased compensation costs related to the increase in FTE from 55.8 for 2015 to 58.8 for 2016.

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

	2015			2014
(dollars in thousands)	Average Balances	Interest	Average Yield /Rate	Average Balances	Interest	Average Yield /Rate
Interest-earning assets:
Loans	$1,450,081	$57,481	3.96%	$1,016,374	$44,140	4.34%
Securities	224,906	5,227	2.32%	105,755	2,545	2.41%
FHLB stock, fed funds and deposits	41,356	1,763	4.26%	33,749	713	2.11%
Total interest-earning assets	1,716,343	64,471	3.76%	1,155,878	47,398	4.10%
Noninterest-earning assets:
Nonperforming assets	2,098			3,581
Other	24,741			16,116
Total assets	$1,743,182			$1,175,575
Interest-bearing liabilities:
Demand deposits	$293,502	1,351	0.46%	$245,969	1,248	0.51%
Money market and savings	281,539	1,641	0.58%	148,541	841	0.57%
Certificates of deposit	339,846	1,894	0.56%	262,070	1,497	0.57%
Total interest-bearing deposits	914,887	4,886	0.53%	656,580	3,586	0.55%
Borrowings	369,225	1,395	0.38%	192,768	998	0.52%
Total interest-bearing liabilities	1,284,112	6,281	0.49%	849,348	4,584	0.54%
Noninterest-bearing liabilities:
Demand deposits	282,822			226,367
Other liabilities	10,865			8,484
Total liabilities	1,577,799			1,084,199
Stockholders’ equity	165,383			91,376
Total liabilities and equity	$1,743,182			$1,175,575
Net Interest Income		$58,190			$42,814
Net Interest Rate Spread			3.27%			3.56%
Net Yield on Interest- earning Assets			3.39%			3.70%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes between 2015 as compared to 2014.

	Increase (Decrease) due to		Net Increase (Decrease)
(dollars in thousands)	Volume	Rate
Interest earned on:
Loans	$17,472	$(4,131)	$13,341
Securities	2,772	(90)	2,682
FHLB stock, fed funds and deposits	191	859	1,050
Total interest-earning assets	20,435	(3,362)	17,073
Interest paid on:
Demand deposits	224	(121)	103
Money market and savings	774	26	800
Certificates of deposit	435	(38)	397)
Borrowings	725	(328)	397
Total interest-bearing liabilities	2,158	(461)	1,697
Net interest income	$18,277	$(2,901)	$15,376

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

Noninterest income: Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale or REO and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the years ended December 31:

(dollars in thousands)	2015	2014
Trust fees	$2,210	$2,153
Consulting fees	1,100	576
Deposit charges	427	397
Gain on sale of REO	2,935	—
Prepayment fees	—	1,038
Other	1,317	903
Total noninterest income	$844	799
	8,833	$5,866

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

The $9.5 million increase in noninterest expense in Banking in 2015 as compared to 2014 was due primarily to increases in staffing and costs associated with the Bank’s expansion and growth of its balances of loans and deposits.  Compensation and benefits for Banking increased $6.6 million during 2015 as compared to 2014 as the number of FTE in Banking increased to 191.3 during 2015 from 144.5 during 2014, as a result of the acquisition of PRB and increased staffing to support the growth in loans and deposits. The $2.9 million increase in occupancy and depreciation, professional services and marketing and other expenses were related to increased costs related to the acquisition of PRB and costs associated with its expansion into additional corporate space and opening of new offices. In addition, $0.3 million of costs related to the conversion of PRB core processing systems were included in other expenses in the third quarter of 2015.

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

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other, at December 31:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
2016:
Cash and cash equivalents	$597,795	$2,576	$(2,425)	$597,946
Securities AFS	509,578	—	—	509,578
Loans Held For Sale	250,942	—	—	250,942
Loans, net	2,540,309	—	—	2,540,309
Premises and equipment	5,603	991	136	6,730
FHLB Stock	33,750	—	—	33,750
Deferred taxes	16,602	283	(74)	16,811
REO	1,734	—	—	1,734
Goodwill and Intangibles	2,177	—	—	2,177
Other assets	13,270	445	1,711	15,426
Total assets	$3,971,760	$4,295	$(652)	$3,975,403
Deposits	$2,435,538	$—	$(8,743)	$2,426,795
Borrowings	1,250,000	—	—	1,250,000
Intercompany balances	3,019	539	(3,558)	—
Other liabilities	11,670	2,744	(70)	14,344
Shareholders’ equity	271,533	1,012	11,719	284,264
Total liabilities and equity	$3,971,760	$4,295	$(652)	$3,975,403
2015:
Cash and cash equivalents	$215,671	$5,682	$(5,605)	$215,748
Securities AFS	565,135	—	—	565,135
Loans, net	1,754,883	—	—	1,754,883
Premises and equipment	1,996	545	112	2,653
FHLB Stock	21,492	—	—	21,492
Deferred taxes	14,466	630	296	15,392
REO	4,036	—	—	4,036
Goodwill and Intangibles	2,416	—	—	2,416
Other assets	8,645	314	1,865	10,824
Total assets	$2,588,740	$7,171	$(3,332)	$2,592,579
Deposits	$1,569,932	$—	$(47,756)	$1,522,176
Borrowings	796,000	—	—	796,000
Intercompany balances	2,748	121	(2,869)	—
Other liabilities	9,309	2,634	2,724	14,667
Shareholders’ equity	210,751	4,416	44,569	259,736
Total liabilities and equity	$2,588,740	$7,171	$(3,332)	$2,592,579
2014:
Cash and cash equivalents	$29,585	$3,750	$(3,643)	$29,692
Securities AFS	138,270	—	—	138,270
Loans, net	1,156,021	221	—	1,156,242
Premises and equipment	1,539	548	100	2,187
FHLB Stock	12,361	—	—	12,361
Deferred taxes	9,196	601	(49)	9,748
REO	334	—	—	334
Other assets	4,827	500	1,263	6,590
Total assets	$1,352,133	$5,620	$(2,329)	$1,355,424
Deposits	$972,319	$—	$(9,365)	$962,954
Borrowings	263,000	—	19,886	282,886
Intercompany balances	1,287	73	(1,360)	—
Other liabilities	6,352	2,486	1,250	10,088
Shareholders’ equity	109,175	3,061	(12,740)	99,496
Total liabilities and equity	$1,352,133	$5,620	$(2,329)	$1,355,424

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During 2016, total assets for the Company and the Bank increased by $1.4 billion. For the Bank, during 2016, loans, including loans held for sale, increased by $1.0 billion, deposits increased by $866 million, cash and cash equivalents increased by $382 million, securities AFS decreased by $56 million and FHLB advances increased by $454 million. During 2015, total assets for the Company and the Bank increased by $1.2 billion. For the Bank, during 2015, loans increased by $599 million, deposits increased by $598 million, cash and cash equivalents increased by $186 million, securities AFS increased by $427 million and FHLB advances increased by $533 million. Borrowings at FFI decreased by $20 million during 2015.

Cash and cash equivalents, certificates of deposit and securities: Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased by $382 million during 2016. Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale: The following table provides a summary of the Company’s AFS securities portfolio at December 31:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
(dollars in thousands)		Gains	Losses
2016:
US Treasury securities	$300	$—	$(3)	$297
Agency mortgage-backed securities	476,163	160	(7,414)	468,909
Beneficial interest – FHLMC securitization	42,028	711	(2,367)	40,372
Total	$518,491	$871	$(9,784)	$509,578
2015:
US Treasury Securities	$300	$—	$—	$300
Agency notes	16,108	—	(95)	16,013
Agency mortgage-backed securities	538,269	909	(3,030)	536,148
Beneficial interest – FHLMC securitization	12,674	476	(476)	12,674
Total	$567,351	$1,385	$(3,601)	$565,135
2014:
US Treasury Securities	$300	$—	$—	$300
Agency note	10,496	—	(219)	10,277
Agency mortgage-backed securities	125,944	1,881	(132)	127,693
Total	$136,740	$1,881	$(351)	$138,270

The US Treasury Securities are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations.

The $56 million decrease in AFS securities was primarily the result of the sale of $104 million of AFS securities and the collection of $91 million in principal payments which were partially offset by the purchase of $146 million of AFS securities.  The $427 million increase in AFS Securities in 2015 was the result of a capital leverage strategy under which the Company utilized the capital raised in its public offering to leverage an increase in its AFS securities portfolio through the use of FHLB advances. The purchases of securities under this strategy were limited to fifteen year term agency mortgage-backed securities.

The table below indicates, as of December 31, 2016, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2016
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury Securities	$297	$(3)	$—	$—	$297	$(3)
Agency mortgage backed securities	$445,591	$(7,414)	$—	$—	$445,591	$(7,414)
Beneficial interest – FHLMC securitization	18,636	(2,367)	—	—	18,636	(2,367)
Total temporarily impaired securities	$464,227	$(9,784)	$—	$—	$464,227	$(9,784)

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

The scheduled maturities of securities AFS, other than agency mortgage backed securities, and the related weighted average yield is as follows as of December 31, 2016:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$—	$300	$—	$—	$300
Total	$—	$300	$—	$—	$300
Weighted average yield	—%	0.90%	—%	—%	0.90%
Estimated Fair Value:
US Treasury securities	$—	$297	$—	$—	$297
Total	$—	$297	$—	$—	$297

Agency mortgage backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests in FHLMC securitizations as of December 31, 2016 was 2.58%.

Loans. The following table sets forth our loans, by loan category, as of December 31:

(dollars in thousands)	2016	2015	2014	2013	2012
Recorded investment balance:
Loans secured by real estate:
Residential properties:
Multifamily	$1,178,003	$627,311	$481,491	$405,984	$367,412
Single family	602,886	533,257	360,644	227,096	155,864
Total real estate loans secured by residential properties	1,780,889	1,160,568	842,135	633,080	523,276
Commercial properties	476,959	358,791	205,320	154,982	132,217
Land	24,100	12,320	4,309	3,794	7,575
Total real estate loans	2,281,948	1,531,679	1,051,764	791,856	663,068
Commercial and industrial loans	237,941	196,584	93,537	93,255	67,920
Consumer loans	32,127	37,206	21,125	18,484	12,585
Total loans	2,552,016	1,765,469	1,166,426	903,595	743,573
Premiums, discounts and deferred fees and expenses	3,693	14	(34)	50	54
Total	$2,555,709	$1,765,483	$1,166,392	$903,645	$743,627

The $1.0 billion increase in loans, including loans held for sale, during 2016 was the result of loan originations and funding of existing credit commitments of $1.8 billion, which were partially offset by $430 million of payoffs and scheduled principal payments and the sale of $306 million in loans. The $599 million increase in loans during 2015 was the result of loan originations and funding of existing credit commitments of $944 million and $80 million of loans obtained in the acquisition of PRB, which were partially offset by $324 million of payoffs and scheduled principal payments and the sale of $102 million of loans. The scheduled maturities, as of December 31, 2016, of the performing loans categorized as land loans and as commercial and industrial loans, are as follows:

	Scheduled Maturity			Loans With a Scheduled Maturity After One Year
(dollars in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Loans With Fixed Rates	Loan With Adjustable Rates
Land loans	$6,414	$14,182	$3,504	$3,781	$13,905
Commercial and industrial loans	$97,873	$86,957	$53,410	$78,650	$83,313

Deposits: The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of December 31:

	2016		2015		2014
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$661,781	—	$299,794	—	$246,137
Interest-bearing	194,274	0.471%	260,167	0.359%	291,509	0.502%
Money market and savings	941,344	0.677%	492,015	0.531%	171,958	0.626%
Certificates of deposits	629,396	0.589%	470,200	0.554%	253,350	0.619%
Total	$2,426,795	0.453%	$1,522,176	0.404%	$962,954	0.427%

The $905 million increase in deposits during 2016 reflects the organic growth of our Banking operations, $179 million of deposits acquired in an acquisition of two branches in December 2016 and a $116 million increase in brokered deposits. The $559 million increase in deposits during 2015 reflects the organic growth of our Banking operations, $120 million of deposits acquired in an acquisition, and a $251 million increase in brokered deposits.

During 2016, deposit market rates, which were declining in prior years, increased. The weighted average rate of interest-bearing deposits, which decreased from 0.57% at December 31, 2014 to 0.50% at December 31, 2015, increased to 0.62% at December 31, 2016, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits, which decreased from 0.43% at December 31, 2014, to 0.40% at December 31, 2015, increased to 0.45% at December 31, 2016. As the Company continues to grow, it has offered increased rates on promotional products to attract new deposit clients.

The maturities of our certificates of deposit of $100,000 or more were as follows as of December 31, 2016:

(dollars in thousands)
3 months or less	$143,496
Over 3 months through 6 months	96,116
Over 6 months through 12 months	80,829
Over 12 months	21,842
Total	$342,283

FFB utilizes a third party program called CDARs which allows FFB to transfer funds of its clients in excess of the FDIC insurance limit (currently $250,000) to other institutions in exchange for an equal amount of funds from clients of these other institutions. This has allowed FFB to provide FDIC insurance coverage to its clients. Under certain regulatory guidelines, these deposits are considered brokered deposits. From time to time, the Bank will utilize brokered deposits as a source of funding.  As of December 31, 2016, the Bank held $327.0 million of deposits which are classified as brokered deposits, including $45.1 million of CDARs reciprocal deposits.

Borrowings: At December 31, 2016, our borrowings consisted of $1.3 billion of overnight FHLB advances at FFB. At December 31, 2015, our borrowings consisted of $796 million of overnight FHLB advances at FFB. These overnight FHLB advances were paid in full in the early parts of January 2016 and January 2017, respectively. Because FFB utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The weighted average interest rate on these overnight borrowings was

0.45% for 2016 and 0.20% for 2015. The average balance of overnight borrowings was $507 million during 2016, as compared to $352 million during 2015. The maximum amount of short-term FHLB advances outstanding at any month-end during 2016, and 2015, was $1.3 million, and $796 million, respectively.

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

	Past Due and Still Accruing				Total Past Due and Nonaccrual	Current	Total
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual
2016:
Real estate loans:
Residential properties	$—	$—	$—	$3,759	$3,759	$1,777,130	$1,780,889
Commercial properties	—	—	2,128	1,120	3,248	473,711	476,959
Land	—	—	—	—	—	24,100	24,100
Commercial and industrial loans	—	2	3,800	3,359	7,161	230,780	237,941
Consumer loans	—	—	—	—	—	32,127	32,127
Total	$—	$2	$5,928	$8,238	$14,168	$2,537,848	$2,552,016
Percentage of total loans	—%	0.00%	0.23%	0.32%	0.56%
2015:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$1,160,568	$1,160,568
Commercial properties	1,232	—	793	1,552	3,577	355,214	358,791
Land	—	—	—	—	—	12,320	12,320
Commercial and industrial loans	2,425	1,639	5,713	2,509	12,286	184,298	196,584
Consumer loans	1,010	—	1,991	75	3,076	34,130	37,206
Total	$4,667	$1,639	$8,497	$4,136	$18,939	$1,746,530	$1,765,469
Percentage of total loans	0.26%	0.09%	0.48%	0.23%	1.07%
2014:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$842,135	$842,135
Commercial properties	—	805	200	596	1,601	203,719	205,320
Land	—	—	651	—	651	3,658	4,309
Commercial and industrial loans	2,092	289	700	342	3,423	90,114	93,537
Consumer loans	—	—	637	163	800	20,325	21,125
Total	$2,092	$1,094	$2,188	$1,101	$6,475	$1,159,951	$1,166,426
Percentage of total loans	0.18%	0.09%	0.19%	0.09%	0.56%

The level of delinquent loans and nonaccrual loans have been adversely impacted by the loans acquired in an acquisition. As of December 31, 2016, of the $14.2 million in loans over 90 days past due, including loans on nonaccrual, $3.7 million, or 27% were loans acquired in an acquisition.

The following table presents the composition of troubled debt restructurings (“TDRs”) by accrual and nonaccrual status as of:

	December 31, 2016			December 31, 2015
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial and industrial	$317	$3,109	$3,426	$—	$344	$344

These loans were classified as a TDR as a result of a reduction in required principal payments and/or an extension of the maturity date of the loans.

The following is a breakdown of our loan portfolio by the risk category of loans at December 31:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
2016:
Real estate loans:
Residential properties	$1,773,296	$1,500	$—	$6,093	$1,780,889
Commercial properties	470,484	1,913	2,414	2,148	476,959
Land	24,100	—	—	—	24,100
Commercial and industrial loans	219,676	3,625	13,887	753	237,941
Consumer loans	32,137	—	—	—	32,127
Total	$2,519,683	$7,038	$16,301	$8,994	$2,552,016
2015:
Real estate loans:
Residential properties	$1,159,029	$1,539	$—	$—	$1,160,568
Commercial properties	351,988	174	354	6,275	358,791
Land	11,180	—	1,140	—	12,320
Commercial and industrial loans	180,755	4,977	5,165	5,687	196,584
Consumer loans	37,130	—	—	76	37,206
Total	$1,740,082	$6,690	$6,659	$12,038	$1,765,469
2014:
Real estate loans:
Residential properties	$841,538	$554	$—	$43	$842,135
Commercial properties	198,112	1,266	200	5,742	205,320
Land	4,309	—	—	—	4,309
Commercial and industrial loans	81,067	5,276	1,559	5,635	93,537
Consumer loans	20,962	—	47	116	21,125
Total	$1,145,988	$7,096	$1,806	$11,536	$1,166,426
2013:
Real estate loans:
Residential properties	$630,832	$—	$—	$2,248	$633,080
Commercial properties	150,053	—	4,108	821	154,982
Land	2,314	—	1,480	—	3,794
Commercial and industrial loans	88,166	43	2,047	2,999	93,255
Consumer loans	18,309	—	175	—	18,484
Total	$889,674	$43	$7,810	$6,068	$903,595
2012:
Real estate loans:
Residential properties	$519,288	$—	$1,731	$2,257	$523,276
Commercial properties	127,803	—	4,414	—	132,217
Land	3,818	—	3,214	543	7,575
Commercial and industrial loans	62,000	889	2,295	2,736	67,920
Consumer loans	12,387	127	71	—	12,585
Total	$725,296	$1,016	$11,725	$5,536	$743,573

We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. We measure impairment using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the properties collateralizing the loan, for collateral dependent loans. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of the property collateralizing an impaired loan are considered in computing the provision for loan losses. Loans collectively reviewed for impairment include all loans except for loans which are individually reviewed based on specific criteria, such as delinquency, debt coverage, adequacy of collateral and condition of property collateralizing the loans. Impaired loans include nonaccrual loans (excluding those collectively reviewed for impairment), certain restructured loans and certain performing loans less than ninety days delinquent (“other impaired loans”) which we believe are not likely to be collected in accordance with contractual terms of the loans.

In 2012 and 2015, we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows at December 31:

(dollars in thousands)	2016	2015
Outstanding principal balance:
Loans secured by real estate:
Commercial properties	$295	$533
Land	—	1,616
Total real estate loans	295	2,149
Commercial and industrial loans	4,258	6,787
Consumer loans	17	14
Total loans	4,570	8,950
Unaccreted discount on purchased credit impaired loans	(1,197)	(2,291)
Total	$3,373	$6,659

Allowance for Loan Losses. The following table summarizes the activity in our ALLL for the year ended December 31:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
2016:
Real estate loans:
Residential properties	$6,799	$(130)	$—	$—	$6,669
Commercial properties	1,813	1,051	(50)	169	2,983
Land and construction	103	130	—	—	233
Commercial and industrial loans	1,649	3,578	—	—	5,227
Consumer loans	236	52	—	—	288
Total	$10,600	$4,681	$(50)	$169	$15,400
2015:
Real estate loans:
Residential properties	$6,546	$253	$—	$—	$6,799
Commercial properties	1,499	624	(310)	—	1,813
Land and construction	67	36	—	—	103
Commercial and industrial loans	1,897	1,665	(1,913)	—	1,649
Consumer loans	141	95	—	—	236
Total	$10,150	$2,673	$(2,223)	$—	$10,600
2014:
Real estate loans:
Residential properties	$6,135	$411	$—	$—	$6,546
Commercial properties	1,425	74	—	—	1,499
Land and construction	37	30	—	—	67
Commercial and industrial loans	2,149	(252)	—	—	1,897
Consumer loans	169	(28)	—	—	141
Total	$9,915	$235	$—	$—	$10,150
2013:
Real estate loans:
Residential properties	$4,355	$1,802	$—	$—	$6,157
Commercial properties	936	561	(57)	—	1,440
Commercial and industrial loans	2,841	71	(763)	—	2,149
Consumer loans	208	(39)	—	—	169
Total	$8,340	$2,395	$(820)	$—	$9,915
2012:
Real estate loans:
Residential properties	$3,984	$646	$(275)	$—	$4,355
Commercial properties	1,218	(282)	—	—	936
Commercial and industrial loans	1,104	1,737	—	—	2,841
Consumer loans	244	(36)	—	—	208
Total	$6,550	$2,065	$(275)	$—	$8,340

Excluding the loans acquired in an Acquisition and any related allocated ALLL, our ALLL as a percentage of total loans was 0.60% and 0.61% as of December 31, 2016, and December 31, 2015, respectively.

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

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method at December 31:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit Component Other Loans
	Evaluated for Impairment		Purchased Impaired	Total
	Individually	Collectively
2016:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,669	$—	$6,669	$128
Commercial properties	—	2,983	—	2,983	136
Land	—	233	—	233	2
Commercial and industrial loans	—	5,227	—	5,227	147
Consumer loans	—	288	—	288	19
Total	$—	$15,400	$—	$15,400	$432
Loans:
Real estate loans:
Residential properties	$6,093	$1,774,796	$—	$1,780,889	$12,373
Commercial properties	2,148	474,634	177	476,959	24,796
Land	—	24,100	—	24,100	437
Commercial and industrial loans	753	233,992	3,196	237,941	20,165
Consumer loans	—	32,127	—	32,127	1,266
Total	$8,994	$2,539,649	$3,373	$2,552,016	$59,037
2015:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,799	$—	$6,799	$127
Commercial properties	30	1,783	—	1,813	363
Land	—	103	—	103	42
Commercial and industrial loans	—	1,649	—	1,649	187
Consumer loans	—	236	—	236	13
Total	$30	$10,570	$—	$10,600	$732
Loans:
Real estate loans:
Residential properties	$—	$1,160,568	$—	$1,160,568	$7,747
Commercial properties	6,275	352,162	354	358,791	43,287
Land	—	11,180	1,140	12,320	4,267
Commercial and industrial loans	5,687	185,732	5,165	196,584	28,231
Consumer loans	76	37,130	—	37,206	1,761
Total	$12,038	$1,746,772	$6,659	$1,765,469	$85,293

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit Component Other Loans
	Evaluated for Impairment		Purchased Impaired	Total
	Individually	Collectively
2014:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,586	$—	$6,586	$26
Commercial properties	26	1,500	—	1,526	193
Land	—	—	—	—	4
Commercial and industrial loans	686	1,211	—	1,897	45
Consumer loans	—	141	—	141	—
Total	$712	$9,438	$—	$10,150	$268
Loans:
Real estate loans:
Residential properties	$43	$842,092	$—	$842,135	$2,861
Commercial properties	5,742	199,378	200	205,320	21,126
Land	—	4,309	—	4,309	1,099
Commercial and industrial loans	5,635	86,343	1,559	93,537	5,893
Consumer loans	116	20,962	47	21,125	8
Total	$11,536	$1,153,084	$1,806	$1,166,426	$30,987
2013:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,157	$—	$6,157	$36
Commercial properties	190	1,250	—	1,440	290
Land	—	—	—	—	26
Commercial and industrial loans	925	1,224	—	2,149	126
Consumer loans	—	169	—	169	11
Total	$1,115	$8,800	$—	$9,915	$489
Loans:
Real estate loans:
Residential properties	$2,248	$630,832	$—	$633,080	$3,449
Commercial properties	821	150,053	4,108	154,982	23,968
Land	—	2,314	1,480	3,794	1,939
Commercial and industrial loans	2,999	88,209	2,047	93,255	10,354
Consumer loans	—	18,441	43	18,484	160
Total	$6,068	$889,849	$7,678	$903,595	$39,870
2012:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$4,355	$—	$4,355	$62
Commercial properties	—	936	—	936	617
Land	—	—	—	—	129
Commercial and industrial loans	1,536	1,305	—	2,841	302
Consumer loans	—	208	—	208	19
Total	$1,536	$6,804	$—	$8,340	$1,129
Loans:
Real estate loans:
Residential properties	$2,257	$519,288	$1,731	$523,276	$5,121
Commercial properties	—	128,035	4,182	132,217	39,862
Commercial and industrial loans	543	3,818	3,214	7,575	4,521
Consumer loans	2,736	62,989	2,195	67,920	16,512
Total	$—	12,514	71	12,585	324
	5,536	$726,644	$11,393	$743,573	$66,340

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in the DCB and PRB acquisitions, and the stated principal balance of the related loans. The discount is equal to 0.73% and 0.86% of the stated principal balance of these loans as of December 31, 2016 and 2015, respectively. In addition to this unaccreted credit component discount, an additional $0.5 million and $0.3 million of the ALLL were provided for these loans as of December 31, 2016 and 2015, respectively.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of shares by FFI. The remaining balances of the Company’s lines of credit available to draw down totaled $172 million at December 31, 2016.

Cash Flows Provided by Operating Activities. During the year ended December 31, 2016 operating activities provided net cash of $19.8 million, comprised primarily of our net income of $23.3 million. During the year ended December 31, 2015 operating activities provided net cash of $13.9 million, comprised primarily of our net income of $13.4 million.

Cash Flows Used in Investing Activities. During the year ended December 31, 2016, investing activities used net cash of $1.0 billion, primarily to fund a $1.3 billion net increase in loans and a $55.6 million net increase in securities AFS, offset partially by $311.7 million in proceeds from loan sales and $104.1 million in proceeds from securities sales. During the year ended December 31, 2015, investing activities used net cash of $916.5 million, primarily to fund a $626.2 million net increase in loans and a $426.9 million net increase in securities AFS, offset partially by $106.2 million in proceeds from loan sales and $38.1 million of cash in from the acquisition of PRB.

Cash Flow Provided by Financing Activities. During the year ended December 31, 2016, financing activities provided net cash of $1.4 billion, consisting primarily of a net increase of $904.6 million in deposits and a net increase of $454 million in borrowings. During the year ended December 31, 2015, financing activities provided net cash of $1.1 billion, consisting primarily of a net increase of $439.4 million in deposits and a net increase of $533.0 million in borrowings, and $136.2 million proceeds from the sale of stock.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At December 31, 2016 and December 31, 2015, the loan-to-deposit ratios at FFB were 115.7%, and 116.0%, respectively.

Contractual Obligations

The following table summarizes the indicated contractual obligations of the Company as of the December 31, 2016:

	Payments Due by Period
(dollars in thousands)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

FHLB Advances	$1,250,000	$1,250,000	$—	$—	$—
Operating lease obligations	25,393	4,638	8,751	7,861	4,143
Total	$1,275,393	$1,254,638	$8,751	$7,861	$4,143

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of December 31, 2016:

(dollars in thousands)
Commitments to fund new loans	$43,006
Commitments to fund under existing loans, lines of credit	211,745
Commitments under standby letters of credit	4,830

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of December 31, 2016, FFB was obligated on $129.0 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $111.0 million of deposits from the State of California.

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

Gap Analysis. Under this analysis, rate sensitivity is measured by the extent to which our interest-earning assets and interest-bearing liabilities reprice or mature at different times. Rate sensitivity gaps in which the repricing of interest-earning assets exceed the repricing of interest-bearing liabilities tend to produce an expanded net yield on interest-earning assets in rising interest rate environments and a reduced net yield on interest-earning assets in declining interest rate environments. Conversely, when the repricing of interest-bearing liabilities exceed the repricing of interest-earning assets, the net yield on interest-earning assets generally declines in rising interest rate environments and increases in declining interest rate environments. The following table sets forth the interest-earning assets and interest-bearing liabilities on the basis of when they reprice or mature as of December 31, 2016:

(dollars in thousands)	Less than 1 year	From 1 to 3 Years	From 3 to 5 Years	Over 5 Years	Total
Interest-earnings assets:
Cash equivalents	$586,331	$—	$—	$—	$586,331
Securities, FHLB stock	105,471	121,205	95,969	229,786	552,431
Loans	389,441	473,157	949,195	984,081	2,795,874
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	(194,274)	—	—	—	(194,274)
Money market and savings	(941,344)	—	—	—	(941,344)
Certificates of deposit	(599,033)	(27,422)	(2,846)	(95)	(629,396)
Borrowings	(1,250,000)	—	—	—	(1,250,000)
Net: Current Period	$(1,903,408)	$566,940	$1,042,318	$1,213,772	$919,622
Net: Cumulative	$(1,903,408)	$(1,336,468)	$(294,150)	$919,622

The cumulative positive total of $919.6 million reflects the funding provided by noninterest-bearing deposits and equity. Because we had a $1.9 billion net negative position at December 31, 2016 for the repricing period of less than one year, the result of this analysis indicate that we would be adversely impacted by a short term increase in interest rates and would benefit from a short term decrease in interest rates.

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

Net Interest Income Simulations (“NII”). Under this analysis, we use a simulation model to measure and evaluate potential changes in our net interest income resulting from changes in interest rates. This model measures the impact of instantaneous shocks of 100, 200, 300 and 400 basis points on our net interest income over a 12 month forecast period. The computed changes to our net interest income between hypothetical rising and declining rate scenarios for the twelve month period beginning December 31, 2016 are as follows:

Assumed Instantaneous Change in Interest Rates	Estimated Increase (Decrease) in Net Interest Income
+ 100 basis points	(11.1)%
+ 200 basis points	(21.2)%
+ 300 basis points	(32.5)%
+ 400 basis points	(42.9)%
- 100 basis points	(2.3)%
- 200 basis points	(3.4)%

We did not include scenarios below the minus 200 basis point scenario because we believe those scenarios are not meaningful based on current interest rate levels. The NII results indicate that we would be adversely impacted by a short term increase in interest rates and would benefit from a short term decrease in interest rates. The results of the NII are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. These could include, but are not limited to, non-parallel yield curve shifts, changes in market interest rate spreads and the actual reaction to changes in interest rate levels of interest-earning assets and interest-bearing liabilities. It is not uncommon for rates on certain assets or liabilities to lag behind changes in the market rates of interest. Additionally, prepayments of loans and early withdrawals of certificates of deposit could cause interest sensitivities to vary.

Economic Value of Equity Calculations (“EVE”). The EVE measures the sensitivity of our market value equity to simultaneous changes in interest rates. EVE is derived by subtracting the economic value of FFB’s liabilities from the economic value of its assets, assuming current and hypothetical interest rate environments. EVE is based on all of the future cash flows expected to be generated by the FFB’s current balance sheet, discounted to derive the economic value of FFB’s assets & liabilities. These cash flows may change depending on the assumed interest rate environment and the resulting changes in other assumptions, such as prepayment speeds. The computed changes to our economic value of equity between hypothetical rising and declining rate scenarios as of December 31, 2016 are as follows:

Assumed Simultaneous Change in Interest Rates	Estimated Increase (Decrease) in Economic Value of Equity
+ 100 basis points	5.5%
+ 200 basis points	(5.5)%
+ 300 basis points	(7.4)%
+ 400 basis points	(10.1)%
- 100 basis points	(5.1)%
- 200 basis points	(16.2)%

We did not include scenarios below the minus 200 basis point scenario because we believe those scenarios are not meaningful based on current interest rate levels. The EVE results indicate that we would be adversely impacted by a short term increase in interest rates and a short term decrease in interest rates. This differs from the NII results because, in the current interest rate environment, assumed interest rate floors for loans eliminates the benefit normally derived for loans in a declining interest rate environment. The results of the EVE are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. These could include, but are not limited to, non-parallel yield curve shifts, changes in market interest rate spreads and the actual reaction to changes in interest rate levels of interest-earning assets and interest-bearing liabilities. It is not uncommon for rates on certain assets or liabilities to lag behind changes in the market rates of interest. Additionally, prepayments of loans and early withdrawals of certificates of deposit could cause interest sensitivities to vary.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2016
CET1 capital ratio	$285,754	12.80%	$100,432	4.50%
Tier 1 leverage ratio	285,754	8.76%	130,525	4.00%
Tier 1 risk-based capital ratio	285,754	12.80%	133,910	6.00%
Total risk-based capital ratio	301,664	13.52%	178,547	8.00%
December 31, 2015
Tier 1 leverage ratio	$256,007	17.44%	$66,072	4.50%
Tier 1 risk-based capital ratio	256,007	11.81%	86,736	4.00%
Total risk-based capital ratio	256,007	17.44%	88,096	6.00%
Total risk-based capital ratio	267,027	18.19%	117,461	8.00%
December 31, 2014
Tier 1 leverage ratio	$95,582	7.32%	$52,200	4.00%
Tier 1 risk-based capital ratio	95,582	11.02%	34,700	4.00%
Total risk-based capital ratio	106,132	12.23%	69,399	8.00%
FFB
December 31, 2016
CET1 capital ratio	$272,221	12.23%	$100,166	4.50%	$144,685	6.50%
Tier 1 leverage ratio	272,221	8.36%	130,305	4.00%	162,881	5.00%
Tier 1 risk-based capital ratio	272,221	12.23%	133,555	6.00%	178,074	8.00%
Total risk-based capital ratio	288,131	12.94%	178,074	8.00%	222,592	10.00%
December 31, 2015
Tier 1 leverage ratio	$206,341	14.10%	$65,872	4.50%	$95,148	6.50%
Tier 1 risk-based capital ratio	206,341	9.54%	86,543	4.00%	108,179	5.00%
Total risk-based capital ratio	206,341	14.10%	87,829	6.00%	117,106	8.00%
Total risk-based capital ratio	217,361	14.85%	117,106	8.00%	146,382	10.00%
December 31, 2014
Tier 1 leverage ratio	$105,261	8.09%	$52,036	4.00%	$65,045	5.00%
Tier 1 risk-based capital ratio	105,261	12.18%	34,572	4.00%	51,858	6.00%
Total risk-based capital ratio	115,811	13.40%	69,144	8.00%	86,430	10.00%

As of each of the dates set forth in the above table, the Company (on a consolidated basis) exceeded the minimum required capital ratios applicable to it and FFB (on a stand-alone basis) qualified as a well-capitalized depository institution under the capital adequacy guidelines described above.

As of December 31, 2016, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $127.5 million for the CET1 capital ratio, $109.3 million for the Tier 1 Leverage Ratio, $94.1million for the Tier 1 risk-based capital ratio and $65.5 million for the Total risk-based capital ratio.

During the years ended December 31, 2016 and 2015, FFI made capital contributions to FFB of $40.0 million and $76.5 million, respectively. As of December 31, 2016, FFI had $11.9 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

In July, 2013, the federal bank regulatory agencies approved the final rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks.  The new rules became effective on January 1, 2015, with certain of the requirements phased-in over a multi-year schedule, and fully phased in by January 1, 2019.  The rules include a new common equity Tier 1 ("CET1") capital to risk-weighted assets ratio with minimums for capital adequacy and prompt corrective action purposes of 4.5% and 6.5%, respectively.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules. For additional information regarding these New Capital Rules, see Item 1 “Business —Supervision and Regulation—First Foundation Bank —New Basel III Capital Rules” in Part I above.

We did not pay dividends in 2016 or 2015 and we have no plans to pay dividends at least for the foreseeable future. Instead, it is our intention to retain internally generated cash flow to support our growth. Moreover, the payment of dividends is subject to certain regulatory restrictions, which are discussed in Item 1 “Business—Supervision and Regulation—Dividends” in Part I above.

We had no material commitments for capital expenditures as of December 31, 2016. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, including by opening additional wealth management offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns, although we do not have any immediate plans, arrangements or understandings relating to any material acquisition. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations. See Item 1A – “Risk Factors” in Part I above for information regarding the impact that future sales of our common stock may have on the share ownership of our existing stockholders.

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

FIRST FOUNDATION INC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First Foundation Inc. and Subsidiaries

Irvine, California

We have audited the accompanying consolidated balance sheets of First Foundation Inc. and Subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016.  These consolidated financial statements are the responsibility of First Foundation, Inc. and Subsidiaries’ management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Foundation Inc. and Subsidiaries as of December 31, 2016 and 2015 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), First Foundation Inc. and Subsidiaries’ internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2017, expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for stock-based compensation in the consolidated financial statements referred to above due to the adoption of Accounting Standards Update (ASU) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

Laguna Hills, California

March 15, 2017

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$597,946	$215,748
Securities available-for-sale (“AFS”)	509,578	565,135
Loans held for sale	250,942	—

Loans, net of deferred fees	2,555,709	1,765,483
Allowance for loan and lease losses (“ALLL”)	(15,400)	(10,600)
Net loans	2,540,309	1,754,883

Premises and equipment, net	6,730	2,653
Investment in FHLB stock	33,750	21,492
Deferred taxes	16,811	15,392
Real estate owned (“REO”)	1,734	4,036
Goodwill and intangibles	2,177	2,416
Other assets	15,426	10,824
Total Assets	$3,975,403	$2,592,579

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$2,426,795	$1,522,176
Borrowings	1,250,000	796,000
Accounts payable and other liabilities	14,344	14,667
Total Liabilities	3,691,139	2,332,843
Commitments and contingencies	—	—
Shareholders’ Equity
Common Stock, par value $.001: 70,000,000 shares authorized; 32,719,632 and 31,961,052 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	16	16
Additional paid-in-capital	232,428	227,262
Retained earnings	57,065	33,762
Accumulated other comprehensive (loss), net of tax	(5,245)	(1,304)
Total Shareholders’ Equity	284,264	259,736
Total Liabilities and Shareholders’ Equity	$3,975,403	$2,592,579

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2016	2015	2014
Interest income:
Loans	$85,080	$57,481	$44,140
Securities	12,781	5,227	2,545
FHLB stock, fed funds sold and interest-bearing deposits	2,781	1,763	713
Total interest income	100,642	64,471	47,398
Interest expense:
Deposits	8,916	4,886	3,586
Borrowings	2,277	1,395	998
Total interest expense	11,193	6,281	4,584
Net interest income	89,449	58,190	42,814
Provision for loan losses	4,681	2,673	235
Net interest income after provision for loan losses	84,768	55,517	42,579
Noninterest income:
Asset management, consulting and other fees	24,384	23,486	21,798
Gain on sale of loans	7,812	2,935	—
Gain (loss) on capital market activities	(1,043)	—	—
Other income	3,407	2,352	2,951
Total noninterest income	34,560	28,773	24,749
Noninterest expense:
Compensation and benefits	48,574	40,456	33,550
Occupancy and depreciation	11,978	9,260	7,325
Professional services and marketing costs	9,825	5,490	5,995
Other expenses	10,617	6,252	5,637
Total noninterest expense	80,994	61,458	52,507
Income before taxes on income	38,334	22,832	14,821
Taxes on income	15,031	9,454	6,427
Net income	$23,303	$13,378	$8,394
Net income per share:
Basic	$0.72	$0.60	$0.54
Diluted	$0.70	$0.58	$0.51
Shares used in computation:
Basic	32,365,800	22,310,014	15,474,072
Diluted	33,471,816	23,151,710	16,332,686

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2016	2015	2014
Net income	$23,303	$13,378	$8,394
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	(6,697)	(3,746)	4,198
Other comprehensive income (loss) before tax	(6,697)	(3,746)	4,198
Income tax (expense) benefit related to items of other comprehensive income	2,122	1,542	(1,728)
Other comprehensive income (loss)	(4,575)	(2,204)	2,470

Less: Reclassification adjustment for gains (loss) included in net earnings	1,043	—	—
Income tax (expense) benefit related to reclassification adjustment	(409)	—	—
Reclassification adjustment for gains included in net earnings, net of tax	634	—	—
Other comprehensive income (loss), net of tax	(3,941)	(2,204)	2,470
Total comprehensive income	$19,362	$11,174	$10,864

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount

Balance: December 31, 2013	15,467,028	$8	$76,334	$11,990	$(1,570)	$86,762
Net income	—	—	—	8,394	—	8,394
Other comprehensive income	—	—	—	—	2,470	2,470
Issuance of restricted stock	6,444	—	—	—	—	—
Issuance of common stock:
Exercise of options	169,732	—	949	—	—	949
Payout of contingent consideration	47,160	—	354	—	—	354
Stock-based compensation	—	—	451	—	—	451
Tax windfall from exercise of stock options	—	—	116	—	—	116
Balance: December 31, 2014	15,690,364	8	78,204	20,384	900	99,496
Net income	—	—	—	13,378	—	13,378
Other comprehensive loss	—	—	—	—	(2,204)	(2,204)
Stock-based compensation	—	—	613	—	—	613
Issuance of common stock:
Exercise of options	62,614	—	405	—	—	405
Stock grants – vesting of RSUs	21,524	—	—	—	—	—
Payout of contingent consideration	62,128	—	452	—	—	452
Sale of stock	544,070	—	5,000	—	—	5,000
Stock issued in acquisition	1,242,690	1	11,805	—	—	11,806
Public offering	14,337,662	7	130,751	—	—	130,758
Tax windfall from exercise of stock options	—	—	32	—	—	32
Balance: December 31, 2015	31,961,052	16	227,262	33,762	(1,304)	259,736
Net income	—	—	—	23,303	—	23,303
Other comprehensive loss	—	—	—	—	(3,941)	(3,941)
Stock based compensation	—	—	899	—	—	899
Issuance of common stock:
Exercise of options	690,592	—	4,267	—	—	4,267
Issuance of restricted stock	67,988	—	—	—	—	—
Balance: December 31, 2016	32,719,632	$16	$232,428	$57,065	$(5,245)	$284,264

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$23,303	$13,378	$8,394
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,681	2,673	235
Depreciation and amortization	1,858	1,350	1,231
Stock–based compensation expense	899	613	451
Deferred tax expense (benefit)	1,337	(1,866)	576
Amortization of (discounts) premiums on purchased loans - net	(1,200)	(612)	(2,310)
Gain on sale of REO	—	—	(1,038)
Gain on sale of loans	(7,812)	(2,935)	—
Gain on sale of securities	(1,307)	—	—
Increase in other assets	(1,666)	(3,473)	(1,244)
Increase in accounts payable and other liabilities	(323)	4,741	3,060
Net cash provided by operating activities	19,770	13,869	9,355
Cash Flows from Investing Activities:
Net increase in loans	(1,348,286)	(626,245)	(262,271)
Proceeds from sale of loans	311,709	106,251	—
Purchases of AFS securities	(145,614)	(446,652)	(83,527)
Proceeds from sale of securities	104,146	—	—
Maturities of AFS securities	91,128	22,826	8,388
Proceeds from sale of REO	4,652	—	4,198
Purchase of note on REO property	—	—	(1,285)
Cash in from merger	—	38,081	—
Sale (purchase) of FHLB stock, net	(12,258)	(8,979)	(5,640)
Purchase of premises and equipment	(5,935)	(1,753)	(169)
Net cash used in investing activities	(1,000,458)	(916,471)	(340,306)
Cash Flows from Financing Activities:
Increase in deposits	904,619	439,381	160,917
Net increase in FHLB advances	454,000	533,000	129,000
Term note - borrowings	—	10,114	15,000
Term note - payments	—	(30,000)	(2,177)
Proceeds from the sale of stock, net	4,267	136,163	949
Net cash provided by financing activities	1,362,886	1,088,658	303,689
Increase (decrease) in cash and cash equivalents	382,198	186,056	(27,262)
Cash and cash equivalents at beginning of year	215,748	29,692	56,954
Cash and cash equivalents at end of year	$597,946	$215,748	$29,692
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$10,695	$6,082	$4,585
Income taxes	$17,156	$10,050	$5,394
Noncash transactions:
Transfer of loans to loans held for sale	$519,721	$102,026	$—
Chargeoffs (recoveries) against allowance for loans losses	$(119)	$2,223	$—
Transfer from loans to REO	$2,350	$—	$1,834

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2016, 2015, and 2014

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

First Foundation Inc. (“FFI”) is a financial services holding company whose operations are conducted through its wholly owned subsidiaries: First Foundation Advisors (“FFA”) and First Foundation Bank (“FFB” or the “Bank”) and the wholly owned subsidiaries of FFB, First Foundation Insurance Services (“FFIS”) and Blue Moon Management, LLC (collectively the “Company”). FFI also has two inactive wholly owned subsidiaries, First Foundation Consulting (“FFC”) and First Foundation Advisors, LLC (“FFA LLC”). In addition, FFA has set up a limited liability company, which is not included in these consolidated financial statements, as a private investment fund to provide an investment vehicle for its clients. The corporate headquarters for all of the companies is located in Irvine, California. The Company has offices in California, Nevada, and Hawaii.

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

FFA, established in 1985 and incorporated in the State of California, began operating in 1990 as a fee-based registered investment advisor. FFA provides (i) investment management and financial planning services for high net-worth individuals, retirement plans, charitable institutions and private foundations; (ii) financial, investment and economic advisory and related services to high net-worth individuals and their families, family-owned businesses, and other related organizations; and (iii) support services involving the processing and transmission of financial and economic data for charitable organizations. At the end of 2016, these services were provided to approximately 1,400 clients, primarily located in Southern California, with an aggregate of $3.6 billion of assets under management.

The Bank commenced operations in 2007 and currently operates in California, Nevada, and in Hawaii. The Bank offers a wide range of deposit instruments including personal and business checking and savings accounts, including interest-bearing negotiable order of withdrawal (“NOW”) accounts, money market accounts, and time certificates of deposit (“CD”) accounts. As a lender, the Bank originates, and retains for its portfolio, loans secured by real estate and commercial loans. Over 90% of the Bank’s loans are to clients located in California. The Bank also offers a wide range of specialized services including trust services, on-line banking, remote deposit capture, merchant credit card services, ATM cards, Visa debit cards, business sweep accounts, and through FFIS, insurance brokerage services. The Bank has a state non-member bank charter and it is subject to continued examination by the California Department of Business Oversight and the Federal Deposit Insurance Corporation (“FDIC”).

At December 31, 2016, the Company employed 335 employees.

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

Variable Interest Entities

The Company may have variable interests in Variable Interest Entities (“VIEs”) arising from debt, equity or other monetary interests in an entity, which change with fluctuations in the fair value of the entity's assets. VIEs are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity's operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

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

The Company has sold loans through securitizations sponsored by a government sponsored entity, Freddie Mac, who also provided credit enhancement of the loans through certain guarantee provisions. The Company retained the right to provide servicing for the loans except for special servicing for which an unrelated third party was engaged by the VIE. In addition the Company acquired the “B” piece of the securitizations, which is structured to absorb any losses from the securitizations, and interest only strips from the securitization. Because the Company does not act as the special servicer for the VIE and because of the power of Freddie Mac over the VIE that holds the assets from the mortgage loan securitizations, the Company is not the primary beneficiary of the VIE and therefore the VIE is not consolidated.

Reclassifications

Certain amounts in the 2015 consolidated financial statements have been reclassified to conform to the 2016 presentation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, certificates of deposits with maturities of less than ninety days, investment securities with original maturities of less than ninety days, money market mutual funds and federal funds sold. At times, the Bank maintains cash at major financial institutions in excess of FDIC insured limits. However, as the Bank places these deposits with major well-capitalized financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to be minimal. The Bank maintains most of its excess cash at the Federal Reserve Bank, with well-capitalized correspondent banks or with other depository institutions at amounts less than the FDIC insured limits. At December 31, 2016, included in cash and cash equivalents were $585.5 million in funds held at the Federal Reserve Bank.

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank was in compliance with its reserve requirements as of December 31, 2016.

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

Years Ended December 31, 2016, 2015, and 2014

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

Nonaccrual Loans

Loans are placed on nonaccrual status when the full and timely collection of principal and interest is doubtful, generally when the loan becomes 90 days or more past due for principal or interest payment. All payments received on nonaccrual loans are accounted for using the cost recovery method. Under the cost recovery method, all cash collected is applied to first reduce the principal balance. A loan may be returned to accrual status if all delinquent principal and interest payments are brought current and the collectability of the remaining principal and interest payments in accordance with the loan agreement is reasonably assured. Loans that are well secured and in the collection process may be maintained on accrual status, even if they are 90 days or more past due.

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

Years Ended December 31, 2016, 2015, and 2014

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

General reserves cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Because the Bank has not experienced any meaningful amount of losses in any of its current portfolio segments, the Bank calculates the historical loss rates on industry data, specifically loss rates published by the FDIC. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements.

Portfolio segments identified by the Bank include loans secured by residential real estate, including multifamily and single family properties, loans secured by commercial real estate, loans secured by vacant land and construction loans, commercial and industrial loans and consumer loans. Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios and financial performance on non-consumer loans and debt-to income, collateral type and loan-to-value ratios for consumer loans.

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

Real Estate Owned

REO represents the collateral acquired through foreclosure in full or partial satisfaction of the related loan. REO is recorded at the fair value less estimated selling costs at the date of foreclosure. Any write-down at the date of transfer is charged to the allowance for loan losses. The recognition of gains or losses on sales of REO is dependent upon various factors relating to the nature of the property being sold and the terms of sale. REO values are reviewed on an ongoing basis and any decline in value is recognized as foreclosed asset expense in the current period, as are the net operating results from these assets.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization, which is charged to expense on a straight-line basis over the estimated useful lives of 3 to 10 years. Premises under leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvements, whichever is shorter. Expenditures for major renewals and betterments of premises and equipment are capitalized and those for maintenance and repairs are charged to expense as incurred. A valuation allowance is established for any impaired long-lived assets. The Company did not have impaired long-lived assets as of December 31, 2016 or 2015.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (“FHLB”), the Bank is required to purchase FHLB stock in accordance with its advances, securities and deposit agreement. This stock, which is carried at cost, may be redeemed at par value. However, there are substantial restrictions regarding redemption and the Bank can only receive a full redemption in connection with the Bank surrendering its FHLB membership. At December 31, 2016, the Bank held $33.8 million of FHLB stock. The Company does not believe that this stock is currently impaired and no adjustments to its carrying value have been recorded.

Mortgage Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans.  Fair value is based on a valuation model that calculates the present value of estimated future net servicing income.  All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

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

Goodwill

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company will test goodwill for impairment on an annual basis by comparing the fair value of the reporting unit to its carrying amount. The goodwill recorded by the Company was recognized from the acquisition of Pacific Rim Bank in June of 2015, and was not considered impaired at December 31, 2016.

Other Intangible Assets

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions and are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years. At December 31, 2016 and 2015, core deposit intangible assets totaled $0.9 million and $1.1 million, respectively, and we recognized $0.2 million, $0.2 million and $0.1 million in core deposit intangible amortization expense in 2016, 2015 and 2014, respectively.

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

When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income. Interest on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Accrual of interest is resumed on loans only when, in the judgment of management, the loan is estimated to be fully collectible. The Bank continues to accrue interest on restructured loans since full payment of principal and interest is expected and such loans are performing or are less than ninety days delinquent and, therefore, do not meet the criteria for nonaccrual status. Restructured loans that have been placed on nonaccrual status are returned to accrual status when the remaining loan balance, net of any charge-offs related to the restructure, is estimated to be fully collectible by management and performing in accordance with the applicable loan terms.

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

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards. This cost is recognized over the period in which an employee is required to provide services in exchange for the award, generally the vesting period. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for stock awards.

In March 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-09, Compensation - Stock Compensation (Topic 718): Improvement to Employee Share-Based Payment Accounting. The new standard

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

contains several amendments that will simplify the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, statutory tax withholding requirements, classification of awards as either equity or liabilities, and classification on the statement of cash flows. The changes in the new standard eliminate the accounting for excess tax benefits to be recognized in additional paid-in capital and tax deficiencies recognized either in the income tax provision or in additional paid-in capital. The Company elected early adoption of ASU 2016-09 in the third quarter of 2016 which was applied using a modified retrospective approach. For 2016, we recognized all excess tax benefits and tax deficiencies that occurred in 2016 as income tax expense or benefit as a discrete event. An income tax benefit of approximately $1.0 million was recognized in 2016 as a result of the adoption of ASU 2016-09. There was no change to retained earnings with respect to excess tax benefits, as this is not applicable to the Company. In addition there was no cumulative effect on retained earnings as a result of the election by the Company to adopt an accounting policy to account for forfeitures as they occur. With the early adoption of 2016-09, we have elected to present the cash flow statement on a prospective transition method and no prior periods have been adjusted. ASU 2016-09 requires the recognition of any tax benefits or deficiencies to be recognized in the period in which they occur. As a result of the adoption of ASU 2016-09, our effective tax rate for 2016 was decreased by approximately 270 basis points.

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

Stock Split

On January 18, 2017, the Company completed a two-for-one stock split in the form of a stock dividend. Each stockholder of record at the close of business of January 4, 2017 received one additional share of common stock for every share held. All share and per share amounts included in the financial statements have been adjusted to reflect the effect of this stock split.

Earnings Per Share (“EPS”)

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock, which are determined using the treasury stock method.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

New Accounting Pronouncements

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” which provides guidance for eight specific cash flow issues. FASB issued the standard to clarify areas where GAAP has been either unclear or lacking in specific guidance. This update is effective for the Company for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of ASU No. 2016-15 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments” which introduces new guidance for the accounting for credit losses on certain types of financial instruments.  It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  The new model, referred to as the current expected credit losses (CECL) model, will apply to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures.  Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure. This update is effective for the Company for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company has begun analyzing the data requirements needed to implement   the adoption of ASU 2016-13 and we expect that the adoption of ASU 2016-13 may have a significant impact on the Company recording of its allowance for loan losses. The impact of the implementation of ASU 2016-13 is undeterminable at this time.

On February 25, 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842).  The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months.  This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance.  The amendments in this Update are effective for interim and annual periods beginning after December 15, 2018.  We expect the adoption of ASU 2016-02 to impact the Company’s accounting for its building leases at each of its locations and the Company is evaluating the effects of the adoption of ASU 2016-02 on its financial statements and disclosures.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).  Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income.  The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  The Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU No. 2016-16 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In September, 2015, the FASB issued ASU 2016-16, Business Combinations (Topic 805): Simplifying the Accounting for Measurement-Period Adjustments.  The amendments in this update require that an acquirer recognize adjustments to provisional amounts that are identified during the measurement period in the reporting period in which the adjustment amounts are determined.  For public companies, this update will be effective for interim and annual periods beginning after December 15, 2016, including interim periods within those fiscal periods.  The adoption of ASU No. 2016-16 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

NOTE 2: ACQUISITIONS

   On June 16, 2015, the Company completed the acquisition of Pacific Rim Bank (“PRB”), through a merger of PRB with and into the Bank, in exchange for 1,242,690 shares of its common stock with a fair value of $9.50 per share and $543,000 in cash, which was paid to dissenting shareholders. The primary reason for acquiring PRB was to expand our operations into Hawaii.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

The following table represents the assets acquired and liabilities assumed of PRB as of June 15, 2015 and the fair value adjustments and amounts recorded by the Bank in 2016 under the acquisition method of accounting:

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

Years Ended December 31, 2016, 2015, and 2014

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

	2015	2014
(dollars in thousands)

Net interest income	$59,918	$46,935
Provision for loan losses	2,673	235
Noninterest income	28,891	25,156
Noninterest expenses	64,167	57,577
Income before taxes	21,969	14,279
Taxes on income	9,097	6,192
Net income	$12,872	$8,087

Net income per share:
Basic	$0.55	$0.49
Diluted	$0.53	$0.46

The revenues (net interest income and noninterest income) and income before taxes for the period from June 16, 2015 to December 31, 2015 related to the operations acquired from PRB and included in the results of operations for 2015 was approximately $2.5 million and $0.8 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

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

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
(dollars in thousands)
December 31, 2016:
Investment securities available for sale
US Treasury securities	$297	$297	$—	$—
Agency mortgage-backed securities	468,909	—	468,909	—
Beneficial interest – FHLMC securitization	40,372	—	—	40,372
Total assets at fair value on a recurring basis	$509,578	$297	$468,909	$40,372
December 31, 2015:
Investment securities available for sale
US Treasury securities	$300	$300	$—	$—
FNMA and FHLB Agency notes	16,013	—	16,013	—
Agency mortgage-backed securities	536,148	—	536,148	—
Beneficial interest – FHLMC securitization	12,674	—	—	12,674
Total assets at fair value on a recurring basis	$565,135	$300	$552,161	$12,674

The increase in level 3 assets from December 31, 2015 was due to Beneficial interest – FHLMC securitization purchases.  The Company did not have any material assets measured at fair value on a nonrecurring basis as of December 31, 2016 and December 31, 2015.

Fair Value of Financial Instruments

We have elected to use fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures. Securities available for sale are measured at fair value on a recurring basis. Additionally, from time to time, we may be required to measure at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

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

Years Ended December 31, 2016, 2015, and 2014

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

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as level 3 include beneficial interests – FHLMC securitization.  Significant assumptions in the valuation of these Level 3 securities as of December 31, 2016 included a prepayment rate of 15% and discount rates ranging from 4.0% to 10%.
Federal Home Loan Bank Stock. The Bank is a member of the Federal Home Loan Bank (the “FHLB”). As a member, we are required to own stock of the FHLB, the amount of which is based primarily on the level of our borrowings from this institution. The fair value of the stock is equal to the carrying amount, is classified as restricted securities and is periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.

Loans, other than impaired loans. The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of future cash flows expected to be received by the various homogeneous categories of loans. All loans have been adjusted to reflect changes in credit risk.

Deposits. The fair value of demand deposits, savings deposits, and money market deposits is defined as the amounts payable on demand. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

Borrowings. The fair value of borrowings is the carrying value of overnight FHLB advances that approximate fair value because of the short-term maturity of this instrument, resulting in a Level 2 classification. The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company.

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans. ASC 820-10 applies to loans measured for impairment in accordance with ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, at the fair value of the loan’s collateral (if the loan is collateral dependent) less estimated selling costs.  When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3.  The total collateral dependent impaired Level

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

3 loans were $9.0 million and $12.0 million at December 31, 2016 and December 31, 2015, respectively.  There were no specific reserves related to these loans at December 31, 2016 and December 31, 2015.

Real Estate Owned.  The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.  As of December 31, 2016 and 2015, the fair value of real estate owned was $1.7 million and $4.0 million, respectively.

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
December 31, 2016:
Assets:
Cash and cash equivalents	$597,946	$597,946	$—	$—	$597,946
Securities AFS	509,578	297	468,909	40,372	509,578
Loans, net	2,540,309	—	—	2,529,360	2,529,360
Loans held for sale	250,942	—	—	253,953	253,953
Investment in FHLB stock	33,750	—	33,750	—	33,750
Liabilities:
Deposits	2,426,795	1,797,329	629,594	—	2,426,923
Borrowings	1,250,000	—	1,250,000	—	1,250,000
December 31, 2015:
Assets:
Cash and cash equivalents	$215,748	$215,748	$—	$—	$215,748
Securities AFS	565,135	300	552,161	12,674	565,135
Loans	1,754,883	—	—	1,779,941	1,779,941
Investment in FHLB stock	21,492	—	21,492	—	21,492
Liabilities:
Deposits	1,522,176	1,051,976	470,128	—	1,522,104
Borrowings	796,000	—	796,000	—	796,000

NOTE 4: SECURITIES

The following table provides a summary of the Company’s AFS securities portfolio at December 31:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
(dollars in thousands)		Gains	Losses
2016:
US Treasury securities	$300	$—	$(3)	$297
Agency mortgage-backed securities	476,163	160	(7,414)	468,909
Beneficial interest – FHLMC securitization	42,028	711	(2,367)	40,372
Total	$518,491	$871	$(9,784)	$509,578
2015:
US Treasury securities	$300	$—	$—	$300
Agency notes	16,108	—	(95)	16,013
Agency mortgage-backed securities	538,269	909	(3,030)	536,148
Beneficial interest – FHLMC securitization	12,674	476	(476)	12,674
Total	$567,351	$1,385	$(3,601)	$565,135

The US Treasury Securities are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

The table below indicates, as of December 31, 2016, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2016
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury securities	297	(3)	—	—	297	(3)
Agency mortgage backed securities	445,591	(7,414)	—	—	445,591	(7,414)
Beneficial interest – FHLMC securitization	18,636	(2,367)	—	—	18,636	(2,367)
Total temporarily impaired securities	$464,524	$(9,784)	$—	$—	$464,524	$(9,784)

Unrealized losses on US Treasury securities, agency notes and agency mortgage-backed securities have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach maturity.

The scheduled maturities of securities AFS, other than agency mortgage backed securities, and the related weighted average yield is as follows as of December 31, 2016:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$—	$300	$—	$—	$300
Weighted average yield	—%	0.90%	—%	—%	0.90%
Estimated Fair Value:
US Treasury securities	$—	$297	$—	$—	$297
Total	$—	$297	$—	$—	$297

Agency mortgage backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests in FHLMC securitizations as of December 31, 2016 was 2.58%.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

NOTE 5: LOANS

The following is a summary of our loans as of December 31:

(dollars in thousands)	2016	2015
Recorded investment balance:
Loans secured by real estate:
Residential properties:
Multifamily	$1,178,003	$627,311
Single family	602,886	533,257
Total real estate loans secured by residential properties	1,780,889	1,160,568
Commercial properties	476,959	358,791
Land	24,100	12,320
Total real estate loans	2,281,948	1,531,679
Commercial and industrial loans	237,941	196,584
Consumer loans	32,127	37,206
Total loans	2,552,016	1,765,469
Deferred expenses, net	3,693	14
Total	$2,555,709	$1,765,483

As of December 31, 2016 and 2015, the principal balances shown above are net of unaccreted discount related to loans acquired in an acquisition of $1.6 million and $2.8 million, respectively.

In 2012 and 2015, the Company purchased loans, for which there was, at acquisition, evidence of deterioration in credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows at December 31:

(dollars in thousands)	2016	2015
Outstanding principal balance:
Loans secured by real estate:
Commercial properties	$295	$533
Land	—	1,616
Total real estate loans	295	2,149
Commercial and industrial loans	4,258	6,787
Consumer loans	17	14
Total loans	4,570	8,950
Unaccreted discount on purchased credit impaired loans	(1,198)	(2,291)
Total	$3,373	$6,659

Accretable yield, or income expected to be collected on purchased credit impaired loans, is as follows at December 31:

(dollars in thousands)	2016	2015
Beginning balance	$582	$130
Accretion of income	(185)	(529)
Reclassifications from nonaccretable difference	—	176
Acquisitions	—	805
Disposals	(108)	—
Ending balance	$289	$582

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

The following table summarizes our delinquent and nonaccrual loans as of December 31:

	Past Due and Still Accruing				Total Past Due and Nonaccrual
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
2016:
Real estate loans:
Residential properties	$—	$—	$—	$3,759	$3,759	$1,777,130	$1,780,889
Commercial properties	—	—	2,128	1,120	3,248	473,711	476,959
Land	—	—	—	—	—	24,100	24,100
Commercial and industrial loans	—	2	3,800	3,359	7,161	230,780	237,941
Consumer loans	—	—	—	—	—	32,127	32,127
Total	$—	$2	$5,928	$8,238	$14,168	$2,537,848	$2,552,016
Percentage of total loans	—%	0.00%	0.23%	0.32%	0.56%
2015:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$1,160,568	$1,160,568
Commercial properties	1,232	—	793	1,552	3,577	355,214	358,791
Land	—	—	—	—	—	12,320	12,320
Commercial and industrial loans	2,425	1,639	5,713	2,509	12,286	184,298	196,584
Consumer loans	1,010	—	1,991	75	3,076	34,130	37,206
Total	$4,667	$1,639	$8,497	$4,136	$18,939	$1,746,530	$1,765,469
Percentage of total loans	0.26%	0.09%	0.48%	0.23%	1.07%

The level of delinquent loans and nonaccrual loans have been adversely impacted by the loans acquired in an acquisition. As of December 31, 2016, of the $14.2 million in loans over 90 days past due, including loans on nonaccrual, $3.8 million, or 27% were loans acquired in an acquisition.

As of December 31, 2016, the Company had five loans with a balance of $3.1 million classified as troubled debt restructurings (“TDR”) which are included as nonaccrual in the table above. All five loans were classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loans.  As of December 31, 2015, the Company had two loans with a balance of $0.3 million classified as troubled debt restructurings (“TDR”) which are included as nonaccrual in the table above.  These loans have been paying in accordance with the terms of their restructure.

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	December 31, 2016			December 31, 2015
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial and industrial	$317	$3,109	$3,426	$—	$344	$344

These loans were classified as a TDR as a result of a reduction in required principal payments and/or an extension of the maturity date of the loans.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

NOTE 6: ALLOWANCE FOR LOAN LOSSES

The following is a rollforward of the Bank’s allowance for loan losses for the years ended December 31:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
2016:
Real estate loans:
Residential properties	$6,799	$(130)	$—	$—	$6,669
Commercial properties	1,813	1,051	(50)	169	2,983
Land and construction	103	130	—	—	233
Commercial and industrial loans	1,649	3,578	—	—	5,227
Consumer loans	236	52	—	—	288
Total	$10,600	$4,681	$(50)	$169	$15,400
2015:
Real estate loans:
Residential properties	$6,546	$253	$—	$—	$6,799
Commercial properties	1,499	624	(310)	—	1,813
Land and construction	67	36	—	—	103
Commercial and industrial loans	1,897	1,665	(1,913)	—	1,649
Consumer loans	141	95	—	—	236
Total	$10,150	$2,673	$(2,223)	$—	$10,600
2014:
Real estate loans:
Residential properties	$6,135	$411	$—	$—	$6,546
Commercial properties	1,425	74	—	—	1,499
Land and construction	37	30	—	—	67
Commercial and industrial loans	2,149	(252)	—	—	1,897
Consumer loans	169	(28)	—	—	141
Total	$9,915	$235	$—	$—	$10,150

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of December 31:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit Component Other Loans
	Evaluated for Impairment		Purchased Impaired	Total
	Individually	Collectively
2016:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,669	$—	$6,669	$128
Commercial properties	—	2,983	—	2,983	136
Land	—	233	—	233	2
Commercial and industrial loans	—	5,227	—	5,227	147
Consumer loans	—	288	—	288	19
Total	$—	$15,400	$—	$15,400	$432
Loans:
Real estate loans:
Residential properties	$6,093	$1,774,796	$—	$1,780,889	$12,373
Commercial properties	2,148	474,634	177	476,959	24,796
Land	—	24,100	—	24,100	437
Commercial and industrial loans	753	233,992	3,196	237,941	20,165
Consumer loans	—	32,127	—	32,127	1,266
Total	$8,994	$2,539,649	$3,373	$2,552,016	$59,037
2015:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,799	$—	$6,799	$127
Commercial properties	30	1,783	—	1,813	363
Land	—	103	—	103	42
Commercial and industrial loans	—	1,649	—	1,649	187
Consumer loans	—	236	—	236	13
Total	$30	$10,570	$—	$10,600	$732
Loans:
Real estate loans:
Residential properties	$—	$1,160,568	$—	$1,160,568	$7,747
Commercial properties	6,275	352,162	354	358,791	43,287
Land	—	11,180	1,140	12,320	4,267
Commercial and industrial loans	5,687	185,732	5,165	196,584	28,231
Consumer loans	76	37,130	—	37,206	1,761
Total	$12,038	$1,746,772	$6,659	$1,765,469	$85,293

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in a business combination, and the stated principal balance of the related loans. The discount is equal to 0.73% and 0.86% of the stated principal balance of these loans as of December 31, 2016 and 2015, respectively. In addition to this unaccreted credit component discount, an additional $0.5 million and $0.3 million of the ALLL was provided for these loans as of December 31, 2016 and 2015, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of December 31:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
2016:
Real estate loans:
Residential properties	$1,773,296	$1,500	$—	$6,093	$1,780,889
Commercial properties	470,484	1,913	2,414	2,148	476,959
Land	24,100	—	—	—	24,100
Commercial and industrial loans	219,676	3,625	13,887	753	237,941
Consumer loans	32,127	—	—	—	32,127
Total	$2,519,683	$7,038	$16,301	$8,994	$2,552,016
2015:
Real estate loans:
Residential properties	$1,159,029	$1,539	$—	$—	$1,160,568
Commercial properties	351,988	174	354	6,275	358,791
Land	11,180	—	1,140	—	12,320
Commercial and industrial loans	180,755	4,977	5,165	5,687	196,584
Consumer loans	37,130	—	—	76	37,206
Total	$1,740,082	$6,690	$6,659	$12,038	$1,765,469

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

Impaired loans evaluated individually and any related allowance is as follows as of December 31:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
2016:
Real estate loans:
Residential properties	$6,093	$6,093	$—	$—	$—
Commercial properties	2,148	2,148	—	—	—
Commercial and industrial loans	753	753	—	—	—
Consumer loans	—	—	—	—	—
Total	$8,994	$8,994	$—	$—	$—
2015:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—
Commercial properties	5,925	5,925	590	350	30
Commercial and industrial loans	7,770	5,687	—	—	—
Consumer loans	114	76	—	—	—
Total	$13,809	$11,688	$590	$350	$30

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the years ending December 31:

	2016		2015		2014
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$1,970	$14	$27	$2	$3,000	$25
Commercial properties	2,252	17	6,487	281	3,217	140
Commercial and industrial loans	1,673	20	7,850	394	1,196	241
Consumer loans	4	—	105	—	126	—
Total	$5,899	$51	$14,469	$677	$7,539	$406

There was no interest income recognized on a cash basis in either 2016 or 2015 on impaired loans.

NOTE 7: PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows at December 31:

(dollars in thousands)	2016	2015
Leasehold improvements and artwork	$4,517	$1,473
Information technology equipment	5,709	4,358
Furniture and fixtures	3,173	2,230
Total	13,399	8,061
Accumulated depreciation and amortization	(6,669)	(5,408)
Net	$6,730	$2,653

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

NOTE 8: REAL ESTATE OWNED

The activity in our portfolio of REO is as follows during the periods ending December 31:

(dollars in thousands)	2016	2015
Beginning balance	$4,036	$334
Loans transferred to REO	2,350	—
REO acquired in merger	—	3,702
Dispositions of REO	(4,652)	—
Ending balance	$1,734	$4,036

NOTE 9: LOAN SALES AND MORTGAGE SERVICING RIGHTS

In 2016, FFB sold through a securitization sponsored by Freddie Mac $265 million of multifamily loans and recognized a gain of $7.2 million. The agreement with Freddie Mac to sell these loans provided for changes in pricing based upon changes in rates on certain treasury swap indices. In an effort to reduce the interest rate risk associated with this agreement, we entered into a swap agreement. In conjunction with the finalization of pricing under the agreement, we closed out our swap position and paid $2.4 million, including fees, to counterparties under the swap agreement, and the pricing on the loan sale increased by $2.2 million. In 2016, FFB sold $41 million of multifamily loans to another financial institution and recognized a gain of $0.6 million.  In 2015, FFB sold through a securitization sponsored by Freddie Mac $102 million of multifamily loans and recognized a gain of $2.7 million. In the 2015 securitization, the Company obtained a beneficial interest in an interest-only strip. The $0.9 million fair value of this beneficial interest, which was determined based on variety of factors including market prepayment speeds, discount rates and yield curve assumptions, was included in the determination of the gain on sale of loans. In addition the Company purchased the “B” pieces of these securitizations, which are structured to absorb any losses incurred on the loans in the securitization, and interest only strips.

For the sales of multifamily loans in 2016 and 2015, FFB retained the servicing rights to these loans and recognized mortgage servicing rights as part of the transactions. As of December 31, 2016, and 2015, mortgage servicing rights were $2.2 million and $0.2 million, respectively and the amount of loans serviced for others totaled $412.2 million at December 31, 2016. Servicing fees collected in 2016 and 2015, were $0.3 million and $0, respectively.

NOTE 10: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon at December 31:

	2016		2015
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$661,781	—	$299,794	—
Interest-bearing	194,274	0.471%	260,167	0.359%
Money market and savings	941,344	0.677%	492,015	0.531%
Certificates of deposits	629,396	0.589%	470,200	0.554%
Total	$2,426,795	0.453%	$1,522,176	0.404%

At December 31, 2016, of the $189.9 million of certificates of deposits of $250,000 or more, $182.8 million mature within one year and $7.1 million mature after one year. Of the $439.5 million of certificates of deposit of less than $250,000, $416.3 million mature within one year and $23.2 million mature after one year. At December 31, 2015, of the $149.2 million of certificates of deposits of $250,000 or more, $137.8 million mature within one year and $11.4 million mature after one year. Of the $321 million of certificates of deposit of less than $250,000, $292.5 million mature within one year and $28.5 million mature after one year.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

NOTE 11: BORROWINGS

Borrowings: At December 31, 2016, our borrowings consisted of $1.3 billion of overnight FHLB advances. At December 31, 2015, our borrowings consisted of $796.0 million of overnight FHLB advances . These FHLB advances were paid in full in the early part of January 2017 and 2016, respectively, and bore interest rates of 0.56% and 0.27%, respectively. Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis.

FHLB advances are collateralized by loans secured by multifamily and commercial real estate properties with a carrying value of $2.1 billion as of December 31, 2016. As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB. The Bank’s total borrowing capacity from the FHLB at December 31, 2016 was $1.8 million. In addition to the $1.3 million borrowing, the Bank had in place $129 million of letters of credit from the FHLB which are used to meet collateral requirements for borrowings from the State of California and local agencies.

The Bank also has $115.0 million available unsecured fed funds lines, ranging in size from $20 million to $25 million, with four other financial institutions.   None of these lines had outstanding borrowings as of December 31, 2016. Combined, the Bank’s unused lines of credit as of December 31, 2016 were $171.8 million. The average daily balance of borrowings outstanding during 2016 and 2015 was $507.0 million and $352.7 million, respectively.

NOTE 12: SHAREHOLDERS’ EQUITY

FFI is a holding company and does not have any direct operating activities. Any future cash flow needs of FFI are expected to be met by its existing cash and cash equivalents and dividends from its subsidiaries. The Bank is subject to various laws and regulations that limit the amount of dividends that a bank can pay without obtaining prior approval from bank regulators. As of December 31, 2016, FFI’s cash and cash equivalents totaled $6.3 million.

NOTE 13: EARNINGS PER SHARE

All of the Company’s share and per share computations have been adjusted to reflect the impact of the two-for-one stock split that was effective as of January 18, 2017. The following table sets forth the Company’s earnings per share calculations for the years ended December 31:

	2016		2015		2014
(dollars in thousands, except share and per share amounts)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$23,303	$23,303	$13,378	$13,378	$8,394	$8,394
Basic common shares outstanding	32,365,800	32,365,800	22,310,014	22,310,014	15,474,072	15,474,072
Effect of options, restricted stock and contingent shares issuable		1,106,016		841,696		858,614
Diluted common shares outstanding		33,471,816		23,151,710		16,332,686
Earnings per share	$0.72	$0.70	$0.60	$0.58	$0.54	$0.51

Based on a weighted average basis, options to purchase 6,588, 85,036, and 132,648 shares of common stock were excluded for 2016, 2015, and 2014 respectively, because their effect would have been anti-dilutive.

NOTE 14: STOCK BASED COMPENSATION

In 2007, the Board of Directors of FFI approved two equity incentive plans that provided for the grant of stock options, shares of restricted stock, restricted stock units (“RSUs”), stock bonus awards and performance awards (collectively, “Equity Incentive Awards”) to the Company’s executive officers, other key employees and directors up to 1,300,282 shares of the FFI’s

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

common stock. In 2010, shareholders approved an increase of 580,000 in the number of shares available for issuance under one of these plans. In 2015, shareholders approved a new equity incentive plan whereby: the Company can no longer issue Equity Incentive Awards under the previously approved plans; 750,000 shares of common stock will be available for the grant of Equity Incentive Awards to the Company’s executive officers, other key employees and directors; Equity Incentive Awards that are outstanding under the prior plans will remain outstanding and unchanged and subject to the terms of those Plans; and upon termination, cancellation or forfeiture of any of the Equity Incentive Awards that are outstanding under the prior plans, those shares will be added to the pool of shares available for future grants of Equity Incentive Awards under the plan approved in 2015. The Company recognized stock-based compensation expense of $0.9 million, $0.6 million, and $0.5 million in 2016, 2015, and 2014, respectively. Included in the 2016 amount is $0.8 million of expense related to RSUs.

Stock options, when granted, have an exercise price not less than the current market value of the common stock and expire after ten years if not exercised. If applicable, vesting periods are set at the date of grant and the Plans provide for accelerated vesting should a change in control occur. The fair value of each option granted in 2016, 2015 and 2014 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Expected Volatility	20%
Expected Term	6.5 years
Expected Dividends	None
Weighted Average Risk Free Rate:
2016 grants	—%
2015 grants	1.714%
2014 grants	2.269%
Weighted-Average Grant Fair Value:
2016 grants	$—
2015 grants	9.88
2014 grants	9.04

Since the Company has limited historical stock activity through December 31, 2015, the expected volatility is based on the historical volatility of similar companies that have a longer trading history. The expected term represents the estimated average period of time that the options remain outstanding. Since the Company does not have sufficient historical data on the exercise of stock options, the expected term is based on the “simplified” method that measures the expected term as the average of the vesting period and the contractual term. The risk free rate of return reflects the grant date interest rate offered for zero coupon U.S. Treasury bonds over the expected term of the options.

The following table summarizes the activities in the Plans during 2016:

(dollars in thousands except per share amounts)	Options Granted	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance: December 31, 2015	2,716,834	$6.35
Options granted	—	—
Options exercised	(690,592)	6.17
Options forfeited	(53,358)	9.18
Balance: December 31, 2016	1,972,884	6.34	2.45 Years	$15,601
Options exercisable	1,945,032	$6.30	2.39 Years	$15,457

The intrinsic value of stock options exercised in 2016 was $3.8 million.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

The following table summarizes the activities in the Plans during 2015:

(dollars in thousands except per share amounts)	Options Granted	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance: December 31, 2014	2,769,616	$6.34
Options granted	23,000	9.88
Options exercised	(62,614)	6.47
Options forfeited	(13,168)	8.24
Balance: December 31, 2015	2,716,834	6.35	3.52 Years	$14,782
Options exercisable	2,599,010	$6.23	3.30 Years	$14,463

The intrinsic value of stock options exercised in 2015 was $0.3 million.

The following table summarizes the activities in the Plans during 2014:

(dollars in thousands except per share amounts)	Options Granted	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance: December 31, 2013	2,861,934	$6.19
Options granted	142,750	9.04
Options exercised	(169,732)	5.60
Options forfeited	(65,336)	7.64
Balance: December 31, 2014	2,769,616	6.34	4.50 Years	$7,378
Options exercisable	2,558,184	$6.16	4.15 Years	$7,272

The intrinsic value of stock options exercised in 2014 was $0.6 million.

The following table provides a summary of the RSUs issued by the Company under its equity incentive plans for the periods ended December 31:

	2016		2015		2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Balance: January 1	134,728	$9.93	8,888	$9.00	15,332	$8.80
New RSUs	50,568	11.15	147,364	10.00	—	—
Shares vested and issued	(67,988)	10.39	(21,524)	10.00	(6,444)	8.53
RSUs forfeited	—	—	—	—	—	—
Balance December 31	117,308	$10.19	134,728	$9.93	8,888	$9.00

The fair value of the shares vested and issued was $0.8 million, $0.2 million and $0.1 million in 2016, 2015 and 2014, respectively. As of December 31, 2016, the Company had $0.9 million of unrecognized compensation costs related to outstanding RSUs which will be recognized through November 2018, subject to the related vesting requirements.

NOTE 15: 401(k) PROFIT SHARING PLAN

The Company’s employees participate in the Company’s 401(k) profit sharing plan (the “401k Plan”) that covers all employees eighteen years of age or older who have completed three months of employment. Each employee eligible to participate in the 401k Plan may contribute up to 100% of his or her compensation, subject to certain statutory limitations. In 2016, 2015 and 2014, the Company matched 50% of the participant’s contribution up to 5% of employee compensation, which is subject to the plan’s vesting schedule. The Company contributions of $0.7 million, $0.5 million and $0.5 million were included in Compensation and

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

Benefits for 2016, 2015 and 2014, respectively. The Company may also make an additional profit sharing contribution on behalf of eligible employees. No profit sharing contributions were made in 2016, 2015 or 2014.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

NOTE 16: INCOME TAXES

The Company is subject to federal income tax and California franchise tax. Income tax expense (benefit) was as follows for the years ended December 31:

(dollars in thousands)	2016	2015	2014
Current expense:
Federal	$10,235	$8,620	$4,485
State	3,459	2,700	1,366
Deferred expense (benefit):
Federal	(1,263)	(1,525)	263
State	(74)	(341)	313
Total	$15,031	$9,454	$6,427

The following is a comparison of the federal statutory income tax rates to the Company’s effective income tax rate for the years ended December 31:

	2016		2015		2014
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Income before taxes	$38,334		$22,832		$14,821
Federal tax statutory rate	$13,417	35.00%	$7,991	35.00%	5,070	34.20%
State tax, net of Federal benefit	2,510	6.55%	1,536	6.73%	1,009	6.81%
Windfall benefit – exercise of stock options	(1,025)	(2.67)%	—	—%	—	—%
DCB Asset Pool payout	—	—%	—	—%	154	1.04%
Other items, net	129	0.34%	(73)	(0.32)%	194	1.31%
Effective tax rate	$15,031	39.22%	$9,454	41.41%	$6,427	43.36%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income tax recognition. The following is a summary of the components of the net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31:

(dollars in thousands)	2016	2015
Deferred tax assets (liabilities)
Allowance for loan and REO losses	$6,258	$5,092
Operating loss carryforwards	3,896	4,249
Market valuation: Acquired loans and REO	988	2,056
Stock-based compensation	1,171	1,524
State taxes	1,265	937
Accumulated other comprehensive income	3,668	912
Organizational expenses	238	288
Depreciation	(1,017)	(179)
Prepaid expenses	(827)	(562)
Accrued vacation	478	542
Other	693	533
Net deferred tax assets	16,811	$15,392

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

As part of the merger with DCB, the Company acquired operating loss carryforwards of approximately $13.4 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Service Code and expire in 2032. As a result, the Company will only be able to utilize operating loss carryforwards of $8.2 million, ratably over a period of 20 years.  As part of the merger with PRB, the Company acquired operating loss carryforwards of approximately $3.9 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Service Code and expire in 2035. As a result, the Company will only be able to utilize these operating loss carryforwards, ratably over a period of 20 years. As of December 31, 2016, the remaining operating loss carryforwards from DCB and PRB available to be utilized by the Company were $9.6 million.

The Company has no other operating loss carryforwards. The Company is subject to federal income tax and franchise tax of the state of California. Income tax returns for the periods 2013 through 2016 are open to audit by federal authorities and for the periods 2013 through 2016 by California state authorities, and for 2016 by Hawaii state authorities.

NOTE 17: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities for its corporate offices and branch operations under non-cancelable operating leases that expire through 2025. Lease expense for 2016, 2015, and 2014 was $4.9 million, $3.7 million, and $3.1 million, respectively. Future minimum lease commitments under all non-cancelable operating leases at December 31, 2016 are as follows:

(dollars in thousands)
Year Ending December 31,
2017	$4,638
2018	4,420
2019	4,331
2020	4,047
2021 and after	7,957
Total	$25,393

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

(dollars in thousands)	2016	2015
Commitments to fund new loans	$43,006	$51,887
Commitments to fund under existing loans, lines of credit	211,745	153,606
Commitments under standby letters of credit	4,830	8,617

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

Years Ended December 31, 2016, 2015, and 2014

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

NOTE 18: RELATED-PARTY TRANSACTIONS

Loans to related parties, including directors and executive officers of the Company and their affiliates, were as follows for the periods presented:

(dollars in thousands)	2016	2015

Balance, January 1	$5,910	$454
New loans and advances	—	5,910
Principal payments received	—	(454)
Balance, December 31	$5,910	$5,910

Interest earned from loans to related parties was $0.3 million in 2016, $0.2 million in 2015 and $0.1 million in 2014. In addition, the Bank has a $0.5 million commitment to an affiliate of a director under a commercial line of credit under which no balances were outstanding as of December 31, 2016.

The Bank held $2.9 million and $1.9 million of deposits from related parties, including directors and executive officers of the Company and their affiliates, as of December 31, 2016 and December 31, 2015, respectively. Interest paid on deposit accounts held by related parties was $3,000 in 2016, $7,000 in 2015 and $9,000 in 2014.

As of December 31, 2016, related parties, including directors and executive officers of the Company and their affiliates, held $8.3 million in assets under management with FFA and FFB. In both 2016 and 2015, the Company received $0.1 million in fees related to these assets under management.

The CEO of the Company was, from 2013 to 2015, a member of the board of directors of a bank that provided a term loan to the Company. Under this loan, which was originated in the first quarter of 2013, subsequently amended in 2014 and 2015, and paid off in August 2015, the Company had average borrowings of $16.6 million and $17.5 million 2015 and 2014 respectively, and the Company incurred interest of $0.7 million and $0.7 million in 2015 and 2014, respectively.  As of December 31, 2016, this Bank held $75.5 million of deposits at FFB and the Bank paid interest of $0.4 million on this account in 2016.

Two executive officers of FFB have minority interests in an entity which FFB uses for software services, for which FFB paid $0.2 million in 2016. During 2014, an entity in which one of the directors of the Company had an ownership interest, provided insurance brokerage services to the Company. Broker fees earned by this entity for the services it provided to the Company were $0.2 million in 2014.

The CEO of the Company is a director of another financial institution that has deposits with the Bank, and in the fourth quarter of 2016, purchased $41.4 million of loans from the Bank for which the Bank will continue to provide servicing. The balance of deposits held at the Bank at December 31, 2016 was $30.1 million and the interest paid by the Bank was $0.1 million. The gain on sale of loans was $0.6 million. The amount of loans serviced for this financial institution was $41.3 million at December 31, 2016. In 2013, the Bank participated in a loan to the parent company of this financial institution. The participating balance of this loan was $3.0 million at December 31, 2016 and $4.0 million at December 31, 2015. The amount of interest earned on this loan was $0.2 million in each of 2016, 2015 and 2014.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

The CEO of the Company serves a director of a real estate investment trust that is an affiliate of an investment fund company for which FFA provides subadvisory services. The amount of AUM managed by FFA under this subadvisory agreement was $236 million and $235 million at December 31, 2016 and December 31, 2015, respectively, and the amount of fees earned by FFA were $0.4 million in 2016 and 2015 and $0.1 million in 2014.

NOTE 19: REGULATORY MATTERS

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

Quantitative measures established by the regulators to ensure capital adequacy require FFI and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2016 that FFI and the Bank met all capital adequacy requirements.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

The following table presents the regulatory standards for well-capitalized institutions and the capital ratios for FFI and the Bank as of:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2016
CET1 capital ratio	$285,754	12.80%	$100,432	4.50%
Tier 1 leverage ratio	285,754	8.76%	130,525	4.00%
Tier 1 risk-based capital ratio	285,754	12.80%	133,910	6.00%
Total risk-based capital ratio	301,664	13.52%	178,547	8.00%
December 31, 2015
CET1 capital ratio	$256,007	17.44%	$66,072	4.50%
Tier 1 leverage ratio	256,007	11.81%	86,736	4.00%
Tier 1 risk-based capital ratio	256,007	17.44%	88,096	6.00%
Total risk-based capital ratio	267,027	18.19%	117,461	8.00%
BANK
December 31, 2016
CET1 capital ratio	$272,221	12.23%	$100,166	4.50%	$144,685	6.50%
Tier 1 leverage ratio	272,221	8.36%	130,305	4.00%	162,881	5.00%
Tier 1 risk-based capital ratio	272,221	12.23%	133,555	6.00%	178,074	8.00%
Total risk-based capital ratio	288,131	12.94%	178,074	8.00%	222,592	10.00%
December 31, 2015
CET1 capital ratio	$206,341	14.10%	$65,872	4.50%	$95,148	6.50%
Tier 1 leverage ratio	206,341	9.54%	86,543	4.00%	108,179	5.00%
Tier 1 risk-based capital ratio	206,341	14.10%	87,829	6.00%	117,106	8.00%
Total risk-based capital ratio	217,361	14.85%	117,106	8.00%	146,382	10.00%

As of each of the dates set forth in the above table, the Company (on a consolidated basis) exceeded the minimum required capital ratios applicable to it and FFB (on a stand-alone basis) qualified as a well-capitalized depository institution under the capital adequacy guidelines.

As of December 31, 2016, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $127.5 million for the CET-1 capital ratio, $109.3 million for the Tier 1 leverage ratio, $94.1 million for the Tier 1 risk-based capital ratio and $65.5 million for the Total risk-based capital ratio. No conditions or events have occurred since December 31, 2016 which we believe have changed FFI’s or FFB’s capital adequacy classifications from those set forth in the above table.

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

Years Ended December 31, 2016, 2015, and 2014

NOTE 20: OTHER EXPENSES

The following items are included in the consolidated income statements as professional services and marketing costs and other expenses for the years ended December 31:

(dollars in thousands)	2016	2015	2014
Regulatory assessments	$2,224	$1,105	$788
Directors’ compensation expenses	543	558	522
Contingent payout related to DCB acquisition	—	—	960
Costs related to cancelled initial public offering	—	—	1,000

NOTE 21: SEGMENT REPORTING

In 2016, 2015, and 2014 the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The reportable segments are determined by products and services offered and the corporate structure. Business segment earnings before taxes are the primary measure of the segment's performance as evaluated by management. Business segment earnings before taxes include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations. Allocations of corporate expenses, such as finance and accounting, data processing and human resources, are calculated based on estimated activity or usage levels. The management accounting process measures the performance of the operating segments based on the Company's management structure and is not necessarily comparable with similar information for other financial services companies. If the management structures and/or the allocation process changes, allocations, transfers and assignments may change. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the years ended December 31:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2016:
Interest income	$100,642	$—	$—	$100,642
Interest expense	11,193	—	—	11,193
Net interest income	89,449	—	—	89,449
Provision for loan losses	4,681	—	—	4,681
Noninterest income	13,832	21,348	(620)	34,560
Noninterest expense	58,422	19,232	3,340	80,994
Income (loss) before taxes on income	$40,178	$2,116	$(3,960)	$38,334
2015:
Interest income	$64,471	$—	$—	$64,471
Interest expense	5,607	—	674	6,281
Net interest income	58,864	—	(674)	58,190
Provision for loan losses	2,673	—	—	2,673
Noninterest income	8,833	20,530	(590)	28,773
Noninterest expense	39,982	18,352	3,124	61,458
Income (loss) before taxes on income	$25,042	$2,178	$(4,388)	$22,832
2014:
Interest income	$47,398	$—	$—	$47,398
Interest expense	3,844	—	740	4,584
Net interest income	43,554	—	(740)	42,814
Provision for loan losses	235	—	—	235
Noninterest income	5,866	19,422	(539)	24,749
Noninterest expense	30,509	17,979	4,019	52,507
Income (loss) before taxes on income	$18,676	$1,443	$(5,298)	$14,821

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

The following tables show the financial position for each of our business segments, and of FFI which is included in the column labeled Other, and the eliminating entries used to arrive at our consolidated totals at December 31:

(dollars in thousands)	Banking	Wealth Management	Other	Eliminations	Total
2016:
Cash and cash equivalents	$597,795	$2,576	$6,318	$(8,743)	$597,946
Securities AFS	509,578	—	—	—	509,578
Loans Held For Sale	250,942	—	—	—	250,942
Loans, net	2,540,309	—	—	—	2,540,309
Premises and equipment	5,603	991	136	—	6,730
FHLB Stock	33,750	—	—	—	33,750
Deferred taxes	16,602	283	(74)	—	16,811
REO	1,734	—	—	—	1,734
Goodwill and Intangibles	2,177	—	—	—	2,177
Other assets	13,270	445	274,256	(272,545)	15,426
Total assets	$3,971,760	$4,295	$280,636	$(281,288)	$3,975,403
Deposits	$2,435,538	$—	$—	$(8,743)	$2,426,795
Borrowings	1,250,000	—	—	—	1,250,000
Intercompany balances	3,019	539	(3,558)	—	—
Other liabilities	11,670	2,744	(70)	—	14,344
Shareholders’ equity	271,533	1,012	284,264	(272,545)	284,264
Total liabilities and equity	$3,971,760	$4,295	$280,636	$(281,288)	$3,975,403
2015:
Cash and cash equivalents	$215,671	$5,682	$42,151	$(47,756)	$215,748
Securities AFS	565,135	—	—	—	565,135
Loans, net	1,754,883	—	—	—	1,754,883
Premises and equipment	1,996	545	112	—	2,653
FHLB Stock	21,492	—	—	—	21,492
Deferred taxes	14,466	630	296	—	15,392
REO	4,036	—	—	—	4,036
Goodwill and Intangibles	2,416	—	—	—	2,416
Other assets	8,645	314	217,032	(215,167)	10,824
Total assets	$2,588,740	$7,171	$259,591	$(262,923)	$2,592,579
Deposits	$1,569,932	$—	$—	$(47,756)	$1,522,176
Borrowings	796,000	—	—	—	796,000
Intercompany balances	2,748	121	(2,869)	—	—
Other liabilities	9,309	2,634	2,724	—	14,667
Shareholders’ equity	210,751	4,416	259,736	(215,167)	259,736
Total liabilities and equity	$2,588,740	$7,171	$259,591	$(262,923)	$2,592,579

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

NOTE 22: QUARTERLY FINANCIAL INFORMATION (Unaudited)

(dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year Ended December 31, 2016:
Interest income	$21,698	$24,573	$26,004	$28,367	$100,642
Interest expense	2,337	2,652	2,841	3,363	11,193
Net interest income	19,361	21,921	23,163	25,004	89,449
Provision for loan losses	400	1,250	1,231	1,800	4,681
Noninterest income	6,985	4,910	15,079	7,586	34,560
Noninterest expense	19,417	19,850	21,536	20,191	80,994
Income before taxes on income	6,529	5,731	15,475	10,599	38,334
Taxes on income	2,742	2,407	5,800	4,082	15,031
Net income	$3,787	$3,324	$9,675	$6,517	$23,303
Income per share
Basic	$0.12	$0.10	$0.30	$0.20	$0.72
Diluted	$0.11	$0.10	$0.29	$0.19	$0.70
Year Ended December 31, 2015:
Interest income	$13,158	$14,993	$17,108	$19,212	$64,471
Interest expense	1,287	1,569	1,647	1,778	6,281
Net interest income	11,871	13,424	15,461	17,434	58,190
Provision for loan losses	150	753	570	1,200	2,673
Noninterest income	6,204	6,420	6,868	9,281	28,773
Noninterest expense	13,358	13,974	16,956	17,170	61,458
Income before taxes on income	4,567	5,117	4,803	8,345	22,832
Taxes on income	1,941	2,175	2,041	3,297	9,454
Net income	$2,626	$2,942	$2,762	$5,048	$13,378
Income per share
Basic	$0.17	$0.18	$0.11	$0.16	$0.60
Diluted	$0.16	$0.17	$0.11	$0.15	$0.58
Year Ended December 31, 2014:
Interest income	$10,675	$10,931	$12,384	$13,408	$47,398
Interest expense	925	1,115	1,237	1,307	4,584
Net interest income	9,750	9,816	11,147	12,101	42,814
Provision for loan losses	235	—	—	—	235
Noninterest income	5,551	6,416	6,737	6,045	24,749
Noninterest expense	12,546	13,871	13,095	12,995	52,507
Income before taxes on income	2,520	2,361	4,789	5,151	14,821
Taxes on income	1,058	1,094	2,130	2,145	6,427
Net income	$1,462	$1,267	$2,659	$3,006	$8,394
Income per share
Basic	$0.09	$0.08	$0.17	$0.19	$0.54
Diluted	$0.09	$0.08	$0.16	$0.18	$0.51

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

NOTE 23: PARENT ONLY FINANCIAL STATEMENTS

BALANCE SHEETS

(dollars in thousands)	December 31,
	2016	2015
ASSETS
Cash and cash equivalents	$6,318	$42,151
Premises and equipment, net	136	112
Deferred taxes	(74)	296
Investment in subsidiaries	272,545	215,167
Intercompany receivable	3,558	2,869
Other assets	1,711	1,865
Total Assets	$284,194	$262,460
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Borrowings	$—	$—
Accounts payable and other liabilities	(70)	2,724
Total Liabilities	(70)	2,724
Shareholders’ Equity
Common Stock	16	16
Additional paid-in-capital	232,428	227,262
Retained earnings	57,065	33,762
Accumulated other comprehensive income (loss), net of tax	(5,245)	(1,304)
Total Shareholders’ Equity	284,264	259,736
Total Liabilities and Shareholders’ Equity	$284,194	$262,460

INCOME STATEMENTS

(dollars in thousands)	For the Year Ended December 31,
	2016	2015	2014
Interest expense—borrowings	$—	$674	$740
Noninterest income—earnings from investment in subsidiaries	25,498	15,801	11,050
Noninterest expense:
Compensation and benefits	971	1,152	1,096
Occupancy and depreciation	96	191	141
Professional services and marketing costs	1,929	1,669	2,469
Other expenses	964	702	852
Total noninterest expense	3,960	3,714	4,558
Income before taxes on income	21,538	11,413	5,752
Taxes on income	(1,765)	(1,965)	(2,642)
Net income	$23,303	$13,378	$8,394

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2016, 2015, and 2014

STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)	For the Year Ended December 31,
	2016	2015	2014
Net income	$23,303	$13,378	$8,394
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	(6,697)	(3,746)	4,198
Other comprehensive income (loss) before tax	(6,697)	(3,746)	4,198
Income tax (expense) benefit related to items of other comprehensive income	2,756	1,542	(1,728)
Other comprehensive income (loss)	(3,941)	(2,204)	2,470
Less: Reclassification adjustment for gains (loss) included in net earnings	1,043	(61)	(16)
Income tax (expense) benefit related to reclassification adjustment	(407)	25	—
Reclassification adjustment for gains included in net earnings, net of tax	636	(36)	(16)
Other comprehensive income (loss), net of tax	(3,305)	(2,240)	2,454
Total comprehensive income	$19,998	$11,138	$10,848

STATEMENTS OF CASH FLOWS

(dollars in thousands)	For the Year Ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$23,303	$13,378	$8,394
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings from investment in subsidiaries	(25,498)	(15,801)	(11,050)
Stock–based compensation expense	78	113	50
Deferred tax liability (benefit)	296	(345)	(190)
Increase in other assets	(1,464)	(602)	(652)
Increase (decrease) in accounts payable and other liabilities	(1,102)	1,926	829
Net cash provided by (used in) operating activities	(4,387)	(1,331)	(2,619)
Cash Flows from Investing Activities:
Investment in subsidiaries	(40,000)	(76,453)	(10,470)
Payment to shareholders of acquired companies	—	(543)	—
Dividend from subsidiary	5,000	—	—
Purchase of premises and equipment	(24)	(12)	—)
Net cash used in investing activities	(35,024)	(77,008)	(10,470)
Cash Flows from Financing Activities:
Proceeds from borrowings	—	10,114	15,000
Paydowns of borrowings	—	(30,000)	(2,177)
Proceeds from the sale of stock, net	4,267	136,163	949
Intercompany accounts, net decrease (increase)	(689)	(1,509)	(255)
Net cash provided by financing activities	3,578	114,768	13,517
Increase (decrease) in cash and cash equivalents	(35,833)	36,429	428
Cash and cash equivalents at beginning of year	42,151	5,722	5,294
Cash and cash equivalents at end of year	$6,318	$42,151	$5,722

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness as of December 31, 2016, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2016, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting in 2016 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of December 31, 2016, the Company maintained effective internal control over financial reporting.

The foregoing report on internal control over financial reporting shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Vavrinek, Trine, Day & Co. LLP, independent registered public accounting firm, which audited our consolidated financial statements for the fiscal year ended December 31, 2016 included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2016, as stated in their report below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

First Foundation Inc. and Subsidiaries

Irvine, California

We have audited First Foundation, Inc. and Subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that (1) in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;  (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, First Foundation Inc. and Subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of the Company as of December 31, 2016 and 2015 and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2016, and our report dated March 15, 2017 expressed an unqualified opinion on those consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for stock-based compensation in the consolidated financial statements referred to above due to the adoption of Accounting Standards Update (ASU) No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.

Rancho Cucamonga, California

March 15, 2017

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

Name	Age	Position
Ulrich Keller, Jr., CFP	60	Executive Chairman and Director
Scott Kavanaugh	56	Director, Vice Chairman of the Board and Chief Executive Officer
John Hakopian	48	President of FFA and Director
James Brakke(1)	74	Director
Max Briggs, CFP(2)(3)	51	Director
Warren Fix(2)	78	Director
Gerald Larsen, J.D., LL.M., CFP, CPA(1)(2)	68	Director
Mitchell Rosenberg, Ph.D.(1)(3)	63	Director
Jacob Sonenshine, J.D., CFA(3)	46	Director
David DePillo	55	President of FFB
John Michel	57	Executive Vice President and Chief Financial Officer

(1)	Member of the compensation committee.
(2)	Member of the audit committee.
(3)	Member of the nominating and corporate governance committee.

Six of the Company’s nine directors have been determined to be independent directors, because they have not been employed nor have they received any compensation from the Company or any of its subsidiaries during the past three years, other than compensation for their service on the Board and on Board Committees. Those directors are Messrs. Brakke, Briggs, Fix, Larsen, Rosenberg and Sonenshine. Set forth below is a biographical summary of the experience of the members of our Board of Directors and our executive officers.

Directors

Ulrich Keller, Jr., CFP. Mr. Keller is one of the founders of the Company and currently is the Executive Chairman of FFI and its wholly-owned subsidiary, First Foundation Advisors (“FFA”). Mr. Keller served as Chief Executive Officer (“CEO”) of FFA from 1990, when it began operations as a fee-only investment advisor, until December 2009, at which time he became its Executive Chairman. In 2007, Mr. Keller became the Executive Chairman of FFI and from June 2007 until December 2009 he also served as the CEO of FFI. Mr. Keller earned a Bachelor of Science degree in Finance from San Diego State University and completed the financial planning program at the University of Southern California. Mr. Keller served as a member of the University of California, Irvine (“UCI”) Foundation’s Finance & Investment Committee and served as Co-Chair for the Center for Investment and Wealth Management at the Paul Merage School of Business at UCI. As one of the founders of the Company, who played a key role in the development and successful implementation of our business strategy of providing high quality and personalized wealth management and investment advisory services to our clients and the expansion of the financial services we offer our clients, Mr. Keller brings to the Board considerable knowledge and valuable insights about the wealth management and investment advisory business and the Southern California financial services market.

Scott Kavanaugh. Mr. Kavanaugh is, and since December 2009 has been the CEO of FFI, and from June 2007 until December 2009, he served as President and Chief Operating Officer of FFI. Mr. Kavanaugh has been the Vice- Chairman of FFI since June 2007. He also is, and since September 2007 has been, the Chairman and CEO of FFI’s wholly-owned banking subsidiary, First Foundation Bank (“FFB”). Mr. Kavanaugh was a founding shareholder and served as an Executive Vice President and Chief Administrative Officer and a member of the board of directors of Commercial Capital Bancorp, Inc., the parent holding company of Commercial Capital Bank. During his tenure as an executive officer and director of Commercial Capital Bancorp, Inc. that company became a publicly traded company, listed on NASDAQ, and its total assets grew to more than $1.7 billion. From 1998 until 2003, Mr. Kavanaugh served as the Executive Vice President and Chief Operating Officer and a director of Commercial Capital Mortgage. From 1993 to 1998, Mr. Kavanaugh was a partner and head of trading for fixed income and equity securities at Great Pacific Securities, Inc., a west coast-based regional securities firm. Mr. Kavanaugh earned a Bachelor of Science degree in Business Administration and Accounting at the University of Tennessee and a Masters of Business Administration (“MBA”) degree in Information Systems at North Texas State University. Mr. Kavanaugh is, and since 2008 has been, a member of the board of directors of Colorado Federal Savings Bank and its parent holding company, Silver Queen Financial Services, Inc. Since March 2015, Mr. Kavanaugh has served as director for Nexpoint Residential Trust Inc., a publicly traded real estate investment trust that is advised by NexPoint Real Estate Advisors, L.P. an affiliate of Highland Capital Management, L.P.. Mr. Kavanaugh also served as a member of the boards of directors of NexBank SSB and its parent holding company, NexBank Capital, Inc. from December 2013 until December 2015. From January 2000 until June 2012, Mr. Kavanaugh served as Independent Trustee and Chairman of the Audit Committee, and from June 2012 until December 2013 served as Chairman, of the Highland Mutual Funds, a mutual fund group managed by Highland Capital Management, L.P.. The Board believes that Mr. Kavanaugh’s extensive experience as an executive officer of banks and other financial services organizations, combined with his experience as a director of both public and private companies, qualifies him to serve as a member of our Board of Directors. In addition, because Mr. Kavanaugh is the Company’s CEO, we believe that his participation as a member of the Board facilitates communication between the outside Board members and management.

James Brakke. Mr. Brakke has served as a director of FFI since 2007. From 2001 until 2006 Mr. Brakke served as a director of Commercial Capital Bancorp, Inc. and from 2000 until 2006, Mr. Brakke served as a director of Commercial Capital Bank. Mr. Brakke is, and since 2001 has been, Executive Vice President and director of the Dealer Protection Group, an insurance brokerage firm that Mr. Brakke co-founded, which specializes in providing insurance products to the automobile industry. Mr. Brakke also serves as a salesperson for Brakke-Schafnitz Insurance Brokers, a commercial insurance brokerage and consulting firm that he co-founded and where he was President and Chairman from 1971 until 2009. Mr. Brakke currently serves as a director of Maury Microwave Corporation, as a director of Debt Resolve, Inc and as Chairman of Advanced Wellness and Lasers. Mr. Brakke earned a Bachelor of Science degree in Business and Finance from Colorado State University. Mr. Brakke’s experience as a director of Commercial Capital Bancorp, Inc. and its wholly owned banking subsidiary, Commercial Capital Bank is valuable to other independent member of the Company’s Board of Directors. Moreover, we believe Mr. Brakke’s extensive knowledge of the insurance industry provides valuable insight and support for our insurance operations.

Max Briggs, CFP. From 2005 to 2012, Mr. Briggs served as Chairman of the Board of Desert Commercial Bank (“DCB”). He was elected as a director of the Company following our acquisition of DCB in August 2012. Mr. Briggs is, and since 1996 has been the President and CEO of FLC Capital Advisors, a wealth management firm with over $385 million of assets under administration. From 1992 to 1997, Mr. Briggs served as CEO of Franklin Loan Center, a mortgage banking company. Mr. Briggs earned a Business Administration and Finance degree from Stetson University. We believe Mr. Briggs is a valuable member of our Board of Directors due to his knowledge of the banking business, gained from his service as Chairman of DCB, particularly as conducted in Palm Desert, California and its surrounding communities, where we have two of our wealth management offices, and his experience as President and CEO of a wealth management firm.

Warren Fix. Mr. Fix has served as a director of FFI since 2007. Mr. Fix is, and since 1992 has been, a partner in The Contrarian Group, a business investment and management company. From 1995 to 2008, Mr. Fix served in various management capacities and on the Board of Directors of WCH, Inc., formerly Candlewood Hotel Company. From 1989 to 1992, Mr. Fix served as President of the Pacific Company, a real estate investment and development company. From 1964 to 1989, Mr. Fix held numerous positions at the Irvine Company, including serving as its Chief Financial Officer (“CFO”) and a member of the executive committee of the board of directors. Mr. Fix currently serves as a director of Healthcare Trust of America, a publicly traded real estate investment trust and Clark Investment Group. Mr. Fix earned a Bachelor of Administration degree from Claremont McKenna College. We believe Mr. Fix brings to the Board his knowledge of accounting, real estate and financial matters as a result of his long tenure as CFO of the Irvine Company and his experience as an independent director of both public and private companies.

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

Mitchell Rosenberg, Ph.D. Dr. Rosenberg has served as a director of FFI since 2007. Dr. Rosenberg is, and since 2005 has served as, President and founder of the consulting firm of M. M. Rosenberg & Associates, which provides executive and organizational development services to public and private companies in the fields of financial services, health care and technology.  From 2002 to 2005, Dr. Rosenberg was Chief Executive Officer for The Picerne Group, an international investment firm investing primarily in real estate, and portfolios of loans. Prior to 2002, Dr. Rosenberg served as Executive Vice President and Director of Business Services for Ameriquest Capital Corporation and directed the Human Resource and Organizational Development functions for Washington Mutual Bank, American Savings Bank and Great Western Bank. Dr. Rosenberg earned a Bachelor of Science degree in Psychology from Ohio University, a Masters of Science degree in Industrial Psychology from California State University, Long Beach, and a Ph.D. degree in Psychology with an emphasis on Organizational Behavior from Claremont Graduate University, which is the graduate university of the Claremont Colleges. We believe that Dr. Rosenberg’s educational and operational experience in managing the human resource and organizational development functions of a number of banking organizations and a real estate investment firm provides insight regarding the Company’s human resource functions, including compensation considerations that will impact the Company’s growth and expansion.

Jacob Sonenshine, J.D., CFA. Mr. Sonenshine has served as a director of FFI since 2007. Mr. Sonenshine is, and since 2012, has served as President of Prell Restaurant Group, an operator of fast casual restaurants. From 2006 until 2012, Mr. Sonenshine served as the President and Chief Operating Officer of Professionals Retirement Strategy, a retirement planning and entity risk management firm. From 1999 to 2005, Mr. Sonenshine was President and co-founder of RSM EquiCo, an investment bank specializing in mergers and acquisitions of privately-held middle market companies. Mr. Sonenshine earned a Bachelor of Science degree in economics and a Bachelor of Administration degree in International Relations from the University of Pennsylvania, and a J.D. degree and a MBA degree from the University of Southern California. We believe Mr. Sonenshine’s experience as President of a retirement planning firm is valuable to the Board in overseeing FFA’s wealth management and investment advisory business.

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

John Michel. Mr. Michel, is, and since September 2007 has been, the Executive Vice President and CFO of the Company and FFB. Since January 2009, he has also served as the CFO of FFA. Mr. Michel served as the CFO of Sunwest Bank from February 2005 to October 2006 and of Fidelity Federal Bank from September 1998 to December 2001. Mr. Michel earned a Bachelor of Business Administration Accounting degree from the University of Notre Dame.

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

Director Independence and Diversity

Our Board of Directors has evaluated the independence of its members based on the definition of independence for purposes of Board membership and membership on the Board’s standing committees that are applicable to the Company because its shares are listed on the NASDAQ Stock Market. Based on that evaluation, our Board of Directors has concluded that (i) six members of the Board are independent: Messrs. Brakke, Briggs, Fix, Larsen, Rosenberg and Sonenshine, and (ii) all of the members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent. The Board of Directors believes that differences in experience, knowledge, skills and viewpoints enhance the Board of Directors’ performance. Accordingly, the Nominating and Corporate Governance Committee considers such diversity in selecting, evaluating and recommending proposed Board nominees. However, the Board of Directors has not implemented a formal policy with respect to the consideration of diversity for the composition of the Board of Directors.

Family Relationships

There is no family relationship between any director, executive officer or person nominated to become a director or executive officer.

The Board of Directors

Election of Directors

Our bylaws provide that our directors shall be elected at each annual meeting of stockholders but, if any such annual meeting is not held or the directors are not elected thereat, the directors may be elected at any special meeting of stockholders held for such purpose. All directors shall hold office until their respective successors are elected, subject to the Delaware General Corporation Law (the “DGCL”) and our bylaws with respect to vacancies on the Board of Directors. A vacancy on the Board of Directors shall be deemed to exist in case of the death, resignation, retirement, disqualification, or removal from office. Vacancies on the Board of Directors, unless otherwise required by law or by resolution of the Board of Directors, may be filled only by a majority vote of the directors then in office, though less than a quorum or, if there is only one director then in office, by such director (and in neither case by the stockholders).  No decrease in the number of authorized directors shall shorten the term of any incumbent director.

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

Role of the Board of Directors

In accordance with Delaware law, the Board of Directors oversees the management of the business and affairs of the Company. The members of the Board of Directors keep informed about our business primarily through discussions with management, by reviewing analyses and reports sent to them by management and outside consultants, and by participating in Board and in Board committee meetings.

Board Leadership Structure

The Chairman of our Board of Directors is Rick Keller who is a member of senior management, and our Chief Executive officer is Scott Kavanaugh. The Board of Directors decided to separate the positions of Chairman and Chief Executive Officer because the Board of Directors believes that doing so provides the appropriate leadership structure for us at this time, particularly since the separation of those two positions enables our Chief Executive Officer to focus on the management of our business and the development and implementation of strategic initiatives, while the Chairman leads the Board of Directors in the performance of its responsibilities.

The Board’s Role in Risk Oversight

The Board’s responsibilities in overseeing the Company’s management and business include oversight of the Company’s key risks and management processes and controls. Management, in turn, is responsible for the day-to-day management of risk and implementation of appropriate risk management controls and procedures.

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

Although risk oversight permeates many elements of the work of the full Board and its committees, the Audit Committee is responsible for overseeing any other significant risk management processes.

Committees of our Board of Directors

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Governance Committee. The Board of Directors has adopted a written charter for each of those committees, and copies of those charters are available on the Investor Relations section of our website at www.ff-inc.com. In addition, from time to time, special committees may be established under the direction of our Board of Directors when necessary to address specific issues.

The Audit Committee. The Board of Directors has established a standing Audit Committee, the members of which are Mr. Fix, its chairman, and Messrs. Briggs and Larsen. Mr. Fix serves as chairman. The Board of Directors has determined that all of the members of the Audit Committee are independent within the meaning of the Listing Rules of the NASDAQ Stock Market and the enhanced independence requirements for audit committee members contained in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board of Directors also has determined that each of Messrs. Fix and Briggs meet the definition of “audit committee financial expert” adopted by the Securities Exchange Commission (‘SEC”).

The Audit Committee’s responsibilities include:

•

overseeing the integrity of the financial statements of the Company and its subsidiaries, including the financial reporting processes and systems of internal controls regarding finance, accounting, legal and regulatory compliance;

•	overseeing the independence, qualifications and performance of the Company’s independent auditors and internal audit function;
•	monitoring the open communication among the independent auditor, management, the internal audit function and the Board of Directors;
•	reviewing and assessing the adequacy of its formal written charter on an annual basis; and
•	overseeing such other matters that may be specifically delegated to the Audit Committee by the Board of Directors.

The Audit Committee met six times during 2016.

The Compensation Committee. The Board of Directors has established a standing Compensation Committee, the members of which are Dr. Rosenberg, its chairman, and Messrs. Brakke and Larsen. The Board of Directors has determined that all of the members of the Compensation Committee are independent within the meaning of the NASDAQ rules applicable to such committees.

The Compensation Committee’s responsibilities include:

•	reviewing and approving the compensation plans, policies and programs for the Company’s CEO and other senior officers;
•

developing, reviewing and making recommendations to the Board of Directors with respect to the adoption or revision of cash and equity incentive plans, approving individual grants or awards thereunder and reporting to the Board of Directors regarding the terms of such individual grants or awards;

•

reviewing and discussing with the Company’s management the narrative discussion and tables regarding executive officer and director compensation to be included in the Company’s annual proxy statement, in accordance with applicable laws, rules and regulations;

•	producing and approving an annual report on executive compensation for inclusion in the Company’s annual proxy statement, in accordance with applicable laws, rules and regulations;
•	making recommendations to the Board of Directors regarding the type and amount of compensation be paid or awarded to members of the Board of Directors;
•	reviewing and assessing the adequacy of its formal written charter on an annual basis; and
•	overseeing any other matters that may be specifically delegated to the Compensation Committee by the Board of Directors.

The Compensation Committee met two times during 2016.

The Nominating and Corporate Governance Committee. The Board of Directors has established a standing Nominating and Corporate Governance Committee, the members of which are Dr. Rosenberg, its chairman, and Messrs. Briggs and Sonenshine. Mr. Rosenberg serves as chairman. The Board of Directors has determined that all of the members of the Nominating and Corporate Governance Committee are independent within the meaning of the NASDAQ rules applicable to such committees.

The Nominating and Corporate Governance Committee’s responsibilities include:

•

developing and recommending policies to the Board of Directors regarding the director nomination process, including establishing a policy with regard to consideration of director candidates recommended by directors, employees, stockholders and others or to fill director vacancies, in accordance with the Company’s bylaws;

•	identifying and making recommendations to the Board of Directors specific candidates for election as directors;
•	recommending to the Board of Directors specific selection qualifications and criteria for Board membership;
•	evaluating the independence of the directors and making recommendations to the Board of Directors with respect to the directors to be appointed to serve on each committee of the Board of Directors;
•

developing and recommending, for the Board of Director’s approval, corporate governance principles and policies, and codes of conduct for the Company’s executive officers, employees and directors as the Committee determines from time to time to be appropriate, in accordance with applicable laws, rules and regulations;

•	leading the Board of Directors in its annual review of the performance of the Board of Directors and its committees, as applicable;
•	reviewing and assessing the adequacy of its formal written charter on an annual basis; and
•	overseeing any other matters that may be specifically delegated to the Nominating and Corporate Governance Committee by the Board of Directors.

The Nominating and Corporate Governance Committee met once during 2016.

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

Codes of Business and Ethical Conduct

We have adopted a Code of Business and Ethical Conduct for our directors, officers and employees and a Code of Conduct which contains specific ethical policies and principles that apply to our Chief Executive Officer, Chief Financial Officer, FFB Chief Operating Officer and other key accounting and financial personnel. A copy of our Code of Conduct is accessible at the Investor Relations section of our website at www.ff-inc.com. We intend to disclose, at that same location on our website, any amendments and any waivers of the requirements of the Code of Conduct that may be granted to our Chief Executive Officer, Chief Financial Officer or other key accounting and financial personnel.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the related rules and regulations, our directors and executive officers and any beneficial owners of more than 10% of any registered class of our equity securities, are required to file reports of their ownership, and any changes in the ownership, of our common stock with the SEC pursuant to Section 16(a) of the Exchange Act. To our knowledge, based solely on a review of copies of Section 16(a) reports furnished to us and on written representations from such reporting persons, during 2016, all of those persons complied with the Section 16(a) filing requirements.

Item 11.	Executive Compensation

Named Executive Officers

Our “named executive officers” include our principal executive officer and our four other most highly compensated executive officers. For 2016, our named executive officers were:

•	Ulrich E. Keller, Jr., who currently serves as our Executive Chairman, as well as a member of the Board of Directors.
•	Scott F. Kavanaugh, who currently serves as our Chief Executive Officer, as well as Vice Chairman and a member of the Board of Directors. Mr. Kavanaugh is our Principal Executive Officer.
•	John Hakopian, who currently serves as President of FFA, as well as a member of the Board of Directors.
•	David DePillo, who currently serves as President and Chief Operating Officer of FFB
•	John Michel, who currently serves as our Executive Vice President and Chief Financial Officer and the Executive Vice President and Chief Financial Officer of FFB and FFA.

Summary Compensation Table

The following table sets forth, for our named executive officers, the compensation earned in the years ended December 31:

Name and Position	Year	Salary(2)(3)	Non-Equity Incentive Compensation ($)(4)(5)	Stock Awards (4)(5)(6)(7)	Total
Ulrich E. Keller, Jr., Executive	2016	$550,000	$220,000	$—	$770,000
Chairman of FFI and FFA	2015	500,000	200,000	—	700,000
Scott F. Kavanaugh, Chief Executive
Officer of FFI and FFB, Vice	2016	606,000	487,500	162,500	1,256,000
Chairman of FFI, Chairman of FFB	2015	556,000	309,400	103,100	968,500
John Hakopian,	2016	425,000	150,000	—	575,000
President of FFA	2015	425,000	170,000	—	595,000
David DePillo, President and Chief	2016	500,000	375,000	125,000	1,000,000
Operating Officer of FFB(1)	2015	257,700	193,300	301,300	752,300
John Michel, Chief Financial Officer	2016	356,000	187,500	62,500	606,000
Of FFI, FFB and FFA	2015	316,000	151,100	50,400	517,500

(1)	Mr. DePillo commenced his employment with us on May 11, 2015.
(2)	Although Messrs. Keller, Kavanaugh and Hakopian are also directors of the Company, they do not receive any fees or other compensation for their service as directors.
(3)	Mr. Kavanaugh’s and Mr. Michel’s salaries include a $6,000 per year automobile allowance for use of his personal automobile.
(4)

For 2016 and 2015, the Board of Directors established annual target bonus awards for each of the named executive officers, the payment of which was made contingent on FFI generating earnings before taxes, of $31.5 million in 2016 and $18.0 million in 2015. In 2016, Messrs. Keller, Kavanaugh, DePillo and Michel each received 100% of their target bonus awards, the respective amounts of which are set forth in this table. In 2016, Mr. Hakopian, based on an evaluation of his overall performance, was awarded 88% of his target bonus award of $170,000. In 2015, Messrs. Keller, Kavanaugh, DePillo, Michel and Hakopian each received 100% of their target bonus awards, the respective amounts of which are set forth in this table. Because Mr. DePillo started after the year started in 2015, for 2015, he was awarded his full bonus potential based upon a subjective evaluation by the Compensation Committee.

(5)

For Messrs. Kavanaugh, DePillo and Michel, 25% of their annual bonus for 2016 was paid to them in the form of restricted stock units (“RSU”) and for Messrs. Kavanaugh and Michel, 25% of their annual bonus for 2015 was paid to them in the form of RSUs. Therefore, on February 28, 2017, Mr. Kavanaugh received a grant of 9,909 RSUs, Mr. DePillo received a grant of 7,623 RSUs and Mr. Michel received a grant of 3,813 RSUs, and on January 27, 2016, Mr. Kavanaugh received a grant of 9,270 RSUs and Mr. Michel received a grant of 4,530 RSUs under our 2015 Equity Incentive Plan. Each RSU, upon vesting, enables its holder to receive one of our common shares. One-third of these awards of RSUs vested immediately at grant date and one-third vests incrementally on each of the first and second anniversaries of the grant date subject to continued employment. Our closing share price on February 28, 2017 was $16.40 and on January 27, 2016 was $11.13.

(6)

On May 11, 2015, Mr. DePillo was granted 31,800 RSUs under our 2007 Equity Incentive Plan as part of his initial compensation in connection with his hire. These RSUs vest in three equal installments on each of the first three anniversaries of the grant date subject to continued employment. Our closing share price on the date of this grant was $9.48.

(7)

This column reflects the dollar amount of the grant date fair value of an RSU award, computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, Stock Compensation. Generally, the grant date fair value is the amount that we would expense in our financial statements over the award’s vesting schedule.

In addition to the compensation set forth in the table above, each named executive officer receives group health and life insurance benefits. Incidental job related benefits, including employer contributions under the Company’s 401k plan, totaled less than $10,000 for each of the named executive officers in 2016 and 2015.

Employment Agreements

Each of our named executive officers is employed under an employment agreement for a term ending on December 31, 2018. The employment agreements with each named executive officer are substantially the same.

Mr. Kavanaugh originally entered into an employment agreement with FFI and FFB on September 17, 2007 and this agreement was subsequently amended on December 31, 2009, December 28, 2012, August 31, 2013, and January 26, 2016. Mr. Keller and Mr. Hakopian originally entered into employment agreements with FFA on September 17, 2007 and these agreements were subsequently amended on December 31, 2009, December 31, 2012, August 31, 2013, and January 26, 2016. Mr. Michel originally entered into an employment agreement with FFI, FFB and FFA on September 17, 2007 and this agreement was subsequently amended on December 31, 2009, December 28, 2012, August 31, 2013, and January 26, 2016. Mr. DePillo entered into an employment agreement with FFB on May 11, 2015.

Set forth below are summaries of the material terms of those employment agreements. These summaries are not intended to be complete and are qualified in their entirety by reference to the employment agreements themselves.

Material Terms of the Employment Agreements

Salaries. The employment agreements currently provide for the payment of base annual salaries as follows: Mr. Keller: $575,000; Mr. Kavanaugh: $700,000; Mr. Hakopian: $425,000, Mr. DePillo: $600,000 and Mr. Michel: $375,000. Those salaries are subject to review and may be increased, but not reduced, by the Board of Directors in its discretion.

Participation in Incentive Compensation and Employee Benefit Plans. Each of the employment agreements provides that the named executive officer will be entitled to participate in any management bonus or incentive compensation plans adopted by the Board or its Compensation Committee and in any qualified or any other retirement plans, stock option or equity incentive plans, life, medical and disability insurance plans and other benefit plans which FFI and its subsidiaries may have in effect, from time to time, for all or most of its senior executives. Mr. DePillo’s agreement provides that he will have an annual target bonus of at least 75% of his then current base annual salary.

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

“Change of Control” generally means the occurrence of any of the following subject to certain exceptions:

(i)	a person who becomes the beneficial owner, directly or indirectly, of more than twenty-five percent (25%) of the Company’s voting securities subject to certain conditions;
(ii)

a consolidation, merger, or reorganization of the Company with or into another person, or of another person with or into the Company, in which the holders of the Company’s outstanding voting securities immediately prior to the consummation of such consolidation, merger or reorganization would not, immediately after such consummation, own beneficially, directly or indirectly, (in the aggregate) at least sixty percent (60%) of the voting securities of (1) the continuing or surviving person in such merger, consolidation or reorganization (whether or not that is the Company) or (2) the ultimate parent, if any, of that continuing or surviving person;

(iii)

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

(iv)

a sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of the Company or of its subsidiary;

(v)

the holders of the voting securities of the Company approve any plan or proposal for the liquidation or dissolution of the Company, unless the plan of liquidation provides for all or substantially all of the assets of the Company to be transferred to a person in which the holders of the Company’s voting securities immediately prior to such liquidation have or will have, immediately after such liquidation, substantially the same proportionate direct or indirect beneficial ownership of at least sixty percent (60%) of the voting securities of such person; or

(vi)

during any period of two (2) consecutive years during the term of the CC Agreement, individuals who at the beginning of that two year period constituted the entire Board of Directors do not, for any reason, constitute a majority thereof, unless the election (or the nomination for election) by the holders of the Company’s voting securities, of each director who was not a member of the Board of Directors at the beginning of that two year period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the two year period.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding stock options and unvested RSUs held by each of our named executive officers as of December 31, 2016.

	Option Awards(1)
Name / Grant Date	Number of securities underlying unexercised options(#) Exercisable(1)	Number of securities underlying unexercised options (#) Unexercisable	Option Exercise Price($)(2)	Option Expiration Date(3)
Ulrich E. Keller, Jr.
9/17/2007	81,000	—	5.50	9/16/2017
1/27/2009	30,000	—	8.25	1/26/2019
10/25/2011	80,000	—	8.25	10/24/2021
Scott F. Kavanaugh
9/17/2007	320,000	—	5.00	9/16/2017
1/27/2009	40,000	—	7.50	1/26/2019
10/25/2011	160,000	—	7.50	10/24/2021
John Hakopian
9/17/2007	81,000	—	5.00	9/16/2017
1/27/2009	20,000	—	7.50	1/26/2019
10/25/2011	80,000	—	7.50	10/24/2021
John Michel
9/17/2007	120,000	—	5.00	9/16/2017
1/27/2009	14,000	—	7.50	1/26/2019
10/25/2011	80,000	—	7.50	10/24/2021

	Stock Awards
Name / Grant Date	Number of shares or units of stock that have not vested(#)	Market value of shares or units of stock that have not vested($)(4)
Scott F. Kavanaugh
1/27/2016	3,090	44,000
2/28/2017	6,606	94,100
David DePillo
5/11/2015	21,200	302,100
2/28/2017	5,082	72,400
John Michel
1/27/2016	1,510	21,500
2/28/2017	2,542	36,200

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
(4)

The remaining RSUs for Messrs. Kavanaugh, DePillo (for the 2017 grant) and Michel vest in equal installments on each of the first and second anniversaries of the grant date subject to continued employment. The RSUs for Mr. DePillo granted on May 11, 2015 vest in three equal installments on each of the first three anniversaries of the grant date subject to continued employment. Market value is based on the closing share price of $14.25 for our common stock as of December 31, 2016 which was the last day of our fiscal year 2016.

Option Exercises and Stock Vested

The following table sets forth information regarding stock options exercised and RSUs vested during 2016 for each of our named executive officers.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)

Scott F. Kavanaugh	—	—	3,090	34,400
David DePillo	—	—	10,600	118,200
John Michel	40,000	355,200	1,510	16,800

(1)	Represents the difference between the market price of the underlying securities at exercise and the exercise price of the options.
(2)	Determined by multiplying the number of shares vested by the market price of the securities at the vesting date.

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

Director Compensation

Only non-employee directors are entitled to receive compensation for service on the Board and committees of the Board. Each director receives an annual retainer of $52,000 plus annual equity grants with a grant date value of $28,000. The compensation each non-employee director received for their service on the Board and Board committees is set forth in the following table for the year ended December 31, 2016:

Director Compensation
	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
James Brakke	52,000	28,000	80,000
Max Briggs	52,000	28,000	80,000
Victoria Collins(2)	34,700	14,000	48,700
Warren D. Fix	52,000	28,000	80,000
Gerald Larsen	52,000	28,000	80,000
Mitchell M. Rosenberg	52,000	28,000	80,000
Jacob Sonenshine	52,000	28,000	80,000

(1)

On January 27, 2016, when our closing share price was $11.13 per share, each non-employee director received a grant of 1,260 RSUs. These vested on April 27, 2016.  On, August 30, 2016, when our closing share price was $12.58, each  non-employee director received a grant  of 1,116 RSUs. These shares vested on November 30, 2016. This column reflects the aggregate dollar amount of the grant date fair value of these RSU awards, computed in accordance with FASB ASC Topic 718, Stock Compensation. Generally, the grant date fair value is the amount that we would expense in our financial statements over the award’s vesting schedule.

(2)	Victoria Collins’ service as a director ended in August 2016.

Outstanding Equity Awards.

The following table sets forth information regarding outstanding stock options held by each non-employee director as of December 31, 2016.

	Option Awards(1)
Name / Grant Date	Number of securities underlying unexercised options(#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Exercise Price($)(2)	Expiration Date(3)
James Brakke
9/17/2007	30,000	—	5.00	9/16/2017
1/27/2009	3,000	—	7.50	1/26/2019
Max Briggs
8/28/2012	30,000	—	7.50	8/27/2022
Warren D. Fix
9/17/2007	30,000	—	5.00	9/16/2017
1/27/2009	3,000	—	7.50	1/26/2019
Gerald L. Larsen
7/22/2008	20,000	—	7.50	7/21/2018
1/27/2009	2,000	—	7.50	1/26/2019
Mitchell M. Rosenberg
9/17/2007	15,000	—	5.00	9/16/2017
1/27/2009	3,000	—	7.50	1/26/2019
Jacob Sonenshine
9/17/2007	30,000	—	5.00	9/16/2017
1/27/2009	3,000	—	7.50	1/26/2019

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of March 10, 2017 for:

•	each of our named executive officers;
•	each of our directors;
•	all our executive officers and directors as a group; and
•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of our common stock.

For purposes of the table below, the percentage ownership calculations for purposes of determining the beneficial ownership of our directors and executive officers are based on 32,893,491 shares of our common stock outstanding as of March 10, 2017.

Under the rules and regulations of the SEC, a person is deemed to be the beneficial owner of (i) shares with respect to which that person has, either alone or with others, the power to vote or dispose of those shares; and (ii) shares which that person may acquire on exercise of options or other rights to purchase shares of our common stock at any time during a 60 day period which, for purposes of this table, will end on May 10, 2017. The number of shares subject to options that are exercisable or may become exercisable during that 60 day period are deemed outstanding for purposes of computing the number of shares beneficially owned by, and the percentage ownership of, the person holding such options, but not for computing the percentage ownership of any other shareholder named in this table. Except as otherwise noted below, we believe that the persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

	As of March 10, 2017(1)
Name and Title	Number of Shares Beneficially Owned(2)		Percent of Class
Ulrich Keller, Jr., Executive Chairman	2,712,170	(3)	8.2%
Scott Kavanaugh, Vice Chairman and CEO	1,388,417		4.2%
James Brakke, Director	128,936		*
Max Briggs, Director	64,664	(4)	*
Warren Fix, Director	167,850	(5)	*
John Hakopian, Director and President of FFA	970,360		2.9%
Gerald Larsen, Director	46,216		*
Mitchell M. Rosenberg, Director	55,816		*
Jacob Sonenshine, Director	69,148		*
David DePillo, President and Chief Operating Officer of FFB	702,711		2.1%
John M. Michel, EVP and Chief Financial Officer	267,291		*

All Directors and Executive Officers as a Group (11 persons)	6,573,579		19.3%

*	Represents less than one (1%) percent of the shares outstanding as of March 10, 2017.
(1)

This table is based upon information supplied to us by our officers, directors and principal shareholders. Except as otherwise noted, we believe that each of the shareholders named in the table has sole voting and investment power with respect to all shares of common stock shown as to which he or she is shown to be the beneficial owner, subject to applicable community property laws. The percentage ownership interest of each individual or group is based upon the total number of shares of the Company’s common stock outstanding plus the shares which the respective individual or group has the right to acquire within 60 days after March 10, 2017 through the exercise of stock options.

(2)

Includes shares that may be acquired within 60 days of March 10, 2017 pursuant to the exercise of stock options. Shares subject to options are as follows: Mr. Keller - 191,000 shares; Mr. Kavanaugh – 520,000 shares; Mr. Brakke – 33,000 shares; Mr. Briggs - 30,000 shares; Mr. Hakopian – 181,000 shares; Mr. Larsen - 22,000 shares; Dr. Rosenberg – 18,000 shares; Mr. Sonenshine – 3,000 shares; Mr. Michel – 214,000 shares; and Directors and Executive Officers as a Group – 1,212,000 shares.

(3)	Includes 200,000 shares beneficially owned by Mr. Keller’s wife, as to which he disclaims beneficial ownership.
(4)	Includes 6,000 shares beneficially owned by Mr. Briggs wife, as to which he disclaims beneficial ownership.
(5)	Includes 11,800 shares beneficially owned by Mr. Fix’s wife, as to which he disclaims beneficial ownership.

The following table provides information as of December 31, 2016 regarding the Company’s Equity Plans:

	Column (a)	Column (b)	Column (c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(2)
Equity compensation plans approved by shareholders	1,972,884	$6.34	1,473,332
Equity compensation plans not approved by shareholders	—	—	—
Total	1,972,884	$6.34	1,473,332

(1)	Options are granted at an exercise price equal to or greater than the fair market value per share of our common stock on their respective dates of grant.
(2)	Does not include of 117,308 of RSUs issued and not vested as of December 31, 2016.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements with directors and executive officers described in “Executive Compensation” above, the following is a description of each transaction since January 1, 2016, and each proposed transaction in which:

•	we have been or are to be a participant;
•	the amount involved exceeded or exceeds $120,000; and
•

any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

David DePillo, President and Chief Operating Officer of FFB, owns a 10% interest in LendingLink LLC, an entity that provides software services to FFB. During 2016, FFB paid LendingLink LLC $0.2 million for services it provided to FFB.

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

Audit and Non-Audit Services Pre-Approval Policy

The Audit Committee’s Charter provides that the Audit Committee must pre-approve services to be performed by the Company’s independent registered public accounting firm. In accordance with that requirement, the Audit Committee pre-approved the engagement of Vavrinek, Trine Day and Co. LLP, (“VTD”) pursuant to which it provided the services described below for the fiscal years ended December 31, 2016 and 2015.

Audit and Other Fees Paid in Fiscal Year 2016 and 2015

Aggregate fees for professional services rendered to the Company by VTD were as follows for the years ended December 31:

	2016	2015
Audit services	$225,000	$160,000
Audit related services	—	—
Tax compliance services	—	—
All other services	8,200	30,000
Total	$233,200	$190,000

Audit Services

In each of the years ended December 31, 2016 and 2015, VTD rendered audit services which consisted of the audit of the Company’s consolidated financial statements for the years then ended.

Audit Related Services

VTD did not render any other audit related services to us during 2016 or 2015.

Tax Compliance Services

VTD did not render any tax compliance services to us during 2016 or 2015.

Other Services

In 2016 and 2015, VTD provided comfort letters, consents, and assistance with and review of documents filed with the SEC in conjunction our public offerings. No other services were provided in 2016 and 2015.

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

Item 16.    Form 10-K Summary.

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Irvine California on March 15, 2017.

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

SIGNATURE	TITLE	DATE
/s/ SCOTT F. KAVANAUGH Scott F. Kavanaugh	Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2017
/s/ JOHN M. MICHEL John M. Michel	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2017
/s/ ULRICH E. KELLER, JR. Ulrich E. Keller, Jr.	Chairman and Director	March 15, 2017
/s/ JAMES BRAKKE James Brakke	Director	March 15, 2017
/s/ MAX BRIGGS Max Briggs	Director	March 15, 2017
/s/ WARREN D. FIX Warren D. Fix	Director	March 15, 2017
/s/ JOHN HAKOPIAN John Hakopian	Director	March 15, 2017
/s/ GERALD L. LARSEN Gerald L. Larsen	Director	March 15, 2017
/s/ MITCHELL M. ROSENBERG Mitchell M. Rosenberg	Director	March 15, 2017
/s/ JACOB SONENSHINE Jacob Sonenshine	Director	March 15, 2017

S-1

INDEX OF EXHIBITS

Exhibit No.	Description
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
10.4(1)

First Foundation Inc. Form of Restricted Stock Unit Agreement for 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed on March 15, 2016).

10.5(1)	First Foundation Inc. Form of Stock Option Agreement for 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed on March 15, 2016).
10.6(1)	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.99 to the Company’s Current Report on Form 8-K, filed on October 30, 2015).
10.7(1)

Amended and Restated Employment Agreement, dated December 31, 2009, by and between the Company, First Foundation Advisors and Ulrich E. Keller, Jr., together with First, Second and Third Amendments thereto (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, filed on October 17, 2013).

10.8(1)

Amended and Restated Employment Agreement, dated December 31, 2009, by and between the Company, First Foundation Bank and Scott F. Kavanaugh, together with First, Second and Third Amendments thereto (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, filed on October 17, 2013).

10.9(1)

Amended and Restated Employment Agreement, dated December 31, 2009, by and between First Foundation Advisors and John Hakopian, together with First, Second and Third Amendments thereto (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10, filed on October 17, 2013).

10.10(1)

Amended and Restated Employment Agreement, dated December 31, 2009, by and between the Company, First Foundation Bank, First Foundation Advisors and John Michel, together with First, Second and Third Amendments thereto (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 25, 2014).

E-1

Exhibit No.	Description
10.11(1)

Employment Agreement, dated May 11, 2015, by and between First Foundation Bank and David DePillo (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q, filed on May 11, 2015).

10.12(1)

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

10.15(1)

Change of Control Agreement, dated September 17, 2007, by and between the Company and John Michel (incorporated by reference to the Exhibit 10.16 to the Company’s Annual Report on Form 10-K, filed on March 25, 2014).

10.16(1)

Change of Control Agreement, dated May 11, 2015, by and between the Company and David DePillo (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, filed on May 11, 2015).

10.17

Loan Agreement, dated February 8, 2017, by and between First Foundation Bank, as borrower, and NexBank SSB, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 9, 2017).

10.18

Pledge and Security Agreement issued by the Company to NexBank SSB pursuant to the Loan Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 9, 2017).

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
101(2)

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-K for the period ended December 31, 2016, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)Management contract or compensatory plan.

(2)Filed herewith.

E-2