Form 10-Q
period 2017-03-31
First Foundation Inc.
filed 2017-05-08
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.) (Check one):

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

As of May 4, 2017, there were 33,342,246 shares of registrant’s common stock outstanding.

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2017	December 31, 2016
	(unaudited)
ASSETS

Cash and cash equivalents	$75,972	$597,946
Securities available-for-sale (“AFS”)	493,983	509,578
Loans held for sale	206,969	250,942
Loans, net of deferred fees	2,865,710	2,555,709
Allowance for loan and lease losses (“ALLL”)	(15,700)	(15,400)
Net loans	2,850,010	2,540,309

Premises and equipment, net	6,870	6,730
Investment in FHLB stock	17,326	33,750
Deferred taxes	16,405	16,811
Real estate owned (“REO”)	1,400	1,734
Goodwill and intangibles	2,122	2,177
Other assets	16,860	15,426
Total Assets	$3,687,917	$3,975,403

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$2,780,377	$2,426,795
Borrowings	602,000	1,250,000
Accounts payable and other liabilities	13,760	14,344
Total Liabilities	3,396,137	3,691,139

Commitments and contingencies	—	—
Shareholders’ Equity
Common Stock, par value $.001: 70,000,000 shares authorized; 33,007,595 and 32,719,632 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	33	16
Additional paid-in-capital	234,272	232,428
Retained earnings	63,178	57,065
Accumulated other comprehensive loss, net of tax	(5,703)	(5,245)
Total Shareholders’ Equity	291,780	284,264
Total Liabilities and Shareholders’ Equity	$3,687,917	$3,975,403

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	For the Quarter Ended March 31,
	2017	2016
Interest income:
Loans	$26,491	$18,170
Securities	3,031	3,121
FHLB stock, fed funds sold and interest-bearing deposits	838	407
Total interest income	30,360	21,698

Interest expense:
Deposits	3,192	1,795
Borrowings	1,110	542
Total interest expense	4,302	2,337

Net interest income	26,058	19,361

Provision for loan losses	69	400

Net interest income after provision for loan losses	25,989	18,961

Noninterest income:
Asset management, consulting and other fees	6,215	6,001
Gain on sale of loans	300	—
Gain on capital market activities	—	311
Gain on sale of REO	104	—
Other income	1,164	673
Total noninterest income	7,783	6,985

Noninterest expense:
Compensation and benefits	14,755	12,724
Occupancy and depreciation	3,414	2,815
Professional services and marketing costs	3,429	1,723
Other expenses	3,111	2,155
Total noninterest expense	24,709	19,417

Income before taxes on income	9,063	6,529
Taxes on income	2,950	2,742
Net income	$6,113	$3,787

Net income per share:
Basic	$0.19	$0.12
Diluted	$0.18	$0.11
Shares used in computation:
Basic	32,805,010	32,006,176
Diluted	33,961,220	33,169,064

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - Unaudited

(In thousands, except share amounts)

	Common Stock				Accumulated Other
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance: December 31, 2016	32,719,632	$16	$232,428	$57,065	$(5,245)	$284,264
Effect of stock split	—	17	(17)	—	—	—
Net income	—	—	—	6,113	—	6,113
Other comprehensive income	—	—	—	—	(458)	(458)
Stock based compensation	—	—	442	—	—	442
Issuance of common stock:
Exercise of options	264,300	—	1,419	—	—	1,419
Issuance of restricted stock	23,663	—	—	—	—	—
Balance: March 31, 2017	33,007,595	$33	$234,272	$63,178	$(5,703)	$291,780

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	For the Quarter Ended March 31,
	2017	2016

Net income	$6,113	$3,787

Other comprehensive income:
Unrealized holding gains (losses) on securities arising during the period	(778)	9,199
Other comprehensive income (loss) before tax	(778)	9,199
Income tax expense (benefit) related to items of other comprehensive income	(320)	3,608
Other comprehensive income (loss)	(458)	5,591

Less: Reclassification adjustment for (gains) losses included in net earnings	—	(311)
Income tax expense (benefit) related to reclassification adjustment	—	133
Reclassification adjustment for (gains) losses included in net earnings, net of tax	—	178
Other comprehensive income (loss), net of tax	(458)	5,413

Total comprehensive income	$5,655	$9,200

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Three Months Ended March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$6,113	$3,787
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	69	400
Stock–based compensation expense	442	317
Depreciation and amortization	553	396
Deferred tax expense	726	534
Accretion of discounts on purchased loans, net	(77)	(95)
Gain on sale of loans	(300)	—
Gain on capital market activities	—	(311)
Gain on sale of REO	(104)	—
Increase in other assets	(1,339)	(502)
Decrease in accounts payable and other liabilities	(584)	(780)
Net cash provided by operating activities	5,499	3,746

Cash Flows from Investing Activities:
Net increase in loans (including changes in loans held for sale)	(286,518)	(287,499)
Proceeds from sale of loans	20,985	—
Proceeds from sale of REO	438	3,702
Purchase of premises and equipment	(693)	(2,193)
Purchase of securities AFS	(1,654)	(27,278)
Proceeds from sale of securities AFS	—	39,456
Maturities of AFS securities	16,544	13,877
Sale of FHLB stock, net	16,424	4,401
Net cash used in investing activities	(234,474)	(255,534)

Cash Flows from Financing Activities:
Increase in deposits	353,582	250,930
FHLB Advances – net decrease	(668,000)	(163,000)
Proceeds – term note	20,000	—
Proceeds from sale of stock, net	1,419	927
Net cash (used in) provided by financing activities	(292,999)	88,857

Decrease in cash and cash equivalents	(521,974)	(162,931)
Cash and cash equivalents at beginning of year	597,946	215,748
Cash and cash equivalents at end of period	$75,972	$52,817

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$3,827	$2,201
Income taxes	$255	$2,150
Noncash transactions:
Transfer of loans to (from) loans held for sale	(44,521)	260,075
Mortgage servicing rights created from loan sales	113	—
Chargeoffs (recoveries) against allowance for loans losses	$(231)	$—

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2017 - UNAUDITED

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements include First Foundation Inc. (“FFI”) and its wholly owned subsidiaries: First Foundation Advisors (“FFA”) and First Foundation Bank (“FFB” or the “Bank”) and the wholly owned subsidiaries of FFB, First Foundation Insurance Services (“FFIS”) and Blue Moon Management, LLC (collectively referred to as the “Company”). All inter-company balances and transactions have been eliminated in consolidation. The results of operations reflect any interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The results for the 2017 interim periods are not necessarily indicative of the results expected for the full year.

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

The accompanying unaudited consolidated financial statements include all information and footnotes required for interim financial statement presentation. Those financial statements assume that readers of this Report have read the most recent Annual Report on Form 10-K which contains the latest available audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016.

On January 18, 2017, the Company completed a two-for-one stock split in the form of a stock dividend. Each stockholder of record at the close of business of January 4, 2017 received one additional share of common stock for every share held. All share and per share amounts included in the financial statements have been adjusted to reflect the effect of this stock split.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2017 presentation.

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which provides updated guidance on how an entity is required to test goodwill for impairment. This update is effective for the Company for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The adoption of ASU No. 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments” which introduces new guidance for the accounting for credit losses on certain types of financial instruments.  It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  The new model, referred to as the current expected credit losses (CECL) model, will apply to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures.  Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure. This update is effective for the Company for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company has begun analyzing the data requirements needed to implement   the adoption of ASU 2016-13 and we expect that the adoption of ASU 2016-13 may have a significant impact on the Company’s recording of its allowance for loan losses. The impact of the implementation of ASU 2016-13 is undeterminable at this time.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months.  This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases accounted for as operating leases under current lease accounting guidance.  The amendments in this Update are effective for interim and annual periods beginning after December 15, 2018.  We expect the adoption of ASU 2016-02 to impact the Company’s accounting for its building leases at each of its locations and the Company is evaluating the effects of the adoption of ASU 2016-02 on its financial statements and disclosures.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2017 – UNAUDITED

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

For the Quarter Ended March 31, 2017 – UNAUDITED

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

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
(dollars in thousands)
March 31, 2017:
Investment securities available for sale:
US Treasury securities	$298	$298	$—	$—
Agency mortgage-backed securities	454,424	—	454,424	—
Beneficial interest – FHLMC securitization	39,261	—	—	39,261
Total assets at fair value on a recurring basis	$493,983	$298	$454,424	$39,261

December 31, 2016:
Investment securities available for sale:
US Treasury securities	$297	$297	$—	$—
Agency mortgage-backed securities	468,909	—	468,909	—
Beneficial interest – FHLMC securitization	40,372	—	—	40,372
Total assets at fair value on a recurring basis	$509,578	$297	$468,909	$40,372

The decrease in level 3 assets from December 31, 2016 was due to Beneficial interest – FHLMC securitization maturities.

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

For the Quarter Ended March 31, 2017 – UNAUDITED

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

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as level 3 include beneficial interests – FHLMC securitization.  Significant assumptions in the valuation of these Level 3 securities as of March 31, 2017 included a prepayment rate of 15% and discount rates ranging from 4.0% to 10%.

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

Borrowings. The fair value of $582 million in borrowings is the carrying value of overnight FHLB advances that approximate fair value because of the short-term maturity of this instrument, resulting in a Level 2 classification. The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company. The $20.0 million term loan is a variable rate loan for which the rate adjusts quarterly, and as such, its fair value is based on its carrying value resulting in a Level 3 classification.

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans. ASC 820-10 applies to loans measured for impairment in accordance with ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, at the fair value of the loan’s collateral (if the loan is collateral dependent) less estimated selling costs.  When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3.  The total collateral dependent impaired Level 3 loans were $11.1 million and $9.0 million at March 31, 2017 and December 31, 2016, respectively.  There were no specific reserves related to these loans at March 31, 2017 and December 31, 2016.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2017 – UNAUDITED

Real Estate Owned.  The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.  As of March 31, 2017 and December 31, 2016, the fair value of real estate owned was $1.4 million and $1.7 million, respectively.

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
March 31, 2017:
Assets:
Cash and cash equivalents	$75,972	$75,972	$—	$—	$75,972
Securities AFS	493,983	298	454,424	39,261	493,983
Loans	2,850,010	—	—	3,042,640	3,042,640
Loans held for sale	206,969	—	—	209,453	209,453
Investment in FHLB stock	17,326	—	17,326	—	17,326

Liabilities:
Deposits	2,780,377	2,025,867	754,663	—	2,780,530
Borrowings	602,000	—	582,000	20,000	602,000

December 31, 2016:
Assets:
Cash and cash equivalents	$597,946	$597,946	$—	$—	$597,946
Securities AFS	509,578	297	468,909	40,372	509,578
Loans, net	2,540,309	—	—	2,529,360	2,529,360
Loans held for sale	250,942	—	—	253,953	253,953
Investment in FHLB stock	33,750	—	33,750	—	33,750

Liabilities:
Deposits	2,426,795	1,797,329	629,594	—	2,426,923
Borrowings	1,250,000	—	1,250,000	—	1,250,000

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2017:
US Treasury securities	$300	$—	$(2)	$298
Agency mortgage-backed securities	461,954	264	(7,794)	454,424
Beneficial interests in FHLMC securitization	41,420	298	(2,457)	39,261
Total	$503,674	$562	$(10,253)	$493,983

December 31, 2016:
US Treasury securities	$300	$—	$(3)	$297
Agency mortgage-backed securities	476,163	160	(7,414)	468,909
Beneficial interests in FHLMC securitization	42,028	711	(2,367)	40,372
Total	$518,491	$871	$(9,784)	$509,578

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2017 – UNAUDITED

The table below indicates, as of March 31, 2017, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2017
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury securities	$298	$(2)	$—	$—	$298	$(2)
Agency mortgage backed securities	432,023	(7,794)	—	—	432,023	(7,794)
Beneficial interests in FHLMC securitization	15,714	(1,842)	2,045	(615)	17,759	(2,457)
Total temporarily impaired securities	$448,035	$(9,638)	$2,045	$(615)	$450,080	$(10,253)

Unrealized losses on, US Treasury securities, FNMA and FHLB agency notes and agency mortgage-backed securities, as well as beneficial interests in FHLMC securitization have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach maturity.

The scheduled maturities of securities AFS and the related weighted average yields were as follows as of March 31, 2017:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$—	$300	$—	$—	$300
Weighted average yield	—%	0.90%	—%	—%	0.90%

Estimated Fair Value:
US Treasury securities	$—	$298	$—	$—	$298

Agency mortgage backed securities and beneficial interests in FHLMC securitization are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests in FHLMC securitization as of March 31, 2017 was 2.54%.

NOTE 4: LOANS

The following is a summary of our loans as of:

(dollars in thousands)	March 31, 2017	December 31, 2016
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$1,470,306	$1,178,003
Single family	613,595	602,886
Total real estate loans secured by residential properties	2,083,901	1,780,889
Commercial properties	480,129	476,959
Land and construction	25,057	24,100
Total real estate loans	2,589,087	2,281,948
Commercial and industrial loans	243,305	237,941
Consumer loans	29,064	32,127
Total loans	2,861,456	2,552,016
Premiums, discounts and deferred fees and expenses	4,254	3,693
Total	$2,865,710	$2,555,709

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2017 – UNAUDITED

As of March 31, 2017 and December 31, 2016, the principal balances shown above are net of unaccreted discount related to loans acquired in an acquisition of $1.5 million and $1.6 million, respectively.

In 2015 the Company purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows for the periods indicated:

(dollars in thousands)	March 31, 2017	December 31, 2016
Outstanding principal balance:
Total real estate loans	$293	$295
Commercial and industrial loans	4,189	4,258
Consumer loans	—	17
Total loans	4,482	4,570
Unaccreted discount on purchased credit impaired loans	(1,164)	(1,198)
Total	$3,318	$3,373

Accretable yield, or income expected to be collected on purchased credit impaired loans, is as follows as of:

(dollars in thousands)	March 31, 2017	December 31, 2016

Beginning balance	$289	$582
Accretion of income	(27)	(185)
Reclassifications from nonaccretable difference	—	—
Acquisition	—	—
Disposals	—	(108)
Ending balance	$262	$289

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
March 31, 2017:
Real estate loans:
Residential properties	$—	$499	$—	$3,674	$4,173	$2,079,728	$2,083,901
Commercial properties	—	—	2,118	1,100	3,218	476,911	480,129
Land and construction	—	—	—	—	—	25,057	25,057
Commercial and industrial loans	12,975	1,322	3,778	2,927	21,002	222,303	243,305
Consumer loans	—	—	—	—	—	29,064	29,064
Total	$12,975	$1,821	$5,896	$7,701	$28,393	$2,833,063	$2,861,456

Percentage of total loans	0.45%	0.06%	0.21%	0.27%	0.99%

December 31, 2016:
Real estate loans:
Residential properties	$—	$—	$—	$3,759	$3,759	$1,777,130	$1,780,889
Commercial properties	—	—	2,128	1,120	3,248	473,711	476,959
Land and construction	—	—	—	—	—	24,100	24,100
Commercial and industrial loans	—	2	3,800	3,359	7,161	230,780	237,941
Consumer loans	—	—	—	—	—	32,127	32,127
Total	$—	$2	$5,928	$8,238	$14,168	$2,537,848	$2,552,016

Percentage of total loans	—%	0.00%	0.23%	0.32%	0.56%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2017 – UNAUDITED

The level of delinquent loans and nonaccrual loans have been adversely impacted by the loans acquired in an acquisition. As of March 31, 2017, of the $13.6 million in loans over 90 days past due, including loans on nonaccrual, $3.7 million, or 28% were loans acquired in an acquisition.

During the first quarter ending March 31, 2017, the Company did not have additional loans classified as troubled debt restructurings (“TDR”). As of December 31, 2016, the Company had five loans with a balance of $3.1 million classified as TDR which are included as nonaccrual in the table above.  These loans have been paying in accordance with the terms of their restructure.

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	March 31, 2017			December 31, 2016
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial and industrial	$272	$2,677	$2,949	$317	$3,109	$3,426

These loans were classified as a TDR as a result of a reduction in required principal payments and/or an extension of the maturity date of the loans.

NOTE 5: ALLOWANCE FOR LOAN LOSSES

The following is a roll forward of the Bank’s allowance for loan losses for the quarters ended March 31:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
2017:
Real estate loans:
Residential properties	$6,669	$1,748	$—	$—	$8,417
Commercial properties	2,983	339	—	—	3,322
Land and construction	233	30	—	—	263
Commercial and industrial loans	5,227	(2,057)	—	231	3,401
Consumer loans	288	9	—	—	297
Total	$15,400	$69	$—	$231	$15,700

2016:
Real estate loans:
Residential properties	$6,799	$(370)	$—	$—	$6,429
Commercial properties	1,813	464	—	—	2,277
Land and construction	103	23	—	—	126
Commercial and industrial loans	1,649	140	—	—	1,789
Consumer loans	236	143	—	—	379
Total	$10,600	$400	$—	$—	$11,000

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2017 – UNAUDITED

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
March 31, 2017:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$8,417	$—	$8,417	$120
Commercial properties	—	3,322	—	3,322	116
Land and construction	—	263	—	263	2
Commercial and industrial loans	—	3,401	—	3,401	134
Consumer loans	—	297	—	297	18
Total	$—	$15,700	$—	$15,700	$390
Loans:
Real estate loans:
Residential properties	$5,992	$2,077,909	$—	$2,083,901	$12,190
Commercial properties	2,109	477,844	176	480,129	19,736
Land and construction	—	25,057	—	25,057	435
Commercial and industrial loans	2,959	237,204	3,142	243,305	19,626
Consumer loans	—	29,064	—	29,064	1,204
Total	$11,060	$2,847,078	$3,318	$2,861,456	$53,191

December 31, 2016:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,669	$—	$6,669	$128
Commercial properties	—	2,983	—	2,983	136
Land and construction	—	233	—	233	2
Commercial and industrial loans	—	5,227	—	5,227	147
Consumer loans	—	288	—	288	19
Total	$—	$15,400	$—	$15,400	$432
Loans:
Real estate loans:
Residential properties	$6,093	$1,774,796	$—	$1,780,889	$12,373
Commercial properties	2,148	474,634	177	476,959	24,796
Land and construction	—	24,100	—	24,100	437
Commercial and industrial loans	753	233,992	3,196	237,941	20,165
Consumer loans	—	32,127	—	32,127	1,266
Total	$8,994	$2,539,649	$3,373	$2,552,016	$59,037

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in a business combination, and the stated principal balance of the related loans. The discount is equal to 0.73% and 0.73% of the stated principal balance of these loans as of March 31, 2017 and December 31, 2016, respectively. In addition to this unaccreted credit component discount, an additional $0.5 million and $0.5 million of ALLL has been provided for these loans March 31, 2017 and December 31, 2016, respectively.

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

For the Quarter Ended March 31, 2017 – UNAUDITED

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
March 31, 2017:
Real estate loans:
Residential properties	$2,076,409	$1,500	$—	$5,992	$2,083,901
Commercial properties	473,724	1,903	2,393	2,109	480,129
Land and construction	25,057	—	—	—	25,057
Commercial and industrial loans	228,680	5,984	5,682	2,959	243,305
Consumer loans	29,064	—	—	—	29,064
Total	$2,832,934	$9,387	$8,075	$11,060	$2,861,456

December 31, 2016:
Real estate loans:
Residential properties	$1,773,296	$1,500	$—	$6,093	$1,780,889
Commercial properties	470,484	1,913	2,414	2,148	476,959
Land and construction	24,100	—	—	—	24,100
Commercial and industrial loans	219,676	3,625	13,887	753	237,941
Consumer loans	32,127	—	—	—	32,127
Total	$2,519,683	$7,038	$16,301	$8,994	$2,552,016

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2017 – UNAUDITED

Impaired loans evaluated individually and any related allowance are as follows as of:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
March 31, 2017:
Real estate loans:
Residential properties	$5,992	$5,992	$—	$—	$—
Commercial properties	2,109	2,109	—	—	—
Commercial and industrial loans	2,959	2,959	—	—	—
Consumer loans	—	—	—	—	—
Total	$11,060	$11,060	$—	$—	$—

December 31, 2016:
Real estate loans:
Residential properties	$6,093	$6,093	$—	$—	$—
Commercial properties	2,148	2,148	—	—	—
Commercial and industrial loans	753	753	—	—	—
Consumer loans	—	—	—	—	—
Total	$8,994	$8,994	$—	$—	$—

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the:

	Three months Ended March 31, 2017		Year Ended December 31, 2016
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$6,041	$20	$1,970	$14
Commercial properties	2,130	11	2,252	17
Commercial and industrial loans	2,983	1	1,673	20
Consumer loans	—	—	4	—
Total	$11,154	$32	$5,899	$51

There was no interest income recognized on a cash basis in either 2017 or 2016 on impaired loans.

NOTE 6: LOAN SALES AND MORTGAGE SERVICING RIGHTS

In the first quarter of 2017, FFB recognized a gain of $0.3 million on the sale of $21 million of multifamily loans and recorded mortgage servicing rights of $0.1 million on the sale of those loans. As of March 31, 2017 and December 31, 2016, mortgage servicing rights were $2.2 million and the amount of loans serviced for others totaled $417.3 million and $412.2 million, respectively. Servicing fees collected in the first three months of 2017 and during 2016 were $0.2 million and $0.3 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2017 – UNAUDITED

NOTE 7: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$742,544	—	$661,781	—
Interest-bearing	278,879	0.600%	194,274	0.471%
Money market and savings	1,004,444	0.768%	941,344	0.677%
Certificates of deposits	754,510	0.614%	629,396	0.589%
Total	$2,780,377	0.504%	$2,426,795	0.453%

At March 31, 2017, of the $211.6 million of certificates of deposits of $250,000 or more, $202 million mature within one year and $9.6 million mature after one year. Of the $542.9 million of certificates of deposit of less than $250,000, $516 million mature within one year and $26.9 million mature after one year. At December 31, 2016, of the $189.9 million of certificates of deposits of $250,000 or more, $182.8 million mature within one year and $7.1 million mature after one year. Of the $439.5 million of certificates of deposit of less than $250,000, $416.3 million mature within one year and $23.2 million mature after one year.

NOTE 8: BORROWINGS

At March 31, 2017, our borrowings consisted of $582 million of overnight FHLB advances and $20 million outstanding on a line of credit to FFI. At December 31, 2016, our borrowings consisted of $1.3 billion of overnight FHLB advances. The FHLB advances were paid in full in the early part of April 2017 and January 2017, respectively, and bore interest rates of 0.80% and 0.56%, respectively. Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis.  The average balance of overnight borrowings during the first three months of 2017 was $632.2 million, as compared to $507.0 million during all of 2016.

During the first quarter of 2017, the Company entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $25 million. The loan agreement matures in five years, with an option to extend the maturity date subject to certain conditions, and bears interest at 90 day LIBOR plus 350 basis points (3.50%). We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets The Company’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in FFB.

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

	2017		2016
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$6,113	$6,113	$3,787	$3,787

Basic common shares outstanding	32,805,010	32,805,010	32,006,176	32,006,176
Effect of contingent shares issuable		1,592		1,592
Effect of options and restricted stock		1,154,618		1,161,296
Diluted common shares outstanding		33,961,220		33,169,064

Earnings per share	$0.19	$0.18	$0.12	$0.11

Based on a weighted average basis, options to purchase 26,500 shares of common stock were excluded for the quarter ended March 31, 2016 because their effect would have been anti-dilutive.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2017 – UNAUDITED

NOTE 10: SEGMENT REPORTING

For the quarters ended March 31, 2017 and 2016, the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Quarter ended March 31, 2017:
Interest income	$30,360	$—	$—	$30,360
Interest expense	4,277	—	25	4,302
Net interest income	26,083	—	(25)	26,058
Provision for loan losses	69	—	—	69
Noninterest income	2,516	5,457	(190)	7,783
Noninterest expense	18,331	5,190	1,188	24,709
Income (loss) before taxes on income	$10,199	$267	$(1,403)	$9,063

Quarter ended March 31, 2016:
Interest income	$21,698	$—	$—	$21,698
Interest expense	2,337	—	—	2,337
Net interest income	19,361	—	—	19,361
Provision for loan losses	400	—	—	400
Noninterest income	1,752	5,376	(143)	6,985
Noninterest expense	13,344	5,223	850	19,417
Income (loss) before taxes on income	$7,369	$153	$(993)	$6,529

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the quarter ended March 31, 2017 as compared to our results of operations in the quarter ended March 31, 2016; and our financial condition at March 31, 2017 as compared to our financial condition at December 31, 2016. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2016, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (our “2016 10-K”) which we filed with the Securities and Exchange Commission (or SEC) on March 15, 2017.

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

The principal risks and uncertainties to which our businesses are subject are discussed in Item 1A in our 2016 10-K and in this Item 2 below.  Therefore, you are urged to read not only the information contained in this Item 2, but also the risk factors and other cautionary information contained in Item 1A of our 2016 10-K, which qualify the forward-looking statements contained in this report.

Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this report or in our 2016 10-K, except as may otherwise be required by applicable law or government regulations.

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

Recent Developments and Overview

We experienced strong growth during the first quarter of 2017 with loan originations of $382 million, deposit growth of $354 million and a $222 million increase in our assets under management (“AUM”) in Wealth Management. Revenues and income before taxes continue to increase due to the higher level of interest earnings assets.

During the first quarter, we entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $25 million. The loan agreement matures in five years, with an option to extend the maturity date subject to certain conditions, and bears interest at 90 day LIBOR plus 350 basis points (3.50%). The Company’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in FFB.

Results of Operations

Our net income and income before taxes in the first quarter of 2017 was $6.1 million and $9.1 million, respectively, as compared to $3.8 million and $6.5 million, respectively, in the first quarter of 2016. The increase in income before taxes was primarily the result of higher net interest income, a lower provision for loan losses and higher noninterest income which was partially offset by higher noninterest expenses. The effective tax rate for the first quarter of 2017 was 32.5% as compared to 41.5% for the first quarter of 2016, with the benefit primarily due to the reductions in taxes on income from excess tax benefits resulting from the exercise of stock option awards.

The primary sources of revenue for Banking are net interest income, fees from its deposits, trust and insurance services, certain loan fees, and consulting fees. The primary source of revenue for Wealth Management is asset management fees assessed on the balance of AUM. Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 56% and 79%, respectively, of the total noninterest expense for Banking and Wealth Management in the first quarter of 2017.

The following table shows key operating results for each of our business segments for the quarters ended March 31:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2017:
Interest income	$30,360	$—	$—	$30,360
Interest expense	4,277	—	25	4,302
Net interest income	26,083	—	(25)	26,058
Provision for loan losses	69	—	—	69
Noninterest income	2,516	5,457	(190)	7,783
Noninterest expense	18,331	5,190	1,188	24,709
Income (loss) before taxes on income	$10,199	$267	$(1,403)	$9,063
2016:
Interest income	$21,698	$—	$—	$21,698
Interest expense	2,337	—	—	2,337
Net interest income	19,361	—	—	19,361
Provision for loan losses	400	—	—	400
Noninterest income	1,752	5,376	(143)	6,985
Noninterest expense	13,344	5,223	850	19,417
Income (loss) before taxes on income	$7,369	$153	$(993)	$6,529

General. Consolidated income before taxes for the first quarter of 2017 was $9.1 million as compared to $6.5 million for the first quarter of 2016. The increase in income before taxes was primarily the result of a $2.8 million increase in income before taxes for Banking. The increase in Banking was due to higher net interest income, a lower provision for loan losses and higher noninterest income which was partially offset by higher noninterest expenses. Income before taxes for Wealth Management for the first quarter of 2017 was $0.3 million as compared to $0.2 million in the first quarter of 2016 due to an increase in noninterest income. Corporate noninterest expenses increased by $0.3 million primarily due to costs related to strategic activities, including the Company’s at the market stock offering.

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

	2017			2016
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$2,932,011	$26,491	3.62%	$1,860,838	$18,170	3.91%
Securities	511,962	3,031	2.37%	533,823	3,121	2.34%
FHLB stock, fed funds, and deposits	72,234	838	4.70%	52,006	407	3.15%
Total interest-earning assets	3,516,207	30,360	3.46%	2,446,667	21,698	3.55%

Noninterest-earning assets:
Nonperforming assets	7,908			4,902
Other	27,570			32,594
Total assets	$3,551,685			$2,484,163

Interest-bearing liabilities:
Demand deposits	$244,905	287	0.48%	$254,790	300	0.47%
Money market and savings	953,978	1,681	0.71%	531,910	813	0.61%
Certificates of deposit	717,539	1,224	0.69%	474,344	682	0.58%
Total interest-bearing deposits	1,916,422	3,192	0.68%	1,261,044	1,795	0.57%
Borrowings	634,422	1,110	0.71%	505,201	542	0.43%
Total interest-bearing liabilities	2,550,844	4,302	0.68%	1,766,245	2,337	0.53%

Noninterest-bearing liabilities:
Demand deposits	700,613			438,029
Other liabilities	14,212			15,421
Total liabilities	3,265,669			2,219,695
Shareholders’ equity	286,016			264,468
Total liabilities and equity	$3,551,685			$2,484,163

Net Interest Income		$26,058			$19,361

Net Interest Rate Spread			2.78%			3.02%

Net Yield on Interest-earning Assets			2.96%			3.17%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the first quarter of 2017, as compared to the first quarter of 2016:

	Increase (Decrease) due to		Net Increase (Decrease)
(dollars in thousands)	Volume	Rate

Interest earned on:
Loans	$9,739	$(1,418)	$8,321
Securities	(129)	39	(90)
FHLB stock, fed funds and deposits	189	242	431
Total interest-earning assets	9,799	(1,137)	8,662

Interest paid on:
Demand deposits	(19)	6	(13)
Money market and savings	719	149	868
Certificates of deposit	395	147	542
Borrowings	155	413	568
Total interest-bearing liabilities	1,250	715	1,965

Net interest income	$8,549	$(1,852)	$6,697

Net interest income for Banking increased 35% from $19.4 million in the first quarter of 2016, to $26.1 million in the first quarter of 2017 due to a 44% increase in interest-earning assets, which was partially offset by a decrease in our net interest rate spread. The decrease in the net interest rate spread from 3.02% in the first quarter of 2016 to 2.78% in the first quarter of 2017 was due to a decrease in yield on total interest-earning assets and an increase in the cost of interest-bearing liabilities. The yield on interest-earning assets decreased from 3.55% to 3.46% due to a decrease in the yield on loans due to prepayments of higher yielding loans and the addition of loans at market rates which were lower than the current yield on our loan portfolio. The increase in the cost of interest-bearing liabilities was due to increased costs of interest-bearing deposits, due to increases in deposit market rates and the use of promotional rates to attract deposits, and increased costs of borrowings as the average rate on FHLB advances increased from 0.43% in the first quarter of 2016 to 0.70% in the first quarter of 2017.

Provision for loan losses. The provision for loan losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us.  The provision for loan losses in the first quarter of 2017 and 2016 was $0.1 million and $0.4 million, respectively. We did not recognize any loan charge-offs in the first quarters of 2017 and 2016, while we realized a $0.2 million recovery of a previously charged off loan in the first quarter of 2017.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the quarters ended March 31:

(dollars in thousands)	2017	2016

Trust fees	$789	$544
Consulting fees	112	185
Deposit charges	121	121
Gain on sale of loans	300	—
Gain on capital market activities	—	311
Gain on sale of OREO	104	—
Prepayment fees	456	373
Other	634	218
Total noninterest income	$2,516	$1,752

Noninterest income in Banking increased from $1.8 million in the first quarter of 2016 to $2.5 million in the first quarter of 2017. During the first quarter of 2017, we realized a $0.3 million gain on the sale of $21 million of multifamily loans, while in the first quarter of 2016, we realized a $0.3 million gain on the sale of securities. During the first quarter of 2017, we also realized a $0.1 million gain on sale of real estate owned, and, when compared to the first quarter of 2016, $0.6 million of higher trust fees, insurance fees and loan fees, including servicing and prepayment fees. Included in noninterest income in the first quarter of 2017 are $0.2 million of revenues related to our insurance agency operations.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides a breakdown of noninterest income for Wealth Management for the quarters ended March 31:

(dollars in thousands)	2017	2016

Asset management fees	$5,454	$5,349
Consulting and administration fees	5	28
Other	(2)	(1)
Total noninterest income	$5,457	$5,376

The $0.1 million increase in noninterest income in Wealth Management increased by $0.1 million to $5.5 million in the first quarter of 2017 when compared to the corresponding period in 2016 due to higher levels of AUM.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the quarters ended March 31:

	Banking		Wealth Management
(dollars in thousands)	2017	2016	2017	2016
Quarter Ended March 31:
Compensation and benefits	$10,305	$8,408	$4,105	$4,037
Occupancy and depreciation	2,883	2,227	519	547
Professional services and marketing	2,411	951	415	497
Other expenses	2,732	1,758	151	142
Total noninterest expense	$18,331	$13,344	$5,190	$5,223

Noninterest expense in Banking increased from $13.3 million in the first quarter of 2016 to $18.3 million in the first quarter of 2017 due to increases in staffing and costs associated with the Bank’s expansion, the growth of its balances of loans and deposits and litigation related costs. Compensation and benefits for Banking increased $1.9 million or 23% during the first quarter of 2017 as compared to the first quarter of 2016 as the number of full time equivalent employees (“FTE”) in Banking increased to 290.0 from 241.3 as a result of the increased staffing related to the December 2016 acquisition of two branches and additional personnel added to support the growth in loans and deposits. A $0.7 million increase in occupancy and depreciation for Banking in the first quarter of 2017 as compared to the first quarter of 2016 was due to costs associated with our expansion into additional corporate space and the acquisition and opening of new offices during 2016. Litigation related costs for Banking were $1.4 million higher in the first quarter of 2017 as compared to the first quarter of 2016 due to the resolution of an outstanding litigation matter in the first quarter of 2017 and increased activity in other matters. The increase in other expenses in Banking in the first quarter of 2017 as compared to the first quarter of 2016 was due to increased costs related to our higher level of activities and a $0.6 million increase in customer service costs related to the increases in noninterest demand deposits. Included in noninterest expense in the first quarter of 2017 are $0.5 million of costs related to our insurance agency operations.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
March 31, 2017:
Cash and cash equivalents	$75,815	$1,741	$(1,584)	$75,972
Securities AFS	493,983	—	—	493,983
Loans held for sale	206,969	—	—	206,969
Loans, net	2,850,010	—	—	2,850,010
Premises and equipment	5,733	1,001	136	6,870
FHLB stock	17,326	—	—	17,326
Deferred taxes	16,065	270	70	16,405
REO	1,400	—	—	1,400
Goodwill and intangibles	2,122	—	—	2,122
Other assets	14,186	325	2,349	16,860
Total assets	$3,683,609	$3,337	$971	$3,687,917

Deposits	$2,791,538	$—	$(11,161)	$2,780,377
Borrowings	582,000	—	20,000	602,000
Intercompany balances	2,086	206	(2,292)	—
Other liabilities	10,067	1,731	1,962	13,760
Shareholders’ equity	297,918	1,400	(7,538)	291,780
Total liabilities and equity	$3,683,609	$3,337	$971	$3,687,917

December 31, 2016:
Cash and cash equivalents	$597,795	$2,576	$(2,425)	$597,946
Securities AFS	509,578	—	—	509,578
Loans held for sale	250,942	—	—	250,942
Loans, net	2,540,309	—	—	2,540,309
Premises and equipment	5,603	991	136	6,730
FHLB stock	33,750	—	—	33,750
Deferred taxes	16,602	283	(74)	16,811
REO	1,734	—	—	1,734
Goodwill and intangibles	2,177	—	—	2,177
Other assets	13,270	445	1,711	15,426
Total assets	$3,971,760	$4,295	$(652)	$3,975,403

Deposits	$2,435,538	$—	$(8,743)	$2,426,795
Borrowings	1,250,000	—	—	1,250,000
Intercompany balances	3,019	539	(3,558)	—
Other liabilities	11,670	2,744	(70)	14,344
Shareholders’ equity	271,533	1,012	11,719	284,264
Total liabilities and equity	$3,971,760	$4,295	$(652)	$3,975,403

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the first quarter of 2017, total assets decreased by $287 million primarily due to additional borrowings that occurred as of December 31, 2016. Cash and cash equivalents and borrowings decreased by $522 million and $648 million, respectively. The Company borrowed $20 million on its holding company line of credit in the first quarter of 2017 and contributed that amount to the Bank. Loans and loans held for sale increased by $266 million and deposits increased by $354 million. The $266 million increase in loans during the first quarter of 2017 was the result of $382 million of originations and $8 million of purchases which were partially offset by the sale of $21 million of multifamily loans and payoffs or scheduled payments of $103 million. The growth in deposits was due to the organic growth in deposits from our specialty deposit group and our branch offices and an increase in wholesale deposit activities.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, decreased $522 million during the first quarter of 2017 primarily due to the payoff of additional borrowings that occurred as of December 31, 2016. Changes in cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances, and FFI borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2017:
US Treasury security	$300	$—	$(2)	$298
Agency mortgage-backed securities	461,954	264	(7,794)	454,424
Beneficial interest – FHLMC securitization	41,420	298	(2,457)	39,261
Total	$503,674	$562	$(10,253)	$493,983

December 31, 2016:
US Treasury security	$300	$—	$(3)	$297
Agency mortgage-backed securities	476,163	160	(7,414)	468,909
Beneficial interest – FHLMC securitization	42,028	711	(2,367)	40,372
Total	$518,491	$871	$(9,784)	$509,578

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yield is as follows as of March 31, 2017:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$—	$300	$—	$—	$300
Weighted average yield	—%	0.90%	—%	—%	0.90%

Estimated Fair Value:
US Treasury securities	$—	$298	$—	$—	$298

Agency mortgage backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests in FHLMC securitizations as of March 31, 2017 was 2.54%.

Loans. The following table sets forth our loans, by loan category, as of:

(dollars in thousands)	March 31, 2017	December 31, 2016
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$1,470,306	$1,178,003
Single family	613,595	602,886
Total real estate loans secured by residential properties	2,083,901	1,780,889
Commercial properties	480,129	476,959
Land	25,057	24,100
Total real estate loans	2,589,087	2,281,948
Commercial and industrial loans	243,305	237,941
Consumer loans	29,064	32,127
Total loans	2,861,456	2,552,016
Premiums, discounts and deferred fees and expenses	4,254	3,693
Total	$2,865,710	$2,555,709

The $310 million increase in loans during the first three months of 2017 was the result of loan originations and funding of existing credit commitments of $382 million, offset by $103 million of payoffs and scheduled principal payments, and the sale of $21 million of multifamily loans.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	March 31, 2017		December 31, 2016
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$742,544	—	$661,781	—
Interest-bearing	278,879	0. 600%	194,274	0.471%
Money market and savings	1,004,444	0. 768%	941,344	0.677%
Certificates of deposits	754,510	0. 614%	629,396	0.589%
Total	$2,780,377	0. 504%	$2,426,795	0.453%

During the first quarter of 2017, our deposit rates increased slightly as we have raised rates to attract deposits. The weighted average rate of our interest bearing deposits increased from 0.62% at December 31, 2016 to 0.69% at March 31, 2017, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits have increased from 0.45% at December 31, 2016 to 0.50% at March 31, 2017.

The maturities of our certificates of deposit of $100,000 or more were as follows as of March 31, 2017:

(dollars in thousands)

3 months or less	$200,466
Over 3 months through 6 months	51,217
Over 6 months through 12 months	84,420
Over 12 months	27,530
Total	$363,633

FFB utilizes third party programs called CDARs and ICS which allows FFB to transfer funds of its clients in excess of the FDIC insurance limit (currently $250,000) to other institutions in exchange for an equal amount of funds from clients of these other institutions. This has allowed FFB to provide FDIC insurance coverage to its clients. Under certain regulatory guidelines, these deposits are considered brokered deposits. From time to time, the Bank will utilize brokered deposits as a source of funding. As of March 31, 2017 the Bank held $455.4 million of deposits which are classified as brokered deposits, including $35.4 million of CDARs and ICS reciprocal deposits.

Borrowings. At March 31, 2017 and December 31, 2016, our borrowings consisted of $582.0 million and $1.3 billion, respectively, of overnight FHLB advances. The FHLB advances were paid in full in the early parts of April 2017 and January 2017, respectively. Because FFB utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of overnight borrowings during the first three months of 2017 was $632 million, as compared to $505 million for the first quarter of 2016. The weighted average interest rate on these overnight borrowings was 0.71% and 0.43% for the first quarters of 2017 and 2016, respectively. The maximum amount of overnight borrowings outstanding at any month-end during the first quarters of 2017 and 2016 was $615 million and $633 million, respectively.

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

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
March 31, 2017:
Real estate loans:
Residential properties	$—	$499	$—	$3,674	$4,173	$2,079,728	$2,083,901
Commercial properties	—	—	2,118	1,100	3,218	476,911	480,129
Land and construction	—	—	—	—	—	25,057	25,057
Commercial and industrial loans	12,975	1,322	3,778	2,927	21,002	222,303	243,305
Consumer loans	—	—	—	—	—	29,064	29,064
Total	$12,975	$1,821	$5,896	$7,701	$28,393	$2,833,063	$2,861,456

Percentage of total loans	0.42%	0.06%	0.21%	0.27%	0.99%

December 31, 2016:
Real estate loans:
Residential properties	$—	$—	$—	$3,759	$3,759	$1,777,130	$1,780,889
Commercial properties	—	—	2,128	1,120	3,248	473,711	476,959
Land and construction	—	—	—	—	—	24,100	24,100
Commercial and industrial loans	—	2	3,800	3,359	7,161	230,780	237,941
Consumer loans	—	—	—	—	—	32,127	32,127
Total	$—	$2	$5,928	$8,238	$14,168	$2,537,848	$2,552,016

Percentage of total loans	—%	0.00%	0.23%	0.32%	0.56%

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	March 31, 2017			December 31, 2016
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial and industrial	$272	$2,677	$2,949	$317	$3,109	$3,426

The following is a breakdown of our loan portfolio by the risk category of loans as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
March 31, 2017:
Real estate loans:
Residential properties	$2,076,409	$1,500	$—	$5,992	$2,083,901
Commercial properties	473,724	1,903	2,393	2,109	480,129
Land and construction	25,057	—	—	—	25,057
Commercial and industrial loans	228,680	5,984	5,682	2,959	243,305
Consumer loans	29,064	—	—	—	29,064
Total	$2,832,934	$9,387	$8,075	$11,060	$2,861,456

December 31, 2016:
Real estate loans:
Residential properties	$1,773,296	$1,500	$—	$6,093	$1,780,889
Commercial properties	470,484	1,913	2,414	2,148	476,959
Land and construction	24,100	—	—	—	24,100
Commercial and industrial loans	219,676	3,625	13,887	753	237,941
Consumer loans	32,127	—	—	—	32,127
Total	$2,519,683	$7,038	$16,301	$8,994	$2,552,016

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

In 2015, we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	March 31, 2017	December 31, 2016
Outstanding principal balance:
Total real estate loans	$293	$295
Commercial and industrial loans	4,189	4,258
Consumer loans	—	17
Total loans	4,482	4,570
Unaccreted discount on purchased credit impaired loans	(1,164)	(1,197)
Total	$3,318	$3,373

 Allowance for Loan Losses. The following table summarizes the activity in our ALLL for the periods indicated:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter ended March 31, 2017:
Real estate loans:
Residential properties	$6,669	$1,748	$—	$—	$8,417
Commercial properties	2,983	339	—	—	3,322
Land and construction	233	30	—	—	263
Commercial and industrial loans	5,227	(2,057)	—	231	3,401
Consumer loans	288	9	—	—	297
Total	$15,400	$69	$—	$231	$15,700

Year ended December 31, 2016:
Real estate loans:
Residential properties	$6,799	$(130)	$—	$—	$6,669
Commercial properties	1,813	1,051	(50)	169	2,983
Land and construction	103	130	—	—	233
Commercial and industrial loans	1,649	3,578	—	—	5,227
Consumer loans	236	52	—	—	288
Total	$10,600	$4,681	$(50)	$169	$15,400

Excluding the loans acquired in acquisitions, our ALLL represented 0.54%, and 0.60% of total loans outstanding as of March 31, 2017 and December 31, 2016, respectively.

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

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
March 31, 2017:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$8,417	$—	$8,417	$120
Commercial properties	—	3,322	—	3,322	116
Land and construction	—	263	—	263	2
Commercial and industrial loans	—	3,401	—	3,401	134
Consumer loans	—	297	—	297	18
Total	$—	$15,700	$—	$15,700	$390
Loans:
Real estate loans:
Residential properties	$5,992	$2,077,909	$—	$2,083,901	$12,190
Commercial properties	2,109	477,844	176	480,129	19,736
Land and construction	—	25,057	—	25,057	435
Commercial and industrial loans	2,959	237,204	3,142	243,305	19,626
Consumer loans	—	29,064	—	29,064	1,204
Total	$11,060	$2,847,078	$3,318	$2,861,456	$53,191

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
December 31, 2016:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,669	$—	$6,669	$128
Commercial properties	—	2,983	—	2,983	136
Land and construction	—	233	—	233	2
Commercial and industrial loans	—	5,227	—	5,227	147
Consumer loans	—	288	—	288	19
Total	$—	$15,400	$—	$15,400	$432
Loans:
Real estate loans:
Residential properties	$6,093	$1,774,796	$—	$1,780,889	$12,373
Commercial properties	2,148	474,634	177	476,959	24,796
Land and construction	—	24,100	—	24,100	437
Commercial and industrial loans	753	233,992	3,196	237,941	20,165
Consumer loans	—	32,127	—	32,127	1,266
Total	$8,994	$2,539,649	$3,373	$2,552,016	$59,037

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in an acquisition  that were not classified as purchased impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balances of the related loans. The unaccreted credit component discount is equal to 0.73% of the stated principal balances of these loans as of March 31, 2017 and December 31, 2016. In addition to this unaccreted credit component discount, an additional $0.5 million of the ALLL were provided for these loans as of March 31, 2017 and December 31, 2016.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of shares by FFI. The remaining balances of the Company’s lines of credit available to draw down totaled $970 million at March 31, 2017.

Cash Flows Provided by Operating Activities. During the quarter ended March 31, 2017, operating activities provided net cash of $5.5 million, comprised primarily of our net income of $6.1 million. During the quarter ended March 31, 2016 operating activities provided net cash of $3.7 million, comprised primarily of our net income of $3.8 million.

Cash Flows Used in Investing Activities. During the quarter ended March 31, 2017, investing activities used net cash of $234.5 million, primarily to fund a $286.5 million net increase in loans, offset partially by $16.5 million in cash received from the sale, principal collection, and maturities of securities, $21 million in loan sales, and $16.4 million in sales of FHLB stock. During the quarter ended March 31, 2016, investing activities used net cash of $255.5 million, primarily to fund a $287.5 million net increase in loans and $27.3 million of securities purchases, offset partially by $53.3 million in cash received from the sale, principal collection, and maturities of securities.

Cash Flow Provided by Financing Activities. During the quarter ended March 31, 2017, financing activities used net cash of $293 million, consisting primarily of a net decrease of $668 million in FHLB advances, offset partially by a $353.6 million increase in deposits. During the quarter ended March 31, 2016, financing activities provided net cash of $88.9 million, consisting primarily of a net increase of $250.9 million in deposits, offset by a $163.0 million decrease in FHLB advances.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2017 and December 31, 2016, the loan-to-deposit ratios were 110.5% and 115.7%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of March 31, 2017:

(dollars in thousands)
Commitments to fund new loans	$128,864
Commitments to fund under existing loans, lines of credit	207,537
Commitments under standby letters of credit	2,940

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of March 31, 2017, the Bank was obligated on $156.5 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $136 million of deposits from the State of California.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		Minimum Regulatory Capital Ratios		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
March 31, 2017
CET1 capital ratio	$293,766	11.48%	$115,162	4.50%
Tier 1 leverage ratio	293,766	8.27%	142,071	4.00%
Tier 1 risk-based capital ratio	293,766	11.48%	153,550	6.00%
Total risk-based capital ratio	310,016	12.11%	204,733	8.00%

December 31, 2016
CET1 capital ratio	$285,754	12.80%	$100,432	4.50%
Tier 1 leverage ratio	285,754	8.76%	130,525	4.00%
Tier 1 risk-based capital ratio	285,754	12.80%	133,910	6.00%
Total risk-based capital ratio	301,664	13.52%	178,547	8.00%

FFB
March 31, 2017
CET1 capital ratio	$299,016	11.71%	$114,933	4.50%	$166,015	6.50%
Tier 1 leverage ratio	299,016	8.43%	141,866	4.00%	177,332	5.00%
Tier 1 risk-based capital ratio	299,016	11.71%	153,244	6.00%	204,326	8.00%
Total risk-based capital ratio	315,266	12.34%	204,326	8.00%	255,407	10.00%

December 31, 2016
CET1 capital ratio	$272,221	12.23%	$100,166	4.50%	$144,685	6.50%
Tier 1 leverage ratio	272,221	8.36%	130,305	4.00%	162,881	5.00%
Tier 1 risk-based capital ratio	272,221	12.23%	133,555	6.00%	178,074	8.00%
Total risk-based capital ratio	288,131	12.94%	178,074	8.00%	222,592	10.00%

As of each of the dates set forth in the above table, the Company (on a consolidated basis) exceeded the minimum required capital ratios applicable to it and FFB (on a stand-alone basis) qualified as a well-capitalized depository institution under the capital adequacy guidelines described above.

As of March 31, 2017, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $133 million for the CET-1 capital ratio, $121.7 million for the Tier 1 leverage ratio, $94.7 million for the Tier 1 risk-based capital ratio and $60 million for the Total risk-based capital ratio.

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

During the first quarter of 2017, and during the entirety of 2016, FFI made cash capital contributions to FFB of $20 million and $40.0 million, respectively. As of March 31, 2017, FFI had $13.8 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

We did not pay dividends in 2017 or 2016 and we have no plans to pay dividends at least for the foreseeable future. Instead, it is our intention to retain internally generated cash flow to support our growth. Moreover, the payment of dividends is subject to certain regulatory restrictions.

We had no material commitments for capital expenditures as of March 31, 2017.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial risks, which are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the section titled Asset and Liability Management: Interest Rate Risk in our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission on March 15, 2017.  There have been no material changes to our quantitative and qualitative disclosures about market risk since December 31, 2016.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31 2017, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2016, which we filed with the SEC on March 15, 2017.

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

101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: May 8, 2017	By:	/s/ JOHN M. MICHEL
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

101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Furnished and not filed.

E-1