Form 10-Q
period 2017-06-30
First Foundation Inc.
filed 2017-08-09
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 7, 2017, there were 34,463,755 shares of registrant’s common stock outstanding

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

TABLE OF CONTENTS

		Exhibit No.

Part I. Financial Information

Item 1.	Financial Statements	1

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	40

Part II. Other Information

Item 1A	Risk Factors	40

Item 6	Exhibits	41

SIGNATURES		S-1

EXHIBITS		E-1

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS

Cash and cash equivalents	$128,945	$597,946
Securities available-for-sale (“AFS”)	483,615	509,578
Loans held for sale	150,313	250,942
Loans, net of deferred fees	3,090,940	2,555,709
Allowance for loan and lease losses (“ALLL”)	(16,800)	(15,400)
Net loans	3,074,140	2,540,309

Investment in FHLB stock	22,572	33,750
Premises and equipment, net	7,223	6,730
Deferred taxes	15,110	16,811
Real estate owned (“REO”)	1,400	1,734
Goodwill and intangibles	2,068	2,177
Other assets	17,848	15,426
Total Assets	$3,903,234	$3,975,403

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$3,107,404	$2,426,795
Borrowings	461,035	1,250,000
Accounts payable and other liabilities	17,868	14,344
Total Liabilities	3,586,307	3,691,139

Commitments and contingencies	—	—
Shareholders’ Equity
Common Stock, par value $0.01: 70,000,000 shares authorized; 34,153,719 and 32,719,632 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	34	16
Additional paid-in-capital	247,303	232,428
Retained earnings	72,794	57,065
Accumulated other comprehensive loss, net of tax	(3,204)	(5,245)
Total Shareholders’ Equity	316,927	284,264

Total Liabilities and Shareholders’ Equity	$3,903,234	$3,975,403

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Loans	$29,982	$20,961	$56,473	$39,131
Securities AFS	3,126	3,100	6,157	6,221
Fed funds sold, FHLB stock and deposits	544	512	1,382	919
Total interest income	33,652	24,573	64,012	46,271

Interest expense:
Deposits	4,012	1,973	7,204	3,768
Borrowings	1,745	679	2,855	1,221
Total interest expense	5,757	2,652	10,059	4,989

Net interest income	27,895	21,921	53,953	41,282

Provision for loan losses	1,092	1,250	1,161	1,650

Net interest income after provision for loan losses	26,803	20,671	52,792	39,632

Noninterest income:
Asset management, consulting and other fees	6,557	5,985	12,772	11,986
Gain on sale of loans	2,050	—	2,350	—
Loss on capital markets activities	—	(2,351)	—	(2,040)
Other income	1,090	1,276	2,358	1,949
Total noninterest income	9,697	4,910	17,480	11,895

Noninterest expense:
Compensation and benefits	13,983	11,924	28,738	24,648
Occupancy and depreciation	3,879	2,896	7,293	5,711
Professional services and marketing costs	207	2,560	3,636	4,283
Other expenses	4,144	2,470	7,255	4,625
Total noninterest expense	22,213	19,850	46,922	39,267

Income before taxes on income	14,287	5,731	23,350	12,260
Taxes on income	4,671	1,821	7,621	4,532
Net income	$9,616	$3,910	$15,729	$7,728

Net income per share:
Basic	$0.29	$0.12	$0.47	$0.24
Diluted	$0.28	$0.12	$0.46	$0.23
Shares used to compute net income per share:
Basic	33,623,671	32,269,738	33,216,602	32,137,958
Diluted	34,564,319	33,349,574	34,264,436	33,259,320

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - Unaudited

(In thousands, except share amounts)

	Common Stock				Accumulated Other
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance: December 31, 2016	32,719,632	$16	$232,428	$57,065	$(5,245)	$284,264
Effect of stock split	—	17	(17)	—	—	—
Net income	—	—	—	15,729	—	15,729
Other comprehensive income	—	—	—	—	2,041	2,041
Stock based compensation	—	—	662	—	—	662
Issuance of common stock:
Exercise of options	719,300	—	3,706	—	—	3,706
Issuance of restricted stock	60,209	—	—	—	—	—
Capital raise	654,578	1	10,524			10,525
Balance: June 30, 2017	34,153,719	$34	$247,303	$72,794	$(3,204)	$316,927

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

Net income	$9,616	$3,910	$15,729	$7,728
Other comprehensive income:
Unrealized holding gains on securities arising during the period	4,247	3,728	3,469	12,927
Other comprehensive income before tax	4,247	3,728	3,469	12,927
Income tax expense related to items of other comprehensive income	1,748	1,730	1,428	5,532
Other comprehensive income	2,499	1,998	2,041	7,395

Reclassification adjustment for gains included in net earnings	—	311	—	311
Income tax expense related to reclassification adjustment	—	(115)	—	(99)
Reclassification adjustment for gains included in net earnings, net of tax	—	196	—	212
Other comprehensive income, net of tax	2,499	2,194	2,041	7,607
Total comprehensive income	$12,115	$6,104	$17,770	$15,335

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$15,729	$7,728
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,161	1,650
Stock–based compensation expense	662	492
Depreciation and amortization	1,163	854
Deferred tax expense	273	(622)
Accretion of discounts on purchased loans, net	(344)	(323)
Gain on sale of loans	(2,350)	—
Loss on sale of capital market activities	—	(310)
Gain on sale of REO	(104)	—
Increase in other assets	(1,384)	(1,209)
Increase (decrease) in accounts payable and other liabilities	3,524	(2,831)
Net cash provided by operating activities	18,330	5,429

Cash Flows from Investing Activities:
Net increase in loans (including changes in loans held for sale)	(608,507)	(707,082)
Proceeds from sale of loans	175,758	—
Proceeds from sale of REO	438	3,702
Purchases of premises and equipment	(1,656)	(2,975)
Purchases of securities AFS	(4,055)	(31,038)
Proceeds from sale of securities AFS	—	39,456
Maturities of securities AFS	33,638	37,130
Purchases (net of redemptions) of FHLB stock	11,178	(3,834)
Net cash used in investing activities	(393,206)	(664,641)

Cash Flows from Financing Activities:
Increase in deposits	680,609	743,420
FHLB Advances – net (decrease) increase	(813,965)	142,000
Proceeds – term note	25,000	—
Proceeds from sale of stock, net	14,231	2,562
Net cash provided (used in) by financing activities	(94,125)	887,982

Increase (decrease) in cash and cash equivalents	(469,001)	228,770
Cash and cash equivalents at beginning of year	597,946	215,748
Cash and cash equivalents at end of period	$128,945	$444,518

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$9,432	$4,750
Income taxes	5,405	7,150
Noncash transactions:
Transfer of loans to loans held for sale	$53,601	$468,277
Mortgage servicing rights created from loan sales	(1,080)	—
Chargeoffs (recoveries) against allowance for loans losses	(239)	50
Transfer of loans to REO	—	740

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 - UNAUDITED

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

In February 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-05 “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” which clarifies that the guidance in Accounting Standards Codification (“ASC”) 610-20 on accounting for derecognition of a nonfinancial asset and in-substance nonfinancial asset applies only when the asset (or asset group) does not meet the definition of a business and provides guidance for partial sales of nonfinancial assets.  The adoption of ASU No. 2017-05 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business” which provides guidance in clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The adoption of ASU No. 2017-01 is not expected to have a material impact on the Company’s consolidated financial statements.

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

For the Six Months Ended June 30, 2017 – UNAUDITED

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 – UNAUDITED

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
(dollars in thousands)
June 30, 2017:
Investment securities available for sale:
US Treasury securities	$495	$495	$—	$—
Agency mortgage-backed securities	443,872	—	443,872	—
Beneficial interest – FHLMC securitizations	39,248	—	—	39,248
Total assets at fair value on a recurring basis	$483,615	$495	$443,872	$39,248

December 31, 2016:
Investment securities available for sale:
US Treasury securities	$297	$297	$—	$—
Agency mortgage-backed securities	468,909	—	468,909	—
Beneficial interest – FHLMC securitizations	40,372	—	—	40,372
Total assets at fair value on a recurring basis	$509,578	$297	$468,909	$40,372

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

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as level 3 include beneficial interests – FHLMC securitization.  Significant assumptions in the valuation of these Level 3 securities as of June 30, 2017 included a prepayment rate of 15% and discount rates ranging from 4.0% to 10%.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 – UNAUDITED

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

Borrowings. The fair value of $436 million in borrowings is the carrying value of overnight FHLB advances that approximate fair value because of the short-term maturity of this instrument, resulting in a Level 2 classification. The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company. The $25 million holding company line of credit is a variable rate loan for which the rate adjusts quarterly, and as such, its fair value is based on its carrying value resulting in a Level 3 classification.

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans. ASC 820-10 applies to loans measured for impairment in accordance with ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, at the fair value of the loan’s collateral (if the loan is collateral dependent) less estimated selling costs.  When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3.  The total collateral dependent impaired Level 3 loans were $3.9 million and $9.0 million at June 30, 2017 and December 31, 2016, respectively.  There were no specific reserves related to these loans at June 30, 2017 and December 31, 2016.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 – UNAUDITED

Real Estate Owned.  The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.  As of June 30, 2017 and December 31, 2016, the fair value of real estate owned was $1.4 million and $1.7 million, respectively.

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
June 30, 2017:
Assets:
Cash and cash equivalents	$128,945	$128,945	$—	$—	$128,945
Securities AFS	483,615	495	443,872	39,248	483,615
Loans	3,074,140	—	—	3,215,452	3,215,452
Loans held for sale	150,313	—	—	152,117	152,117
Investment in FHLB stock	22,572	—	22,572	—	22,572

Liabilities:
Deposits	3,107,404	2,259,702	847,071	—	3,106,773
Borrowings	461,035	—	436,035	25,000	461,035

December 31, 2016:
Assets:
Cash and cash equivalents	$597,946	$597,946	$—	$—	$597,946
Securities AFS	509,578	297	468,909	40,372	509,578
Loans, net	2,540,309	—	—	2,529,360	2,529,360
Loans held for sale	250,942	—	—	253,953	253,953
Investment in FHLB stock	33,750	—	33,750	—	33,750

Liabilities:
Deposits	2,426,795	1,797,329	629,594	—	2,426,923
Borrowings	1,250,000	—	1,250,000	—	1,250,000

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2017:
US Treasury securities	$498	$—	$(3)	$495
Agency mortgage-backed securities	448,797	441	(5,366)	443,872
Beneficial interests in FHLMC securitization	39,764	1,568	(2,084)	39,248
Total	$489,059	$2,009	$(7,453)	$483,615

December 31, 2016:
US Treasury securities	$300	$—	$(3)	$297
Agency mortgage-backed securities	476,163	160	(7,414)	468,909
Beneficial interests in FHLMC securitization	42,028	711	(2,367)	40,372
Total	$518,491	$871	$(9,784)	$509,578

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 – UNAUDITED

The table below indicates, as of June 30, 2017 the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2017
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury securities	$297	$(3)	$—	$—	$297	$(3)
Agency mortgage backed securities	399,981	(5,366)	—	—	399,981	(5,366)
Beneficial interests in FHLMC securitization	8,212	(1,428)	1,820	(656)	10,032	(2,084)
Total temporarily impaired securities	$408,490	$(6,797)	$1,820	$(656)	$410,310	$(7,453)

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

The scheduled maturities of securities AFS and the related weighted average yields were as follows as of June 30, 2017:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$—	$498	$—	$—	$498
Weighted average yield	—%	1.03%	—%	—%	1.03%

Estimated Fair Value:
US Treasury Securities	$—	$495	$—	$—	$495

Agency mortgage backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests as of June 30, 2017 was 2.54%.

NOTE 4: LOANS

The following is a summary of our loans as of:

(dollars in thousands)	June 30, 2017	December 31, 2016
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$1,650,519	$1,178,003
Single family	618,611	602,886
Total real estate loans secured by residential properties	2,269,130	1,780,889
Commercial properties	508,314	476,959
Land and construction	28,384	24,100
Total real estate loans	2,805,828	2,281,948
Commercial and industrial loans	251,415	237,941
Consumer loans	27,813	32,127
Total loans	3,085,056	2,552,016
Premiums, discounts and deferred fees and expenses	5,884	3,693
Total	$3,090,940	$2,555,709

As of June 30, 2017 and December 31, 2016, the principal balances shown above are net of unaccreted discount related to loans acquired in an acquisition of $1.3 million and $1.6 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 – UNAUDITED

In 2012 and 2015, the Company purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	June 30, 2017	December 31, 2016
Outstanding principal balance:
Total real estate loans	$291	$295
Commercial and industrial loans	2,460	4,258
Consumer loans	—	17
Total loans	2,751	4,570
Unaccreted discount on purchased credit impaired loans	(904)	(1,197)
Total	$1,847	$3,373

Accretable yield, or income expected to be collected on purchased credit impaired loans, and the related changes, is as follows for the periods indicated:

(dollars in thousands)	Six Months Ended June 30, 2017	Year Ended December 31, 2016

Beginning balance	$289	$582
Accretion of income	(55)	(185)
Reclassifications from nonaccretable difference	66	—
Disposals	—	(108)
Ending balance	$300	$289

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
June 30, 2017:
Real estate loans:
Residential properties	$—	$—	$499	$—	$499	$2,268,631	$2,269,130
Commercial properties	174	707	2,102	1,078	4,061	504,253	508,314
Land and construction	—	—	—	—	—	28,384	28,384
Commercial and industrial loans	25	—	2,560	2,815	5,400	246,015	251,415
Consumer loans	—	—	—	—	—	27,813	27,813
Total	$199	$707	$5,161	$3,893	$9,960	$3,075,096	$3,085,056

Percentage of total loans	0.01%	0.02%	0.17%	0.13%	0.32%

December 31, 2016:
Real estate loans:
Residential properties	$—	$—	$—	$3,759	$3,759	$1,777,130	$1,780,889
Commercial properties	—	—	2,128	1,120	3,248	473,711	476,959
Land and construction	—	—	—	—	—	24,100	24,100
Commercial and industrial loans	—	2	3,800	3,359	7,161	230,780	237,941
Consumer loans	—	—	—	—	—	32,127	32,127
Total	$—	$2	$5,928	$8,238	$14,168	$2,537,848	$2,552,016

Percentage of total loans	—%	0.00%	0.23%	0.32%	0.56%

The level of delinquent loans and nonaccrual loans have been adversely impacted by the loans acquired from acquisitions. As of June 30, 2017, of the $9.1 million in loans over 90 days past due, including loans on nonaccrual, $3.6 million, or 40% were loans acquired from acquisitions.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 – UNAUDITED

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

During the first six months of 2017 the Company did not have additional loans classified as troubled debt restructurings (“TDR”).  As of June 30, 2017 and December 31, 2016, the Company had five loans classified as TDR which are included as nonaccrual in the table below.  These loans have been paying in accordance with the terms of their restructure.

	June 30, 2017			December 31, 2016
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial and industrial	$249	$2,565	$2,814	$317	$3,109	$3,426

These loans were classified as a TDR as a result of a reduction in required principal payments and/or an extension of the maturity date of the loans.

NOTE 5: ALLOWANCE FOR LOAN LOSSES

The following is a roll forward of the Bank’s allowance for loan losses for the following periods:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter Ended June 30, 2017:
Real estate loans:
Residential properties	$8,417	$434	$—	$—	$8,851
Commercial properties	3,322	(37)	—	—	3,285
Land and construction	263	24	—	—	287
Commercial and industrial loans	3,401	684	—	8	4,093
Consumer loans	297	(13)	—	—	284
Total	$15,700	$1,092	$—	$8	$16,800

Six Months Ended June 30, 2017:
Real estate loans:
Residential properties	$6,669	$2,182	$—	$—	$8,851
Commercial properties	2,983	302	—	—	3,285
Land and construction	233	54	—	—	287
Commercial and industrial loans	5,227	(1,373)	—	239	4,093
Consumer loans	288	(4)	—	—	284
Total	$15,400	$1,161	$—	$239	$16,800

Year Ended December 31, 2016:
Real estate loans:
Residential properties	$6,799	$(130)	$—	$—	$6,669
Commercial properties	1,813	1,051	(50)	169	2,983
Land and construction	103	130	—	—	233
Commercial and industrial loans	1,649	3,578	—	—	5,227
Consumer loans	236	52	—	—	288
Total	$10,600	$4,681	$(50)	$169	$15,400

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 – UNAUDITED

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
June 30, 2017:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$8,851	$—	$8,851	$111
Commercial properties	—	3,285	—	3,285	107
Land and construction	—	287	—	287	2
Commercial and industrial loans	—	4,093	—	4,093	125
Consumer loans	—	284	—	284	18
Total	$—	$16,800	$—	$16,800	$363
Loans:
Real estate loans:
Residential properties	$—	$2,269,130	$—	$2,269,130	$12,073
Commercial properties	1,078	507,062	174	508,314	20,004
Land and construction	—	28,384	—	28,384	434
Commercial and industrial loans	2,841	246,901	1,673	251,415	18,290
Consumer loans	—	27,813	—	27,813	1,034
Total	$3,919	$3,079,290	$1,847	$3,085,056	$51,835

December 31, 2016:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,669	$—	$6,669	$128
Commercial properties	—	2,983	—	2,983	136
Land and construction	—	233	—	233	2
Commercial and industrial loans	—	5,227	—	5,227	147
Consumer loans	—	288	—	288	19
Total	$—	$15,400	$—	$15,400	$432
Loans:
Real estate loans:
Residential properties	$6,093	$1,774,796	$—	$1,780,889	$12,373
Commercial properties	2,148	474,634	177	476,959	24,796
Land and construction	—	24,100	—	24,100	437
Commercial and industrial loans	753	233,992	3,196	237,941	20,165
Consumer loans	—	32,127	—	32,127	1,266
Total	$8,994	$2,539,649	$3,373	$2,552,016	$59,037

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in an acquisition that were not classified as purchased impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balance of the related loans. The unaccreted credit component discount is equal to 0.70% and 0.73% of the stated principal balance of these loans as of June 30, 2017 and December 31, 2016, respectively. In addition to this unaccreted credit component discount, an additional $0.5 million of the ALLL has been provided for these loans as of June 30, 2017 and December 31, 2016, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 – UNAUDITED

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
June 30, 2017:
Real estate loans:
Residential properties	$2,267,630	$1,500	$—	$—	$2,269,130
Commercial properties	504,583	—	2,653	1,078	508,314
Land and construction	28,384	—	—	—	28,384
Commercial and industrial loans	238,135	3,625	6,814	2,841	251,415
Consumer loans	27,813	—	—	—	27,813
Total	$3,066,545	$5,125	$9,467	$3,919	$3,085,056

December 31, 2016:
Real estate loans:
Residential properties	$1,773,296	$1,500	$—	$6,093	$1,780,889
Commercial properties	470,484	1,913	2,414	2,148	476,959
Land and construction	24,100	—	—	—	24,100
Commercial and industrial loans	219,676	3,625	13,887	753	237,941
Consumer loans	32,127	—	—	—	32,127
Total	$2,519,683	$7,038	$16,301	$8,994	$2,552,016

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 – UNAUDITED

Impaired loans evaluated individually and any related allowance are as follows as of:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
June 30, 2017:
Real estate loans:
Commercial properties	$1,078	$1,078	$—	$—	$—
Commercial and industrial loans	2,841	2,841	—	—	—
Total	$3,919	$3,919	$—	$—	$—

December 31, 2016:
Real estate loans:
Residential properties	$6,093	$6,093	$—	$—	$—
Commercial properties	2,148	2,148	—	—	—
Commercial and industrial loans	753	753	—	—	—
Consumer loans	—	—	—	—	—
Total	$8,994	$8,994	$—	$—	$—

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the:

	Six months Ended June 30, 2017		Year Ended December 31, 2016
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$3,640	$20	$1,970	$14
Commercial properties	1,606	11	2,252	17
Commercial and industrial loans	2,907	2	1,673	20
Consumer loans	—	—	4	—
Total	$8,153	$33	$5,899	$51

There was no interest income recognized on a cash basis in either 2017 or 2016 on impaired loans.

NOTE 6: LOAN SALES AND MORTGAGE SERVICING RIGHTS

During the first six months of 2017, FFB recognized $2.4 million of gains on the sale of $174 million of multifamily loans and recorded mortgage servicing rights of $1.1 million on the sale of those loans. As of June 30, 2017 and December 31, 2016, mortgage servicing rights were $3.0 million and $2.2 million, respectively, and the amount of loans serviced for others totaled $516 million and $379 million, respectively. Servicing fees collected in the first six months of 2017 and in all of 2016 were $0.5 million and $0.3 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 – UNAUDITED

NOTE 7: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$924,145	—	$661,781	—
Interest-bearing	232,257	0.639%	194,274	0.471%
Money market and savings	1,103,300	0.835%	941,344	0.677%
Certificates of deposits	847,702	0.888%	629,396	0.589%
Total	$3,107,404	0.587%	$2,426,795	0.453%

At June 30, 2017, of the $235.5 million of certificates of deposits of $250,000 or more, $199.6  million mature within one year and $35.9 million mature after one year. Of the $612.2 million of certificates of deposit of less than $250,000, $574.0 million mature within one year and $38.2 million mature after one year. At December 31, 2016, of the $189.9 million of certificates of deposits of $250,000 or more, $182.8 million mature within one year and $7.1 million mature after one year.  Of the $439.5 million of certificates of deposit of less than $250,000, $416.3 million mature within one year and $23.2 million mature after one year.

NOTE 8: BORROWINGS

At June 30, 2017, our borrowings consisted of $436 million of overnight FHLB advances at the Bank and $25 million of borrowings under a holding company line of credit. At December 31, 2016, our borrowings consisted of $1.3 billion of overnight FHLB advances. The FHLB advances were paid in full in the early part of July 2017 and January 2016, respectively, and bore interest rates of 1.09% and 0.56%, respectively. Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of overnight borrowings during the first six months of 2017 was $607.6 million, as compared to $507.0 million during all of 2016.

During the first quarter of 2017, the Company entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $25 million. This line of credit was amended in the second quarter of 2017 to increase the maximum loan amount to $50 million. The loan agreement matures in five years, with an option to extend the maturity date subject to certain conditions, and bears interest at 90 day LIBOR plus 350 basis points (3.50%). We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. The Company’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in FFB.  As of June 30, 2017, the balance was $25.0 million at a rate of 4.65%.

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

	Quarter Ended June 30, 2017		Quarter Ended June 30, 2016
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$9,616	$9,616	$3,910	$3,910

Basic common shares outstanding	33,623,671	33,623,671	32,269,738	32,269,738
Effect of contingent shares issuable		1,592		1,592
Effect of options and restricted stock		939,056		1,078,244
Diluted common shares outstanding		34,564,319		33,349,574

Earnings per share	$0.29	$0.28	$0.12	$0.12

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 – UNAUDITED

	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$15,729	$15,729	$7,728	$7,728

Basic common shares outstanding	33,216,602	33,216,602	32,137,958	32,137,958
Effect of contingent shares issuable		1,592		1,592
Effect of options and restricted stock		1,046,242		1,119,770
Diluted common shares outstanding		34,264,436		33,259,320

Earnings per share	$0.47	$0.46	$0.24	$0.23

Based on a weighted average basis, options to purchase 13,350 shares of common stock were excluded for the six months ended June 30, 2016, respectively, because their effect would have been anti-dilutive.

NOTE 10: SEGMENT REPORTING

For the quarter and six months ended June 30, 2017 and 2016, the Company had two reportable business segments: Banking (FFB and FFIS) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Quarter ended June 30, 2017:
Interest income	$33,652	$—	$—	$33,652
Interest expense	5,575	—	182	5,757
Net interest income	28,077	—	(182)	27,895
Provision for loan losses	1,092	—	—	1,092
Noninterest income	4,165	5,745	(213)	9,697
Noninterest expense	15,842	5,042	1,329	22,213
Income (loss) before taxes on income	$15,308	$703	$(1,724)	$14,287

Quarter ended June 30, 2016:
Interest income	$24,573	$—	$—	$24,573
Interest expense	2,652	—	—	2,652
Net interest income	21,921	—	—	21,921
Provision for loan losses	1,250	—	—	1,250
Noninterest income	(170)	5,222	(142)	4,910
Noninterest expense	14,268	4,616	966	19,850
Income (loss) before taxes on income	$6,233	$606	$(1,108)	$5,731

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2017 – UNAUDITED

	Banking	Wealth Management	Other	Total
Six months ended June 30, 2017:
Interest income	$64,012	$—	$—	$64,012
Interest expense	9,852	—	207	10,059
Net interest income	54,160	—	(207)	53,953
Provision for loan losses	1,161	—	—	1,161
Noninterest income	6,681	11,202	(403)	17,480
Noninterest expense	34,173	10,232	2,517	46,922
Income (loss) before taxes on income	$25,507	$970	$(3,127)	$23,350

Six months ended June 30, 2016:
Interest income	$46,271	$—	$—	$46,271
Interest expense	4,989	—	—	4,989
Net interest income	41,282	—	—	41,282
Provision for loan losses	1,650	—	—	1,650
Noninterest income	1,582	10,598	(285)	11,895
Noninterest expense	27,612	9,839	1,816	39,267
Income (loss) before taxes on income	$13,602	$759	$(2,101)	$12,260

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the quarter and six months ended June 30, 2017 as compared to our results of operations in the quarter and six months ended June 30, 2016; and our financial condition at June 30, 2017 as compared to our financial condition at December 31, 2016. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2016, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (our “2016 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on March 15, 2017.

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

Recent Developments and Overview

We experienced strong growth during the first six months of 2017 with loan originations of $816 million, deposit growth of $681 million and a $418 million increase in our assets under management (“AUM”) in Wealth Management. Revenues and income before taxes continue to increase due to the higher level of interest earnings assets.

During the first six months of 2017, the Company sold 654,578 shares of its common stock through its ATM offering at an average price of $16.37 per share, generating net proceeds of $10.5 million.

Results of Operations

Our net income for the quarter and six months ending June 30, 2017 was $9.6 million and $15.7 million, respectively as compared to $3.9 million and $7.7 million for the corresponding periods in 2016. Income before taxes for the quarter and six months ending June 30, 2017 was $14.3 million and $23.3 million, respectively, as compared to $5.7 million and $12.3 million for the corresponding periods in 2016.

The effective tax rate for the first six months of 2017 was 32.6% as compared to 37.0% for the first six months of 2016, and as compared to a statutory rate of approximately 41.5%, as the Company benefited from reductions in taxes on income related to excess tax benefits resulting from the exercise of stock awards in both periods.

The primary sources of revenue for Banking are net interest income, fees from its deposits, trust and insurance services, certain loan fees, and consulting fees. The primary source of revenue for Wealth Management is asset management fees assessed on the balance of AUM. Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 59% and 78%, respectively, of the total noninterest expense for Banking and Wealth Management in the first six months of 2017.

The following table shows key operating results for each of our business segments for the quarter ended June 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2017:
Interest income	$33,652	$—	$—	$33,652
Interest expense	5,575	—	182	5,757
Net interest income	28,077	—	(182)	27,895
Provision for loan losses	1,092	—	—	1,092
Noninterest income	4,165	5,745	(213)	9,697
Noninterest expense	15,842	5,042	1,329	22,213
Income (loss) before taxes on income	$15,308	$703	$(1,724)	$14,287
2016:
Interest income	$24,573	$—	$—	$24,573
Interest expense	2,652	—	—	2,652
Net interest income	21,921	—	—	21,921
Provision for loan losses	1,250	—	—	1,250
Noninterest income	(170)	5,222	(142)	4,910
Noninterest expense	14,268	4,616	966	19,850
Income (loss) before taxes on income	$6,233	$606	$(1,108)	$5,731

General. Consolidated income before taxes for the second quarter of 2017 was $14.3 million as compared to $5.7 million for the second quarter of 2016. The increase in income before taxes was primarily the result of a $9.1 million increase in income before taxes for Banking. The increase in Banking was due to higher net interest income and higher noninterest income which was partially offset by higher noninterest expenses. Income before taxes for Wealth Management for the second quarter of 2017 was $0.7 million as compared to $0.6 million in the second quarter of 2016 as increases in noninterest income were offset by increases in noninterest expenses. Corporate interest expenses are related to the holding company line of credit which did not exist in 2016. Corporate noninterest expenses increased by $0.3 million due to higher charitable contributions and other increases in costs, including legal and marketing.

The following table shows key operating results for each of our business segments for the six months ended June 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2017:
Interest income	$64,012	$—	$—	$64,012
Interest expense	9,852	—	207	10,059
Net interest income	54,160	—	(207)	53,953
Provision for loan losses	1,161	—	—	1,161
Noninterest income	6,681	11,202	(403)	17,480
Noninterest expense	34,173	10,232	2,517	46,922
Income (loss) before taxes on income	$25,507	$970	$(3,127)	$23,350
2016:
Interest income	$46,271	$—	$—	$46,271
Interest expense	4,989	—	—	4,989
Net interest income	41,282	—	—	41,282
Provision for loan losses	1,650	—	—	1,650
Noninterest income	1,582	10,598	(285)	11,895
Noninterest expense	27,612	9,839	1,816	39,267
Income (loss) before taxes on income	$13,602	$759	$(2,101)	$12,260

General. Consolidated income before taxes for the first six months of 2017 was $23.3 million as compared to $12.3 million for the first six months of 2016. The increase in income before taxes was the result of an $11.9 million increase in income before taxes for Banking and a $0.2 million increase in income before taxes for Wealth Management, which were partially offset by a $0.9 million increase in corporate expenses. The increase in Banking was due to higher net interest income, a lower provision for loan losses and higher noninterest income which was partially offset by higher noninterest expenses. The increase in Wealth Management was due to higher noninterest income which was partially offset by higher noninterest expense. Corporate interest expenses are related to the holding company line of credit which did not exist in 2016. Corporate noninterest expenses increased by $0.7 million due to costs related to strategic activities, including the Company’s at the market stock offering, higher charitable contributions and other increases in costs, including legal and marketing.

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

	Quarter Ended June 30:
	2017			2016
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$3,240,755	$29,982	3.70%	$2,208,793	$20,961	3.80%
Securities	496,896	3,126	2.52%	533,435	3,100	2.32%
Fed funds, FHLB stock, and deposits	85,107	544	2.57%	56,535	512	3.64%
Total interest-earning assets	3,822,758	33,652	3.52%	2,798,763	24,573	3.51%

Noninterest-earning assets:
Nonperforming assets	5,550			6,327
Other	31,815			35,343
Total assets	$3,860,123			$2,840,433

Interest-bearing liabilities:
Demand deposits	$262,516	373	0.57%	$224,903	266	0.48%
Money market and savings	1,028,404	2,059	0.80%	614,772	967	0.63%
Certificates of deposit	763,480	1,580	0.83%	486,319	740	0.61%
Total interest-bearing deposits	2,054,400	4,012	0.78%	1,325,994	1,973	0.60%
Borrowings	679,055	1,745	1.03%	631,297	679	0.43%
Total interest-bearing liabilities	2,733,455	5,757	0.84%	1,957,291	2,652	0.54%

Noninterest-bearing liabilities:
Demand deposits	809,129			598,150
Other liabilities	14,175			12,685
Total liabilities	3,556,759			2,568,126
Shareholders’ equity	303,364			272,307
Total liabilities and equity	$3,860,123			$2,840,433

Net Interest Income		$27,895			$21,921

Net Interest Rate Spread			2.68%			2.97%

Net Yield on Interest-earning Assets			2.92%			3.13%

	Six Months Ended June 30:
	2017			2016
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$3,087,236	$56,473	3.66%	$2,034,816	$39,131	3.85%
Securities	504,388	6,157	2.44%	533,629	6,221	2.33%
Fed funds, FHLB stock, and deposits	78,705	1,382	3.54%	54,270	919	3.41%
Total interest-earning assets	3,670,329	64,012	3.49%	2,622,715	46,271	3.53%

Noninterest-earning assets:
Nonperforming assets	6,723			5,615
Other	29,704			33,968
Total assets	$3,706,756			$2,662,298

Interest-bearing liabilities:
Demand deposits	$253,758	660	0.52%	$239,847	566	0.48%
Money market and savings	991,397	3,740	0.76%	573,341	1,780	0.62%
Certificates of deposit	740,637	2,804	0.76%	480,331	1,422	0.60%
Total interest-bearing deposits	1,985,792	7,204	0.73%	1,293,519	3,768	0.59%
Borrowings	656,862	2,855	0.88%	568,249	1,221	0.43%
Total interest-bearing liabilities	2,642,654	10,059	0.77%	1,861,768	4,989	0.54%

Noninterest-bearing liabilities:
Demand deposits	755,171			518,090
Other liabilities	14,193			14,053
Total liabilities	3,412,018			2,393,911
Shareholders’ equity	294,738			268,387
Total liabilities and equity	$3,706,756			$2,662,298

Net Interest Income		$53,953			$41,282

Net Interest Rate Spread			2.72%			2.99%

Net Yield on Interest-earning Assets			2.94%			3.15%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the quarter and six months ended June 30, 2017, as compared to corresponding periods in 2016:

	Quarter Ended June 30, 2017 vs. 2016			Six Months Ended June 30, 2017 vs. 2016
(dollars in thousands)	Increase (Decrease) due to:			Increase (Decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans	$9,568	$(547)	$9,021	$19,313	$(1,971)	$17,342
Securities	(220)	246	26	(348)	284	(64)
Fed funds, FHLB stock, and deposits	212	(180)	32	426	37	463
Total interest-earning assets	9,560	(481)	9,079	19,391	(1,650)	17,741
Interest paid on:
Demand deposits	49	58	107	33	61	94
Money market and savings	780	312	1,092	1,507	453	1,960
Certificates of deposit	516	324	840	908	474	1,382
Borrowings	52	1,014	1,066	213	1,421	1,634
Total interest-bearing liabilities	1,397	1,708	3,105	2,661	2,409	5,070
Net interest income	$8,163	$(2,189)	$5,974	$16,730	$(4,059)	$12,671

Net interest income for Banking increased 28% from $21.9 million in the second quarter of 2016, to $28.1 million in the second quarter of 2017 due to a 37% increase in interest-earning assets, which was partially offset by a decrease in our net interest rate spread. The decrease in the net interest rate spread from 2.97% in the second quarter of 2016 to 2.68% in the second quarter of 2017 was due to an increase in the cost of interest-bearing liabilities from 0.54% in the second quarter of 2016 to 0.84% in the second quarter of 2017. The yield on interest-earning assets remained relatively flat as a decrease in the yield on loans, due to prepayments of higher yielding loans, was offset by an increase in our yield on securities. The increase in the cost of interest-bearing liabilities was due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates, and increased costs of borrowings as the average rate on FHLB advances increased from 0.43% in the second quarter of 2016 to 0.94% in the second quarter of 2017. In addition, the Company borrowed on its holding company line of credit during the second quarter of 2017.

Net interest income for Banking increased 31% from $41.3 million in the first six months of 2016, to $54.2 million in the first six months of 2017 due to a 40% increase in interest-earning assets, which was partially offset by a decrease in our net interest rate spread. The decrease in the net interest rate spread from 2.99% in the first six months of 2016 to 2.72% in the first six months of 2017 was due to a decrease in the yield on interest-earning assets and an increase in the cost of interest-bearing liabilities. The yield on interest-earning assets decreased from 3.53% to 3.49% due to a decrease in the yield on loans due to prepayments of higher yielding loans and the addition of loans at market rates in the latter half of 2016 which were lower than the then-current yield on our loan portfolio. The cost of interest-bearing liabilities increased from 0.54% to 0.77% due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates, and increased costs of borrowings as the average rate on FHLB advances increased from 0.43% in the first six months of 2016 to 0.82% in the first six months of 2017. In addition, the Company borrowed on its holding company line of credit during the first six months of 2017.

Provision for loan losses. The provision for loan losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For the quarter and six months ended June 30, 2017, we recorded provisions for loan losses of $1.1 million and $1.2 million, respectively, as compared to $1.3 million and $1.7 million, respectively, for the quarter and six months ended June 30, 2016. During the first six months of 2017, the Bank realized $0.2 million of recoveries and experienced improving credit trends in its criticized loans.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the quarter and six months ended June 30:

(dollars in thousands)	2017	2016
Quarter Ended June 30:
Trust fees	$871	$659
Consulting fees	110	205
Deposit charges	108	122
Loss on capital markets activities	—	(2,351)
Gain on sale of loans	2,050	—
Gain on sale of REO	104	—
Prepayment fees	415	315
Other	507	880
Total noninterest income	$4,165	$(170)
Six Months Ended June 30:
Trust fees	$1,660	$1,203
Consulting fees	222	390
Deposit charges	229	243
Loss on capital markets activities	—	(2,040)
Gain on sale of loans	2,350	—
Gain on sale of REO	104	—
Prepayment fees	871	688
Other	1,245	1,098
Total noninterest income	$6,681	$1,582

Noninterest income in Banking was $4.2 million in the second quarter of 2017 as compared to a $0.2 million loss in the second quarter of 2016. During the second quarter of 2017, we realized $2.1 million in gains on the sale of $153 million of multifamily loans, while in the second quarter of 2016, we recognized a $2.4 million loss relating to hedging activities.

Noninterest income in Banking increased from $1.6 million in the first six months of 2016 to $6.7 million in the first six months of 2017. During the first six months of 2017, we realized $2.4 million in gains on the sale of $174 million of multifamily loans, while in the first six months of 2016, we recognized a $2.0 million loss relating to hedging activities.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides a breakdown of noninterest income for Wealth Management for the quarter and six months ended June 30:

(dollars in thousands)	2017	2016
Quarter Ended June 30:
Asset management fees	$5,712	$5,206
Other	33	16
Total noninterest income	$5,745	$5,222

Six Months Ended June 30:
Asset management fees	$11,166	$10,555
Other	36	43
Total noninterest income	$11,202	$10,598

Noninterest revenue for Wealth Management increased by $0.5 million in the second quarter and $0.6 million for the six months ended June 30, 2017 when compared to the corresponding periods in 2016 due to higher levels of AUM balances on which the asset management fees are calculated. AUM, which totaled $4.0 billion at June 30, 2017, increased by $418 million during the first six months of 2017 as new account growth of $245 million and portfolio gains of $251 million were partially offset by net withdrawals and account terminations of $79 million.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the quarter and six months ended June 30:

	Banking		Wealth Management
(dollars in thousands)	2017	2016	2017	2016
Quarter Ended June 30:
Compensation and benefits	$9,745	$8,227	$3,923	$3,455
Occupancy and depreciation	3,300	2,339	552	525
Professional services and marketing	(651)	1,763	420	479
Other expenses	3,448	1,939	147	157
Total noninterest expense	$15,842	$14,268	$5,042	$4,616

Six Months Ended June 30:
Compensation and benefits	$20,050	$16,635	$8,028	$7,492
Occupancy and depreciation	6,183	4,566	1,071	1,072
Professional services and marketing	1,760	2,714	835	976
Other expenses	6,180	3,697	298	299
Total noninterest expense	$34,173	$27,612	$10,232	$9,839

Noninterest expense in Banking increased from $14.3 million in the second quarter of 2016 to $15.8 million in the second quarter of 2017 due to increases in staffing and costs associated with the Bank’s expansion, the growth of its balances of loans and deposits, which was partially offset by lower legal costs. Compensation and benefits for Banking increased $1.5 million or 18% during the second quarter of 2017 as compared to the second quarter of 2016 as the number of full time equivalent employees (“FTE”) in Banking increased to 305.8 from 261.0 as a result of the increased staffing related to the December 2016 acquisition of two branches and additional personnel added to support the growth in loans and deposits. A $1.0 million increase in occupancy and depreciation for Banking in the second quarter of 2017 as compared to the second quarter of 2016 was due to costs associated with our expansion into additional corporate space and the acquisition and opening of new offices during 2016 and increases in our data processing costs due to increased volumes and the implementation of enhancements. Litigation related costs for Banking were $2.2 million lower in the second quarter of 2017 as compared to the second quarter of 2016 due to the reimbursement from our insurance providers of $1.8 million of previously incurred legal costs and costs incurred for a litigation matter in the second quarter of 2016. The $1.5 million increase in other expenses in Banking in the second quarter of 2017 as compared to the second quarter of 2016 was due to a $1.0 million increase in customer service costs related to the increases in noninterest demand deposits and costs related to our growth, including deposit insurance.

Noninterest expense in Banking increased from $27.6 million in the first six months of 2016 to $34.2 million in the first six months of 2017 due to increases in staffing and costs associated with the Bank’s expansion, the growth of its balances of loans and deposits, which was partially offset by lower legal costs. Compensation and benefits for Banking increased $3.4 million or 21% during the first six months of 2017 as compared to the first six months of 2016 as the number of FTE in Banking increased to 297.9 from 251.2 as a result of the increased staffing related to the December 2016 acquisition of two branches and additional personnel added to support the growth in loans and deposits. A $1.6 million increase in occupancy and depreciation for Banking in the first six months of 2017 as compared to the first six months of 2016 was due to costs associated with our expansion into additional corporate space and the acquisition and opening of new offices during 2016 and increases in our data processing costs due to increased volumes and the implementation of enhancements. Litigation related costs for Banking were $0.8 million lower in the first six months of 2017 as compared to the first six months of 2016 due to the reimbursement from our insurance providers of $1.8 million of previously incurred legal costs which was offset by costs related to the resolution of an outstanding litigation matter in the first quarter of 2017. A $2.5 million increase in other expenses in Banking in the first six months of 2017 as compared to the first six months of 2016 was due to a $1.6 million increase in customer service costs related to the increases in noninterest demand deposits and costs related to our growth, including deposit insurance.

The increases in noninterest expense in Wealth Management for the second quarter and six months of 2017 as compared to the corresponding periods in 2016 were due to increases of $0.5 million in both periods in compensation and benefits. The increases in compensation and benefits were due to increases in FTE and cost of living increases.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
June 30, 2017:
Cash and cash equivalents	$128,760	$2,972	$(2,787)	$128,945
Securities AFS	483,615	—	—	483,615
Loans Held For Sale	150,313	—	—	150,313
Loans, net	3,074,140	—	—	3,074,140
FHLB Stock	22,572	—	—	22,572
Premises and equipment	5,877	1,060	286	7,223
Deferred taxes	14,799	337	(26)	15,110
REO	1,400	—	—	1,400
Goodwill and intangibles	2,068	—	—	2,068
Other assets	15,558	244	2,046	17,848
Total assets	$3,899,102	$4,613	$(481)	$3,903,234

Deposits	$3,120,365	$—	$(12,961)	$3,107,404
Borrowings	436,035	—	25,000	461,035
Intercompany balances	2,988	489	(3,477)	—
Other liabilities	13,838	2,260	1,770	17,868
Shareholders’ equity	325,876	1,864	(10,813)	316,927
Total liabilities and equity	$3,899,102	$4,613	$(481)	$3,903,234

December 31, 2016:
Cash and cash equivalents	$597,795	$2,576	$(2,425)	$597,946
Securities AFS	509,578	—	—	509,578
Loans held for sale	250,942	—	—	250,942
Loans, net	2,540,309	—	—	2,540,309
FHLB Stock	5,603	991	136	6,730
Premises and equipment	33,750	—	—	33,750
Deferred taxes	16,602	283	(74)	16,811
REO	1,734	—	—	1,734
Goodwill and Intangibles	2,177	—	—	2,177
Other assets	13,270	445	1,711	15,426
Total assets	$3,971,760	$4,295	$(652)	$3,975,403

Deposits	$2,435,538	$—	$(8,743)	$2,426,795
Borrowings	1,250,000	—	—	1,250,000
Intercompany balances	3,019	539	(3,558)	—
Other liabilities	11,670	2,744	(70)	14,344
Shareholders’ equity	271,533	1,012	11,719	284,264
Total liabilities and equity	$3,971,760	$4,295	$(652)	$3,975,403

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the first six months of 2017, cash and cash equivalents decreased by $469 million, loans and loans held for sale increased by $435 million and deposits increased by $685 million. Total borrowings, which included $25 million outstanding on our holding company line of credit, decreased by $789 million.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, decreased $469 million during the first six months of 2017. Changes in cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2017:
US Treasury security	$498	$—	$(3)	$495
Agency mortgage-backed securities	448,797	441	(5,366)	443,872
Beneficial interest – FHLMC securitization	39,764	1,568	(2,084)	39,248
Total	$489,059	$2,009	$(7,453)	$483,615

December 31, 2016:
US Treasury security	$300	$—	$(3)	$297
Agency mortgage-backed securities	476,163	160	(7,414)	468,909
Beneficial interest – FHLMC securitization	42,028	711	(2,367)	40,372
Total	$518,491	$871	$(9,784)	$509,578

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yield is as follows as of June 30, 2017:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$—	$498	$—	$—	$498
Weighted average yield	—%	1.03%	—%	—%	1.03%

Estimated Fair Value:
US Treasury securities	$—	$495	$—	$—	$495

Agency mortgage backed securities and beneficial interest – FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities as of June 30, 2017 was 2.54%.

Loans. The following table sets forth our loans, by loan category, as of:

(dollars in thousands)	June 30, 2017	December 31, 2016
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$1,650,519	$1,178,003
Single family	618,611	602,886
Total real estate loans secured by residential properties	2,269,130	1,780,889
Commercial properties	508,314	476,959
Land and construction	28,384	24,100
Total real estate loans	2,805,828	2,281,948
Commercial and industrial loans	251,415	237,941
Consumer loans	27,813	32,127
Total loans	3,085,056	2,552,016
Premiums, discounts and deferred fees and expenses	5,884	3,693
Total	$3,090,940	$2,555,709

Total loans, including loans held for sale, increased $435 million during the first six months of 2017 as a result of $816 million of originations and $8 million of purchases which were partially offset by the sale of $174 million of multifamily loans and payoffs or scheduled payments of $215 million.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	June 30, 2017		December 31, 2016
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$924,145	—	$661,781	—
Interest-bearing	232,257	0.639%	194,274	0.471%
Money market and savings	1,103,300	0.835%	941,344	0.677%
Certificates of deposits	847,702	0.888%	629,396	0.589%
Total	$3,107,404	0.587%	$2,426,795	0.453%

During the first six months of 2017, the weighted average rate of our interest-bearing deposits increased from 0.62% at December 31, 2016 to 0.84% at June 30, 2017, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits increased from 0.45% at December 31, 2016 to 0.59% at June 30, 2017. The increase in the weighted average rate of our interest-bearing deposits was the result of increases in market rates, the use of higher than market promotional rates to attract new clients and our success in attracting higher balance accounts which generally bear higher interest rates. The increase in our overall cost of deposits was less than the increase in interest-bearing deposits as a result of a higher proportion of noninterest-bearing deposits at June 30, 2017 when compared to December 31, 2016.

The $681 million growth in deposits during the first six months of 2017 was primarily due to the organic growth in deposits from our specialty deposit group, which increased by 39%, and our branch offices, which increased by 13%.

The maturities of our Certificates of deposit of $100,000 or more were as follows as of June 30, 2017:

(dollars in thousands)

3 months or less	$189,856
Over 3 months through 6 months	44,794
Over 6 months through 12 months	95,725
Over 12 months	62,357
Total	$392,732

FFB utilizes third party programs called CDARs and ICS which allows FFB to transfer funds of its clients in excess of the FDIC insurance limit (currently $250,000) to other institutions in exchange for an equal amount of funds from clients of these other institutions. This has allowed FFB to provide FDIC insurance coverage to its clients. Under certain regulatory guidelines, these deposits are considered brokered deposits. From time to time, the Bank will utilize brokered deposits as a source of funding. As of June 30, 2017 the Bank held $499 million of deposits which are classified as brokered deposits, including $29 million of CDARs and ICS reciprocal deposits.

Borrowings. At June 30, 2017 our borrowings consisted of $436 million in overnight FHLB advances and $25 million of borrowings on our holding company line of credit. At December 31, 2016, our borrowings consisted of $1.3 billion in overnight FHLB advances. The FHLB advances were paid in full in the early parts of July 2017 and January 2017, respectively. Because FFB utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of overnight borrowings during the first six months of 2017 was $608 million, as compared to $568 million during the first six months of 2016. The weighted average interest rate on these overnight borrowings was 0.82% for the first six months of 2017, as compared to 0.43% during 2016. The maximum amount of overnight borrowings outstanding at any month-end during the first six months of 2017 and 2016 was $818 million and $938 million, respectively.

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

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
June 30, 2017:
Real estate loans:
Residential properties	$—	$—	$499	$—	$499	$2,268,631	$2,269,130
Commercial properties	174	707	2,102	1,078	4,061	504,253	508,314
Land and construction	—	—	—	—	—	28,384	28,384
Commercial and industrial loans	25	—	2,560	2,815	5,400	246,015	251,415
Consumer loans	—	—	—	—	—	27,813	27,813
Total	$199	$707	$5,161	$3,893	$9,960	$3,075,096	$3,085,056

Percentage of total loans	0.01%	0.02%	0.17%	0.13%	0.32%

December 31, 2016:
Real estate loans:
Residential properties	$—	$—	$—	$3,759	$3,759	$1,777,130	$1,780,889
Commercial properties	—	—	2,128	1,120	3,248	473,711	476,959
Land and construction	—	—	—	—	—	24,100	24,100
Commercial and industrial loans	—	2	3,800	3,359	7,161	230,780	237,941
Consumer loans	—	—	—	—	—	32,127	32,127
Total	$—	$2	$5,928	$8,238	$14,168	$2,537,848	$2,552,016

Percentage of total loans	—%	0.00%	0.23%	0.32%	0.56%

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	June 30, 2016			December 31, 2016
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial and industrial	$249	$2,565	$2,814	$317	$3,109	$3,426

The following is a breakdown of our loan portfolio by the risk category of loans as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
June 30, 2017:
Real estate loans:
Residential properties	$2,267,630	$1,500	$—	$—	$2,269,130
Commercial properties	504,583	—	2,653	1,078	508,314
Land and construction	28,384	—	—	—	28,384
Commercial and industrial loans	238,135	3,625	6,814	2,841	251,415
Consumer loans	27,813	—	—	—	27,813
Total	$3,066,545	$5,125	$9,467	$3,919	$3,085,056

December 31, 2016:
Real estate loans:
Residential properties	$1,773,296	$1,500	$—	$6,093	$1,780,889
Commercial properties	470,484	1,913	2,414	2,148	476,959
Land and construction	24,100	—	—	—	24,100
Commercial and industrial loans	219,676	3,625	13,887	753	237,941
Consumer loans	32,127	—	—	—	32,127
Total	$2,519,683	$7,038	$16,301	$8,994	$2,552,016

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

In 2015, we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	June 30, 2017	December 31, 2016
Outstanding principal balance:
Total real estate loans	$291	$295
Commercial and industrial loans	2,460	4,258
Consumer loans	—	17
Total loans	2,751	4,570
Unaccreted discount on purchased credit impaired loans	(904)	(1,197)
Total	$1,847	$3,373

 Allowance for Loan Losses. The following table summarizes the activity in our ALLL for the periods indicated:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter ended June 30, 2017:
Real estate loans:
Residential properties	$8,417	$434	$—	$—	$8,851
Commercial properties	3,322	(37)	—	—	3,285
Land and construction	263	24	—	—	287
Commercial and industrial loans	3,401	684	—	8	4,093
Consumer loans	297	(13)	—	—	284
Total	$15,700	$1,092	$—	$8	$16,800

Six months ended June 30, 2017:
Real estate loans:
Residential properties	$6,669	$2,182	$—	$—	$8,851
Commercial properties	2,983	302	—	—	3,285
Land and construction	233	54	—	—	287
Commercial and industrial loans	5,227	(1,373)	—	239	4,093
Consumer loans	288	(4)	—	—	284
Total	$15,400	$1,161	$—	$239	$16,800
Year ended December 31, 2016:
Real estate loans:
Residential properties	$6,799	$(130)	$—	$—	$6,669
Commercial properties	1,813	1,051	(50)	169	2,983
Land and construction	103	130	—	—	233
Commercial and industrial loans	1,649	3,578	—	—	5,227
Consumer loans	236	52	—	—	288
Total	$10,600	$4,681	$(50)	$169	$15,400

Excluding the loans acquired in acquisitions, our ALLL represented 0.54%, and 0.60% of total loans outstanding as of June 30, 2017 and December 31, 2016, respectively.

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

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
June 30, 2017:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$8,851	$—	$8,851	$111
Commercial properties	—	3,285	—	3,285	107
Land and construction	—	287	—	287	2
Commercial and industrial loans	—	4,093	—	4,093	125
Consumer loans	—	284	—	284	18
Total	$—	$16,800	$—	$16,800	$363
Loans:
Real estate loans:
Residential properties	$—	$2,269,130	$—	$2,269,130	$12,073
Commercial properties	1,078	507,062	174	508,314	20,004
Land and construction	—	28,384	—	28,384	434
Commercial and industrial loans	2,841	246,901	1,673	251,415	18,290
Consumer loans	—	27,813	—	27,813	1,034
Total	$3,919	$3,079,290	$1,847	$3,085,056	$51,835

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
December 31, 2016:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,669	$—	$6,669	$128
Commercial properties	—	2,983	—	2,983	136
Land and construction	—	233	—	233	2
Commercial and industrial loans	—	5,227	—	5,227	147
Consumer loans	—	288	—	288	19
Total	$—	$15,400	$—	$15,400	$432
Loans:
Real estate loans:
Residential properties	$6,093	$1,774,796	$—	$1,780,889	$12,373
Commercial properties	2,148	474,634	177	476,959	24,796
Land and construction	—	24,100	—	24,100	437
Commercial and industrial loans	753	233,992	3,196	237,941	20,165
Consumer loans	—	32,127	—	32,127	1,266
Total	$8,994	$2,539,649	$3,373	$2,552,016	$59,037

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in an acquisition  that were not classified as purchased credit impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balances of the related loans. The unaccreted credit component discount is equal to 0.70% and 0.73% of the stated principal balances of these loans as of June 30, 2017 and December 31, 2016, respectively. In addition to this unaccreted credit component discount, an additional $0.5 million of the ALLL were provided for these loans as of June 30, 2017 and December 31, 2016.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of shares by FFI. The remaining balances of the Bank’s lines of credit available to draw down totaled $1.0 billion at June 30, 2017.

Cash Flows Provided by Operating Activities. During the six months ended June 30, 2017, operating activities provided net cash of $18.3 million, comprised primarily of our net income of $15.7 million, and $3.5 million increase in accounts payable and other liabilities. During the six months ended June 30, 2016, operating activities provided net cash of $5.4 million, comprised primarily of our net income of $7.1 million, and $3.0 million of non-cash charges, including provisions for loan losses, stock based compensation expense, and depreciation and amortization, offset partially by a $1.2 million increase in other assets and $2.8 million decrease in accounts payable and other liabilities.

Cash Flows Used in Investing Activities. During the six months ended June 30, 2017, investing activities used net cash of $393.2 million, primarily to fund a $608.5 million net increase in loans, offset partially by $176 million in loan sales and $33.6 million in cash received in proceeds from the sale, principal collection, and maturities of securities. During the six months ended June 30, 2016, investing activities used net cash of $665 million, primarily to fund a $707 million net increase in loans and $31 million of securities purchases, offset partially by $77 million in cash received in proceeds from the sale, principal collection, and maturities of securities.

Cash Flow Provided by Financing Activities. During the six months ended June 30, 2017, financing activities used net cash of $94.1 million, consisting primarily of an $814 million decrease in FHLB advances, offset partially by a $680.6 million increase in deposits, $25 million in proceeds from a holding company line of credit and $14.2 million in proceeds from the sale of stock. During the six months ended June 30, 2016, financing activities provided net cash of $888 million, consisting primarily of a net increase of $743 million in deposits, and a $142 million increase in FHLB advances.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio, the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2017 and December 31, 2016, the loan-to-deposit ratios at the Bank were 104% and 116%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of June 30, 2017:

(dollars in thousands)
Commitments to fund new loans	$38,655
Commitments to fund under existing loans, lines of credit	200,934
Commitments under standby letters of credit	3,358

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of June 30, 2017, the Bank was obligated on $157 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $136 million of deposits from the State of California.

Capital Resources and Dividend Policy

On February 16, 2017, the Company and the Bank entered into an Equity Distribution Agreement (the “Distribution Agreement”) with FBR Capital Markets & Co., Raymond James & Associates, Inc., Sandler O’Neill & Partners, L.P., and D.A. Davidson & Co. (collectively, the “Distribution Agents”) to sell shares of the Company’s common stock, par value $0.001 per share (the “ATM Shares”), having an aggregate offering price of up to $80 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”).

The sales of the ATM Shares may be made in negotiated transactions or transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended, including sales made directly on or through the NASDAQ Global Market, sales made to or through a market maker other than on an exchange, in negotiated transactions at market prices prevailing at the time of sale or at prices related to such market prices, or any other method permitted by law. Subject to the terms and conditions of the Distribution Agreement, upon its acceptance of written instructions from the Company, the Distribution Agent designated by the Company to sell ATM Shares will use its commercially reasonable efforts to sell on the Company’s behalf all of the designated ATM Shares. The Company may also sell ATM Shares under the Distribution Agreement to each of the Distribution Agents, as principals for their respective accounts, at a price per share agreed upon at the time of sale. Actual sales will depend on a variety of factors to be determined by the Company from time to time.  The Company has no obligation to sell any of the ATM Shares under the Distribution Agreement, and may at any time suspend sales of the ATM Shares under the Distribution Agreement. The Company will pay the Distribution Agents’ commissions for their services in acting as agent in the sale of ATM Shares, and the Company advanced $90,000 to the Distribution Agents for their out-of-pocket legal fees incurred in connection with the ATM Program.  The Distribution Agents will be entitled to compensation at a commission rate equal to 2.0% of the gross proceeds from the sale of ATM Shares pursuant to the Distribution Agreement; provided, however, that the compensation payable to each Distribution Agent upon the sale of ATM Shares pursuant to the Distribution Agreement will be reduced by $22,500 in a manner such that no compensation will be paid to a Distribution Agent until the amount of the commission earned by such Distribution Agent exceeds $22,500. The Distribution Agreement contains representations and warranties and covenants that are customary for transactions of this type. In addition, the Company has agreed to indemnify the Distribution Agents against certain liabilities on customary terms, subject to limitations on such arrangements imposed by applicable law and regulation.

During the second quarter of 2017, we commenced sales of common stock through the ATM Program. The details of the shares of common stock sold through the ATM Program during the second quarter of 2017 are as follows:

Month	Number of Shares Sold	Weighted Average Price	Net Proceeds
(in thousands, except share and per share amounts)

April, 2017	115,270	$16.24	$1,857
May, 2017	528,036	$16.40	8,486
June, 2017	11,272	$16.51	182

Total	654,578	$16.37	$10,525

As of June 30, 2017, the remaining dollar value of common stock we had available to sell under the ATM Program was $69.3 million.  The actual number of shares of our common stock, if any, that may be sold under the ATM Program in the future will depend upon the sale price for such shares.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
June 30, 2017
CET1 capital ratio	$315,693	12.07%	$117,707	4.50%
Tier 1 leverage ratio	315,693	8.17%	154,474	4.00%
Tier 1 risk-based capital ratio	315,693	12.07%	156,943	6.00%
Total risk-based capital ratio	333,243	12.74%	209,257	8.00%

December 31, 2016
CET1 capital ratio	$285,754	12.80%	$100,432	4.50%
Tier 1 leverage ratio	285,754	8.76%	130,525	4.00%
Tier 1 risk-based capital ratio	285,754	12.80%	133,910	6.00%
Total risk-based capital ratio	301,664	13.52%	178,547	8.00%

FFB
June 30, 2017
CET1 capital ratio	$324,641	12.43%	$117,529	4.50%	$169,765	6.50%
Tier 1 leverage ratio	324,641	8.42%	154,234	4.00%	192,792	5.00%
Tier 1 risk-based capital ratio	324,641	12.43%	156,706	6.00%	208,941	8.00%
Total risk-based capital ratio	342,191	13.10%	208,941	8.00%	261,176	10.00%

December 31, 2016
CET1 capital ratio	$272,221	12.23%	$100,166	4.50%	$144,685	6.50%
Tier 1 leverage ratio	272,221	8.36%	130,305	4.00%	162,881	5.00%
Tier 1 risk-based capital ratio	272,221	12.23%	133,555	6.00%	178,074	8.00%
Total risk-based capital ratio	288,131	12.94%	178,074	8.00%	222,592	10.00%

As of each of the dates set forth in the above table, the Company (on a consolidated basis) exceeded the minimum required capital ratios applicable to it and FFB (on a stand-alone basis) qualified as a well-capitalized depository institution under the capital adequacy guidelines described above.

As of June 30, 2017, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $154.9 million for the CET-1 capital ratio, $131.8 million for the Tier 1 leverage ratio, $115.7 million for the Tier 1 risk-based capital ratio and $81 million for the Total risk-based capital ratio.

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

During the six months of 2017, and during the entirety of 2016, FFI made cash capital contributions to FFB of $35 million and $40 million, respectively. As of June 30, 2017, FFI had $17 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

We did not pay dividends in 2017 or 2016 and we have no plans to pay dividends at least for the foreseeable future. Instead, it is our intention to retain internally generated cash flow to support our growth. Moreover, the payment of dividends is subject to certain regulatory restrictions.

We had no material commitments for capital expenditures as of June 30, 2017.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30 2017, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2016, which we filed with the SEC on March 15, 2017.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

2.1

Agreement and Plan of Reorganization and Merger dated as of June 14, 2017, by and between First Foundation Inc, and Community 1st Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017).

10.1

First Amendment to Loan Agreement, dated as of May 18, 2017, by and between First Foundation Inc. and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2017).

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

FIRST FOUNDATION INC.

Dated: August 9, 2017	By:	/s/ JOHN M. MICHEL
John M. Michel
Executive Vice President and Chief Financial Officer

S-1

INDEX TO EXHIBITS

Exhibit No.	Description of Exhibits

2.1

Agreement and Plan of Reorganization and Merger dated as of June 14, 2017, by and between First Foundation Inc, and Community 1st Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 15, 2017).

10.1

First Amendment to Loan Agreement, dated as of May 18, 2017, by and between First Foundation Inc. and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 22, 2017).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

E-1