Form 10-Q
period 2017-09-30
First Foundation Inc.
filed 2017-11-08
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 6, 2017, there were 35,231,099 shares of registrant’s common stock outstanding

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

TABLE OF CONTENTS

		Exhibit No.

Part I. Financial Information

Item 1.	Financial Statements	1

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

Part II. Other Information

Item 1A	Risk Factors	41

Item 6	Exhibits	42

SIGNATURES		S-1

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2017	December 31, 2016
	(unaudited)
ASSETS

Cash and cash equivalents	$123,210	$597,946
Securities available-for-sale (“AFS”)	471,502	509,578
Loans held for sale	153,405	250,942
Loans, net of deferred fees	3,256,874	2,555,709
Allowance for loan and lease losses (“ALLL”)	(17,500)	(15,400)
Net loans	3,239,374	2,540,309

Investment in FHLB stock	17,250	33,750
Premises and equipment, net	6,732	6,730
Deferred taxes	14,925	16,811
Real estate owned (“REO”)	1,400	1,734
Goodwill and intangibles	2,021	2,177
Other assets	21,242	15,426
Total Assets	$4,051,061	$3,975,403

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$3,268,726	$2,426,795
Borrowings	421,000	1,250,000
Accounts payable and other liabilities	20,882	14,344
Total Liabilities	3,710,608	3,691,139

Commitments and contingencies	—	—
Shareholders’ Equity
Common Stock, par value $0.01: 70,000,000 shares authorized; 35,169,653 and 32,719,632 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	35	16
Additional paid-in-capital	260,626	232,428
Retained earnings	82,374	57,065
Accumulated other comprehensive loss, net of tax	(2,582)	(5,245)
Total Shareholders’ Equity	340,453	284,264

Total Liabilities and Shareholders’ Equity	$4,051,061	$3,975,403

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Loans	$31,236	$22,231	$87,709	$61,362
Securities AFS	3,023	3,202	9,180	9,423
Fed funds sold, FHLB stock and deposits	619	571	2,001	1,490
Total interest income	34,878	26,004	98,890	72,275

Interest expense:
Deposits	4,899	2,426	12,103	6,194
Borrowings	1,539	415	4,394	1,636
Total interest expense	6,438	2,841	16,497	7,830

Net interest income	28,440	23,163	82,393	64,445

Provision for loan losses	701	1,231	1,862	2,881

Net interest income after provision for loan losses	27,739	21,932	80,531	61,564

Noninterest income:
Asset management, consulting and other fees	6,900	6,141	19,672	18,127
Gain on sale of loans	1,962	7,238	4,312	7,238
Gain (loss) on capital markets activities	—	997	—	(1,043)
Other income	1,001	703	3,359	2,652
Total noninterest income	9,863	15,079	27,343	26,974

Noninterest expense:
Compensation and benefits	14,117	12,059	42,855	36,707
Occupancy and depreciation	3,801	3,072	11,094	8,783
Professional services and marketing costs	1,479	3,525	5,115	7,808
Other expenses	3,996	2,880	11,251	7,505
Total noninterest expense	23,393	21,536	70,315	60,803

Income before taxes on income	14,209	15,475	37,559	27,735
Taxes on income	4,629	6,417	12,250	10,949
Net income	$9,580	$9,058	$25,309	$16,786

Net income per share:
Basic	$0.28	$0.28	$0.75	$0.52
Diluted	$0.27	$0.27	$0.73	$0.50
Shares used to compute net income per share:
Basic	34,565,949	32,514,016	33,671,327	32,264,224
Diluted	35,259,632	33,575,894	34,599,813	33,365,614

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - Unaudited

(In thousands, except share amounts)

	Common Stock				Accumulated Other
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance: December 31, 2016	32,719,632	$16	$232,428	$57,065	$(5,245)	$284,264
Effect of stock split	—	16	(16)	—	—	—
Net income	—	—	—	25,309	—	25,309
Other comprehensive income	—	—	—	—	2,663	2,663
Stock based compensation	—	—	912	—	—	912
Issuance of common stock:
Exercise of options	1,059,000	1	5,469	—	—	5,470
Issuance of restricted stock	64,961	—	—	—	—	—
Capital raise	1,326,060	2	21,833			21,835
Balance: September 30, 2017	35,169,653	$35	$260,626	$82,374	$(2,582)	$340,453

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

Net income	$9,580	$9,058	$25,309	$16,786
Other comprehensive income:
Unrealized holding gains (losses) on securities arising during the period	1,057	(1,033)	4,526	9,805
Other comprehensive income before tax	1,057	(1,033)	4,526	9,805
Income tax expense (benefit) related to items of other comprehensive income	435	(413)	1,863	4,033
Other comprehensive income (loss)	622	(620)	2,663	5,772

Reclassification adjustment for gains (losses) included in net earnings	—	(997)	—	1,043
Income tax expense (benefit) related to reclassification adjustment	—	413	—	(412)
Reclassification adjustment for gains (losses) included in net earnings, net of tax	—	(584)	—	631
Other comprehensive income (loss), net of tax	622	(1,204)	2,663	6,403
Total comprehensive income	$10,202	$7,854	$27,972	$23,189

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Nine Months Ended September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$25,309	$16,786
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,862	2,881
Stock–based compensation expense	912	712
Depreciation and amortization	1,765	1,338
Deferred tax expense	23	758
Accretion of discounts on purchased loans, net	(430)	(755)
Gain on sale of loans	(4,312)	(7,238)
Gain on sale of capital market activities	—	(1,307)
Gain on sale of REO	(104)	—
Increase in other assets	(3,934)	(1,429)
Increase in accounts payable and other liabilities	6,538	1,970
Net cash provided by operating activities	27,629	13,716

Cash Flows from Investing Activities:
Net increase in loans (including changes in loans held for sale)	(889,326)	(1,008,136)
Proceeds from sale of loans	288,724	270,005
Proceeds from sale of REO	438	4,442
Purchases of premises and equipment	(1,767)	(4,027)
Purchases of securities AFS	(10,338)	(130,829)
Proceeds from sale of securities AFS	—	104,146
Maturities/payments – securities AFS	53,168	60,715
Purchases (net of redemptions) of FHLB stock	16,500	(4,185)
Net cash used in investing activities	(542,601)	(707,869)

Cash Flows from Financing Activities:
Increase in deposits	841,931	816,561
FHLB Advances – net (decrease) increase	(844,000)	155,000
Proceeds – term note	15,000	—
Proceeds from sale of stock, net	27,305	3,657
Net cash provided by financing activities	40,236	975,218

Increase (decrease) in cash and cash equivalents	(474,736)	281,065
Cash and cash equivalents at beginning of year	597,946	215,748
Cash and cash equivalents at end of period	$123,210	$496,813

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$15,353	$7,334
Income taxes	11,135	10,050
Noncash transactions:
Transfer of loans to loans held for sale	$189,928	$468,743
Mortgage servicing rights created from loan sales	1,954	1,945
Chargeoffs (recoveries) against allowance for loans losses	238	119
Transfer of loans to REO	—	950

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 - UNAUDITED

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

The accompanying unaudited consolidated financial statements include all information and footnotes required for interim financial statement presentation. These financial statements assume that readers have read the most recent Annual Report on Form 10-K which contains the latest available audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2016.

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

In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which provides updated guidance on how an entity is required to test goodwill for impairment. This update is effective for the Company for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The adoption of ASU No. 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business” which provides guidance in clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses.  The adoption of ASU No. 2017-01 is not expected to have a material impact on the Company’s consolidated financial statements.

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

In June 2016, the FASB issued ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments” which introduces new guidance for the accounting for credit losses on certain types of financial instruments.  It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  The new model, referred to as the current expected credit losses (CECL) model, will apply to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures.  Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure. This update is effective for the Company for annual periods beginning after December 15,

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 – UNAUDITED

2019, and interim periods within those annual periods. The Company has begun analyzing the data requirements needed to implement the adoption of ASU 2016-13 and we expect that the adoption of ASU 2016-13 may have a significant impact on the Company’s recording of its allowance for loan losses. Management is continuing to evaluate the effects of 2016-13 and the impact of its implementation is undeterminable at this time.

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

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10).  Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income.  The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged.  This update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes.  This update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years.  The adoption of ASU No. 2016-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 660): Summary and Amendments that Create Revenue from Contracts with Customers (Topic 606) and Other Assets and Deferred Costs-Contracts with Customers (Subtopic 340-40)”.  The guidance in this update supersedes the revenue recognition requirements in ASC Topic 605, Revenue Recognition, and most industry-specific guidance throughout the industry topics of the codification. This update is effective for annual reporting periods beginning on or after December 15, 2017 and interim periods therein and requires expanded disclosures.  Management is continuing to evaluate the effects of 2014-09 and the impact of its implementation is undeterminable at this time.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 – UNAUDITED

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
(dollars in thousands)
September 30, 2017:
Investment securities available for sale:
US Treasury securities	$495	$495	$—	$—
Agency mortgage-backed securities	432,448	—	432,448	—
Beneficial interest – FHLMC securitizations	38,559	—	—	38,559
Total assets at fair value on a recurring basis	$471,502	$495	$432,448	$38,559

December 31, 2016:
Investment securities available for sale:
US Treasury securities	$297	$297	$—	$—
Agency mortgage-backed securities	468,909	—	468,909	—
Beneficial interest – FHLMC securitizations	40,372	—	—	40,372
Total assets at fair value on a recurring basis	$509,578	$297	$468,909	$40,372

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

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include beneficial interests – FHLMC securitization.  Significant assumptions in the valuation of these Level 3 securities as of September 30, 2017 included a prepayment rate of 15% and discount rates ranging from 4.0% to 10%.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 – UNAUDITED

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

Borrowings. The fair value of $421 million in borrowings is the carrying value of overnight FHLB advances that approximate fair value because of the short-term maturity of this instrument, resulting in a Level 2 classification. The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company. The $25 million holding company line of credit is a variable rate loan for which the rate adjusts quarterly, and as such, its fair value is based on its carrying value resulting in a Level 3 classification.

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans. ASC 820-10 applies to loans measured for impairment in accordance with ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, at the fair value of the loan’s collateral (if the loan is collateral dependent) less estimated selling costs.  When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at Level 3.  The total collateral dependent impaired Level 3 loans were $14.4 million and $9.0 million at September 30, 2017 and December 31, 2016, respectively.  There were no specific reserves related to these loans at September 30, 2017 and December 31, 2016.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 – UNAUDITED

Real Estate Owned.  The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.  As of September 30, 2017 and December 31, 2016, the fair value of real estate owned was $1.4 million and $1.7 million, respectively.

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
September 30, 2017:
Assets:
Cash and cash equivalents	$123,210	$123,210	$—	$—	$123,210
Securities AFS	471,502	495	432,448	38,559	471,502
Loans	3,239,374	—	—	3,381,237	3,381,237
Loans held for sale	153,405	—	—	155,246	155,246
Investment in FHLB stock	17,250	—	17,250	—	17,250

Liabilities:
Deposits	3,268,726	2,385,687	883,359	—	3,269,046
Borrowings	421,000	—	406,000	15,000	421,000

December 31, 2016:
Assets:
Cash and cash equivalents	$597,946	$597,946	$—	$—	$597,946
Securities AFS	509,578	297	468,909	40,372	509,578
Loans, net	2,540,309	—	—	2,529,360	2,529,360
Loans held for sale	250,942	—	—	253,953	253,953
Investment in FHLB stock	33,750	—	33,750	—	33,750

Liabilities:
Deposits	2,426,795	1,797,329	629,594	—	2,426,923
Borrowings	1,250,000	—	1,250,000	—	1,250,000

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2017:
US Treasury securities	$499	$—	$(4)	$495
Agency mortgage-backed securities	436,415	497	(4,464)	432,448
Beneficial interests in FHLMC securitization	38,975	1,756	(2,172)	38,559
Total	$475,889	$2,253	$(6,640)	$471,502

December 31, 2016:
US Treasury securities	$300	$—	$(3)	$297
Agency mortgage-backed securities	476,163	160	(7,414)	468,909
Beneficial interests in FHLMC securitization	42,028	711	(2,367)	40,372
Total	$518,491	$871	$(9,784)	$509,578

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 – UNAUDITED

The tables below indicate, as of September 30, 2017 and December 31, 2016, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2017
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury securities	$495	$(4)	$—	$—	$495	$(4)
Agency mortgage backed securities	287,342	(2,670)	58,044	(1,794)	345,386	(4,464)
Beneficial interests in FHLMC securitization	—	—	9,347	(2,172)	9,347	(2,172)
Total temporarily impaired securities	$287,837	$(2,674)	$67,391	$(3,966)	$355,228	$(6,640)

	Securities with Unrealized Loss at December 31, 2016
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury securities	297	(3)	—	—	297	(3)
Agency mortgage backed securities	445,591	(7,414)	—	—	445,591	(7,414)
Beneficial interests in FHLMC securitization	18,636	(2,367)	—	—	18,636	(2,367)
Total temporarily impaired securities	$464,524	$(9,784)	$—	$—	$464,524	$(9,784)

Unrealized losses in agency mortgage backed securities and beneficial interests in FHLMC securitizations have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell, it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in discount rates and assumptions regarding future interest rates. The fair value is expected to recover as the bonds approach maturity.

The scheduled maturities of securities AFS and the related weighted average yields were as follows as of September 30, 2017:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$—	$499	$—	$—	$499
Weighted average yield	—%	1.03%	—%	—%	1.03%

Estimated Fair Value:
US Treasury Securities	$—	$495	$—	$—	$495

Agency mortgage backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests as of September 30, 2017 was 2.54%.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 – UNAUDITED

NOTE 4: LOANS

The following is a summary of our loans as of:

(dollars in thousands)	September 30, 2017	December 31, 2016
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$1,784,061	$1,178,003
Single family	616,478	602,886
Total real estate loans secured by residential properties	2,400,539	1,780,889
Commercial properties	529,590	476,959
Land and construction	31,304	24,100
Total real estate loans	2,961,433	2,281,948
Commercial and industrial loans	259,958	237,941
Consumer loans	28,469	32,127
Total loans	3,249,860	2,552,016
Premiums, discounts and deferred fees and expenses	7,014	3,693
Total	$3,256,874	$2,555,709

As of September 30, 2017 and December 31, 2016, the principal balances shown above are net of unaccreted discount related to loans acquired in an acquisition of $1.1 million and $1.6 million, respectively.

In 2012 and 2015, the Company purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	September 30, 2017	December 31, 2016
Outstanding principal balance:
Total real estate loans	$285	$295
Commercial and industrial loans	2,416	4,258
Consumer loans	—	17
Total loans	2,701	4,570
Unaccreted discount on purchased credit impaired loans	(884)	(1,197)
Total	$1,817	$3,373

Accretable yield, or income expected to be collected on purchased credit impaired loans, and the related changes, is as follows for the periods indicated:

(dollars in thousands)	Nine Months Ended September 30, 2017	Year Ended December 31, 2016

Beginning balance	$289	$582
Accretion of income	(82)	(185)
Reclassifications from nonaccretable difference	66	—
Disposals	—	(108)
Ending balance	$273	$289

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 – UNAUDITED

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
September 30, 2017:
Real estate loans:
Residential properties	$53	$—	$—	$—	$53	$2,400,486	$2,400,539
Commercial properties	762	—	1,330	1,278	3,370	526,220	529,590
Land and construction	—	—	—	—	—	31,304	31,304
Commercial and industrial loans	10,926	—	815	5,216	16,957	243,001	259,958
Consumer loans	—	—	—	—	—	28,469	28,469
Total	$11,741	$—	$2,145	$6,494	$20,380	$3,229,480	$3,249,860

Percentage of total loans	0.36%	—%	0.07%	0.20%	0.63%

December 31, 2016:
Real estate loans:
Residential properties	$—	$—	$—	$3,759	$3,759	$1,777,130	$1,780,889
Commercial properties	—	—	2,128	1,120	3,248	473,711	476,959
Land and construction	—	—	—	—	—	24,100	24,100
Commercial and industrial loans	—	2	3,800	3,359	7,161	230,780	237,941
Consumer loans	—	—	—	—	—	32,127	32,127
Total	$—	$2	$5,928	$8,238	$14,168	$2,537,848	$2,552,016

Percentage of total loans	—%	0.00%	0.23%	0.32%	0.56%

The level of delinquent loans and nonaccrual loans have been adversely impacted by the loans acquired from acquisitions. As of September 30, 2017, of the $8.6 million in loans over 90 days past due, including loans on nonaccrual, $3.1 million, or 36% were loans acquired from acquisitions.

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

During the first nine months of 2017 the Company did not have any additional loans classified as troubled debt restructurings (“TDR”).  As of September 30, 2017 and December 31, 2016, the Company had five loans classified as TDR which are included as nonaccrual in the table below.  These loans have been paying in accordance with the terms of their restructure.

	September 30, 2017			December 31, 2016
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial and industrial	$225	$2,522	$2,747	$317	$3,109	$3,426

These loans were classified as a TDR as a result of a reduction in required principal payments and/or an extension of the maturity date of the loans.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 – UNAUDITED

NOTE 5: ALLOWANCE FOR LOAN LOSSES

The following is a roll forward of the Bank’s allowance for loan losses for the following periods:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter Ended September 30, 2017:
Real estate loans:
Residential properties	$8,851	$469	$—	$—	$9,320
Commercial properties	3,285	281	—	—	3,566
Land and construction	287	66	—	—	353
Commercial and industrial loans	4,093	(119)	—	(1)	3,973
Consumer loans	284	4	—	—	288
Total	$16,800	$701	$—	$(1)	$17,500

Nine Months Ended September 30, 2017:
Real estate loans:
Residential properties	$6,669	$2,651	$—	$—	$9,320
Commercial properties	2,983	583	—	—	3,566
Land and construction	233	120	—	—	353
Commercial and industrial loans	5,227	(1,492)	—	238	3,973
Consumer loans	288	—	—	—	288
Total	$15,400	$1,862	$—	$238	$17,500

Year Ended December 31, 2016:
Real estate loans:
Residential properties	$6,799	$(130)	$—	$—	$6,669
Commercial properties	1,813	1,051	(50)	169	2,983
Land and construction	103	130	—	—	233
Commercial and industrial loans	1,649	3,578	—	—	5,227
Consumer loans	236	52	—	—	288
Total	$10,600	$4,681	$(50)	$169	$15,400

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 – UNAUDITED

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
September 30, 2017:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,320	$—	$9,320	$84
Commercial properties	—	3,566	—	3,566	78
Land and construction	—	353	—	353	—
Commercial and industrial loans	1,413	2,560	—	3,973	89
Consumer loans	—	288	—	288	6
Total	$1,413	$16,087	$—	$17,500	$257
Loans:
Real estate loans:
Residential properties	$—	$2,400,539	$—	$2,400,539	$9,043
Commercial properties	3,603	525,822	165	529,590	10,290
Land and construction	—	31,304	—	31,304	—
Commercial and industrial loans	10,747	247,559	1,652	259,958	14,771
Consumer loans	—	28,469	—	28,469	760
Total	$14,350	$3,233,693	$1,817	$3,249,860	$34,864

December 31, 2016:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,669	$—	$6,669	$128
Commercial properties	—	2,983	—	2,983	136
Land and construction	—	233	—	233	2
Commercial and industrial loans	—	5,227	—	5,227	147
Consumer loans	—	288	—	288	19
Total	$—	$15,400	$—	$15,400	$432
Loans:
Real estate loans:
Residential properties	$6,093	$1,774,796	$—	$1,780,889	$12,373
Commercial properties	2,148	474,634	177	476,959	24,796
Land and construction	—	24,100	—	24,100	437
Commercial and industrial loans	753	233,992	3,196	237,941	20,165
Consumer loans	—	32,127	—	32,127	1,266
Total	$8,994	$2,539,649	$3,373	$2,552,016	$59,037

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in an acquisition that were not classified as purchased impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balance of the related loans. The unaccreted credit component discount is equal to 0.74% and 0.73% of the stated principal balance of these loans as of September 30, 2017 and December 31, 2016, respectively. In addition to this unaccreted credit component discount, an additional $0.1 million and $0.5 million of the ALLL has been provided for these loans as of September 30, 2017 and December 31, 2016, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 – UNAUDITED

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
September 30, 2017:
Real estate loans:
Residential properties	$2,398,246	$—	$2,293	$—	$2,400,539
Commercial properties	519,931	5,131	925	3,603	529,590
Land and construction	31,304	—	—	—	31,304
Commercial and industrial loans	246,499	815	1,897	10,747	259,958
Consumer loans	28,469	—	—	—	28,469
Total	$3,224,449	$5,946	$5,115	$14,350	$3,249,860

December 31, 2016:
Real estate loans:
Residential properties	$1,773,296	$1,500	$—	$6,093	$1,780,889
Commercial properties	470,484	1,913	2,414	2,148	476,959
Land and construction	24,100	—	—	—	24,100
Commercial and industrial loans	219,676	3,625	13,887	753	237,941
Consumer loans	32,127	—	—	—	32,127
Total	$2,519,683	$7,038	$16,301	$8,994	$2,552,016

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 – UNAUDITED

Impaired loans evaluated individually and any related allowance are as follows as of:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
September 30, 2017:
Real estate loans:
Commercial properties	$3,603	$3,603	$—	$—	$—
Commercial and industrial loans	501	501	10,246	10,246	1,413
Total	$4,104	$4,104	$10,246	$10,246	$1,413

December 31, 2016:
Real estate loans:
Residential properties	$6,093	$6,093	$—	$—	$—
Commercial properties	2,148	2,148	—	—	—
Commercial and industrial loans	753	753	—	—	—
Consumer loans	—	—	—	—	—
Total	$8,994	$8,994	$—	$—	$—

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the:

	Nine months Ended September 30, 2017		Year Ended December 31, 2016
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$2,427	$20	$1,970	$14
Commercial properties	2,201	16	2,252	17
Commercial and industrial loans	3,792	13	1,673	20
Consumer loans	—	—	4	—
Total	$8,420	$49	$5,899	$51

There was no interest income recognized on a cash basis in either 2017 or 2016 on impaired loans.

NOTE 6: LOAN SALES AND MORTGAGE SERVICING RIGHTS

During the first nine months of 2017, FFB recognized $4.3 million of gains on the sale of $286 million of multifamily loans and recorded mortgage servicing rights of $2.0 million on the sale of those loans. As of September 30, 2017 and December 31, 2016, mortgage servicing rights were $3.8 million and $2.2 million, respectively, and the amount of loans serviced for others totaled $620 million and $382 million, respectively. Servicing fees collected in the first nine months of 2017 and in all of 2016 were $0.8 million and $0.3 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 – UNAUDITED

NOTE 7: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$1,096,472	—	$661,781	—
Interest-bearing	278,917	0.654%	194,274	0.471%
Money market and savings	1,010,298	0.854%	941,344	0.677%
Certificates of deposits	883,039	1.094%	629,396	0.589%
Total	$3,268,726	0.615%	$2,426,795	0.453%

At September 30, 2017, of the $266.7 million of certificates of deposits of $250,000 or more, $186.9  million mature within one year and $79.8 million mature after one year. Of the $616.4 million of certificates of deposit of less than $250,000, $534.5 million mature within one year and $81.9 million mature after one year. At December 31, 2016, of the $189.9 million of certificates of deposits of $250,000 or more, $182.8 million mature within one year and $7.1 million mature after one year.  Of the $439.5 million of certificates of deposit of less than $250,000, $416.3 million mature within one year and $23.2 million mature after one year.

NOTE 8: BORROWINGS

At September 30, 2017, our borrowings consisted of $406 million of overnight FHLB advances at the Bank and $15 million of borrowings under a holding company line of credit. At December 31, 2016, our borrowings consisted of $1.3 billion of overnight FHLB advances. The FHLB advances were paid in full in the early part of October 2017 and January 2017, respectively, and bore interest rates of 1.14% and 0.56%, respectively. Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of overnight borrowings during the first nine months of 2017 was $549.4 million, as compared to $507.0 million during all of 2016.

During the first quarter of 2017, the Company entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $25 million. This line of credit was amended in the second quarter of 2017 to increase the maximum loan amount to $50 million. The loan agreement matures in five years, with an option to extend the maturity date subject to certain conditions, and bears interest at 90 day LIBOR plus 350 basis points (3.50%). We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. The Company’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in FFB.  As of September 30, 2017, the balance was $15 million at a rate of 4.80%.

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

	Quarter Ended September 30, 2017		Quarter Ended September 30, 2016
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$9,580	$9,580	$9,058	$9,058

Basic common shares outstanding	34,565,949	34,565,949	32,514,016	32,514,016
Effect of contingent shares issuable		1,592		1,592
Effect of options and restricted stock		692,091		1,060,286
Diluted common shares outstanding		35,259,632		33,575,894

Earnings per share	$0.28	$0.27	$0.28	$0.27

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 – UNAUDITED

	Nine Months Ended September 30, 2017		Nine Months Ended September 30, 2016
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$25,309	$25,309	$16,786	$16,786

Basic common shares outstanding	33,671,327	33,671,327	32,264,224	32,264,224
Effect of contingent shares issuable		1,592		1,592
Effect of options and restricted stock		926,894		1,099,798
Diluted common shares outstanding		34,599,813		33,365,614

Earnings per share	$0.75	$0.73	$0.52	$0.50

Based on a weighted average basis, options to purchase 8,802 shares of common stock were excluded for the nine months ended September 30, 2016, because their effect would have been anti-dilutive.

NOTE 10: SEGMENT REPORTING

For the quarter and nine months ended September 30, 2017 and 2016, the Company had two reportable business segments: Banking (FFB and FFIS) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Quarter ended September 30, 2017:
Interest income	$34,877	$1	$—	$34,878
Interest expense	6,210	—	228	6,438
Net interest income	28,667	1	(228)	28,440
Provision for loan losses	701	—	—	701
Noninterest income	3,955	6,132	(224)	9,863
Noninterest expense	17,333	5,096	964	23,393
Income (loss) before taxes on income	$14,588	$1,037	$(1,416)	$14,209

Quarter ended September 30, 2016:
Interest income	$26,004	$—	$—	$26,004
Interest expense	2,841	—	—	2,841
Net interest income	23,163	—	—	23,163
Provision for loan losses	1,231	—	—	1,231
Noninterest income	9,923	5,319	(163)	15,079
Noninterest expense	16,134	4,697	705	21,536
Income (loss) before taxes on income	$15,721	$622	$(868)	$15,475

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2017 – UNAUDITED

	Banking	Wealth Management	Other	Total
Nine months ended September 30, 2017:
Interest income	$98,889	$1	$—	$98,890
Interest expense	16,062	—	435	16,497
Net interest income	82,827	1	(435)	82,393
Provision for loan losses	1,862	—	—	1,862
Noninterest income	10,636	17,334	(627)	27,343
Noninterest expense	51,506	15,328	3,481	70,315
Income (loss) before taxes on income	$40,095	$2,007	$(4,543)	$37,559

Nine months ended September 30, 2016:
Interest income	$72,275	$—	$—	$72,275
Interest expense	7,830	—	—	7,830
Net interest income	64,445	—	—	64,445
Provision for loan losses	2,881	—	—	2,881
Noninterest income	11,505	15,917	(448)	26,974
Noninterest expense	43,746	14,536	2,521	60,803
Income (loss) before taxes on income	$29,323	$1,381	$(2,969)	$27,735

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the quarter and nine months ended September 30, 2017 as compared to our results of operations in the quarter and nine months ended September 30, 2016; and our financial condition at September 30, 2017 as compared to our financial condition at December 31, 2016. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2016, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (our “2016 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on March 15, 2017.

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

Recent Developments and Overview

We experienced strong growth during the first nine months of 2017 with loan originations of $1.2 billion, deposit growth of $842 million and a $585 million increase in our assets under management (“AUM”) in Wealth Management. Revenues and income before taxes continue to increase due to the higher level of interest earnings assets.

During the first nine months of 2017, the Company sold 1.3 million shares of its common stock through its ATM offering at an average price of $16.77 per share, generating net proceeds of $21.8 million.

After a determination that additional investment would not provide adequate returns, the Company has decided to discontinue its property and casualty insurance activities effective in the fourth quarter of 2017. The Company does not expect to incur any significant costs as a result of this action.

Results of Operations

Our net income for the quarter and nine months ending September 30, 2017 was $9.6 million and $25.3 million, respectively as compared to $9.1 million and $16.8 million for the corresponding periods in 2016. Income before taxes for the quarter and nine months ending September 30, 2017 was $14.2 million and $37.6 million, respectively, as compared to $15.5 million and $27.7 million for the corresponding periods in 2016.

The effective tax rate for the first nine months of 2017 was 32.6% as compared to 39.5% for the first nine months of 2016, and as compared to a statutory rate of approximately 41.5%, as the Company benefited from reductions in taxes on income related to excess tax benefits resulting from the exercise of stock awards in both periods.

The primary sources of revenue for Banking are net interest income, fees from its deposits, trust and insurance services, certain loan fees, and consulting fees. The primary source of revenue for Wealth Management is asset management fees assessed on the balance of AUM.  Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 58% and 78%, respectively, of the total noninterest expense for Banking and Wealth Management in the first nine months of 2017.

The following table shows key operating results for each of our business segments for the quarter ended September 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2017:
Interest income	$34,877	$1	$—	$34,878
Interest expense	6,210	—	228	6,438
Net interest income	28,667	1	(228)	28,440
Provision for loan losses	701	—	—	701
Noninterest income	3,955	6,132	(224)	9,863
Noninterest expense	17,333	5,096	964	23,393
Income (loss) before taxes on income	$14,588	$1,037	$(1,416)	$14,209
2016:
Interest income	$26,004	$—	$—	$26,004
Interest expense	2,841	—	—	2,841
Net interest income	23,163	—	—	23,163
Provision for loan losses	1,231	—	—	1,231
Noninterest income	9,923	5,319	(163)	15,079
Noninterest expense	16,134	4,697	705	21,536
Income (loss) before taxes on income	$15,721	$622	$(868)	$15,475

General. Consolidated income before taxes for the third quarter of 2017 was $14.2 million as compared to $15.5 million for the third quarter of 2016. The decrease in income before taxes was the result of a $1.1 million decrease in income before taxes for Banking and a $0.5 million increase in corporate expenses which were partially offset by a $0.4 million increase in income before taxes for Wealth Management. The decrease in Banking was due to lower noninterest income and higher noninterest expenses which were partially offset by higher net interest income and a lower provision for loan losses. The increase in Wealth Management was due to higher noninterest income which was partially offset by higher noninterest expenses. Corporate interest expenses are related to the holding company line of credit which did not exist in 2016. Corporate noninterest expenses increased by $0.3 million due primarily to costs incurred related to the pending acquisition of Community 1st Bancorp. We expect to incur approximately $3.8 million in costs related to the acquisition of Community 1st Bancorp in the fourth quarter.

The following table shows key operating results for each of our business segments for the nine months ended September 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2017:
Interest income	$98,889	$1	$—	$98,890
Interest expense	16,062	—	435	16,497
Net interest income	82,827	1	(435)	82,393
Provision for loan losses	1,862	—	—	1,862
Noninterest income	10,636	17,334	(627)	27,343
Noninterest expense	51,506	15,328	3,481	70,315
Income (loss) before taxes on income	$40,095	$2,007	$(4,543)	$37,559
2016:
Interest income	$72,275	$—	$—	$72,275
Interest expense	7,830	—	—	7,830
Net interest income	64,445	—	—	64,445
Provision for loan losses	2,881	—	—	2,881
Noninterest income	11,505	15,917	(448)	26,974
Noninterest expense	43,746	14,536	2,521	60,803
Income (loss) before taxes on income	$29,323	$1,381	$(2,969)	$27,735

General. Consolidated income before taxes for the first nine months of 2017 was $37.6 million as compared to $27.7 million for the first nine months of 2016. The increase in income before taxes was the result of a $10.8 million increase in income before taxes for Banking and a $0.6 million increase in income before taxes for Wealth Management, which were partially offset by a $1.4 million increase in corporate expenses. The increase in Banking was due to higher net interest income and a lower provision for loan losses which was partially offset by lower noninterest income and higher noninterest expenses. The increase in Wealth Management was due to higher noninterest income which was partially offset by higher noninterest expense. Corporate interest expenses are related to the holding company line of credit which did not exist in 2016. Corporate noninterest expenses increased by $1.0 million due to costs related to strategic activities, including the Company’s at the market stock offering and the proposed acquisition of Community 1st Bancorp, higher charitable contributions and other increases in costs, including legal and marketing.

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

	Quarter Ended September 30:
	2017			2016
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$3,345,159	$31,236	3.73%	$2,357,956	$22,231	3.77%
Securities	481,741	3,023	2.51%	508,193	3,202	2.52%
Fed funds, FHLB stock, and deposits	103,960	619	2.36%	77,731	571	2.92%
Total interest-earning assets	3,930,860	34,878	3.55%	2,943,880	26,004	3.53%

Noninterest-earning assets:
Nonperforming assets	5,250			8,794
Other	31,869			38,379
Total assets	$3,967,979			$2,991,053

Interest-bearing liabilities:
Demand deposits	$271,270	440	0.64%	$191,133	213	0.44%
Money market and savings	1,027,892	2,194	0.85%	761,778	1,307	0.68%
Certificates of deposit	858,120	2,265	1.05%	568,068	906	0.63%
Total interest-bearing deposits	2,157,282	4,899	0.90%	1,520,979	2,426	0.63%
Borrowings	454,273	1,539	1.34%	362,576	415	0.46%
Total interest-bearing liabilities	2,61,555	6,438	0.98%	1,883,555	2,841	0.60%

Noninterest-bearing liabilities:
Demand deposits	1,013,753			806,861
Other liabilities	17,281			18,578
Total liabilities	3,642,589			2,708,994
Shareholders’ equity	325,390			282,059
Total liabilities and equity	$3,967,979			$2,991,053

Net Interest Income		$28,440			$23,163

Net Interest Rate Spread			2.57%			2.93%

Net Yield on Interest-earning Assets			2.90%			3.15%

	Nine Months Ended September 30:
	2017			2016
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$3,174,155	$87,709	3.69%	$2,143,315	$61,362	3.82%
Securities	496,756	9,180	2.46%	525,089	9,423	2.39%
Fed funds, FHLB stock, and deposits	87,216	2,001	3.07%	62,147	1,490	3.20%
Total interest-earning assets	3,758,127	98,890	3.51%	2,730,551	72,275	3.53%

Noninterest-earning assets:
Nonperforming assets	6,227			6,682
Other	30,433			35,450
Total assets	$3,794,787			$2,772,683

Interest-bearing liabilities:
Demand deposits	$259,660	1,100	0.57%	$223,490	779	0.47%
Money market and savings	1,003,696	5,934	0.79%	636,612	3,087	0.65%
Certificates of deposit	780,228	5,069	0.87%	509,790	2,328	0.61%
Total interest-bearing deposits	2,043,584	12,103	0.79%	1,369,892	6,194	0.60%
Borrowings	588,590	4,394	1.00%	499,191	1,636	0.44%
Total interest-bearing liabilities	2,632,174	16,497	0.84%	1,869,083	7,830	0.56%

Noninterest-bearing liabilities:
Demand deposits	842,312			615,049
Other liabilities	15,233			15,573
Total liabilities	3,489,719			2,499,705
Shareholders’ equity	305,068			272,978
Total liabilities and equity	$3,794,787			$2,772,683

Net Interest Income		$82,393			$64,445

Net Interest Rate Spread			2.67%			2.97%

Net Yield on Interest-earning Assets			2.92%			3.15%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the quarter and nine months ended September 30, 2017, as compared to corresponding periods in 2016:

	Quarter Ended September 30, 2017 vs. 2016			Nine Months Ended September 30, 2017 vs. 2016
(dollars in thousands)	Increase (Decrease) due to:			Increase (Decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans	$9,234	$(229)	$9,005	$28,572	$(2,225)	$26,347
Securities	(167)	(12)	(179)	(528)	285	(243)
Fed funds, FHLB stock, and deposits	170	(122)	48	575	(64)	511
Total interest-earning assets	9,237	(363)	8,874	28,619	(2,004)	26,615
Interest paid on:
Demand deposits	107	120	227	144	177	321
Money market and savings	524	363	887	2,073	774	2,847
Certificates of deposit	595	764	1,359	1,523	1,218	2,741
Borrowings	143	981	1,124	347	2,411	2,758
Total interest-bearing liabilities	1,369	2,228	3,597	4,087	4,580	8,667
Net interest income	$7,868	$(2,591)	$5,277	$24,532	$(6,584)	$17,948

Net interest income for Banking increased 24% from $23.2 million in the third quarter of 2016, to $28.7 million in the third quarter of 2017 due to a 34% increase in interest-earning assets, which was partially offset by a decrease in our net interest rate spread. The decrease in the net interest rate spread from 2.93% in the third quarter of 2016 to 2.57% in the third quarter of 2017 was due to an increase in the cost of interest-bearing liabilities from 0.60% in the third quarter of 2016 to 0.98% in the third quarter of 2017. The yield on interest-earning assets increased due to a higher proportion of loans even though the yield on loans decreased slightly due to prepayments of higher yielding loans. The increase in the cost of interest-bearing liabilities was due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates, and increased costs of borrowings as the average rate on FHLB advances increased from 0.46% in the third quarter of 2016 to 1.20% in the third quarter of 2017. In addition, the Company had outstanding borrowings on its holding company line of credit during the third quarter of 2017.

Net interest income for Banking increased 29% from $64.4 million in the first nine months of 2016, to $82.8 million in the first nine months of 2017 due to a 38% increase in interest-earning assets, which was partially offset by a decrease in our net interest rate spread. The decrease in the net interest rate spread from 2.97% in the first nine months of 2016 to 2.67% in the first nine months of 2017 was due to a decrease in the yield on interest-earning assets and an increase in the cost of interest-bearing liabilities. The yield on interest-earning assets decreased from 3.53% to 3.51% due to a decrease in the yield on loans due to prepayments of higher yielding loans and the addition of loans at market rates in the latter half of 2016 which were lower than the then-current yield on our loan portfolio. The cost of interest-bearing liabilities increased from 0.56% to 0.84% due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates, and increased costs of borrowings as the average rate on FHLB advances increased from 0.44% in the first nine months of 2016 to 0.92% in the first nine months of 2017. In addition, the Company borrowed on its holding company line of credit during the first nine months of 2017.

Provision for loan losses. The provision for loan losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For the quarter and nine months ended September 30, 2017, we recorded provisions for loan losses of $0.7 million and $1.9 million, respectively, as compared to $1.2 million and $2.9 million, respectively, for the quarter and nine months ended September 30, 2016. The lower provision recorded in the third quarter of 2017 as compared to the corresponding period of 2016 reflected the 46% lower growth in outstanding loans in the third quarter of 2017 as compared to the third quarter of 2016. During the first nine months of 2017, the Bank realized $0.2 million of recoveries and experienced improving credit trends in its criticized loans.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the quarter and nine months ended September 30:

(dollars in thousands)	2017	2016
Quarter Ended September 30:
Trust fees	$825	$799
Consulting fees	112	145
Deposit charges	100	105
Gain on capital markets activities	—	997
Gain on sale of loans	1,962	7,238
Gain on sale of REO	104	—
Prepayment fees	372	210
Other	480	429
Total noninterest income	$3,955	$9,923
Nine Months Ended September 30:
Trust fees	$2,485	$2,001
Consulting fees	334	536
Deposit charges	329	348
Loss on capital markets activities	—	(1,043)
Gain on sale of loans	4,312	7,238
Gain on sale of REO	104	—
Prepayment fees	1,243	898
Other	1,829	1,527
Total noninterest income	$10,636	$11,505

Noninterest income in Banking was $5.9 million lower in the third quarter of 2017 as compared to the third quarter of 2016. During the third quarter of 2017, we realized $2.0 million in gains on the sale of $112 million of multifamily loans, while in the third quarter of 2016, we realized a gain of $7.2 million on the sale of $265 million of multifamily loans.

Noninterest income in Banking decreased $0.9 million from $11.5 million in the first nine months of 2016 to $10.6 million in the first nine months of 2017. During the first nine months of 2016, we realized $7.2 million in gains on the sale of multifamily loans and $1.0 million in losses from capital activities as compared to $4.3 million in gains on sales of loans for the first nine months of 2017.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides a breakdown of noninterest income for Wealth Management for the quarter and nine months ended September 30:

(dollars in thousands)	2017	2016
Quarter Ended September 30:
Asset management fees	$6,124	$5,301
Financial consulting fees	16	22
Other	(8)	(4)
Total noninterest income	$6,132	$5,319

Nine Months Ended September 30:
Asset management fees	$17,290	$15,856
Financial consulting fees	54	73
Other	(10)	(12)
Total noninterest income	$17,334	$15,917

Noninterest revenue for Wealth Management increased by $0.8 million in the third quarter and $1.4 million for the nine months ended September 30, 2017 when compared to the corresponding periods in 2016 due to higher levels of AUM balances on which the asset management fees are calculated. AUM, which totaled $4.2 billion at September 30, 2017, increased by $585 million during the first nine months of 2017 as new account growth of $355 million and portfolio gains of $321 million were partially offset by net additions and account terminations of $91 million.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the quarter and nine months ended September 30:

	Banking		Wealth Management
(dollars in thousands)	2017	2016	2017	2016
Quarter Ended September 30:
Compensation and benefits	$9,863	$8,252	$3,928	$3,576
Occupancy and depreciation	3,221	2,506	537	547
Professional services and marketing	560	2,797	485	421
Other expenses	3,689	2,579	146	153
Total noninterest expense	$17,333	$16,134	$5,096	$4,697

Nine Months Ended September 30:
Compensation and benefits	$29,913	$24,887	$11,956	$11,068
Occupancy and depreciation	9,404	7,072	1,608	1,619
Professional services and marketing	2,320	5,511	1,320	1,397
Other expenses	9,869	6,276	444	452
Total noninterest expense	$51,506	$43,746	$15,328	$14,536

Noninterest expense in Banking increased from $16.1 million in the third quarter of 2016 to $17.3 million in the third quarter of 2017 due to increases in staffing and costs associated with the Bank’s expansion, the growth of its balances of loans and deposits, which was partially offset by lower legal costs. Compensation and benefits for Banking increased $1.6 million or 20% during the third quarter of 2017 as compared to the third quarter of 2016 as the number of full time equivalent employees (“FTE”) in Banking increased to 315.7 from 266.3 as a result of the increased staffing related to the December 2016 acquisition of two branches and additional personnel added to support the growth in loans and deposits. A $0.7 million increase in occupancy and depreciation for Banking in the third quarter of 2017 as compared to the third quarter of 2016 was due to costs associated with our expansion into additional corporate space and the acquisition and opening of new offices during 2016 and increases in our data processing costs due to increased volumes and the implementation of enhancements. Litigation related costs for Banking were $2.3 million lower in the third quarter of 2017 as compared to the third quarter of 2016 due to the reimbursement from our insurance providers of previously incurred legal costs and costs incurred for a litigation matter in the third quarter of 2016. The $1.1 million increase in other expenses in Banking in the third quarter of 2017 as compared to the third quarter of 2016 was due to a $1.6 million increase in customer service costs related to the increases in noninterest demand deposits.

Noninterest expense in Banking increased from $43.7 million in the first nine months of 2016 to $51.5 million in the first nine months of 2017 due to increases in staffing and costs associated with the Bank’s expansion, the growth of its balances of loans and deposits, which was partially offset by lower legal costs. Compensation and benefits for Banking increased $5.0 million or 20% during the first nine months of 2017 as compared to the first nine months of 2016 as the number of FTE in Banking increased to 303.8 from 256.2 as a result of the increased staffing related to the December 2016 acquisition of two branches and additional personnel added to support the growth in loans and deposits. A $2.4 million increase in occupancy and depreciation for Banking in the first nine months of 2017 as compared to the first nine months of 2016 was due to costs associated with our expansion into additional corporate space, the acquisition and opening of new offices during 2016 and increases in our data processing costs due to increased volumes and the implementation of enhancements. Litigation related costs for Banking were $3.1 million lower in the first nine months of 2017 as compared to the first nine months of 2016 due to the reimbursement from our insurance providers of $1.8 million of previously incurred legal costs which was offset by costs incurred for a trial in 2016. A $3.6 million increase in other expenses in Banking in the first nine months of 2017 as compared to the first nine months of 2016 was due to a $3.2 million increase in customer service costs related to the increases in noninterest demand deposits and costs related to our growth, including deposit insurance.

The increases in noninterest expense in Wealth Management for the third quarter and nine months of 2017 as compared to the corresponding periods in 2016 were due to increases of $0.4 million and $0.9 million, respectively, in compensation and benefits. The increases in compensation and benefits were due to increases in FTE and cost of living increases.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
September 30, 2017:
Cash and cash equivalents	$123,030	$3,837	$(3,657)	$123,210
Securities AFS	471,502	—	—	471,502
Loans Held For Sale	153,405	—	—	153,405
Loans, net	3,239,374	—	—	3,239,374
FHLB Stock	17,250	—	—	17,250
Premises and equipment	5,600	996	136	6,732
Deferred taxes	14,857	161	(93)	14,925
REO	1,400	—	—	1,400
Goodwill and intangibles	2,021	—	—	2,021
Other assets	18,015	264	2,963	21,242
Total assets	$4,046,454	$5,258	$(651)	$4,051,061

Deposits	$3,284,176	$—	$(15,450)	$3,268,726
Borrowings	406,000	—	15,000	421,000
Intercompany balances	3,490	(917)	(2,573)	—
Other liabilities	17,240	2,705	937	20,882
Shareholders’ equity	335,548	3,470	1,435	340,453
Total liabilities and equity	$4,046,454	$5,258	$(651)	$4,051,061

December 31, 2016:
Cash and cash equivalents	$597,795	$2,576	$(2,425)	$597,946
Securities AFS	509,578	—	—	509,578
Loans held for sale	250,942	—	—	250,942
Loans, net	2,540,309	—	—	2,540,309
FHLB Stock	33,750	—	—	33,750
Premises and equipment	5,603	991	136	6,730
Deferred taxes	16,602	283	(74)	16,811
REO	1,734	—	—	1,734
Goodwill and Intangibles	2,177	—	—	2,177
Other assets	13,270	445	1,711	15,426
Total assets	$3,971,760	$4,295	$(652)	$3,975,403

Deposits	$2,435,538	$—	$(8,743)	$2,426,795
Borrowings	1,250,000	—	—	1,250,000
Intercompany balances	3,019	539	(3,558)	—
Other liabilities	11,670	2,744	(70)	14,344
Shareholders’ equity	271,533	1,012	11,719	284,264
Total liabilities and equity	$3,971,760	$4,295	$(652)	$3,975,403

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the first nine months of 2017, cash and cash equivalents decreased by $475 million, loans and loans held for sale increased by $604 million and deposits increased by $842 million. Total borrowings, which included $15 million outstanding on our holding company line of credit, decreased by $829 million.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, decreased $475 million during the first nine months of 2017. Changes in cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2017:
US Treasury security	$499	$—	$(4)	$495
Agency mortgage-backed securities	436,415	497	(4,464)	432,448
Beneficial interest – FHLMC securitization	38,975	1,756	(2,172)	38,559
Total	$475,889	$2,253	$(6,640)	$471,502

December 31, 2016:
US Treasury security	$300	$—	$(3)	$297
Agency mortgage-backed securities	476,163	160	(7,414)	468,909
Beneficial interest – FHLMC securitization	42,028	711	(2,367)	40,372
Total	$518,491	$871	$(9,784)	$509,578

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yield is as follows as of September 30, 2017:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$—	$499	$—	$—	$499
Weighted average yield	—%	1.03%	—%	—%	1.03%

Estimated Fair Value:
US Treasury securities	$—	$495	$—	$—	$495

Agency mortgage backed securities and beneficial interest – FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities as of September 30, 2017 was 2.54%.

Loans. The following table sets forth our loans, by loan category, as of:

(dollars in thousands)	September 30, 2017	December 31, 2016
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$1,784,061	$1,178,003
Single family	616,478	602,886
Total real estate loans secured by residential properties	2,400,539	1,780,889
Commercial properties	529,590	476,959
Land and construction	31,304	24,100
Total real estate loans	2,961,433	2,281,948
Commercial and industrial loans	259,958	237,941
Consumer loans	28,469	32,127
Total loans	3,249,860	2,552,016
Premiums, discounts and deferred fees and expenses	7,014	3,693
Total	$3,256,874	$2,555,709

Total loans, including loans held for sale, increased $604 million during the first nine months of 2017 as a result of $1.2 billion of originations and $8 million of purchases which were partially offset by the sale of $286 million of multifamily loans and payoffs or scheduled payments of $344 million.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	September 30, 2017		December 31, 2016
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$1,096,472	—	$661,781	—
Interest-bearing	278,917	0.654%	194,274	0.471%
Money market and savings	1,010,298	0.854%	941,344	0.677%
Certificates of deposits	883,039	1.094%	629,396	0.589%
Total	$3,268,726	0.615%	$2,426,795	0.453%

During the first nine months of 2017, the weighted average rate of our interest-bearing deposits increased from 0.62% at December 31, 2016 to 0.93% at September 30, 2017, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits increased from 0.45% at December 31, 2016 to 0.62% at September 30, 2017. The increase in the weighted average rate of our interest-bearing deposits was the result of increases in market rates and our success in attracting higher balance accounts which generally bear higher interest rates. The increase in our overall cost of deposits was less than the increase in interest-bearing deposits as a result of a higher proportion of noninterest-bearing deposits at September 30, 2017 when compared to December 31, 2016.

The $842 million growth in deposits during the first nine months of 2017 was primarily due to the organic growth in deposits from our specialty deposit group, which increased by 48%, and our branch offices, which increased by 21%.

The maturities of our Certificates of deposit of $100,000 or more were as follows as of September 30, 2017:

(dollars in thousands)

3 months or less	$132,215
Over 3 months through 6 months	93,875
Over 6 months through 12 months	80,358
Over 12 months	138,897
Total	$445,345

FFB utilizes third party programs called CDARs and ICS which allows FFB to transfer funds of its clients in excess of the FDIC insurance limit (currently $250,000) to other institutions in exchange for an equal amount of funds from clients of these other institutions. This has allowed FFB to provide FDIC insurance coverage to its clients. Under certain regulatory guidelines, these deposits are considered brokered deposits. From time to time, the Bank will utilize brokered deposits as a source of funding. As of September 30, 2017 the Bank held $493 million of deposits which are classified as brokered deposits, including $112 million of CDARs and ICS reciprocal deposits.

Borrowings. At September 30, 2017 our borrowings consisted of $406 million in overnight FHLB advances and $15 million of borrowings on our holding company line of credit. At December 31, 2016, our borrowings consisted of $1.3 billion in overnight FHLB advances. The FHLB advances were paid in full in the early parts of October 2017 and January 2017, respectively. Because FFB utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of overnight borrowings during the first nine months of 2017 was $549 million, as compared to $499 million during the first nine months of 2016. The weighted average interest rate on these overnight borrowings was 1.14% for the first nine months of 2017, as compared to 0.44% during 2016. The maximum amount of overnight borrowings outstanding at any month-end during the first nine months of 2017 and 2016 was $818 million and $951 million, respectively.

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

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
September 30, 2017:
Real estate loans:
Residential properties	$53	$—	$—	$—	$53	$2,400,486	$2,400,539
Commercial properties	762	—	1,330	1,278	3,370	526,220	529,590
Land and construction	—	—	—	—	—	31,304	31,304
Commercial and industrial loans	10,926	—	815	5,216	16,957	243,001	259,958
Consumer loans	—	—	—	—	—	28,469	28,469
Total	$11,741	$—	$2,145	$6,494	$20,380	$3,229,480	$3,249,860

Percentage of total loans	0.36%	—%	0.07%	0.20%	0.63%

December 31, 2016:
Real estate loans:
Residential properties	$—	$—	$—	$3,759	$3,759	$1,777,130	$1,780,889
Commercial properties	—	—	2,128	1,120	3,248	473,711	476,959
Land and construction	—	—	—	—	—	24,100	24,100
Commercial and industrial loans	—	2	3,800	3,359	7,161	230,780	237,941
Consumer loans	—	—	—	—	—	32,127	32,127
Total	$—	$2	$5,928	$8,238	$14,168	$2,537,848	$2,552,016

Percentage of total loans	—%	0.00%	0.23%	0.32%	0.56%

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	September 30, 2017			December 31, 2016
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial and industrial	$225	$2,522	$2,747	$317	$3,109	$3,426

The following is a breakdown of our loan portfolio by the risk category of loans as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
September 30, 2017:
Real estate loans:
Residential properties	$2,398,246	$—	$2,293	$—	$2,400,539
Commercial properties	519,931	5,131	925	3,603	529,590
Land and construction	31,304	—	—	—	31,304
Commercial and industrial loans	246,499	815	1,897	10,747	259,958
Consumer loans	28,469	—	—	—	28,469
Total	$3,224,449	$5,946	$5,115	$14,350	$3,249,860

December 31, 2016:
Real estate loans:
Residential properties	$1,773,296	$1,500	$—	$6,093	$1,780,889
Commercial properties	470,484	1,913	2,414	2,148	476,959
Land and construction	24,100	—	—	—	24,100
Commercial and industrial loans	219,676	3,625	13,887	753	237,941
Consumer loans	32,127	—	—	—	32,127
Total	$2,519,683	$7,038	$16,301	$8,994	$2,552,016

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

In 2015, we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	September 30, 2017	December 31, 2016
Outstanding principal balance:
Total real estate loans	$285	$295
Commercial and industrial loans	2,416	4,258
Consumer loans	—	17
Total loans	2,701	4,570
Unaccreted discount on purchased credit impaired loans	(884)	(1,197)
Total	$1,817	$3,373

 Allowance for Loan Losses. The following table summarizes the activity in our ALLL for the periods indicated:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter ended September 30, 2017:
Real estate loans:
Residential properties	$8,851	$469	$—	$—	$9,320
Commercial properties	3,285	281	—	—	3,566
Land and construction	287	66	—	—	353
Commercial and industrial loans	4,093	(119)	—	(1)	3,973
Consumer loans	284	4	—	—	288
Total	$16,800	$701	$—	$(1)	$17,500

Nine months ended September 30, 2017:
Real estate loans:
Residential properties	$6,669	$2,651	$—	$—	$9,320
Commercial properties	2,983	583	—	—	3,566
Land and construction	233	120	—	—	353
Commercial and industrial loans	5,227	(1,492)	—	238	3,973
Consumer loans	288	—	—	—	288
Total	$15,400	$1,862	$—	$238	$17,500
Year ended December 31, 2016:
Real estate loans:
Residential properties	$6,799	$(130)	$—	$—	$6,669
Commercial properties	1,813	1,051	(50)	169	2,983
Land and construction	103	130	—	—	233
Commercial and industrial loans	1,649	3,578	—	—	5,227
Consumer loans	236	52	—	—	288
Total	$10,600	$4,681	$(50)	$169	$15,400

Excluding the loans acquired in acquisitions, our ALLL represented 0.54%, and 0.60% of total loans outstanding as of September 30, 2017 and December 31, 2016, respectively.

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

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
September 30, 2017:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,320	$—	$9,320	$84
Commercial properties	—	3,566	—	3,566	78
Land and construction	—	353	—	353	—
Commercial and industrial loans	1,413	2,560	—	3,973	89
Consumer loans	—	288	—	288	6
Total	$1,413	$16,087	$—	$17,500	$257
Loans:
Real estate loans:
Residential properties	$—	$2,400,539	$—	$2,400,539	$9,043
Commercial properties	3,603	525,822	165	529,590	10,290
Land and construction	—	31,304	—	31,304	—
Commercial and industrial loans	10,747	247,559	1,652	259,958	14,771
Consumer loans	—	28,469	—	28,469	760
Total	$14,350	$3,233,693	$1,817	$3,249,860	$34,864

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
December 31, 2016:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,669	$—	$6,669	$128
Commercial properties	—	2,983	—	2,983	136
Land and construction	—	233	—	233	2
Commercial and industrial loans	—	5,227	—	5,227	147
Consumer loans	—	288	—	288	19
Total	$—	$15,400	$—	$15,400	$432
Loans:
Real estate loans:
Residential properties	$6,093	$1,774,796	$—	$1,780,889	$12,373
Commercial properties	2,148	474,634	177	476,959	24,796
Land and construction	—	24,100	—	24,100	437
Commercial and industrial loans	753	233,992	3,196	237,941	20,165
Consumer loans	—	32,127	—	32,127	1,266
Total	$8,994	$2,539,649	$3,373	$2,552,016	$59,037

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for loans acquired in an acquisition that were not classified as purchased credit impaired or individually evaluated for impairment as of the dates indicated, and the stated principal balances of the related loans. The unaccreted credit component discount is equal to 0.74% and 0.73% of the stated principal balances of these loans as of September 30, 2017 and December 31, 2016, respectively. In addition to this unaccreted credit component discount, an additional $0.1 million and $0.5 million of the ALLL were provided for these loans as of September 30, 2017 and December 31, 2016.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of shares by FFI. The remaining balances of the Bank’s lines of credit available to draw down totaled $1.1 billion at September 30, 2017.

Cash Flows Provided by Operating Activities. During the nine months ended September 30, 2017, operating activities provided net cash of $28 million, comprised primarily of our net income of $25.3 million, and $6.5 million increase in accounts payable and other liabilities, offset partially by $4.3 million in gains on sales of loans. During the nine months ended September 30, 2016, operating activities provided net cash of $13.7 million, comprised primarily of our net income of $16.8 million, and $5.7 million of non-cash charges, including provisions for loan losses, stock based compensation expense, depreciation and amortization and deferred income tax provision, offset partially by $8.5 gains on sales of loans and securities and a $1.4 million increase in other assets.

Cash Flows Used in Investing Activities. During the nine months ended September 30, 2017, investing activities used net cash of $543 million, primarily to fund a $889 million net increase in loans, offset partially by $289 million in loan sales and $53 million in cash received in proceeds from the sale, principal collection, and maturities of securities. During the nine months ended September 30, 2016, investing activities used net cash of $708 million, primarily to fund a $1 billion net increase in loans and $131 million of securities purchases, offset partially by $270 million in cash received from the sale of loans and $165 million in cash received in proceeds from the sale, principal collection, and maturities of securities.

Cash Flow Provided by Financing Activities. During the nine months ended September 30, 2017, financing activities provided net cash of $40 million, consisting primarily of $15 million in proceeds from a holding company line of credit and $27.3 million in proceeds from the sale of stock. During the nine months ended September 30, 2016, financing activities provided net cash of $975 million, consisting primarily of a net increase of $817 million in deposits, and a $155 million increase in FHLB advances.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio, the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2017 and December 31, 2016, the loan-to-deposit ratios at the Bank were 104% and 116%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of September 30, 2017:

(dollars in thousands)
Commitments to fund new loans	$39,308
Commitments to fund under existing loans, lines of credit	191,768
Commitments under standby letters of credit	2,334

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of September 30, 2017, the Bank was obligated on $157 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $136 million of deposits from the State of California.

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

During the second quarter of 2017, we commenced sales of common stock through the ATM Program. The details of the shares of common stock sold through the ATM Program during 2017 are as follows:

Month	Number of Shares Sold	Weighted Average Price	Net Proceeds
(in thousands, except share and per share amounts)

April, 2017	115,270	$16.24	$1,857
May, 2017	528,036	$16.40	8,486
June, 2017	11,272	$16.51	182
July, 2017	191,900	$16.57	3,116
August, 2017	100,552	$17.52	1,725
September, 2017	379,030	$17.35	6,469

Total	1,326,060	$16.77	$21,835

As of September 30, 2017, the remaining dollar value of common stock we had available to sell under the ATM Program was $57.8 million.  The actual number of shares of our common stock, if any, that may be sold under the ATM Program in the future will depend upon the sale price for such shares.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
September 30, 2017
CET1 capital ratio	$338,832	12.50%	$121,983	4.50%
Tier 1 leverage ratio	338,832	8.54%	158,711	4.00%
Tier 1 risk-based capital ratio	338,832	12.50%	162,644	6.00%
Total risk-based capital ratio	356,932	13.17%	216,859	8.00%

December 31, 2016
CET1 capital ratio	$285,754	12.80%	$100,432	4.50%
Tier 1 leverage ratio	285,754	8.76%	130,525	4.00%
Tier 1 risk-based capital ratio	285,754	12.80%	133,910	6.00%
Total risk-based capital ratio	301,664	13.52%	178,547	8.00%

FFB
September 30, 2017
CET1 capital ratio	$333,948	12.34%	$121,761	4.50%	$212,187	6.50%
Tier 1 leverage ratio	333,948	8.42%	158,575	4.00%	175,373	5.00%
Tier 1 risk-based capital ratio	333,948	12.34%	162,348	6.00%	171,600	8.00%
Total risk-based capital ratio	352,048	13.01%	216,464	8.00%	135,584	10.00%

December 31, 2016
CET1 capital ratio	$272,221	12.23%	$100,166	4.50%	$144,685	6.50%
Tier 1 leverage ratio	272,221	8.36%	130,305	4.00%	162,881	5.00%
Tier 1 risk-based capital ratio	272,221	12.23%	133,555	6.00%	178,074	8.00%
Total risk-based capital ratio	288,131	12.94%	178,074	8.00%	222,592	10.00%

As of each of the dates set forth in the above table, the Company (on a consolidated basis) exceeded the minimum required capital ratios applicable to it and FFB (on a stand-alone basis) qualified as a well-capitalized depository institution under the capital adequacy guidelines described above.

As of September 30, 2017, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $158.1 million for the CET-1 capital ratio, $135.7 million for the Tier 1 leverage ratio, $117.5 million for the Tier 1 risk-based capital ratio and $81.5 million for the Total risk-based capital ratio.

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

During the nine months of 2017, and during the entirety of 2016, FFI made cash capital contributions to FFB of $35 million and $40 million, respectively. As of September 30, 2017, FFI had $19.1 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

We did not pay dividends in 2017 or 2016 and we have no plans to pay dividends at least for the foreseeable future. Instead, it is our intention to retain internally generated cash flow to support our growth. Moreover, the payment of dividends is subject to certain regulatory restrictions.

We had no material commitments for capital expenditures as of September 30, 2017.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30 2017, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: November 8, 2017	By:	/s/ JOHN M. MICHEL
John M. Michel
Executive Vice President and Chief Financial Officer

S-1