Form 10-K
period 2017-12-31
First Foundation Inc.
filed 2018-03-16
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of June 30, 2017, the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the NASDAQ Global Stock Market as of the close of business on June 30, 2017, was approximately $465 million.

As of March 9, 2018, there were 38,991,128 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

FIRST FOUNDATION INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2017

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

We are a California based financial services company that provides a comprehensive platform of financial services to individuals, businesses and other organizations. Our integrated platform provides investment advisory and wealth management services, banking products and services, trust services, and life insurance services to effectively and efficiently meet the financial needs of our clients. As part of our lending activities, we have established a platform that offers loans to individuals and entities that own and operate multifamily residential and commercial real estate properties. In addition, we provide business banking products and services to small to moderate-sized businesses and professional firms, and consumer banking products and services to individuals and families. As of December 31, 2017, we had $4.3 billion of assets under management (or AUM), $4.5 billion of total assets, $3.7 billion of loans and $3.4 billion of deposits. Our investment advisory and wealth management, trust and insurance services provide us with substantial, fee-based, recurring revenues, such that in 2017, our non-interest income was 25% of our total revenues.

Our strategy is focused on expanding our strong and stable client relationships by delivering high quality, coordinated  products and services. We are able to maintain a client-focused approach by recruiting and retaining experienced and qualified staff.

We intend to continue to grow our business by (i) marketing our services directly to prospective new clients; (ii) obtaining new client referrals from existing clients, attorney and accountant referral sources and through referral agreements with asset custodial firms; (iii) adding experienced relationship managers, commercial bankers and commercial real estate (“CRE”) loan producers who may have established client relationships that we can serve; (iv) cross-selling our services among our wealth management and banking clients; (v) making opportunistic acquisitions of complementary businesses and/or establishing de novo offices in select markets within and outside our existing market areas.

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

FFI is a bank holding company incorporated in Delaware. As a bank holding company, we are subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the FRB. FFB is a California state chartered bank and is subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Business Oversight (“DBO”). FFB also is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which provides it with a source of funds in the form of short-term and long-term borrowings. FFA is a California corporation that began operating as a fee-based registered investment advisor under the Investment Advisers Act of 1940, (“Investment Advisers Act”) in 1990, and is subject to regulation by the Securities and Exchange Commission, (“SEC”), under that Act.

Overview of Our Banking Business

FFB is engaged in offering a broad range of personal and business banking products and services and trust services to its clients, including individuals, small to moderate sized businesses and professional firms. Its banking products and services for individuals include a variety of deposit products, including personal checking, savings and money market deposits and certificates of deposit, single family real estate loans, and consumer loans and online banking services. FFB’s business banking products and services include multifamily and commercial real estate loans, commercial term loans and lines of credit, transaction and other deposit accounts, online banking, mobile banking and enhanced business services. FFIS was established to provide life agency insurance services. Clients are obtained through relationships/referrals from existing client relationships, FFI clients and newly generated clients via prospecting. At December 31, 2017, FFB had $4.5 billion of total assets, $3.7 billion of loans and $3.4 billion of deposits. FFB’s operations comprise the banking, trust and insurance segments of our business.

Overview of Our Investment Advisory and Wealth Management Business

FFA is a fee-based investment advisor which provides investment advisory and wealth management services primarily to high net-worth individuals, their families and their family businesses, and other affiliated organizations. FFA strives to provide its clients with a high level of personalized service by its staff of experienced relationship managers. As of December 31, 2017, FFA had $4.3 billion of AUM. FFA’s operations comprise the investment advisory and wealth management segments of our business.

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

The following table sets forth information regarding the types of loans that we make, by amounts and as a percentage of our total loans outstanding at December 31:

	2017		2016
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Recorded Investment balance:
Loans secured by real estate:
Residential properties:
Multifamily	$1,935,429	52.9%	$1,178,003	46.2%
Single family	645,816	17.7%	602,886	23.6%
Total loans secured by residential properties	2,581,245	70.6%	1,780,889	69.8%
Commercial properties	696,748	19.1%	476,959	18.7%
Land	37,160	1.0%	24,100	0.9%
Total real estate loans	3,315,153	90.7%	2,281,948	89.4%
Commercial and industrial loans	310,779	8.5%	237,941	9.3%
Consumer loans	29,330	0.8%	32,127	1.3%
Total loans	$3,655,262	100.0%	$2,552,016	100.0%

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

Residential Mortgage Loans – Single-family: We offer single family residential mortgage loans to our existing clients and new clients obtained through approved broker relationships. In most cases, these take the form of non-conforming jumbo and super jumbo loans and FFB does not currently sell or securitize any of its single family residential mortgage loan originations. FFB does not originate loans defined as high cost by state or federal banking regulators. The majority of FFB’s single family residential loan originations are collateralized by first mortgages on real properties located in Southern California. These loans are generally adjustable rate loans with fixed terms ranging from 3 to 10 years and terms of the loan not exceeding 30 years. These loans generally have interest rate floors and payment caps. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, loan-to-value and debt to income ratios, borrower liquidity, income verification and credit history. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends such as market values.

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

Small Business Lending and USDA Lending: The Bank is approved as a Small Business Administration (“SBA”) lender and as a United States Department of Agriculture (“USDA”) lender. The Bank uses both the SBA and USDA lending programs to serve existing clients and potential new clients. As government guaranteed programs, the Bank is required to comply with underwriting guidelines and terms and conditions set forth under the related programs.

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

	2017			2016
(dollars in thousands)	Amount	% of Total	Weighted Average Rate	Amount	% of Total	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$1,097,196	31.9%	—	$661,781	27.3%	—
Interest-bearing	235,294	6.8%	0.411%	194,274	8.0%	0.471%
Money market and savings	1,210,240	35.1%	0.840%	941,344	38.8%	0.677%
Certificates of deposits	900,797	26.2%	1.189%	629,396	25.9%	0.589%
Total	$3,443,527	100.0%	0.634%	$2,426,795	100.0%	0.453%

As of December 31, 2017, our nine largest bank depositors accounted for, in the aggregate, 34% of our total deposits. See Item 1A—Risk Factors.

Trust Services: FFB is licensed to provide trust services to clients in California, Nevada and Hawaii. Those services, which consist primarily of the management of trust assets, complement the investment advisory and wealth management services that FFA offers to our clients and, as a result, provide us with cross-selling opportunities. Additionally, trust service fees provide an additional source of noninterest income for us. At December 31, 2017, trust AUM totaled $571 million.

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

AUM at FFA has grown at a compound annual growth rate of 13% over the five year period ending December 31, 2017. Changes in our AUM reflects additions from new clients, the gains or losses recognized from investment results, additional funds received from existing clients, withdrawals of funds by clients, and terminations.

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

Supervision and Regulation

Federal and state laws extensively regulate bank holding companies and banks. This regulation is intended primarily for the protection of depositors, customers and the FDIC’s deposit insurance fund and is not for the benefit of our stockholders. Set forth below are summary descriptions of the material laws and regulations that affect or bear on our operations. The summaries are not intended, and do not purport, to be complete and are qualified in their entirety by reference to the described laws and regulations.

Bank Holding Company Regulation

First Foundation Inc. is a registered bank holding company subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). Pursuant to the Holding Company Act, we are subject to supervision and periodic examination by, and are required to file periodic reports with the Federal Reserve.

As a bank holding company, we are allowed to engage, directly or indirectly, only in banking and other activities that the Federal Reserve has determined, or in the future may deem, to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Business activities that the Federal Reserve has designated as being closely related to banking include the provision of investment advisory, securities brokerage, insurance agency and data processing services, among others. A bank holding company meeting certain eligibility requirements may elect to qualify as a “financial holding company,” allowing it and its non-bank affiliated companies to engage in a broader range of financial activities including securities underwriting, dealing and market making; sponsoring mutual funds and investment companies; engaging in insurance underwriting; and engaging in merchant banking activities. We have not elected to be a financial holding company.

Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary banks and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve’s policy that a bank holding company, in serving as a source of strength to its subsidiary banks, should stand ready to use available resources to provide adequate capital funds to its subsidiary banks during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary banks. For that reason, among others, the Federal Reserve requires all bank holding companies to maintain capital at or above certain prescribed levels. A bank holding company’s failure to meet these requirements will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both, which could lead to the imposition of restrictions (including restrictions on growth) on, or a regulatory enforcement order against, the bank holding company.

Additionally, among its powers, the Federal Reserve may require any bank holding company to terminate an activity or terminate control of, or liquidate or divest itself of, any subsidiary or affiliated company that the Federal Reserve determines constitutes a significant risk to the financial safety, soundness or stability of the bank holding company or any of its banking subsidiaries. The Federal Reserve also has the authority to regulate aspects of a bank holding company’s debt.  Subject to certain exceptions, bank holding companies also are required to file written notice and obtain approval from the Federal Reserve prior to purchasing or redeeming their common stock or other equity securities. A bank holding company and its non-banking subsidiaries also are prohibited from implementing so-called tying arrangements whereby clients may be required to use or purchase services or products from the bank holding company or any of its non-bank subsidiaries in order to obtain a loan or other services from any of the holding company’s subsidiary banks.

Because FFB is a California state chartered bank, the Company is deemed to be a bank holding company within the meaning of Section 1280 of the California Financial Code. As such, we are subject to examination by, and may be required to file reports with, the DBO.

Regulation of First Foundation Bank

FFB is subject to primary supervision, periodic examination and regulation by the FDIC, which is its primary federal banking regulator, and the DBO, because FFB is a California state chartered bank.

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

Acquisition of Control of a Bank Holding Company or a Bank

As a bank holding company, we must obtain the prior approval of the Federal Reserve to acquire more than five percent of the outstanding shares of voting securities or substantially all of the assets, by merger or purchase, of (i) any bank or other bank holding company and (ii) any other entities engaged in banking-related businesses or that provide banking-related services.  In addition, FFB must obtain the prior approval of the FDIC and the DBO before acquiring or merging with any other depository institution.

Capital Requirements Applicable to Banks and Bank Holding Companies

In December 2010, the International Basel Committee on Banking Supervision issued a new set of international guidelines for determining regulatory capital, known as “Basel III”.  In 2012, the federal bank regulatory agencies adopted rules (the “New Capital Rules”) establishing a new comprehensive capital framework for U.S. banking organizations. The New Capital Rules implement Basel III and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-

Frank Act”). The New Capital Rules substantially revised the risk-based capital requirements applicable to U.S. banking organizations, including the Company and FFB, from the prior U.S. risk-based capital rules, redefined the components of capital and addressed other issues affecting the capital ratios applicable to banking organizations. The New Capital Rules also replaced the existing approach used in risk-weighting of a banking organization’s assets with a more risk-sensitive approach.  The New Capital Rules became effective for the Company and FFB on January 1, 2015 (subject, in the case of certain of those rules, to phase-in periods).

Among other things, the New Capital Rules (i) introduce a new capital measure called “Common Equity Tier 1” (“CET-1”), (ii) specify that Tier 1 capital consists of CET-1 and “Additional Tier 1 capital” instruments meeting specified requirements, and (iii) make most deductions and adjustments to regulatory capital measures applicable to CET-1 and not to the other components of capital, and expanded the scope of the deductions and adjustments from capital compared to the prior capital rules, thus potentially requiring banking organizations to achieve and maintain higher levels of CET-1 in order to meet minimum capital ratios.

The New Capital Rules prescribe a standardized approach for calculating risk-weighted assets depending on the nature of assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

The New Capital Rules also introduce a “capital conservation buffer” that is designed to absorb losses during periods of economic stress. If a banking organizations does not maintain a capital conservation buffer consisting of an addition 2.5% of CET-1 on top of the minimum risk-weighted asset ratio, it will face constraints on dividends, equity repurchases and executive compensation, depending on the amount of the shortfall. The capital conservation buffer will be phased in beginning on January 1, 2016 at 0.625%, and will increase by 0.625% on each subsequent January 1, until it reaches 2.5% on January 1, 2019.

Under the New Capital Rules, the minimum capital ratios (including the applicable increment of the capital conservation buffer) applicable to the Company and FFB as of January 1, 2017 were as follows:

CET-1 to risk-weighted assets	5.75%
Tier 1 capital (i.e., CET-1 plus Additional Tier 1) to risk-weighted assets	7.25%
Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets	9.25%
Tier 1 capital-to-average consolidated assets as reported on consolidated financial statements(1)	4.0%

(1)	Commonly referred to as a banking institution’s “leverage ratio”.

As of January 1, 2018, the above ratios (other than the leverage ratio) were increased by 0.625% to 6.375%, 7.875% and 9.875%, respectively. When the capital conservation buffer is fully phased in on January 1, 2019, the New Capital Rules will require most bank holding companies and banks, including the Company and FFB, to be subject to the following risk-based capital requirements (i) a minimum CET-1-to-risk-weighted asset ratio of at least 7.0% (4.5% plus the 2.5% capital conservation buffer), (ii) a Tier 1 capital-to-risk-weighted asset ratio to 8.5% (6.0% plus the capital conservation buffer) and (iii)  Total capital-to-risk weighted asset ratio to 10.5% (8.0% plus the capital conservation buffer).

In addition, the New Capital Rules provide for a number of deductions from and adjustments to CET-1.  These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in common equity issued by nonconsolidated financial entities, be deducted from CET-1 to the extent that any one such category exceeds 10% of CET-1 or all such categories, in the aggregate, exceed 15% of CET-1. While the New Capital Rules require the impact of certain items of Accumulated Other Comprehensive Income (“AOCI”) to be included in capital for purposes of determining regulatory capital ratios  most banking organizations, including the Company and FFB, were entitled to make a one-time permanent election to continue to exclude these items from capital. In 2015, we elected to continue this exclusion.

The New Capital Rules require that trust preferred securities be phased out from Tier 1 capital by January 1, 2016, except in the case of banking organizations with total consolidated assets of less than $15 billion, which will be permitted to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, subject to a limit of 25% of tier 1 capital elements.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 ( “FDICIA”), established a framework for regulation of federally insured depository institutions, including banks, and their parent holding companies and other affiliates, by their federal banking regulators.  Among other things, FDICIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission by that bank of an acceptable capital restoration plan if its bank regulator has concluded that it needs additional capital.

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

Under FDICIA regulations, an insured depository institution’s capital category will depend upon how its capital levels compare with these capital measures and the other factors established by the relevant federal banking regulator. These regulations, were revised to reflect the New Capital Rules effective January 1, 2015, provided that a bank would be classified as: “well capitalized” if it had a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a CET-1 ratio of 6.5% or greater, and a Tier 1 leverage ratio of 5.0% or greater, and was not subject to any order or written directive by any such regulatory agency to meet and maintain a specific capital level for any capital measure; “adequately capitalized” if it had a total risk-based capital ratio of 8.0% or greater,  a Tier 1 risk-based capital ratio of 6.0% or greater, a CET-1 ratio of 4.5% or greater and a Tier 1 leverage ratio of 4.0% or greater; “undercapitalized” if it had a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a CET-1 ratio of less than 4.5% and a Tier 1 leverage ratio of less than 4.0%; “significantly undercapitalized” if it had a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a CET-1 ratio of less than 3.0% or a Tier 1 leverage ratio of less than 3.0%; and “critically undercapitalized” if its tangible equity was equal to or less than 2.0% of average quarterly tangible assets. A bank that is classified as well-capitalized, adequately capitalized or undercapitalized based on its capital levels may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition or practice warrants such treatment.

The capital classification of a bank affects the frequency of examinations of the bank by its primary federal bank regulatory agency impacts the ability of the bank to engage in certain activities and affects the deposit insurance premiums that are payable by the bank. Under FDICIA, the federal banking regulators are required to conduct a full-scope, on-site examination of every bank at least once every 12 months.

An undercapitalized bank is generally prohibited from paying dividends or management fees to its holding company. In addition, an undercapitalized bank that fails to submit, or fails to obtain the approval by its federal banking regulator of a capital restoration plan will be treated as if it is “significantly undercapitalized.” In that event, the bank’s federal banking regulator may impose a number of additional requirements and restrictions on the bank, including orders or requirements (i) to sell sufficient voting stock to become “adequately capitalized,” (ii) to reduce its total assets, and (iii) cease the receipt of deposits from correspondent banks. “Critically undercapitalized” institutions are subject to the appointment of a receiver or conservator. If an undercapitalized bank is a subsidiary of a bank holding company, then, for its capital restoration plan to be approved, the bank’s parent holding company must guarantee that the bank will comply with, and provide assurances of the performance by the bank of, its capital restoration plan. Under such a guarantee and assurance of performance, if the bank fails to comply with its capital restoration plan, the parent holding company may become subject to liability for such failure in an amount up to the lesser of (i) 5.0% of its bank subsidiary’s total assets at the time it became undercapitalized, or (ii) the amount that is necessary (or would have been necessary) to bring the bank into compliance with all applicable capital standards as of the time it failed to comply with the plan.

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

Safety and Soundness Standards

Banking institutions may be subject to potential enforcement actions by the federal banking regulators for unsafe or unsound practices or for violating any law, rule, regulation, or any condition imposed in writing by its primary federal banking regulatory agency or any written agreement with that agency. The federal banking agencies have adopted guidelines designed to identify and address potential safety and soundness concerns that could, if not corrected, lead to deterioration in the quality of a bank’s assets, liquidity or capital. Those guidelines set forth operational and managerial standards relating to such matters as internal controls, information systems and internal audit systems; risk management; loan documentation; credit underwriting; asset growth; earnings; and compensation, fees and benefits.

In addition, the federal banking agencies have adopted safety and soundness guidelines with respect to the quality of loans and other assets of insured depository institutions. These guidelines provide standards for establishing and maintaining a system to identify problem loans and other problem assets and to prevent those assets from deteriorating. Under these standards, an FDIC-insured depository institution is expected to conduct periodic asset quality reviews to identify problem loans and any other problem assets, estimate the inherent losses in those loans and other assets and establish reserves that are sufficient to absorb those estimated losses; compare problem loans and other problem asset totals to capital; take appropriate corrective action to resolve problem loans and other problem assets; consider the size and potential risks of material asset concentrations; and provide periodic quality reports with respect to their loans and other assets which provide adequate information for the bank’s management and the board of directors to assess the level of risk to its loans and other assets.

These guidelines also establish standards for evaluating and monitoring earnings and for ensuring that earnings are sufficient for the maintenance of adequate capital and reserves.

Potential Regulatory Enforcement Actions

If, as a result of an examination of a bank holding company or a bank, its federal banking regulatory agency, determined that the financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of its operations had become unsatisfactory or that the bank or its management was in violation of any law or regulation, that agency would have the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin any “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation of law or unsafe or unsound practice; to issue an administrative order that can be judicially enforced; to require that it increase its capital; to restrict its growth; assess civil monetary penalties against the it or its officers or directors; to remove officers and directors of the bank; and if the federal agency concludes that such conditions at the bank cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which in the case of a California state chartered bank would result in revocation of its charter and require it to cease its banking operations. Under California law the DBO has many of these same remedial powers with respect to FFB.

Dividends

It is the policy of Federal Reserve that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the holding company’s expected future needs for capital and liquidity and to maintain its financial condition. It is also a Federal Reserve policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of financial strength for their banking subsidiaries. Additionally, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policies and has discouraged dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong.

Cash dividends from FFB are one of the principal sources of cash (in addition to any cash dividends that might be paid to us by FFA) that is available to the Company for its operations and to fund any cash dividends that our board of directors might declare in the future. The Company is a legal entity separate and distinct from FFB and FFB is subject to various statutory and regulatory restrictions on its ability to pay cash dividends to the Company. Under the California law, a bank’s ability to pay cash dividends to us is limited to the lesser of: (i) the bank’s retained earnings or (ii) the bank’s income for its last three fiscal years (less any distributions to shareholders made during such period). However, with the prior approval of the DBO, a bank may pay cash dividends in an amount not to exceed the greatest of the: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) net income of the bank for its current fiscal year. In addition, under FDIC regulations, FFB is generally prohibited from paying cash dividends in amounts that would cause FFB to become undercapitalized. Additionally, the FDIC and the DBO have the authority to prohibit FFB from paying cash dividends, if either of those agencies deems the payment of dividends by FFB to be an unsafe or unsound practice.

The FDIC also has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction. Compliance with the standards set forth in those guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which FFB may pay.

Single Borrower Loan Limitations

With certain limited exceptions, the maximum amount of unsecured obligations that any borrower (including certain related entities) may owe to a California state bank at any one time may not exceed 15% of the sum of the bank’s shareholders’ equity, allowance for loan and lease losses, capital notes and debentures. The combined secured and unsecured obligations of any borrower may not exceed 25% of the sum of the bank’s shareholders’ equity, allowance for loan and lease losses, capital notes and debentures.

Deposit Insurance

The deposits of FFB are insured by the FDIC’s Deposit Insurance Fund (the “DIF”), up to applicable limits.  The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor and raised the minimum reserve ratio of the DIF to 1.35%.

The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank's CAMELS supervisory rating. The risk matrix utilizes different risk categories distinguished by capital levels and supervisory ratings. As a result of the Dodd-Frank Act, the base for insurance assessments is now consolidated average assets less average tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed.  FDIC deposit insurance expense also includes FICO assessments related to outstanding FICO bonds.

The FDIC may terminate deposit insurance upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC. The Company’s management is not aware of any practice, condition, or violation that might lead to the termination of its deposit insurance.

Executive Compensation Restrictions

In June 2010, the Federal Reserve and the FDIC issued comprehensive guidelines on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of the organizations by encouraging excessive risk-taking. The guidelines apply to those employees of a banking organization that have the ability to materially affect the risk profile of a banking organization, either individually or as part of a group.  Generally, the guidelines (i) prohibit incentive compensation that encourages risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) prohibit incentive compensation arrangements that are inconsistent with effective internal controls and risk management, and (iii) mandate that incentive compensation programs be supported by strong corporate governance principles and practices, including active and effective oversight by the banking organization’s board of directors. The federal banking regulatory agencies have the authority to bring enforcement actions against a banking organization if the agency concludes that its incentive compensation arrangements, or related risk-management control or governance processes, pose an undue risk to the organization's safety and soundness and that the organization is not taking prompt and effective measures to correct the deficiencies.

In addition, the Dodd-Frank Act directs federal banking regulators to promulgate rules prohibiting incentive-based compensation arrangements that would encourage imprudent risk-taking by executives of depository institutions and their holding companies that have assets of more than $1.0 billion. Proposed rules were issued in 2011 but have not become final.

In February 2014, the Company adopted an incentive compensation clawback policy. Among other things, the policy provides that, if any of the Company’s previously published financial statements are restated due to a material noncompliance with any financial reporting requirements under the federal securities laws, the Company will seek to recover the amount by which any incentive compensation paid in the previous three years to any executive officer exceeds the incentive compensation which the Company’s audit committee determines would have been paid to such executive officer had such compensation been determined on the basis of the restated financial statements.

Federal Home Loan Bank System

FFB is a member of the FHLB. Among other benefits, each regional Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its member banks. Each regional Federal Home Loan Bank is financed primarily from the sale of consolidated obligations of the overall Federal Home Loan Bank system. As an FHLB member, FFB is required to own a certain amount of capital stock in the FHLB. At December 31, 2017, FFB was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members.

Restrictions on Transactions between FFB and the Company and its other Affiliates

FFB is subject to Sections 23A and 23B of, and Federal Reserve Regulation W under, the Federal Reserve Act, which impose restrictions on (i) any extensions of credit to, or the issuance of a guarantee or letter of credit on behalf of, the Company or any of its other subsidiaries; (ii) the purchase of or investments in Company stock or other Company securities; (iii) the taking of Company securities as collateral for the loans that FFB makes; (iv) the purchase of assets from the Company or any of its other subsidiaries and (v) transactions between a bank and its financial subsidiaries, as well as other affiliates. These restrictions prevent the Company and any of its subsidiaries from obtaining borrowings or extensions of credit from FFB, unless the borrowings are secured by marketable obligations in designated amounts, and such secured loans and any investments by FFB in the Company or any of its subsidiaries are limited, individually, to 10% of FFB’s capital and surplus (as defined by federal regulations), and in the aggregate are limited to 20%, of FFB’s capital and surplus.

California law also imposes restrictions with respect to transactions involving the Company and any other persons that may be deemed under that law to control FFB. The Dodd-Frank Act extends the application of Section 23A of the Federal Reserve Act to derivative transactions, repurchase agreements and securities lending and borrowing transactions that create credit exposure to an affiliate or an insider of a bank. Any such transactions with any affiliates must be fully secured.  In addition, the exemption from Section 23A for transactions with financial subsidiaries has been eliminated.

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

Pursuant to the Gramm-Leach-Bliley Act (“GLBA”), the federal banking agencies have adopted rules and established standards to be followed in implementing safeguards that are designed to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Among other requirements, these rules require each bank organization to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. GLBA also requires banking organizations to provide each of their customers with a notice of their privacy policies and practices and prohibits a banking organization from disclosing nonpublic personal information about a customer to nonaffiliated third parties unless the banking organization satisfies various notice and “opt-out” requirements and the customer has not chosen to opt out of the disclosure.  Additionally, the federal banking agencies are authorized to issue regulations as necessary to implement those notice requirements and non-disclosure restrictions.

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires the federal banking regulatory agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including those of low and moderate income neighborhoods in its service area.  A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which determines the bank’s CRA ratings on the basis of its community lending and community development performance. A bank may have substantial penalties imposed on it and generally will be required to take corrective measures in the event it fails to meet its obligations under CRA.  Federal banking agencies also may take compliance with CRA and other fair lending laws into account when regulating and supervising other activities of a bank or its bank holding company. Moreover, when a bank or bank holding company files an application for approval to acquire a bank or another bank holding company, the federal banking regulatory agency reviewing the application will consider CRA assessment of the subsidiary bank or banks of the applicant bank holding company.  A lower CRA rating may be the basis for requiring the applicant’s bank subsidiary to take corrective actions to improve its CRA performance as a condition to the approval of the acquisition or as a basis for denying the application altogether.

Bank Secrecy Act and USA Patriot Act

The Company and the Bank are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers and mandatory transaction reporting obligations. For example, the Bank Secrecy Act and related regulations require that we report currency transactions that exceed certain thresholds and transactions determined to be suspicious, establish due diligence requirements for accounts and take certain steps to verify customer identification when accounts are opened. The Bank Secrecy Act requires financial institutions to develop and maintain a program reasonably designed to ensure and monitor compliance with its requirements, to train employees to comply with and to test the effectiveness of the program.  Any failure to meet the requirements of the Bank Secrecy Act can result in the imposition of substantial penalties and in adverse regulatory action against the offending bank.  FFI and FFB have each adopted policies and procedures to comply with the Bank Secrecy Act.

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

The Dodd-Frank Act also contains a variety of provisions intended to reform consumer mortgage practices. The provisions include (1) a requirement that lenders make a determination that at the time a residential mortgage loan is consummated the consumer has a reasonable ability to repay the loan and related costs, (2) a ban on loan originator compensation based on the interest rate or other terms of the loan (other than the amount of the principal), (3) a ban on prepayment penalties for certain types of loans, (4) bans on arbitration provisions in mortgage loans and (5) requirements for enhanced disclosures in connection with the making of a loan. The Dodd-Frank Act also imposes a variety of requirements on entities that service mortgage loans.

Consumer Financial Protection Bureau

The Dodd-Frank Act created a new, independent federal agency, called the Consumer Financial Protection Bureau (the “CFPB”), which has been granted broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the GLBA and certain other statutes.  The CFPB has examination and primary enforcement authority with respect to the compliance by depository institutions with $10 billion or more in assets with federal consumer protection laws and regulations. Smaller institutions are subject to rules promulgated by the CFPB, but continue to be examined and supervised by federal banking regulators for consumer compliance purposes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. The Dodd-Frank Act also (i) authorizes the CFPB to establish certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay, and (ii) will allow borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB. The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal financial consumer protection laws and regulations.

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. These new rules may require us to conduct certain internal analysis and reporting to ensure continued compliance.  The Company held no investment positions at December 31, 2017 which were subject to the final rule.

Regulation of First Foundation Advisors

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

Future Legislation

Congress may enact legislation from time to time that affects the regulation of the financial services industry, and state legislatures may enact legislation from time to time affecting the regulation of financial institutions chartered by or operating in those states.  Federal and state regulatory agencies also periodically propose and adopt changes to their regulations or change the manner in which existing regulations are applied. The substance or impact of pending or future legislation or regulations, or the application thereof, cannot be predicted, although enactment of the proposed legislation could impact the regulatory structure under which we operate and may significantly increase our costs, impede the efficiency of our internal business processes, require us to increase our regulatory capital or modify our business strategy, limit our ability to pursue business opportunities or activities or alter the competitive balance between banks and non-bank financial service providers.

Employees

As of December 31, 2017, the Company had approximately 394 full-time employees.

Mergers and Acquisitions

We have completed three acquisitions since 2012. In November 2017, we completed the acquisition of Community 1st Bancorp, the holding company for Community 1st Bank.  In June 2015, we completed the acquisition of Pacific Rim Bank. In August 2012, we completed the acquisition of Desert Commercial Bank.

On December 18, 2017, we entered into a definitive agreement to acquire PBB Bancorp, the holding company for Premier Business Bank, headquartered in Los Angeles, California with six branch offices and $626 million in total assets as of December 31, 2017. Pursuant to the merger agreement, PBB Bancorp shareholders will receive 1.05 shares of FFI common stock in exchange for each share of PBB Bancorp. The 100% stock transaction is valued at approximately $106 million in aggregate, based on a closing price for FFI common stock of $19.04 as of December 18, 2017. The value of the merger consideration will fluctuate based on First Foundation’s common stock price.  Consummation of the merger is subject to customary closing conditions, including, among others, shareholder and regulatory approval. The merger is expected to close in the second quarter of 2018.

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

Loan defaults and the incurrence of losses on loans are inherent risks in our business.  Loan losses necessitate loan charge-offs and write-downs in the carrying values of a banking organization’s loans and, therefore, can adversely affect its results of operations and financial condition.  Accordingly, our results of operations will be directly affected by the volume and timing of loan losses, which for a number of reasons can vary from period to period. The risks of loan losses are exacerbated by economic recessions and downturns, or by other events that can lead to local or regional business downturns.  If business and economic conditions weaken generally or specifically in the principal markets in which we do business, more of our borrowers may fail to perform in accordance with the terms of their loans, in which event loan charge-offs and asset write-downs could increase, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our business and operations may be adversely affected in numerous and complex ways by economic conditions.

Our businesses and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits, investing in securities and investment management, are sensitive to general business and economic conditions in the United States. If the United States economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the medium and long-term fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder United States economic growth. Weak economic conditions may be characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable.  Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Changes in interest rates could increase our operating expenses.

Customer service costs, which are reimbursements of costs incurred by our clients and are related primarily to our noninterest bearing demand deposits, are impacted by changes in interest rates. In a rising interest rate environment, the amounts we make available for reimbursement to our clients increases, resulting in higher costs to us. The amount of the reimbursement and the impact of interest rate increases may vary by client.

Real estate loans represent a high percentage of the loans we make, making our results of operations vulnerable to downturns in the real estate market.

At December 31, 2017, loans secured by multifamily and commercial real estate represented approximately 72% of our outstanding loans.  The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, and (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full.  As a result, our operating results are more vulnerable to adverse changes in the real estate market than other financial institutions with more diversified loan portfolios and we could incur losses in the event of changes in economic conditions that disproportionately affect the real estate markets.

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

Our nine largest deposit clients account for 34% of our total deposits.

As of December 31, 2017, our nine largest bank depositors accounted for, in the aggregate, 34% of our total deposits. As a result, a material decrease in the volume of those deposits by a relatively small number of our depositors could reduce our liquidity, in which event it could became necessary for us to replace those deposits with higher-cost deposits, the sale of securities or FHLB borrowings, which would adversely affect our net interest income and, therefore, our results of operations.

Although we plan to grow by acquiring other banks, there is no assurance that we will succeed in doing so.

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

Since we commenced our banking business in October 2007, we have grown our banking franchise and now have 14 branch offices and three loan production offices in California, Nevada and Hawaii.  We plan to continue to grow our banking business both organically and through acquisitions of other banks.  However, the implementation of our growth strategy poses a number of risks for us, including:

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

Factors beyond our control can significantly influence and cause adverse changes to occur in the fair values of securities in our investment securities portfolio. These factors include, but are not limited to, rating agency actions in respect of the investment securities in our portfolio, defaults by the issuers of such securities, concerns with respect to the enforceability of the payment or other key terms of such securities, changes in market interest rates and continued instability in the capital markets. Any of these factors, as well as others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects. In addition, the process for determining whether an impairment of a security is other-than-temporary usually requires complex, subjective judgments, which could subsequently prove to have been wrong, regarding the future financial performance and liquidity of the issuer of the security, the fair value of any collateral underlying the security and whether and the extent to which the principal of and interest on the security will ultimately be paid in accordance with its payment terms.

A loss or material reduction of access to securitization markets for multifamily loans may adversely impact our business model, profitability and growth.

We may sell multifamily loans through the securitization market. The securitization market, along with credit markets in general, experienced unprecedented disruptions during the economic downturn from 2008 to 2010. Although market conditions have since improved, for a number of years following the economic downturn, certain issuers experienced increased risk premiums while there was a relatively lower level of investor demand for certain asset-backed securities (particularly those securities backed by nonprime collateral). In addition, the risk of volatility surrounding the global economic system and uncertainty surrounding regulatory reforms such as the Dodd-Frank Act continue to create uncertainty around access to the capital markets.  The shift of power in the United States government following the 2016 election increased uncertainty as the current administration seeks to unwind or reverse regulatory reforms impacting the financial industry which were put in place during the prior administration.  As a result, there can be no assurance that we will continue to be successful in selling multifamily loans through the securitization market. Adverse changes in the securitization market generally could materially adversely affect our ability to securitize loans on a timely basis or upon terms acceptable to us. This could increase our cost of funding, reduce our margins or cause us to hold assets until investor demand improves.

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

Fraudulent activity, breaches of our information security, and cybersecurity attacks could have a material adverse effect on our business, financial condition, results of operations or future prospects.

As a financial institution, we are susceptible to fraudulent activity, information security breaches and cybersecurity-related incidents that may be committed against us or our clients and that may result in financial losses or increased costs to us or our clients, disclosure or misuse of confidential information belonging to us or personal or confidential information belonging to our clients, misappropriation of assets, litigation, or damage to our reputation. Fraudulent activity may take many forms, including check “kiting” or fraud, electronic fraud, wire fraud, “phishing” and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, denial or degradation of service attacks, and malware or other cyber-attacks. The financial services industry has experienced increases in electronic fraudulent activity, security breaches and cyber-attacks, including in the commercial banking sector, with cyber-criminals targeting commercial bank and brokerage accounts on an increasing basis.  Moreover, in recent periods, several governmental agencies and large corporations, including financial service organizations, credit reporting agencies and retail companies, have suffered major data breaches, in some cases exposing not only their confidential and proprietary corporate information, but also sensitive financial and other personal information of their clients or customers and their employees or other third parties, and subjecting those agencies and corporations to potential fraudulent activity and their clients, customers and other third parties to identity theft and fraudulent activity in their credit card and banking accounts.  Therefore, security breaches and cyber-attacks can cause significant increases in operating costs, including the costs of compensating clients and customers for any resulting losses they may incur and the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems.

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

The Company could be subject to tax audits, challenges to its tax positions, or adverse changes or interpretations of tax laws.

The Company is subject to federal and applicable state income tax laws and regulations. Income tax laws and regulations are often complex and require significant judgment in determining the Company’s effective tax rate and in evaluating its tax positions. The Company’s determination of its tax liability is subject to review by applicable tax authorities. Any audits or challenges of such determinations may adversely affect the Company’s effective tax rate, tax payments or financial condition. Recently enacted U.S. tax legislation made significant changes to federal tax law, including the taxation of corporations, by, among other things, reducing the corporate income tax rate, disallowing certain deductions that had previously been allowed, and altering the expensing of capital expenditures. The implementation and evaluation of these changes may require significant judgment and substantial planning on behalf of the Company. These judgments and plans may require the Company to take new and different tax positions that if challenged could adversely affect the Company’s effective tax rate, tax payments or financial condition. In addition, the new tax legislation remains subject to potential amendments, technical corrections, and further regulatory guidance and interpretation, any of which could lessen or increase certain adverse impacts on the Company. Furthermore, as the new tax legislation goes into effect, future changes may occur at the federal or state level that could result in unfavorable adjustments to the Company’s tax liability.

Our ability to attract and retain clients and key employees could be adversely affected if our reputation is harmed.

Our ability (and the ability of FFB and FFA) to attract and retain clients and key employees could be adversely affected if our reputation is harmed. Any actual or perceived failure to address various issues could cause reputational harm, including a failure to address any of the following types of issues:  legal and regulatory requirements; cybersecurity and the proper maintenance or protection of the privacy of client and employee financial or other personal information; record keeping deficiencies or errors; money-laundering; potential conflicts of interest and ethical issues.  Moreover, any failure to appropriately address any issues of this nature could give rise to additional regulatory restrictions, and legal risks, which could lead to costly litigation or subject us to enforcement actions, fines, or penalties and cause us to incur related costs and expenses.  In addition, our banking, investment advisory and wealth management businesses are dependent on the integrity of our banking personnel and our investment advisory and wealth managers.  Lapses in integrity could cause reputational harm to our businesses that could lead to the loss of existing clients and make it more difficult for us to attract new clients and, therefore, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Historically, California, in which a substantial portion of our business is located, has been susceptible to natural disasters, such as earthquakes, drought, floods and wild fires. The nature and level of natural disasters cannot be predicted. These natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing our borrowers’ loans and interrupt our borrowers’ abilities to conduct their business in a manner to support their debt obligations, either of which could result in losses and increased provisions for loan losses for us.

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

We are subject to changes in federal and state banking statutes, regulations and governmental policies, or the interpretation or implementation of them, including regulations to be implemented as a result of the enactment of the Dodd-Frank Act.  Any changes in any federal or state banking statute, regulation or governmental policy, including changes which may occur in 2018 and beyond during the current administration, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, results of operations, financial condition or prospects. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. In addition, federal and state banking regulators have broad authority to supervise our banking business and that of our subsidiaries, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation, or administrative order.  Failure to comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, restrictions on our business activities, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects.

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

The Dodd-Frank Act required, among other things, that the federal banking agencies establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. In July 2013, the federal banking agencies adopted the New Capital Rules, implementing the Basel III capital standards and establishing the minimum capital levels required under the Dodd-Frank Act, which apply to all U.S. banks, subject to various transition periods. We were required to comply with the New Capital Rules by January 1, 2015 with capital conservation buffer and deductions from common equity tier 1 capital phased in through 2019. The New Capital Rules establishes a common equity Tier 1 capital ratio of 6.5% of risk-weighted assets, tier 1 capital ratio of 8.0%, and total capital ratio of 10.0%, and leverage ratio of 5.0% for a financial institution to be considered “well capitalized” for regulatory purposes.  Additionally, the New Capital Rules requires an institution to maintain a 2.5% common equity Tier 1 capital conservation buffer (phased in in annual increments of 0.625% beginning January 1, 2016) over the minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. The New Capital Rules increases the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations; however, the New Capital Rules retains the current capital treatment of residential mortgages.  Under the New Capital Rules, we made a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. Implementation of these capital requirements, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations, financial condition or prospects.

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

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws. For example, our business is subject to the Gramm-Leach-Bliley Act which, among other things: (i) imposes certain limitations on our ability to share non-public personal information about our customers with non-affiliated third parties; (ii) requires that we provide certain disclosures to customers about our information collection, sharing and security practices and afford customers the right to “opt out” of any information sharing by us with non-affiliated third parties (with certain exceptions) and (iii) requires that we develop, implement and maintain a written comprehensive information security program containing safeguards appropriate based on our size and complexity, the nature and scope of our activities, and the sensitivity of customer information we process, as well as plans for responding to data security breaches. Various state and federal banking regulators and states and foreign countries have also enacted data security breach notification requirements with varying levels of individual, consumer, regulatory or law enforcement notification in certain circumstances in the event of a security breach. Moreover, legislators and regulators in the United States and other countries are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. This could also increase our costs of compliance and business operations and could reduce income from certain business initiatives. This includes increased privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

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

The price of our common stock constantly changes and has increased substantially since the fourth quarter of 2016.  We cannot assure you that the market prices and trading volumes of our common stock will not fluctuate or decline significantly in the future.  Some of the factors that could negatively affect the prices of our shares or result in fluctuations in those prices or in trading volume of our common stock could include the following, many of which are outside of our control:

•	quarterly variations in our operating results or in the quality of our earnings or assets;

•	operating results that differ from the expectations of management, securities analysts and investors;
•	changes in expectations as to our future financial performance;
•	the operating and securities price performance of other companies that investors believe are comparable to us;
•	the implementation of our growth strategy and performance of acquired businesses that vary from the expectations of securities analysts and investors;
•	the actual or anticipated enactment of new more costly government regulations that are applicable to our businesses or the imposition of regulatory restrictions on us;
•	our dividend policy and any changes that might occur to that policy in the future;
•	future sales by us of our common stock or any other of our equity securities;
•	changes in global financial markets and global economies and general market conditions, such as changes in interest rates or fluctuations in stock, commodity or real estate valuations; and
•	announcements of strategic developments, material acquisitions and other material events in our business or in the businesses of our competitors.

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

As of March 9, 2018, our executive officers and directors owned, in the aggregate, approximately 15% of our outstanding shares. As a result, if our executive officers and directors were to oppose a third party’s acquisition proposal for, or a change in control of, the Company, our executive officers and directors may have sufficient voting power to be able to block or at least delay such an acquisition or change in control from taking place, even if other stockholders would support such a sale or change of control.  In addition, a number of our executive officers have change of control agreements which could increase the costs and, therefore, lessen the attractiveness of an acquisition of the Company to a potential acquiring party.

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

Our Board of Directors has the power under our certificate of incorporation to issue additional shares of common stock and create and authorize the sale of one or more series of preferred stock without having to obtain stockholder approval for such action.  As a result, our Board could authorize the issuance of shares of a series of preferred stock to implement a stockholders rights plan (often referred to as a “poison pill”) or could sell and issue preferred shares with special voting rights or conversion rights, which could deter or delay attempts by our stockholders to remove or replace management, and attempts of third parties either to engage in proxy contests or to acquire control of the Company.  In addition, our charter documents:

•	enable our Board to fill any vacancy on the Board;
•	enable our Board to amend our bylaws without stockholder approval, subject to certain exceptions; and
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

Our Board of Directors may determine from time to time to raise additional capital by issuing additional shares of our common stock or other securities. In addition, we may issue additional securities in connection with future acquisitions we may make.  We are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We cannot predict or estimate the amount, timing, or nature of any future offerings or issuances of additional stock in connection with acquisitions, or the prices at which such offerings may be affected. Such offerings could be dilutive to common stockholders. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then-current common stockholders. Additionally, if we raise additional capital by making additional offerings of debt or preferred equity securities, upon liquidation, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings, will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Holders of our common stock are not entitled to preemptive rights or other protections against dilution.

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

We may remain an emerging growth company until December 31, 2020, although we may cease to be an emerging growth company earlier under certain circumstances, including if, before the end of that period, it is determined that we have become a large accelerated filer under the rules of the SEC (which depends on, among other things, having a market value of common stock held by non-affiliates in excess of $700 million).

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

Although, as an emerging growth company, we are not required to obtain or include in our annual reports on Form 10-K an attestation report from our independent registered accountants with respect to the effectiveness of our internal control over financial reporting, like all other public companies, our Chief Executive Officer and our Chief Financial Officer are required, annually, to assess, and disclose their findings in our annual reports on Form 10-K with respect to, the effectiveness of our internal control over financial reporting in a manner that meets the requirements of Section 404(a) of the Sarbanes-Oxley Act.  The rules governing the standards that must be met for our Chief Executive and Chief Financial Officers to assess and report on the effectiveness of our internal control over financial reporting are complex and require significant documentation, testing and possible remediation, which could significantly increase our operating expenses.  See Item 9A “Controls and Procedures” below to review the attestation report of our Chief Executive Officer and Chief Financial Officer regarding the effectiveness of our internal control over financial reporting as of December 31, 2017.

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

The corporate headquarters for FFI and each of its subsidiaries is located in Irvine, California. The Company has offices in California in Irvine, Indian Wells, Pasadena, El Centro, West Los Angeles, El Segundo, Laguna Hills, Seal Beach, Auburn, Oakland, Sacramento, Roseville, Burlingame, and San Diego and in Las Vegas, Nevada, and in Honolulu, Hawaii. All of these offices, except for the office in Auburn, California, are leased pursuant to non-cancelable operating leases that will expire between 2018 and 2026. The building for the office in Auburn, California is owned by us and is on land that is leased under a non-cancellable lease that expires in 2028.

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

Market Information

On November 3, 2014, our common stock became listed and commenced trading on the NASDAQ Global Stock Market under the trading symbol “FFWM”. The following table shows the high and low sales prices of our shares for the respective periods set forth below, as reported on the NASDAQ Global Stock Market:

Quarter Ended	High	Low
2017:
March 31(1)	$17.02	$13.83
June 30	16.62	15.28
September 30	17.92	16.17
December 31	19.27	17.40
2016:
March 31(1)	$11.80	$10.46
June 30(1)	11.50	10.11
September 30(1)	12.58	10.31
December 31(1)	14.90	11.90
(1)	Per share data has been adjusted to reflect the two-for-one stock split effective January 18, 2017.

The closing per share sales price of our common stock, as reported by NASDAQ, on March 9, 2018 was $19.02. As of the same date, a total of 38,991,228 shares of our common stock were issued and outstanding which were held of record by approximately 3,000 shareholders.

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

Cash dividends from our two wholly-owned subsidiaries, FFB and FFA, represent the principal source of funds available to us, which we might use to pay cash dividends to our shareholders or for other corporate purposes. Since FFA and FFB are California corporations, they are subject to dividend payment restrictions under the California General Corporation Law (the “CGCL”). The laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limit the amount of funds that FFB would be permitted to dividend to us more strictly than does the CGCL. In particular, under California law, cash dividends by a California state chartered bank may not exceed, the lesser of (i) the sum of its net income for the last three fiscal years (after deducting all dividends paid during the period), or (ii) the amount of its retained earnings.

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

Equity Compensation Plans

Certain information with respect to our equity compensation plans, as of December 31, 2017, is set forth in Item 12, in Part III of this Report and is incorporated herein by this reference.

Recent Sales of Unregistered Securities

On November 10, 2017, we completed the acquisition of C1B and its wholly owned subsidiary, Community 1st Bank, through a merger of C1B with and into FFI.  Pursuant to the terms of the merger agreement, each outstanding share of C1B common stock was converted into the right to receive 0.453 shares of FFI common stock.  At the closing of this acquisition, we issued an aggregate of 2,955,623 shares of FFI common stock, which had a value of $17.55 per share based on the closing price per share of FFI common stock on November 10, 2017. These shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”) provided in Section 3(a)(10) of the Securities Act.

Stock Performance Graph

The following graph shows a comparison from November 3, 2014 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2017 of the cumulative total return for our common stock, compared against (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members, by market cap, (i) the Russell 3000 Index, which measures the performance of the smallest 3,000 members, by market cap, of the Russell Index, and (ii) an index published by SNL Securities and known as the SNL Western Bank Index, which is comprised of 47 banks and bank holding companies (including the Company), the shares of which are listed on NASDAQ or the New York Stock Exchange and most of which are based in California and the remainder of which are based in nine other western states.

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

	Period Ending
	11/3/2014	12/31/2014	12/31/2015	12/31/2016	12/31/2017

First Foundation Inc. (FFWM)	100.00	97.21	126.42	152.73	198.71
Russell 2000 Index	100.00	102.95	97.07	115.97	131.22
Russell 3000 Index	100.00	102.06	100.55	111.03	131.96
SNL Western Bank Index	100.00	103.25	106.98	118.60	132.24

The above performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Item 6.	Selected Financial Data

With the exception of the certain items included in the selected performance and capital ratios, the following selected consolidated financial information as of and for the years ended December 31, 2017, 2016, and 2015 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, and the selected consolidated financial information as of and for the years ended December 31, 2014 and 2013 have been derived from our audited consolidated financial statements not appearing in this Annual Report on Form 10-K.

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

	As of and for the Year Ended December 31,
(In thousands, except share and per share data)	2017	2016	2015	2014	2013
Selected Income Statement Data:
Net interest income	$113,618	$89,449	$64,471	$42,814	$35,674
Provision for loan losses	2,762	4,681	2,673	235	2,395
Noninterest Income:
Asset management, consulting and other fees	26,710	24,384	23,486	21,798	18,240
Other(1)	12,009	10,176	5,287	2,951	1,584
Noninterest expense	98,976	80,994	61,458	52,507	43,622
Income before taxes	50,599	38,334	22,832	14,821	9,481
Net income	27,582	23,303	13,378	8,394	7,851
Share and Per Share Data: (2)
Net income per share:
Basic	$0.80	$0.72	$0.60	$0.54	$0.53
Diluted	0.78	0.70	0.58	0.51	0.51
Shares used in computation:
Basic	34,482,630	32,365,800	22,310,014	15,474,072	14,848,420
Diluted	35,331,059	33,471,816	23,151,710	16,332,686	15,484,430
Tangible book value per share(3)	$9.46	$8.62	$8.05	$6.33	$5.59
Shares outstanding at end of period(4)	38,207,766	32,719,632	31,961,052	15,690,364	15,467,028
Selected Balance Sheet Data:
Cash and cash equivalents	$120,394	$597,946	$215,748	$29,692	$56,954
Loans, net of deferred fees(5)	3,799,707	2,791,251	1,754,883	1,166,392	903,645
Allowance for loan and lease losses (“ALLL”)	18,400	15,400	10,600	10,150	9,915
Total assets	4,541,185	3,975,403	2,592,579	1,355,424	1,037,360
Noninterest-bearing deposits	1,097,196	661,781	299,794	246,137	217,782
Interest-bearing deposits	2,346,331	1,765,014	1,222,382	716,817	584,255
Borrowings(6)	678,000	1,250,000	796,000	282,886	141,603
Shareholders’ equity(4)	394,951	284,264	259,736	99,496	86,762
Selected Performance and Capital Ratios:
Return on average assets	0.70%	0.80%	0.76%	0.71%	0.86%
Return on average equity	8.5%	8.4%	8.1%	9.1%	10.2%
Net yield on interest-earning assets	2.93%	3.13%	3.39%	3.70%	4.06%
Efficiency ratio(7)	63.3%	65.3%	70.7%	76.0%	78.6%
Noninterest income as a % of total revenues	25.4%	27.9%	33.1%	36.6%	35.7%
Tangible common equity to tangible assets(3)	8.02%	7.10%	9.93%	7.33%	8.34%
Tier 1 leverage ratio	8.44%	8.76%	11.81%	7.32%	8.67%
Tier 1 risk-based capital ratio	11.99%	12.80%	17.44%	11.02%	13.04%
Total risk-based capital ratio	12.61%	13.52%	18.19%	12.23%	14.30%
Other Information:
Assets under management (end of period)	$4,296,077	$3,586,672	$3,471,237	$3,221,674	$2,594,961
NPAs to total assets	0.31%	0.25%	0.32%	0.11%	0.32%
Charge-offs to average loans	0.00%	0.00%	0.15%	0.00%	0.10%
Ratio of ALLL to loans(8)	0.54%	0.60%	0.61%	0.87%	1.16%
Number of banking offices(9)	14	11	9	8	8

(1)	The 2017 and 2016 amounts include $7.0 million and $7.8 million in gains on sales of loans, respectively. The 2017 and 2014 amounts include $0.1 million and $1.0 million of gains on sale of REO.
(2)	Share and per share data has been adjusted to reflect the two-for-one stock split effective January 18, 2017.

(3)

Tangible common equity, (also referred to as tangible book value) and tangible assets, are equal to common equity and assets, respectively, less $33.6 million of intangible assets as of December 31, 2017, $2.2 million of intangible assets as of December 31, 2016, $2.4 million of intangible assets as of December 31, 2015, $0.2 million of intangible assets as of December 31, 2014, and $0.3 million of intangible assets as of December 31, 2013. We believe that this information is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of capital ratios. Accordingly, we believe that tangible common equity to tangible assets and tangible book value per share provide information that is important to investors and that is useful in understanding our capital position and ratios. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. As other companies may use different calculations for these measures, this presentation may not be comparable to other similarly titled measures reported by other companies.

(4)

As a result of our acquisition of Community 1st Bancorp in 2017, we issued 2,955,623 shares of our common stock valued at $17.55 per share. As a result of our acquisition of Pacific Rim Bank in 2015, we issued 1,242,690 shares of our common stock, valued at $9.50 per share. As a result of our acquisition of Desert Commercial Bank, in 2014 and 2013, we issued 47,160 and 62,128 shares of our common stock, respectively, valued at $7.50 per share, as part of a contingent payout. As a part of our at-the-market offering, in 2017, we issued 1,382,506 shares of our common stock at a weighted average price of $16.83 per share. In 2015, we issued 14,337,662 shares of our common stock at a price of $9.63 per share in a public offering and sold 544,070 shares of our common stock to the President of FFB at a price of 9.19 per share. As a result of private offerings, in 2013 we issued 637,974 shares of our common stock at a price of $9.00 per share, and 77,468 shares of our common stock at a price of $7.50 per share. As a result of the exercise of stock options: in 2017, we issued 1,072,000 shares of our common stock at an average exercise price of $5.18 per share; in 2016, we issued 690,592 shares of our common stock at an average exercise price of $6.17 per share; in 2015, we issued 62,614 shares of our common stock at an average exercise price of $6.47 per share; and in 2014, we issued 169,732 shares of our common stock at an average exercise price of $5.60 per share. We issued 78,005, 67,988, 21,524, 6,444, and 19,334 shares of common stock upon the vesting of restricted stock units in 2017, 2016, 2015, 2014, and 2013, respectively.

(5)	Includes loans classified as loans held for sale.
(6)	Borrowings consist primarily of overnight and short-term advances obtained by FFB from the Federal Home Loan Bank. This line also includes outstanding debt of FFI.
(7)

The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income. The efficiency ratio excludes (i) $2.6 million of costs related to an acquisition in 2017; (ii) $1.0 million in gains on sale of REO in 2014; and (iii) in 2014, $1.0 million of costs related to a cancelled initial public offering and $1.0 million of contingent payout expense related to the acquisition of DCB.

(8)

This ratio excludes loans acquired in our acquisitions as generally accepted accounting principles in the United States, or GAAP, requires estimated credit losses for acquired loans to be recorded as discounts to those loans.

(9)	Does not include our corporate and administrative office or loan production offices, At December 31, 2017, we had 3 loan production offices.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the year ended December 31, 2017, as compared to our results of operation in the year ended December 31, 2016; in our results of operations in the year ended December 31, 2016, as compared to our results of operations in the year ended December 31, 2015, and our financial condition at December 31, 2017 as compared to our financial condition at December 31, 2016.  This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Some of the factors that could cause results to differ materially from expectations are discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” contained elsewhere in this Annual Report on Form 10-K.

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

Overview and Recent Developments

We experienced strong growth during 2017 with loan originations of $1.7 billion, and deposit growth, excluding the deposits acquired from C1B, of $605 million. Wealth Management’s AUM increased by $709 million or 20% during 2017, and totaled $4.3 billion as of December 31, 2017. Total revenues (net interest income and noninterest income) increased by 23%.

The results of operations for Banking and Wealth Management reflect the benefits of this growth. Income before taxes for Banking increased $13.4 million from $40.2 million in 2016 to $53.5 million in 2017. Income before taxes for Wealth Management increased from $2.1 million in 2016 to $3.1 million in 2017. On a consolidated basis, income before taxes increased $12.3 million from $38.3 million in 2016 to $50.6 million in 2017.

On December 18, 2017, we entered into a definitive agreement to acquire PBB Bancorp, the holding company for Premier Business Bank.  As of December 31, 2017, Premier Business Bank had six branch offices and $626 million in total assets. Pursuant to the merger agreement, PBB Bancorp shareholders will receive 1.05 shares of FFI common stock in exchange for each share of PBB Bancorp. The 100% stock transaction is valued at approximately $106 million in aggregate, based on a closing price for FFI common stock of $19.04 as of December 18, 2017. The value of the merger consideration will fluctuate based on First Foundation’s common stock price. Consummation of the merger is subject to customary closing conditions, including, among others, shareholder and regulatory approval. The merger is expected to close in the second quarter of 2018.

On November 10, 2017, we completed the acquisition of C1B, the holding company for Community 1st Bank.  In connection with this acquisition, we issued an aggregate of 2,955,623 shares of FFI common stock, acquired $227 million of loans, $412 million of deposits, and recorded a core deposit intangible of $6 million and goodwill of $26 million.

During 2017, we sold 1.4 million shares of our common stock through our at the market (“ATM”) offering at an average price of $16.83 per share, generating net proceeds of $22.8 million.

After a determination that additional investment would not provide adequate returns, we discontinued the property and casualty insurance activities in the fourth quarter of 2017. The Company did not incur any significant costs as a result of this action.

In the fourth quarter of 2017, we recorded a $5.4 million tax charge, attributable to the remeasurement of our net deferred tax asset as a result of the reduced corporate tax rate under the Tax Cuts and Jobs Act enacted in the fourth quarter of 2017. Our effective tax rate for 2017 was 45.5% as compared to 39.2% for 2016, and as compared to a statutory rate of approximately 41.5%. As a result of the changes in tax rates under the Tax Cuts and Jobs Act, we expect our statutory rate to be approximately 29% in 2018.

Results of Operations

Years Ended December 31, 2017 and 2016.

Our net income for 2017 was $27.6 million, as compared to $23.3 million for 2016. The primary sources of revenue for Banking are net interest income, fees from its deposits, trust and insurance services, gains on sales of loans, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of AUM. Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 53% and 78%, respectively, of the total noninterest expense for Banking and Wealth Management in 2017.

The following tables show key operating results for each of our business segments for the years ended December 31:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2017:
Interest income	$136,801	$—	$—	$136,801
Interest expense	22,530	—	653	23,183
Net interest income	114,271	—	(653)	113,618
Provision for loan losses	2,762	—	—	2,762
Noninterest income	16,016	23,556	(853)	38,719
Noninterest expense	73,990	20,469	4,517	98,976
Income (loss) before taxes on income	$53,535	$3,087	$(6,023)	$50,599
2016:
Interest income	$100,642	$—	$—	$100,642
Interest expense	11,193	—	—	11,193
Net interest income	89,449	—	—	89,449
Provision for loan losses	4,681	—	—	4,681
Noninterest income	13,832	21,348	(620)	34,560
Noninterest expense	58,422	19,232	3,340	80,994
Income (loss) before taxes on income	$40,178	$2,116	$(3,960)	$38,334

General. Our net income and income before taxes in 2017 were $27.6 million and $50.6 million, respectively, as compared to $23.3 million and $38.3 million, respectively, in 2016. The increase in income before taxes was the result of a $13.4 million increase in income before taxes for Banking and a $1.0 million increase in income before taxes for Wealth Management, which were partially offset by a $2.1 million increase in corporate expenses. The increase in Banking was due to higher net interest income, a lower provision for loan losses and higher noninterest income which were partially offset by higher noninterest expenses. The increase in Wealth Management was due to higher noninterest income which was partially offset by higher noninterest expense. Corporate interest expenses are related to the holding company line of credit which did not exist in 2016. Corporate noninterest expenses increased in 2017 by $1.2 million when compared to 2016 due to costs related to strategic activities, including the Company’s at the market stock offering and acquisition related activities, higher charitable contributions and other increases in costs, including legal and marketing.

Our effective tax rate for 2017 was 45.5% as compared to 39.2% for 2016, and as compared to a statutory rate of approximately 41.5%. In the fourth quarter, we recorded a $5.4 million tax charge, attributable to the remeasurement of the net deferred tax asset as a result of the reduced corporate tax rate under the Tax Cuts and Jobs Act enacted in the fourth quarter of 2017. During 2017 and 2016, we realized 743 and 267 basis point reductions in our effective tax rate, respectively, related to excess tax benefits resulting from the exercise of stock awards.

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

	2017			2016
(dollars in thousands)	Average Balances	Interest	Average Yield /Rate	Average Balances	Interest	Average Yield /Rate
Interest-earning assets:
Loans	$3,277,530	$121,707	3.71%	$2,263,292	$85,080	3.76%
Securities	498,198	12,407	2.49%	525,480	12,781	2.43%
FHLB stock, fed funds and deposits	95,941	2,687	2.80%	64,626	2,781	4.30%
Total interest-earning assets	3,871,669	136,801	3.53%	2,853,398	100,642	3.53%
Noninterest-earning assets:
Nonperforming assets	7,346			7,261
Other	32,227			33,696
Total assets	$3,911,242			$2,894,355
Interest-bearing liabilities:
Demand deposits	$265,378	1,503	0.57%	$214,120	978	0.46%
Money market and savings	1,033,174	8,256	0.80%	704,644	4,663	0.66%
Certificates of deposit	803,150	7,684	0.96%	525,685	3,275	0.62%
Total interest-bearing deposits	2,101,702	17,443	0.83%	1,444,449	8,916	0.62%
Borrowings	532,914	5,740	1.08%	507,025	2,277	0.45%
Total interest-bearing liabilities	2,634,616	23,183	0.88%	1,951,474	11,193	0.57%
Noninterest-bearing liabilities:
Demand deposits	943,749			650,956
Other liabilities	13,701			15,809
Total liabilities	3,592,066			2,618,239
Stockholders’ equity	319,176			276,116
Total liabilities and equity	$3,911,242			$2,894,355
Net Interest Income		$113,618			$89,449
Net Interest Rate Spread			2.65%			2.96%
Net Yield on Interest-earning Assets			2.93%			3.13%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes between 2017 as compared to 2016.

	Increase (Decrease) due to		Net Increase (Decrease)
(dollars in thousands)	Volume	Rate
Interest earned on:
Loans	$37,773	$(1,146)	$36,627
Securities	(684)	310	(374)
FHLB stock, fed funds and deposits	1,072	(1,166)	(94)
Total interest-earning assets	38,161	(2,002)	36,159
Interest paid on:
Demand deposits	261	264	525
Money market and savings	2,462	1,131	3,593
Certificates of deposit	2,141	2,268	4,409
Borrowings	112	3,351	3,463
Total interest-bearing liabilities	4,976	7,014	11,990
Net interest income	$33,185	$(9,016)	$24,169

Net interest income increased 27% from $89.4 million in 2016, to $113.6 million in 2017 because of a 36% increase in interest-earning assets, which was partially offset by a decrease in our net interest rate spread. The decrease in the net interest rate spread from 2.96% in 2016 to 2.65% in 2017 was due to an increase in the cost of interest-bearing liabilities. The yield on interest-earning assets was 3.53% for both 2017 and 2016 as a decrease in the yield on loans due to prepayments of higher yielding loans and the addition of loans at market rates in the latter half of 2016 which were lower than the then-current yield on our loan portfolio were offset by an increase in the proportion of higher yielding loans to total assets in 2017. The cost of interest-bearing liabilities increased from 0.57% to 0.88% due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates and increased costs of borrowings as the average rate on FHLB advances increased from 0.45% in 2016 to 0.99% in 2017. In addition, the Company borrowed on its holding company line of credit during 2017.

Provision for loan losses. The provision for loan losses represents our determination of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that is considered adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of our provision for loan losses also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For 2017 and 2016, we recorded provisions for loan losses of $2.8 million and $4.7 million, respectively. The lower provision for loan losses reflects improving credit trends in our loan portfolio. We realized $0.2 million and $0.1 million in recoveries in 2017 and 2016, respectively.

Noninterest income: Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans and REO, gains and losses from capital market activities and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the years ended December 31:

(dollars in thousands)	2017	2016
Trust fees	$3,360	$2,798
Consulting fees	416	680
Deposit charges	442	444
Loss on capital market activities	—	(1,043)
Gain on sale of loans	7,029	7,812
Gain on sale of REO	104	—
Prepayment fees	1,905	1,161
Other	2,760	1,980
Total noninterest income	$16,016	13,832

Noninterest income in Banking increased $2.2 million from $13.8 million in 2016 to $16.0 million in 2017. Loan related fees, including loan servicing fees, were $1.8 million higher in 2017 as compared to 2016 due to increased balances of loans serviced for others and increased loan activity. In addition, trust fees increased $0.6 million due primarily to higher levels of AUM in the Bank’s trust operations. During 2017, we realized $7.0 million in gains on sales of loans as compared to $7.8 million in gains on the sale of multifamily loans and $1.0 million in losses from capital market activities during 2016.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides a breakdown of noninterest income for Wealth Management for the years ended December 31:

(dollars in thousands)	2017	2016
Asset management fees	$23,522	$21,277
Consulting and administration fees	76	88
Other	(42)	(17)
Total noninterest income	$23,556	$21,348

The $2.2 million increase in noninterest income in Wealth Management in 2017 as compared to 2016 was primarily due to increases in asset management fees of 11%. The increases in asset management fees were primarily due to an 11% increase in the AUM balances used for computing the asset management fees in 2017, as compared to AUM balances used for computing the asset management fees in 2016.

Noninterest Expense: The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the years ended December 31:

	Banking		Wealth Management
(dollars in thousands)	2017	2016	2017	2016
Compensation and benefits	$39,357	$33,024	$15,899	$14,579
Occupancy and depreciation	13,070	9,731	2,129	2,151
Professional services and marketing	3,961	6,664	1,838	1,852
Other expenses	17,602	9,003	603	650
Total noninterest expense	$73,990	$58,422	$20,469	$19,232

Noninterest expense in Banking increased from $58.4 million in 2016 to $74.0 million in 2017 due to $2.6 million of one-time costs related to the acquisition of C1B, increases in staffing and costs associated with the Bank’s expansion, including the acquisition of C1B and the growth of its balances of loans and deposits, which was partially offset by lower legal costs. Compensation and benefits for Banking increased $6.3 million or 19%, during 2017 as compared to 2016 as the number of FTE in Banking increased to 310.9 from 260.2 as a result of the increased staffing related to the C1B acquisition, the December 2016 acquisition of two banking offices and additional personnel added to support the growth in loans and deposits. The $3.3 million increase in occupancy and depreciation for Banking in 2017 as compared to 2016 was due to costs associated with our expansion into additional corporate space, the C1B acquisition, the December 2016 acquisition of two banking offices, the opening of new offices during 2016 and increases in our data processing costs due to increased volumes and the implementation of enhancements. Litigation related costs for Banking were $2.8 million lower in 2017 as compared to 2016 due to the reimbursement in 2017 from our insurance providers of $1.8 million of previously incurred legal costs and costs incurred for a trial in 2016. The $8.6 million increase in other expenses in Banking in 2017 as compared to 2016 was due to $2.6 million of one-time costs related to the acquisition of C1B, a $5.4 million increase in customer service costs related to the increases in noninterest demand deposits and a $0.4 million increase in FDIC insurance fees.

Noninterest expense in Wealth Management increased $1.2 million in 2017 as compared to 2016, primarily due to increases in compensation and benefits related to a 6% increase in FTE and cost of living increases.

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

	2016			2015
(dollars in thousands)	Average Balances	Interest	Average Yield /Rate	Average Balances	Interest	Average Yield /Rate
Interest-earning assets:
Loans	$2,263,292	$85,080	3.76%	$1,450,081	$57,481	3.96%
Securities	525,480	12,781	2.43%	224,906	5,227	2.32%
FHLB stock, fed funds and deposits	64,626	2,781	4.30%	41,356	1,763	4.26%
Total interest-earning assets	2,853,398	100,642	3.53%	1,716,343	64,471	3.76%
Noninterest-earning assets:
Nonperforming assets	7,261			2,098
Other	33,696			24,741
Total assets	$2,894,355			$1,743,182
Interest-bearing liabilities:
Demand deposits	$214,120	978	0.46%	$293,502	1,351	0.46%
Money market and savings	704,644	4,663	0.66%	281,539	1,641	0.58%
Certificates of deposit	525,685	3,275	0.62%	339,846	1,894	0.56%
Total interest-bearing deposits	1,444,449	8,916	0.62%	914,887	4,886	0.53%
Borrowings	507,025	2,277	0.45%	369,225	1,395	0.38%
Total interest-bearing liabilities	1,951,474	11,193	0.57%	1,284,112	6,281	0.49%
Noninterest-bearing liabilities:
Demand deposits	650,956			282,822
Other liabilities	15,809			10,865
Total liabilities	2,618,239			1,577,799
Stockholders’ equity	276,116			165,383
Total liabilities and equity	$2,894,355			$1,743,182
Net Interest Income		$89,449			$58,190
Net Interest Rate Spread			2.96%			3.27%
Net Yield on Interest-earning Assets			3.13%			3.39%

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

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, gains and losses from capital market activities and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the years ended December 31:

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

The $18.4 million increase in noninterest expense in Banking in 2016 as compared to 2015 was due primarily to increases in staffing and costs associated with the Bank’s expansion, the growth of its balances of loans and deposits and costs associated with our property and casualty insurance agency operations which started during 2015. Compensation and benefits for Banking increased $7.8 million during 2016 as compared to 2015 as the number of FTE in Banking increased to 260.2 during 2016 from 191.3 during 2015, as a result of the staffing added as a result of the acquisition of PRB, increased staffing to support the growth in loans and deposits and increased staffing for our property and casualty insurance agency operations which were partially offset by increased deferred costs relating to the higher loan originations. The $10.7 million increase in occupancy and depreciation, professional services and marketing and other expenses were related to increased costs related to the acquisition of PRB, higher legal costs related to ongoing litigation matters, costs associated with our expansion into additional corporate space and opening of new offices, and costs related to the higher levels of loans and deposits, including FDIC insurance and customer service costs.

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

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other, at December 31:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
2017:
Cash and cash equivalents	$120,261	$4,407	$(4,274)	$120,394
Securities AFS	519,364	—	—	519,364
Loans Held For Sale	154,380	—	—	154,380
Loans, net	3,645,327	—	—	3,645,327
Premises and equipment	5,519	926	136	6,581
FHLB Stock	19,060	—	—	19,060
Deferred taxes	12,008	172	(37)	12,143
REO	2,920	—	—	2,920
Goodwill and Intangibles	33,576	—	—	33,576
Other assets	25,521	179	1,740	27,440
Total assets	$4,537,936	$5,684	$(2,435)	$4,541,185
Deposits	$3,460,465	$—	$(16,938)	$3,443,527
Borrowings	628,000	—	50,000	678,000
Intercompany balances	3,301	643	(3,944)	—
Other liabilities	18,646	2,970	3,091	24,707
Shareholders’ equity	427,524	2,071	(34,644)	394,951
Total liabilities and equity	$4,537,936	$5,684	$(2,435)	$4,541,185
2016:
Cash and cash equivalents	$597,795	$2,576	$(2,425)	$597,946
Securities AFS	509,578	—	—	509,578
Loans Held For Sale	250,942	—	—	250,942
Loans, net	2,540,309	—	—	2,540,309
Premises and equipment	5,603	991	136	6,730
FHLB Stock	33,750	—	—	33,750
Deferred taxes	16,602	283	(74)	16,811
REO	1,734	—	—	1,734
Goodwill and Intangibles	2,177	—	—	2,177
Other assets	13,270	445	1,711	15,426
Total assets	$3,971,760	$4,295	$(652)	$3,975,403
Deposits	$2,435,538	$—	$(8,743)	$2,426,795
Borrowings	1,250,000	—	—	1,250,000
Intercompany balances	3,019	539	(3,558)	—
Other liabilities	11,670	2,744	(70)	14,344
Shareholders’ equity	271,533	1,012	11,719	284,264
Total liabilities and equity	$3,971,760	$4,295	$(652)	$3,975,403
2015:
Cash and cash equivalents	$215,671	$5,682	$(5,605)	$215,748
Securities AFS	565,135	—	—	565,135
Loans, net	1,754,883	—	—	1,754,883
Premises and equipment	1,996	545	112	2,653
FHLB Stock	21,492	—	—	21,492
Deferred taxes	14,466	630	296	15,392
REO	4,036	—	—	4,036
Goodwill and Intangibles	2,416	—	—	2,416
Other assets	8,645	314	1,865	10,824
Total assets	$2,588,740	$7,171	$(3,332)	$2,592,579
Deposits	$1,569,932	$—	$(47,756)	$1,522,176
Borrowings	796,000	—	—	796,000
Intercompany balances	2,748	121	(2,869)	—
Other liabilities	9,309	2,634	2,724	14,667
Shareholders’ equity	210,751	4,416	44,569	259,736

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
Total liabilities and equity	$2,588,740	$7,171	$(3,332)	$2,592,579

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During 2017, total assets increased by $566 million as the growth of our loans, including loans acquired in the acquisition of C1B, was offset by the elimination of additional borrowings of $550 million that occurred as of December 31, 2016. Loans and deposits balances acquired in the C1B acquisition were $227 million and $412 million, respectively. For the Bank, during 2017, loans, including loans held for sale, increased by $1.0 billion, deposits increased by $1.0 billion, cash and cash equivalents decreased by $478 million, securities AFS increased by $10 million and FHLB advances decreased by $622 million. During 2016, total assets for the Company and the Bank increased by $1.4 billion. For the Bank, during 2016, loans, including loans held for sale, increased by $1.0 billion, deposits increased by $866 million, cash and cash equivalents increased by $382 million, securities AFS decreased by $56 million and FHLB advances increased by $454 million.

Cash and cash equivalents, certificates of deposit and securities: Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, decreased by $478 million during 2017 primarily due to the payoff of the additional borrowing of $550 million that occurred as of December 31, 2016. Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale: The following table provides a summary of the Company’s AFS securities portfolio at December 31:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
(dollars in thousands)		Gains	Losses
2017:
US Treasury securities	$499	$—	$(6)	$493
Agency mortgage-backed securities	471,131	287	(7,399)	464,019
Beneficial interest – FHLMC securitization	35,930	1,811	(1,889)	35,852
Corporate bonds	19,000	—	—	19,000
Total	$526,560	$2,098	$(9,294)	$519,364
2016:
US Treasury Securities	$300	$—	$(3)	$297
Agency mortgage-backed securities	476,163	160	(7,414)	468,909
Beneficial interest – FHLMC securitization	42,028	711	(2,367)	40,372
Total	$518,491	$871	$(9,784)	$509,578
2015:
US Treasury Securities	$300	$—	$—	$300
Agency note	16,108	—	(95)	16,013
Agency mortgage-backed securities	538,269	909	(3,030)	536,148
Beneficial interest – FHLMC securitization	12,674	476	(476)	12,674
Total	$567,351	$1,385	$(3,601)	$565,135

The US Treasury Securities are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations.

The $10 million increase in AFS securities was due to $114 million of AFS securities acquired from C1B and the purchase of $29 million of AFS securities, which were partially offset by $74 million in principal payments, $62 million of sales of AFS securities and decreases in the market value of securities reflected in the mark to market of AFS securities.  The $56 million decrease in AFS securities in 2016 was primarily the result of the sale of $104 million of AFS securities and the collection of $91 million in principal payments which were partially offset by the purchase of $146 million of AFS securities.

The table below indicates, as of December 31, 2017, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2017
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury Securities	$197	(2)	$296	$(4)	$493	$(6)
Agency mortgage backed securities	158,984	(1,394)	259,213	(6,005)	418,197	(7,399)
Beneficial interest – FHLMC securitization	—	—	8,738	(1,889)	8,738	(1,889)
Total temporarily impaired securities	$159,181	$(1,396)	$268,247	$(7,898)	$427,428	$(9,294)

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

The scheduled maturities of securities AFS, other than agency mortgage backed securities, and the related weighted average yield is as follows as of December 31, 2017:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$—	$499	$—	$—	$499
Corporate bonds	—	—	19,000	—	19,000
Total	—	499	19,000	—	19,499
Weighted average yield	—%	1.03%	5.24%	—%	5.13%
Estimated Fair Value:
US Treasury securities	$—	$493	$—	$—	$493
Corporate bonds	—	—	19,000	—	19,000
Total	$—	$493	$19,000	$—	$19,493

Agency mortgage backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests in FHLMC securitizations as of December 31, 2017 was 2.55%.

Loans. The following table sets forth our loans, by loan category, as of December 31:

(dollars in thousands)	2017	2016	2015	2014	2013
Recorded investment balance:
Loans secured by real estate:
Residential properties:
Multifamily	$1,935,429	$1,178,003	$627,311	$481,491	$405,984
Single family	645,816	602,886	533,257	360,644	227,096
Total real estate loans secured by residential properties	2,581,245	1,780,889	1,160,568	842,135	633,080
Commercial properties	696,748	476,959	358,791	205,320	154,982
Land	37,160	24,100	12,320	4,309	3,794
Total real estate loans	3,315,153	2,281,948	1,531,679	1,051,764	791,856
Commercial and industrial loans	310,779	237,941	196,584	93,537	93,255
Consumer loans	29,330	32,127	37,206	21,125	18,484
Total loans	3,655,262	2,552,016	1,765,469	1,166,426	903,595
Premiums, discounts and deferred fees and expenses	8,465	3,693	14	(34)	50
Total	$3,663,727	$2,555,709	$1,765,483	$1,166,392	$903,645

Loans and loans held for sale increased by $1.0 billion in 2017 as a result of $1.7 billion of originations, $227 million of loans acquired from C1B and $8 million of purchases which were partially offset by the sale of $453 million of multifamily loans and payoffs or scheduled payments of $491 million. The $1.0 billion increase in loans, including loans held for sale, during 2016 was the result of loan originations and funding of existing credit commitments of $1.8 billion, which were partially offset by $430 million of payoffs and scheduled principal payments and the sale of $306 million in loans.

The scheduled maturities, as of December 31, 2017, of the performing loans categorized as land loans and as commercial and industrial loans, are as follows:

	Scheduled Maturity			Loans With a Scheduled Maturity After One Year
(dollars in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Loans With Fixed Rates	Loan With Adjustable Rates
Land loans	$34,068	$1,497	$1,858	$2,079	$1,276
Commercial and industrial loans	113,723	119,765	79,177	118,522	80,420

Deposits: The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of December 31:

	2017		2016		2015
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$1,097,196	—	$661,781	—	$299,794
Interest-bearing	235,294	0.411%	194,274	0.471%	260,167	0.359%
Money market and savings	1,210,240	0.840%	941,344	0.677%	492,015	0.531%
Certificates of deposits	900,797	1.189%	629,396	0.589%	470,200	0.554%
Total	$3,443,527	0.634%	$2,426,795	0.453%	$1,522,176	0.404%

The $1.0 billion increase in deposits during 2017 was due to $412 million of deposits acquired from C1B and increases in our specialty deposits and banking office deposits of $267 million and $240 million, respectively. The $905 million increase in deposits during 2016 reflects the organic growth of our Banking operations, $179 million of deposits acquired in an acquisition of two banking offices in December 2016 and a $116 million increase in brokered deposits.

The weighted average rate of interest-bearing deposits increased from 0.50% at December 31, 2015 to 0.62% at December 31, 2016, to 0.93% at December 31, 2017, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits, increased from 0.40% at December 31, 2015, to 0.45% at December 31, 2016, and 0.63% at December 31, 2017 as the increase in noninterest-bearing deposits as a percentage of total deposits has offset the impact of the increases in rates on interest-bearing deposits on our overall cost of deposits. The financial impact of the increase in noninterest-bearing deposits is reflected in customer service costs which are included in noninterest expenses.

The maturities of our certificates of deposit of $100,000 or more were as follows as of December 31, 2017:

(dollars in thousands)
3 months or less	$191,120
Over 3 months through 6 months	59,160
Over 6 months through 12 months	109,216
Over 12 months	109,835
Total	$469,331

FFB utilizes a third party program called CDARs which allows FFB to transfer funds of its clients in excess of the FDIC insurance limit (currently $250,000) to other institutions in exchange for an equal amount of funds from clients of these other institutions. This has allowed FFB to provide FDIC insurance coverage to its clients. Under certain regulatory guidelines, these deposits are considered brokered deposits. From time to time, the Bank will utilize brokered deposits as a source of funding.  As of December 31, 2017, the Bank held $493 million of deposits which are classified as brokered deposits, including $17.4 million of CDARs reciprocal deposits.

Borrowings: At December 31, 2017, our borrowings consisted of $628 million of overnight FHLB advances at FFB. At December 31, 2016, our borrowings consisted of $1.3 billion of overnight FHLB advances at FFB. These overnight FHLB advances were paid in full in the early parts of January 2018 and January 2017, respectively. Because FFB utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The weighted average interest rate on these overnight borrowings was 0.99% for 2017 and 0.45% for 2016. The average balance of overnight borrowings was $499 million during 2017 as compared to $507 million during 2016. The maximum amount of short-term FHLB advances outstanding at any month-end during 2017 and 2016, was $818 million, and $1.3 billion, respectively.

Term Loan. In 2017, we entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $50 million. The loan agreement matures in five years, with an option to extend the maturity date subject to certain conditions, and bears interest at 90 day LIBOR plus 350 basis points (3.50%).The loan agreement contains certain financial and non-financial covenants, which include, but are not limited to, a minimum leverage ratio, a minimum total risk-based capital ratio, a maximum non-performing assets to net capital ratio, a maximum classified assets to tier 1 capital ratio, a minimum fixed charge coverage ratio, restrictions on indebtedness, liens, and investments, and places limits on restricted payments.  Some of the covenants also apply to the Bank. The Company’s obligations under the loan agreement are secured by a first priority security interest in all of the outstanding capital stock of the Bank.

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

	Past Due and Still Accruing				Total Past Due and Nonaccrual	Current	Total
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual
2017:
Real estate loans:
Residential properties	$78	$—	$—	$—	$78	$2,581,167	$2,581,245
Commercial properties	—	—	1,320	1,742	3,062	693,686	696,748
Land	—	—	—	—	—	37,160	37,160
Commercial and industrial loans	—	—	789	9,617	10,406	300,373	310,779
Consumer loans	—	—	—	—	—	29,330	29,330
Total	$78	$—	$2,109	$11,359	$13,546	$3,641,716	$3,655,262
Percentage of total loans	0.00%	—%	0.06%	0.31%	0.37%
2016:
Real estate loans:
Residential properties	$—	$—	$—	$3,759	$3,759	$1,777,130	$1,780,889
Commercial properties	—	—	2,128	1,120	3,248	473,711	476,959
Land	—	—	—	—	—	24,100	24,100
Commercial and industrial loans	—	2	3,800	3,359	7,161	230,780	237,941
Consumer loans	—	—	—	—	—	32,127	32,127
Total	$—	$2	$5,928	$8,238	$14,168	$2,537,848	$2,552,016
Percentage of total loans	—%	0.00%	0.23%	0.32%	0.56%
2015:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—	$1,160,568	$1,160,568
Commercial properties	1,232	—	793	1,552	3,577	355,214	358,791
Land	—	—	—	—	—	12,320	12,320
Commercial and industrial loans	2,425	1,639	5,713	2,509	12,286	184,298	196,584
Consumer loans	1,010	—	1,991	75	3,076	34,130	37,206
Total	$4,667	$1,639	$8,497	$4,136	$18,939	$1,746,530	$1,765,469
Percentage of total loans	0.26%	0.09%	0.48%	0.23%	1.07%
The level of delinquent loans and nonaccrual loans have been adversely impacted by the loans acquired in an acquisition. As of December 31, 2017, of the $13.5 million in loans over 90 days past due, including loans on nonaccrual, $1.9 million, or 14% were loans acquired in an acquisition.

The following table presents the composition of troubled debt restructurings (“TDRs”) by accrual and nonaccrual status as of:

	December 31, 2017			December 31, 2016
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial and industrial	$195	$4,296	$4,491	$317	$3,109	$3,426

These loans were classified as a TDR as a result of a reduction in required principal payments and/or an extension of the maturity date of the loans.

The following is a breakdown of our loan portfolio by the risk category of loans at December 31:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
2017:
Real estate loans:
Residential properties	$2,578,773	$192	$2,280	$—	$2,581,245
Commercial properties	680,449	6,326	5,936	4,037	696,748
Land	36,321	—	839	—	37,160
Commercial and industrial loans	298,408	865	2,107	9,399	310,779
Consumer loans	29,330	—	—	—	29,330
Total	$3,623,281	$7,383	$11,162	$13,436	$3,655,262
2016:
Real estate loans:
Residential properties	$1,773,296	$1,500	$—	$6,093	$1,780,889
Commercial properties	470,484	1,913	2,414	2,148	476,959
Land	24,100	—	—	—	24,100
Commercial and industrial loans	219,676	3,625	13,887	753	237,941
Consumer loans	32,137	—	—	—	32,127
Total	$2,519,683	$7,038	$16,301	$8,994	$2,552,016
2015:
Real estate loans:
Residential properties	$1,159,029	$1,539	$—	$—	$1,160,568
Commercial properties	351,988	174	354	6,275	358,791
Land	11,180	—	1,140	—	12,320
Commercial and industrial loans	180,755	4,977	5,165	5,687	196,584
Consumer loans	37,130	—	—	76	37,206
Total	$1,740,082	$6,690	$6,659	$12,038	$1,765,469
2014:
Real estate loans:
Residential properties	$841,538	$554	$—	$43	$842,135
Commercial properties	198,112	1,266	200	5,742	205,320
Land	4,309	—	—	—	4,309
Commercial and industrial loans	81,067	5,276	1,559	5,635	93,537
Consumer loans	20,962	—	47	116	21,125
Total	$1,145,988	$7,096	$1,806	$11,536	$1,166,426
2013:
Real estate loans:
Residential properties	$630,832	$—	$—	$2,248	$633,080
Commercial properties	150,053	—	4,108	821	154,982
Land	2,314	—	1,480	—	3,794
Commercial and industrial loans	88,166	43	2,047	2,999	93,255
Consumer loans	18,309	—	175	—	18,484
Total	$889,674	$43	$7,810	$6,068	$903,595

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

In 2012, 2015, and 2017 we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows at December 31:

(dollars in thousands)	2017	2016
Outstanding principal balance:
Loans secured by real estate:
Commercial properties	$1,525	$295
Land	1,096	—
Total real estate loans	2,621	295
Commercial and industrial loans	2,774	4,258
Consumer loans	—	17
Total loans	5,395	4,570
Unaccreted discount on purchased credit impaired loans	(1,638)	(1,197)
Total	$3,757	$3,373

Allowance for Loan Losses. The following table summarizes the activity in our ALLL for the year ended December 31:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
2017:
Real estate loans:
Residential properties	$6,669	$3,046	$—	$—	$9,715
Commercial properties	2,983	1,416	—	—	4,399
Land and construction	233	162	—	—	395
Commercial and industrial loans	5,227	(1,841)	—	238	3,624
Consumer loans	288	(21)	—	—	267
Total	$15,400	$2,762	$—	$238	$18,400
2016:
Real estate loans:
Residential properties	$6,799	$(130)	$—	$—	$6,669
Commercial properties	1,813	1,051	(50)	169	2,983
Land and construction	103	130	—	—	233
Commercial and industrial loans	1,649	3,578	—	—	5,227
Consumer loans	236	52	—	—	288
Total	$10,600	$4,681	$(50)	$169	$15,400
2015:
Real estate loans:
Residential properties	$6,546	$253	$—	$—	$6,799
Commercial properties	1,499	624	(310)	—	1,813
Land and construction	67	36	—	—	103
Commercial and industrial loans	1,897	1,665	(1,913)	—	1,649
Consumer loans	141	95	—	—	236
Total	$10,150	$2,673	$(2,223)	$—	$10,600
2014:
Real estate loans:
Residential properties	$6,135	$411	$—	$—	$6,546
Commercial properties	1,425	74	—	—	1,499
Land and construction	37	30	—	—	67
Commercial and industrial loans	2,149	(252)	—	—	1,897
Consumer loans	169	(28)	—	—	141
Total	$9,915	$235	$—	$—	$10,150
2013:
Real estate loans:
Residential properties	$4,355	$1,802	$—	$—	$6,157
Commercial properties	936	561	(57)	—	1,440
Commercial and industrial loans	2,841	71	(763)	—	2,149
Consumer loans	208	(39)	—	—	169
Total	$8,340	$2,395	$(820)	$—	$9,915

Excluding the loans acquired in an acquisition and any related allocated ALLL, our ALLL as a percentage of total loans was 0.54% and 0.60% as of December 31, 2017, and December 31, 2016, respectively.

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

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method at December 31:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit Component Other Loans
	Evaluated for Impairment		Purchased Impaired	Total
	Individually	Collectively
2017:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,715	$—	$9,715	$248
Commercial properties	—	4,399	—	4,399	1,449
Land	—	395	—	395	4
Commercial and industrial loans	909	2,715	—	3,624	1,204
Consumer loans	—	267	—	267	100
Total	$909	$17,491	$—	$18,400	$3,005
Loans:
Real estate loans:
Residential properties	$—	$2,581,245	$—	$2,581,245	$26,605
Commercial properties	4,037	691,632	1,079	696,748	168,057
Land	—	(837)	837	—	167
Commercial and industrial loans	9,399	299,539	1,841	310,779	62,849
Consumer loans	—	29,330	—	29,330	2,899
Total	$13,436	$3,600,909	$3,757	$3,618,102	$260,577
2016:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,669	$—	$6,669	$128
Commercial properties	—	2,983	—	2,983	136
Land	—	233	—	233	2
Commercial and industrial loans	—	5,227	—	5,227	147
Consumer loans	—	288	—	288	19
Total	$—	$15,400	$—	$15,400	$432
Loans:
Real estate loans:
Residential properties	$6,093	$1,774,796	$—	$1,780,889	$12,373
Commercial properties	2,148	474,634	177	476,959	24,796
Land	—	24,100	—	24,100	437
Commercial and industrial loans	753	233,992	3,196	237,941	20,165
Consumer loans	—	32,127	—	32,127	1,266
Total	$8,994	$2,539,649	$3,373	$2,552,016	$59,037

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit Component Other Loans
	Evaluated for Impairment		Purchased Impaired	Total
	Individually	Collectively
2015:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,799	$—	$6,799	$127
Commercial properties	30	1,783	—	1,813	363
Land	—	103	—	103	42
Commercial and industrial loans	—	1,649	—	1,649	187
Consumer loans	—	236	—	236	13
Total	$30	$10,570	$—	$10,600	$732
Loans:
Real estate loans:
Residential properties	$—	$1,160,568	$—	$1,160,568	$7,747
Commercial properties	6,275	352,162	354	358,791	43,287
Land	—	11,180	1,140	12,320	4,267
Commercial and industrial loans	5,687	185,732	5,165	196,584	28,231
Consumer loans	76	37,130	—	37,206	1,761
Total	$12,038	$1,746,772	$6,659	$1,765,469	$85,293
2014:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,586	$—	$6,586	$26
Commercial properties	26	1,500	—	1,526	193
Land	—	—	—	—	4
Commercial and industrial loans	686	1,211	—	1,897	45
Consumer loans	—	141	—	141	—
Total	$712	$9,438	$—	$10,150	$268
Loans:
Real estate loans:
Residential properties	$43	$842,092	$—	$842,135	$2,861
Commercial properties	5,742	199,378	200	205,320	21,126
Land	—	4,309	—	4,309	1,099
Commercial and industrial loans	5,635	86,343	1,559	93,537	5,893
Consumer loans	116	20,962	47	21,125	8
Total	$11,536	$1,153,084	$1,806	$1,166,426	$30,987
2013:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,157	$—	$6,157	$36
Commercial properties	190	1,250	—	1,440	290
Land	—	—	—	—	26
Commercial and industrial loans	925	1,224	—	2,149	126
Consumer loans	—	169	—	169	11
Total	$1,115	$8,800	$—	$9,915	$489
Loans:
Real estate loans:
Residential properties	$2,248	$630,832	$—	$633,080	$3,449
Commercial properties	821	150,053	4,108	154,982	23,968
Land	—	2,314	1,480	3,794	1,939
Commercial and industrial loans	2,999	88,209	2,047	93,255	10,354
Consumer loans	$—	18,441	43	18,484	160
Total	6,068	$889,849	$7,678	$903,595	$39,870

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in the DCB and PRB acquisitions, and the stated principal balance of the related loans. The discount is equal to 1.15% and 0.73% of the stated principal balance of these loans as of December 31, 2017 and 2016, respectively. In addition to this unaccreted credit component discount, an additional $0.2 million and $0.5 million of the ALLL were provided for these loans as of December 31, 2017 and 2016, respectively.

Liquidity

Liquidity management focuses on our ability to generate, on a timely and cost-effective basis, cash sufficient to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. Our liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in marketable securities or held as cash at the FRBSF or other financial institutions.

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of FFI common stock. The remaining balances of the Company’s lines of credit available to draw down totaled $943 million at December 31, 2017.

Cash Flows Provided by Operating Activities. During the year ended December 31, 2017 operating activities provided net cash of $37.9 million, comprised primarily of our net income of $27.6 million and $4.5 million change in deferred tax benefits. During the year ended December 31, 2016 operating activities provided net cash of $19.8 million, comprised primarily of our net income of $23.3 million.

Cash Flows Used in Investing Activities. During the year ended December 31, 2017, investing activities used net cash of $569 million, primarily to fund a $1.2 billion net increase in loans and a $9.8 million net increase in securities AFS, offset partially by $450 million in proceeds from loan sales, $91 million in cash received from the C1B acquisition, and $16.5 million in proceeds from  sales of FHLB Stock. During the year ended December 31, 2016, investing activities used net cash of $1.0 billion, primarily to fund a $1.3 billion net increase in loans and a $55.6 million net increase in securities AFS, offset partially by $311.7 million in proceeds from loan sales and $104.1 million in proceeds from securities sales.

Cash Flow Provided by Financing Activities. During the year ended December 31, 2017, financing activities provided net cash of $54 million, consisting primarily of a net increase of $605 million in deposits, $50 million increase in borrowings, and $28 million proceeds from the sale of stock, offset partially by a net decrease of $622 million in FHLB advances. During the year ended December 31, 2016, financing activities provided net cash of $1.4 billion, consisting primarily of a net increase of $905 million in deposits and a net increase of $454 million in borrowings.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At December 31, 2017 and 2016, the loan-to-deposit ratios at FFB were 110.9%, and 115.7%, respectively.

Contractual Obligations

The following table summarizes the indicated contractual obligations of the Company as of the December 31, 2017:

	Payments Due by Period
(dollars in thousands)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

FHLB Advances	$628,000	$628,000	$—	$—	$—
FFI line of credit loan	50,000	—	—	50,000	—
Operating lease obligations	29,083	5,563	11,080	9,520	2,920
Total	$707,083	$633,563	$11,080	$59,520	$2,920

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of December 31, 2017:

(dollars in thousands)
Commitments to fund new loans	$44,561
Commitments to fund under existing loans, lines of credit	211,712
Commitments under standby letters of credit	2,352

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of December 31, 2017, FFB was obligated on $168 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $143 million of deposits from the State of California.

Asset and Liability Management: Interest Rate Risk

Interest rate risk is inherent in financial services businesses. Management of interest-earning assets and interest-bearing liabilities in terms of rate and maturity has an important effect on our liquidity and net interest margin. Interest rate risk results from interest-earning assets and interest-bearing liabilities maturing or repricing at different times, on a different basis or in unequal amounts. The Board of Directors of FFB approves policies and limits governing the management of interest rate risk. The asset / liability committee formed by these policies is responsible for monitoring our interest rate risk and providing periodic reports to the Board of Directors regarding our compliance with these policies and limits. We have established three primary measurement processes to quantify and manage our interest rate risk. These include: (i) gap analysis which measures the repricing mismatches of asset and liability cash flows; (ii) net interest income simulations which are used to measure the impact of instantaneous parallel changes in interest rates on net interest income over a 12 month forecast period; and (iii) economic value of equity calculations which measure the sensitivity of our economic value of equity to simultaneous parallel changes in interest rates.

Gap Analysis. Under this analysis, rate sensitivity is measured by the extent to which our interest-earning assets and interest-bearing liabilities reprice or mature at different times. Rate sensitivity gaps in which the repricing of interest-earning assets exceed the repricing of interest-bearing liabilities tend to produce an expanded net yield on interest-earning assets in rising interest rate environments and a reduced net yield on interest-earning assets in declining interest rate environments. Conversely, when the repricing of interest-bearing liabilities exceed the repricing of interest-earning assets, the net yield on interest-earning assets generally declines in rising interest rate environments and increases in declining interest rate environments. The following table sets forth the interest-earning assets and interest-bearing liabilities on the basis of when they reprice or mature as of December 31, 2017:

(dollars in thousands)	Less than 1 year	From 1 to 3 Years	From 3 to 5 Years	Over 5 Years	Total
Interest-earnings assets:
Cash equivalents	$103,431	$—	$—	$—	$103,431
Securities, FHLB stock	90,987	122,947	98,944	233,098	545,976
Loans	684,276	658,834	1,076,156	1,382,773	3,802,039
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	(235,294)	—	—	—	(235,294)
Money market and savings	(1,210,240)	—	—	—	(1,210,240)
Certificates of deposit	(772,326)	(127,228)	(1,243)	—	(900,797)
Borrowings	(678,000)	—	—	—	(678,000)
Net: Current Period	$(2,017,166)	$654,553	$1,173,857	$1,615,871	$1,427,115
Net: Cumulative	$(2,017,166)	$(1,362,613)	$(188,756)	$1,427,115

The cumulative positive total of $1.4 billion reflects the funding provided by noninterest-bearing deposits and equity. Because we had a $2 billion net negative position at December 31, 2017 for the repricing period of less than one year, the result of this analysis indicate that we would be adversely impacted by a short term increase in interest rates and would benefit from a short term decrease in interest rates.

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

Net Interest Income Simulations (“NII”). Under this analysis, we use a simulation model to measure and evaluate potential changes in our net interest income resulting from changes in interest rates. This model measures the impact of instantaneous shocks of 100, 200, 300 and 400 basis points on our net interest income over a 12 month forecast period. The computed changes to our net interest income between hypothetical rising and declining rate scenarios for the twelve month period beginning December 31, 2017 are as follows:

Assumed Instantaneous Change in Interest Rates	Estimated Increase (Decrease) in Net Interest Income
+ 100 basis points	(10.2)%
+ 200 basis points	(19.5)%
+ 300 basis points	(30.0)%
+ 400 basis points	(39.5)%
- 100 basis points	0.6%
- 200 basis points	(2.0)%

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

Economic Value of Equity Calculations (“EVE”). The EVE measures the sensitivity of our market value equity to simultaneous changes in interest rates. EVE is derived by subtracting the economic value of FFB’s liabilities from the economic value of its assets, assuming current and hypothetical interest rate environments. EVE is based on all of the future cash flows expected to be generated by the FFB’s current balance sheet, discounted to derive the economic value of FFB’s assets & liabilities. These cash flows may change depending on the assumed interest rate environment and the resulting changes in other assumptions, such as prepayment speeds. The computed changes to our economic value of equity between hypothetical rising and declining rate scenarios as of December 31, 2017 are as follows:

Assumed Simultaneous Change in Interest Rates	Estimated Increase (Decrease) in Economic Value of Equity
+ 100 basis points	4.4%
+ 200 basis points	2.4%
+ 300 basis points	3.7%
+ 400 basis points	4.4%
- 100 basis points	(6.0)%
- 200 basis points	(15.5)%

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2017
CET1 capital ratio	$366,236	11.99%	$137,435	4.50%
Tier 1 leverage ratio	366,236	8.44%	173,514	4.00%
Tier 1 risk-based capital ratio	366,236	11.99%	183,246	6.00%
Total risk-based capital ratio	385,236	12.61%	244,328	8.00%
December 31, 2016
CET1 capital ratio	$285,754	12.80%	$100,432	4.50%
Tier 1 leverage ratio	285,754	8.76%	130,525	4.00%
Tier 1 risk-based capital ratio	285,754	12.80%	133,910	6.00%
Total risk-based capital ratio	301,664	13.52%	178,547	8.00%
December 31, 2015
CET1 capital ratio	$256,007	17.44%	$66,072	4.50%
Tier 1 leverage ratio	256,007	11.81%	86,736	4.00%
Tier 1 risk-based capital ratio	256,007	17.44%	88,096	6.00%
Total risk-based capital ratio	267,027	18.19%	117,461	8.00%
FFB
December 31, 2017
CET1 capital ratio	$398,709	13.07%	$137,290	4.50%	$198,308	6.50%
Tier 1 leverage ratio	398,709	9.20%	173,363	4.00%	216,703	5.00%
Tier 1 risk-based capital ratio	398,709	13.07%	183,053	6.00%	244,071	8.00%
Total risk-based capital ratio	417,709	13.69%	244,071	8.00%	305,089	10.00%
December 31, 2016
CET1 capital ratio	$272,221	12.23%	$100,166	4.50%	$144,685	6.50%
Tier 1 leverage ratio	272,221	8.36%	130,305	4.00%	162,881	5.00%
Tier 1 risk-based capital ratio	272,221	12.23%	133,555	6.00%	178,074	8.00%
Total risk-based capital ratio	288,131	12.94%	178,074	8.00%	222,592	10.00%
December 31, 2015
CET1 capital ratio	$206,341	14.10%	$65,872	4.50%	$95,148	6.50%
Tier 1 leverage ratio	206,341	9.54%	86,543	4.00%	108,179	5.00%
Tier 1 risk-based capital ratio	206,341	14.10%	87,829	6.00%	117,106	8.00%
Total risk-based capital ratio	217,361	14.85%	117,106	8.00%	146,382	10.00%

As of each of the dates set forth in the above table, the Company (on a consolidated basis) exceeded the minimum required capital ratios applicable to it and FFB (on a stand-alone basis) qualified as a well-capitalized depository institution under the capital adequacy guidelines described above.

As of December 31, 2017, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $200 million for the CET1 capital ratio, $182 million for the Tier 1 Leverage Ratio, $155 million for the Tier 1 risk-based capital ratio and $113 million for the Total risk-based capital ratio.

During the years ended December 31, 2017 and 2016, FFI made capital contributions to FFB of $65 million and $40 million, respectively. As of December 31, 2017, FFI had $20.4 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

In July, 2013, the federal bank regulatory agencies approved the New Capital Rules implementing the Basel Committee on Banking Supervision's capital guidelines for U.S. banks. The New Capital Rules became effective on January 1, 2015, with certain of the requirements phased-in over a multi-year schedule, and fully phased in by January 1, 2019.  The rules include a new common equity Tier 1 ("CET1") capital to risk-weighted assets ratio with minimums for capital adequacy and prompt corrective action purposes of 4.5% and 6.5%, respectively.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  Capital amounts and ratios for December 31, 2014 are calculated using Basel I rules. For additional information regarding these New Capital Rules, see Item 1 “Business —Supervision and Regulation—Capital Requirements Applicable to Banks and Bank Holding Companies” in Part I above.

We did not pay dividends in 2017 or 2016 and we have no plans to pay dividends at least for the foreseeable future. Instead, it is our intention to retain internally generated cash flow to support our growth. Moreover, the payment of dividends is subject to certain regulatory restrictions, which are discussed in Item 1 “Business—Supervision and Regulation—Dividends” in Part I above.

We had no material commitments for capital expenditures as of December 31, 2017. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, including by opening additional wealth management offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns, although we do not have any immediate plans, arrangements or understandings relating to any material acquisition. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations. See Item 1A – “Risk Factors” in Part I above for information regarding the impact that future sales of our common stock may have on the share ownership of our existing stockholders.

At-the-Market Offering

On February 16, 2017, the Company and the Bank entered into an Equity Distribution Agreement (the “Distribution Agreement”) with FBR Capital Markets & Co., Raymond James & Associates, Inc., Sandler O’Neill & Partners, L.P., and D.A. Davidson & Co. (collectively, the “Distribution Agents”) to sell shares of the Company’s common stock, par value $0.001 per share (the “ATM Shares”), having an aggregate offering price of up to $80 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). The sales of the ATM Shares may be made in negotiated transactions or other transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933. The Company has no obligation to sell any of the ATM Shares under the Distribution Agreement, and may at any time suspend sales of the ATM Shares under the Distribution Agreement. The Company has determined to suspend sales of the ATM Shares upon the filing of this Report.

The Company has agreed to pay the Distribution Agents commissions for their services in acting as agent in the sale of ATM Shares, and the Company advanced $90,000 to the Distribution Agents for their out-of-pocket legal fees incurred in connection with the ATM Program.  The Distribution Agents are entitled to compensation at a commission rate equal to 2.0% of the gross proceeds from the sale of ATM Shares pursuant to the Distribution Agreement; provided, however, that the compensation payable to each Distribution Agent upon the sale of ATM Shares pursuant to the Distribution Agreement will be reduced by $22,500 in a manner such that no compensation will be paid to a Distribution Agent until the amount of the commission earned by such Distribution Agent exceeds $22,500. The Distribution Agreement contains representations and warranties and covenants that are customary for transactions of this type. In addition, the Company has agreed to indemnify the Distribution Agents against certain liabilities on customary terms, subject to limitations on such arrangements imposed by applicable law and regulation.

During the second quarter of 2017, we commenced sales of common stock through the ATM Program. The details of the shares of common stock sold through the ATM Program during 2017 are as follows:

Month	Number of Shares Sold	Weighted Average Price	Net Proceeds
(in thousands, except share and per share amounts)

April, 2017	115,270	$16.24	$1,857
May, 2017	528,036	$16.40	8,486
June, 2017	11,272	$16.51	182
July, 2017	191,900	$16.57	3,116
August, 2017	100,552	$17.52	1,725
September, 2017	379,030	$17.35	6,469
October, 2017	56,446	$18.14	1,003
Total	1,382,506	$16.83	$22,838

As of December 31, 2017, the remaining dollar value of common stock we had available to sell under the ATM Program was $56.7 million.

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

FIRST FOUNDATION INC

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

First Foundation, Inc. and Subsidiaries

Irvine, California

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Foundation, Inc. and Subsidiaries (the "Company") as of December 31, 2017 and 2016, and the related consolidated statements of income and comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the "financial statements").

We also have audited the Company's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, and as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

We have served as the Company's auditor since 2007.

Rancho Cucamonga, California

March 16, 2018

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$120,394	$597,946
Securities available-for-sale (“AFS”)	519,364	509,578
Loans held for sale	154,380	250,942

Loans, net of deferred fees	3,663,727	2,555,709
Allowance for loan and lease losses (“ALLL”)	(18,400)	(15,400)
Net loans	3,645,327	2,540,309

Premises and equipment, net	6,581	6,730
Investment in FHLB stock	19,060	33,750
Deferred taxes	12,143	16,811
Real estate owned (“REO”)	2,920	1,734
Goodwill and intangibles	33,576	2,177
Other assets	27,440	15,426
Total Assets	$4,541,185	$3,975,403

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$3,443,527	$2,426,795
Borrowings	678,000	1,250,000
Accounts payable and other liabilities	24,707	14,344
Total Liabilities	4,146,234	3,691,139
Commitments and contingencies	—	—
Shareholders’ Equity
Common Stock, par value $.001: 70,000,000 shares authorized; 38,207,766 and 32,719,632 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	38	16
Additional paid-in-capital	314,501	232,428
Retained earnings	85,503	57,065
Accumulated other comprehensive (loss), net of tax	(5,091)	(5,245)
Total Shareholders’ Equity	394,951	284,264
Total Liabilities and Shareholders’ Equity	$4,541,185	$3,975,403

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2017	2016	2015
Interest income:
Loans	$121,707	$85,080	$57,481
Securities	12,407	12,781	5,227
FHLB stock, fed funds sold and interest-bearing deposits	2,687	2,781	1,763
Total interest income	136,801	100,642	64,471
Interest expense:
Deposits	17,443	8,916	4,886
Borrowings	5,740	2,277	1,395
Total interest expense	23,183	11,193	6,281
Net interest income	113,618	89,449	58,190
Provision for loan losses	2,762	4,681	2,673
Net interest income after provision for loan losses	110,856	84,768	55,517
Noninterest income:
Asset management, consulting and other fees	26,710	24,384	23,486
Gain on sale of loans	7,029	7,812	2,935
Loss on capital market activities	—	(1,043)	—
Other income	4,980	3,407	2,352
Total noninterest income	38,719	34,560	28,773
Noninterest expense:
Compensation and benefits	56,558	48,574	40,456
Occupancy and depreciation	15,396	11,978	9,260
Professional services and marketing costs	7,687	9,825	5,490
Other expenses	19,335	10,617	6,252
Total noninterest expense	98,976	80,994	61,458
Income before taxes on income	50,599	38,334	22,832
Taxes on income	23,017	15,031	9,454
Net income	$27,582	$23,303	$13,378
Net income per share:
Basic	$0.80	$0.72	$0.60
Diluted	$0.78	$0.70	$0.58
Shares used in computation:
Basic	34,482,630	32,365,800	22,310,014
Diluted	35,331,059	33,471,816	23,151,710

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2017	2016	2015
Net income	$27,582	$23,303	$13,378
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	1,717	(6,697)	(3,746)
Other comprehensive income (loss) before tax	1,717	(6,697)	(3,746)
Income tax (expense) benefit related to items of other comprehensive income	(707)	2,122	1,542
Other comprehensive income (loss)	1,010	(4,575)	(2,204)

Less: Reclassification adjustment for gains (loss) included in net earnings	—	1,043	—
Income tax (expense) benefit related to reclassification adjustment	—	(409)	—
Reclassification adjustment for gains included in net earnings, net of tax	—	634	—
Other comprehensive income (loss), net of tax	1,010	(3,941)	—
Total comprehensive income	$28,592	$19,362	$(2,204)

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount

Balance: December 31, 2014	15,690,364	$8	$78,204	$20,384	$900	$99,496
Net income	—	—	—	13,378	—	13,378
Other comprehensive loss	—	—	—	—	(2,204)	(2,204)
Stock based compensation	—	—	613	—	—	613
Issuance of common stock:
Exercise of options	62,614	—	405	—	—	405
Stock grants – vesting of RSUs	21,524	—	—	—	—	—
Payout of contingent consideration	62,128	—	452	—	—	452
Sale of stock	544,070	—	5,000	—	—	5,000
Stock issued in acquisition	1,242,690	1	11,805	—	—	11,806
Public offering	14,337,662	7	130,751	—	—	130,758
Tax windfall from exercise of stock options	—	—	32	—	—	32
Balance: December 31, 2015	31,961,052	16	227,262	33,762	(1,304)	259,736
Net income	—	—	—	23,303	—	23,303
Other comprehensive loss	—	—	—	—	(3,941)	(3,941)
Stock-based compensation	—	—	899	—	—	899
Issuance of common stock:
Exercise of options	690,592	—	4,267	—	—	4,267
Issuance of restricted stock	67,988	—	—	—	—	—
Balance: December 31, 2016	32,719,632	16	232,428	57,065	(5,245)	284,264
Effect of stock split	—	17	(17)	—	—	—
Net income	—	—	—	27,582	—	27,582
Other comprehensive income
Other Comprehensive Income	—	—	—	—	1,010	1,010
Reclassification of Stranded Tax Effects	—	—	—	856	(856)	—
Stock based compensation	—	—	1,838	—	—	1,838
Issuance of common stock:
Exercise of options	1,072,000	1	5,546	—	—	5,547
Stock grants – vesting of RSUs	78,005	—	—	—	—	—
Stock issued in acquisition	2,955,623	3	51,868	—	—	51,871
Capital raise	1,382,506	1	22,838	—	—	22,839
Balance: December 31, 2017	38,207,766	$38	$314,501	$85,503	$(5,091)	$394,951

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$27,582	$23,303	$13,378
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,762	4,681	2,673
Depreciation and amortization	2,384	1,858	1,350
Stock–based compensation expense	1,838	899	613
Deferred tax expense	4,511	1,337	(1,866)
Amortization of core deposit intangible	394	239	180
Amortization of mortgage servicing rights	555	184	2
Amortization of premiums on purchased loans - net	(586)	(1,200)	(612)
Gain on sale of REO	(104)	—	—
Gain on sale of loans	(7,029)	(7,812)	(2,935)
Gain on sale of securities	—	(1,307)	—
Increase in other assets	(1,541)	(2,089)	(3,655)
Increase (decrease) in accounts payable and other liabilities	7,106	(323)	4,741
Net cash provided by operating activities	37,872	19,770	13,869
Cash Flows from Investing Activities:
Net increase in loans	(1,238,225)	(1,348,286)	(626,245)
Proceeds from sale of loans	457,498	311,709	106,251
Purchases of AFS securities	(29,338)	(145,614)	(446,652)
Proceeds from sale of securities	62,174	104,146	—
Maturities of AFS securities	73,593	91,128	22,826
Proceeds from sale of REO	438	4,652	—
Purchase of REO property	(404)	—	—
Cash in from merger	91,018	—	38,081
Sale (purchase) of FHLB stock, net	16,500	(12,258)	(8,979)
Purchase of premises and equipment	(2,235)	(5,935)	(1,753)
Net cash used in investing activities	(568,981)	(1,000,458)	(916,471)
Cash Flows from Financing Activities:
Increase in deposits	605,171	904,619	439,381
Net (decrease) increase in FHLB advances	(622,000)	454,000	533,000
Term note - borrowings	—	—	10,114
Term note - payments	—	—	(30,000)
Borrowings on line of credit	50,000	—	—
Payoff of acquired debt	(8,000)	—	—
Proceeds from the sale and issuance of stock, net	28,386	4,267	136,163
Net cash provided by financing activities	53,557	1,362,886	1,088,658
Increase (decrease) in cash and cash equivalents	(477,552)	382,198	186,056
Cash and cash equivalents at beginning of year	597,946	215,748	29,692
Cash and cash equivalents at end of year	$120,394	$597,946	$215,748
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$21,704	$10,695	$6,082
Income taxes	$14,655	$17,156	$10,050
Noncash transactions:
Transfer of loans to loans held for sale	$357,462	$519,721	$102,026
Chargeoffs (recoveries) against allowance for loans losses	$(238)	$(119)	$2,223
Transfer from loans to REO	$1,520	$2,350	$—

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2017, 2016, and 2015

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

FFA, established in 1985 and incorporated in the State of California, began operating in 1990 as a fee-based registered investment advisor. FFA provides (i) investment management and financial planning services for high net-worth individuals, retirement plans, charitable institutions and private foundations; (ii) financial, investment and economic advisory and related services to high net-worth individuals and their families, family-owned businesses, and other related organizations; and (iii) support services involving the processing and transmission of financial and economic data for charitable organizations. At the end of 2017, these services were provided to approximately 1,500 clients, primarily located in Southern California, with an aggregate of $4.3 billion of assets under management.

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

At December 31, 2017, the Company employed 394 employees.

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

Years Ended December 31, 2017, 2016, and 2015

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

The Company has sold loans, in 2015 and 2016, through securitizations sponsored by a government sponsored entity, Freddie Mac, who also provided credit enhancement of the loans through certain guarantee provisions. The Company retained the right to provide servicing for the loans except for special servicing for which an unrelated third party was engaged by the VIE. In addition the Company acquired the “B” piece of the securitizations, which is structured to absorb any losses from the securitizations, and interest only strips from the securitization. Because the Company does not act as the special servicer for the VIE and because of the power of Freddie Mac over the VIE that holds the assets from the mortgage loan securitizations, the Company is not the primary beneficiary of the VIE and therefore the VIE is not consolidated.

Reclassifications

Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to the 2017 presentation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, certificates of deposits with maturities of less than ninety days, investment securities with original maturities of less than ninety days, money market mutual funds and federal funds sold. At times, the Bank maintains cash at major financial institutions in excess of FDIC insured limits. However, as the Bank places these deposits with major well-capitalized financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to be minimal. The Bank maintains most of its excess cash at the Federal Reserve Bank, with well-capitalized correspondent banks or with other depository institutions at amounts less than the FDIC insured limits. At December 31, 2017, included in cash and cash equivalents were $101.9 million in funds held at the Federal Reserve Bank.

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank was in compliance with its reserve requirements as of December 31, 2017.

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

Years Ended December 31, 2017, 2016, and 2015

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

Years Ended December 31, 2017, 2016, and 2015

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

Years Ended December 31, 2017, 2016, and 2015

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization, which is charged to expense on a straight-line basis over the estimated useful lives of 3 to 10 years. Premises under leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvements, whichever is shorter. Expenditures for major renewals and betterments of premises and equipment are capitalized and those for maintenance and repairs are charged to expense as incurred. A valuation allowance is established for any impaired long-lived assets. The Company did not have impaired long-lived assets as of December 31, 2017 or 2016.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (“FHLB”), the Bank is required to purchase FHLB stock in accordance with its advances, securities and deposit agreement. This stock, which is carried at cost, may be redeemed at par value. However, there are substantial restrictions regarding redemption and the Bank can only receive a full redemption in connection with the Bank surrendering its FHLB membership. At December 31, 2017, the Bank held $19.1 million of FHLB stock. The Company does not believe that this stock is currently impaired and no adjustments to its carrying value have been recorded.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount.  Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount.  If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income.  As of December 31, 2017 and 2016, no impairment has been recorded.

Servicing fee income, which is reported on the income statement as other income, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal.  The amortization of mortgage servicing rights is netted against loan servicing fee income.

Goodwill

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company will test goodwill for impairment on an annual basis by comparing the fair value of the reporting unit to its carrying amount. The goodwill recorded by the Company was recognized from the acquisition of Pacific Rim Bank in June in 2015 and the acquisition of Community 1st Bancorp and its wholly owned subsidiary, Community 1st Bank in November of 2017, and was not considered impaired at December 31, 2017.

Other Intangible Assets

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions and are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years. At December 31, 2017 and 2016, core deposit intangible assets totaled $6.3 million and $0.9 million, respectively, and we recognized $0.4 million, $0.2 million and $0.2 million in core deposit intangible amortization expense in 2017, 2016 and 2015, respectively.

Revenue Recognition

Interest on Loans: Interest income is accrued daily on the Company’s outstanding loan balances. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal and, generally, when a loan becomes contractually past due for ninety days or more with respect to principal or interest. The accrual of interest may be continued on a well-secured loan contractually past due ninety days or more with respect to principal or interest if the loan is in the process of collection or collection of the principal and interest is deemed probable.

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

Years Ended December 31, 2017, 2016, and 2015

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

New Accounting Pronouncements

In February 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). ASU 2018-02 allows entities to elect to reclassify stranded tax effects on items within AOCI, resulting from the new tax bill signed into law on December 22, 2017, to retained earnings. The Company elected to early adopt this new standard in 2017 and recorded a reclassification from AOCI to retained earnings in the amount of $0.9 million.

In February 2017, FASB issued ASU 2017-05 “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets”

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

which clarifies that the guidance in Accounting Standards Codification (“ASC”) 610-20 on accounting for derecognition of a nonfinancial asset and in-substance nonfinancial asset applies only when the asset (or asset group) does not meet the definition of a business and provides guidance for partial sales of nonfinancial assets. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that period. The adoption of ASU No. 2017-05 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which provides updated guidance on how an entity is required to test goodwill for impairment. This update is effective for the Company for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The adoption of ASU No. 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In January 2017, FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business” which provides guidance in clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within the period. The adoption of ASU No. 2017-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” which provides guidance for eight specific cash flow issues. FASB issued the standard to clarify areas where GAAP has been either unclear or lacking in specific guidance. This update is effective for the Company for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of ASU No. 2016-15 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

In June 2016, FASB issued ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments” which introduces new guidance for the accounting for credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination.  The new model, referred to as the current expected credit losses (CECL) model, will apply to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures.  Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure. This update is effective for the Company for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company has begun analyzing the data requirements needed to implement   the adoption of ASU 2016-13 and we expect that the adoption of ASU 2016-13 may have a significant impact on the Company’s recording of its allowance for loan losses. The financial statement impact of the implementation of ASU 2016-13 is undeterminable at this time.

On February 25, 2016, FASB issued ASU 2016-02, Leases (Topic 842). The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months.  This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance.  The amendments in this Update are effective for interim and annual periods beginning after December 15, 2018.  We expect the adoption of ASU 2016-02 to require capitalization of the Company’s building leases at each of its locations. The Company is evaluating the effects of the adoption of ASU 2016-02 on its financial statements and disclosures.

On January 5, 2016, FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU No. 2016-16 is not expected to have a material impact on the Company’s Consolidated Financial Statements.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

NOTE 2: ACQUISITIONS

   On November 10, 2017, the Company completed the acquisition of Community 1st Bancorp and its wholly owned subsidiary, Community 1st Bank (collectively “C1B”), through a merger of C1B with and into the Bank, in exchange for 2,955,623 shares of common stock of FFI with a fair value of $17.55 per share. The primary reason for acquiring C1B was to expand our operations in Northern California.

The acquisition of C1B was accounted for under the purchase method of accounting. The acquired assets, assumed liabilities and identifiable intangible assets are recorded at their respective acquisition date fair values. Goodwill of $26 million, which is not tax deductible, is included in intangible assets in the table below.

The following table represents the assets acquired and liabilities assumed of C1B as of November 10, 2017 and the fair value adjustments and amounts recorded by the Bank in 2017 under the acquisition method of accounting:

	C1B Book Value	Fair Value Adjustments	Fair Value
(dollars in thousands)
Assets Acquired:
Cash and cash equivalents	$91,018	$—	$91,018
Securities AFS	114,796	(583)	114,213
Loans, net of deferred fees	230,203	(2,979)	227,224
Allowance for loan losses	(3,097)	3,097	—
Premises and equipment, net	1,636	(1,636)	—
Deferred taxes	1,288	(738)	550
REO	248	(248)	—
Goodwill	—	26,000	26,000
Core deposit intangible	—	5,793	5,793
FHLB stock and other stock holdings	2,116	(140)	1,976
Other assets	8,556	(641)	7,915
Total assets acquired	$446,764	$27,925	$474,689

Liabilities Assumed:
Deposits	$411,463	$98	$411,561
Borrowings	7,857	143	8,000
Accounts payable and other liabilities	4,931	(1,674)	3,257
Total liabilities assumed	424,251	(1,433)	422,818
Excess of assets acquired over liabilities assumed	22,513	29,358	51,871
Total	$446,764	$27,925	$474,689

Consideration:
Stock issued			$51,871

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

For loans acquired from C1B, the contractual amounts due, expected cash flows to be collected and fair value as of the acquisition date were as follows:

(dollars in thousands)	Purchased Credit Impaired	All Other Acquired Loans

Contractual amounts due	$3,718	$302,537
Cash flows not expected to be collected	955	3,687
Expected cash flows	2,763	298,850
Interest component of expected cash flows	603	73,786
Fair value of acquired loans	$2,160	$225,064

In accordance with generally accepted accounting principles there was no carryover of the allowance for loan losses that had been previously recorded by C1B.

The Company recorded a deferred income tax asset of $0.6 million related to C1B’s operating loss carry-forward and other tax attributes of C1B, along with the effects of fair value adjustments resulting from applying the purchase method of accounting.

The fair value of savings and transaction deposit accounts acquired from C1B were assumed to approximate their carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into pools based on remaining maturity. For each pool, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each pool is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment will be accreted to reduce interest expense over the remaining maturities of the respective pools. The Company also recorded a core deposit intangible, which represents the value of the deposit relationships acquired from C1B, of $5.8 million. The core deposit intangible will be amortized over a period of 7 years.

Pro Forma Information (unaudited)

The following table presents unaudited pro forma information as if the (i) acquisition of C1B had occurred on January 1, 2017, January 1, 2016 and January 1, 2015, for 2017, 2016 and 2015, respectively, after giving effect to certain adjustments and (ii) the acquisition of Pacific Rim Rank (“PRB”) had occurred on January 1, 2015 for 2015, after giving effect to certain adjustments.   The unaudited pro forma information for these periods includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, adjustments for interest expense on deposits acquired, and the related income tax effects of all these items and the income tax costs or benefits derived from the income or loss before taxes of C1B and PRB. The net effect of these pro forma adjustments were decreases of $0.5 million, $0.7 million and $0.3 million in net income for 2017, 2016 and 2015, respectively. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

	2017	2016	2015
(dollars in thousands)

Net interest income	$123,809	$98,663	$67,843
Provision for loan losses	2,882	4,911	2,673
Noninterest income	39,242	35,169	29,453
Noninterest expenses	109,103	89,705	71,674
Income before taxes	51,066	39,216	22,949
Taxes on income	23,229	15,377	9,503
Net income	$27,837	$23,839	$13,446

Net income per share:
Basic	$0.75	$0.67	$0.52
Diluted	$0.74	$0.65	$0.50

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

 The revenues (net interest income and noninterest income) and income before taxes for the period from November 10, 2017 to December 31, 2017 related to the operations acquired from C1B and included in the results of operations for 2017 was approximately $1.4 million and $0.9 million, respectively. The revenues and income before taxes for the period from June 16, 2015 to December 31, 2015 related to the operations acquired from PRB and included in the results of operations for 2015 was approximately $2.5 million and $0.8 million, respectively.

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

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
(dollars in thousands)
December 31, 2017:
Investment securities available for sale
US Treasury securities	$493	$493	$—	$—
Agency mortgage-backed securities	464,019	—	464,019	—
Corporate bonds	19,000	—	19,000	—
Beneficial interest – FHLMC securitization	35,852	—	—	35,852
Total assets at fair value on a recurring basis	$519,364	$493	$483,019	$35,852
December 31, 2016:
Investment securities available for sale
US Treasury securities	$297	$297	$—	$—
Agency mortgage-backed securities	468,909	—	468,909	—
Beneficial interest – FHLMC securitization	40,372	—	—	40,372
Total assets at fair value on a recurring basis	$509,578	$297	$468,909	$40,372

The decrease in level 3 assets from December 31, 2016 was due to Beneficial interest – FHLMC securitization paydowns.

Assets Measured at Fair Value on a Nonrecurring Basis

Impaired Loans. ASC 820-10 applies to loans measured for impairment in accordance with ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, at the fair value of the loan’s collateral (if the loan is collateral dependent) less estimated selling costs.  When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

used to determine the fair value, we measure the impaired loan at nonrecurring Level 3.  The total collateral dependent impaired Level 3 loans were $13.4 million and $9.0 million at December 31, 2017 and December 31, 2016, respectively.  There were no specific reserves related to these loans at December 31, 2017 and December 31, 2016.

Real Estate Owned.  The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.  As of December 31, 2017 and 2016, the fair value of real estate owned was $2.9 million and $1.7 million, respectively.

Mortgage Servicing Rights. At December 31, 2017 and 2016, the fair value of the mortgage servicing rights (“MSRs”) was $4.8 million and $2.2 million, respectively.  The fair value of the MSRs for these dates was determined using values obtained from a third party that utilizes a valuation model that calculates the present value of estimated future servicing income.  The model incorporates assumptions that market participants use in estimating future net servicing income, including estimates of prepayment speeds and discount rates.  Mortgage loan prepayment speed is the annual rate at which borrowers are forecasted to repay their mortgage loan principal and is based on historical experience.  The discount rate is used to determine the present value of future net servicing income.  Another key assumption in the model is the required rate of return the market would expect for an asset with similar risk.  These assumptions can, and generally will, change quarterly valuations as market conditions and interest rates change.  Management reviews, annually, the process utilized by its independent third-party valuation experts.

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

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as level 3 include beneficial interests – FHLMC securitization.  Significant assumptions in the valuation of these Level 3 securities as of December 31, 2017 included a prepayment rate of 15% and discount rates ranging from 4.0% to 10%.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

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

Loans held for sale. The fair value of loans held for sales is determined using secondary market pricing.

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

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
December 31, 2017:
Assets:
Cash and cash equivalents	$120,394	$120,394	$—	$—	$120,934
Securities AFS	519,364	493	483,019	35,852	519,364
Loans held for sale	154,380	—	155,345	—	154,380
Loans, net	3,645,327	—	—	3,617,060	3,617,060
Investment in FHLB stock	19,060	—	19,060	—	19,060
Liabilities:
Deposits	3,443,527	2,542,730	901,877	—	3,444,607
Borrowings	678,000	—	628,000	50,000	678,000
December 31, 2016:
Assets:
Cash and cash equivalents	$597,946	$597,946	$—	$—	$597,946
Securities AFS	509,578	297	468,909	40,372	509,578
Loans held for sale	250,942	—	253,953	—	253,953
Loans, net	2,540,309	—	—	2,529,360	2,529,360
Investment in FHLB stock	33,750	—	33,750	—	33,750
Liabilities:
Deposits	2,426,795	1,797,329	629,594	—	2,426,923
Borrowings	1,250,000	—	1,250,000	—	1,250,000

NOTE 4: SECURITIES

The following table provides a summary of the Company’s AFS securities portfolio at December 31:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
(dollars in thousands)		Gains	Losses
2017:
US Treasury securities	$499	$—	$(6)	$493

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

	Amortized Cost	Gross Unrealized		Estimated Fair Value
(dollars in thousands)		Gains	Losses
Agency mortgage-backed securities	471,131	287	(7,399)	464,019
Beneficial interest – FHLMC securitization	35,930	1,811	(1,889)	35,852
Corporate bonds	19,000	—	—	19,000
Total	$526,560	$2,098	$(9,294)	$519,364
2016:
US Treasury securities	$300	$—	$(3)	$297
Agency mortgage-backed securities	476,163	160	(7,414)	468,909
Beneficial interest – FHLMC securitization	42,028	711	(2,367)	40,372
Total	$518,491	$871	$(9,784)	$509,578

The US Treasury Securities are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations.

The table below indicates, as of December 31, 2017, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2017
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury securities	$197	$(2)	$296	$(4)	$493	$(6)
Agency mortgage backed securities	158,984	(1,394)	259,213	(6,005)	418,197	(7,399)
Beneficial interest – FHLMC securitization	—	—	8,738	(1,889)	8,738	(1,889)
Total temporarily impaired securities	$159,181	$(1,396)	$268,247	$(7,898)	$427,428	$(9,294)

	Securities with Unrealized Loss at December 31, 2016
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury securities	297	(3)	—	—	297	(3)
Agency mortgage backed securities	445,591	(7,414)	—	—	445,591	(7,414)
Beneficial interest – FHLMC securitization	18,636	(2,367)	—	—	18,636	(2,367)
Total temporarily impaired securities	$464,524	$(9,784)	$—	$—	$464,524	$(9,784)

Unrealized losses on US Treasury securities, agency notes and agency mortgage-backed securities have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell and it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery. The decline in fair value is largely due to changes in interest rates. The fair value is expected to recover as the bonds approach maturity.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

The scheduled maturities of securities AFS, other than agency mortgage backed securities, and the related weighted average yield is as follows as of December 31:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
2017
Amortized Cost:
US Treasury securities	$—	$499	$—	$—	$499
Corporate bonds	—	—	19,000	—	19,000
Total	—	499	19,000	—	19,499
Weighted average yield	—%	1.03%	5.24%	—%	5.13%
Estimated Fair Value:
US Treasury securities	$—	$493	$—	$—	$493
Corporate bonds	—	—	19,000	—	19,000
Total	$—	$493	$19,000	$—	$19,493

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
2016
Amortized Cost:
US Treasury securities	$—	$300	$—	$—	$300
Weighted average yield	—%	0.90%	—%	—%	0.90%
Estimated Fair Value:
US Treasury securities	$—	$297	$—	$—	$297
Total	$—	$297	$—	$—	$297

Agency mortgage backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests in FHLMC securitizations as of December 31, 2017 and 2016 was 2.55% and 2.58%, respectively.

NOTE 5: LOANS

The following is a summary of our loans as of December 31:

(dollars in thousands)	2017	2016
Recorded investment balance:
Loans secured by real estate:
Residential properties:
Multifamily	$1,935,429	$1,178,003
Single family	645,816	602,886
Total real estate loans secured by residential properties	2,581,245	1,780,889
Commercial properties	696,748	476,959
Land	37,160	24,100
Total real estate loans	3,315,153	2,281,948
Commercial and industrial loans	310,779	237,941
Consumer loans	29,330	32,127
Total loans	3,655,262	2,552,016
Deferred expenses, net	8,465	3,693
Total	$3,663,727	$2,555,709

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

As of December 31, 2017 and 2016, the principal balances shown above are net of unaccreted discount related to loans acquired in acquisitions of $4.0 million and $1.6 million, respectively.

In 2012, 2015, and 2017 the Company purchased loans, for which there was, at acquisition, evidence of deterioration in credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows at December 31:

(dollars in thousands)	2017	2016
Outstanding principal balance:
Loans secured by real estate:
Commercial properties	$1,525	$295
Land	1,096	—
Total real estate loans	2,621	295
Commercial and industrial loans	2,774	4,258
Consumer loans	—	17
Total loans	5,395	4,570
Unaccreted discount on purchased credit impaired loans	(1,638)	(1,197)
Total	$3,757	$3,373

Accretable yield, or income expected to be collected on purchased credit impaired loans, is as follows at December 31:

(dollars in thousands)	2017	2016
Beginning balance	$289	$582
Accretion of income	(108)	(185)
Reclassifications from nonaccretable difference	66	—
Acquisitions	603	—
Disposals	—	(108)
Ending balance	$850	$289

The following table summarizes our delinquent and nonaccrual loans as of December 31:

	Past Due and Still Accruing				Total Past Due and Nonaccrual
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
2017:
Real estate loans:
Residential properties	$78	$—	$—	$—	$78	$2,581,167	$2,581,245
Commercial properties	—	—	1,320	1,742	3,062	693,686	696,748
Land	—	—	—	—	—	37,160	37,160
Commercial and industrial loans	—	—	789	9,617	10,406	300,373	310,779
Consumer loans	—	—	—	—	—	29,330	29,330
Total	$78	$—	$2,109	$11,359	$13,546	$3,641,716	$3,655,262
Percentage of total loans	0.00%	—%	0.06%	0.31%	0.37%
2016:
Real estate loans:
Residential properties	$—	$—	$—	$3,759	$3,759	$1,777,130	$1,780,889
Commercial properties	—	—	2,128	1,120	3,248	473,711	476,959
Land	—	—	—	—	—	24,100	24,100
Commercial and industrial loans	—	2	3,800	3,359	7,161	230,780	237,941
Consumer loans	—	—	—	—	—	32,127	32,127
Total	$—	$2	$5,928	$8,238	$14,168	$2,537,848	$2,552,016
Percentage of total loans	—%	0.00%	0.23%	0.32%	0.56%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

As of December 31, 2017, the Company had seven loans with a balance of $4.5 million classified as troubled debt restructurings (“TDR”). All seven loans were classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loans.  As of December 31, 2016, the Company had five loans with a balance of $3.4 million classified as troubled debt restructurings (“TDR”).  These loans have been paying in accordance with the terms of their restructure.

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	December 31, 2017			December 31, 2016
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial and industrial	$195	$4,296	$4,491	$317	$3,109	$3,426

These loans were classified as a TDR as a result of a reduction in required principal payments and/or an extension of the maturity date of the loans.

The following tables provide information on loans that were modified as TDRs during the years ended December 31, 2017 and 2016:

		Outstanding Recorded Investment
	Number of loans	Pre-Modification	Post-Modification	Financial Impact
(dollars in thousands)

Year ended December 31, 2017
Commercial real estate loans	1	$1,598	$1,598	$—
Commercial loans	1	218	218	—
Total	2	$1,816	$1,816	$—

Year ended December 31, 2016
Commercial real estate loans	—	$—	$—	$—
Commercial loans	5	3,109	3,109	—
Total	5	$3,109	$3,109	$—

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

NOTE 6: ALLOWANCE FOR LOAN LOSSES

The following is a rollforward of the Bank’s allowance for loan losses for the years ended December 31:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
2017:
Real estate loans:
Residential properties	$6,669	$3,046	$—	$—	$9,715
Commercial properties	2,983	1,416	—	—	4,399
Land and construction	233	162	—	—	395
Commercial and industrial loans	5,227	(1,841)	—	238	3,624
Consumer loans	288	(21)	—	—	267
Total	$15,400	$2,762	$—	$238	$18,400
2016:
Real estate loans:
Residential properties	$6,799	$(130)	$—	$—	$6,669
Commercial properties	1,813	1,051	(50)	169	2,983
Land and construction	103	130	—	—	233
Commercial and industrial loans	1,649	3,578	—	—	5,227
Consumer loans	236	52	—	—	288
Total	$10,600	$4,681	$(50)	$169	$15,400
2015:
Real estate loans:
Residential properties	$6,546	$253	$—	$—	$6,799
Commercial properties	1,499	624	(310)	—	1,813
Land and construction	67	36	—	—	103
Commercial and industrial loans	1,897	1,665	(1,913)	—	1,649
Consumer loans	141	95	—	—	236
Total	$10,150	$2,673	$(2,223)	$—	$10,600

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of December 31:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit Component Other Loans
	Evaluated for Impairment		Purchased Impaired	Total
	Individually	Collectively
2017:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,715	$—	$9,715	$248
Commercial properties	—	4,399	—	4,399	1,449
Land	—	395	—	395	4
Commercial and industrial loans	909	2,715	—	3,624	1,204
Consumer loans	—	267	—	267	100
Total	$909	$17,491	$—	$18,400	$3,005
Loans:
Real estate loans:
Residential properties	$—	$2,581,245	$—	$2,581,245	$26,605
Commercial properties	4,037	691,632	1,079	696,748	168,057
Land	—	(837)	837	37,160	167
Commercial and industrial loans	9,399	299,539	1,841	310,779	62,849
Consumer loans	—	29,330	—	29,330	2,899
Total	$13,436	$3,600,909	$3,757	$3,655,262	$260,577
2016:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,669	$—	$6,669	$128
Commercial properties	—	2,983	—	2,983	136
Land	—	233	—	233	2
Commercial and industrial loans	—	5,227	—	5,227	147
Consumer loans	—	288	—	288	19
Total	$—	$15,400	$—	$15,400	$432
Loans:
Real estate loans:
Residential properties	$6,093	$1,774,796	$—	$1,780,889	$12,373
Commercial properties	2,148	474,634	177	476,959	24,796
Land	—	24,100	—	24,100	437
Commercial and industrial loans	753	233,992	3,196	237,941	20,165
Consumer loans	—	32,127	—	32,127	1,266
Total	$8,994	$2,539,649	$3,373	$2,552,016	$59,037

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in a business combination, and the stated principal balance of the related loans. The discount is equal to 1.15% and 0.73% of the stated principal balance of these loans as of December 31, 2017 and 2016, respectively. In addition to this unaccreted credit component discount, an additional $0.2 million and $0.5 million of the ALLL was provided for these loans as of December 31, 2017 and 2016, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of December 31:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
2017:
Real estate loans:
Residential properties	$2,578,773	$192	$2,280	$—	$2,581,245
Commercial properties	680,449	6,326	5,936	4,037	696,748
Land	36,321	—	839	—	37,160
Commercial and industrial loans	298,408	865	2,107	9,399	310,779
Consumer loans	29,330	—	—	—	29,330
Total	$3,623,281	$7,383	$11,162	$13,436	$3,655,262
2016:
Real estate loans:
Residential properties	$1,773,296	$1,500	$—	$6,093	$1,780,889
Commercial properties	470,484	1,913	2,414	2,148	476,959
Land	24,100	—	—	—	24,100
Commercial and industrial loans	219,676	3,625	13,887	753	237,941
Consumer loans	32,127	—	—	—	32,127
Total	$2,519,683	$7,038	$16,301	$8,994	$2,552,016

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

Impaired loans evaluated individually and any related allowance is as follows as of December 31:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
2017:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—
Commercial properties	4,037	4,037	—	—	—
Commercial and industrial loans	250	250	9,149	9,149	909
Consumer loans	—	—	—	—	—
Total	$4,287	$4,287	$9,149	$9,149	$909
2016:
Real estate loans:
Residential properties	$6,093	$6,093	$—	$—	$—
Commercial properties	2,148	2,148	—	—	—
Commercial and industrial loans	753	753	—	—	—
Consumer loans	—	—	—	—	—
Total	$8,994	$8,994	$—	$—	$—

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the years ending December 31:

	2017		2016		2015
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$1,323	$20	$1,970	$14	$27	$2
Commercial properties	2,403	50	2,252	17	6,487	281
Commercial and industrial loans	5,503	5	1,673	20	7,850	394
Consumer loans	—	—	4	—	105	—
Total	$9,229	$75	$5,899	$51	$14,469	$677

There was no interest income recognized on a cash basis in either 2017 or 2016 on impaired loans.

NOTE 7: PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows at December 31:

(dollars in thousands)	2017	2016
Leasehold improvements and artwork	$5,107	$4,517
Information technology equipment	7,180	5,709
Furniture and fixtures	3,181	3,173
Total	15,468	13,399
Accumulated depreciation and amortization	(8,887)	(6,669)
Net	$6,581	$6,730

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

NOTE 8: REAL ESTATE OWNED

The activity in our portfolio of REO is as follows during the periods ending December 31:

(dollars in thousands)	2017	2016
Beginning balance	$1,734	$4,036
Loans transferred to REO	1,520	2,350
REO acquired in merger	—	—
Dispositions of REO	(334)	(4,652)
Ending balance	$2,920	$1,734

NOTE 9: LOAN SALES AND MORTGAGE SERVICING RIGHTS

In 2017, FFB sold $453 million of multifamily loans to financial institutions and recognized a gain of $7.0 million.  In 2016, FFB sold through a securitization sponsored by Freddie Mac $265 million of multifamily loans and recognized a gain of $7.2 million. The agreement with Freddie Mac to sell these loans provided for changes in pricing based upon changes in rates on certain treasury swap indices. In an effort to reduce the interest rate risk associated with this agreement, in 2016 we entered into a swap agreement. In conjunction with the finalization of pricing under the agreement, we closed out our swap position and paid $2.4 million, including fees, to counterparties under the swap agreement, and the pricing on the loan sale increased by $2.2 million. In 2016, FFB sold $41 million of multifamily loans to another financial institution and recognized a gain of $0.6 million.  In 2015, FFB sold through a securitization sponsored by Freddie Mac $102 million of multifamily loans and recognized a gain of $2.7 million. In the 2015 securitization, the Company obtained a beneficial interest in an interest-only strip. The $0.9 million fair value of this beneficial interest, which was determined based on variety of factors including market prepayment speeds, discount rates and yield curve assumptions, was included in the determination of the gain on sale of loans. In addition the Company purchased the “B” pieces of these securitizations, which are structured to absorb any losses incurred on the loans in the securitization, and interest only strips.

For the sales of multifamily loans in 2017, 2016, and 2015, FFB retained servicing rights for the majority of these loans and recognized mortgage servicing rights as part of the transactions. As of December 31, 2017, and 2016, mortgage servicing rights were $4.8 million and $2.2 million, respectively and the amount of loans serviced for others totaled $745 million and $412 million at December 31, 2017 and 2016, respectively. Servicing fees collected in 2017, 2016, and 2015 were $0.7 million, $0.3 million, and $0, respectively.

NOTE 10: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon at December 31:

	2017		2016
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$1,097,196	—	$661,781	—
Interest-bearing	235,294	0.411%	194,274	0.471%
Money market and savings	1,210,240	0.840%	941,344	0.677%
Certificates of deposits	900,797	1.189%	629,396	0.589%
Total	$3,443,527	0.634%	$2,426,795	0.453%

At December 31, 2017, of the $288.2 million of certificates of deposits of $250,000 or more, $229.7 million mature within one year and $58.5 million mature after one year. Of the $612.6 million of certificates of deposit of less than $250,000, $542.7 million mature within one year and $69.9 million mature after one year. At December 31, 2016, of the $189.9 million of certificates of deposits of $250,000 or more, $182.8 million mature within one year and $7.1 million mature after one year. Of the $439.5 million of certificates of deposit of less than $250,000, $416.3 million mature within one year and $23.2 million mature after one year.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

NOTE 11: BORROWINGS

At December 31, 2017, our borrowings consisted of $628 million of overnight FHLB advances at the Bank and $50 million of borrowings under a company line of credit. At December 31, 2016, our borrowings consisted of $1.3 billion of overnight FHLB advances . These FHLB advances were paid in full in the early part of January 2018 and 2017, respectively, and bore interest rates of 1.41% and 0.56%, respectively. At December 31, 2017, the interest rate on the company line of credit was 4.83%.  Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis.

FHLB advances are collateralized by loans secured by multifamily and commercial real estate properties with a carrying value of $3.0 billion as of December 31, 2017. As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB. The Bank’s total borrowing capacity from the FHLB at December 31, 2017 was $2.4 billion. In addition to the $628 million borrowing, the Bank had in place $168 million of letters of credit from the FHLB which are used to meet collateral requirements for borrowings from the State of California and local agencies.

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $50 million. The loan agreement matures in five years, with an option to extend the maturity date subject to certain conditions, and bears interest at 90 day LIBOR plus 350 basis points (3.50%). We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets The Company’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in FFB.

The Bank also has $120 million available unsecured fed funds lines, ranging in size from $20 million to $25 million, with 5 other financial institutions.   None of these lines had outstanding borrowings as of December 31, 2017. Combined, the Bank’s unused lines of credit as of December 31, 2017 were $943.1 million. The average daily balance of borrowings outstanding during 2017 and 2016 was $519 million and $507 million, respectively.

NOTE 12: SHAREHOLDERS’ EQUITY

FFI is a holding company and does not have any direct operating activities. Any future cash flow needs of FFI are expected to be met by its existing cash and cash equivalents and dividends from its subsidiaries. The Bank is subject to various laws and regulations that limit the amount of dividends that a bank can pay without obtaining prior approval from bank regulators. As of December 31, 2017, FFI’s cash and cash equivalents totaled $12.7 million.

NOTE 13: EARNINGS PER SHARE

All of the Company’s share and per share computations have been adjusted to reflect the impact of the two-for-one stock split that was effective as of January 18, 2017. The following table sets forth the Company’s earnings per share calculations for the years ended December 31:

	2017		2016		2015
(dollars in thousands, except share and per share amounts)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$27,582	$27,582	$23,303	$23,303	$13,378	$13,378
Basic common shares outstanding	34,482,630	34,482,630	32,365,800	32,365,800	22,310,014	22,310,014
Effect of options, restricted stock and contingent shares issuable		848,429		1,106,016		841,696
Diluted common shares outstanding		35,331,059		33,471,816		23,151,710
Earnings per share	$0.80	$0.78	$0.72	$0.70	$0.60	$0.58

Based on a weighted average basis, options to purchase  6,588, and 85,036 shares of common stock were excluded for 2016 and 2015 respectively, because their effect would have been anti-dilutive.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

NOTE 14: STOCK BASED COMPENSATION

In 2007, the Board of Directors of FFI approved two equity incentive plans that provided for the grant of stock options, shares of restricted stock, restricted stock units (“RSUs”), stock bonus awards and performance awards (collectively, “Equity Incentive Awards”) to the Company’s executive officers, other key employees and directors up to 1,300,282 shares of the FFI’s common stock. In 2010, shareholders approved an increase of 580,000 in the number of shares available for issuance under one of these plans. In 2015, shareholders approved a new equity incentive plan whereby: the Company can no longer issue Equity Incentive Awards under the previously approved plans; 750,000 shares of common stock will be available for the grant of Equity Incentive Awards to the Company’s executive officers, other key employees and directors; Equity Incentive Awards that are outstanding under the prior plans will remain outstanding and unchanged and subject to the terms of those Plans; and upon termination, cancellation or forfeiture of any of the Equity Incentive Awards that are outstanding under the prior plans, those shares will be added to the pool of shares available for future grants of Equity Incentive Awards under the plan approved in 2015. The Company recognized stock-based compensation expense of $1.8 million, $0.9 million, and $0.6 million in 2017, 2016, and 2015, respectively. Included in the 2017 amount is $1.8 million of expense related to RSUs.

Stock options, when granted, have an exercise price not less than the current market value of the common stock and expire after ten years if not exercised. If applicable, vesting periods are set at the date of grant and the Plans provide for accelerated vesting should a change in control occur. The fair value of each option granted in 2015 was estimated on the date of the grant using the Black-Scholes option pricing model with the following assumptions:

Expected Volatility	20%
Expected Term	6.5 years
Expected Dividends	None
Weighted Average Risk Free Rate:
2015 grants	1.714%
Weighted-Average Grant Fair Value:
2015 grants	9.88

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

The following table summarizes the activities in the Plans during 2017:

(dollars in thousands except per share amounts)	Options Granted	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance: December 31, 2016	1,972,884	$6.34
Options granted	—	—
Options exercised	(1,072,000)	5.18
Options forfeited	—	—
Balance: December 31, 2017	900,884	7.73	3.37 Years	$9,738
Options exercisable	900,884	$7.73	3.37 Years	$9,738

The intrinsic value of stock options exercised in 2017 was $11.7 million.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

The following table summarizes the activities in the Plans during 2016:

(dollars in thousands except per share amounts)	Options Granted	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance: December 31, 2015	2,716,834	$6.35
Options granted	—	—
Options exercised	(690,592)	6.17
Options forfeited	(53,358)	9.18
Balance: December 31, 2016	1,972,884	6.34	2.45 Years	$15,601
Options exercisable	1,945,032	$6.30	2.39 Years	$15,457

The intrinsic value of stock options exercised in 2016 was $3.8 million.

The following table summarizes the activities in the Plans during 2015:

(dollars in thousands except per share amounts)	Options Granted	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance: December 31, 2014	2,769,616	$6.34
Options granted	23,000	9.88
Options exercised	(62,614)	6.47
Options forfeited	(13,168)	8.24
Balance: December 31, 2015	2,716,834	6.35	3.52 Years	$14,782
Options exercisable	2,599,010	$6.23	3.30 Years	$14,463

The intrinsic value of stock options exercised in 2015 was $0.3 million.

The following table provides a summary of the RSUs issued by the Company under its equity incentive plans for the periods ended December 31:

	2017		2016		2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Balance: January 1	117,308	$10.19	134,728	$9.93	8,888	$9.00
New RSUs	110,463	17.62	50,568	11.15	147,364	10.00
Shares vested and issued	(78,005)	12.01	(67,988)	10.39	(21,524)	10.00
RSUs forfeited	—	—	—	—	—	—
Balance December 31	149,766	$14.73	117,308	$10.19	134,728	$9.93

The fair value of the shares vested and issued was $1.3 million, $0.8 million and $0.2 million in 2017, 2016 and 2015, respectively. As of December 31, 2017, the Company had $1.0 million of unrecognized compensation costs related to outstanding RSUs which will be recognized through February, 2019, subject to the related vesting requirements.

NOTE 15: 401(k) PROFIT SHARING PLAN

The Company’s employees participate in the Company’s 401(k) profit sharing plan (the “401k Plan”) that covers all employees eighteen years of age or older who have completed three months of employment. Each employee eligible to participate in the 401k Plan may contribute up to 100% of his or her compensation, subject to certain statutory limitations. In 2017, 2016 and 2015, the Company matched 50% of the participant’s contribution up to 5% of employee compensation, which is subject to the plan’s vesting schedule. The Company contributions of $0.9 million, $0.7 million and $0.5 million were included in Compensation and

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

Benefits for 2017, 2016 and 2015, respectively. The Company may also make an additional profit sharing contribution on behalf of eligible employees. No profit sharing contributions were made in 2017, 2016 or 2015.

NOTE 16: INCOME TAXES

Taxes on income for 2017, and net deferred tax assets as of December 31, 2017, reflect a $5.4 million adjustment recorded as a result of the enactment of H.R.1, the Tax Cuts and Jobs Act which reduced Company’s applicable Federal tax rate from 35% to 21% effective January 1, 2018. The adjustment resulted in lower net deferred tax assets and higher taxes on income.

The Company is subject to federal income tax and California franchise tax. Income tax expense (benefit) was as follows for the years ended December 31:

(dollars in thousands)	2017	2016	2015
Current expense:
Federal	$14,122	$10,235	$8,620
State	4,384	3,459	2,700
Deferred expense (benefit):
Federal	4,677	1,263	(1,525)
State	(166)	74	(341)
Total	$23,017	$15,031	$9,454

The following is a comparison of the federal statutory income tax rates to the Company’s effective income tax rate for the years ended December 31:

	2017		2016		2015
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Income before taxes	$50,599		$38,334		$22,832
Federal tax statutory rate	$17,710	35.00%	$13,417	35.00%	$7,991	35.00%
State tax, net of Federal benefit	3,313	6.55%	2,510	6.55%	1,536	6.73%
Windfall benefit – exercise of stock options	(3,762)	(7.43)%	(1,025)	(2.67)%	—	—%
Change in federal rate	5,414	10.70%	—	—%	—	—%
Other items, net	342	0.68%	129	0.34%	(73)	(0.32)%
Effective tax rate	$23,017	45.49%	$15,031	39.22%	$9,454	41.41%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income tax recognition. The following is a summary of the components of the net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31:

(dollars in thousands)	2017	2016
Deferred tax assets (liabilities)
Allowance for loan and REO losses	$4,741	$6,258
Operating loss carryforwards	3,157	3,896
Market valuation: Acquired loans and REO	2,505	988
Stock-based compensation	678	1,171
State taxes	921	1,265
Accumulated other comprehensive income	2,105	3,668
Organizational expenses	179	238
Depreciation	(833)	(1,017)
Core deposit intangible	(1,817)	(364)
Prepaid expenses	(586)	(827)
Accrued vacation	418	478
Other	675	1,057
Net deferred tax assets	$12,143	$16,811

   As part of the merger with DCB, the Company acquired operating loss carryforwards of $13.4 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Service Code and expire in 2032. As a result, the Company will only be able to utilize operating loss carryforwards of $8.2 million, ratably over a period of 20 years.  As part of the merger with PRB, the Company acquired operating loss carryforwards of $3.9 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Service Code and expire in 2035. As part of the merger with C1B, the Company acquired operating loss carryforwards of $2.4 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Service Code and expire in 2037. As of December 31, 2017, the remaining operating loss carryforwards from DCB, PRB and C1B available to be utilized by the Company were $11.2 million.

The Company has no other operating loss carryforwards. The Company is subject to federal income tax and franchise tax of the state of California. Income tax returns for the periods 2016 through 2017 are open to audit by federal authorities, for the periods 2014 through 2017 by California state authorities, and for 2015 through 2017 by Hawaii state authorities.

NOTE 17: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities for its corporate offices and branch operations under non-cancelable operating leases that expire through 2026. Lease expense for 2017, 2016, and 2015 was $5.2 million, $4.9 million, and $3.7 million, respectively. Future minimum lease commitments under all non-cancelable operating leases at December 31, 2017 are as follows:

(dollars in thousands)
Year Ending December 31,
2018	$5,563
2019	5,667
2020	5,413
2021	5,203
2022 and after	7,237
Total	$29,083

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

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

(dollars in thousands)	2017	2016
Commitments to fund new loans	$44,561	$43,006
Commitments to fund under existing loans, lines of credit	211,712	211,745
Commitments under standby letters of credit	2,352	4,830

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

NOTE 18: RELATED-PARTY TRANSACTIONS

Loans to related parties, including directors and executive officers of the Company and their affiliates, were as follows for the periods presented:

(dollars in thousands)	2017	2016

Balance, January 1	$5,910	$5,910
New loans and advances	—	—
Principal payments received	—	—
Balance, December 31	$5,910	$5,910

Interest earned from loans to related parties was $0.3 million in 2017, $0.3 million in 2016 and $0.2 million in 2015.

The Bank held $5.1 million and $2.9 million of deposits from related parties, including directors and executive officers of the Company and their affiliates, as of December 31, 2017 and December 31, 2016, respectively. Interest paid on deposit accounts held by related parties was $9,000 in 2017, $3,000 in 2016 and $7,000 in 2015.

As of December 31, 2017, related parties, including directors and executive officers of the Company and their affiliates, held $10.3 million in assets under management with FFA and FFB. In both 2017 and 2016, the Company received $0.1 million in fees related to these assets under management.

The CEO of the Company was, from 2013 to 2015, a member of the board of directors of a bank that provided a term loan to the Company. Under this loan, which was originated in the first quarter of 2013, subsequently amended in 2014 and 2015, and paid off

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

in August 2015, the Company had average borrowings of $16.6 million in 2015, and the Company incurred interest of $0.7 million in 2015.

Two executive officers of FFB have minority interests in an entity which FFB uses for software services, for which FFB paid $0.2 million in 2017 and 2016.

The CEO of the Company is a director of another financial institution that has deposits with the Bank and, in 2017 and 2016, purchased $121.9 million and $41.4 million of loans, respectively, from the Bank for which the Bank will continue to provide servicing. The balance of deposits held at the Bank at December 31, 2017 was $70.4 million and the interest paid by the Bank was $0.3 million. The gain on sale of loans in 2017 and 2016 was $1.1 million and $0.6 million, respectively. The amount of loans serviced for this financial institution was $155.3 million at December 31, 2017. In 2013, the Bank participated in a loan to the parent company of this financial institution. This loan was paid off in November 2017. The amount of interest earned on this loan was $0.2 million in each of 2017, 2016 and 2015.  In 2017, the Bank participated in a sub debt offering with the financial institution for $15 million.  The Bank earned $0.1 million from this investment in 2017.

The CEO of the Company serves a director of a real estate investment trust that is an affiliate of an investment fund company for which FFA provides subadvisory services. The amount of AUM managed by FFA under this subadvisory agreement was $260 million and $236 million at December 31, 2017 and December 31, 2016, respectively, and the amount of fees earned by FFA were $0.4 million in 2017, 2016 and 2015.

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

Quantitative measures established by the regulators to ensure capital adequacy require FFI and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2017 that FFI and the Bank met all capital adequacy requirements.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

The following table presents the regulatory standards for well-capitalized institutions and the capital ratios for FFI and the Bank as of:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2017
CET1 capital ratio	$366,236	11.99%	$137,435	4.50%
Tier 1 leverage ratio	366,236	8.44%	173,514	4.00%
Tier 1 risk-based capital ratio	366,236	11.99%	183,246	6.00%
Total risk-based capital ratio	385,236	12.61%	244,328	8.00%
December 31, 2016
CET1 capital ratio	$285,754	12.80%	$100,432	4.50%
Tier 1 leverage ratio	285,754	8.76%	130,525	4.00%
Tier 1 risk-based capital ratio	285,754	12.80%	133,910	6.00%
Total risk-based capital ratio	301,664	13.52%	178,547	8.00%
BANK
December 31, 2017
CET1 capital ratio	$398,709	13.07%	$137,290	4.50%	$198,308	6.50%
Tier 1 leverage ratio	398,709	9.20%	173,363	4.00%	216,703	5.00%
Tier 1 risk-based capital ratio	398,709	13.07%	183,053	6.00%	244,071	8.00%
Total risk-based capital ratio	417,709	13.69%	244,071	8.00%	305,089	10.00%
December 31, 2016
CET1 capital ratio	$272,221	12.23%	$100,166	4.50%	$144,685	6.50%
Tier 1 leverage ratio	272,221	8.36%	130,305	4.00%	162,881	5.00%
Tier 1 risk-based capital ratio	272,221	12.23%	133,555	6.00%	178,074	8.00%
Total risk-based capital ratio	288,131	12.94%	178,074	8.00%	222,592	10.00%

As of each of the dates set forth in the above table, the Company (on a consolidated basis) exceeded the minimum required capital ratios applicable to it and FFB (on a stand-alone basis) qualified as a well-capitalized depository institution under the capital adequacy guidelines.

As of December 31, 2017, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $200 million for the CET-1 capital ratio, $182 million for the Tier 1 leverage ratio, $155 million for the Tier 1 risk-based capital ratio and $113 million for the Total risk-based capital ratio. No conditions or events have occurred since December 31, 2017 that we believe have changed FFI’s or FFB’s capital adequacy classifications from those set forth in the above table.

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

	2017	2019
CET-1 to risk-weighted assets	5.750%	7.000%
Tier 1 capital (i.e., CET-1 plus Additional Tier 1) to risk-weighted assets	7.250%	8.500%
Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets	9.250%	10.500%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

NOTE 20: OTHER EXPENSES

The following items are included in the consolidated income statements as professional services and marketing costs and other expenses for the years ended December 31:

(dollars in thousands)	2017	2016	2015
Regulatory assessments	$2,677	$2,224	$1,105
Directors’ compensation expenses	540	543	558
Acquisition expenses	2,640	—	—

NOTE 21: SEGMENT REPORTING

In 2017, 2016, and 2015 the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The reportable segments are determined by products and services offered and the corporate structure. Business segment earnings before taxes are the primary measure of the segment's performance as evaluated by management. Business segment earnings before taxes include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations. Allocations of corporate expenses, such as finance and accounting, data processing and human resources, are calculated based on estimated activity or usage levels. The management accounting process measures the performance of the operating segments based on the Company's management structure and is not necessarily comparable with similar information for other financial services companies. If the management structures and/or the allocation process changes, allocations, transfers and assignments may change. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the years ended December 31:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2017:
Interest income	$136,801	$—	$—	$136,801
Interest expense	22,530	—	653	23,183
Net interest income	114,271	—	(653)	113,618
Provision for loan losses	2,762	—	—	2,762
Noninterest income	16,016	23,556	(853)	38,719
Noninterest expense	73,990	20,469	4,517	98,976
Income (loss) before taxes on income	$53,535	$3,087	$(6,023)	$50,599
2016:
Interest income	$100,642	$—	$—	$100,642
Interest expense	11,193	—	—	11,193
Net interest income	89,449	—	—	89,449
Provision for loan losses	4,681	—	—	4,681
Noninterest income	13,832	21,348	(620)	34,560
Noninterest expense	58,422	19,232	3,340	80,994
Income (loss) before taxes on income	$40,178	$2,116	$(3,960)	$38,334
2015:
Interest income	$64,471	$—	$—	$64,471
Interest expense	5,607	—	674	6,281
Net interest income	58,864	—	(674)	58,190
Provision for loan losses	2,673	—	—	2,673
Noninterest income	8,833	20,530	(590)	28,773
Noninterest expense	39,982	18,352	3,124	61,458
Income (loss) before taxes on income	$25,042	$2,178	$(4,388)	$22,832

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

The following tables show the financial position for each of our business segments, and of FFI which is included in the column labeled Other, and the eliminating entries used to arrive at our consolidated totals at December 31:

(dollars in thousands)	Banking	Wealth Management	Other	Eliminations	Total
2017:
Cash and cash equivalents	$120,261	$4,407	$12,664	$(16,938)	$120,394
Securities AFS	519,364	—	—	—	519,364
Loans Held For Sale	154,380	—	—	—	154,380
Loans, net	3,645,327	—	—	—	3,645,327
Premises and equipment	5,519	926	136	—	6,581
FHLB Stock	19,060	—	—	—	19,060
Deferred taxes	12,008	172	(37)	—	12,143
REO	2,920	—	—	—	2,920
Goodwill and Intangibles	33,576	—	—	—	33,576
Other assets	25,521	179	431,335	(429,595)	27,440
Total assets	$4,537,936	$5,684	$444,098	$(446,533)	$4,541,185
Deposits	$3,460,465	$—	$—	$(16,938)	$3,443,527
Borrowings	628,000	—	50,000	—	678,000
Intercompany balances	3,301	643	(3,944)	—	—
Other liabilities	18,646	2,970	3,091	—	24,707
Shareholders’ equity	427,524	2,071	394,951	(429,595)	394,951
Total liabilities and equity	$4,537,936	$5,684	$444,098	$(446,533)	$4,541,185
2016:
Cash and cash equivalents	$597,795	$2,576	$6,318	$(8,743)	$597,946
Securities AFS	509,578	—	—	—	509,578
Loans Held For Sale	250,942	—	—	—	250,942
Loans, net	2,540,309	—	—	—	2,540,309
Premises and equipment	5,603	991	136	—	6,730
FHLB Stock	33,750	—	—	—	33,750
Deferred taxes	16,602	283	(74)	—	16,811
REO	1,734	—	—	—	1,734
Goodwill and Intangibles	2,177	—	—	—	2,177
Other assets	13,270	445	274,256	(272,545)	15,426
Total assets	$3,971,760	$4,295	$280,636	$(281,288)	$3,975,403
Deposits	$2,435,538	$—	$—	$(8,743)	$2,426,795
Borrowings	1,250,000	—	—	—	1,250,000
Intercompany balances	3,019	539	(3,558)	—	—
Other liabilities	11,670	2,744	(70)	—	14,344
Shareholders’ equity	271,533	1,012	284,264	(272,545)	284,264
Total liabilities and equity	$3,971,760	$4,295	$280,636	$(281,288)	$3,975,403

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

NOTE 22: QUARTERLY FINANCIAL INFORMATION (Unaudited)

(dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year Ended December 31, 2017:
Interest income	$30,360	$33,652	$34,878	$37,911	$136,801
Interest expense	4,302	5,757	6,438	6,686	23,183
Net interest income	26,058	27,895	28,440	31,225	113,618
Provision for loan losses	69	1,092	701	900	2,762
Noninterest income	7,783	9,697	9,863	11,376	38,719
Noninterest expense	24,709	22,213	23,393	28,661	98,976
Income before taxes on income	9,063	14,287	14,209	13,040	50,599
Taxes on income	2,950	4,671	4,629	10,767	23,017
Net income	$6,113	$9,616	$9,580	$2,273	$27,582
Income per share
Basic	$0.19	$0.29	$0.28	$0.06	$0.80
Diluted	$0.18	$0.28	$0.27	$0.06	$0.78
Year Ended December 31, 2016:
Interest income	$21,698	$24,573	$26,004	$28,367	$100,642
Interest expense	2,337	2,652	2,841	3,363	11,193
Net interest income	19,361	21,921	23,163	25,004	89,449
Provision for loan losses	400	1,250	1,231	1,800	4,681
Noninterest income	6,985	4,910	15,079	7,586	34,560
Noninterest expense	19,417	19,850	21,536	20,191	80,994
Income before taxes on income	6,529	5,731	15,475	10,599	38,334
Taxes on income	2,742	2,407	5,800	4,082	15,031
Net income	$3,787	$3,324	$9,675	$6,517	$23,303
Income per share
Basic	$0.12	$0.10	$0.30	$0.20	$0.72
Diluted	$0.11	$0.10	$0.29	$0.19	$0.70
Year Ended December 31, 2015:
Interest income	$13,158	$14,993	$17,108	$19,212	$64,471
Interest expense	1,287	1,569	1,647	1,778	6,281
Net interest income	11,871	13,424	15,461	17,434	58,190
Provision for loan losses	150	753	570	1,200	2,673
Noninterest income	6,204	6,420	6,868	9,281	28,773
Noninterest expense	13,358	13,974	16,956	17,170	61,458
Income before taxes on income	4,567	5,117	4,803	8,345	22,832
Taxes on income	1,941	2,175	2,041	3,297	9,454
Net income	$2,626	$2,942	$2,762	$5,048	$13,378
Income per share
Basic	$0.17	$0.18	$0.11	$0.16	$0.60
Diluted	$0.16	$0.17	$0.11	$0.15	$0.58

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

NOTE 23: PARENT ONLY FINANCIAL STATEMENTS

BALANCE SHEETS

(dollars in thousands)	December 31,
	2017	2016
ASSETS
Cash and cash equivalents	$12,664	$6,318
Premises and equipment, net	136	136
Deferred taxes	(37)	(74)
Investment in subsidiaries	429,595	272,545
Intercompany receivable	3,944	3,558
Other assets	1,740	1,711
Total Assets	$448,042	$284,194
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Borrowings	$50,000	$—
Accounts payable and other liabilities	3,091	(70)
Total Liabilities	53,091	(70)
Shareholders’ Equity
Common Stock	38	16
Additional paid-in-capital	314,501	232,428
Retained earnings	85,503	57,065
Accumulated other comprehensive income (loss), net of tax	(5,091)	(5,245)
Total Shareholders’ Equity	394,951	284,264
Total Liabilities and Shareholders’ Equity	$448,042	$284,194

INCOME STATEMENTS

(dollars in thousands)	For the Year Ended December 31,
	2017	2016	2015
Interest expense—borrowings	$653	$—	$674
Noninterest income—earnings from investment in subsidiaries	31,547	25,498	15,801
Noninterest expense:
Compensation and benefits	1,302	971	1,152
Occupancy and depreciation	197	96	191
Professional services and marketing costs	2,741	1,929	1,669
Other expenses	1,130	964	702
Total noninterest expense	5,370	3,960	3,714
Income before taxes on income	25,524	21,538	11,413
Taxes on income	(2,058)	(1,765)	(1,965)
Net income	$27,582	$23,303	$13,378

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2017, 2016, and 2015

STATEMENTS OF COMPREHENSIVE INCOME

(dollars in thousands)	For the Year Ended December 31,
	2017	2016	2015
Net income	$27,582	$23,303	$13,378
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	1,717	(6,697)	(3,746)
Other comprehensive income (loss) before tax	1,717	(6,697)	(3,746)
Income tax (expense) benefit related to items of other comprehensive income	(707)	2,122	1,542
Other comprehensive income (loss)	1,010	(4,575)	(2,204)
Less: Reclassification adjustment for gains (loss) included in net earnings	—	1,043	(61)
Income tax (expense) benefit related to reclassification adjustment	—	(409)	25
Reclassification adjustment for gains included in net earnings, net of tax	—	634	(36)
Other comprehensive income (loss), net of tax	1,010	(3,941)	(2,240)
Total comprehensive income	$28,592	$19,362	$11,138

STATEMENTS OF CASH FLOWS

(dollars in thousands)	For the Year Ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$27,582	$23,303	$13,378
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings from investment in subsidiaries	(31,547)	(25,498)	(15,801)
Stock–based compensation expense	61	78	113
Deferred tax liability (benefit)	(37)	296	(345)
Increase in other assets	(29)	(1,464)	(602)
Increase (decrease) in accounts payable and other liabilities	3,161	(1,102)	1,926
Net cash provided by (used in) operating activities	(809)	(4,387)	(1,331)
Cash Flows from Investing Activities:
Investment in subsidiaries	(72,845)	(40,000)	(76,453)
Payment to shareholders of acquired companies	—	—	(543)
Dividend from subsidiary	2,000	5,000	—
Purchase of premises and equipment	—	(24)	(12)
Net cash used in investing activities	(70,845)	(35,024)	(77,008)
Cash Flows from Financing Activities:
Proceeds from borrowings	50,000	—	10,114
Paydowns of borrowings	—	—	(30,000)
Proceeds from the sale of stock, net	28,386	4,267	136,163
Intercompany accounts, net decrease (increase)	(386)	(689)	(1,509)
Net cash provided by financing activities	78,000	3,578	114,768
Increase (decrease) in cash and cash equivalents	6,346	(35,833)	36,429
Cash and cash equivalents at beginning of year	6,318	42,151	5,722
Cash and cash equivalents at end of year	$12,664	$6,318	$42,151

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness as of December 31, 2017, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2017, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting in 2017 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of December 31, 2017, the Company maintained effective internal control over financial reporting.

The foregoing report on internal control over financial reporting shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Vavrinek, Trine, Day & Co. LLP, independent registered public accounting firm, which audited our consolidated financial statements for the fiscal year ended December 31, 2017 included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2017, as stated in their report included Item 8.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Executive Officers and Directors

The following table sets forth the name, age and position with the Company of each of the persons who serve as directors and named executive officers of the Company. The business address for all of these individuals is 18101 Von Karman Avenue, Suite 700, Irvine, California 92612.

Name	Age	Position
Ulrich Keller, Jr., CFP©	61	Executive Chairman and Director
Scott Kavanaugh	57	Director, Vice Chairman of the Board and Chief Executive Officer
James Brakke(1)	75	Director
Max Briggs, CFP©(2)(3)	52	Director
Martha Corbett(1)(2)	57	Director
Warren Fix(2)	79	Director
John Hakopian	49	President of FFA and Director
Gerald Larsen, J.D., LL.M., CFP, CPA	69	Director
Mitchell Rosenberg, Ph.D.(1)(3)	64	Director
Jacob Sonenshine, J.D., CFA(2)(3)	47	Director
David DePillo	56	President of FFB
John Michel	58	Executive Vice President and Chief Financial Officer
Robert Nobel	57	Executive Vice President and Chief Lending Officer

(1)	Member of the Compensation Committee.
(2)	Member of the Audit Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

Seven of the Company’s ten directors have been determined to be independent directors, because they have not been employed nor have they received any compensation from the Company or any of its subsidiaries during the past three years, other than compensation for their service on the Board and on Board Committees. Those directors are Ms. Corbett and Messrs. Brakke, Briggs, Fix, Larsen, Rosenberg and Sonenshine. Set forth below is a biographical summary of the experience of the members of our Board of Directors and our executive officers.

Directors

Ulrich (Rick) Keller, Jr., CFP. Mr. Keller is one of the founders of the Company and currently is the Executive Chairman of FFI and FFA. Mr. Keller served as Chief Executive Officer (“CEO”) of FFA from 1990, when it began operations as a fee-only investment advisor, until December 2009, at which time he became its Executive Chairman. In 2007, Mr. Keller became the Executive Chairman of FFI and from June 2007 until December 2009 he also served as the CEO of FFI. Mr. Keller earned a Bachelor of Science degree in Finance from San Diego State University and completed the financial planning program at the University of Southern California. Mr. Keller served as a Trustee of the University of California Irvine (“UCI”) for 15 years. During that time he was Chair of the Foundation Finance & Investment Committee and continues to serve as a member of the Investment Committee. Mr. Keller served as Co-Chair for the Center for Investment and Wealth Management at the Paul Merage School of Business at UCI. As one of the founders of the Company, who played a key role in the development and successful implementation of our business strategy of providing high quality and personalized wealth management and investment advisory services to our clients and the expansion of the financial services we offer our clients, Mr. Keller brings to the Board considerable knowledge and valuable insights about the wealth management and investment advisory business and the Southern California financial services market.

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

Max Briggs, CFP©. From 2005 to 2012, Mr. Briggs served as Chairman of the Board of Desert Commercial Bank (“DCB”). He was elected as a director of the Company following our acquisition of DCB in August 2012. Mr. Briggs is, and since 1996 has been the President and CEO of FLC Capital Advisors, a wealth management firm with over $400 million of assets under administration. From 1992 to 2007, Mr. Briggs served as CEO of Franklin Loan Center, a mortgage banking company. Mr. Briggs earned a Business Administration and Finance degree from Stetson University. We believe Mr. Briggs is a valuable member of our Board of Directors due to his knowledge of the banking business, gained from his service as Chairman of DCB, particularly as conducted in Palm Desert, California and its surrounding communities, where we have two of our wealth management offices, and his experience as President and CEO of a wealth management firm.

Martha Corbett. Ms. Corbett has served as a director of FFI since February 27, 2018. Ms. Corbett retired from PricewaterhouseCoopers LLP in June 2016 after more than 32 years in a wide range of client service and leadership roles in the firm.  She was previously a partner in the firm’s Advisory practice which includes the firm’s consulting, deals and forensic businesses and was a member of the Global Advisory Leadership Team. Ms. Corbett has served on the Board of Directors of Children’s Hospital Los Angeles since 2008 and currently serves as the Chair of the Audit Committee. We believe Ms. Corbett brings to the Board her knowledge of accounting, governance, risk oversight and strategy resulting from her long tenure and client experiences with public companies at PwC and through her significant non-profit board roles.

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

Robert Noble. Mr. Noble, is, and since June 2015 has been, the Executive Vice Present, Chief Lending Officer of FFB. Mr. Noble has over 25 years of banking experience.  He was most recently at Umpqua Bank, where he served as Executive Vice President, Income Property Lending Executive from April 2014, following Umpqua's acquisition of Sterling Savings Bank, until he left to join FFB. He joined Sterling Savings Bank in January 2011, also serving as Executive Vice President, Income Property Lending Executive.  Prior to joining Sterling, Mr. Noble provided consulting services to Sterling and prior to that provided consulting services to Fremont Reorganizing Corporation from 2008 to 2010.  Mr. Noble served as Executive Vice President, Commercial Real Estate Lending for Countrywide Bank from 2006 to 2008. From 1999 to 2006, Mr. Noble served as Executive Vice President, Director of Asset Quality for Commercial Capital Bank.

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

Director Independence and Diversity

Our Board of Directors has evaluated the independence of its members based on the definition of independence for purposes of Board membership and membership on the Board’s standing committees that are applicable to the Company because its shares are listed on the NASDAQ Stock Market. Based on that evaluation, our Board of Directors has concluded that (i) seven members of the Board are independent: Ms. Corbett and Messrs. Brakke, Briggs, Fix, Larsen, Rosenberg and Sonenshine, and (ii) all of the members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent. The Board of Directors believes that differences in experience, knowledge, skills and viewpoints enhance the Board of Directors’ performance. Accordingly, the Nominating and Corporate Governance Committee considers such diversity in selecting, evaluating and recommending proposed Board nominees. However, the Board of Directors has not implemented a formal policy with respect to the consideration of diversity for the composition of the Board of Directors.

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

Committees of our Board of Directors

Our Board of Directors has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The Board of Directors has adopted a written charter for each of those committees, and copies of those charters are available on the Investor Relations section of our website at www.ff-inc.com. In addition, from time to time, special committees may be established under the direction of our Board of Directors when necessary to address specific issues.

The Audit Committee. The Board of Directors has established a standing Audit Committee, the members of which are Mr. Fix, its chairman, and Messrs. Briggs and Sonenshine and Ms. Corbett. The Board of Directors has determined that all of the members of the Audit Committee are independent within the meaning of the Listing Rules of the NASDAQ Stock Market and the enhanced independence requirements for audit committee members contained in Rule 10A-3 under the Securities Exchange Act of

1934, as amended (the “Exchange Act”). Our Board of Directors also has determined that each of Messrs. Fix and Briggs and Ms. Corbett meet the definition of “audit committee financial expert” adopted by the Securities Exchange Commission (‘SEC”).

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

The Audit Committee met eight times during 2017.

The Compensation Committee. The Board of Directors has established a standing Compensation Committee, the members of which are Dr. Rosenberg, its chairman, and Mr. Brakke and Ms. Corbett. The Board of Directors has determined that all of the members of the Compensation Committee are independent within the meaning of the NASDAQ rules applicable to such committees.

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

The Compensation Committee met two times during 2017.

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

The Nominating and Corporate Governance Committee met four times during 2017.

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

Codes of Business and Ethical Conduct

We have adopted a Code of Business and Ethical Conduct for our directors, officers and employees and a Code of Conduct which contains specific ethical policies and principles that apply to our Chief Executive Officer, Chief Financial Officer and other key accounting and financial personnel. A copy of our Code of Conduct is accessible at the Investor Relations section of our website at www.ff-inc.com. We intend to disclose, at that same location on our website, any amendments and any waivers of the requirements of the Code of Conduct that may be granted to our Chief Executive Officer, Chief Financial Officer or other key accounting and financial personnel.

Section 16(a) Beneficial Ownership Reporting Compliance

Pursuant to Section 16(a) of the Exchange Act and the related rules and regulations, our directors and executive officers and any beneficial owners of more than 10% of any registered class of our equity securities, are required to file reports of their ownership, and any changes in the ownership, of our common stock with the SEC pursuant to Section 16(a) of the Exchange Act. To our knowledge, based solely on a review of copies of Section 16(a) reports furnished to us and on written representations from such reporting persons, during 2017, all of those persons complied with the Section 16(a) filing requirements.

Item 11.	Executive Compensation

Named Executive Officers

Our “named executive officers” include our principal executive officer and our four other most highly compensated executive officers. For 2017, our named executive officers were:

•	Ulrich E. Keller, Jr., who currently serves as our Executive Chairman, as well as a member of the Board of Directors.
•	Scott F. Kavanaugh, who currently serves as our Chief Executive Officer, as well as Vice Chairman and a member of the Board of Directors. Mr. Kavanaugh is our Principal Executive Officer.
•	David DePillo, who currently serves as President of FFB
•	John Michel, who currently serves as our Executive Vice President and Chief Financial Officer and the Executive Vice President and Chief Financial Officer of FFB and FFA.
•	Robert Noble, who currently serves as the Chief Lending Officer of FFB.

Summary Compensation Table

The following table sets forth, for our named executive officers, the compensation earned in the years ended December 31:

Name and Position	Year	Salary(2)(3)	Non-Equity Incentive Compensation ($)(4)(5)	Stock Awards (4)(5)(6)	Total
Ulrich E. Keller, Jr., Executive	2017	$575,000	$230,000	$—	$805,000
Chairman of FFI and FFA	2016	550,000	$220,000	$—	$770,000

Scott F. Kavanaugh, Chief Executive
Officer of FFI and FFB, Vice	2017	706,000	630,000	210,000	1,546,000
Chairman of FFI, Chairman of FFB	2016	606,000	487,500	162,500	1,256,000

David DePillo, President of FFB	2017	600,000	450,000	150,000	1,200,000
	2016	500,000	375,000	125,000	1,000,000

John Michel, Chief Financial Officer	2017	381,000	211,000	70,300	662,300
Of FFI, FFB and FFA	2016	356,000	187,500	62,500	606,000

Robert Noble, Chief Lending Officer of FFB(1)	2017	335,600	251,700	83,900	671,200

(1)	Mr. Noble is classified as a named executive officer for 2017 only.
(2)	Although Messrs. Keller and Kavanaugh are also directors of the Company, they do not receive any fees or other compensation for their service as directors.
(3)	Mr. Kavanaugh’s and Mr. Michel’s salaries include a $6,000 per year automobile allowance for use of his personal automobile.
(4)

For 2017 and 2016, the Board of Directors established annual target bonus awards for each of the named executive officers, the payment of which was made contingent on FFI generating earnings before taxes, of $46.2 million in 2017 and $31.5 million in 2016. In 2017, Messrs. Keller, Kavanaugh, DePillo, Michel and Noble each received 100% of their target bonus awards, the respective amounts of which are set forth in this table. In 2016, Messrs. Keller, Kavanaugh, DePillo and Michel each received 100% of their target bonus awards, the respective amounts of which are set forth in this table.

(5)

For Messrs. Kavanaugh, DePillo, Michel and Noble, 25% of their annual bonus for 2017 was paid to them in the form of restricted stock units (“RSU”) and for Messrs. Kavanaugh, DePillo and Michel, 25% of their annual bonus for 2016 was paid to them in the form of RSUs. Therefore, on February 27, 2018, Mr. Kavanaugh received a grant of 11,553 RSUs, Mr. DePillo received a grant of 8,253 RSUs, Mr. Michel received a grant of 3,867 RSUs and Mr. Noble received a grant of 4,617 RSUs; and on February 28, 2017, Mr. Kavanaugh received a grant of 9,909 RSUs, Mr. DePillo received a grant of 7,623 RSUs and Mr. Michel received a grant of 3,813 RSUs under our 2015 Equity Incentive Plan. Each RSU, upon vesting, enables its holder to receive one of our common shares. One-third of these awards of RSUs vested immediately at grant date and one-third vests incrementally on each of the first and second anniversaries of the grant date subject to continued employment. Our closing share price on February 27, 2018 was $18.18 and on February 28, 2017 was $16.40.

(6)

This column reflects the dollar amount of the grant date fair value of an RSU award, computed in accordance with Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") Topic 718, Stock Compensation. Generally, the grant date fair value is the amount that we would expense in our financial statements over the award’s vesting schedule.

In addition to the compensation set forth in the table above, each named executive officer receives group health and life insurance benefits. Incidental job related benefits, including employer contributions under the Company’s 401k plan, totaled less than $10,000 for each of the named executive officers in 2017 and 2016.

Employment Agreements

Each of our named executive officers is employed under an employment agreement for a term ending on December 31, 2020. The employment agreements with each named executive officer are substantially the same.

Mr. Kavanaugh originally entered into an employment agreement with FFI and FFB on September 17, 2007 and this agreement was subsequently amended on December 31, 2009, December 28, 2012, August 31, 2013, January 26, 2016 and February 7, 2018. Mr. Keller originally entered into an employment agreement with FFA on September 17, 2007 and this agreement was subsequently amended on December 31, 2009, December 31, 2012, August 31, 2013, January 26, 2016 and February 7, 2018. Mr. Michel originally entered into an employment agreement with FFI, FFB and FFA on September 17, 2007 and this agreement was subsequently amended on December 31, 2009, December 28, 2012, August 31, 2013, January 26, 2016 and February 7, 2018. Mr. DePillo entered into an employment agreement with FFB on May 11, 2015 and this agreement was subsequently amended on February 7, 2018. Mr. Noble entered into an employment agreement with FFB on June 1, 2015 and this agreement was subsequently amended on February 7, 2018.

Set forth below are summaries of the material terms of those employment agreements. These summaries are not intended to be complete and are qualified in their entirety by reference to the employment agreements themselves.

Material Terms of the Employment Agreements

Salaries. The employment agreements currently provide for the payment of base annual salaries as follows: Mr. Keller: $575,000; Mr. Kavanaugh: $700,000; Mr. DePillo: $600,000; Mr. Michel: $375,000; and Mr. Noble: $375,000. Those salaries are subject to review and may be increased, but not reduced, by the Board of Directors in its discretion.

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

(vii)      the issuance of an order or directive by any government agency which requires the named executive officer to disassociate himself from us or an affiliates or which suspends his employment or requires him to terminate his employment;  or

(viii)     for Mr. Keller, the suspension or loss of, or a failure to maintain in full force and effect, any professional license or certification needed by the named executive officer which is needed to enable him to perform his responsibilities or duties; or

(ix)

for Messrs. Kavanaugh, DePillo, Michel and Noble, the issuance of an order under Section 8(e)(4) or (g)(1) of the Federal Deposit Insurance Act requiring the named executive officer to be removed or permanently prohibited from participating in the conduct of our business.

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

Change of Control Agreements

The Company has entered into Change of Control Severance Agreements with each of its named executive officers (the “CC Agreements”).  Messrs. Kavanaugh, Keller and Michel each entered into their respective CC Agreements on September 17, 2007, Mr. DePillo entered into his CC Agreement on May 11, 2015 and Mr. Noble entered into his CC Agreement on June 1, 2015

The CC Agreements with each named executive officer are substantially the same and can be terminated by the Company upon three years advance written notice to the named executive officer. A CC Agreement will also terminate (without payment of severance benefits) in the event the named executive officer’s employment is terminated by the Company for Cause (as defined in the named executive officer’s employment agreement) or due to his death or disability or retirement, or by the named executive officer without Good Reason.

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

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding stock options and unvested RSUs held by each of our named executive officers as of December 31, 2017.

	Option Awards(1)
Name / Grant Date	Number of securities underlying unexercised options(#) Exercisable(1)	Number of securities underlying unexercised options (#) Unexercisable	Option Exercise Price($)(2)	Option Expiration Date(3)
Ulrich E. Keller, Jr.
1/27/2009	30,000	—	8.25	1/26/2019
10/25/2011	80,000	—	8.25	10/24/2021
Scott F. Kavanaugh
1/27/2009	40,000	—	7.50	1/26/2019
10/25/2011	160,000	—	7.50	10/24/2021
John Michel
1/27/2009	14,000	—	7.50	1/26/2019
10/25/2011	80,000	—	7.50	10/24/2021

	Stock Awards
Name / Grant Date	Number of shares or units of stock that have not vested(#)	Market value of shares or units of stock that have not vested($)(4)
Scott F. Kavanaugh
1/27/2016	3,090	57,300
2/28/2017	6,606	122,500
David DePillo
5/11/2015	10,600	196,500
2/28/2017	5,082	94,200
John Michel
1/27/2016	1,510	28,000
2/28/2017	2,542	47,100
Robert Noble
6/1/2015	4,210	78,100
2/28/2017	3,374	62,600

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
(4)

The remaining RSUs granted February 28, 2017 for Messrs. Kavanaugh, DePillo, Michel and Noble vest in equal installments on each of the first and second anniversaries of the grant date subject to continued employment. The remaining RSUs granted on January 27, 2016 for Messrs. Kavanaugh and Michel vest on the second anniversary of the grant date subject to continued employment. The RSUs for Mr. DePillo granted on May 11, 2015 and Mr. Noble granted on June 1, 2015 vest in three equal installments on each of the first three anniversaries of the grant date subject to continued employment. Market value is based on the closing share price of $18.54 for our common stock as of December 31, 2017.

Option Exercises and Stock Vested

The following table sets forth information regarding stock options exercised and RSUs vested during 2017 for each of our named executive officers.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(2)

Ulrich E. Keller, Jr.	81,000	939,700	—	—
Scott F. Kavanaugh	320,000	3,306,400	6,393	100,800
David DePillo	—	—	13,141	212,000
John Michel	120,000	1,370,400	2,781	43,600
Robert Noble	—	—	5,897	93,600

(1)	Represents the difference between the market price of the underlying securities at exercise and the exercise price of the options.
(2)	Determined by multiplying the number of shares vested by the market price of the securities at the vesting date.

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

Director Compensation

Only non-employee directors are entitled to receive compensation for service on the Board and committees of the Board. Each director receives an annual retainer of $60,000 plus annual equity grants with a grant date value of $30,000. The compensation each non-employee director received for their service on the Board and Board committees is set forth in the following table for the year ended December 31, 2017:

Director Compensation
	Fees Earned or Paid in Cash ($)	Stock Awards ($)(1)	Total ($)
James Brakke	60,000	30,000	90,000
Max Briggs	60,000	30,000	90,000
Warren D. Fix	60,000	30,000	90,000
Gerald Larsen	60,000	30,000	90,000
Mitchell M. Rosenberg	60,000	30,000	90,000
Jacob Sonenshine	60,000	30,000	90,000

(1)

On February 28, 2017, when our closing share price was $16.40 per share, each non-employee director received a grant of 915 RSUs. These vested on May 28, 2017.  On, August 29, 2017, when our closing share price was $16.60, each non-employee director received a grant of 904 RSUs. These shares vested on November 29, 2017. This column reflects the aggregate dollar amount of the grant date fair value of these RSU awards, computed in accordance with FASB ASC Topic 718, Stock Compensation. Generally, the grant date fair value is the amount that we would expense in our financial statements over the award’s vesting schedule.

Outstanding Equity Awards.

The following table sets forth information regarding outstanding stock options held by each non-employee director as of December 31, 2017.

	Option Awards(1)
Name / Grant Date	Number of securities underlying unexercised options(#) Exercisable	Number of securities underlying unexercised options (#) Unexercisable	Exercise Price($)(2)	Expiration Date(3)
James Brakke
1/27/2009	3,000	—	7.50	1/26/2019
Max Briggs
8/28/2012	30,000	—	7.50	8/27/2022
Gerald L. Larsen
7/22/2008	20,000	—	7.50	7/21/2018
1/27/2009	2,000	—	7.50	1/26/2019
Mitchell M. Rosenberg
1/27/2009	3,000	—	7.50	1/26/2019
Jacob Sonenshine
1/27/2009	3,000	—	7.50	1/26/2019

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

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of March 9, 2018 for:

•	each of our named executive officers;
•	each of our directors;
•	all our executive officers and directors as a group; and
•	each person, or group of affiliated persons, known by us to be the beneficial owner of more than 5% of our outstanding shares of our common stock.

For purposes of the table below, the percentage ownership calculations for purposes of determining the beneficial ownership of our directors and executive officers are based on 38,991,128 shares of our common stock outstanding as of March 9, 2018.

Under the rules and regulations of the SEC, a person is deemed to be the beneficial owner of (i) shares with respect to which that person has, either alone or with others, the power to vote or dispose of those shares; and (ii) shares which that person may acquire on exercise of options or other rights to purchase shares of our common stock at any time during a 60 day period which, for purposes of this table, will end on May 8, 2017. The number of shares subject to options that are exercisable or may become exercisable during that 60 day period are deemed outstanding for purposes of computing the number of shares beneficially owned by, and the percentage ownership of, the person holding such options, but not for computing the percentage ownership of any other shareholder named in this table. Except as otherwise noted below, we believe that the persons named in the table have sole voting and dispositive power with respect to all shares shown as beneficially owned by them, subject to community property laws where applicable.

	As of March 9, 2018(1)
Name and Title	Number of Shares Beneficially Owned(2)		Percent of Class
Basswood Capital Management, LLC(6)	2,072,115		5.3%

Ulrich Keller, Jr., Executive Chairman	2,581,170	(3)	6.6%
Scott Kavanaugh, Vice Chairman and CEO	1,398,661		3.6%
James Brakke, Director	130,755		*
Max Briggs, Director	51,187	(4)	*
Martha Corbett, Director	—		*
Warren Fix, Director	126,669	(5)	*
John Hakopian, Director and President of FFA	960,360		2.5%
Gerald Larsen, Director	30,635		*
Mitchell M. Rosenberg, Director	57,635		*
Jacob Sonenshine, Director	70,967		*
David DePillo, President of FFB	698,603		1.8%
John M. Michel, EVP and Chief Financial Officer	180,961		*
Robert Noble, EVP and Chief Lending Officer of FFB	103,633		*

All Directors and Executive Officers as a Group (13 persons)	6,391,236		16.2%

*	Represents less than one (1%) percent of the shares outstanding as of March 9, 2018.
(1)

This table is based upon information supplied to us by our officers, directors and principal shareholders. Except as otherwise noted, we believe that each of the shareholders named in the table has sole voting and investment power with respect to all shares of common stock shown as to which he or she is shown to be the beneficial owner, subject to applicable community property laws. The percentage ownership interest of each individual or group is based upon the total number of shares of the Company’s common stock outstanding plus the shares which the respective individual or group has the right to acquire within 60 days after March 9, 2018 through the exercise of stock options.

(2)

Includes shares that may be acquired within 60 days of March 9, 2018 pursuant to the exercise of stock options. Shares subject to options are as follows: Mr. Keller - 110,000 shares; Mr. Kavanaugh – 200,000 shares; Mr. Brakke – 3,000 shares; Mr. Briggs – 14,704 shares; Mr. Hakopian – 100,000 shares; Mr. Larsen – 22,000 shares; Dr. Rosenberg – 3,000 shares; Mr. Sonenshine – 3,000 shares; Mr. Michel – 94,000 shares; and Directors and Executive Officers as a Group – 549,704 shares.

(3)	Includes 200,000 shares beneficially owned by Mr. Keller’s wife, as to which he disclaims beneficial ownership.
(4)	Includes 6,000 shares beneficially owned by Mr. Briggs wife, as to which he disclaims beneficial ownership.
(5)	Includes 11,800 shares beneficially owned by Mr. Fix’s wife, as to which he disclaims beneficial ownership.
(6)

The ownership information set forth in the table is based on information contained in a statement on Schedule 13G, filed with the SEC on February 9, 2018 by Basswood Capital Management, LLC., which indicated that such entity, Matthew Lindenbaum, and Bennett Lindenbaum each has beneficial ownership of 2,072,115 shares of our common stock and shared voting and shared dispositive power with respect to 2,072,115 shares.

The following table provides information as of December 31, 2017 regarding the Company’s Equity Plans:

	Column (a)	Column (b)	Column (c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column(a))(2)
Equity compensation plans approved by shareholders	900,884	$7.73	1,357,869
Equity compensation plans not approved by shareholders	—	—	—
Total	900,884	$7.73	1,375,869

(1)	Options are granted at an exercise price equal to or greater than the fair market value per share of our common stock on their respective dates of grant.
(2)	Does not include of 149,766 of RSUs issued and not vested as of December 31, 2017.
Item 13.	Certain Relationships and Related Transactions, and Director Independence.

In addition to the compensation arrangements with directors and named executive officers described in “Executive Compensation” above, the following is a description of each transaction since January 1, 2017, and each proposed transaction in which:

•	we have been or are to be a participant;
•	the amount involved exceeded or exceeds $120,000; and
•

any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

David DePillo, President of FFB, and Robert Noble, EVP and Chief Lending Officer of FFB, own a 10% and 5% interest, respectively, in LendingLink LLC, an entity that provides software services to FFB. During 2017, FFB paid LendingLink LLC $0.2 million for services it provided to FFB.

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

Indemnification Agreements with our Directors and Officers

As permitted by the Delaware corporate law and as provided for by the Company’s bylaws, the Company has entered into indemnification agreements with its directors and executive officers.  Those indemnification agreements require the Company, among other things, (i) to indemnify its directors and officers against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from actions not taken in good faith or in a manner the indemnitee believed to be opposed to the best interests of the Company), (ii) to advance the expenses such directors or executive officers may incur as a result of or in connection with the defense of any proceeding brought against them as to which they could be indemnified, subject to an undertaking by the indemnified party to repay such advances if it is ultimately determined that he or she is not entitled to indemnification, and (iii) to obtain officers’ & directors’ liability insurance if available on reasonable terms.

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

Director Independence

Our Board of Directors has evaluated the independence of its members based on the definition of independence for purpose of Board membership and membership on the Board’s standing committees that are applicable to the Company because its shares are listed on the NASDAQ Stock Market. Based on that evaluation, our Board has concluded that (i) seven of the ten members of the Board are independent: Ms. Corbett and Messrs. Brakke, Briggs, Fix, Larsen, Rosenberg and Sonenshine, and (ii) all of the members of the Audit Committee, Compensation Committee and Nominating Committee are independent.

Item 14.	Principal Accounting Fees and Services

Audit and Non-Audit Services Pre-Approval Policy

The Audit Committee’s Charter provides that the Audit Committee must pre-approve services to be performed by the Company’s independent registered public accounting firm. In accordance with that requirement, the Audit Committee pre-approved the engagement of Vavrinek, Trine Day and Co. LLP, (“VTD”) pursuant to which it provided the services described below for the fiscal years ended December 31, 2017 and 2016.

Audit and Other Fees Paid in Fiscal Year 2017 and 2016

Aggregate fees for professional services rendered to the Company by VTD were as follows for the years ended December 31:

	2017	2016
Audit services	$273,500	$225,000
Audit related services	—	—
Tax compliance services	—	—
All other services	28,760	8,200
Total	$302,260	$233,200

Audit Services

In each of the years ended December 31, 2017 and 2016, VTD rendered audit services which consisted of the audit of the Company’s consolidated financial statements for the years then ended.

Audit Related Services

VTD did not render any other audit related services to us during 2017 or 2016.

Tax Compliance Services

VTD did not render any tax compliance services to us during 2017 or 2016.

Other Services

In 2017 and 2016, VTD provided comfort letters, consents, and assistance with and review of documents filed with the SEC in conjunction our public offerings. No other services were provided in 2017 and 2016.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)	Financial Statements, Financial Statement Schedules

See page 62 for an index of the financial statements filed as part of this Annual Report on Form 10-K. No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or the notes thereto.

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

2.3

Agreement and Plan of Merger, as amended, by and among the Company, First Foundation Bank and Desert Commercial Bank, dated June 29, 2011, together with First, Second and Third Amendments thereto (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10, filed on October 17, 2013).

2.4

Agreement and Plan of Reorganization and Merger dated as of June 14, 2017, by and between the Company  and Community 1st Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2017).

2.5

Agreement and Plan of Reorganization and Merger dated as of December 18, 2017, by and between the Company and PBB Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2017).

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
10.7(1)

Amended and Restated Employment Agreement, dated December 31, 2009, by and between the Company, First Foundation Advisors and Ulrich E. Keller, Jr., together with First and Second Amendments thereto (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, filed on October 17, 2013). Third Amendment thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 1, 2016), and Fourth Amendment thereto (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 7, 2018).

Exhibit No.	Description
10.8(1)

Amended and Restated Employment Agreement, dated December 31, 2009, by and between the Company, First

Foundation Bank and Scott F. Kavanaugh, together with First and Second Amendments thereto (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, filed on October 17, 2013). Third Amendment thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2016), and Fourth Amendment thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 7, 2018).

10.9(1)

Amended and Restated Employment Agreement, dated December 31, 2009, by and between First Foundation Advisors and John Hakopian, together with First and Second Amendments thereto (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10, filed on October 17, 2013). Third Amendment thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2016), and Fourth Amendment thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 7, 2018).

10.10(1)

Amended and Restated Employment Agreement, dated December 31, 2009, by and between the Company, First Foundation Bank, First Foundation Advisors and John Michel, together with First and Second Amendments thereto (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 25, 2014). Third Amendment thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2016), and Fourth Amendment thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 7, 2018).

10.11(1)

Employment Agreement, dated May 11, 2015, by and between First Foundation Bank and David DePillo (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q, filed on May 11, 2015), and First Amendment thereto (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on February 7. 2018).

10.12(1)(2)	Employment Agreement, dated June 1, 2015, by and between First Foundation Bank and Robert Noble, and First Amendment thereto.
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

10.17(1)

Change of Control Agreement, dated May 11, 2015, by and between the Company and David DePillo (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, filed on May 11, 2015).

10.18(1)(2)	Change of Control Agreement, dated June 1, 2015, by and between the Company and Robert S. Noble.
10.19

Loan Agreement, dated February 8, 2017, by and between the Company, as borrower, and NexBank SSB, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 9, 2017).

10.20

First Amendment to Loan Agreement, dated May 18, 2017, by and between the Company and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 22, 2017).

10.21

Pledge and Security Agreement issued by the Company to NexBank SSB pursuant to the Loan Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 9, 2017).

Exhibit No.	Description
10.22

Equity Distribution Agreement dated February 16, 2017, by and among the Company, First Foundation Bank, FBR Capital Markets & Co., Raymond James & Associates, Inc., Sandler O’Neill & Partners, L.P., and D.A. Davidson & Co

(incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on February 17, 2017).

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
101(2)

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-K for the period ended December 31, 2017, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)Management contract or compensatory plan.

(2)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Irvine California on March 16, 2018.

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

SIGNATURE	TITLE	DATE
/s/ SCOTT F. KAVANAUGH Scott F. Kavanaugh	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2018
/s/ JOHN M. MICHEL John M. Michel	Chief Financial Officer (Principal Financial and Accounting Officer)	March 16, 2018
/s/ ULRICH E. KELLER, JR. Ulrich E. Keller, Jr.	Chairman and Director	March 16, 2018
/s/ JAMES BRAKKE James Brakke	Director	March 16, 2018
/s/ MAX BRIGGS Max Briggs	Director	March 16, 2018
/s/ WARREN D. FIX Warren D. Fix	Director	March 16, 2018
/s/ JOHN HAKOPIAN John Hakopian	Director	March 16, 2018
/s/ GERALD L. LARSEN Gerald L. Larsen	Director	March 16, 2018
/s/ MITCHELL M. ROSENBERG Mitchell M. Rosenberg	Director	March 16, 2018
/s/ JACOB SONENSHINE Jacob Sonenshine	Director	March 16, 2018

S-1