Form 10-Q
period 2018-03-31
First Foundation Inc.
filed 2018-05-09
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of May 7, 2018, there were 39,078,436 shares of registrant’s common stock outstanding.

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2018

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2018	December 31, 2017
	(unaudited)
ASSETS

Cash and cash equivalents	$177,356	$120,394
Securities available-for-sale (“AFS”)	513,067	519,364
Loans held for sale	148,266	154,380
Loans, net of deferred fees	3,914,970	3,663,727
Allowance for loan and lease losses (“ALLL”)	(20,000)	(18,400)
Net loans	3,894,970	3,645,327

Premises and equipment, net	6,716	6,581
Investment in FHLB stock	22,626	19,060
Deferred taxes	13,629	12,143
Real estate owned (“REO”)	2,165	2,920
Goodwill and intangibles	33,551	33,576
Other assets	29,836	27,440
Total Assets	$4,842,182	$4,541,185

LIABILITIES AND SHAREHOLDERS’ EQUITY

Liabilities:
Deposits	$3,636,192	$3,443,527
Borrowings	769,000	678,000
Accounts payable and other liabilities	24,876	24,707
Total Liabilities	4,430,068	4,146,234

Commitments and contingencies	—	—
Shareholders’ Equity
Common Stock, par value $.001: 70,000,000 shares authorized; 39,056,436 and 38,207,766 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	39	38
Additional paid-in-capital	327,951	314,501
Retained earnings	94,479	85,503
Accumulated other comprehensive loss, net of tax	(10,355)	(5,091)
Total Shareholders’ Equity	412,114	394,951
Total Liabilities and Shareholders’ Equity	$4,842,182	$4,541,185

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	For the Quarter Ended March 31,
	2018	2017
Interest income:
Loans	$38,971	$26,491
Securities	3,422	3,031
FHLB stock, fed funds sold and interest-bearing deposits	926	838
Total interest income	43,319	30,360

Interest expense:
Deposits	5,872	3,192
Borrowings	3,179	1,110
Total interest expense	9,051	4,302

Net interest income	34,268	26,058

Provision for loan losses	1,688	69

Net interest income after provision for loan losses	32,580	25,989

Noninterest income:
Asset management, consulting and other fees	7,181	6,215
Gain on sale of loans	545	300
Gain on sale of REO	—	104
Other income	1,256	1,164
Total noninterest income	8,982	7,783

Noninterest expense:
Compensation and benefits	17,169	14,755
Occupancy and depreciation	4,171	3,414
Professional services and marketing costs	2,489	3,429
Customer service costs	2,771	693
Other expenses	2,388	2,418
Total noninterest expense	28,988	24,709

Income before taxes on income	12,574	9,063
Taxes on income	3,598	2,950
Net income	$8,976	$6,113

Net income per share:
Basic	$0.23	$0.19
Diluted	$0.23	$0.18
Shares used in computation:
Basic	38,577,271	32,805,010
Diluted	39,124,732	33,961,220

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - Unaudited

(In thousands, except share amounts)

	Common Stock				Accumulated Other
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance: December 31, 2017	38,207,766	$38	$314,501	$85,503	$(5,091)	$394,951
Net income	—	—	—	8,976	—	8,976
Other comprehensive income	—	—	—	—	(5,264)	(5,264)
Stock based compensation	—	—	1,165	—	—	1,165
Issuance of common stock:
Exercise of options	123,000	—	944	—	—	944
Stock grants – vesting of RSUs	99,940
Capital raise	625,730	1	11,341	—	—	11,342
Balance: March 31, 2018	39,056,436	$39	$327,951	$94,479	$(10,355)	$412,114

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	For the Quarter Ended March 31,
	2018	2017

Net income	$8,976	$6,113

Other comprehensive income:
Unrealized holding gains (losses) on securities arising during the period	(7,440)	(778)
Other comprehensive income (loss) before tax	(7,440)	(778)
Income tax expense (benefit) related to items of other comprehensive income	(2,176)	(320)
Other comprehensive income (loss)	(5,264)	(458)

Less: Reclassification adjustment for (gains) losses included in net earnings	—	—
Income tax expense (benefit) related to reclassification adjustment	—	—
Reclassification adjustment for (gains) losses included in net earnings, net of tax	—	—
Other comprehensive income (loss), net of tax	(5,264)	(458)

Total comprehensive income	$3,712	$5,655

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Three Months Ended March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$8,976	$6,113
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,688	69
Stock–based compensation expense	1,165	442
Depreciation and amortization	664	553
Deferred tax expense	390	726
Amortization of core deposit intangible	325	55
Amortization of mortgage servicing rights – net	(234)	104
Amortization of discounts (premiums) on purchased loans – net	654	(77)
Gain on sale of loans	(545)	(300)
Gain on sale of REO	—	(104)
Increase in other assets	(1,868)	(1,498)
Increase (decrease) in accounts payable and other liabilities	169	(584)
Net cash provided by operating activities	11,384	5,499

Cash Flows from Investing Activities:
Net increase in loans	(298,019)	(286,518)
Proceeds from sale of loans	52,376	20,985
Proceeds from sale of REO	755	438
Purchase of premises and equipment	(799)	(693)
Purchases of AFS securities	(20,000)	(1,654)
Maturities of AFS securities	18,880	16,544
Sale (purchases) of FHLB stock, net	(3,566)	16,424
Net cash used in investing activities	(250,373)	(234,474)

Cash Flows from Financing Activities:
Increase in deposits	192,665	353,582
FHLB Advances – net increase (decrease)	111,000	(668,000)
Line of credit net change – borrowings (paydowns), net	(20,000)	20,000
Proceeds from sale of stock, net	12,286	1,419
Net cash provided by (used in) financing activities	295,951	(292,999)

Increase (decrease) in cash and cash equivalents	56,962	(521,974)
Cash and cash equivalents at beginning of year	120,394	597,946
Cash and cash equivalents at end of period	$177,356	$75,972

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,534	$3,827
Income taxes	18	255
Noncash transactions:
Transfer of loans to (from) loans held for sale	$46,338	$(44,521)
Mortgage servicing rights created from loan sales	317	113
Chargeoffs (recoveries) against allowance for loans losses	88	(231)
C1B acquisition reconciliation – goodwill/deferred taxes	300	—

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2018 - UNAUDITED

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements include First Foundation Inc. (“FFI”) and its wholly owned subsidiaries: First Foundation Advisors (“FFA”) and First Foundation Bank (“FFB” or the “Bank”) and the wholly owned subsidiaries of FFB, First Foundation Insurance Services (“FFIS”) and Blue Moon Management, LLC (collectively referred to as the “Company”). All inter-company balances and transactions have been eliminated in consolidation. The results of operations reflect any interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The results for the 2018 interim periods are not necessarily indicative of the results expected for the full year.

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

The accompanying unaudited consolidated financial statements include all information and footnotes required for interim financial statement presentation. Those financial statements assume that readers of this Report have read the most recent Annual Report on Form 10-K which contains the latest available audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2017.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2018 presentation.

New Accounting Guidance

In February 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-05 “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” which clarifies that the guidance in Accounting Standards Codification (“ASC”) 610-20 on accounting for derecognition of a nonfinancial asset and in-substance nonfinancial asset applies only when the asset (or asset group) does not meet the definition of a business and provides guidance for partial sales of nonfinancial assets. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that period. The adoption of ASU No. 2017-05 did not have a material impact on the Company’s consolidated financial statements.

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

In February, 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).”  The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months.  This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases accounted for as operating leases under current lease accounting guidance.  The amendments in this update are effective for interim and annual periods beginning after December 15, 2018.  We expect the adoption of ASU 2016-02 to impact the Company’s accounting for its building leases at each of its locations and the Company is evaluating the effects of the adoption of ASU 2016-02 on its financial statements and disclosures.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2018 – UNAUDITED

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments – Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The guidance affects the accounting for equity investments and adjusts the fair value disclosures for financial instruments carried at amortized cost such that the disclosed fair values represent an exit price as opposed to an entry price. ASU 2016-01 was effective for the Company on January 1, 2018 and resulted in separate classification of equity securities with changes in the fair value of the equity securities captured in the consolidated statements of income.  The adoption of ASU 2016-01 did not have a material effect on the Company’s financial statements and disclosures.

In May, 2014, the FASB issued ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  This update replaces most existing revenue recognition guidance in GAAP.  The new standard was effective for the Company on January 1, 2018.  Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures, as the Company’s primary sources of revenues are generated from financial instruments, such as loans and investment securities that are not within the scope of ASU 2014-09.  Descriptions of our primary revenue-generating activities that are within the scope of this update, which are presented in our income statements as components of non-interest income are as follows:

Wealth management and trust fee income

Asset management fees are billed on a monthly or quarterly basis based on the amount of assets under management and the applicable contractual fee percentage. Asset management fees are recognized as revenue in the period in which they are billed and earned. Financial planning fees are due and billed at the completion of the planning project and are recognized as revenue at that time.

Service charges on deposit accounts

Service charges on deposit accounts represent general service fees for monthly account maintenance and activity or transaction-based fees.  Revenue is recognized when our performance obligation is completed which is generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

Gains and Losses on Sales of REO

The new guidance requires judgment in evaluating if: (a) a commitment on the buyer’s part exists, (b) collection is probable in circumstances where the initial investment is minimal and (c) the buyer has obtained control of the asset, including the significant risks and rewards of the ownership. If there is no commitment on the buyer’s part, collection is not probable or the buyer has not obtained control of the asset, then a gain cannot be recognized.  The initial investment requirement for the buyer along with the various methods for profit recognition are no longer applicable.  The Company does not expect the new guidance to have a significant impact on the consolidated financial statements.

Other non-interest income includes revenue related to mortgage servicing activities and gains on sales of loans, which are not subject to the requirements of ASU 2014-09.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2018 – UNAUDITED

NOTE 2: FAIR VALUE

Fair Value Measurements

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

Assets Measured at Fair Value on a Recurring Basis

Securities available for sale and effective with the adoption of ASU 2016-01 on January 1, 2018, investments in equity securities are measured at fair value on a recurring basis depending upon whether the inputs are Level 1, 2 or 3 as described above.

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
(dollars in thousands)
March 31, 2018:
Investment securities available for sale:
US Treasury securities	$493	$493	$—	$—
Agency mortgage-backed securities	438,868	—	438,868	—
Corporate bonds	39,100	—	39,100	—
Beneficial interest – FHLMC securitization	34,606	—	—	34,606
Investment in equity securities	400	400	—	—
Total assets at fair value on a recurring basis	$513,467	$893	$477,968	$34,606

December 31, 2017:
Investment securities available for sale:
US Treasury securities	$493	$493	$—	$—
Agency mortgage-backed securities	464,019	—	464,019	—
Corporate bonds	19,000	—	19,000	—
Beneficial interest – FHLMC securitization	35,852	—	—	35,852
Total assets at fair value on a recurring basis	$519,364	$493	$483,019	$35,852

The decrease in level 3 assets from December 31, 2017 was due to Beneficial interest – FHLMC securitization maturities.

Assets Measured at Fair Value on a Nonrecurring Basis

Additionally, from time to time, we may be required to measure at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2018 – UNAUDITED

Impaired Loans. ASC 820-10 applies to loans measured for impairment in accordance with ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, at the fair value of the loan’s collateral (if the loan is collateral dependent) less estimated selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3. The total collateral dependent impaired Level 3 loans were $13.3 million and $13.4 million at March 31, 2018 and December 31, 2017, respectively.  There were no specific reserves related to these loans at March 31, 2018 and December 31, 2017.

Real Estate Owned.  The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.  As of March 31, 2018 and December 31, 2017, the fair value of real estate owned was $2.2 million and $2.9 million, respectively.

Fair Value of Financial Instruments

Fair value estimates are made at a discrete point in time based on relevant market information and other information about the financial instruments. Considerable judgment is required to interpret market data to develop estimates of fair value. These estimates are subjective in nature and invariably involve some inherent uncertainties. Additionally, unexpected changes in events or circumstances can occur that could require us to make changes to our assumptions and which, in turn, could significantly affect and require us to make changes to our previous estimates of fair value.

The methods of determining the fair value of assets and liabilities presented in this note as of March 31, 2018 are consistent with Note 3 of the Company’s 2017 Form 10-K except for the valuation of investment in equity securities. We refined the calculation used to determine the disclosed fair value of our investment in equity securities as part of adopting ASU 2016-01. The refined calculation did not have a significant impact on our fair value disclosures.

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
March 31, 2018:
Assets:
Cash and cash equivalents	$177,356	$177,356	$—	$—	$177,356
Securities AFS	513,067	493	477,968	34,606	513,067
Loans held for sale	148,266	—	149,193	—	149,193
Loans, net	3,894,970	—	—	3,865,188	3,865,188
Investment in FHLB Stock	22,626	—	22,626	—	22,626
Investment in equity securities	400	400	—	—	—

Liabilities:
Deposits	3,636,192	2,598,821	1,038,615	—	3,637,436
Borrowings	769,000	—	739,000	30,000	769,000

December 31, 2017:
Assets:
Cash and cash equivalents	$120,394	$120,394	$—	$—	$120,934
Securities AFS	519,364	493	483,019	35,852	519,364
Loans held for sale	154,380	—	155,345	—	154,380
Loans, net	3,645,327	—	—	3,617,060	3,617,060
Investment in FHLB Stock	19,060	—	19,060	—	19,060

Liabilities:
Deposits	3,443,527	2,542,730	901,877	—	3,444,607
Borrowings	678,000	—	628,000	50,000	678,000

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2018 – UNAUDITED

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2018:
US Treasury securities	$499	$—	$(6)	$493
Agency mortgage-backed securities	453,596	—	(14,728)	438,868
Beneficial interests in FHLMC securitization	34,608	1,927	(1,929)	34,606
Corporate bonds	39,000	100	—	39,100
Total	$527,703	$2,027	$(16,663)	$513,067

December 31, 2017:
US Treasury securities	$499	$—	$(6)	$493
Agency mortgage-backed securities	471,131	287	(7,399)	464,019
Corporate bonds	35,930	1,811	(1,889)	35,852
Beneficial interests in FHLMC securitization	19,000	—	—	19,000
Total	$526,560	$2,098	$(9,294)	$519,364

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations.

The table below indicates the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position, for the periods indicated:

	Securities with Unrealized Loss at March 31, 2018
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury securities	$197	$(2)	$296	$(4)	$493	$(6)
Agency mortgage backed securities	193,370	(4,542)	245,498	(10,186)	438,868	(14,728)
Beneficial interest – FHLMC securitization	—	—	8,235	(1,929)	8,235	(1,929)
Total temporarily impaired securities	$193,567	$(4,544)	$254,029	$(12,119)	$447,596	$(16,663)

	Securities with Unrealized Loss at December 31, 2017
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
US Treasury securities	$197	$(2)	$296	$(4)	$493	$(6)
Agency mortgage backed securities	158,984	(1,394)	259,213	(6,005)	418,197	(7,399)
Beneficial interest – FHLMC securitization	—	—	8,738	(1,889)	8,738	(1,889)
Total temporarily impaired securities	$159,181	$(1,396)	$268,247	$(7,898)	$427,428	$(9,294)

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2018 – UNAUDITED

The scheduled maturities of securities AFS and the related weighted average yields were as follows for the periods indicated:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
March 31, 2018
Amortized Cost:
US Treasury securities	$—	$499	$—	$—	$499
Corporate bonds	—	—	19,000	20,000	39,000
Total	—	499	19,000	20,000	39,499
Weighted average yield	—%	1.03%	5.24%	5.00%	5.06%
Estimated Fair Value:
US Treasury securities	$—	$493	$—	$—	$493
Corporate bonds	—	—	19,000	20,100	39,100
Total	$—	$493	$19,000	$20,100	$39,593

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
December 31, 2017
Amortized Cost:
US Treasury securities	$—	$499	$—	$—	$499
Corporate bonds	—	—	19,000	—	19,000
Total	—	499	19,000	—	19,499
Weighted average yield	—%	1.03%	5.24%	—%	5.13%
Estimated Fair Value:
US Treasury securities	$—	$493	$—	$—	$493
Corporate bonds	—	—	19,000	—	19,000
Total	$—	$493	$19,000	$—	$19,493

Agency mortgage backed securities and beneficial interests in FHLMC securitization are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests in FHLMC securitization as of March 31, 2018 was 2.56%.

NOTE 4: LOANS

The following is a summary of our loans as of:

(dollars in thousands)	March 31, 2018	December 31, 2017
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,124,719	$1,935,429
Single family	674,651	645,816
Total real estate loans secured by residential properties	2,799,370	2,581,245
Commercial properties	708,458	696,748
Land	31,200	37,160
Total real estate loans	3,539,028	3,315,153
Commercial and industrial loans	337,295	310,779
Consumer loans	29,361	29,330
Total loans	3,905,684	3,655,262
Deferred expenses, net	9,286	8,465
Total	$3,914,970	$3,663,727

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2018 – UNAUDITED

As of March 31, 2018 and December 31, 2017, the principal balances shown above are net of unaccreted discount related to loans acquired in an acquisition of $3.4 million and $4.0 million, respectively.

In 2015 and 2017 the Company purchased loans for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows:

(dollars in thousands)	March 31, 2018	December 31, 2017
Outstanding principal balance:
Loans secured by real estate:
Commercial properties	$976	$1,525
Land	1,111	1,096
Total real estate loans	2,087	2,621
Commercial and industrial loans	2,716	2,774
Total loans	4,803	5,395
Unaccreted discount on purchased credit impaired loans	(1,448)	(1,638)
Total	$3,355	$3,757

Accretable yield, or income expected to be collected on purchased credit impaired loans, and the change in accretable yield is as follows for the periods indicated:

(dollars in thousands)	As of and for the Quarter ended March 31, 2018	As of and for the Year ended December 31, 2017

Beginning balance	$850	$289
Accretion of income	(74)	(108)
Reclassifications from nonaccretable difference	—	66
Acquisition	—	603
Disposals	(26)	—
Ending balance	$750	$850

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2018 – UNAUDITED

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
March 31, 2018:
Real estate loans:
Residential properties	$62	$—	$—	$—	$62	$2,799,308	$2,799,370
Commercial properties	752	—	1,312	1,918	3,982	704,476	708,458
Land	—	—	—	—	—	31,200	31,200
Commercial and industrial loans	—	138	302	9,342	9,782	327,513	337,295
Consumer loans	—	—	—	—	—	29,361	29,361
Total	$814	$138	$1,614	$11,260	$13,826	$3,891,858	$3,905,684

Percentage of total loans	0.02%	0.00%	0.04%	0.29%	0.35%

December 31, 2017:
Real estate loans:
Residential properties	$78	$—	$—	$—	$78	$2,581,167	$2,581,245
Commercial properties	—	—	1,320	1,742	3,062	693,686	696,748
Land	—	—	—	—	—	37,160	37,160
Commercial and industrial loans	—	—	789	9,617	10,406	300,373	310,779
Consumer loans	—	—	—	—	—	29,330	29,330
Total	$78	$—	$2,109	$11,359	$13,546	$3,641,716	$3,655,262

Percentage of total loans	0.00%	—%	0.06%	0.31%	0.37%

As of March 31, 2018 and December 31, 2017, the Company had seven loans with a balance of $4.4 million and seven loans with a balance of $4.5 million, respectively, that were classified as troubled debt restructurings (“TDR”). All loans were classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loans. These loans have been paying in accordance with the terms of their restructure.

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	March 31, 2018			December 31, 2017
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial real estate loans	$—	$1,572	$1,572	$—	$1,598	$1,598
Commercial and industrial loans	165	2,648	2,813	195	2,698	2,893
Total	165	4,220	4,385	195	4,296	4,491

No TDRs were modified in the first quarter of 2018. The following table provides information on loans that were modified as TDRs for the year ended December 31, 2017:

		Outstanding Recorded Investment
	Number of loans	Pre-Modification	Post-Modification	Financial Impact
(dollars in thousands)

Commercial real estate loans	1	$1,598	$1,598	$—
Commercial loans	1	218	218	—
Total	2	$1,816	$1,816	$—

NOTE 5: ALLOWANCE FOR LOAN LOSSES

The following is a roll forward of the Bank’s allowance for loan losses for the quarters ended March 31:

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2018 – UNAUDITED

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
2018:
Real estate loans:
Residential properties	$9,715	$193	$—	$—	$9,908
Commercial properties	4,399	(9)	—	—	4,390
Land	395	(60)	—	—	335
Commercial and industrial loans	3,624	1,557	(88)	—	5,093
Consumer loans	267	7	—	—	274
Total	$18,400	$1,688	$(88)	$—	$20,000

2017
Real estate loans:
Residential properties	$6,669	$1,748	$—	$—	$8,417
Commercial properties	2,983	339	—	—	3,322
Land	233	30	—	—	263
Commercial and industrial loans	5,227	(2,057)	—	231	3,401
Consumer loans	288	9	—	—	297
Total	$15,400	$69	$—	$231	$15,700

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2018 – UNAUDITED

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
March 31, 2018:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,908	$—	$9,908	$229
Commercial properties	—	4,390	—	4,390	1,343
Land	—	335	—	335	5
Commercial and industrial loans	1,931	3,162	—	5,093	789
Consumer loans	—	274	—	274	25
Total	$1,931	$18,069	$—	$20,000	$2,391
Loans:
Real estate loans:
Residential properties	$—	$2,799,370	$—	$2,799,370	$26,407
Commercial properties	3,982	703,781	695	708,458	167,910
Land	—	30,372	828	31,200	531
Commercial and industrial loans	9,342	326,121	1,832	337,295	54,025
Consumer loans	—	29,361	—	29,361	2,686
Total	$13,324	$3,889,005	$3,355	$3,905,684	$251,559

December 31, 2017:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,715	$—	$9,715	$248
Commercial properties	—	4,399	—	4,399	1,449
Land	—	395	—	395	4
Commercial and industrial loans	909	2,715	—	3,624	1,204
Consumer loans	—	267	—	267	100
Total	$909	$17,491	$—	$18,400	$3,005
Loans:
Real estate loans:
Residential properties	$—	$2,581,245	$—	$2,581,245	$26,605
Commercial properties	4,037	691,632	1,079	696,748	168,057
Land	—	36,323	837	37,160	167
Commercial and industrial loans	9,399	299,539	1,841	310,779	62,849
Consumer loans	—	29,330	—	29,330	2,899
Total	$13,436	$3,638,069	$3,757	$3,655,262	$260,577

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in a business combination, and the stated principal balance of the related loans. The discount is equal to 0.95% and 1.15% of the stated principal balance of these loans as of March 31, 2018 and December 31, 2017, respectively. In addition to this unaccreted credit component discount, an additional $0.4 million and $0.2 million of ALLL has been provided for these loans March 31, 2018 and December 31, 2017, respectively.

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

For the Quarter Ended March 31, 2018 – UNAUDITED

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
March 31, 2018:
Real estate loans:
Residential properties	$2,796,111	$3,259	$—	$—	$2,799,370
Commercial properties	693,082	5,885	5,509	3,982	708,458
Land	30,372	—	828	—	31,200
Commercial and industrial loans	325,731	160	2,062	9,342	337,295
Consumer loans	29,361	—	—	—	29,361
Total	$3,874,657	$9,304	$8,399	$13,324	$3,905,684

December 31, 2017:
Real estate loans:
Residential properties	$2,578,773	$192	$2,280	$—	$2,581,245
Commercial properties	680,449	6,326	5,936	4,037	696,748
Land	36,321	—	839	—	37,160
Commercial and industrial loans	298,408	865	2,107	9,399	310,779
Consumer loans	29,330	—	—	—	29,330
Total	$3,623,281	$7,383	$11,162	$13,436	$3,655,262

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2018 – UNAUDITED

Impaired loans evaluated individually and any related allowance are as follows as of:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
March 31, 2018:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—
Commercial properties	3,982	3,982	—	—	—
Commercial and industrial loans	250	250	9,092	9,092	1,931
Total	$4,232	$4,232	$9,092	$9,092	$1,931

December 31, 2017:
Real estate loans:
Residential properties	$—	$—	$—	$—	$—
Commercial properties	4,037	4,037	—	—	—
Commercial and industrial loans	250	250	9,149	9,149	909
Total	$4,287	$4,287	$9,149	$9,149	$909

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows:

	Three months Ended March 31, 2018		Year Ended December 31, 2017
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$—	$—	$1,323	$20
Commercial properties	4,021	34	2,403	50
Commercial and industrial loans	9,360	—	5,503	5
Total	$13,381	$34	$9,229	$75

There was no interest income recognized on a cash basis in either 2018 or 2017 on impaired loans.

NOTE 6: LOAN SALES AND MORTGAGE SERVICING RIGHTS

In the first quarter of 2018, FFB recognized a gain of $0.5 million on the sale of $52 million of multifamily loans and recorded mortgage servicing rights of $0.3 million on the sale of those loans. In 2017, FFB sold $453 million of multifamily loans to financial institutions and recognized a gain of $7.0 million.

For the sales of multifamily loans, FFB retained servicing rights for the majority of these loans and recognized mortgage servicing rights as part of the transactions. As of March 31, 2018 and December 31, 2017, mortgage servicing rights were $4.9 million and $4.8 million, respectively and the amount of loans serviced for others totaled $793 million and $745 million at March 31, 2018 and December 31, 2017, respectively. Servicing fees collected for the quarter ended March 31, 2018, and in 2017 were $0.2 million and $0.7 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2018 – UNAUDITED

NOTE 7: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$1,170,927	—	$1,097,196	—
Interest-bearing	353,080	0.678%	235,294	0.411%
Money market and savings	1,074,814	0.868%	1,210,240	0.840%
Certificates of deposits	1,037,371	1.419%	900,797	1.189%
Total	$3,636,192	0.727%	$3,443,527	0.634%

At March 31, 2018, of the $296 million of certificates of deposits of $250,000 or more, $270 million mature within one year and $26 million mature after one year. Of the $741 million of certificates of deposit of less than $250,000, $699 million mature within one year and $42 million mature after one year. At December 31, 2017, of the $288 million of certificates of deposits of $250,000 or more, $230 million mature within one year and $58 million mature after one year. Of the $613 million of certificates of deposit of less than $250,000, $543 million mature within one year and $70 million mature after one year.

NOTE 8: BORROWINGS

At March 31, 2018, our borrowings consisted of $739 million of overnight FHLB advances at the Bank and $30 million outstanding on a holding company line of credit. At December 31, 2017, our borrowings consisted of $628 million of overnight FHLB advances at the Bank and $50 million outstanding on a holding company line of credit. The FHLB advances were paid in full in the early part of April 2018 and January 2018, respectively, and bore interest rates of 1.87% and 1.41%, respectively. At March 31, 2018, the interest rate on the holding company line of credit was 5.19%.  Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis.

FHLB advances are collateralized by loans secured by multifamily and commercial real estate properties with a carrying value of $3.2 billion as of March 31, 2018. As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB. The Bank’s total borrowing capacity from the FHLB at March 31, 2018 was $1.8 billion. In addition to the $739 million borrowing at March 31, 2018, the Bank had in place $169 million of letters of credit from the FHLB which are used to meet collateral requirements for borrowings from the State of California and local agencies.

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $50 million. The loan agreement matures in five years, with an option to extend the maturity date subject to certain conditions, and bears interest at 90 day LIBOR plus 350 basis points (3.50%). We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in FFB. In April 2018, the line was increased by $25 million, to $75 million.

The Bank also has $120 million available borrowing capacity through unsecured fed funds lines, ranging in size from $20 million to $25 million, with five other financial institutions. None of these lines had outstanding borrowings as of March 31, 2018. Combined, the Bank’s unused lines of credit as of March 31, 2018 and December 31, 2017 were $1.0 billion and $943 million, respectively. The average balance of overnight borrowings during the first three months of 2018 was $693 million, as compared to $499 million during all of 2017.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2018 – UNAUDITED

	2018		2017
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$8,976	$8,976	$6,113	$6,113

Basic common shares outstanding	38,577,271	38,577,271	32,805,010	32,805,010
Effect of contingent shares issuable		1,592		1,592
Effect of options and restricted stock		545,869		1,154,618
Diluted common shares outstanding		39,124,732		33,961,220

Earnings per share	$0.23	$0.23	$0.19	$0.18

NOTE 10: SEGMENT REPORTING

For the quarters ended March 31, 2018 and 2017, the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Quarter ended March 31, 2018:
Interest income	$43,319	$—	$—	$43,319
Interest expense	8,520	—	531	9,051
Net interest income	34,799	—	(531)	34,268
Provision for loan losses	1,688	—	—	1,688
Noninterest income	2,557	6,414	11	8,982
Noninterest expense	21,811	5,817	1,360	28,988
Income (loss) before taxes on income	$13,857	$597	$(1,880)	$12,574

Quarter ended March 31, 2017:
Interest income	$30,360	$—	$—	$30,360
Interest expense	4,277	—	25	4,302
Net interest income	26,083	—	(25)	26,058
Provision for loan losses	69	—	—	69
Noninterest income	2,516	5,457	(190)	7,783
Noninterest expense	18,331	5,190	1,188	24,709
Income (loss) before taxes on income	$10,199	$267	$(1,403)	$9,063

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the quarter ended March 31, 2018 as compared to our results of operations in the quarter ended March 31, 2017; and our financial condition at March 31, 2018 as compared to our financial condition at December 31, 2017. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2017, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (our “2017 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018.

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

The principal risks and uncertainties to which our businesses are subject are discussed in Item 1A in our 2017 10-K and in this Item 2 below. Therefore, you are urged to read not only the information contained in this Item 2, but also the risk factors and other cautionary information contained in Item 1A of our 2017 10-K, which qualify the forward-looking statements contained in this report.

Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this report or in our 2017 10-K, except as may otherwise be required by applicable law or government regulations.

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

Utilization and Valuation of Deferred Income Tax Benefits. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (collectively “tax benefits”) that we believe will be available to us to offset or reduce income taxes in future periods. Under applicable federal and state income tax laws and regulations, tax benefits related to tax loss carryforwards will expire if they cannot be used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset related to tax loss carryforwards to reduce income taxes in the future depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely, than not, that we will be unable to utilize those tax benefits in full prior to their expiration, then, we would establish a valuation allowance to reduce the deferred tax asset on our balance sheet to the amount with respect to which we believe it is still more likely, than not, that we will be able to use to offset or reduce taxes in the future. The establishment of such a valuation allowance, or any increase in an existing valuation allowance, would be effectuated through a charge to the provision for income taxes or a reduction in any income tax credit for the period in which such valuation allowance is established or increased.

Allowance for Loan and Lease Losses. Our ALLL is established through a provision for loan losses charged to expense and may be reduced by a recapture of previously established loss reserves, which are also reflected in the income statement. Loans are charged against the ALLL when management believes that collectability of the principal is unlikely. The ALLL is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible based on an evaluation of the collectability of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the borrower’s ability to pay. While we use the best information available to make this evaluation, future adjustments to our ALLL may be necessary if there are significant changes in economic or other conditions that can affect the collectability in full of loans in our loan portfolio.

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

We have two business segments, “Banking” and “Wealth Management”. Banking includes the operations of FFB and FFIS and Wealth Management includes the operations of FFA. The financial position and operating results of the stand-alone holding company, FFI, are included under the caption “Other” in certain of the tables that follow, along with any consolidation elimination entries.

Recent Developments and Overview

We experienced strong growth in Banking during the first quarter of 2018 with loan originations of $420 million and deposit growth of $193 million. Total revenues (net interest income and noninterest income) increased by 28% in the first quarter of 2018 when compared to the first quarter of 2017.

Results of Operations

Our net income and income before taxes in the first quarter of 2018 was $9.0 million and $12.6 million, respectively, as compared to $6.1 million and $9.1 million, respectively, in the first quarter of 2017. The increase in income before taxes was primarily the result of higher net interest income and higher noninterest income, which were partially offset by higher noninterest expenses. The effective tax rate for the first quarter of 2018 was 28.6% as compared to 32.5% for the first quarter of 2017. As a result of reduced federal tax rates, our statutory tax rate decreased from 41.6% in 2017 to 29.0% in 2018. During the first quarter of 2017, we realized a 930 basis point reduction in our effective tax rate related to excess tax benefits resulting from the exercise of stock awards.

The primary sources of revenue for Banking are net interest income, fees from its deposits, trust and insurance services, certain loan fees, and consulting fees. The primary source of revenue for Wealth Management is asset management fees assessed on the balance of assets under management (“AUM”). Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 57% and 73%, respectively, of the total noninterest expense for Banking and Wealth Management in the first quarter of 2018.

The following table shows key operating results for each of our business segments for the quarters ended March 31:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2018:
Interest income	$43,319	$—	$—	$43,319
Interest expense	8,520	—	531	9,051
Net interest income	34,799	—	(531)	34,268
Provision for loan losses	1,688	—	—	1,688
Noninterest income	2,557	6,414	11	8,982
Noninterest expense	21,811	5,817	1,360	28,988
Income (loss) before taxes on income	$13,857	$597	$(1,880)	$12,574
2017:
Interest income	$30,360	$—	$—	$30,360
Interest expense	4,277	—	25	4,302
Net interest income	26,083	—	(25)	26,058
Provision for loan losses	69	—	—	69
Noninterest income	2,516	5,457	(190)	7,783
Noninterest expense	18,331	5,190	1,188	24,709
Income (loss) before taxes on income	$10,199	$267	$(1,403)	$9,063

General. Consolidated income before taxes for the first quarter of 2018 was $12.6 million as compared to $9.1 million for the first quarter of 2017. The $3.5 million increase in income before taxes was the result of a $3.7 million increase in income before taxes for Banking and a $0.3 million increase in income before taxes for Wealth Management which were partially offset by a $0.5 million increase in corporate interest expense. The increase in Banking was due to higher net interest income which was partially offset by a higher provision for loan losses and higher noninterest expenses. The increase in Wealth Management was due to higher noninterest income which was partially offset by higher noninterest expenses.

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

	2018			2017
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$3,942,402	$38,971	3.96%	$2,932,011	$26,491	3.62%
Securities	519,259	3,422	2,64%	511,962	3,031	2.37%
FHLB stock, fed funds, and deposits	158,425	926	2.37%	72,234	838	4.70%
Total interest-earning assets	4,620,086	43,319	3.76%	3,516,207	30,360	3.46%

Noninterest-earning assets:
Nonperforming assets	11,579			7,908
Other	66,751			27,570
Total assets	$4,698,416			$3,551,685

Interest-bearing liabilities:
Demand deposits	$226,618	305	0.55%	$244,905	287	0.48%
Money market and savings	1,110,910	2,254	0.82%	953,978	1,681	0.71%
Certificates of deposit	984,523	3,313	1.36%	717,539	1,224	0.69%
Total interest-bearing deposits	2,322,051	5,872	1.03%	1,916,422	3,192	0.68%
Borrowings	735,024	3,179	1.75%	634,422	1,110	0.71%
Total interest-bearing liabilities	3,057,075	9,051	1.20%	2,550,844	4,302	0.68%

Noninterest-bearing liabilities:
Demand deposits	1,220,435			700,613
Other liabilities	21,650			14,212
Total liabilities	4,299,160			3,265,669
Shareholders’ equity	399,256			286,016
Total liabilities and equity	$4,698,416			$3,551,685

Net Interest Income		$34,268			$26,058

Net Interest Rate Spread			2.56%			2.78%

Net Yield on Interest-earning Assets			2.96%			2.96%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the first quarter of 2018, as compared to the first quarter of 2017:

	Increase (Decrease) due to		Net Increase (Decrease)
(dollars in thousands)	Volume	Rate

Interest earned on:
Loans	$9,824	$2,656	$12,480
Securities	49	342	391
FHLB stock, fed funds and deposits	650	(562)	88
Total interest-earning assets	10,523	2,436	12,959

Interest paid on:
Demand deposits	(23)	41	18
Money market and savings	298	275	573
Certificates of deposit	577	1,512	2,089
Borrowings	200	1,869	2,069
Total interest-bearing liabilities	1,052	3,697	4,749
Net interest income	$9,471	$(1,261)	$8,210

Net interest income for Banking increased 33% from $26.1 million in the first quarter of 2017, to $34.8 million in the first quarter of 2018 due to a 31% increase in interest-earning assets. On a consolidated basis, a decrease in our net interest rate spread was offset by a higher proportion of noninterest-bearing deposits and equity balances. As a result, our net yield on interest earning assets was 2.96% in both the first quarter of 2017 and the first quarter of 2018. The decrease in the net interest rate spread from 2.78% in the first quarter of 2017 to 2.56% in the first quarter of 2018 was due to an increase in the cost of interest-bearing liabilities from 0.68% in the first quarter of 2017 to 1.20% in the first quarter of 2018 which was partially offset by an increase in yield on total interest-earning assets from 3.46% in the first quarter of 2017 to 3.76% in the first quarter of 2018. The yield on interest-earning assets increased as new loans and securities added to the portfolio bear interest rates higher than the current portfolio rates as a result of increases in market rates. The increase in the cost of interest-bearing liabilities was due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates, and increased costs of borrowings as the average rate on FHLB advances increased from 0.70% in the first quarter of 2017 to 1.55% in the first quarter of 2018. The average balance outstanding under the holding company line of credit increased from $2.2 million in the first quarter of 2017 to $41.6 million in the first quarter of 2018, resulting in a $0.5 million increase in corporate interest expense.

Provision for loan losses. The provision for loan losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. The provision for loan losses in the first quarter of 2018 and 2017 was $1.7 million and $0.1 million, respectively. The provision in the first quarter of 2018, during which we increased our loan balances by 7%, allowed us to maintain an ALLL equal to 54 basis points of non-acquired loans as compared to a decrease in our ALLL percentage in the first quarter of 2017.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, gains and losses from capital market activities and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the quarters ended March 31:

(dollars in thousands)	2018	2017

Trust fees	$822	$789
Consulting fees	118	112
Deposit charges	120	121
Gain on sale of loans	545	300
Gain on sale of REO	—	104
Loan related fees	564	750
Other	388	340
Total noninterest income	$2,557	$2,516

Noninterest income in Banking in the first quarter of 2018 was comparable to the first quarter of 2017 as a $0.2 million increase in gain on sale of loans was offset by decrease in insurance commissions. During the first quarter of 2018, we realized $0.5 million in gains on the sale of $52 million of multifamily loans, while in the first quarter of 2017, we realized $0.3 million of gains on the sale of $21 million of multifamily loans.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides a breakdown of noninterest income for Wealth Management for the quarters ended March 31:

(dollars in thousands)	2018	2017

Asset management fees	$6,406	$5,454
Other	8	3
Total noninterest income	$6,414	$5,457

The $1.0 million increase in noninterest income in Wealth Management in the first quarter of 2018 when compared to the corresponding period in 2017 was due to higher levels of AUM.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2018	2017	2018	2017
Quarter Ended March 31:
Compensation and benefits	$12,539	$10,305	$4,267	$4,105
Occupancy and depreciation	3,577	2,883	548	519
Professional services and marketing	1,226	2,411	815	415
Customer service costs	2,771	693	—	—
Other expenses	1,698	2,039	187	151
Total noninterest expense	$21,811	$18,331	$5,817	$5,190

Noninterest expense in Banking increased from $18.3 million in the first quarter of 2017 to $21.8 million in the first quarter of 2018, due to increases in staffing and costs associated with the Bank’s expansion, including the acquisition of Community 1st Bank (“C1B”) in November 2017, and the growth of its balances of loans and deposits. Compensation and benefits for Banking increased $2.2 million or 22% during the first quarter of 2018 as compared to the first quarter of 2017 due to salary increases and an increase in the number of full time equivalent employees (“FTE”) in Banking, which increased to 338.4 in the first quarter of 2018 from 290.0 in the first quarter of 2017 as a result of the increased staffing related to the C1B acquisition and additional personnel added to support the growth in loans and deposits. A $0.7 million increase in occupancy and depreciation for Banking in the first quarter of 2018 as compared to the first quarter of 2017 was due to costs related to the C1B acquisition and increases in our data processing costs due to increased volumes and the implementation of enhancements. The $1.2 million decrease in professional services and marketing was due to costs incurred in the first quarter of 2017 related to the resolution of an outstanding litigation matter. Customer service costs for Banking increased from $0.7 million in the first quarter of 2017 to $2.8 million in the first quarter of 2018 due to a 70% increase in average balances and increases in the earnings credit rates paid on the balances. The increases in the earnings credit rates reflects the increases in short term market rates during the first quarter of 2018 when compared to the first quarter of 2017. The increase in noninterest expense for Wealth Management was due to a $0.2 million increase in compensation and benefits and a $0.4 million increase in professional services and marketing costs. The increase in compensation and benefits for Wealth Management was due to raises given in the first quarter of 2018. The increase in professional services and marketing for Wealth Management was due to legal related costs and increases in referral fees due to higher levels of AUM.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
March 31, 2018:
Cash and cash equivalents	$177,197	$3,479	$(3,320)	$177,356
Securities AFS	513,067	—	—	513,067
Loans held for sale	148,266	—	—	148,266
Loans, net	3,894,970	—	—	3,894,970
Premises and equipment	5,660	920	136	6,716
FHLB stock	22,626	—	—	22,626
Deferred taxes	13,354	118	157	13,629
REO	2,165	—	—	2,165
Goodwill and intangibles	33,551	—	—	33,551
Other assets	27,287	515	2,034	29,836
Total assets	$4,838,143	$5,032	$(993)	$4,842,182

Deposits	$3,646,631	$—	$(10,439)	$3,636,192
Borrowings	739,000	—	30,000	769,000
Intercompany balances	2,807	724	(3,531)	—
Other liabilities	16,327	1,767	6,782	24,876
Shareholders’ equity	433,378	2,541	(23,805)	412,114
Total liabilities and equity	$4,838,143	$5,032	$(993)	$4,842,182

December 31, 2017:
Cash and cash equivalents	$120,261	$4,407	$(4,274)	$120,394
Securities AFS	519,364	—	—	519,364
Loans held for sale	154,380	—	—	154,380
Loans, net	3,645,327	—	—	3,645,327
Premises and equipment	5,519	926	136	6,581
FHLB stock	19,060	—	—	19,060
Deferred taxes	12,008	172	(37)	12,143
REO	2,920	—	—	2,920
Goodwill and intangibles	33,576	—	—	33,576
Other assets	25,521	179	1,740	27,440
Total assets	$4,537,936	$5,684	$(2,435)	$4,541,185

Deposits	$3,460,465	$—	$(16,938)	$3,443,527
Borrowings	628,000	—	50,000	678,000
Intercompany balances	3,301	643	(3,944)	—
Other liabilities	18,646	2,970	3,091	24,707
Shareholders’ equity	427,524	2,071	(34,644)	394,951
Total liabilities and equity	$4,537,936	$5,684	$(2,435)	$4,541,185

Our consolidated balance sheet is primarily affected by changes occurring in Banking as Wealth Management does not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the first quarter of 2018, total assets increased by $301 million primarily due to increases in cash and cash equivalents and loans. Cash and cash equivalents increased to $177 million at March 31, 2018 from $120 million at December 31, 2017 as we increased our on balance sheet liquidity to maintain compliance with regulatory guidelines. Loans and loans held for sale increased by $245 million as a result of $420 million of originations which were partially offset by the sale of $52 million of multifamily loans and payoffs or scheduled payments of $123 million. Deposits increased by $193 million as our specialty deposits, branch deposits and wholesale deposits increased by $52 million, $16 million and $125 million, respectively. Borrowings increased by $91 million due primarily to the additional borrowings utilized to support our loan growth.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased $57 million during the first quarter of 2018. Changes in cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances, and FFI borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2018:
US Treasury security	$499	$—	$(6)	$493
Agency mortgage-backed securities	453,596	—	(14,728)	438,868
Beneficial interest – FHLMC securitization	34,608	1,927	(1,929)	34,606
Corporate bonds	39,000	100	—	39,100
Total	$527,703	$2,027	$(16,663)	$513,067

December 31, 2017:
US Treasury security	$499	$—	$(6)	$493
Agency mortgage-backed securities	471,131	287	(7,399)	464,019
Beneficial interest – FHLMC securitization	35,930	1,811	(1,889)	35,852
Corporate bonds	19,000	—	—	19,000
Total	$526,560	$2,098	$(9,294)	$519,364

The US Treasury securities are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yield is as follows as of March 31, 2018:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
US Treasury securities	$—	$499	$—	$—	$499
Corporate bonds	—	—	19,000	20,000	39,000
Total	—	499	19,000	20,000	39,499
Weighted average yield	—%	1.03%	5.24%	5.00%	5.06%

Estimated Fair Value:
US Treasury securities	$—	$493	$—	$—	$493
Corporate bonds	—	—	19,000	20,100	39,100
Total	$—	$493	$19,000	$20,100	$39,593

Agency mortgage backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests in FHLMC securitizations as of March 31, 2018 was 2.56%.

Loans. The following table sets forth our loans, by loan category, as of:

(dollars in thousands)	March 31, 2018	December 31, 2017
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,124,719	$1,935,429
Single family	674,651	645,816
Total real estate loans secured by residential properties	2,799,370	2,581,245
Commercial properties	708,458	696,748
Land	31,200	37,160
Total real estate loans	3,539,028	3,315,153
Commercial and industrial loans	337,295	310,779
Consumer loans	29,361	29,330
Total loans	3,905,684	3,655,262
Premiums, discounts and deferred fees and expenses	9,286	8,465
Total	$3,914,970	$3,663,727

The $251 million increase in loans during the first three months of 2018 was the result of loan originations and funding of existing credit commitments of $420 million, offset by $123 million of payoffs and scheduled principal payments, and the sale of $52 million of multifamily loans.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	March 31, 2018		December 31, 2017
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$1,170,927	—	$1,097,196	—
Interest-bearing	353,080	0.678%	235,294	0.411%
Money market and savings	1,074,814	0.868%	1,210,240	0.840%
Certificates of deposits	1,037,371	1.419%	900,797	1.189%
Total	$3,636,192	0.727%	$3,443,527	0.634%

During the first quarter of 2018, our deposit rates increased slightly as we have raised rates to attract deposits. The weighted average rate of our interest bearing deposits increased from 0.93% at December 31, 2017 to 1.07% at March 31, 2018, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits have increased from 0.63% at December 31, 2017 to 0.73% at March 31, 2018.

The maturities of our certificates of deposit of $100,000 or more were as follows as of March 31, 2018:

(dollars in thousands)

3 months or less	$154,849
Over 3 months through 6 months	87,301
Over 6 months through 12 months	180,906
Over 12 months	58,249
Total	$481,305

FFB utilizes third party programs called CDARs and ICS, which allows FFB to transfer funds of its clients in excess of the FDIC insurance limit (currently $250,000) to other institutions in exchange for an equal amount of funds from clients of these other institutions. This has allowed FFB to provide FDIC insurance coverage to its clients. Under certain regulatory guidelines, these deposits are considered brokered deposits. From time to time, the Bank will utilize brokered deposits as a source of funding. As of March 31, 2018 the Bank held $608 million of deposits which are classified as brokered deposits, including $132 million of CDARs and ICS reciprocal deposits.

Borrowings. At March 31, 2018 our borrowings consisted of $739 million of FHLB advances at the Bank and $30 million of borrowings under our holding company line of credit. At December 31, 2017 our borrowings consisted of $628 million of FHLB advances at the Bank and $50 million of borrowings under our holding company line of credit. The FHLB advances were paid in full in the early part of April 2018 and January 2018, respectively. Because FFB primarily utilizes overnight FHLB advances, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of FHLB advances outstanding during the first quarter of 2018 was $693 million, as compared to $632 million for the first quarter of 2017. The weighted average interest rate on these overnight borrowings was 1.55% and 0.71% for the first quarters of 2018 and 2017, respectively. The maximum amount of borrowings outstanding at the Bank at any month-end during the first quarter of 2018 and during all of 2017 was $773 million and $818 million, respectively.

Delinquent Loans, Nonperforming Assets and Provision for Credit Losses

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal and, generally, when a loan becomes contractually past due for 90 days or more with respect to principal or interest. However, the accrual of interest may be continued on a well-secured loan contractually past due 90 days or more with respect to principal or interest if the loan is in the process of collection or collection of the principal and interest is deemed probable. The following table provides a summary of past due and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
March 31, 2018:
Real estate loans:
Residential properties	$62	$—	$—	$—	$62	$2,799,308	$2,799,370
Commercial properties	752	—	1,312	1,918	3,982	704,476	708,458
Land	—	—	—	—	—	31,200	31,200
Commercial and industrial loans	—	138	302	9,342	9,782	327,513	337,295
Consumer loans	—	—	—	—	—	29,361	29,361
Total	$814	$138	$1,614	$11,260	$13,826	$3,891,858	$3,905,684

Percentage of total loans	0.02%	0.00%	0.04%	0.29%	0.35%

December 31, 2017:
Real estate loans:
Residential properties	$78	$—	$—	$—	$78	$2,581,167	$2,581,245
Commercial properties	—	—	1,320	1,742	3,062	693,686	696,748
Land	—	—	—	—	—	37,160	37,160
Commercial and industrial loans	—	—	789	9,617	10,406	300,373	310,779
Consumer loans	—	—	—	—	—	29,330	29,330
Total	$78	$—	$2,109	$11,359	$13,546	$3,641,716	$3,655,262

Percentage of total loans	0.00%	0.00%	0.06%	0.31%	0.37%

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	March 31, 2018			December 31, 2017
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial real estate loans	$—	$1,572	$1,572	$—	$1,598	$1,598
Commercial and industrial loans	165	2,648	2,813	195	2,698	2,893
Total	165	4,220	4,385	195	4,296	4,491

These loans were classified as a TDR as a result of a reduction in required principal payments and/or an extension of the maturity date of the loans.

The following is a breakdown of our loan portfolio by the risk category of loans as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
March 31, 2018:
Real estate loans:
Residential properties	$2,796,111	$3,259	$—	$—	$2,799,370
Commercial properties	693,082	5,885	5,509	3,982	708,458
Land	30,372	—	828	—	31,200
Commercial and industrial loans	325,731	160	2,062	9,342	337,295
Consumer loans	29,361	—	—	—	29,361
Total	$3,874,657	$9,304	$8,399	$13,324	$3,905,684

December 31, 2017:
Real estate loans:
Residential properties	$2,578,773	$192	$2,280	$—	$2,581,245
Commercial properties	680,449	6,326	5,936	4,037	696,748
Land	36,321	—	839	—	37,160
Commercial and industrial loans	298,408	865	2,107	9,399	310,779
Consumer loans	29,330	—	—	—	29,330
Total	$3,623,281	$7,383	$11,162	$13,436	$3,655,262

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

In 2015 and 2017 we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	March 31, 2018	December 31, 2017
Outstanding principal balance:
Loans secured by real estate:
Commercial properties	$976	$1,525
Land	1,111	1,096
Total real estate loans	2,087	2,621
Commercial and industrial loans	2,716	2,774
Total loans	4,803	5,395
Unaccreted discount	(1,448)	(1,638)
Total	$3,355	$3,757

 Allowance for Loan Losses. The following table summarizes the activity in our ALLL for the periods indicated:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter ended March 31, 2018:
Real estate loans:
Residential properties	$9,715	$193	$—	$—	$9,908
Commercial properties	4,399	(9)	—	—	4,390
Land	395	(60)	—	—	335
Commercial and industrial loans	3,624	1,557	(88)	—	5,093
Consumer loans	267	7	—	—	274
Total	$18,400	$1,688	$(88)	$—	$20,000

Year ended December 31, 2017:
Real estate loans:
Residential properties	$6,669	$3,046	$—	$—	$9,715
Commercial properties	2,983	1,416	—	—	4,399
Land	233	162	—	—	395
Commercial and industrial loans	5,227	(1,841)	—	238	3,624
Consumer loans	288	(21)	—	—	267
Total	$15,400	$2,762	$—	$238	$18,400

Excluding the loans acquired in acquisitions, our ALLL represented 0.54% of total loans outstanding as of March 31, 2018 and December 31, 2017.

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

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
March 31, 2018:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,908	$—	$9,908	$229
Commercial properties	—	4,390	—	4,390	1,343
Land	—	335	—	335	5
Commercial and industrial loans	1,931	3,162	—	5,093	789
Consumer loans	—	274	—	274	25
Total	$1,931	$18,069	$—	$20,000	$2,391
Loans:
Real estate loans:
Residential properties	$—	$2,799,370	$—	$2,799,370	$26,407
Commercial properties	3,982	703,781	695	708,458	167,910
Land and construction	—	30,372	828	31,200	531
Commercial and industrial loans	9,342	326,121	1,832	337,295	54,025
Consumer loans	—	29,361	—	29,361	2,686
Total	$13,324	$3,889,005	$3,355	$3,905,684	$251,559

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
December 31, 2017:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,715	$—	$9,715	$248
Commercial properties	—	4,399	—	4,399	1,449
Land	—	395	—	395	4
Commercial and industrial loans	909	2,715	—	3,624	1,204
Consumer loans	—	267	—	267	100
Total	$909	$17,491	$—	$18,400	$3,005
Loans:
Real estate loans:
Residential properties	$—	$2,581,245	$—	$2,581,245	$26,605
Commercial properties	4,037	691,632	1,079	696,748	168,057
Land	—	36,323	837	37,160	167
Commercial and industrial loans	9,399	299,539	1,841	310,779	62,849
Consumer loans	—	29,330	—	29,330	2,899
Total	$13,436	$3,638,069	$3,757	$3,655,262	$260,577

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in prior acquisitions, and the stated principal balance of the related loans. The unaccreted credit component discount is equal to 0.95% and 1.15% of the stated principal balances of these loans as of March 31, 2018 and December 31, 2017, respectively. In addition to this unaccreted credit component discount, an additional $0.4 million and $0.2 million of the ALLL were provided for these loans as of March 31, 2018 and December 31, 2017, respectively.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of shares by FFI. The remaining balances of the Company’s lines of credit available to draw down totaled $1.0 billion at March 31, 2018.

Cash Flows Provided by Operating Activities. During the quarter ended March 31, 2018, operating activities provided net cash of $11.4 million, comprised primarily of our net income of $9.0 million. During the quarter ended March 31, 2017, operating activities provided net cash of $5.5 million, comprised primarily of our net income of $6.1 million.

Cash Flows Used in Investing Activities. During the quarter ended March 31, 2018, investing activities used net cash of $250 million, primarily to fund a $298 million net increase in loans and $20 million in purchases of securities, offset partially by $19 million in cash received from the sale, principal collection, and maturities of securities, and $52 million in loan sales. During the quarter ended March 31, 2017, investing activities used net cash of $235 million, primarily to fund a $287 million net increase in loans, offset partially by $17 million in cash received from the sale, principal collection, and maturities of securities, $21 million in loan sales, and $16 million in sales of FHLB stock.

Cash Flow Provided by Financing Activities. During the quarter ended March 31, 2018, financing activities provided net cash of $296 million, consisting primarily of net increases of $193 million in deposits and $111 million in FHLB advances, and $12 million in proceeds from the sale of stock, offset by a net decrease of $20 million in our line of credit. During the quarter ended March 31, 2017, financing activities used net cash of $293 million, consisting primarily of a net decrease of $668 million in FHLB advances, offset partially by a $354 million increase in deposits.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2018 and December 31, 2017, the loan-to-deposit ratios were 111.7% and 110.9%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of March 31, 2018:

(dollars in thousands)
Commitments to fund new loans	$23,669
Commitments to fund under existing loans, lines of credit	232,487
Commitments under standby letters of credit	3,374

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of March 31, 2018, the Bank was obligated on $169 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $143 million of deposits from the State of California.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		Minimum Regulatory Capital Ratios		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
March 31, 2018
CET1 capital ratio	$388,186	11.65%	$149,915	4.50%
Tier 1 leverage ratio	388,186	8.31%	186,783	4.00%
Tier 1 risk-based capital ratio	388,186	11.65%	199,887	6.00%
Total risk-based capital ratio	408,786	12.27%	266,515	8.00%

December 31, 2017
CET1 capital ratio	$366,236	11.99%	$137,435	4.50%
Tier 1 leverage ratio	366,236	8.44%	173,514	4.00%
Tier 1 risk-based capital ratio	366,236	11.99%	183,246	6.00%
Total risk-based capital ratio	385,236	12.61%	244,328	8.00%

FFB
March 31, 2018
CET1 capital ratio	$409,363	12.30%	$149,736	4.50%	$216,285	6.50%
Tier 1 leverage ratio	409,363	8.78%	186,532	4.00%	233,165	5.00%
Tier 1 risk-based capital ratio	409,363	12.30%	199,648	6.00%	266,197	8.00%
Total risk-based capital ratio	429,963	12.92%	266,197	8.00%	332,747	10.00%

December 31, 2017
CET1 capital ratio	$398,709	13.07%	$137,290	4.50%	$198,308	6.50%
Tier 1 leverage ratio	398,709	9.20%	173,363	4.00%	216,703	5.00%
Tier 1 risk-based capital ratio	398,709	13.07%	183,053	6.00%	244,071	8.00%
Total risk-based capital ratio	417,709	13.69%	244,071	8.00%	305,089	10.00%

As of each of the dates set forth in the above table, the Company (on a consolidated basis) exceeded the minimum required capital ratios applicable to it and FFB (on a stand-alone basis) qualified as a well-capitalized depository institution under the capital adequacy guidelines described above.

As of March 31, 2018, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $193 million for the CET-1 capital ratio, $176 million for the Tier 1 leverage ratio, $143 million for the Tier 1 risk-based capital ratio and $97 million for the Total risk-based capital ratio.

During the entirety of 2017, FFI made cash capital contributions to FFB of $65 million. As of March 31, 2018, FFI had $8.6 million of available capital and $45 million of available capacity under its line of credit and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

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

	2018	2019
CET-1 to risk-weighted assets	6.375%	7.000%
Tier 1 capital (i.e., CET-1 plus Additional Tier 1) to risk-weighted assets	7.875%	8.500%
Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets	9.875%	10.50%

We did not pay dividends in 2018 or 2017 and we have no plans to pay dividends for the foreseeable future. Instead, it is our intention to retain internally generated cash flow to support our growth. Moreover, the payment of dividends is subject to certain regulatory restrictions.

We had no material commitments for capital expenditures as of March 31, 2018. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, including by opening additional wealth management offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns, although we do not have any immediate plans, arrangements or understandings relating to any material acquisition. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

At-the-Market Offering

On February 16, 2017, the Company and the Bank entered into an Equity Distribution Agreement (the “Distribution Agreement”) with FBR Capital Markets & Co., Raymond James & Associates, Inc., Sandler O’Neill & Partners, L.P., and D.A. Davidson & Co. (collectively, the “Distribution Agents”) to sell shares of the Company’s common stock, par value $0.001 per share (the “ATM Shares”), having an aggregate offering price of up to $80 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). The sales of the ATM Shares may be made in negotiated transactions or other transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933. The Company has no obligation to sell any of the ATM Shares under the Distribution Agreement, and may at any time suspend sales of the ATM Shares under the Distribution Agreement. The Company determined to suspend sales of the ATM Shares upon the filing of its 2017 10-K.

The Company has agreed to pay commission to the Distribution Agents for their services in acting as agent in the sale of ATM Shares, and the Company advanced $90,000 to the Distribution Agents for their out-of-pocket legal fees incurred in connection with the ATM Program. The Distribution Agents are entitled to compensation at a commission rate equal to 2.0% of the gross proceeds from the sale of ATM Shares pursuant to the Distribution Agreement; provided, however, that the compensation payable to each Distribution Agent upon the sale of ATM Shares pursuant to the Distribution Agreement will be reduced by $22,500 in a manner such that no compensation will be paid to a Distribution Agent until the amount of the commission earned by such Distribution Agent exceeds $22,500. The Distribution Agreement contains representations and warranties and covenants that are customary for transactions of this type. In addition, the Company has agreed to indemnify the Distribution Agents against certain liabilities on customary terms, subject to limitations on such arrangements imposed by applicable law and regulation.

During the second quarter of 2017, we commenced sales of common stock through the ATM Program. During 2017, we sold 1,382,506 shares of common stock through the ATM Program, realizing $22.8 million in net proceeds. The details of the shares of common stock sold through the ATM Program during the first quarter of 2018 are as follows:

	Number of Shares Sold	Weighted Average Price	Net Proceeds
(in thousands, except share and per share amounts)

February, 2018	400,288	$18.27	7,166
March, 2018	225,442	$18.80	4,176
Total	625,730	$18.46	$11,342

As of March 31, 2018, the remaining dollar value of common stock we had available to sell under the ATM Program was $45.2 million.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial risks, which are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the section titled Asset and Liability Management: Interest Rate Risk in our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission on March 16, 2018.  There have been no material changes to our quantitative and qualitative disclosures about market risk since December 31, 2017.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2018, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, which we filed with the SEC on March 16, 2018.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

10.1

Fourth Amendment to Employment Agreement, dated February 7, 2018 by and between the Company, FFB and Scott F. Kavanaugh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed onFebruary 7, 2018).

10.2

Fourth Amendment to Employment Agreement, dated February 7, 2018 by and between the Company, FFA, FFB and John M. Michel (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 7, 2018).

10.3

Fourth Amendment to Employment Agreement, dated February 7, 2018 by and between FFA and John A. Hakopian (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 7, 2018).

10.4

Fourth Amendment to Employment Agreement, dated February 7, 2018 by and between the Company, FFA and Ulrich E. Keller, Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 7, 2018).

10.5

First Amendment to Employment Agreement, dated February 7, 2018 by and between FFB and David DePillo (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on February 7, 2018).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

*	Furnished and not filed.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: May 9, 2018	By:	/s/ JOHN M. MICHEL
John M. Michel
Executive Vice President and Chief Financial Officer

S-1