Form 10-Q
period 2018-06-30
First Foundation Inc.
filed 2018-08-09
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 7, 2018, there were 44,397,035 shares of registrant’s common stock outstanding

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2018

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$370,390	$120,394
Securities available-for-sale (“AFS”)	492,877	519,364
Loans held for sale	644,605	154,380
Loans, net of deferred fees	4,287,390	3,663,727
Allowance for loan and lease losses (“ALLL”)	(19,000)	(18,400)
Net loans	4,268,390	3,645,327

Premises and equipment, net	9,010	6,581
Investment in FHLB stock	22,707	19,060
Deferred taxes	18,290	12,143
Real estate owned (“REO”)	2,979	2,920
Goodwill and intangibles	100,370	33,576
Other assets	36,383	27,440
Total Assets	$5,966,001	$4,541,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,632,950	$3,443,527
Borrowings	791,000	678,000
Accounts payable and other liabilities	24,082	24,707
Total Liabilities	5,448,032	4,146,234

Commitments and contingencies	—	—
Shareholders’ Equity
Common Stock, par value $0.01: 70,000,000 shares authorized; 44,397,035 and 38,207,766 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	44	38
Additional paid-in-capital	430,479	314,501
Retained earnings	99,625	85,503
Accumulated other comprehensive loss, net of tax	(12,179)	(5,091)
Total Shareholders’ Equity	517,969	394,951

Total Liabilities and Shareholders’ Equity	$5,966,001	$4,541,185

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Loans	$43,535	$29,982	$82,506	$56,473
Securities AFS	3,575	3,126	6,997	6,157
Fed funds sold, FHLB stock and deposits	1,388	544	2,314	1,382
Total interest income	48,498	33,652	91,817	64,012

Interest expense:
Deposits	8,084	4,012	13,956	7,204
Borrowings	4,163	1,745	7,342	2,855
Total interest expense	12,247	5,757	21,298	10,059

Net interest income	36,251	27,895	70,519	53,953

Provision for loan losses	2,450	1,092	4,138	1,161

Net interest income after provision for loan losses	33,801	26,803	66,381	52,792

Noninterest income:
Asset management, consulting and other fees	7,088	6,557	14,269	12,772
Gain on sale of loans	—	2,050	545	2,350
Gain on sale of REO	—	—	—	104
Loss on capital market activities	(1,490)	—	(1,490)	—
Other income	1,386	1,090	2,642	2,254
Total noninterest income	6,984	9,697	15,966	17,480

Noninterest expense:
Compensation and benefits	16,645	13,983	33,814	28,738
Occupancy and depreciation	4,763	3,879	8,934	7,293
Professional services and marketing costs	1,820	207	4,309	3,636
Customer service costs	3,824	1,319	6,595	2,012
Other expenses	6,930	2,825	9,318	5,243
Total noninterest expense	33,982	22,213	62,970	46,922

Income before taxes on income	6,803	14,287	19,377	23,350
Taxes on income	1,657	4,671	5,255	7,621
Net income	$5,146	$9,616	$14,122	$15,729

Net income per share:
Basic	$0.13	$0.29	$0.36	$0.47
Diluted	$0.12	$0.28	$0.35	$0.46
Shares used to compute net income per share:
Basic	40,820,006	33,623,671	39,704,834	33,216,602
Diluted	41,332,192	34,564,319	40,234,560	34,264,436

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - Unaudited

(In thousands, except share amounts)

	Common Stock				Accumulated Other
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance: December 31, 2017	38,207,766	$38	$314,501	$85,503	$(5,091)	$394,951
Net income	—	—	—	14,122	—	14,122
Other comprehensive income	—	—	—	—	(7,088)	(7,088)
Stock based compensation	—	—	1,675	—	—	1,675
Issuance of common stock:
Exercise of options	193,000	—	1,468	—	—	1,468
Stock grants – vesting of Restricted Stock Units	135,946	—	—	—	—	—
Acquisition	5,234,593	5	101,494	—	—	101,499
Capital raise	625,730	1	11,341	—	—	11,342
Balance: June 30, 2018	44,397,035	$44	$430,479	$99,625	$(12,179)	$517,969

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Net income	$5,146	$9,616	$14,122	$15,729
Other comprehensive income:
Unrealized holding gains (losses) on securities arising during the period	(2,578)	4,247	(10,018)	3,469
Other comprehensive income before tax	(2,578)	4,247	(10,018)	3,469
Income tax (benefit) expense related to items of other comprehensive income	(754)	1,748	(2,930)	1,428
Other comprehensive income (loss)	(1,824)	2,499	(7,088)	2,041

Reclassification adjustment for gains included in net earnings	—	—	—	—
Income tax (benefit) related to reclassification adjustment	—	—	—	—
Reclassification adjustment for gains included in net earnings, net of tax	—	—	—	—
Other comprehensive income (loss), net of tax	(1,824)	2,499	(7,088)	2,041
Total comprehensive income	$3,322	$12,115	$7,034	$17,770

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Six Months Ended June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$14,122	$15,729
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,138	1,161
Stock–based compensation expense	1,675	662
Depreciation and amortization	1,317	1,163
Deferred tax expense	442	273
Amortization of core deposit intangible	755	109
Amortization of mortgage servicing rights – net	473	210
Accretion of premiums on purchased loans – net	(1,047)	(344)
Gain on sale of loans	(545)	(2,350)
Gain on sale of REO	—	(104)
Increase in other assets	(3,194)	(1,703)
Increase (decrease) in accounts payable and other liabilities	(5,929)	3,524
Net cash provided by operating activities	12,207	18,330

Cash Flows from Investing Activities:
Net increase in loans	(645,628)	(608,507)
Proceeds from sale of loans	52,376	175,758
Proceeds from sale of REO	755	438
Purchases of premises and equipment	(1,471)	(1,656)
Purchases of AFS securities	(20,937)	(4,055)
Proceeds from sale of AFS securities	9,982	—
Maturities of AFS securities	37,470	33,638
Cash acquired in acqusition	47,582	—
Sale (purchases) of FHLB stock, net	(418)	11,178
Net cash used in investing activities	(520,289)	(393,206)

Cash Flows from Financing Activities:
Increase in deposits	711,838	680,609
FHLB Advances – net (decrease) increase	43,430	(813,965)
Line of credit net change – borrowings (paydowns), net	(10,000)	25,000
Proceeds from sale of stock, net	12,810	14,231
Net cash provided by (used in) financing activities	758,078	(94,125)

Increase (decrease) in cash and cash equivalents	249,996	(469,001)
Cash and cash equivalents at beginning of year	120,394	597,946
Cash and cash equivalents at end of period	$370,390	$128,945

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$19,066	$9,432
Income taxes	11,090	5,405
Noncash transactions:
Transfer of loans to loans held for sale	$544,795	$53,601
Mortgage servicing rights from loan sales, net	317	(1,080)
Chargeoffs (recoveries) against allowance for loans losses	3,538	(239)
C1B acquisition reconciliation – goodwill/deferred taxes	300	—

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2018 - UNAUDITED

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

In February 2017, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) 2017-05 “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” which clarifies that the guidance in Accounting Standards Codification (“ASC”) 610-20 on accounting for derecognition of a nonfinancial asset and in-substance nonfinancial asset applies only when the asset (or asset group) does not meet the definition of a business and provides guidance for partial sales of nonfinancial assets.  The ASU became effective on January 1, 2018. The adoption of ASU No. 2017-05 did not have a material impact on the Company’s consolidated financial statements.

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities”. The amendments in this ASU were issued to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  As a result, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Current GAAP contains limitations on how an entity can designate the hedged risk in certain cash flow and fair value hedging relationships. To address those current limitations, the amendments in this ASU permit hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk. In addition, the amendments in this ASU change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of ASU 2017-12 is not expected to have a material impact on the Company’s financial statements.

In January 2017, the FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which provides updated guidance on how an entity is required to test goodwill for impairment. This update is effective for the Company for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

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

For the Six Months Ended June 30, 2018 – UNAUDITED

recording of its allowance for loan losses. Management is continuing to evaluate the effects of 2016-13 and the impact of its implementation is undeterminable at this time.

In July 2018, the FASB issued ASU 2018-10, Codification Improvements to Topic 842, Leases and ASU 2018-11, Leases (Topic 842), Targeted Improvements. ASU 2018-10 provides improvements to clarify ASU 2016-02, Leases (Topic 842), or to correct unintended application of guidance.  ASU 2018-11 provides amendments to a new and optional transition method to adopt the new lease requirements in ASU 2016-02. We expect the adoption of ASU 2018-10 and ASU 2018-11 will impact the Company’s accounting for its building leases at each of its locations through an increase in assets and liabilities in the same manner as the guidance in ASU 2016-02 described below.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months.  This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases accounted for as operating leases under current lease accounting guidance.  The amendments in this update are effective for interim and annual periods beginning after December 15, 2018.  We expect the adoption of ASU 2016-02 to impact the Company’s accounting for its building leases at each of its locations through an increase in assets and liabilities.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2018 – UNAUDITED

NOTE 2: ACQUISITIONS

On June 1, 2018, the Company completed the acquisition of PBB Bancorp and its wholly owned subsidiary Premier Business Bank (collectively “PBB”), through a merger of PBB with and into the Bank, in exchange for 5,234,593 shares of its common stock with a fair value of $19.39 per share. The primary reason for acquiring PBB was to expand our operations in Southern California.

The acquisition is accounted for under the purchase method of accounting. The acquired assets, assumed liabilities and identifiable intangible assets are recorded at their respective acquisition date fair values. Goodwill of $61 million, which is not tax deductible, is included in intangible assets in the table below.

The following table represents the assets acquired and liabilities assumed of PBB as of June 1, 2018 and the fair value adjustments and amounts recorded by the Bank in 2018 under the acquisition method of accounting:

	PBB Book Value	Fair Value Adjustments	Fair Value
(dollars in thousands)
Assets Acquired:
Cash and cash equivalents	$47,582	$—	$47,582
Securities AFS	10,072	(90)	9,982
Loans, net of deferred fees	537,885	(14,986)	522,899
Allowance for loan losses	(3,011)	3,011	—
Premises and equipment, net	3,811	(1,536)	2,275
Investment in FHLB stock	3,229	—	3,229
Deferred taxes	1,451	2,398	3,849
REO	934	(109)	825
Goodwill and Core deposit intangible	634	66,615	67,249
Other assets	6,634	(566)	6,068
Total assets acquired	$609,221	$54,737	$663,958

Liabilities Assumed:
Deposits	$477,366	$219	$477,585
Borrowings	79,911	(341)	79,570
Accounts payable and other liabilities	5,204	100	5,304
Total liabilities assumed	562,481	(22)	562,459
Excess of assets acquired over liabilities assumed	46,740	54,759	101,499
Total	$609,221	$54,737	$663,958

Consideration:
Stock issued			$101,499

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2018 – UNAUDITED

In accordance with generally accepted accounting principles there was no carryover of the allowance for loan losses that had been previously recorded by PBB.

The Company recorded a deferred income tax asset of $3.8 million related to PBB’s operating loss carry-forward and other tax attributes of PBB, along with the effects of fair value adjustments resulting from applying the purchase method of accounting.

The fair value of savings and transaction deposit accounts acquired from PBB were assumed to approximate their carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates. The portfolio was segregated into pools based on remaining maturity. For each pool, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each pool is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment will be accreted to reduce interest expense over the remaining maturities of the respective pools. The Company also recorded a core deposit intangible, which represents the value of the deposit relationships acquired from PBB, of $6.7 million. The core deposit intangible will be amortized over a period of 10 years.

Pro Forma Information (unaudited)

The following table presents unaudited pro forma information for the six months periods ending June 30, 2018 as if the acquisition of PBB had occurred on January 1, 2018, and unaudited pro forma information for the six months periods ending June 30, 2017 as if the acquisition of Commercial 1st Bancorp (“C1B”) and PBB had occurred on January 1, 2017, after giving effect to certain adjustments. The unaudited pro forma information for these periods includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, adjustments for interest expense on deposits acquired, acquisition costs, and the related income tax effects of all these items. The net effect of these pro forma adjustments were increases of $9.5 million and $0.7 million in net income for the six months ended June 30, 2018 and 2017, respectively. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

	Six Months Ended June 30,
	2018	2017
(dollars in thousands)

Net interest income	$81,974	$72,275
Provision for loan losses	4,138	1,526
Noninterest income	16,733	18,940
Noninterest expenses	66,597	59,083
Income before taxes	27,972	30,606
Taxes on income	7,529	7,682
Net income	$20,443	$22,924

Net income per share:
Basic	$0.46	$0.55
Diluted	$0.46	$0.54

The revenues (net interest income and noninterest income) and net income for the period from June 1, 2018 to June 30, 2018 related to the operations acquired from PBB and included in our results of operations for the six months ended June 30, 2018 were approximately $2.3 million and $1.0 million, respectively.

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

For the Six Months Ended June 30, 2018 – UNAUDITED

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

Assets Measured at Fair Value on a Recurring Basis

Securities available for sale and effective with the adoption of ASU 2016-01 on January 1, 2018, investments in equity securities, are measured at fair value on a recurring basis depending upon whether the inputs are Level 1, 2 or 3 as described above.

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
(dollars in thousands)
June 30, 2018:
Investment securities available for sale:
Agency mortgage-backed securities	$418,667	$—	$418,667	$—
Corporate bonds	39,150	—	39,150	—
Beneficial interest – FHLMC securitizations	33,622	—	—	33,622
Other	1,438	1,438	—	—
Investment in equity securities	422	422	—	—
Total assets at fair value on a recurring basis	$493,299	$1,860	$457,817	$33,622

December 31, 2017:
Investment securities available for sale:
Agency mortgage-backed securities	$464,019	—	464,019	—
Corporate bonds	19,000	—	19,000	—
Beneficial interest – FHLMC securitizations	35,852	—	—	35,852
Other	493	493	—	—
Total assets at fair value on a recurring basis	$519,364	$493	$483,019	$35,852

The decrease in level 3 assets from December 31, 2017 was due to beneficial interest – FHLMC securitization maturities.

Assets Measured at Fair Value on a Nonrecurring Basis

Additionally, from time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Impaired Loans. ASC 820-10 applies to loans measured for impairment in accordance with ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, at the fair value of the loan’s collateral (if the loan is collateral dependent) less estimated selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3. The total collateral dependent impaired Level 3 loans were $11.1 million and $13.4 million at June 30, 2018 and December 31, 2017, respectively.  There were $0.9 million of specific reserves related to these loans at both June 30, 2018 and December 31, 2017.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2018 – UNAUDITED

Real Estate Owned.  The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.  As of June 30, 2018 and December 31, 2017, the fair value of real estate owned was $3.0 million and $2.9 million, respectively.

Fair Value of Financial Instruments

Fair value estimates are made at a discrete point in time based on relevant market information and other information about the financial instruments. Considerable judgment is required to interpret market data to develop estimates of fair value. These estimates are subjective in nature and invariably involve some inherent uncertainties. Additionally, unexpected events or changes in circumstances can occur that could require us to make changes to our assumptions and which, in turn, could significantly affect and require us to make changes to our previous estimates of fair value.

The methods of determining the fair value of assets and liabilities presented in this note as of June 30, 2018 are consistent with Note 3 of the Company’s 2017 Form 10-K except for the valuation of investment in equity securities. We refined the calculation used to determine the disclosed fair value of our investment in equity securities as part of adopting ASU 2016-01. The refined calculation did not have a significant impact on our fair value disclosures.

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
June 30, 2018:
Assets:
Cash and cash equivalents	$370,390	$370,390	$—	$—	$370,390
Securities AFS	492,877	1,438	457,817	33,622	492,877
Loans held for sale	644,605	—	644,605	—	644,605
Loans, net	4,268,390	—	—	4,220,596	4,220,596
Investment in FHLB stock	22,707	—	22,707	—	22,707
Investment in equity securities	422	422	—	—	422

Liabilities:
Deposits	4,632,950	3,081,179	1,554,674	—	4,635,853
Borrowings	791,000	—	751,000	40,000	791,000

December 31, 2017:
Assets:
Cash and cash equivalents	$120,394	$120,394	$—	$—	$120,934
Securities AFS	519,364	493	483,019	35,852	519,364
Loans, held for sale	154,380	—	155,345	—	154,345
Loans, net	3,645,327	—	—	3,617,060	3,617,060
Investment in FHLB stock	19,060	—	19,060	—	19,060

Liabilities:
Deposits	3,443,527	2,542,730	901,877	—	3,444,607
Borrowings	678,000	—	628,000	50,000	678,000

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2018 – UNAUDITED

NOTE 4: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2018:
Agency mortgage-backed securities	$435,876	$—	$(17,209)	$418,667
Corporate bonds	39,000	150	—	39,150
Beneficial interests in FHLMC securitization	33,772	1,832	(1,982)	33,622
Other	1,443	1	(6)	1,438
Total	$510,091	$1,983	$(19,197)	$492,877

December 31, 2017:
Agency mortgage-backed securities	$471,131	$287	$(7,399)	$464,019
Corporate bonds	19,000	—	—	19,000
Beneficial interests in FHLMC securitization	35,930	1,811	(1,889)	35,852
Other	499	—	(6)	493
Total	$526,560	$2,098	$(9,294)	$519,364

US Treasury securities of $0.5 million as of June 30, 2018 that are included in the table above as Other are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations.

The tables below indicate, as of June 30, 2018 and December 31, 2017, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage backed securities	$182,125	$(5,655)	$236,542	$(11,554)	$418,667	$(17,209)
Beneficial interests in FHLMC securitization	—	—	7,734	(1,982)	7,734	(1,982)
Other	$197	$(2)	$296	$(4)	$493	$(6)
Total temporarily impaired securities	$182,322	$(5,657)	$244,572	$(13,540)	$426,894	$(19,197)

	Securities with Unrealized Loss at December 31, 2017
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Agency mortgage backed securities	158,984	(1,394)	259,213	(6,005)	418,197	(7,399)
Beneficial interests in FHLMC securitization	—	—	8,738	(1,889)	8,738	(1,889)
Other	197	$(2)	$296	$(4)	$493	$(6)
Total temporarily impaired securities	$159,181	$(1,396)	$268,247	$(7,898)	$427,428	$(9,294)

Unrealized losses in agency mortgage backed securities, beneficial interests in FHLMC securitizations, and other securities have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell, it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in discount rates and assumptions regarding future interest rates. The fair value is expected to recover as the bonds approach maturity.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2018 – UNAUDITED

The scheduled maturities of securities AFS and the related weighted average yields were as follows for the periods indicated:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
June 30, 2018
Amortized Cost:
Corporate bonds	$—	$—	$39,000	$—	$39,000
Other	499	—	944	—	1,443
Total	499	—	39,944	—	40,443
Weighted average yield	1.03%	—%	5.06%	—%	5.01%
Estimated Fair Value:
Corporate bonds	$—	$—	$39,150	$—	$39,150
Other	493	—	945	—	1,438
Total	$493	$—	$40,095	$—	$40,588
(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
December 31, 2017
Amortized Cost:
Corporate bonds	$—	$—	$19,000	$—	$19,000
Other	—	499	—	—	499
Total	—	499	19,000	—	19,499
Weighted average yield	—%	1.03%	5.24%	—%	5.13%
Estimated Fair Value:
Corporate bonds	$—	$—	$19,000	$—	$19,000
Other	—	493	—	—	493
Total	$—	$493	$19,000	$—	$19,493

Agency mortgage backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests as of June 30, 2018 was 2.57%.

NOTE 5: LOANS

The following is a summary of our loans as of:

(dollars in thousands)	June 30, 2018	December 31, 2017
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,024,512	$1,935,429
Single family	868,796	645,816
Total real estate loans secured by residential properties	2,893,308	2,581,245
Commercial properties	888,066	696,748
Land	85,655	37,160
Total real estate loans	3,867,029	3,315,153
Commercial and industrial loans	385,402	310,779
Consumer loans	26,164	29,330
Total loans	4,278,595	3,655,262
Premiums, discounts and deferred fees and expenses	8,795	8,465
Total	$4,287,390	$3,663,727

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2018 – UNAUDITED

As of June 30, 2018 and December 31, 2017, the principal balances shown above are net of unaccreted discount related to loans acquired in an acquisition of $18.9 million and $4.0 million, respectively.

In 2015, 2017, and 2018 the Company purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	June 30, 2018	December 31, 2017
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$460	$—
Commercial properties	19,154	1,525
Land	1,104	1,096
Total real estate loans	20,718	2,621
Commercial and industrial loans	5,642	2,774
Consumer loans	13	—
Total loans	26,373	5,395
Unaccreted discount on purchased credit impaired loans	(9,864)	(1,638)
Total	$16,509	$3,757

Accretable yield, or income expected to be collected on purchased credit impaired loans, and the related changes, is as follows for the periods indicated:

(dollars in thousands)	Six Months Ended June 30, 2018	Year Ended December 31, 2017

Beginning balance	$850	$289
Accretion of income	(127)	(108)
Reclassifications from nonaccretable difference	—	66
Acquisition	1,583	603
Disposals	(26)	—
Ending balance	$2,280	$850

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2018 – UNAUDITED

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
June 30, 2018:
Real estate loans:
Residential properties	$1,012	$—	$—	$61	$1,073	$2,892,235	$2,893,308
Commercial properties	2,474	1,442	—	1,675	5,591	882,475	888,066
Land	—	—	—	—	—	85,655	85,655
Commercial and industrial loans	2,498	201	—	6,943	9,642	375,760	385,402
Consumer loans	8	—	—	—	8	26,156	26,164
Total	$5,992	$1,643	$—	$8,679	$16,314	$4,262,281	$4,278,595

Percentage of total loans	0.14%	0.04%	—%	0.20%	0.38%

December 31, 2017:
Real estate loans:
Residential properties	$78	$—	$—	$—	$78	$2,581,167	$2,581,245
Commercial properties	—	—	1,320	1,742	3,062	693,686	696,748
Land	—	—	—	—	—	37,160	37,160
Commercial and industrial loans	—	—	789	9,617	10,406	300,373	310,779
Consumer loans	—	—	—	—	—	29,330	29,330
Total	$78	$—	$2,109	$11,359	$13,546	$3,641,716	$3,655,262

Percentage of total loans	0.00%	—%	0.06%	0.31%	0.37%

As of June 30, 2018 and December 31, 2017, the Company had three loans with a balance of $4.0 million and seven loans with a balance of $4.5 million, respectively, that were classified as troubled debt restructurings (“TDR”). All loans were classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loans. These loans have been paying in accordance with the terms of their restructure.

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	June 30, 2018			December 31, 2017
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial real estate loans	$1,300	$1,545	$2,845	$—	$1,598	$1,598
Commercial and industrial loans	—	1,194	1,194	195	2,698	2,893
Total	1,300	2,739	4,039	195	4,296	4,491

The following table provides information on loans that were modified as TDRs for the following periods:

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Six Months Ended June 30, 2018
Commercial real estate loans	1	$1,300	$1,300	$—
Commercial loans	1	1,194	1,194	—
Total	2	$2,494	$2,494	$—

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year Ended December 31, 2017
Commercial real estate loans	1	$1,598	$1,598	$—
Commercial loans	1	218	218	—
Total	2	$1,816	$1,816	$—

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2018 – UNAUDITED

NOTE 6: ALLOWANCE FOR LOAN LOSSES

The following is a roll forward of the Bank’s allowance for loan losses for the following periods:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter Ended June 30, 2018:
Real estate loans:
Residential properties	$9,908	$(357)	$—	$—	$9,551
Commercial properties	4,390	725	(211)	—	4,904
Land	335	166	—	—	501
Commercial and industrial loans	5,093	1,971	(3,239)	—	3,825
Consumer loans	274	(55)	—	—	219
Total	$20,000	$2,450	$(3,450)	$—	$19,000

Six Months Ended June 30, 2018:
Real estate loans:
Residential properties	$9,715	$(164)	$—	$—	$9,551
Commercial properties	4,399	716	(211)	—	4,904
Land	395	106	—	—	501
Commercial and industrial loans	3,624	3,528	(3,327)	—	3,825
Consumer loans	267	(48)	—	—	219
Total	$18,400	$4,138	$(3,538)	$—	$19,000

Year Ended December 31, 2017:
Real estate loans:
Residential properties	$6,669	$3,046	$—	$—	$9,715
Commercial properties	2,983	1,416	—	—	4,399
Land	233	162	—	—	395
Commercial and industrial loans	5,227	(1,841)	—	238	3,624
Consumer loans	288	(21)	—	—	267
Total	$15,400	$2,762	$—	$238	$18,400

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2018 – UNAUDITED

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
	Individually	Collectively	Impaired	Total	Other Loans
June 30, 2018:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,551	$—	$9,551	$2,624
Commercial properties	128	4,776	—	4,904	2,964
Land	—	501	—	501	432
Commercial and industrial loans	786	3,039	—	3,825	1,211
Consumer loans	—	219	—	219	13
Total	$914	$18,086	$—	$19,000	$7,244
Loans:
Real estate loans:
Residential properties	$—	$2,893,308	$—	$2,893,308	$286,135
Commercial properties	2,975	873,313	11,778	888,066	338,718
Land	—	84,833	822	85,655	44,728
Commercial and industrial loans	8,151	373,342	3,909	385,402	86,432
Consumer loans	—	26,164	—	26,164	3,399
Total	$11,126	$4,250,960	$16,509	$4,278,595	$759,412

December 31, 2017:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,715	$—	$9,715	$248
Commercial properties	—	4,399	—	4,399	1,449
Land	—	395	—	395	4
Commercial and industrial loans	909	2,715	—	3,624	1,204
Consumer loans	—	267	—	267	100
Total	$909	$17,491	$—	$18,400	$3,005
Loans:
Real estate loans:
Residential properties	$—	$2,581,245	$—	$2,581,245	$26,605
Commercial properties	4,037	691,632	1,079	696,748	168,057
Land	—	36,323	837	37,160	167
Commercial and industrial loans	9,399	299,539	1,841	310,779	62,849
Consumer loans	—	29,330	—	29,330	2,899
Total	$13,436	$3,638,069	$3,757	$3,655,262	$260,577

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in a business combination, and the stated principal balance of the related loans. The discount is equal to 0.95% and 1.15% of the stated principal balance of these loans as of June 30, 2018 and December 31, 2017, respectively. In addition to this unaccreted credit component discount, an additional $0.4 million and $0.2 million of ALLL has been provided for these loans June 30, 2018 and December 31, 2017, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2018 – UNAUDITED

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
June 30, 2018:
Real estate loans:
Residential properties	$2,890,024	$3,223	$61	$—	$2,893,308
Commercial properties	857,475	11,103	16,513	2,975	888,066
Land	84,833	—	822	—	85,655
Commercial and industrial loans	371,970	—	5,281	8,151	385,402
Consumer loans	26,164	—	—	—	26,164
Total	$4,230,466	$14,326	$22,677	$11,126	$4,278,595

December 31, 2017:
Real estate loans:
Residential properties	$2,578,773	$192	$2,280	$—	$2,581,245
Commercial properties	680,449	6,326	5,936	4,037	696,748
Land	36,321	—	839	—	37,160
Commercial and industrial loans	298,408	865	2,107	9,399	310,779
Consumer loans	29,330	—	—	—	29,330
Total	$3,623,281	$7,383	$11,162	$13,436	$3,655,262

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2018 – UNAUDITED

Impaired loans evaluated individually and any related allowance are as follows as of:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
June 30, 2018:
Real estate loans:
Commercial properties	$1,675	$1,675	$1,300	$1,300	$128
Commercial and industrial loans	2,401	2,401	5,750	5,750	786
Total	$4,076	$4,076	$7,050	$7,050	$914

December 31, 2017:
Real estate loans:
Commercial properties	$4,037	$4,037	$—	$—	$—
Commercial and industrial loans	250	250	9,149	9,149	909
Total	$4,287	$4,287	$9,149	$9,149	$909

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the:

	Six months Ended June 30, 2018		Year Ended December 31, 2017
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$—	$—	$1,323	$20
Commercial properties	4,001	47	2,403	50
Commercial and industrial loans	9,338	—	5,503	5
Total	$13,339	$47	$9,229	$75

There was no interest income recognized on a cash basis in either 2018 or 2017 on impaired loans.

NOTE 7: LOAN SALES AND MORTGAGE SERVICING RIGHTS

During the first six months of 2018, FFB recognized $0.5 million of gains on the sale of $52 million of multifamily loans and recorded mortgage servicing rights of $0.3 million on the sale of those loans. In 2017, FFB sold $453 million of multifamily loans to financial institutions and recognized a gain of $7.0 million.

For the sales of multifamily loans, FFB retained servicing rights for the majority of these loans and recognized mortgage servicing rights as part of the transactions. As of June 30, 2018 and December 31, 2017, mortgage servicing rights were $4.7 million and $4.8 million, respectively and the amount of loans serviced for others totaled $778 million and $745 million at June 30, 2018 and December 31, 2017, respectively. Servicing fees collected for the six months ended June 30, 2018, and in 2017 were $0.4 million and $0.5 million, respectively.

During the second quarter of 2018, we entered swap agreements with notional amounts of $651 million. These agreements have termination dates ranging from March 2021 to February 2023 and are reset quarterly. During the third quarter of 2018, our net interest income is expected to be lower by $0.8 million as a result of these swap agreements. The counterparty to these agreements is a financial institution with substantial levels of assets and equity.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2018 – UNAUDITED

NOTE 8: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$1,478,189	—	$1,097,196	—
Interest-bearing	437,938	0.879%	235,294	0.411%
Money market and savings	1,165,052	0.933%	1,210,240	0.840%
Certificates of deposits	1,551,771	1.753%	900,797	1.189%
Total	$4,632,950	1.328%	$3,443,527	0.634%

At June 30, 2018, of the $365 million of certificates of deposits of $250,000 or more, $301 million mature within one year and $64 million mature after one year. Of the $1.2 billion of certificates of deposit of less than $250,000, $1.1 billion mature within one year and $96 million mature after one year. At December 31, 2017, of the $288 million of certificates of deposits of $250,000 or more, $230 million mature within one year and $58 million mature after one year.  Of the $613 million of certificates of deposit of less than $250,000, $543 million mature within one year and $70 million mature after one year.

NOTE 9: BORROWINGS

At June 30, 2018, our borrowings consisted of $736 million of overnight FHLB advances, $15 million in FHLB term borrowings at the Bank and $40 million of borrowings under a holding company line of credit. At December 31, 2017, our borrowings consisted of $628 million of overnight FHLB advances at the Bank and $50 million outstanding on a holding company line of credit. The overnight FHLB advances were paid in full in the early part of July 2018 and January 2018, respectively, and bore interest rates of 2.07% and 1.41%, respectively. At June 30, 2018, the interest rate on the holding company line of credit was 5.81%. Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis.

FHLB advances are collateralized by loans secured by multifamily and commercial real estate properties with a carrying value of $3.9 billion as of June 30, 2018. As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB. The Bank’s total borrowing capacity from the FHLB at June 30, 2018 was $1.9 billion. In addition to the $751 million borrowing at June 30, 2018, the Bank had in place $201 million of letters of credit from the FHLB which are used to meet collateral requirements for borrowings from the State of California and local agencies.

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provided for a revolving line of credit for up to $50 million. The loan agreement matures in five years, with an option to extend the maturity date subject to certain conditions, and bears interest at 90 day LIBOR plus 350 basis points (3.50%). We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in FFB. In April 2018, the line was increased by $25 million, to $75 million.

The Bank also has $120 million available borrowing capacity through unsecured fed funds lines, ranging in size from $20 million to $25 million, with five other financial institutions. None of these lines had outstanding borrowings as of June 30, 2018. Combined, the Bank’s unused lines of credit as of June 30, 2018 and December 31, 2017 were $1.1 billion and $943 million, respectively. The average balance of overnight borrowings during the first six months of 2018 was $693 million, as compared to $499 million during all of 2017.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2018 – UNAUDITED

NOTE 10: EARNINGS PER SHARE

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

	Quarter Ended June 30, 2018		Quarter Ended June 30, 2017
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$5,146	$5,146	$9,616	$9,616

Basic common shares outstanding	40,820,006	40,820,006	33,623,671	33,623,671
Effect of contingent shares issuable		1,592		1,592
Effect of options and restricted stock		510,594		939,056
Diluted common shares outstanding		41,332,192		34,564,319

Earnings per share	$0.13	$0.12	$0.29	$0.28

	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$14,122	$14,122	$15,729	$15,729

Basic common shares outstanding	39,704,834	39,704,834	33,216,602	33,216,602
Effect of contingent shares issuable		1,592		1,592
Effect of options and restricted stock		528,134		1,046,242
Diluted common shares outstanding		40,234,560		34,264,436

Earnings per share	$0.36	$0.35	$0.47	$0.46

NOTE 11: SEGMENT REPORTING

For the quarter and six months ended June 30, 2018 and 2017, the Company had two reportable business segments: Banking (FFB and FFIS) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Quarter ended June 30, 2018:
Interest income	$48,498	$—	$—	$48,498
Interest expense	11,743	—	504	12,247
Net interest income	36,755	—	(504)	36,251
Provision for loan losses	2,450	—	—	2,450
Noninterest income	950	6,246	(212)	6,984
Noninterest expense	27,555	5,327	1,100	33,982
Income (loss) before taxes on income	$7,700	$919	$(1,816)	$6,803

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2018 – UNAUDITED

Quarter ended June 30, 2017:
Interest income	$33,652	$—	$—	$33,652
Interest expense	5,575	—	182	5,757
Net interest income	28,077	—	(182)	27,895
Provision for loan losses	1,092	—	—	1,092
Noninterest income	4,165	5,745	(213)	9,697
Noninterest expense	15,842	5,042	1,329	22,213
Income (loss) before taxes on income	$15,308	$703	$(1,724)	$14,287

	Banking	Wealth Management	Other	Total
Six months ended June 30, 2018:
Interest income	$91,817	$—	$—	$91,817
Interest expense	20,263	—	1,035	21,298
Net interest income	71,554	—	(1,035)	70,519
Provision for loan losses	4,138	—	—	4,138
Noninterest income	3,507	12,660	(201)	15,966
Noninterest expense	49,366	11,144	2,460	62,970
Income (loss) before taxes on income	$21,557	$1,516	$(3,696)	$19,377

Six months ended June 30, 2017:
Interest income	$64,012	$—	$—	$64,012
Interest expense	9,852	—	207	10,059
Net interest income	54,160	—	(207)	53,953
Provision for loan losses	1,161	—	—	1,161
Noninterest income	6,681	11,202	(403)	17,480
Noninterest expense	34,173	10,232	2,517	46,922
Income (loss) before taxes on income	$25,507	$970	$(3,127)	$23,350

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the quarter and six months ended June 30, 2018 as compared to our results of operations in the quarter and six months ended June 30, 2017; and our financial condition at June 30, 2018 as compared to our financial condition at December 31, 2017. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2017, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (our “2017 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018.

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

Recent Developments and Overview

We completed the acquisition of PBB Bancorp and its wholly owned subsidiary Premier Business Bank (collectively “PBB”) on June 1, 2018, and acquired $523 million in loans and $478 million in deposits. During the second quarter we incurred $3.8 million of costs related to the acquisition of PBB.

Excluding the PBB acquisition, during the first six months of 2018, we had loan originations of $971 million and deposit growth of $711 million. Total revenues (net interest income and noninterest income) increased by 21% in the first six months of 2018 when compared to the first six months of 2017.

During the second quarter of 2018, as part of a balance sheet restructuring, we transferred $645 million of loans to loans held for sale with the intention of securitizing these loans, and, to mitigate against increases in interest rates on these loans, we entered into  swap agreements. Upon completion of this restructuring, we will have removed lower yielding loans from our loan portfolio, replaced cash holdings with higher yielding securities and reduced our multifamily loan concentrations.

Results of Operations

Our net income for the quarter and six months ending June 30, 2018 was $5.1 million and $14.1 million, respectively as compared to $9.6 million and $15.7 million for the corresponding periods in 2017. Income before taxes for the quarter and six months ending June 30, 2018 was $6.8 million and $19.4 million, respectively, as compared to $14.3 million and $23.4 million for the corresponding periods in 2017.

The effective tax rate for the first six months of 2018 was 27.1% as compared to 32.6% for the first six months of 2017. As a result of reduced federal tax rates, our statutory tax rate decreased from 41.6% in 2017 to 29.0% in 2018. In addition, during the first six months of 2018 and 2017, we realized a 287 and 985 basis point reduction in our effective tax rate, respectively, related to excess tax benefits resulting from the exercise or vesting of stock awards.

The primary sources of revenue for Banking are net interest income, fees from its deposits, trust and insurance services, certain loan fees, and consulting fees. The primary source of revenue for Wealth Management is asset management fees assessed on the balance of AUM.  Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 50% and 74%, respectively, of the total noninterest expense for Banking and Wealth Management in the first six months of 2018.

The following table shows key operating results for each of our business segments for the quarter ended June 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2018:
Interest income	$48,498	$—	$—	$48,498
Interest expense	11,743	—	504	12,247
Net interest income	36,755	—	(504)	36,251
Provision for loan losses	2,450	—	—	2,450
Noninterest income	950	6,246	(212)	6,984
Noninterest expense	27,555	5,327	1,100	33,982
Income (loss) before taxes on income	$7,700	$919	$(1,816)	$6,803
2017:
Interest income	$33,652	$—	$—	$33,652
Interest expense	5,575	—	182	5,757
Net interest income	28,077	—	(182)	27,895
Provision for loan losses	1,092	—	—	1,092
Noninterest income	4,165	5,745	(213)	9,697
Noninterest expense	15,842	5,042	1,329	22,213
Income (loss) before taxes on income	$15,308	$703	$(1,724)	$14,287

General. Consolidated income before taxes in the second quarter of 2018 was $6.8 million, as compared to $14.3 million in the second quarter of 2017. The $7.5 million decrease in income before taxes was the result of a $7.6 million decrease in income before taxes for Banking, partially offset by a $0.2 million increase in income before taxes for Wealth Management.  The decrease in Banking was due to a higher provision for loan losses, lower noninterest income and higher noninterest expenses, which were partially offset by higher net interest income. The increase in Wealth Management was due to higher noninterest income, which was partially offset by higher noninterest expenses. For Corporate, increases in interest costs on the holding company line of credit were offset by decreases in noninterest expenses.

The following table shows key operating results for each of our business segments for the six months ended June 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2018:
Interest income	$91,817	$—	$—	$91,718
Interest expense	20,263	—	1,035	21,298
Net interest income	71,554	—	(1,035)	70,519
Provision for loan losses	4,138	—	—	4,138
Noninterest income	3,507	12,660	(201)	15,966
Noninterest expense	49,366	11,144	2,460	62,970
Income (loss) before taxes on income	$21,557	$1,516	$(3,696)	$19,377
2017:
Interest income	$64,012	$—	$—	$64,012
Interest expense	9,852	—	207	10,059
Net interest income	54,160	—	(207)	53,953
Provision for loan losses	1,161	—	—	1,161
Noninterest income	6,681	11,202	(403)	17,480
Noninterest expense	34,173	10,232	2,517	46,922
Income (loss) before taxes on income	$25,507	$970	$(3,127)	$23,350

General. Consolidated income before taxes in the first six months of 2018 was $19.4 million, as compared to $23.4 million in the first six months of 2017. The $4.0 million decrease in income before taxes was the result of a $4.0 million decrease in income before taxes for Banking, a $0.5 million increase in income before taxes for Wealth Management and a $0.5 million net increase in Corporate results. The decrease in Banking was due to a higher provision for loan losses, lower noninterest income and higher noninterest expenses which were partially offset by higher net interest income. The increase in Wealth Management was due to higher noninterest income which was partially offset by higher noninterest expenses. For Corporate, a $0.8 million increase in interest costs on the holding company line of credit were offset by a $0.2 million increase in Corporate noninterest income.

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

	Quarter Ended June 30:
	2018			2017
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$4,372,853	$43,535	3.98%	$3,240,755	$29,982	3.70%
Securities	522,263	3,575	2.74%	496,896	3,126	2.52%
FHLB stock, fed funds, and deposits	235,551	1,388	2.37%	85,107	544	2.57%
Total interest-earning assets	5,130,667	48,498	3.78%	3,822,758	33,652	3.52%

Noninterest-earning assets:
Nonperforming assets	11,752			5,550
Other	74,927			31,815
Total assets	$5,217,346			$3,860,123

Interest-bearing liabilities:
Demand deposits	$367,739	$821	0.90%	$262,516	$373	0.57%
Money market and savings	1,064,165	2,300	0.87%	1,028,404	2,059	0.80%
Certificates of deposit	1,206,041	4,963	1.65%	763,480	1,580	0.83%
Total interest-bearing deposits	2,637,945	8,084	1.23%	2,054,400	4,012	0.78%
Borrowings	811,301	4,163	2.06%	679,055	1,745	1.03%
Total interest-bearing liabilities	3,449,246	12,247	1.42%	2,733,455	5,757	0.84%

Noninterest-bearing liabilities:
Demand deposits	$1,318,684			$809,129
Other liabilities	16,962			14,175
Total liabilities	4,784,892			3,556,759
Shareholders’ equity	432,454			303,364
Total liabilities and equity	$5,217,346			$3,860,123

Net Interest Income		$36,251			$27,895

Net Interest Rate Spread			2.36%			2.68%

Net Yield on Interest-earning Assets			2.83%			2.92%

	Six Months Ended June 30:
	2018			2017
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$4,158,816	$82,506	3.97%	$3,087,236	$56,473	3.66%
Securities	520,769	6,997	2.69%	504,388	6,157	2.44%
FHLB stock, fed funds, and deposits	197,202	2,314	2.37%	78,705	1,382	3.54%
Total interest-earning assets	4,876,787	91,817	3.77%	3,670,329	64,012	3.49%

Noninterest-earning assets:
Nonperforming assets	11,666			6,723
Other	70,862			29,704
Total assets	$4,959,315			$3,706,756

Interest-bearing liabilities:
Demand deposits	$297,568	$1,126	0.76%	$253,758	$660	0.52%
Money market and savings	1,087,409	4,554	0.84%	991,397	3,740	0.76%
Certificates of deposit	1,095,894	8,276	1.52%	740,637	2,804	0.76%
Total interest-bearing deposits	2,480,871	13,956	1.13%	1,985,792	7,204	0.73%
Borrowings	773,373	7,342	1.91%	656,862	2,855	0.88%
Total interest-bearing liabilities	3,254,244	21,298	1.32%	2,642,654	10,059	0.77%

Noninterest-bearing liabilities:
Demand deposits	$1,269,831			$755,171
Other liabilities	19,293			14,193
Total liabilities	4,543,368			3,412,018
Shareholders’ equity	415,947			294,738
Total liabilities and equity	$4,959,315			$3,706,756

Net Interest Income		$70,519			$53,953

Net Interest Rate Spread			2.45%			2.72%

Net Yield on Interest-earning Assets			2.89%			2.94%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the quarter and six months ended June 30, 2018, as compared to corresponding periods in 2017:

	Quarter Ended June 30, 2018 vs. 2017			Six Months Ended June 30, 2018 vs. 2017
(dollars in thousands)	Increase (Decrease) due to:			Increase (Decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans	$11,126	$2,427	$13,553	$20,959	$5,074	$26,033
Securities	165	284	449	210	630	840
Fed funds, FHLB stock, and deposits	890	(46)	844	1,514	(582)	932
Total interest-earning assets	12,181	2,665	14,846	22,683	5,122	27,805
Interest paid on:
Demand deposits	183	265	448	128	338	466
Money market and savings	73	168	241	381	433	814
Certificates of deposit	1,245	2,138	3,383	1,780	3,692	5,472
Borrowings	390	2,028	2,418	583	3,904	4,487
Total interest-bearing liabilities	1,891	4,599	6,490	2,872	8,367	11,239
Net interest income	$10,290	$(1,934)	$8,356	$19,811	$(3,245)	$16,566

Net interest income for Banking increased 31% from $28.1 million in the second quarter of 2017, to $36.8 million in the second quarter of 2018 due to a 34% increase in interest-earning assets. On a consolidated basis our net yield on interest earning assets was 2.83% for the second quarter of 2018 as compared to 2.92% in the second quarter of 2017. This decrease was due to a decrease in the net interest rate spread from 2.68% in the second quarter of 2017 to 2.36% in the second quarter of 2018, the effects of which were partially offset by less reliance on higher cost borrowings and an increase in the proportion of our funding coming from noninterest bearing deposits. The decrease in the net interest rate spread was due to an increase in the cost of interest-bearing liabilities from 0.84% in the second quarter of 2017 to 1.42% in the second quarter of 2018 which was partially offset by an increase in yield on total interest-earning assets from 3.52% in the second quarter of 2017 to 3.78% in the second quarter of 2018. The yield on interest-earning assets increased as new loans added to the portfolio bear interest rates higher than the current portfolio rates as a result of increases in market rates. The increase in the cost of interest-bearing liabilities was due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates, and increased costs of borrowings as the average rate on FHLB advances increased from 0.94% in the second quarter of 2017 to 1.89% in the second quarter of 2018. The average balance outstanding under the holding company line of credit increased from $15.5 million in the second quarter of 2017 to $34.6 million in the second quarter of 2018, and the average rate increased by over 100 basis points, resulting in a $0.3 million increase in corporate interest expense.

Net interest income for Banking increased 32% from $54.2 million in the first six months of 2017, to $71.6 million in the first six months of 2018 due to a 33% increase in interest-earning assets. On a consolidated basis our net yield on interest earning assets was 2.89% for the first six months of 2018 as compared to 2.94% in the first six months of 2017. This decrease was due to a decrease in the net interest rate spread from 2.72% in the first six months of 2017 to 2.45% in the first six months of 2018, the effects of which were partially offset by less reliance on higher cost borrowings and an increase in the proportion of our funding coming from noninterest bearing deposits. The decrease in the net interest rate spread was due to an increase in the cost of interest-bearing liabilities from 0.77% in the first six months of 2017 to 1.32% in the first six months of 2018 which was partially offset by an increase in yield on total interest-earning assets from 3.49% in the first six months of 2017 to 3.77% in the first six months of 2018. The yield on interest-earning assets increased as new loans added to the portfolio bear interest rates higher than the current portfolio rates as a result of increases in market rates. The increase in the cost of interest-bearing liabilities was due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates, and increased costs of borrowings as the average rate on FHLB advances increased from 0.82% in the first six months of 2017 to 1.73% in the first six months of 2018. The average balance outstanding under the holding company line of credit increased from $8.9 million in the first six months of 2017 to $38.1 million in the first six months of 2018, and the average rate increased by over 80 basis points, resulting in a $0.8 million increase in corporate interest expense.

Provision for loan losses. The provision for loan losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For the quarter and six months ended June 30, 2018, we recorded provisions for loan losses of $2.5 million and $4.1 million, respectively, as compared to $1.1 million and $1.2 million, respectively, for the quarter and six months ended June 30, 2017. The $4.1 million provision in the first six months of 2018 was due to growth in our loan balances and $3.5 million of chargeoffs in the first six months of 2018.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the quarter and six months ended June 30:

(dollars in thousands)	2018	2017
Quarter Ended June 30:
Trust fees	$932	$871
Consulting fees	85	110
Deposit charges	194	108
Loss on capital market activities	(1,490)	—
Gain on sale of loans	—	2,050
Gain on sale of REO	—	104
Loan related fees	460	415
Other	769	507
Total noninterest income	$950	$4,165
Six Months Ended June 30:
Trust fees	$1,754	$1,660
Consulting fees	203	222
Deposit charges	314	229
Loss on capital market activities	(1,490)	—
Gain on sale of loans	545	2,350
Gain on sale of REO	—	104
Loan related fees	661	871
Other	1,520	1,245
Total noninterest income	$3,507	$6,681

Noninterest income in Banking in the second quarter of 2018 was $1.0 million as compared $4.2 million in the second quarter of 2017. During the second quarter of 2018 we recognized a $1.5 million balance sheet restructuring charge with no comparable amount in 2017, and in the second quarter of 2017 we realized a $2.1 million gain on sale of loans with no comparable amount in 2018. As part of our balance sheet restructuring, we transferred $645 million of loans to loans held for sale with the intention of securitizing these loans, and, to mitigate against the impact of increases in interest rates on the value of these loans, we entered into a swap agreement. In the second quarter of 2018, we recognized a mark to market decrease on our loans held for sale of $3.7 million, offset by a $2.2 million gain in the value of the swap.

Noninterest income in Banking in the first six months of 2018 was $3.5 million as compared $6.7 million in the first six months of 2017.  In the first six months of 2018, we recognized the $1.5 million balance sheet restructuring charge discussed above with no comparable amount in 2017, and in the first six months of 2017 we realized a $2.4 million gain on sale of loans as compared to $0.5 million in the first six months of 2018.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides a breakdown of noninterest income for Wealth Management for the quarter and six months ended June 30:

(dollars in thousands)	2018	2017
Quarter Ended June 30:
Asset management fees	$6,229	$5,712
Other	17	33
Total noninterest income	$6,246	$5,745

Six Months Ended June 30:
Asset management fees	$12,635	$11,166
Other	25	36
Total noninterest income	$12,660	$11,202

Noninterest revenue for Wealth Management increased by $0.5 million in the second quarter and $1.5 million for the six months ended June 30, 2018 when compared to the corresponding periods in 2017 due to higher levels of AUM balances on which the asset management fees are calculated.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the quarter and six months ended June 30:

	Banking		Wealth Management
(dollars in thousands)	2018	2017	2018	2017
Quarter Ended June 30:
Compensation and benefits	$12,274	$9,745	$4,022	$3,923
Occupancy and depreciation	4,126	3,300	596	552
Professional services and marketing	1,056	(651)	519	420
Customer service costs	3,824	1,319	—	—
Other expenses	6,275	2,129	190	147
Total noninterest expense	$27,555	$15,842	$5,327	$5,042

Six Months Ended June 30:
Compensation and benefits	$24,813	$20,050	$8,289	$8,028
Occupancy and depreciation	7,703	6,183	1,144	1,071
Professional services and marketing	2,282	1,760	1,334	835
Customer service costs	6,595	2,012	—	—
Other expenses	7,973	4,168	377	298
Total noninterest expense	$49,366	$34,173	$11,144	$10,232

Noninterest expense in Banking increased from $15.8 million in the second quarter of 2017 to $27.6 million in the second quarter of 2018, due to increases in staffing and costs associated with the Bank’s expansion, including the acquisition of Community 1st Bank (“C1B”) in November 2017 and PBB in June 2018, and the growth of its balances of loans and deposits. Compensation and benefits for Banking increased $2.5 million or 26% during the second quarter of 2018 as compared to the second quarter of 2017 due to salary increases and an increase in the number of full time equivalent employees (“FTE”) in Banking, to 361.1 in the second quarter of 2018 from 305.8 in the second quarter of 2017 as a result of the increased staffing related to the acquisitions and additional personnel added to support the growth in loans and deposits. A $0.8 million increase in occupancy and depreciation for Banking in the second quarter of 2018 as compared to the second quarter of 2017 was due to costs related to the acquisitions and increases in our data processing costs due to increased volumes and the implementation of enhancements. The $1.7 million increase in professional services and marketing was due to a $1.8 million recovery of legal costs realized in the second quarter of 2017. Customer service costs for Banking increased from $1.3 million in the second quarter of 2017 to $3.8 million in the second quarter of 2018 due primarily to increases in the earnings credit rates paid on the balances, which reflect the increases in short term market rates during the second quarter of 2018 when compared to the second quarter of 2017. The $4.1 million increase in other expenses for Banking in the second quarter of 2018 when compared to the second quarter of 2017 were due to $3.8 million of costs related to the PBB acquisition and increases in activity related costs such as FDIC insurance.

Noninterest expense in Banking increased from $34.2 million in the first six months of 2017 to $49.4 million in the first six months of 2018, due to increases in staffing and costs associated with the Bank’s expansion, including the acquisition of C1B and PBB, and the growth of its balances of loans and deposits. Compensation and benefits for Banking increased $4.8 million or 24% during the first six months of 2018 as compared to the first six months of 2017 due to salary increases and an increase in the number of FTE in Banking, to 349.7 in the first six months of 2018 from 297.9 in the first six months of 2017 as a result of the increased staffing related to the acquisitions and additional personnel added to support the growth in loans and deposits. A $1.5 million increase in occupancy and depreciation for Banking in the first six months of 2018 as compared to the first six months of 2017 was due to costs related to the acquisitions and increases in our data processing costs due to increased volumes and the implementation of enhancements. The $0.5 million increase in professional services and marketing in Banking was due to a $1.8 million recovery of legal costs realized in the first six months of 2017 which were offset by lower legal costs, excluding the recovery, incurred in the first six months of 2018. Customer service costs for Banking increased $4.6 million in the first six months of 2018 as compared to the first six months of 2017 due primarily to increases in the earnings credit rates paid on the balances, which reflect the increases in short term market rates during the first six months of 2018 when compared to the first six months of 2017. The $3.8 million increase in other expenses for Banking in the first six months of 2018 when compared to the first six months of 2017 were due to $3.8 million of costs related to the PBB acquisition.

The increases in noninterest expense in Wealth Management for the second quarter and six months of 2018 as compared to the corresponding periods in 2017 were due to salary increases and increases in referral fees due to higher levels of AUM.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
June 30, 2018:
Cash and cash equivalents	$370,205	$4,436	$(4,251)	$370,390
Securities AFS	492,877	—	—	492,877
Loans Held For Sale	644,605	—	—	644,605
Loans, net	4,268,390	—	—	4,268,390
FHLB Stock	22,707	—	—	22,707
Premises and equipment	8,001	873	136	9,010
Deferred taxes	17,858	139	293	18,290
REO	2,979	—	—	2,979
Goodwill and intangibles	100,370	—	—	100,370
Other assets	34,567	432	1,384	36,383
Total assets	$5,962,559	$5,880	$(2,438)	$5,966,001

Deposits	$4,646,019	$—	$(13,069)	$4,632,950
Borrowings	751,000	—	40,000	791,000
Intercompany balances	1,732	588	(2,320)	—
Other liabilities	24,712	2,087	(2,717)	24,082
Shareholders’ equity	539,096	3,205	(24,332)	517,969
Total liabilities and equity	$5,962,559	$5,880	$(2,438)	$5,966,001

December 31, 2017:
Cash and cash equivalents	$120,261	$4,407	$(4,274)	$120,394
Securities AFS	519,364	—	—	519,364
Loans held for sale	154,380	—	—	154,380
Loans, net	3,645,327	—	—	3,645,327
FHLB Stock	19,060	—	—	19,060
Premises and equipment	5,519	926	136	6,581
Deferred taxes	12,008	172	(37)	12,143
REO	2,920	—	—	2,920
Goodwill and Intangibles	33,576	—	—	33,576
Other assets	25,521	179	1,740	27,440
Total assets	$4,537,936	$5,684	$(2,435)	$4,541,185

Deposits	$3,460,465	$—	$(16,938)	$3,443,527
Borrowings	628,000	—	50,000	678,000
Intercompany balances	3,301	643	(3,944)	—
Other liabilities	18,646	2,970	3,091	24,707
Shareholders’ equity	427,524	2,071	(34,644)	394,951
Total liabilities and equity	$4,537,936	$5,684	$(2,435)	$4,541,185

Our consolidated balance sheet is primarily affected by changes occurring in Banking as Wealth Management does not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the first six months of 2018, total assets increased by $1.4 billion primarily due to increases in cash and cash equivalents and loans. Cash and cash equivalents increased to $370 million at June 30, 2018 from $120 million at December 31, 2017 as we increased our on balance sheet liquidity to maintain compliance with regulatory guidelines. Loans and loans held for sale increased by $1.1 billion as a result of $971 million of originations and $523 million of loans added from the PBB acquisition, which were partially offset by the sale of $52 million of multifamily loans and payoffs or scheduled payments of $323 million. Deposits increased by $711 million, excluding the deposits acquired in the PBB acquisition, as our specialty deposits, branch deposits and wholesale deposits increased by $218 million, $48 million and $445 million, respectively. Borrowings increased by $113 million due primarily to the additional borrowings utilized to support our loan growth.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased $250 million during the first six months of 2018. Changes in cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2018:
Agency mortgage-backed securities	$435,876	$—	$(17,209)	$418,667
Corporate bonds	39,000	150	—	39,150
Beneficial interest – FHLMC securitization	33,772	1,832	(1,982)	33,622
Other	1,443	1	(6)	1,438
Total	$510,091	$1,983	$(19,197)	$492,877

December 31, 2017:
Agency mortgage-backed securities	$471,131	$287	$(7,399)	$464,019
Corporate bonds	35,930	1,811	(1,889)	35,852
Beneficial interest – FHLMC securitization	19,000	—	—	19,000
Other	499	—	(6)	493
Total	$526,560	$2,098	$(9,294)	$519,364

US Treasury securities of $0.5 million as of June 30, 2018 that are included in the table above as Other are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yield is as follows as of June 30, 2018:

(dollars in thousands)	Less than 1 Year	1 Through 5 years		5 Through 10 Years	After 10 Years		Total
Amortized Cost:
Corporate bonds	$—		$—	$39,000		$—	$39,000
Other	499		—	944		—	1,443
Total	$499	$		$39,944	$		$40,443
Weighted average yield	1.03%		—%	5.06%		—%	5.01%

Estimated Fair Value:
Corporate bonds	$—		$—	$39,150		$—	$39,150
Other	493		—	945		—	1,438
Total	$493		$—	$40,095		$—	$40,588

Agency mortgage backed securities and beneficial interest – FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests in FHLMC securitizations as of June 30, 2018 was 2.57%.

Loans. The following table sets forth our loans, by loan category, as of:

(dollars in thousands)	June 30, 2018	December 31, 2017
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,024,512	$1,935,429
Single family	868,796	645,816
Total real estate loans secured by residential properties	2,893,308	2,581,245
Commercial properties	888,066	696,748
Land	85,655	37,160
Total real estate loans	3,867,029	3,315,153
Commercial and industrial loans	385,402	310,779
Consumer loans	26,164	29,330
Total loans	4,278,595	3,655,262
Premiums, discounts and deferred fees and expenses	8,795	8,465
Total	$4,287,390	$3,663,727

Total loans, including loans held for sale, increased $624 million during the first six months of 2018 as a result of $971 million of originations and $523 million of loans acquired in the acquisition which were partially offset by the sale of $52 million of multifamily loans and payoffs or scheduled payments of $323 million.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	June 30, 2018		December 31, 2017
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate

Demand deposits:
Noninterest-bearing	$1,478,189	—	$1,097,196	—
Interest-bearing	437,938	0.879%	235,294	0.411%
Money market and savings	1,165,052	0.933%	1,210,240	0.840%
Certificates of deposits	1,551,771	1.753%	900,797	1.189%
Total	$4,632,950	0.905%	$3,443,527	0.634%

During the first six months of 2018, the weighted average rate of our interest-bearing deposits increased from 0.93% at December 31, 2017 to 1.33% at June 30, 2018, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits increased from 0.63% at December 31, 2017 to 0.91% at June 30, 2018. The increase in the weighted average rate of our interest-bearing deposits was the result of increases in market rates and our success in attracting higher balance accounts which generally bear higher interest rates.

The $1.2 billion growth in deposits during the first six months of 2018 was primarily due to the acquisition of PBB and increases in our specialty deposits, branch deposits and wholesale deposits of $218 million, $48 million and $445 million, respectively.

The maturities of our certificates of deposit of $100,000 or more were as follows as of June 30, 2018:

(dollars in thousands)

3 months or less	$114,796
Over 3 months through 6 months	214,099
Over 6 months through 12 months	175,513
Over 12 months	135,405
Total	$639,813

From time to time, the Bank will utilize brokered deposits as a source of funding. As of June 30, 2018 the Bank held $815 million of deposits which are classified as brokered deposits.

Borrowings. At June 30, 2018 our borrowings consisted of $736 million in overnight FHLB advances, $15 million in FHLB term borrowings at the Bank and $40 million of borrowings on our holding company line of credit. At December 31, 2017, our borrowings consisted of $628 million of overnight FHLB advances at the Bank and $50 million of borrowings under our holding company line of credit. The FHLB overnight advances were paid in full in the early parts of July 2018 and January 2018, respectively. Because FFB primarily utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of borrowings at the Bank during the first six months of 2018 was $693 million, as compared to $608 million during the first six months of 2017. The weighted average interest rate on these borrowings was 1.73% for the first six months of 2018, as compared to 0.82% for the first six months of 2017. The maximum amount of borrowings at the Bank outstanding at any month-end during the first six months of 2018 and 2017 was $900 million and $818 million, respectively.

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

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
June 30, 2018:
Real estate loans:
Residential properties	$1,012	$—	$—	$61	$1,073	$2,892,235	$2,893,308
Commercial properties	2,474	1,442	—	1,675	5,591	882,475	888,066
Land	—	—	—	—	—	85,655	85,655
Commercial and industrial loans	2,498	201	—	6,943	9,642	375,760	385,402
Consumer loans	8	—	—	—	8	26,156	26,164
Total	$5,992	$1,643	$—	$8,679	$16,314	$4,262,281	$4,278,595

Percentage of total loans	0.14%	0.04%	—%	0.20%	0.38%

December 31, 2017:
Real estate loans:
Residential properties	$78	$—	$—	$—	$78	$2,581,167	$2,581,245
Commercial properties	—	—	1,320	1,742	3,062	693,686	696,748
Land	—	—	—	—	—	37,160	37,160
Commercial and industrial loans	—	—	789	9,617	10,406	300,373	310,779
Consumer loans	—	—	—	—	—	29,330	29,330
Total	$78	$—	$2,109	$11,359	$13,546	$3,641,716	$3,655,262

Percentage of total loans	0.00%	0.00%	0.06%	0.31%	0.37%

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	June 30, 2018			December 31, 2017
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial real estate loans	$1,300	$1,545	$2,845	$—	$1,598	$1,598
Commercial and industrial loans	—	1,194	1,194	195	2,698	2,893
Total	1,300	2,739	4,039	195	4,296	4,491

These loans were classified as a TDR as a result of a reduction in required principal payments, reductions in rates and/or an extension of the maturity date of the loans.

The following is a breakdown of our loan portfolio by the risk category of loans as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
June 30, 2018:
Real estate loans:
Residential properties	$2,890,024	$3,223	$61	$—	$2,893,308
Commercial properties	857,475	11,103	16,513	2,975	888,066
Land	84,833	—	822	—	85,655
Commercial and industrial loans	371,970	—	5,281	8,151	385,402
Consumer loans	26,164	—	—	—	26,164
Total	$4,230,466	$14,326	$22,677	$11,126	$4,278,595

December 31, 2017:
Real estate loans:
Residential properties	$2,578,773	$192	$2,280	$—	$2,581,245
Commercial properties	680,449	6,326	5,936	4,037	696,748
Land	36,321	—	839	—	37,160
Commercial and industrial loans	298,408	865	2,107	9,399	310,779
Consumer loans	29,330	—	—	—	29,330
Total	$3,623,281	$7,383	$11,162	$13,436	$3,655,262

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

In 2015, 2017 and 2018, we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	June 30, 2018	December 31, 2017
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$460	$—
Commercial properties	19,154	1,525
Land	1,104	1,096
Total real estate loans	20,718	2,621
Commercial and industrial loans	5,642	2,774
Consumer loans	13	—
Total loans	26,373	5,395
Unaccreted discount on purchased credit impaired loans	(9,864)	(1,638)
Total	$16,509	$3,757

 Allowance for Loan Losses. The following table summarizes the activity in our ALLL for the periods indicated:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter ended June 30, 2018:
Real estate loans:
Residential properties	$9,908	$(357)	$—	$—	$9,551
Commercial properties	4,390	725	(211)	—	4,904
Land	335	166	—	—	501
Commercial and industrial loans	5,093	1,971	(3,239)	—	3,825
Consumer loans	274	(55)	—	—	219
Total	$20,000	$2,450	$(3,450)	$—	$19,000

Six months ended June 30, 2018:
Real estate loans:
Residential properties	$9,715	$(164)	$—	$—	$9,551
Commercial properties	4,399	716	(211)	—	4,904
Land	395	106	—	—	501
Commercial and industrial loans	3,624	3,528	(3,327)	—	3,825
Consumer loans	267	(48)	—	—	219
Total	$18,400	$4,138	$(3,538)	$—	$19,000
Year ended December 31, 2017:
Real estate loans:
Residential properties	$6,669	$3,046	$—	$—	$9,715
Commercial properties	2,983	1,416	—	—	4,399
Land	233	162	—	—	395
Commercial and industrial loans	5,227	(1,841)	—	238	3,624
Consumer loans	288	(21)	—	—	267
Total	$15,400	$2,762	$—	$238	$18,400

Excluding the loans acquired in acquisitions, our ALLL represented 0.53%, and 0.54% of total loans outstanding as of June 30, 2018 and December 31, 2017, respectively.

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

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method as of:

	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
(dollars in thousands)	Individually	Collectively	Impaired	Total	Other Loans
June 30, 2018:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,551	$—	$9,551	$2,624
Commercial properties	128	4,776	—	4,904	2,964
Land	—	501	—	501	432
Commercial and industrial loans	786	3,039	—	3,825	1,211
Consumer loans	—	219	—	219	13
Total	$914	$18,086	$—	$19,000	$7,244
Loans:
Real estate loans:
Residential properties	$—	$2,893,308	$—	$2,893,308	$286,135
Commercial properties	2,975	873,313	11,778	888,066	338,718
Land	—	84,833	822	85,655	44,728
Commercial and industrial loans	8,151	373,342	3,909	385,402	86,432
Consumer loans	—	26,164	—	26,164	3,399
Total	$11,126	$4,250,960	$16,509	$4,278,595	$759,412

	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
(dollars in thousands)	Individually	Collectively	Impaired	Total	Other Loans
December 31, 2017:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,715	$—	$9,715	$248
Commercial properties	—	4,399	—	4,399	1,449
Land	—	395	—	395	4
Commercial and industrial loans	909	2,715	—	3,624	1,204
Consumer loans	—	267	—	267	100
Total	$909	$17,491	$—	$18,400	$3,005
Loans:
Real estate loans:
Residential properties	$—	$2,581,245	$—	$2,581,245	$26,605
Commercial properties	4,037	691,632	1,079	696,748	168,057
Land	—	36,323	837	37,160	167
Commercial and industrial loans	9,399	299,539	1,841	310,779	62,849
Consumer loans	—	29,330	—	29,330	2,899
Total	$13,436	$3,638,069	$3,757	$3,655,262	$260,577

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in prior acquisitions, and the stated principal balance of the related loans. The unaccreted credit component discount is equal to 0.95% and 1.15% of the stated principal balances of these loans as of June 30, 2018 and December 31, 2017, respectively. In addition to this unaccreted credit component discount, an additional $0.4 million and $0.2 million of the ALLL were provided for these loans as of June 30, 2018 and December 31, 2017, respectively.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of shares by FFI. The remaining balances of the Bank’s lines of credit available to draw down totaled $1.1 billion at June 30, 2018.

Cash Flows Provided by Operating Activities. During the six months ended June 30, 2018, operating activities provided net cash of $12 million, comprised primarily of our net income of $14 million. During the six months ended June 30, 2017, operating activities provided net cash of $18 million, comprised primarily of our net income of $16 million, and $3 million increase in accounts payable and other liabilities.

Cash Flows Used in Investing Activities. During the six months ended June 30, 2018, investing activities used net cash of $520 million, primarily to fund a $646 million net increase in loans and $21 million in securities purchases, offset partially by $52 million in loan sales, $47 million in cash received in proceeds from the sale, principal collection, and maturities of securities, and $47 million in cash received in the acquisition. During the six months ended June 30, 2017, investing activities used net cash of $393 million, primarily to fund a $609 million net increase in loans, offset partially by $176 million in loan sales and $34 million in cash received in proceeds from the sale, principal collection, and maturities of securities.

Cash Flow Provided by Financing Activities. During the six months ended June 30, 2018, financing activities provided net cash of $758 million, consisting primarily of net increases of $711 million in deposits and a $43 million net increase in FHLB advances. During the six months ended June 30, 2017, financing activities used net cash of $94 million, consisting primarily of an $814 million decrease in FHLB advances, offset partially by a $681 million increase in deposits, $25 million in proceeds from a holding company line of credit and $14 million in proceeds from the sale of stock.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio, the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2018 and December 31, 2017, the loan-to-deposit ratios at the Bank were 107% and 111%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of June 30, 2018:

(dollars in thousands)
Commitments to fund new loans	$30,782
Commitments to fund under existing loans, lines of credit	299,896
Commitments under standby letters of credit	9,699

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of June 30, 2018, the Bank was obligated on $201 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $163 million of deposits from the State of California.

During the second quarter of 2018, we entered swap agreements with notional amounts of $651 million. These agreements have termination dates ranging from March 2021 to February 2023 and are reset quarterly. During the third quarter of 2018, our net interest income is expected to be lower by $0.8 million as a result of these swap agreements. The counterparty to these agreements is a financial institution with substantial levels of assets and equity.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
June 30, 2018
CET1 capital ratio	$430,309	10.93%	$177,169	4.50%
Tier 1 leverage ratio	430,309	7.86%	219,063	4.00%
Tier 1 risk-based capital ratio	430,309	10.93%	236,225	6.00%
Total risk-based capital ratio	450,109	11.43%	314,967	8.00%

December 31, 2017
CET1 capital ratio	$366,236	11.99%	$137,435	4.50%
Tier 1 leverage ratio	366,236	8.44%	173,514	4.00%
Tier 1 risk-based capital ratio	366,236	11.99%	183,246	6.00%
Total risk-based capital ratio	385,236	12.61%	244,328	8.00%

FFB
June 30, 2018
CET1 capital ratio	$451,396	11.49%	$176,807	4.50%	$255,388	6.50%
Tier 1 leverage ratio	451,396	8.25%	218,869	4.00%	273,586	5.00%
Tier 1 risk-based capital ratio	451,396	11.49%	235,743	6.00%	314,323	8.00%
Total risk-based capital ratio	471,196	11.99%	314,323	8.00%	392,904	10.00%

December 31, 2017
CET1 capital ratio	$398,709	13.07%	$137,290	4.50%	$198,308	6.50%
Tier 1 leverage ratio	398,709	9.20%	173,363	4.00%	216,703	5.00%
Tier 1 risk-based capital ratio	398,709	13.07%	183,053	6.00%	244,071	8.00%
Total risk-based capital ratio	417,709	13.69%	244,071	8.00%	305,089	10.00%

As of each of the dates set forth in the above table, the Company (on a consolidated basis) exceeded the minimum required capital ratios applicable to it and FFB (on a stand-alone basis) qualified as a well-capitalized depository institution under the capital adequacy guidelines described above.

As of June 30, 2018, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $196 million for the CET-1 capital ratio, $178 million for the Tier 1 leverage ratio, $137 million for the Tier 1 risk-based capital ratio and $78 million for the Total risk-based capital ratio.

During the entirety of 2017, FFI made cash capital contributions to FFB of $65 million. As of June 30, 2018, FFI had $15 million of available capital and $35 million of available capacity under its line of credit and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

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

	2018	2019
CET-1 to risk-weighted assets	6.375%	7.000%
Tier 1 capital (i.e., CET-1 plus Additional Tier 1) to risk-weighted assets	7.875%	8.500%
Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets	9.875%	10.500%

We did not pay dividends in 2018 or 2017 and we have no plans to pay dividends for the foreseeable future. Instead, it is our intention to retain internally generated cash flow to support our growth. Moreover, the payment of dividends is subject to certain regulatory restrictions.

We had no material commitments for capital expenditures as of June 30, 2018. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, including by opening additional wealth management offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns, although we do not have any immediate plans, arrangements or understandings relating to any material acquisition. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

At-the-Market Offering

On February 16, 2017, the Company and the Bank entered into an Equity Distribution Agreement (the “Distribution Agreement”) with FBR Capital Markets & Co., Raymond James & Associates, Inc., Sandler O’Neill & Partners, L.P., and D.A. Davidson & Co. (collectively, the “Distribution Agents”) to sell shares of the Company’s common stock, par value $0.001 per share (the “ATM Shares”), having an aggregate offering price of up to $80 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). The sales of the ATM Shares may be made in negotiated transactions or other transactions that are deemed to be “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933. The Company has no obligation to sell any of the ATM Shares under the Distribution Agreement, and may at any time suspend sales of the ATM Shares under the Distribution Agreement. The Company determined to suspend sales of the ATM Shares upon the filing of its 2017 10-K, but may resume sales under the ATM Program in future periods without notice.

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

During the second quarter of 2017, we commenced sales of common stock through the ATM Program. During 2017, we sold 1,382,506 shares of common stock through the ATM Program, realizing $22.8 million in net proceeds. The details of the shares of common stock sold through the ATM Program during the first six months of 2018 are as follows:

	Number of Shares Sold	Weighted Average Price	Net Proceeds
(in thousands, except share and per share amounts)

February, 2018	400,288	$18.27	7,166
March, 2018	225,442	$18.80	4,176
Total	625,730	$18.46	$11,342

As of June 30, 2018, the remaining dollar value of common stock we had available to sell under the ATM Program was $45.2 million.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2018, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2017, which we filed with the SEC on March 16, 2018.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

10.1

Second Amendment to Loan Agreement, dated as of April 6, 2018, by and between First Foundation Inc. and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on April 9, 2018)

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: August 9, 2018	By:	/s/ JOHN M. MICHEL
John M. Michel
Executive Vice President and Chief Financial Officer

S-1