Form 10-Q
period 2018-09-30
First Foundation Inc.
filed 2018-11-08
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 7, 2018, there were 44,444,121 shares of registrant’s common stock outstanding

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2018

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2018	December 31, 2017
	(unaudited)
ASSETS
Cash and cash equivalents	$54,935	$120,394
Securities available-for-sale (“AFS”)	799,870	519,364
Loans held for sale	—	154,380
Loans, net of deferred fees	4,450,859	3,663,727
Allowance for loan and lease losses (“ALLL”)	(19,000)	(18,400)
Net loans	4,431,859	3,645,327

Premises and equipment, net	8,890	6,581
Investment in FHLB stock	17,250	19,060
Deferred taxes	18,956	12,143
Real estate owned (“REO”)	1,997	2,920
Goodwill and intangibles	99,721	33,576
Other assets	32,804	27,440
Total Assets	$5,466,282	$4,541,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,668,707	$3,443,527
Borrowings	232,000	678,000
Accounts payable and other liabilities	34,576	24,707
Total Liabilities	4,935,283	4,146,234

Commitments and contingencies	—	—
Shareholders’ Equity
Common Stock, par value $0.01: 70,000,000 shares authorized; 44,430,121 and 38,207,766 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	44	38
Additional paid-in-capital	431,199	314,501
Retained earnings	114,332	85,503
Accumulated other comprehensive loss, net of tax	(14,576)	(5,091)
Total Shareholders’ Equity	530,999	394,951

Total Liabilities and Shareholders’ Equity	$5,466,282	$4,541,185

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Loans	$53,345	$31,236	$135,851	$87,709
Securities AFS	3,579	3,023	10,576	9,180
Fed funds sold, FHLB stock and deposits	1,123	619	3,437	2,001
Total interest income	58,047	34,878	149,864	98,890

Interest expense:
Deposits	11,442	4,899	25,398	12,103
Borrowings	2,879	1,539	10,221	4,394
Total interest expense	14,321	6,438	35,619	16,497

Net interest income	43,726	28,440	114,245	82,393

Provision for loan losses	9	701	4,147	1,862

Net interest income after provision for loan losses	43,717	27,739	110,098	80,531

Noninterest income:
Asset management, consulting and other fees	7,228	6,900	21,497	19,672
Gain on sale of loans	1,364	1,962	419	4,312
Other income	2,512	1,001	5,154	3,359
Total noninterest income	11,104	9,863	27,070	27,343

Noninterest expense:
Compensation and benefits	17,577	14,117	51,391	42,855
Occupancy and depreciation	5,590	3,801	14,524	11,094
Professional services and marketing costs	2,271	1,479	6,580	5,115
Customer service costs	4,854	2,229	11,449	4,241
Other expenses	3,675	1,767	12,993	7,010
Total noninterest expense	33,967	23,393	96,937	70,315

Income before taxes on income	20,854	14,209	40,231	37,559
Taxes on income	6,147	4,629	11,402	12,250
Net income	$14,707	$9,580	$28,829	$25,309

Net income per share:
Basic	$0.33	$0.28	$0.70	$0.75
Diluted	$0.33	$0.27	$0.69	$0.73
Shares used to compute net income per share:
Basic	44,405,094	34,565,949	41,288,804	33,671,327
Diluted	44,852,107	35,259,632	41,790,656	34,599,813

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock				Accumulated Other
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance: December 31, 2017	38,207,766	$38	$314,501	$85,503	$(5,091)	$394,951
Net income	—	—	—	28,829	—	28,829
Other comprehensive income	—	—	—	—	(9,485)	(9,485)
Stock based compensation	—	—	2,182	—	—	2,182
Issuance of common stock:
Exercise of options	221,334	—	1,681	—	—	1,681
Stock grants – vesting of Restricted Stock Units	140,698	—	—	—	—	—
Acquisition	5,234,593	5	101,494	—	—	101,499
Capital raise	625,730	1	11,341	—	—	11,342
Balance: September 30, 2018	44,430,121	$44	$431,199	$114,332	$(14,576)	$530,999

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Net income	$14,707	$9,580	$28,829	$25,309
Other comprehensive income:
Unrealized holding gains (losses) on securities arising during the period	(3,388)	1,057	(13,406)	4,526
Other comprehensive income before tax	(3,388)	1,057	(13,406)	4,526
Income tax (benefit) expense related to items of other comprehensive income	(991)	435	(3,921)	1,863
Other comprehensive income (loss)	(2,397)	622	(9,485)	2,663

Reclassification adjustment for gains included in net earnings	—	—	—	—
Income tax (benefit) related to reclassification adjustment	—	—	—	—
Reclassification adjustment for gains included in net earnings, net of tax	—	—	—	—
Other comprehensive income (loss), net of tax	(2,397)	622	(9,485)	2,663
Total comprehensive income	$12,310	$10,202	$19,344	$27,972

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Nine Months Ended September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$28,829	$25,309
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,147	1,862
Stock–based compensation expense	2,182	912
Depreciation and amortization	2,084	1,765
Deferred tax expense	767	23
Amortization of core deposit intangible	1,404	156
Amortization of mortgage servicing rights – net	741	358
Accretion of discounts on purchased loans – net	(4,182)	(430)
Gain on sale of loans	(419)	(4,312)
Gain on sale of REO	—	(104)
(Increase) decrease in other assets	2,269	(4,448)
Increase in accounts payable and other liabilities	4,565	6,538
Net cash provided by operating activities	42,387	27,629

Cash Flows from Investing Activities:
Net increase in loans	(785,756)	(889,326)
Proceeds from sale of loans	674,311	288,724
Proceeds from sale of REO	1,737	438
Purchases of premises and equipment	(2,118)	(1,767)
Purchases of AFS securities	(350,400)	(10,338)
Proceeds from sale of AFS securities	9,982	—
Maturities of AFS securities	56,729	53,168
Cash acquired in acquisition	47,582	—
Sale of FHLB stock, net	5,039	16,500
Net cash used in investing activities	(342,894)	(542,601)

Cash Flows from Financing Activities:
Increase in deposits	747,595	841,931
FHLB Advances – net decrease	(510,570)	(844,000)
Line of credit net change – borrowings (paydowns), net	(15,000)	15,000
Proceeds from sale of stock	13,023	27,305
Net cash provided by (used in) financing activities	235,048	40,236

Decrease in cash and cash equivalents	(65,459)	(474,736)
Cash and cash equivalents at beginning of year	120,394	597,946
Cash and cash equivalents at end of period	$54,935	$123,210

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$31,632	$15,353
Income taxes	11,273	11,135
Noncash transactions:
Transfer of loans to loans held for sale	$524,367	$189,928
Mortgage servicing rights from loan sales	2,646	1,954
Chargeoffs (recoveries) against allowance for loans losses	3,547	(238)
C1B acquisition reconciliation – goodwill/deferred taxes	300	—

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2018 - UNAUDITED

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

In August 2018, the FASB issued guidance within ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments within ASU 2018-13 remove, modify, and supplement the disclosure requirements for fair value measurements. Disclosure requirements that were removed include: the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Additional disclosure requirements include: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. With the exception of the above additional disclosure requirements, which will be applied prospectively, all other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The adoption of this guidance is not expected to have a significant impact on the Company's consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities”. The amendments in this ASU were issued to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  As a result, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Current GAAP contains limitations on how an entity can designate the hedged risk in certain cash flow and fair value hedging relationships. To address those current limitations, the amendments in this ASU permit hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk. In addition, the amendments in this ASU change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The adoption of ASU 2017-12 is not expected to have a material impact on the Company’s consolidated financial statements.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2018 – UNAUDITED

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842).  The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months.  This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases accounted for as operating leases under current lease accounting guidance.  The amendments in this update are effective for interim and annual periods beginning after December 15, 2018.  We expect the adoption of ASU 2016-02 to impact the Company’s accounting for its building leases at each of its locations through an increase in assets and liabilities by approximately $20 million to $25 million.

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

For the Nine Months Ended September 30, 2018 – UNAUDITED

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

The following table represents the assets acquired and liabilities assumed of PBB as of June 1, 2018 and the fair value adjustments and amounts recorded by the Bank in 2018 under the acquisition method of accounting:

(dollars in thousands)	PBB Book Value	Fair Value Adjustments	Fair Value
Assets Acquired:
Cash and cash equivalents	$47,582	$—	$47,582
Securities AFS	10,072	(90)	9,982
Loans, net of deferred fees	537,885	(14,986)	522,899
Allowance for loan losses	(3,011)	3,011	—
Premises and equipment, net	3,811	(1,536)	2,275
Investment in FHLB stock	3,229	—	3,229
Deferred taxes	1,451	2,398	3,849
REO	934	(109)	825
Goodwill and Core deposit intangible	634	66,615	67,249
Other assets	6,634	(566)	6,068
Total assets acquired	$609,221	$54,737	$663,958

Liabilities Assumed:
Deposits	$477,366	$219	$477,585
Borrowings	79,911	(341)	79,570
Accounts payable and other liabilities	5,204	100	5,304
Total liabilities assumed	562,481	(22)	562,459
Excess of assets acquired over liabilities assumed	46,740	54,759	101,499
Total	$609,221	$54,737	$663,958

Consideration:
Stock issued			$101,499

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2018 – UNAUDITED

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

Pro Forma Information (unaudited)

The following table presents unaudited pro forma information for the nine months periods ending September 30, 2018 as if the acquisition of PBB had occurred on January 1, 2018, and unaudited pro forma information for the nine months periods ending September 30, 2017 as if the acquisition of Community 1st Bancorp (“C1B”) and PBB had occurred on January 1, 2017, after giving effect to certain adjustments. The unaudited pro forma information for these periods includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, adjustments for interest expense on deposits acquired, acquisition costs, and the related income tax effects of all these items. The net effect of these pro forma adjustments were increases of $6.3 million and $6.4 million in net income for the nine months ended September 30, 2018 and 2017, respectively. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

	Nine Months Ended September 30,
(dollars in thousands)	2018	2017
Net interest income	$125,700	$110,320
Provision for loan losses	4,147	2,482
Noninterest income	27,837	29,574
Noninterest expenses	100,564	88,862
Income before taxes	48,826	48,550
Taxes on income	13,676	16,824
Net income	$35,150	$31,726

Net income per share:
Basic	$0.80	$0.76
Diluted	$0.79	$0.74

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2018 – UNAUDITED

The revenues (net interest income and noninterest income) and net income for the period from June 1, 2018 to September 30, 2018 related to the operations acquired from PBB and included in our results of operations for the nine months ended September 30, 2018 were approximately $10.5 million and $7.3 million, respectively.

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

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2018:
Investment securities available for sale:
Agency mortgage-backed securities	$727,017	$—	$727,017	$—
Corporate bonds	38,922	—	38,922	—
Beneficial interest – FHLMC securitizations	32,490	—	—	32,490
Other	1,441	1,441	—	—
Investment in equity securities	1,312	1,312	—	—
Total assets at fair value on a recurring basis	$801,182	$2,753	$765,939	$32,490

December 31, 2017:
Investment securities available for sale:
Agency mortgage-backed securities	$464,019	—	464,019	—
Corporate bonds	19,000	—	19,000	—
Beneficial interest – FHLMC securitizations	35,852	—	—	35,852
Other	493	493	—	—
Investment in equity securities	514	514	—	—
Total assets at fair value on a recurring basis	$519,878	$1,007	$483,019	$35,852

The decrease in level 3 assets from December 31, 2017 was due to beneficial interest – FHLMC securitization maturities.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2018 – UNAUDITED

Assets Measured at Fair Value on a Nonrecurring Basis

Additionally, from time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Impaired Loans. ASC 820-10 applies to loans measured for impairment in accordance with ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, at the fair value of the loan’s collateral (if the loan is collateral dependent) less estimated selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3. The total collateral dependent impaired Level 3 loans were $12.5 million and $13.4 million at September 30, 2018 and December 31, 2017, respectively.  There were $0.8 million and $0.9 million of specific reserves related to these loans at both September 30, 2018 and December 31, 2017.

Real Estate Owned.  The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.  As of September 30, 2018 and December 31, 2017, the fair value of real estate owned was $2.0 million and $2.9 million, respectively.

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

The methods of determining the fair value of assets and liabilities presented in this note as of September 30, 2018 are consistent with Note 3 of the Company’s 2017 Form 10-K except for the valuation of investment in equity securities. We refined the calculation used to determine the disclosed fair value of our investment in equity securities as part of adopting ASU 2016-01. The refined calculation did not have a significant impact on our fair value disclosures.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2018 – UNAUDITED

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
September 30, 2018:
Assets:
Cash and cash equivalents	$54,935	$54,935	$—	$—	$54,935
Securities AFS	799,870	1,441	765,939	32,490	799,870
Loans, net	4,431,859	—	—	4,401,756	4,401,756
Investment in FHLB stock	17,250	—	17,250	—	17,250
Investment in equity securities	1,312	1,312	—	—	1,312

Liabilities:
Deposits	4,668,707	2,899,208	1,767,610	—	4,666,818
Borrowings	232,000	—	197,000	35,000	232,000

December 31, 2017:
Assets:
Cash and cash equivalents	$120,394	$120,394	$—	$—	$120,394
Securities AFS	519,364	493	483,019	35,852	519,364
Loans, held for sale	154,380	—	155,345	—	154,345
Loans, net	3,645,327	—	—	3,617,060	3,617,060
Investment in FHLB stock	19,060	—	19,060	—	19,060
Investment in equity securities	514	514	—	—	514

Liabilities:
Deposits	3,443,527	2,542,730	901,877	—	3,444,607
Borrowings	678,000	—	628,000	50,000	678,000

NOTE 4: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2018:
Agency mortgage-backed securities	$747,322	$2	$(20,307)	$727,017
Corporate bonds	39,000	—	(78)	38,922
Beneficial interests in FHLMC securitization	32,699	1,735	(1,944)	32,490
Other	1,451	—	(10)	1,441
Total	$820,472	$1,737	$(22,339)	$799,870

December 31, 2017:
Agency mortgage-backed securities	$471,131	$287	$(7,399)	$464,019
Corporate bonds	19,000	—	—	19,000
Beneficial interests in FHLMC securitization	35,930	1,811	(1,889)	35,852
Other	499	—	(6)	493
Total	$526,560	$2,098	$(9,294)	$519,364

US Treasury securities of $0.5 million as of September 30, 2018 that are included in the table above as Other are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations. As of September 30, 2018, $81 million of agency mortgage-backed securities are pledged as collateral as support for the Banks’s obligations under a loan sales and securitization agreement entered into in 2018.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2018 – UNAUDITED

The tables below indicate, as of September 30, 2018 and December 31, 2017, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$396,597	$(2,649)	$320,270	$(17,658)	$716,867	$(20,307)
Corporate bonds	18,922	(78)	—	—	18,922	(78)
Beneficial interests in FHLMC securitization	—	—	7,314	(1,944)	7,314	(1,944)
Other	946	(5)	494	(5)	1,440	(10)
Total temporarily impaired securities	$416,465	$(2,732)	$328,078	$(19,607)	$744,543	$(22,339)

	Securities with Unrealized Loss at December 31, 2017
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

Agency mortgage backed securities	158,984	(1,394)	259,213	(6,005)	418,197	(7,399)
Beneficial interests in FHLMC securitization	—	—	8,738	(1,889)	8,738	(1,889)
Other	197	$(2)	$296	$(4)	$493	$(6)
Total temporarily impaired securities	$159,181	$(1,396)	$268,247	$(7,898)	$427,428	$(9,294)

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

The scheduled maturities of securities AFS and the related weighted average yields were as follows for the periods indicated:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
September 30, 2018
Amortized Cost:
Corporate bonds	$—	$—	$39,000	$—	$39,000
Other	499	—	951	—	1,450
Total	499	—	39,951	—	40,450
Weighted average yield	$1.03%	—%	5.06%	—%	5.01%
Estimated Fair Value:
Corporate bonds	$—	$—	$38,922	$—	$38,922
Other	494	—	946	—	1,440
Total	$494	$—	$39,868	$—	$40,362

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2018 – UNAUDITED

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
December 31, 2017
Amortized Cost:
Corporate bonds	$—	$—	$19,000	$—	$19,000
Other	—	499	—	—	499
Total	—	499	19,000	—	19,499
Weighted average yield	—%	1.03%	5.24%	—%	5.13%
Estimated Fair Value:
Corporate bonds	$—	$—	$19,000	$—	$19,000
Other	—	493	—	—	493
Total	$—	$493	$19,000	$—	$19,493

Agency mortgage backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests as of September 30, 2018 was 2.90%.

NOTE 5: LOANS

The following is a summary of our loans as of:

(dollars in thousands)	September 30, 2018	December 31, 2017
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,192,848	$1,935,429
Single family	893,310	645,816
Total real estate loans secured by residential properties	3,086,158	2,581,245
Commercial properties	841,923	696,748
Land	78,466	37,160
Total real estate loans	4,006,547	3,315,153
Commercial and industrial loans	410,870	310,779
Consumer loans	23,471	29,330
Total loans	4,440,888	3,655,262
Premiums, discounts and deferred fees and expenses	9,971	8,465
Total	$4,450,859	$3,663,727

As of September 30, 2018 and December 31, 2017, the principal balances shown above are net of unaccreted discount related to loans acquired in an acquisition of $15.8 million and $4.0 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2018 – UNAUDITED

In 2015, 2017, and 2018 the Company purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	September 30, 2018	December 31, 2017
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$4,814	$—
Commercial properties	10,885	1,525
Land	1,097	1,096
Total real estate loans	16,796	2,621
Commercial and industrial loans	1,925	2,774
Consumer loans	11	—
Total loans	18,732	5,395
Unaccreted discount on purchased credit impaired loans	(8,521)	(1,638)
Total	$10,211	$3,757

Accretable yield, or income expected to be collected on purchased credit impaired loans, and the related changes, is as follows for the periods indicated:

(dollars in thousands)	Nine Months Ended September 30, 2018	Year Ended December 31, 2017

Beginning balance	$850	$289
Accretion of income	(1,476)	(108)
Reclassifications from nonaccretable difference	—	66
Acquisition	1,887	603
Disposals	(26)	—
Ending balance	$1,235	$850

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2018 – UNAUDITED

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
September 30, 2018:
Real estate loans:
Residential properties	$3,382	$—	$1,461	$675	$5,518	$3,080,640	$3,086,158
Commercial properties	120	—	1,303	1,642	3,065	838,858	841,923
Land	—	—	—	—	—	78,466	78,466
Commercial and industrial loans	2,159	113	50	8,923	11,245	399,625	410,870
Consumer loans	—	7	—	—	7	23,464	23,471
Total	$5,661	$120	$2,814	$11,240	$19,835	$4,421,053	$4,440,888

Percentage of total loans	0.13%	—%	0.07%	0.25%	0.45%

December 31, 2017:
Real estate loans:
Residential properties	$78	$—	$—	$—	$78	$2,581,167	$2,581,245
Commercial properties	—	—	1,320	1,742	3,062	693,686	696,748
Land	—	—	—	—	—	37,160	37,160
Commercial and industrial loans	—	—	789	9,617	10,406	300,373	310,779
Consumer loans	—	—	—	—	—	29,330	29,330
Total	$78	$—	$2,109	$11,359	$13,546	$3,641,716	$3,655,262

Percentage of total loans	0.00%	—%	0.06%	0.31%	0.37%

The following table presents the loans classified as troubled debt restructurings (“TDR”) by accrual and nonaccrual status as of:

	September 30, 2018			December 31, 2017
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial real estate loans	$1,282	$1,518	$2,800	$—	$1,598	$1,598
Commercial and industrial loans	—	2,339	2,339	195	2,698	2,893
Total	1,282	3,857	5,139	195	4,296	4,491

The following table provides information on loans that were modified as TDRs for the following periods:

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Nine Months Ended September 30, 2018:
Commercial real estate loans	1	$1,283	$1,283	$—
Commercial loans	3	2,339	2,339	—
Total	4	$3,622	$3,622	$—

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year Ended December 31, 2017:
Commercial real estate loans	1	$1,598	$1,598	$—
Commercial loans	1	218	218	—
Total	2	$1,816	$1,816	$—

All of these loans were classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loans. These loans have been paying in accordance with the terms of their restructure.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2018 – UNAUDITED

NOTE 6: ALLOWANCE FOR LOAN LOSSES

The following is a roll forward of the Bank’s allowance for loan losses for the following periods:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter Ended September 30, 2018:
Real estate loans:
Residential properties	$9,551	$382	$—	$—	$9,933
Commercial properties	4,904	(844)	—	—	4,060
Land	501	(64)	—	—	437
Commercial and industrial loans	3,825	541	(250)	241	4,357
Consumer loans	219	(6)	—	—	213
Total	$19,000	$9	$(250)	$241	$19,000

Nine Months Ended September 30, 2018:
Real estate loans:
Residential properties	$9,715	$218	$—	$—	$9,933
Commercial properties	4,399	(128)	(211)	—	4,060
Land	395	42	—	—	437
Commercial and industrial loans	3,624	4,069	(3,577)	241	4,357
Consumer loans	267	(54)	—	—	213
Total	$18,400	$4,147	$(3,788)	$241	$19,000

Year Ended December 31, 2017:
Real estate loans:
Residential properties	$6,669	$3,046	$—	$—	$9,715
Commercial properties	2,983	1,416	—	—	4,399
Land	233	162	—	—	395
Commercial and industrial loans	5,227	(1,841)	—	238	3,624
Consumer loans	288	(21)	—	—	267
Total	$15,400	$2,762	$—	$238	$18,400

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2018 – UNAUDITED

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of:

	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
(dollars in thousands)	Individually	Collectively	Impaired	Total	Other Loans
September 30, 2018:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,933	$—	$9,933	$2,063
Commercial properties	104	3,956	—	4,060	2,028
Land	—	437	—	437	147
Commercial and industrial loans	713	3,644	—	4,357	713
Consumer loans	—	213	—	213	5
Total	$817	$18,183	$—	$19,000	$4,956
Loans:
Real estate loans:
Residential properties	$675	$3,083,100	$2,383	$3,086,158	$271,337
Commercial properties	2,924	833,341	5,658	841,923	323,743
Land	—	77,650	816	78,466	41,719
Commercial and industrial loans	8,936	400,580	1,354	410,870	76,893
Consumer loans	—	23,471	—	23,471	1,128
Total	$12,535	$4,418,142	$10,211	$4,440,888	$714,820

December 31, 2017:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,715	$—	$9,715	$248
Commercial properties	—	4,399	—	4,399	1,449
Land	—	395	—	395	4
Commercial and industrial loans	909	2,715	—	3,624	1,204
Consumer loans	—	267	—	267	100
Total	$909	$17,491	$—	$18,400	$3,005
Loans:
Real estate loans:
Residential properties	$—	$2,581,245	$—	$2,581,245	$26,605
Commercial properties	4,037	691,632	1,079	696,748	168,057
Land	—	36,323	837	37,160	167
Commercial and industrial loans	9,399	299,539	1,841	310,779	62,849
Consumer loans	—	29,330	—	29,330	2,899
Total	$13,436	$3,638,069	$3,757	$3,655,262	$260,577

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in a business combination, and the stated principal balance of the related loans. The discount is equal to 0.69% and 1.15% of the stated principal balance of these loans as of September 30, 2018 and December 31, 2017, respectively. In addition to this unaccreted credit component discount, an additional $0.3 million and $0.2 million of ALLL has been provided for these loans as of September 30, 2018 and December 31, 2017, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2018 – UNAUDITED

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
September 30, 2018:
Real estate loans:
Residential properties	$3,079,406	$3,694	$2,383	$675	$3,086,158
Commercial properties	820,094	11,086	7,819	2,924	841,923
Land	77,650	—	816	—	78,466
Commercial and industrial loans	393,235	6,879	1,820	8,936	410,870
Consumer loans	23,471	—	—	—	23,471
Total	$4,393,856	$21,659	$12,838	$12,535	$4,440,888

December 31, 2017:
Real estate loans:
Residential properties	$2,578,773	$192	$2,280	$—	$2,581,245
Commercial properties	680,449	6,326	5,936	4,037	696,748
Land	36,321	—	839	—	37,160
Commercial and industrial loans	298,408	865	2,107	9,399	310,779
Consumer loans	29,330	—	—	—	29,330
Total	$3,623,281	$7,383	$11,162	$13,436	$3,655,262

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2018 – UNAUDITED

Impaired loans evaluated individually and any related allowance are as follows as of:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
September 30, 2018:
Real estate loans:
Residential properties	$675	$675	$—	$—	$—
Commercial properties	1,642	1,642	1,282	1,282	104
Commercial and industrial loans	2,353	2,353	6,583	6,583	713
Total	$4,670	$4,670	$7,865	$7,865	$817

December 31, 2017:
Real estate loans:
Commercial properties	$4,037	$4,037	$—	$—	$—
Commercial and industrial loans	250	250	9,149	9,149	909
Total	$4,287	$4,287	$9,149	$9,149	$909

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the:

	Nine months Ended September 30, 2018		Year Ended December 31, 2017
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$150	$—	$1,323	$20
Commercial properties	3,647	67	2,403	50
Commercial and industrial loans	9,239	—	5,503	5
Total	$13,036	$67	$9,229	$75

There was no interest income recognized on a cash basis in either 2018 or 2017 on impaired loans.

NOTE 7: LOAN SALES AND MORTGAGE SERVICING RIGHTS

During the first nine months of 2018, FFB recognized $0.4 million of gains on the sale of $674 million of multifamily loans and recorded mortgage servicing rights of $2.6 million on the sale of those loans. In 2017, FFB sold $453 million of multifamily loans to financial institutions and recognized a gain of $7.0 million.

For the sales of multifamily loans, FFB retained servicing rights for the majority of these loans and recognized mortgage servicing rights as part of the transactions. As of September 30, 2018 and December 31, 2017, mortgage servicing rights were $6.8 million and $4.8 million, respectively and the amount of loans serviced for others totaled $1.4 billion and $0.7 billion at September 30, 2018 and December 31, 2017, respectively. Servicing fees collected for the nine months ended September 30, 2018, and in 2017 were $0.7 million for both periods.

During the second quarter of 2018, we entered into swap agreements with notional amounts of $651 million which were closed out in the third quarter of 2018. As a result of the swap, our interest income on loans was reduced by $0.8 million for the period in which the swap was in place. The value of the swap at close out was $5.9 million, which offset decreases in the value of the loans sold during the period in which the swap was in place.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2018 – UNAUDITED

NOTE 8: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$1,372,745	—	$1,097,196	—
Interest-bearing	328,863	0.780%	235,294	0.411%
Money market and savings	1,197,600	0.960%	1,210,240	0.840%
Certificates of deposits	1,769,499	1.924%	900,797	1.189%
Total	$4,668,707	1.030%	$3,443,527	0.634%

At September 30, 2018, of the $377 million of certificates of deposits of $250,000 or more, $340 million mature within one year and $37 million mature after one year. Of the $1.4 billion of certificates of deposit of less than $250,000, $1.3 billion mature within one year and $63 million mature after one year. At December 31, 2017, of the $288 million of certificates of deposits of $250,000 or more, $230 million mature within one year and $58 million mature after one year.  Of the $613 million of certificates of deposit of less than $250,000, $543 million mature within one year and $70 million mature after one year.

NOTE 9: BORROWINGS

At September 30, 2018, our borrowings consisted of $192 million of overnight FHLB advances and $5 million in FHLB term borrowings at the Bank and $35 million of borrowings under a holding company line of credit. At December 31, 2017, our borrowings consisted of $628 million of overnight FHLB advances at the Bank and $50 million outstanding on a holding company line of credit. The overnight FHLB advances were paid in full in the early part of October 2018 and January 2018, respectively, and bore interest rates of 2.33% and 1.41%, respectively. At September 30, 2018, the interest rate on the holding company line of credit was 5.84%. Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis.

FHLB advances are collateralized primarily by loans secured by multifamily and commercial real estate properties with a carrying value of $3.2 billion as of September 30, 2018. As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB. The Bank’s total borrowing capacity from the FHLB at September 30, 2018 was $2.4 billion. In addition to the $197 million borrowing at September 30, 2018, the Bank had in place $201 million of letters of credit from the FHLB which are used to meet collateral requirements for borrowings from the State of California and local agencies.

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provided for a revolving line of credit for up to $50 million. The loan agreement matures in five years, with an option to extend the maturity date subject to certain conditions, and bears interest at 90 day LIBOR plus 350 basis points (3.50%). We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in FFB. In April 2018, the maximum amount under the line was increased by $25 million, to $75 million.

The Bank also has $120 million available borrowing capacity through unsecured fed funds lines, ranging in size from $20 million to $25 million, with five other financial institutions and a $95 million secured line with the Federal Reserve Bank. None of these lines had outstanding borrowings as of September 30, 2018. Combined, the Bank’s unused lines of credit as of September 30, 2018 and December 31, 2017 were $2.2 billion and $943 million, respectively. The average balance of overnight borrowings during the first nine months of 2018 was $607 million, as compared to $499 million during all of 2017.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2018 – UNAUDITED

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

	Quarter Ended September 30, 2018		Quarter Ended September 30, 2017
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$14,707	$14,707	$9,580	$9,580

Basic common shares outstanding	44,405,094	44,405,094	34,565,949	34,565,949
Effect of contingent shares issuable		1,592		1,592
Effect of options and restricted stock		445,421		692,091
Diluted common shares outstanding		44,852,107		35,259,632

Earnings per share	$0.33	$0.33	$0.28	$0.27

	Nine Months Ended September 30, 2018		Nine Months Ended September 30, 2017
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted
Net income	$28,829	$28,829	$25,309	$25,309

Basic common shares outstanding	41,288,804	41,288,804	33,671,327	33,671,327
Effect of contingent shares issuable		1,592		1,592
Effect of options and restricted stock		500,260		926,894
Diluted common shares outstanding		41,790,656		34,599,813

Earnings per share	$0.70	$0.69	$0.75	$0.73

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2018 – UNAUDITED

NOTE 11: SEGMENT REPORTING

For the quarter and nine months ended September 30, 2018 and 2017, the Company had two reportable business segments: Banking (FFB and FFIS) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Quarter ended September 30, 2018:
Interest income	$58,047	$—	$—	$58,047
Interest expense	13,786	—	535	14,321
Net interest income	44,261	—	(535)	43,726
Provision for loan losses	9	—	—	9
Noninterest income	5,079	6,260	(235)	11,104
Noninterest expense	27,530	5,189	1,248	33,967
Income (loss) before taxes on income	$21,801	$1,071	$(2,018)	$20,854

Quarter ended September 30, 2017:
Interest income	$34,877	$1	$—	$34,878
Interest expense	6,210	—	228	6,438
Net interest income	28,667	1	(228)	28,440
Provision for loan losses	701	—	—	701
Noninterest income	3,955	6,132	(224)	9,863
Noninterest expense	17,333	5,096	964	23,393
Income (loss) before taxes on income	$14,588	$1,037	$(1,416)	$14,209

	Banking	Wealth Management	Other	Total
Nine months ended September 30, 2018:
Interest income	$149,864	$—	$—	$149,864
Interest expense	34,049	—	1,570	35,619
Net interest income	115,815	—	(1,570)	114,245
Provision for loan losses	4,147	—	—	4,147
Noninterest income	8,586	18,920	(436)	27,070
Noninterest expense	76,896	16,333	3,708	96,937
Income (loss) before taxes on income	$43,358	$2,587	$(5,714)	$40,231

Nine months ended September 30, 2017:
Interest income	$98,889	$1	$—	$98,890
Interest expense	16,062	—	435	16,497
Net interest income	82,827	1	(435)	82,393
Provision for loan losses	1,862	—	—	1,862
Noninterest income	10,636	17,334	(627)	27,343
Noninterest expense	51,506	15,328	3,481	70,315
Income (loss) before taxes on income	$40,095	$2,007	$(4,543)	$37,559

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the quarter and nine months ended September 30, 2018 as compared to our results of operations in the quarter and nine months ended September 30, 2017; and our financial condition at September 30, 2018 as compared to our financial condition at December 31, 2017. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2017, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (our “2017 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on March 16, 2018.

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

Recent Developments and Overview

On October 30, 2018, we announced the initiation of a stock repurchase program under which we can repurchase up to 2.2 million shares of our common stock, subject to certain regulatory restrictions. As a result, we will not be selling stock under the “at-the-market” equity offering while we are purchasing shares of our common stock under the stock repurchase program.

We completed a remix of our balance sheet during the third quarter of 2018 whereby we sold $622 million of multifamily loans through a securitization and separately purchased $331 million of securities issued in the securitization. As a result, lower yielding loans were removed from our loan portfolio, cash holdings being held for regulatory liquidity purposes were replaced with higher yielding securities, our multifamily loan concentrations and loan to deposit ratios were reduced, and Bank borrowings decreased to $197 million at September 30, 2018 from $628 million at December 31, 2017.

We completed the acquisition of PBB Bancorp and its wholly owned subsidiary Premier Business Bank (collectively “PBB”) on June 1, 2018, and acquired $523 million in loans and $478 million in deposits. Excluding the PBB acquisition, during the first nine months of 2018, we had loan originations of $1.3 billion and deposit growth of $748 million. Total revenues (net interest income and noninterest income) increased by 29% in the first nine months of 2018 when compared to the first nine months of 2017.

Results of Operations

Our net income for the quarter and nine months ending September 30, 2018 was $14.7 million and $28.8 million, respectively as compared to $9.6 million and $25.3 million for the corresponding periods in 2017. Income before taxes for the quarter and nine months ending September 30, 2018 was $20.9 million and $40.2 million, respectively, as compared to $14.2 million and $37.6 million for the corresponding periods in 2017.

The effective tax rate for the first nine months of 2018 was 28.3% as compared to 32.6% for the first nine months of 2017. As a result of reduced federal tax rates, our statutory tax rate decreased from 41.5% in 2017 to 29.0% in 2018. In addition, during the first nine months of 2018 and 2017, we realized a 157 and 982 basis point reduction in our effective tax rate, respectively, related to excess tax benefits resulting from the exercise or vesting of stock awards.

The primary sources of revenue for Banking are net interest income, fees from its deposits, trust and insurance services, certain loan fees, and consulting fees. The primary source of revenue for Wealth Management is asset management fees assessed on the balance of AUM.  Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 49% and 75%, respectively, of the total noninterest expense for Banking and Wealth Management in the first nine months of 2018.

The following table shows key operating results for each of our business segments for the quarter ended September 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2018:
Interest income	$58,047	$—	$—	$58,047
Interest expense	13,786	—	535	14,321
Net interest income	44,261	—	(535)	43,726
Provision for loan losses	9	—	—	9
Noninterest income	5,079	6,260	(235)	11,104
Noninterest expense	27,530	5,189	1,248	33,967
Income (loss) before taxes on income	$21,801	$1,071	$(2,018)	$20,854
2017:
Interest income	$34,877	$1	$—	$34,878
Interest expense	6,210	—	228	6,438
Net interest income	28,667	1	(228)	28,440
Provision for loan losses	701	—	—	701
Noninterest income	3,955	6,132	(224)	9,863
Noninterest expense	17,333	5,096	964	23,393
Income (loss) before taxes on income	$14,588	$1,037	$(1,416)	$14,209

General. Consolidated income before taxes in the third quarter of 2018 was $20.9 million, as compared to $14.2 million in the third quarter of 2017. The $6.7 million increase in income before taxes was the result of a $7.2 million increase in income before taxes for Banking which was partially offset by a $0.6 million increase in corporate interest and noninterest expenses.  The increase in Banking was due to higher net interest income, a lower provision for loan losses and higher noninterest income, which were partially offset by higher noninterest expenses. For Corporate, noninterest expenses increased due to higher consulting costs.

The following table shows key operating results for each of our business segments for the nine months ended September 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2018:
Interest income	$149,864	$—	$—	$149,864
Interest expense	34,049	—	1,570	35,619
Net interest income	115,815	—	(1,570)	114,245
Provision for loan losses	4,147	—	—	4,147
Noninterest income	8,586	18,920	(436)	27,070
Noninterest expense	76,896	16,333	3,708	96,937
Income (loss) before taxes on income	$43,358	$2,587	$(5,714)	$40,231
2017:
Interest income	$98,889	$1	$—	$98,890
Interest expense	16,062	—	435	16,497
Net interest income	82,827	1	(435)	82,393
Provision for loan losses	1,862	—	—	1,862
Noninterest income	10,636	17,334	(627)	27,343
Noninterest expense	51,506	15,328	3,481	70,315
Income (loss) before taxes on income	$40,095	$2,007	$(4,543)	$37,559

General. Consolidated income before taxes in the first nine months of 2018 was $40.2 million, as compared to $37.6 million in the first nine months of 2017. The $2.7 million increase in income before taxes was due to a $3.3 million increase in income before taxes for Banking, a $0.6 million increase in income before taxes for Wealth Management, which was partially offset by a $1.1 million increase in corporate interest expenses. The increase in Banking was due to higher net interest income, which was partially offset by a higher provision for loan losses, lower noninterest income and higher noninterest expenses. The increase in Wealth Management was due to higher noninterest income, which was partially offset by higher noninterest expenses. For Corporate, interest expenses increased $1.1 million due to increases in balances outstanding and increased rates on our holding company line of credit.

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

	Quarter Ended September 30:
	2018			2017
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate
Interest-earning assets:
Loans	$4,929,164	$53,345	4.32%	$3,345,159	$31,236	3.73%
Securities	516,057	3,579	2.77%	481,741	3,023	2.51%
FHLB stock, fed funds, and deposits	163,929	1,123	2.72%	103,960	619	2.36%
Total interest-earning assets	5,609,150	58,047	4.13%	3,930,860	34,878	3.55%

Noninterest-earning assets:
Nonperforming assets	9,742			5,250
Other	155,098			31,869
Total assets	$5,773,990			$3,967,979

Interest-bearing liabilities:
Demand deposits	$414,503	$935	0.89%	$271,270	440	0.64%
Money market and savings	1,201,909	2,836	0.94%	1,027,892	2,194	0.85%
Certificates of deposit	1,608,400	7,671	1.89%	858,120	2,265	1.05%
Total interest-bearing deposits	3,224,812	11,442	1.41%	2,157,282	4,899	0.90%
Borrowings	482,753	2,879	2.37%	454,273	1,539	1.34%
Total interest-bearing liabilities	3,707,565	14,321	1.53%	2,611,555	6,438	0.98%

Noninterest-bearing liabilities:
Demand deposits	$1,520,153			$1,013,753
Other liabilities	23,918			17,281
Total liabilities	5,251,636			3,642,589
Shareholders’ equity	522,354			325,390
Total liabilities and equity	$5,773,990			$3,967,979

Net Interest Income		$43,726			$28,440

Net Interest Rate Spread			2.60%			2.57%

Net Yield on Interest-earning Assets			3.12%			2.90%

	Nine Months Ended September 30:
	2018			2017
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate
Interest-earning assets:
Loans	$4,418,421	$135,851	4.10%	$3,174,155	$87,709	3.69%
Securities	519,181	10,576	2.72%	496,756	9,180	2.46%
FHLB stock, fed funds, and deposits	185,989	3,437	2.47%	87,216	2,001	3.07%
Total interest-earning assets	5,123,591	149,864	3.90%	3,758,127	98,890	3.51%

Noninterest-earning assets:
Nonperforming assets	11,017			6,227
Other	99,249			30,433
Total assets	$5,233,857			$3,794,787

Interest-bearing liabilities:
Demand deposits	$336,975	$2,061	0.82%	$259,660	1,100	0.57%
Money market and savings	1,125,995	7,390	0.88%	1,003,696	5,934	0.79%
Certificates of deposit	1,268,607	15,947	1.68%	780,228	5,069	0.87%
Total interest-bearing deposits	2,731,577	25,398	1.24%	2,043,584	12,103	0.79%
Borrowings	675,435	10,221	2.02%	588,590	4,394	1.00%
Total interest-bearing liabilities	3,407,012	35,619	1.40%	2,632,174	16,497	0.84%

Noninterest-bearing liabilities:
Demand deposits	$1,354,188			$842,312
Other liabilities	20,852			15,233
Total liabilities	4,782,052			3,489,719
Shareholders’ equity	451,805			305,068
Total liabilities and equity	$5,233,857			$3,794,787

Net Interest Income		$114,245			$82,393

Net Interest Rate Spread			2.50%			2.67%

Net Yield on Interest-earning Assets			2.97%			2.92%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the quarter and nine months ended September 30, 2018, as compared to corresponding periods in 2017:

	Quarter Ended September 30, 2018 vs. 2017			Nine Months Ended September 30, 2018 vs. 2017
	Increase (Decrease) due to:			Increase (Decrease) due to:
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans	$16,568	$5,541	$22,109	$37,407	$10,735	$48,142
Securities	224	332	556	430	966	1,396
Fed funds, FHLB stock, and deposits	400	104	504	1,888	(452)	1,436
Total interest-earning assets	17,192	5,977	23,169	39,725	11,249	50,974
Interest paid on:
Demand deposits	288	207	495	387	574	961
Money market and savings	397	245	642	764	692	1,456
Certificates of deposit	2,832	2,574	5,406	4,362	6,516	10,878
Borrowings	113	1,227	1,340	732	5,095	5,827
Total interest-bearing liabilities	3,630	4,253	7,883	6,245	12,877	19,122
Net interest income	$13,562	$1,724	$15,286	$33,480	$(1,628)	$31,852

Net interest income for Banking increased 54% from $28.7 million in the third quarter of 2017, to $44.3 million in the third quarter of 2018 due to a 43% increase in interest-earning assets and an increase in the net yield on interest earning assets. On a consolidated basis our net yield on interest earning assets was 3.12% for the third quarter of 2018 as compared to 2.90% in the third quarter of 2017. This increase was due to a 50% increase in the amount of noninterest bearing deposits and an increase in the net interest rate spread from 2.57% in the third quarter of 2017 to 2.60% in the third quarter of 2018. The increase in the net interest rate spread was due to an increase in the yield on interest-earnings assets which was partially offset by an increase in the cost of interest-bearing liabilities. The yield on interest-earning assets increased as new originations and acquired loans added to the portfolio bear interest rates higher than the current portfolio rates as a result of increases in market rates, the realization of $1.5 million of credit and yield discounts on the payoff of acquired loans as well as reductions in our lower yielding cash holdings. The increase in the cost of interest-bearing liabilities was due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates, and increased costs of borrowings as the average rate on FHLB advances increased from 1.20% in the third quarter of 2017 to 2.09% in the third quarter of 2018. The average balance outstanding under the holding company line of credit increased from $19.4 million in the third quarter of 2017 to $36.8 million in the third quarter of 2018, and the average rate increased by over 100 basis points, resulting in a $0.3 million increase in corporate interest expense.

Net interest income for Banking increased 40% from $82.8 million in the first nine months of 2017, to $115.8 million in the first nine months of 2018 due to a 36% increase in interest-earning assets and an increase in the net yield on interest earning assets. On a consolidated basis our net yield on interest earning assets was 2.97% for the first nine months of 2018 as compared to 2.92% during the first nine months of 2017. This increase was due to a 61% increase in the amount of noninterest bearing deposits which was partially offset by a decrease in the net interest rate spread from 2.67% for the first nine months of 2017 to 2.50% in the first nine months of 2018. The decrease in the net interest rate spread was due to an increase in the cost of interest-bearing liabilities which was partially offset by an increase in the yield on interest-earnings assets. The yield on interest-earning assets increased to 3.90% for the first nine months of 2018 from 3.51% for the first nine months of 2017 as new originations and acquired loans added to the portfolio bear interest rates higher than the current portfolio rates as a result of increases in market rates and the realization of $1.6 million of credit and yield discounts on the payoff of acquired loans. The increase in the cost of interest-bearing liabilities was due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates, and increased costs of borrowings as the average rate on FHLB advances increased from 0.92% in the first nine months of 2017 to 1.81% in the first nine months of 2018. The average balance outstanding under the holding company line of credit increased from $12.4 million in the first nine months of 2017 to $37.7 million in the first nine months of 2018, and the average rate increased by 88 basis points, resulting in a $1.1 million increase in corporate interest expense.

Provision for loan losses. The provision for loan losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For the quarter ended September 30, 2018 we recorded a negligible amount of provisions for loan losses and $4.1 million of provisions for the nine months ended September 30, 2018, as compared to $0.7 million and $1.9 million, respectively, for the quarter and nine months ended September 30, 2017. The lack of provision in the third quarter of 2018 was due to the resolution of problem loans in the second quarter of 2018 and the reduction in outstanding loan balances as the result of the sale of $622 million of loans. The $4.1 million provision for loan losses in the first nine months of 2018 was due to growth in our loan balances and the $3.5 million of chargeoffs in the first nine months of 2018.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the quarter and nine months ended September 30:

(dollars in thousands)	2018	2017
Quarter Ended September 30:
Trust fees	$1,054	$825
Consulting fees	101	112
Deposit charges	281	100
Gain on sale of loans	1,364	1,962
Gain on sale of REO	—	104
Loan related fees	1,870	649
Other	409	203
Total noninterest income	$5,079	$3,955

Nine Months Ended September 30:
Trust fees	$2,808	$2,485
Consulting fees	304	334
Deposit charges	595	329
Gain on sale of loans	419	4,312
Gain on sale of REO	—	104
Loan related fees	3,443	2,091
Other	1,017	981
Total noninterest income	$8,586	$10,636

Noninterest income in Banking in the third quarter of 2018 was $5.1 million as compared to $4.0 million in the third quarter of 2017 due to an increase in loan and prepayment fees, trust fees and deposit fees, which were partially offset by a lower gain on sale of loans as a result of rising market rates. In the third quarter of 2018, the weighted average rate of the multifamily loans sold was 3.83%, which is significantly below current market rates.

Noninterest income in Banking in the first nine months of 2018 was $8.6 million as compared to $10.6 million in the first nine months of 2017 as decreases in the gain on sale of loans was offset by higher loan, deposit and trust fees. In the first nine months of 2017 we realized a $4.3 million gain on sale of loans as compared to $0.4 million in the first nine months of 2018 as rising market interest rates resulted in lower gains on sale. As a result of higher levels of prepayments and increases related to the acquisitions of Community 1st Bank (“C1B”) and PBB, loan fees and deposits fees increased from $2.4 million in the first nine months of 2017 to $4.0 million in the first nine months of 2018.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides a breakdown of noninterest income for Wealth Management for the quarter and nine months ended September 30:

(dollars in thousands)	2018	2017
Quarter Ended September 30:
Asset management fees	$6,258	$6,124
Other	2	8
Total noninterest income	$6,260	$6,132

Nine Months Ended September 30:
Asset management fees	$18,932	$17,290
Other	(12)	44
Total noninterest income	$18,920	$17,334

Noninterest revenue for Wealth Management increased by $0.1 million and $1.6 million, respectively, for the quarter and nine months ended September 30, 2018 when compared to the corresponding periods in 2017 due to higher levels of AUM balances on which the asset management fees are calculated.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the quarter and nine months ended September 30:

	Banking		Wealth Management
(dollars in thousands)	2018	2017	2018	2017
Quarter Ended September 30:
Compensation and benefits	$13,215	$9,863	$3,994	$3,928
Occupancy and depreciation	4,987	3,221	544	537
Professional services and marketing	1,056	560	466	485
Customer service costs	4,854	2,229	—	—
Other expenses	3,418	1,460	185	146
Total noninterest expense	$27,530	$17,333	$5,189	$5,096

Nine Months Ended September 30:
Compensation and benefits	$38,028	$29,913	$12,283	$11,956
Occupancy and depreciation	12,690	9,404	1,688	1,608
Professional services and marketing	3,338	2,320	1,800	1,320
Customer service costs	11,449	4,241	—	—
Other expenses	11,391	5,628	562	444
Total noninterest expense	$76,896	$51,506	$16,333	$15,328

Noninterest expense in Banking increased from $17.3 million in the third quarter of 2017 to $27.5 million in the third quarter of 2018, due to increases in staffing and costs associated with the Bank’s expansion, including the acquisition of C1B in November 2017 and PBB in June 2018, and the growth of its balances of loans and deposits. Compensation and benefits for Banking increased $3.4 million or 34% during the third quarter of 2018 as compared to the third quarter of 2017 due to salary increases and an increase in the number of full time equivalent employees (“FTE”) in Banking, which increased to 420.8 in the third quarter of 2018 from 315.7 in the third quarter of 2017 as a result of the increased staffing related to the acquisitions and additional personnel added to support the growth in loans and deposits. The $1.8 million increase in occupancy and depreciation for Banking in the third quarter of 2018 as compared to the third quarter of 2017 was due to costs related to the acquisitions and increases in our data processing costs due to increased volumes and the implementation of enhancements. The $0.5 million increase in professional services and marketing was the result of increased information technology costs related to the acquisitions and recoveries of legal costs realized in the third quarter of 2017. Customer service costs for Banking increased from $2.2 million in the third quarter of 2017 to $4.9 million in the third quarter of 2018 due primarily to increases in the earnings credit rates paid on the balances, which reflect the increases in short term market rates during the third quarter of 2018 when compared to the third quarter of 2017. The $2.0 million increase in other expenses for Banking in the third quarter of 2018 when compared to the third quarter of 2017 was due to additional costs related to the acquisitions of C1B and PBB, primarily amortization of core deposit intangibles and FDIC insurance.

Noninterest expense in Banking increased from $51.5 million in the first nine months of 2017 to $76.9 million in the first nine months of 2018, due to increases in staffing and costs associated with the Bank’s expansion, including the acquisition of C1B in November 2017 and PBB in June 2018, and the growth of its balances of loans and deposits. Compensation and benefits for Banking increased $8.1 million or 27% during the first nine months of 2018 as compared to the first nine months of 2017 due to salary increases and an increase in the number of FTE in Banking, which increased to 373.4 in the first nine months of 2018 from 303.8 in the first nine months of 2017 as a result of the increased staffing related to the acquisitions of C1B and PBB and additional personnel added to support the growth in loans and deposits. A $3.3 million increase in occupancy and depreciation for Banking in the first nine months of 2018 as compared to the first nine months of 2017 was due to costs related to the acquisitions of C1B and PBB and increases in our data processing costs due to increased volumes and the implementation of enhancements. The $1.0 million increase in professional services and marketing in Banking was due to a $1.8 million recovery of legal costs realized in the first nine months of 2017 which were offset by lower legal costs, excluding the recovery, incurred in the first nine months of 2018 and higher costs related to the acquisitions of C1B and PBB. Customer service costs for Banking increased $7.2 million in the first nine months of 2018 as compared to the first nine months of 2017 due primarily to increases in the earnings credit rates paid on the balances, which reflect the increases in short term market rates during the first nine months of 2018 when compared to the first nine months of 2017. The $5.8 million increase in other expenses for Banking in the first nine months of 2018 when compared to the first nine months of 2017 were due to $3.6 million of acquisition costs related to the PBB acquisition and due to additional activities related to the acquisitions, primarily amortization of core deposit intangibles and FDIC insurance. The increase in noninterest expense for Wealth Management was due to salary increases, legal costs and increases in referral fees due to higher levels of AUM.

The increases in noninterest expense in Wealth Management for the third quarter and nine months of 2018 as compared to the corresponding periods in 2017 were due to salary increases and increases in referral fees due to higher levels of AUM.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
September 30, 2018:
Cash and cash equivalents	$54,773	$3,534	$(3,372)	$54,935
Securities AFS	799,870	—	—	799,870
Loans, net	4,431,859	—	—	4,431,859
Premises and equipment	7,927	827	136	8,890
FHLB Stock	17,250	—	—	17,250
Deferred taxes	18,737	173	46	18,956
REO	1,997	—	—	1,997
Goodwill and intangibles	99,721	—	—	99,721
Other assets	30,820	367	1,617	32,804
Total assets	$5,462,954	$4,901	$(1,573)	$5,466,282

Deposits	$4,679,997	$—	$(11,290)	$4,668,707
Borrowings	197,000	—	35,000	232,000
Intercompany balances	3,670	475	(4,145)	—
Other liabilities	29,631	2,385	2,560	34,576
Shareholders’ equity	552,656	2,041	(23,698)	530,999
Total liabilities and equity	$5,462,954	$4,901	$(1,573)	$5,466,282

December 31, 2017:
Cash and cash equivalents	$120,261	$4,407	$(4,274)	$120,394
Securities AFS	519,364	—	—	519,364
Loans held for sale	154,380	—	—	154,380
Loans, net	3,645,327	—	—	3,645,327
Premises and equipment	5,519	926	136	6,581
FHLB Stock	19,060	—	—	19,060
Deferred taxes	12,008	172	(37)	12,143
REO	2,920	—	—	2,920
Goodwill and Intangibles	33,576	—	—	33,576
Other assets	25,521	179	1,740	27,440
Total assets	$4,537,936	$5,684	$(2,435)	$4,541,185

Deposits	$3,460,465	$—	$(16,938)	$3,443,527
Borrowings	628,000	—	50,000	678,000
Intercompany balances	3,301	643	(3,944)	—
Other liabilities	18,646	2,970	3,091	24,707
Shareholders’ equity	427,524	2,071	(34,644)	394,951
Total liabilities and equity	$4,537,936	$5,684	$(2,435)	$4,541,185

Our consolidated balance sheet is primarily affected by changes occurring in Banking as Wealth Management does not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the first nine months of 2018, total assets increased by $925 million primarily due to increases in securities and loans. Securities increased by $281 million due primarily to $350 million in securities purchases, offset by $67 million in cash received in proceeds from the sale, principal collection, and maturities of securities.   Loans and loans held for sale increased by $633 million as a result of $1.3 billion of originations and $523 million of loans added from the PBB acquisition, which were partially offset by the sale of $676 million of multifamily loans and payoffs or scheduled payments of $553 million. Deposits increased by $748 million, excluding the deposits acquired in the PBB acquisition, as our specialty deposits, branch deposits and wholesale deposits increased by $38 million, $112 million and $598 million, respectively. Borrowings decreased by $446 million due primarily to the remix of our balance sheet and increase in deposits.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, decreased $65 million during the first nine months of 2018. Changes in cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2018:
Agency mortgage-backed securities	$747,322	$2	$(20,307)	$727,017
Corporate bonds	39,000	—	(78)	38,922
Beneficial interest – FHLMC securitization	32,699	1,735	(1,944)	32,490
Other	1,451	—	(10)	1,441
Total	$820,472	$1,737	$(22,339)	$799,870

December 31, 2017:
Agency mortgage-backed securities	$471,131	$287	$(7,399)	$464,019
Corporate bonds	19,000	—	—	19,000
Beneficial interest – FHLMC securitization	35,930	1,811	(1,889)	35,852
Other	499	—	(6)	493
Total	$526,560	$2,098	$(9,294)	$519,364

US Treasury securities of $0.5 million as of September 30, 2018 that are included in the table above as Other are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations. As of September 30, 2018, $81 million of agency mortgage-backed securities are pledged as collateral as support for the Banks’s obligations under a loan sales and securitization agreement entered into in 2018.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yield is as follows as of September 30, 2018:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years		Total
Amortized Cost:
Corporate bonds	$—	$—	$39,000		$—	$39,000
Other	499	—	951		—	1,450
Total	$499	$—	$39,951	$		$40,450
Weighted average yield	1.03%	—%	5.06%		—%	5.01%

Estimated Fair Value:
Corporate bonds	$—	$—	$38,922		$—	$38,922
Other	494	—	946		—	1,440
Total	$494	$—	$39,868		$—	$40,362

Agency mortgage backed securities and beneficial interest – FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests in FHLMC securitizations as of September 30, 2018 was 2.90%.

Loans. The following table sets forth our loans, by loan category, as of:

(dollars in thousands)	September 30, 2018	December 31, 2017
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,192,848	$1,935,429
Single family	893,310	645,816
Total real estate loans secured by residential properties	3,086,158	2,581,245
Commercial properties	841,923	696,748
Land	78,466	37,160
Total real estate loans	4,006,547	3,315,153
Commercial and industrial loans	410,870	310,779
Consumer loans	23,471	29,330
Total loans	4,440,888	3,655,262
Premiums, discounts and deferred fees and expenses	9,971	8,465
Total	$4,450,859	$3,663,727

Total loans, including loans held for sale, increased $787 million during the first nine months of 2018 as a result of $1.3 billion of originations and $523 million of loans acquired in the acquisition of PBB which were partially offset by the sale of $676 million of multifamily loans and payoffs or scheduled payments of $553 million.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	September 30, 2018		December 31, 2017
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$1,372,745	—	$1,097,196	—
Interest-bearing	328,863	0.780%	235,294	0.411%
Money market and savings	1,197,600	0.960%	1,210,240	0.840%
Certificates of deposits	1,769,499	1.924%	900,797	1.189%
Total	$4,668,707	1.030%	$3,443,527	0.634%

During the first nine months of 2018, the weighted average rate of our interest-bearing deposits increased from 0.93% at December 31, 2017 to 1.46% at September 30, 2018, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits increased from 0.63% at December 31, 2017 to 1.03% at September 30, 2018. The increase in the weighted average rate of our interest-bearing deposits was the result of increases in market rates and our success in attracting higher balance accounts which generally bear higher interest rates.

The $1.2 billion growth in deposits during the first nine months of 2018 was primarily due to the acquisition of PBB and increases in our specialty deposits, branch deposits and wholesale deposits of $38 million, $112 million and $598 million, respectively.

The maturities of our certificates of deposit of $100,000 or more were as follows as of September 30, 2018:

(dollars in thousands)
3 months or less	$261,657
Over 3 months through 6 months	119,720
Over 6 months through 12 months	170,564
Over 12 months	83,012
Total	$634,953

From time to time, the Bank will utilize brokered deposits as a source of funding. As of September 30, 2018 the Bank held $1.1 billion of deposits which are classified as brokered deposits.

Borrowings. At September 30, 2018 our borrowings consisted of $192 million in overnight FHLB advances and $5 million in FHLB term borrowings at the Bank and $35 million of borrowings on our holding company line of credit. At December 31, 2017, our borrowings consisted of $628 million of overnight FHLB advances at the Bank and $50 million of borrowings under our holding company line of credit. The FHLB overnight advances were paid in full in the early parts of October 2018 and January 2018, respectively. Because FFB primarily utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of borrowings at the Bank during the first nine months of 2018 was $607 million, as compared to $549 million during the first nine months of 2017. The weighted average interest rate on these borrowings was 2.33% for the first nine months of 2018, as compared to 1.14% for the first nine months of 2017. The maximum amount of borrowings at the Bank outstanding at any month-end during the first nine months of 2018 and 2017 was $773 million and $818 million, respectively.

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

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
September 30, 2018:
Real estate loans:
Residential properties	$3,382	$—	$1,461	$675	$5,518	$3,080,640	$3,086,158
Commercial properties	120	—	1,303	1,642	3,065	838,858	841,923
Land	—	—	—	—	—	78,466	78,466
Commercial and industrial loans	2,159	113	50	8,923	11,245	399,625	410,870
Consumer loans	—	7	—	—	7	23,464	23,471
Total	$5,661	$120	$2,814	$11,240	$19,835	$4,421,053	$4,440,888

Percentage of total loans	0.13%	—%	0.07%	0.25%	0.45%

December 31, 2017:
Real estate loans:
Residential properties	$78	$—	$—	$—	$78	$2,581,167	$2,581,245
Commercial properties	—	—	1,320	1,742	3,062	693,686	696,748
Land	—	—	—	—	—	37,160	37,160
Commercial and industrial loans	—	—	789	9,617	10,406	300,373	310,779
Consumer loans	—	—	—	—	—	29,330	29,330
Total	$78	$—	$2,109	$11,359	$13,546	$3,641,716	$3,655,262

Percentage of total loans	0.00%	0.00%	0.06%	0.31%	0.37%

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	September 30, 2018			December 31, 2017
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial real estate loans	$1,282	$1,518	$2,800	$—	$1,598	$1,598
Commercial and industrial loans	—	2,339	2,339	195	2,698	2,893
Total	1,282	3,857	5,139	195	4,296	4,491

These loans were classified as a TDR as a result of a reduction in required principal payments, reductions in rates and/or an extension of the maturity date of the loans.

The following is a breakdown of our loan portfolio by the risk category of loans as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
September 30, 2018:
Real estate loans:
Residential properties	$3,079,406	$3,694	$2,383	$675	$3,086,158
Commercial properties	820,094	11,086	7,819	2,924	841,923
Land	77,650	—	816	—	78,466
Commercial and industrial loans	393,235	6,879	1,820	8,936	410,870
Consumer loans	23,471	—	—	—	23,471
Total	$4,393,856	$21,659	$12,838	$12,535	$4,440,888

December 31, 2017:
Real estate loans:
Residential properties	$2,578,773	$192	$2,280	$—	$2,581,245
Commercial properties	680,449	6,326	5,936	4,037	696,748
Land	36,321	—	839	—	37,160
Commercial and industrial loans	298,408	865	2,107	9,399	310,779
Consumer loans	29,330	—	—	—	29,330
Total	$3,623,281	$7,383	$11,162	$13,436	$3,655,262

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

In 2015, 2017 and 2018, we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	September 30, 2018	December 31, 2017
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$4,814	$—
Commercial properties	10,885	1,525
Land	1,097	1,096
Total real estate loans	16,796	2,621
Commercial and industrial loans	1,925	2,774
Consumer loans	11	—
Total loans	18,732	5,395
Unaccreted discount on purchased credit impaired loans	(8,521)	(1,638)
Total	$10,211	$3,757

 Allowance for Loan Losses. The following table summarizes the activity in our ALLL for the periods indicated:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter ended September 30, 2018:
Real estate loans:
Residential properties	$9,551	$382	$—	$—	$9,933
Commercial properties	4,904	(844)	—	—	4,060
Land	501	(64)	—	—	437
Commercial and industrial loans	3,825	541	(250)	241	4,357
Consumer loans	219	(6)	—	—	213
Total	$19,000	$9	$(250)	$241	$19,000

Nine months ended September 30, 2018:
Real estate loans:
Residential properties	$9,715	$218	$—	$—	$9,933
Commercial properties	4,399	(128)	(211)	—	4,060
Land	395	42	—	—	437
Commercial and industrial loans	3,624	4,069	(3,577)	241	4,357
Consumer loans	267	(54)	—	—	213
Total	$18,400	$4,147	$(3,788)	$241	$19,000

Year ended December 31, 2017:
Real estate loans:
Residential properties	$6,669	$3,046	$—	$—	$9,715
Commercial properties	2,983	1,416	—	—	4,399
Land	233	162	—	—	395
Commercial and industrial loans	5,227	(1,841)	—	238	3,624
Consumer loans	288	(21)	—	—	267
Total	$15,400	$2,762	$—	$238	$18,400

Excluding the loans acquired in acquisitions, our ALLL represented 0.50%, and 0.54% of total loans outstanding as of September 30, 2018 and December 31, 2017, respectively.

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

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method as of:

	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
(dollars in thousands)	Individually	Collectively	Impaired	Total	Other Loans
September 30, 2018:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,933	$—	$9,933	$2,063
Commercial properties	104	3,956	—	4,060	2,028
Land	—	437	—	437	147
Commercial and industrial loans	713	3,644	—	4,357	713
Consumer loans	—	213	—	213	5
Total	$817	$18,183	$—	$19,000	$4,956
Loans:
Real estate loans:
Residential properties	$675	$3,083,100	$2,383	$3,086,158	$271,337
Commercial properties	2,924	833,341	5,658	841,923	323,743
Land	—	77,650	816	78,466	41,719
Commercial and industrial loans	8,936	400,580	1,354	410,870	76,893
Consumer loans	—	23,471	—	23,471	1,128
Total	$12,535	$4,418,142	$10,211	$4,440,888	$714,820

	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
(dollars in thousands)	Individually	Collectively	Impaired	Total	Other Loans
December 31, 2017:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,715	$—	$9,715	$248
Commercial properties	—	4,399	—	4,399	1,449
Land	—	395	—	395	4
Commercial and industrial loans	909	2,715	—	3,624	1,204
Consumer loans	—	267	—	267	100
Total	$909	$17,491	$—	$18,400	$3,005
Loans:
Real estate loans:
Residential properties	$—	$2,581,245	$—	$2,581,245	$26,605
Commercial properties	4,037	691,632	1,079	696,748	168,057
Land	—	36,323	837	37,160	167
Commercial and industrial loans	9,399	299,539	1,841	310,779	62,849
Consumer loans	—	29,330	—	29,330	2,899
Total	$13,436	$3,638,069	$3,757	$3,655,262	$260,577

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in prior acquisitions, and the stated principal balance of the related loans. The unaccreted credit component discount is equal to 0.69% and 1.15% of the stated principal balances of these loans as of September 30, 2018 and December 31, 2017, respectively. In addition to this unaccreted credit component discount, an additional $0.3 million and $0.2 million of the ALLL were provided for these loans as of September 30, 2018 and December 31, 2017, respectively.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of shares by FFI. The remaining balances of the Bank’s lines of credit available to draw down totaled $2.2 billion at September 30, 2018.

Cash Flows Provided by Operating Activities. During the nine months ended September 30, 2018, operating activities provided net cash of $42 million, comprised primarily of our net income of $29 million and $2 million decrease in other assets and $5 million increase in accounts payable and other liabilities. During the nine months ended September 30, 2017, operating activities provided net cash of $28 million, comprised primarily of our net income of $25 million, and $7 million increase in accounts payable and other liabilities, offset partially by $4.3 million in gains on sales of loans.

Cash Flows Used in Investing Activities. During the nine months ended September 30, 2018, investing activities used net cash of $343 million, primarily to fund a $786 million net increase in loans and $350 million in securities purchases, offset partially by $674 million in loan sales, $67 million in cash received in proceeds from the sale, principal collection, and maturities of securities, and $48 million in cash received in the acquisition. During the nine months ended September 30, 2017, investing activities used net cash of $543 million, primarily to fund a $889 million net increase in loans, offset partially by $289 million in loan sales and $53 million in cash received in proceeds from the sale, principal collection, and maturities of securities.

Cash Flow Provided by Financing Activities. During the nine months ended September 30, 2018, financing activities provided net cash of $235 million, consisting primarily of net increases of $748 million in deposits, offset partially by a $511 million net decrease in FHLB advances. During the nine months ended September 30, 2017, financing activities provided net cash of $40 million, consisting primarily of $15 million in proceeds from a holding company line of credit and $27.3 million in proceeds from the sale of stock.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio, the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2018 and December 31, 2017, the loan-to-deposit ratios at the Bank were 95% and 111%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of September 30, 2018:

(dollars in thousands)
Commitments to fund new loans	$19,236
Commitments to fund under existing loans, lines of credit	316,952
Commitments under standby letters of credit	9,909

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of September 30, 2018, the Bank was obligated on $201 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $163 million of deposits from the State of California.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
September 30, 2018:
CET1 capital ratio	$446,405	11.27%	$178,315	4.50%
Tier 1 leverage ratio	446,405	7.85%	227,325	4.00%
Tier 1 risk-based capital ratio	446,405	11.27%	237,754	6.00%
Total risk-based capital ratio	467,231	11.79%	317,005	8.00%

December 31, 2017:
CET1 capital ratio	$366,236	11.99%	$137,435	4.50%
Tier 1 leverage ratio	366,236	8.44%	173,514	4.00%
Tier 1 risk-based capital ratio	366,236	11.99%	183,246	6.00%
Total risk-based capital ratio	385,236	12.61%	244,328	8.00%

FFB
September 30, 2018:
CET1 capital ratio	$467,876	11.82%	$178,163	4.50%	$257,346	6.50%
Tier 1 leverage ratio	467,876	8.24%	227,132	4.00%	283,916	5.00%
Tier 1 risk-based capital ratio	467,876	11.82%	237,550	6.00%	316,734	8.00%
Total risk-based capital ratio	488,702	12.34%	316,734	8.00%	395,917	10.00%

December 31, 2017:
CET1 capital ratio	$398,709	13.07%	$137,290	4.50%	$198,308	6.50%
Tier 1 leverage ratio	398,709	9.20%	173,363	4.00%	216,703	5.00%
Tier 1 risk-based capital ratio	398,709	13.07%	183,053	6.00%	244,071	8.00%
Total risk-based capital ratio	417,709	13.69%	244,071	8.00%	305,089	10.00%

As of each of the dates set forth in the above table, the Company (on a consolidated basis) exceeded the minimum required capital ratios applicable to it and FFB (on a stand-alone basis) qualified as a well-capitalized depository institution under the capital adequacy guidelines described above.

As of September 30, 2018, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $211 million for the CET-1 capital ratio, $184 million for the Tier 1 leverage ratio, $151 million for the Tier 1 risk-based capital ratio and $93 million for the Total risk-based capital ratio.

During 2017, FFI made cash capital contributions to FFB of $65 million. As of September 30, 2018, FFI had $15 million of available capital and $40 million of available capacity under its line of credit and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

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

We did not pay dividends in 2018 or 2017. Although FFI has not paid cash dividends since FFB commenced its banking operations in October 2007, our Board of Directors periodically reviews whether to declare or pay cash dividends, taking into account, among other things, general business conditions, our financial results, future prospects, capital requirements, legal and regulatory restrictions, and other factors as our Board may deem relevant.

We had no material commitments for capital expenditures as of September 30, 2018. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, including by opening additional wealth management offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns, although we do not have any immediate plans, arrangements or understandings relating to any material acquisition. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

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

During the second quarter of 2017, we commenced sales of common stock through the ATM Program. During 2017, we sold 1,382,506 shares of common stock through the ATM Program, realizing $22.8 million in net proceeds. The details of the shares of common stock sold through the ATM Program during the first nine months of 2018 are as follows:

	Number of Shares Sold	Weighted Average Price	Net Proceeds
(in thousands, except share and per share amounts)

February, 2018	400,288	$18.27	7,166
March, 2018	225,442	$18.80	4,176
Total	625,730	$18.46	$11,342

As of September 30, 2018, the remaining dollar value of common stock we had available to sell under the ATM Program was $45.2 million. As required by SEC rules, we will not resume sales under the ATM Program while we are purchasing shares of our common stock under our stock repurchase program.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2018, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: November 8, 2018	By:	/s/ JOHN M. MICHEL
John M. Michel
Executive Vice President and Chief Financial Officer

S-1