Form 10-K
period 2018-12-31
First Foundation Inc.
filed 2019-03-01
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒

As of June 30, 2018, the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the NASDAQ Global Stock Market as of the close of business on June 30, 2018, was approximately $725 million.

As of February 25, 2019, there were 44,501,613 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated herein, Part III of the Form 10-K are incorporated by reference from the Registrant’s Definitive Proxy Statement which is expected to be filed with the Commission on or before April 30, 2019 for its 2019 Annual Meeting of Shareholders.

FIRST FOUNDATION INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2018

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

We are a financial services company that provides a comprehensive platform of financial services to individuals, businesses and other organizations. We currently conduct our operations in California, Nevada and Hawaii. Our integrated platform provides investment advisory and wealth management services, banking products and services, trust services, and life insurance services to effectively and efficiently meet the financial needs of our clients. We provide business banking products and services to small to moderate-sized businesses and professional firms, and consumer banking products and services to individuals and families. As of December 31, 2018, we had $5.8 billion of total assets, $4.3 billion of loans, $4.5 billion of deposits and $3.9 billion of assets under management (“AUM”). Our investment advisory and wealth management, trust and insurance services provide us with substantial, fee-based, recurring revenues, such that in 2018, our non-interest income was 19% of our total revenues.

Our operating strategy is to build strong and stable long-term client relationships, one at a time, by delivering high quality banking and trust products and services and investment management. The primary role of our bankers, relationship managers and loan officers, in addition to attracting new clients, is to develop and maintain a strong relationship with their clients and to coordinate the services we provide to their clients. We take a team approach to delivering our platform of services to our clients. Our bankers, relationship managers and loan officers work as a team to deliver our products and services, with each member of the team responsible for managing the delivery of products and services in their area of expertise. This allows us to provide more tailored solutions while operating in a safe and sound manner. We have created compensation structures that encourage and reward our bankers, relationship managers and loan officers to work together as a team to provide the client with the products and services they desire. We believe we will be able to maintain a client-focused approach by recruiting and retaining experienced and qualified staff.

We intend to continue to grow our business by (i) marketing our services directly to prospective new clients; (ii) obtaining new client referrals from existing clients, professional and fiduciary referrals and through referral agreements with asset custodial firms; (iii) adding experienced bankers, relationship managers and loan officers who may have established client relationships that we can serve; (iv) cross-selling our services among our wealth management and banking clients; (v) making opportunistic acquisitions of complementary businesses and/or establishing de novo offices in select markets within and outside our existing market areas.

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

We also provide trust services to clients using its California and Nevada trust powers. Those services, which consist primarily of the management of trust assets, complement the investment and wealth management services that FFA offers to our clients. FFIS was established to provide life agency insurance services. Additionally, trust service fees and life insurance brokerage fees provide additional sources of noninterest income for us.

FFB’s operations comprise the banking, trust and insurance segments of our business. At December 31, 2018, FFB had $5.8 billion of total assets, $4.3 billion of loans, $4.5 billion of deposits and $742 million of trust AUM.

Overview of Our Investment Advisory and Wealth Management Business

FFA is a fee-based investment advisor which provides investment advisory and wealth management services primarily to high net-worth individuals, their families and their family businesses, and other affiliated organizations. FFA strives to provide its clients with a high level of personalized service by its staff of experienced relationship managers. FFA’s operations comprise the investment advisory and wealth management segments of our business. As of December 31, 2018, FFA had $3.9 billion of AUM.

Banking Products and Services

Through FFB, we offer a wide range of loan products, deposit products, business and personal banking services and trust services. Our loan products are designed to meet the credit needs of our clients in a manner that, at the same time, enables us to effectively manage the credit and interest rate risks inherent in our lending activities. Our lending products are the primary drivers of revenues and earnings for the consolidated entity. As such, we are committed to offer market competitive lending products that: meet the needs of our clients; are underwritten in a prudent manner; and provide an adequate return based on their size and credit risk. Deposits represent our principal source of funds for making loans and investments and acquiring other interest-earning assets.

We maintain a client-focused approach by recruiting and retaining experienced and qualified banking personnel, who are described as private client relationship managers, commercial bankers, small business bankers, regional directors of loan production for multifamily and non-owner occupied commercial real estate, and branch managers.  FFB has bankers in each location across the platform sourcing loan and deposit business to cultivate and develop quality banking relationships from existing and potential clients. FFB’s banking platform is focused on program-specific products and clients.

The following table sets forth information regarding the types of loans that we make, by amounts and as a percentage of our total loans outstanding at December 31:

	2018		2017
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Recorded Investment balance:
Loans secured by real estate:
Residential properties:
Multifamily	$1,956,935	45.7%	$1,935,429	52.9%
Single family	904,828	21.1%	645,816	17.7%
Total loans secured by residential properties	2,861,763	66.8%	2,581,245	70.6%
Commercial properties	869,169	20.3%	696,748	19.1%
Land	80,187	1.9%	37,160	1.0%
Total real estate loans	3,811,119	89.0%	3,315,153	90.7%
Commercial and industrial loans	449,805	10.5%	310,779	8.5%
Consumer loans	22,699	0.5%	29,330	0.8%
Total loans	$4,283,623	100.0%	$3,655,262	100.0%

We have established a lending platform that provides financing solutions to our strong and stable client relationships, including individuals, entities and businesses. The primary objective of each of the lending channels is to provide exceptional client service to differentiate us from our competitors, Each lending channel features standardized pricing, uniform sizing and a streamlined process resulting in a high through-put application-to-funding ratio. Each of our office locations are focused on serving the businesses and clients within their market area. Our lending activities serve the credit needs of individuals, owners of multifamily and commercial real estate properties, small to moderate size businesses and professional firms in our market areas. As a result we offer a variety of loan products consisting of multifamily and single family residential real estate loans, commercial real estate loans, commercial term loans and lines of credit, and consumer loans.

We have a lending platform focused on three primary channels: 1) Commercial Real Estate (‘CRE”), defined as multifamily residential, non-owner occupied commercial real estate, construction and land; 2) Commercial and Industrial (“C&I”) defined as term and revolving credit/lines of credit for small to moderate-sized businesses and professional firms, owner occupied commercial real estate; and 3) Consumer defined as loan products to individuals, including single family residential real estate loans and home equity lines of credit and other consumer-related loans focused on our current and prospective clients of our platform.

CRE Loan Channel: Loans originated under the CRE loan channel are supported by the underlying cash flow from operations of the related real estate collateral. The loan types under this channel consist of multifamily residential, non-owner occupied CRE and construction and land.

Residential Mortgage Loans – Multi-family: We make multi-family residential mortgage loans for terms up to 30 years for 5+ unit properties. These loans generally are adjustable rate loans with interest rates tied to a variety of independent indexes; although in many cases these loans have initial fixed rate periods ranging from 3 to 10 years and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the subject real estate collateral cash flow, the character and creditworthiness of the borrower and guarantors, loan-to-value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as rental rates, values and vacancy rates. We typically require full or limited recourse from the owners of the entities to which we make such loans.

CRE Loans – Non-owner Occupied: Our commercial real estate loans are secured by first trust deeds on nonresidential real property with terms up to 10 years. We typically focus on multi-tenant industrial, office and retail real estate collateral with strong, stable tenancy, strong, stable historical cash flow and located in stable, strong demand submarket locations. The bank will consider special purpose lending on a limited basis for our existing client base. These loans generally are adjustable rate loans with interest rates tied to a variety of independent indexes; although in many cases these loans have initial fixed rate periods ranging from 3 to 10 years and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the subject real estate collateral cash flow, the character and creditworthiness of the borrower and guarantors, loan-to-value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

Construction and Land Loans: Construction and land loans are provided to borrowers with extensive construction experience and as an accommodation to existing or potential clients of the platform; or were obtained through acquisition of other banks. There is not a separate sales effort to generate construction and land loans. These loans are custom tailored to fit the individual needs of each specific request. The bank typically considers construction loan requests for urban infill multifamily properties and owner-occupied single family primary residences in the submarket locations the bank is experienced in and offers permanent real estate loans. Construction and land loans are secured by first trust deeds on real property. These loans generally are adjustable rate loans with interest rates tied to a variety of independent indexes; although in some rare cases these loans have fixed interest rates for short periods and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, loan to value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

C&I Loan Channel: Loans originated under the C&I loan channel are generally supported by the cash flows generated from the business operations of the entity to which the loan is made, and, except for loans secured by owner occupied CRE, are generally secured by non-real estate assets, such as equipment, inventories or accounts receivable. The C&I loan channel is focused on developing quality full service business banking relationships, including loans and deposits, by offering commercial products for small to moderate-sized businesses across the banking platform. This allows us to provide support for small to mid-sized businesses in our market areas. The typical C&I loan client utilizes more than one element of our platform, including almost all such clients using our deposit products and services. The bank typically focuses on C&I clients that are manufacturers, distributors, wholesalers, importers and professional service companies.

Commercial Real Estate Loans - Owner Occupied: Owner occupied CRE loans and commercial loans are generally made to businesses that have demonstrated a history of profitable operations. To qualify for such loans, prospective borrowers generally must have operating cash flow sufficient to meet their obligations as they become due, good payment histories, proper balance sheet management of key cash flow drivers, and experienced management. Our commercial real estate loans are secured by first trust deeds on nonresidential real property, typically office, industrial or warehouse. These loans generally are adjustable rate loans with interest rates tied to a variety of independent indexes; although in some cases these loans have fixed interest rates for periods ranging from 3 to 15 years and adjust thereafter based on an applicable indices and terms. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, loan-to-value and debt service coverage ratios, borrower liquidity and credit history and the trends in balance sheet and income statement management. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

Commercial Loans: We offer commercial term loans and commercial lines of credit to our clients. Commercial loans generally are made to businesses that have demonstrated a history of profitable operations. To qualify for such loans, prospective borrowers generally must have operating cash flow sufficient to meet their obligations as they become due, good payment histories, proper balance sheet management of key cash flow drivers, and experienced management. Commercial term loans are either fixed rate loans or adjustable rate loans with interest rates tied to a variety of independent indexes and are made for terms ranging from one to seven years subject to the useful life of the asset financed. Commercial lines of credit are adjustable rate loans with interest rates usually tied to the Wall Street Journal prime rate or LIBOR rates, are made for terms ranging from one to two years, and contain various covenants, including possible requirements that the borrower reduce its credit line borrowings to zero for specified time periods during the term of the line of credit, maintains liquidity requirements with advances tied to periodic reviews and approved based upon a percentage of accounts receivable, and inventory or unmonitored lines for very small lines or credit or those with significant financial strength and liquidity. Commercial loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, debt service coverage ratios, historical and projected client income, borrower liquidity and credit history, and the trends in income and balance sheet management. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends in the client’s industry. We typically require full recourse from the owners of the entities to which we make such loans.

Equipment Financing: We offer equipment financing to provide financing solutions, including equipment finance agreements and leases for a full range of business equipment, and sourcing the business through third party originators, including equipment brokers, lessors and other referral sources.  The majority of the equipment financing business will be for acquiring machines, tools, vehicles, furniture, tenant improvement remodeling/expansion/upgrade and computers. The typical equipment finance loan will be smaller in size, typically less than $100,000; will have terms ranging from 3 to 7 years;  will carry fixed rates;  and will be secured by the underlying equipment and the operations of the borrower.

Small Business Lending and USDA Lending: The Bank is approved as a Small Business Administration (“SBA”) lender and as a United States Department of Agriculture (“USDA”) lender. We are committed to our small business commercial lending to serve our communities and small businesses that operate in our network of retail branch locations. We have recently expanded the SBA lending programs. As government guaranteed programs, we need to comply with underwriting guidelines, servicing and monitoring requirements, and terms and conditions set forth under the related programs standard operating procedures. SBA loans follow our underwriting guidelines established for non-SBA commercial and industrial loans and meet the underwriting criteria set forth by the SBA.  We have also established a small balance portfolio loan program, up to a maximum loan amount of $250,000, to meet the requirements of our small business clients through a streamlined underwriting process.

Consumer Channel: The Consumer channel for FFB offers single family residential loans, home equity lines of credit, personal lines of credit and other consumer related products. We do not have a separate marketing program for this channel, rather this channel is directed to a limited amount of fully-vetted broker relationships and as an accommodation for clients or prospective clients of our platform. We expect single family loans to comprise a substantial majority of the balances in this channel.

Residential Mortgage Loans – Single-family: We offer single family residential mortgage loans that in most cases take the form of non-conforming jumbo and super-jumbo loans and FFB does not currently sell or securitize any of its single family residential mortgage loan originations. FFB does not originate loans defined as high cost by state or federal banking regulators. The majority of FFB’s single family residential loan originations are collateralized by first mortgages on real properties located in Southern California. These loans are generally adjustable rate loans with initial fixed rate periods ranging from 3 to 10 year terms and terms of the loan not exceeding 30 years. These loans generally have interest rate floors and payment caps. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, loan-to-value and debt to income ratios, borrower liquidity, income verification and credit history. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends such as market values.

Consumer Loans: We offer consumer loans and line of credit products as an accommodation to clients of our primary business lines, including personal installment loans and lines of credit, and home equity lines of credit designed to meet the needs of our clients. Consumer loans are either fixed rate loans or adjustable rate loans with interest rates tied to a variety of independent indexes and are made for terms ranging from one to ten years. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character, creditworthiness and credit history of the borrower and guarantors, debt to income ratios, borrower liquidity, income verification, and the value of any collateral securing the loan. Historically, a high percentage of home equity lines of credit originated by FFB have been in first trust deed position. Repayment of consumer loan are largely dependent on the borrower’s ongoing cash flows and financial stability and, as a result, generally pose higher credit risks than the other loans that we make.

For all of our loan offerings, we utilize a comprehensive approach in our underwriting process. This includes the requirement that all factors considered in our underwriting be appropriately documented. In our underwriting, our primary focus is always on the primary, secondary and tertiary sources of repayment, which include the subject real estate collateral cash flow, the business/borrower’s ability to repay and value of the subject collateral securing the loan. However, because our underwriting process allows us to view the totality of the borrower’s capacity to repay, concerns or issues in one area can be compensated for by other favorable financial criteria. This personalized and detailed approach allows us to better understand and meet our clients’ borrowing needs. We handle substantially all of our loan processing, underwriting and servicing at our administrative office in Irvine, California.

Deposit Products and Services

The following table sets forth information regarding the type of deposits which our clients maintained with us and the average interest rates on those deposits as of December 31:

	2018			2017
(dollars in thousands)	Amount	% of Total	Weighted Average Rate	Amount	% of Total	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$1,074,661	23.7%	—	$1,097,196	31.9%	—
Interest-bearing	317,380	7.0%	0.798%	235,294	6.8%	0.411%
Money market and savings	1,190,717	26.3%	1.115%	1,210,240	35.1%	0.840%
Certificates of deposits	1,950,210	43.0%	2.142%	900,797	26.2%	1.189%
Total	$4,532,968	100.0%	1.270%	$3,443,527	100.0%	0.634%

Deposit Products: We offer a wide range of deposit products, including personal and business checking, savings accounts, interest-bearing negotiable order of withdrawal accounts, money market accounts and time certificates of deposit. Our pricing strategy is to maintain deposit pricing at levels consistent with our competitors. This generally allows us to maintain our current deposit relationships. From time to time, we will offer promotional rates to attract new clients to our platform. Our pricing strategy is intended to complement our other products and services so that we can attract and retain clients without always paying the highest rates. As of December 31, 2018, our eight largest bank depositors accounted for, in the aggregate, 21% of our total deposits. See Item 1A—Risk Factors.

Deposit Services: Our deposits services include the following:

•

Treasury Management: Treasury Management products and services provide our customers the tools to bank with us conveniently without having the need to visit one of our offices and are necessary in attracting complex commercial and specialty deposit clients. These products and services include bill pay, payee positive pay, wire transfers, internal and external transfers, wire and ACH reconciliation services, remote deposit capture, mobile/mobile deposit, as well as lockbox and cash vault services.

•

Digital Banking: FFB offers consumer and business online access to our basic account management, review and processing functions, our treasury management products and services. In addition, we provide mobile banking services to both business and consumer clients through our online access.

Deposit Delivery Channels: Our deposit products and services are delivered through the following delivery channels:

•

Retail Banking: The retail banking delivery channel is made up of 20 banking offices located throughout out market areas. We attempt to place our banking offices in strategic locations to establish a presence in our target markets, rather than saturating a market with numerous banking offices. The sales activities at our banking offices are led by the bankers and branch managers located at the offices. In addition to a branch manager, each banking office has a strong operations manager and staff to serve the clients of the office, to provide support to the bankers and branch managers in their sales efforts and to maintain the operational integrity of their offices. In addition to the sales activities of the bankers and branch managers, we provide marketing support through periodic deposit campaigns and targeted marketing programs tailored to the region in which the banking office is located.

•

Specialty Deposits: The specialty deposits channel focuses on banking large complex commercial customers and fiduciaries who manage complicated deposit relationships. This team consists of bankers with industry expertise in our targeted specialty niches, which include, but are not limited to escrow, title, 1031 exchange accommodators, contractor retention escrows, commercial property management and homeowners associations as well as financial institutions and mortgage servicers, commercial borrowers, EB-5 projects, political treasurers and Opportunity Zone funds. The nature of the specialty deposit customer is generally complex and typically requires a larger volume of transactional servicing needs and reporting requirements. These customers are supported exclusively by the experts in our commercial client services team. This team is responsible for establishing new accounts, maintenance of existing accounts, monitoring accounts, account reporting, review and acceptance of depository agreement’s and other account related contracts. This team possesses a thorough understanding of legal documentation for complex organizations and legal and regulatory banking requirements for niche industries, balance bank control accounts, ledger posting, and funds disbursement.

Trust Services: FFB is licensed to provide trust services to clients in California, Nevada and Hawaii. Those services, which consist primarily of the management of trust assets, complement the investment advisory and wealth management services that FFA offers to our clients and, as a result, provide us with cross-selling opportunities. At December 31, 2018, trust AUM totaled $742 million.

Insurance Services: Through FFIS, we offer life insurance products provided by unaffiliated insurance carriers from whom we collect a brokerage fee.

Wealth Management Products and Services

FFA is a fee-based investment advisor which provides investment advisory and wealth management services primarily for individuals and their families, family businesses and other affiliated organizations (including public and closely-held corporations, family foundations and private charitable organizations). Through FFA, we provide clients with personalized services designed to enable them to reach their personal and financial goals by coordinating our investment advisory and wealth management services with risk management and estate and tax planning services that are provided by outside service providers, for which we do not receive commissions or referral fees. FFA’s clients benefit from certain cost efficiencies available to institutional managers, such as block trading, access to institutionally priced no-load mutual funds, ability to seek competitive bid/ask pricing for bonds, low transaction costs and management fees charged as a percentage of the assets managed, with tiered pricing for larger accounts.

Our investment advisory and wealth management team strives to create diversified investment portfolios for its clients that are individually designed, monitored and adjusted based on the discipline of fundamental investment analysis. We focus on creating investment portfolios that are commensurate with a client’s objectives, risk tolerance and time horizon, using traditional investments such as individual stocks and bonds and mutual funds. We also provide comprehensive and ongoing advice and coordination regarding estate planning, retirement planning and charitable and business ownership issues.

AUM at FFA has grown at a compound annual growth rate of 5% over the four year period ending December 31, 2018. Changes in our AUM reflects additions from new clients, the gains or losses recognized from investment results, additional funds received from existing clients, withdrawals of funds by clients, and terminations.

We do not provide custodial services for our clients through FFA. Instead, client investment accounts are maintained under custodial arrangements with large, well established brokerage firms, either directly or through FFB. However, we notify our clients that they are not obligated to use those services and that they are free to select securities brokerage firms and custodial service providers of their own choosing. We have entered into referral agreements with certain of the asset custodial firms that provide custodial services to our clients. Under these arrangements, the asset custodial firms provide referrals of prospective new clients whose wealth warrants the more personalized and expansive breadth of financial services that we are able to provide in exchange for a fee. This fee is either a percentage of the fees we charge to the client or a percentage of the AUM of the client. The asset custodial firms are entitled to continue to receive these fees for as long as we continue to provide services to the referral client. These referral agreements do not require the client to maintain their assets at the custodial firm and are fully disclosed to the client prior to our providing services to them.

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

The New Capital Rules also introduce a “capital conservation buffer” that is designed to absorb losses during periods of economic stress. If a banking organization does not maintain a capital conservation buffer consisting of an addition 2.5% of CET-1 on top of the minimum risk-weighted asset ratio, it will face constraints on dividends, equity repurchases and executive compensation, depending on the amount of the shortfall. The capital conservation buffer was phased in beginning on January 1, 2016 at 0.625%, and  increased by 0.625% on each subsequent January 1, until reaching 2.5% on January 1, 2019.

Under the New Capital Rules, the minimum capital ratios (including the applicable increment of the capital conservation buffer) applicable to the Company and FFB as of January 1, 2018 were as follows:

CET-1 to risk-weighted assets	6.375%
Tier 1 capital (i.e., CET-1 plus Additional Tier 1) to risk-weighted assets	7.875%
Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets	9.875%
Tier 1 capital-to-average consolidated assets as reported on consolidated financial statements(1)	4.000%

(1)	Commonly referred to as a banking institution’s “leverage ratio”.

As of January 1, 2019, the above ratios (other than the leverage ratio) were increased by 0.625% to 7.0%, 8.5% and 10.5%, respectively. Including the capital conservation buffer which was fully phased in on January 1, 2019, the New Capital Rules require most bank holding companies and banks, including the Company and FFB, to meet the following risk-based capital requirements (i) a minimum CET-1-to-risk-weighted asset ratio of at least 7.0% (4.5% plus the 2.5% capital conservation buffer), (ii) a Tier 1 capital-to-risk-weighted asset ratio to 8.5% (6.0% plus the capital conservation buffer) and (iii)  Total capital-to-risk weighted asset ratio to 10.5% (8.0% plus the capital conservation buffer).

In addition, the New Capital Rules provide for a number of deductions from and adjustments to CET-1.  These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in common equity issued by nonconsolidated financial entities, be deducted from CET-1 to the extent that any one such category exceeds 10% of CET-1 or all such categories, in the aggregate, exceed 15% of CET-1. While the New Capital Rules require the impact of certain items of Accumulated Other Comprehensive Income (“AOCI”) to be included in capital for purposes of determining regulatory capital ratios, most banking organizations, including the Company and FFB, were entitled to make a one-time permanent election to continue to exclude these items from capital. In 2015, we elected to continue this exclusion.

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

FDICIA regulations implementing the prompt corrective action framework, which were revised to reflect the New Capital Rules effective January 1, 2015, establish minimum capital requirements for five capital categories.  An insured depository institution’s capital category depends upon whether its capital levels meet these capital thresholds and potentially other determinations of the institution’s primary federal banking regulator. These regulations provide that a bank would be classified as: “well capitalized” if it had a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a CET-1 ratio of 6.5% or greater, and a Tier 1 leverage ratio of 5.0% or greater, and was not subject to any order or written directive by any such regulatory agency to meet and maintain a specific capital level for any capital measure; “adequately capitalized” if it had a total risk-based capital ratio of 8.0% or greater,  a Tier 1 risk-based capital ratio of 6.0% or greater, a CET-1 ratio of 4.5% or greater and a Tier 1 leverage ratio of 4.0% or greater; “undercapitalized” if it had a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a CET-1 ratio of less than 4.5% and a Tier 1 leverage ratio of less than 4.0%; “significantly undercapitalized” if it had a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a CET-1 ratio of less than 3.0% or a Tier 1 leverage ratio of less than 3.0%; and “critically undercapitalized” if its tangible equity was equal to or less than 2.0% of average quarterly tangible assets. A bank that is classified as well-capitalized, adequately capitalized or undercapitalized based on its capital levels may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition or practice warrants such treatment.

A bank’s capital classification affects the frequency of examinations of the bank by its primary federal bank regulatory agency, the ability of the bank to engage in certain activities and the deposit insurance premiums that are payable by the bank. Under FDICIA, the federal banking regulators are required to conduct a full-scope, on-site examination of every bank with more than $3.0 billion in assets at least once every 12 months.

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

Dividends and Stock Repurchases

It is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the holding company’s expected future needs for capital and liquidity and to maintain its financial condition. It is also a Federal Reserve policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of financial strength for their banking subsidiaries. Additionally, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policies and has discouraged dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Similar Federal Reserve policies and limitations apply to a bank holding company’s repurchase of its capital stock.

Cash dividends from FFB are one of the principal sources of cash (in addition to any cash dividends that might be paid to us by FFA) that is available to the Company for its operations and to fund any cash dividends or stock repurchases that our board of directors might declare or approve in the future. The Company is a legal entity separate and distinct from FFB and FFB is subject to various statutory and regulatory restrictions on its ability to pay cash dividends to the Company. Under the California law, a bank’s ability to pay cash dividends to us is limited to the lesser of: (i) the bank’s retained earnings or (ii) the bank’s income for its last three fiscal years (less any distributions to shareholders made during such period). However, with the prior approval of the DBO, a bank may pay cash dividends in an amount not to exceed the greatest of the: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) net income of the bank for its current fiscal year. In addition, under FDIC regulations, FFB is generally prohibited from paying cash dividends in amounts that would cause FFB to become undercapitalized. Additionally, the FDIC and the DBO have the authority to prohibit FFB from paying cash dividends, if either of those agencies deems the payment of dividends by FFB to be an unsafe or unsound practice.

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

In February 2014, the Company adopted an incentive compensation clawback policy. Among other things, the policy provides that, if any of the Company’s previously published financial statements are restated due to material noncompliance with any financial reporting requirements under the federal securities laws, the Company will seek to recover the amount by which any incentive compensation paid in the previous three years to any executive officer exceeds the incentive compensation which the Company’s audit committee determines would have been paid to such executive officer had such compensation been determined on the basis of the restated financial statements.

Federal Home Loan Bank System

FFB is a member of the FHLB. Among other benefits, each regional Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its member banks. Each regional Federal Home Loan Bank is financed primarily from the sale of consolidated obligations of the overall Federal Home Loan Bank system. As an FHLB member, FFB is required to own a certain amount of capital stock in the FHLB. At December 31, 2018, FFB was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members.

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

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. These new rules may require us to conduct certain internal analysis and reporting to ensure continued compliance.  The Company held no investment positions at December 31, 2018 which were subject to the final rule.

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

Employees

As of December 31, 2018, the Company had approximately 482 full-time employees.

Mergers and Acquisitions

We have completed five acquisitions since 2012. In June 2018, we completed the acquisition of PBB Bancorp, the holding company for Premier Business Bank. In November 2017, we completed the acquisition of Community 1st Bancorp, the holding company for Community 1st Bank.  In December 2016, we completed the acquisition of two branches located in Orange County, California from Pacific Western Bank. In June 2015, we completed the acquisition of Pacific Rim Bank. In August 2012, we completed the acquisition of Desert Commercial Bank.

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

The FASB has recently issued an accounting standard update that will result in a significant change in how we recognize credit losses and may have a material impact on our results of operations, financial condition or liquidity.

In June 2016, the Financial Accounting Standards Board issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.  ASU 2016-13 requires banking organizations to determine the adequacy of their ALLL with an expected loss model, which is referred to as the current expected credit loss (“CECL”) model. Under the CECL model, banking organizations will be required to present certain financial assets carried at amortized cost, such as loans held for investment and held-to-maturity debt securities, at the net amount expected to be collected. The measurement of expected credit losses is to be based on information about past events, including historical experience, current conditions, and reasonable and supportable forecasts that affect the collectability of the reported amount. This measurement will take place at the time the financial asset is first added to the balance sheet and periodically thereafter. This differs significantly from the “incurred loss” model required under current GAAP, which delays recognition until it is probable a loss has been incurred.   ASU 2016-13 is expected to be effective for public business entities for fiscal years after December 15, 2019.  CECL will change the manner in which we determine the adequacy of our ALLL.  We are evaluating the impact the CECL model will have on our accounting, but we may recognize a one-time cumulative-effect adjustment to the ALLL as of the beginning of the first reporting period in which the new standard is effective. We cannot yet determine the magnitude of any such one-time cumulative adjustment or of the overall impact of the new standard on our financial condition or results of operations. The federal banking regulators, including the Federal Reserve Board, have adopted a rule that gives a banking organization the option to phase in over a three-year period the day-one adverse effects of CECL on its regulatory capital.

Our business and operations may be adversely affected in numerous and complex ways by economic conditions.

Our businesses and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits, investing in securities and investment management, are sensitive to general business and economic conditions in the United States. If the United States economy weakens, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder United States economic growth. Weak economic conditions may be characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. The current economic environment is also characterized by interest rates at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable.  Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our banking, investment advisory and wealth management operations are geographically concentrated in California, Nevada and Hawaii, leading to significant exposure to those markets.

Our business activities and credit exposure, including real estate collateral for many of our loans, are concentrated in California, Nevada and Hawaii, as approximately 98% of the loans in our loan portfolio were made to borrowers who live and/or conduct business in those states. This geographic concentration imposes risks from lack of geographic diversification. Difficult economic conditions, including state and local government deficits, in any of California, Nevada or Hawaii may affect our business, financial condition, results of operations and future prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio.  Any regional or local economic downturn that affects California, Nevada or Hawaii or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.

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

At December 31, 2018, loans secured by multifamily and commercial real estate represented approximately 66% of our outstanding loans.  The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, and (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full.  As a result, our operating results are more vulnerable to adverse changes in the real estate market than other financial institutions with more diversified loan portfolios and we could incur losses in the event of changes in economic conditions that disproportionately affect the real estate markets.

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

We depend on checking, savings and money market deposit account balances and other forms of customer deposits as our primary source of funding for our lending activities. Future growth in our banking business will largely depend on our ability to maintain and grow a strong deposit base. There is no assurance that we will be able to grow and maintain our deposit base.  The account and deposit balances can decrease when customers perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff.  If customers move money out of bank deposits and into investments (or similar deposit products at other institutions that may provide a higher rate of return), we could lose a relatively low cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations, which could materially negatively impact our growth strategy.

Our eight largest deposit clients account for 21% of our total deposits.

As of December 31, 2018, our eight largest bank depositors accounted for, in the aggregate, 21% of our total deposits. As a result, a material decrease in the volume of those deposits by a relatively small number of our depositors could reduce our liquidity, in which event it could became necessary for us to replace those deposits with higher-cost deposits, the sale of securities or FHLB borrowings, which would adversely affect our net interest income and, therefore, our results of operations.

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

Our acquisition strategy subjects us to risks.

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

Acquiring other banks, businesses, or branches involves various other risks commonly associated with acquisitions, including, among other things, potential disruptions to our business, potential diversion of our management’s time and attention, difficulty in estimating the value of the target company and potential changes in banking or tax laws or regulations that may affect the target company.

Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Furthermore, failure to realize the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition could have a material adverse effect on our business, financial condition and results of operations.

Growing our banking business may not increase our profitability and may adversely affect our future operating results.

Since we commenced our banking business in October 2007, we have grown our banking franchise and now have 20 branch offices and 2 loan production offices in California, Nevada and Hawaii. We plan to continue to grow our banking business both organically and through acquisitions of other banks.  However, the implementation of our growth strategy poses a number of risks for us, including:

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

We have sold multifamily loans through the securitization market from time to time and may seek to do so in the future. The securitization market, along with credit markets in general, experienced unprecedented disruptions during the economic downturn from 2008 to 2010. Although market conditions have since improved, for a number of years following the economic downturn, certain issuers experienced increased risk premiums while there was a relatively lower level of investor demand for certain asset-backed securities (particularly those securities backed by nonprime collateral). In addition, the risk of volatility surrounding the global economic system and uncertainty surrounding regulatory reforms such as the Dodd-Frank Act continue to create uncertainty around access to the capital markets.  The shift of power in the United States government following the 2016 election increased uncertainty as the current administration seeks to unwind or reverse regulatory reforms impacting the financial industry which were put in place during the prior administration.  As a result, there can be no assurance that we will continue to be successful in selling multifamily loans through the securitization market. Adverse changes in the securitization market generally could materially adversely affect our ability to securitize loans on a timely basis or upon terms acceptable to us. This could increase our cost of funding, reduce our margins or cause us to hold assets until investor demand improves.

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

Fraudulent activity, breaches of our information security systems, and cybersecurity attacks could have a material adverse effect on our business, financial condition, results of operations or future prospects.

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

We are subject to changes in federal and state banking statutes, regulations and governmental policies, or the interpretation or implementation of them, including regulations to be implemented as a result of the enactment of the Dodd-Frank Act.  Any changes in any federal or state banking statute, regulation or governmental policy, including changes which may occur in 2019 and beyond during the current administration, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, results of operations, financial condition or prospects. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. In addition, federal and state banking regulators have broad authority to supervise our banking business and that of our subsidiaries, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation, or administrative order.  Failure to comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, restrictions on our business activities, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects.

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

The Dodd-Frank Act required, among other things, that the federal banking agencies establish minimum leverage and risk-based capital requirements for insured banks and their holding companies. In July 2013, the federal banking agencies adopted the New Capital Rules, implementing the Basel III capital standards and establishing the minimum capital levels required under the Dodd-Frank Act, which apply to all U.S. banks, subject to various transition periods. We were required to comply with the New Capital Rules by January 1, 2015 with capital conservation buffer and deductions from common equity tier 1 capital phased in through 2019. The New Capital Rules establishes a common equity Tier 1 capital ratio of 6.5% of risk-weighted assets, tier 1 capital ratio of 8.0%, and total capital ratio of 10.0%, and leverage ratio of 5.0% for a financial institution to be considered “well capitalized” for regulatory purposes.  Additionally, the New Capital Rules require an institution to maintain a common equity Tier 1 capital conservation buffer which, as of January 1, 2019, is 2.5% over the minimum risk-based capital requirement to avoid restrictions on the ability to pay dividends, discretionary bonuses, and to engage in share repurchases. The New Capital Rules increase the required capital for certain categories of assets, including high volatility construction real estate loans and certain exposures related to securitizations; however, the New Capital Rules retains the current capital treatment of residential mortgages.  Under the New Capital Rules, we made a one-time, permanent election to continue to exclude accumulated other comprehensive income from capital. Implementation of these capital requirements, or any other new regulations, may adversely affect our ability to pay dividends, or require us to reduce business levels or raise capital, including in ways that may adversely affect our results of operations, financial condition or prospects.

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

Risks Related to Ownership of Our Common Stock

We may reduce or discontinue the payment of dividends on common stock.

Our stockholders are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we declared an initial cash dividend on our common stock in the first quarter of 2019, we may reduce or eliminate our common stock dividend in the future. Our ability to pay dividends to our stockholders is restricted by Delaware and federal law and the policies and regulations of the Federal Reserve Board, which is our federal banking regulator. Our ability to pay dividends to stockholders is also dependent on the payment to us of cash dividends by our subsidiaries, FFA and FFB, which are the primary sources of cash for our payment of dividends. FFA and FFB are corporations that are separate and distinct from us and, as a result, they are subject to separate statutory or regulatory dividend restrictions that can affect their ability to pay cash dividends to us.  FFA’s ability to pay cash dividends to us is restricted under California corporate law. FFB’s ability to pay dividends to us is limited by various banking statutes and regulations and California law. Moreover, based on their assessment of the financial condition of FFB or other factors, the FDIC or the DBO could find that payment of cash dividends by FFB to us would constitute an unsafe or unsound banking practice, in which event they could restrict FFB from paying cash dividends, even if FFB meets the statutory requirements to do so.  See the section entitled “Dividend Policy and Restrictions on the Payment of Dividends” in Item 5 of this report below for additional information about our dividend policy and the dividend restrictions that apply to us and to FFB and FFA. A reduction or discontinuance of dividends on our common stock could have a material adverse effect on our business, including the market price of our common stock.

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

As of February 26, 2019 our executive officers and directors owned, in the aggregate, approximately 13% of our outstanding shares. As a result, if our executive officers and directors were to oppose a third party’s acquisition proposal for, or a change in control of, the Company, our executive officers and directors may have sufficient voting power to be able to block or at least delay such an acquisition or change in control from taking place, even if other stockholders would support such a sale or change of control.  In addition, a number of our executive officers have change of control agreements which could increase the costs and, therefore, lessen the attractiveness of an acquisition of the Company to a potential acquiring party.

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

The corporate headquarters for FFI and each of its subsidiaries is located in Irvine, California. The Company has offices in California in Irvine, Indian Wells, Pasadena, El Centro, West Los Angeles, El Segundo, Laguna Hills, Seal Beach, Auburn, Oakland, Sacramento, Roseville, Burlingame, Big Bear, Running Springs, Palos Verdes, Rolling Hills, Lucerne and San Diego and in Las Vegas, Nevada, and in Honolulu, Hawaii. All of these offices, except for the office in Auburn, California and Big Bear, California, are leased pursuant to non-cancelable operating leases that will expire between 2019 and 2026. The building for the office in Auburn, California is owned by us and is on land that is leased under a non-cancellable lease that expires in 2028. The building and land for the office in Big Bear are owned by us.

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

Market Information

On November 3, 2014, our common stock became listed and commenced trading on the NASDAQ Global Stock Market under the trading symbol “FFWM”. As of February 25, 2019, a total of 44,501,613 shares of our common stock were issued and outstanding which were held of record by approximately 3,500 shareholders.

Dividend Policy and Restrictions on the Payment of Dividends

In the first quarter of 2019, we announced the declaration of a cash dividend and it is the current intention of the Company to continue to pay dividends on an ongoing basis.

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

Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period

Restrictions on Intercompany Transactions

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

Recent Sales of Unregistered Securities

On June 1, 2018, we completed the acquisition of PBB Bancorp and its wholly owned subsidiary Premier Business Bank (collectively “PBB”).  Pursuant to the merger agreement, each outstanding share of PBB common stock was converted into the right to receive 1.05 shares of FFI common stock. At the closing of this acquisition, we issued an aggregate of 5,234,593 shares of FFI common stock, which had a value of $19.39 per share based on the closing price per share of FFI common stock on May 31, 2018. These shares were issued in reliance upon an exemption from the registration requirements of the Securities Act of 1933, as amended

(the “Securities Act”) provided in Section 3(a)(10) of the Securities Act.

Repurchases of Common Stock

The Company adopted a stock repurchase plan on October 30, 2018 for the repurchase of up to 2,200,000 shares of its common stock from time to time as market conditions allow. The 2,200,000 shares authorized for repurchase under this plan represented approximately 5% of our outstanding common shares as of October 30, 2018. This plan has no stated expiration date for the repurchases. As of December 31, 2018, the Company had purchased 35,300 shares under this plan. The following table presents stock repurchases we made during the fourth quarter of 2018:

Purchase Dates	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

December 1 to December 31, 2018	35,300	$14.09	35,300	2,164,700

Stock Performance Graph

The following graph shows a comparison from November 3, 2014 (the date our common stock commenced trading on the NASDAQ Global Market) through December 31, 2018 of the cumulative total return for our common stock, compared against (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members, by market cap, of the Russell Index; (ii) the Russell 3000 Index, which measures the performance of the smallest 3,000 members, by market cap, of the Russell Index; and (iii) an index published by SNL Securities and known as the SNL Western Bank Index, which is comprised of 47 banks and bank holding companies (including the Company), the shares of which are listed on NASDAQ or the New York Stock Exchange and most of which are based in California and the remainder of which are based in nine other western states.

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

	Period Ending
	12/31/2014	12/31/2015	12/31/2016	12/31/2017	12/31/2018

First Foundation Inc. (FFWM)	100.00	130.04	157.11	204.41	141.79
Russell 2000 Index	100.00	94.29	112.65	127.46	111.94
Russell 3000 Index	100.00	98.53	108.79	129.30	120.26
SNL Western Bank Index	100.00	100.99	108.69	118.83	91.74

The above performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Item 6.	Selected Financial Data

With the exception of the certain items included in the selected performance and capital ratios, the following selected consolidated financial information as of and for the years ended December 31, 2018, 2017, and 2016 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, and the selected consolidated financial information as of and for the years ended December 31, 2015 and 2014 have been derived from our audited consolidated financial statements not appearing in this Annual Report on Form 10-K.

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

	As of and for the Year Ended December 31,
(In thousands, except share and per share data)	2018	2017	2016	2015	2014
Selected Income Statement Data:
Net interest income	$155,610	$113,618	$89,449	$64,471	$42,814
Provision for loan losses	4,220	2,762	4,681	2,673	235
Noninterest Income:
Asset management, consulting and other fees	28,748	26,710	24,384	23,486	21,798
Other(1)	7,023	12,009	10,176	5,287	2,951
Noninterest expense	127,075	98,976	80,994	61,458	52,507
Income before taxes	60,086	50,599	38,334	22,832	14,821
Net income	42,958	27,582	23,303	13,378	8,394
Share and Per Share Data: (2)
Net income per share:
Basic	$1.02	$0.80	$0.72	$0.60	$0.54
Diluted	1.01	0.78	0.70	0.58	0.51
Shares used in computation:
Basic	42,092,361	34,482,630	32,365,800	22,310,014	15,474,072
Diluted	42,567,108	35,331,059	33,471,816	23,151,710	16,332,686
Tangible book value per share(3)	$10.33	$9.46	$8.62	$8.05	$6.33
Shares outstanding at end of period(4)	44,496,007	38,207,766	32,719,632	31,961,052	15,690,364
Selected Balance Sheet Data:
Cash and cash equivalents	$67,312	$120,394	$597,946	$215,748	$29,692
Loans, net of deferred fees(5)	4,782,312	3,799,707	2,791,251	1,754,883	1,166,392
Allowance for loan and lease losses (“ALLL”)	19,000	18,400	15,400	10,600	10,150
Total assets	5,840,412	4,541,185	3,975,403	2,592,579	1,355,424
Noninterest-bearing deposits	1,074,661	1,097,196	661,781	299,794	246,137
Interest-bearing deposits	3,458,307	2,346,331	1,765,014	1,222,382	716,817
Borrowings(6)	708,000	678,000	1,250,000	796,000	282,886
Shareholders’ equity(4)	559,184	394,951	284,264	259,736	99,496
Selected Performance and Capital Ratios:
Return on average assets	0.81%	0.70%	0.80%	0.76%	0.71%
Return on average equity	9.1%	8.5%	8.4%	8.1%	9.1%
Return on average tangible equity(3)	10.6%	8.6%	8.5%	8.1%	9.1%
Net yield on interest-earning assets	2.99%	2.93%	3.13%	3.39%	3.70%
Efficiency ratio(7)	64.4%	63.3%	65.3%	70.7%	76.0%
Noninterest income as a % of total revenues	18.7%	25.4%	27.9%	33.1%	36.6%
Tangible common equity to tangible assets(3)	8.01%	8.02%	7.10%	9.93%	7.33%
Tier 1 leverage ratio	8.39%	8.44%	8.76%	11.81%	7.32%
Tier 1 risk-based capital ratio	10.67%	11.99%	12.80%	17.44%	11.02%
Total risk-based capital ratio	11.16%	12.61%	13.52%	18.19%	12.23%
Other Information:
Assets under management (end of period)	$3,934,700	$4,296,077	$3,586,672	$3,471,237	$3,221,674
NPAs to total assets	0.21%	0.31%	0.25%	0.32%	0.11%
Charge-offs to average loans	0.08%	0.00%	0.00%	0.15%	0.00%
Ratio of ALLL to loans(8)	0.51%	0.54%	0.60%	0.61%	0.87%
Number of banking offices(9)	20	14	11	9	8

(1)	The 2018, 2017, 2016 and 2015 amounts include $0.4 million, $7.0 million, $7.8 million and $2.9 million in gains on sales of loans, respectively.
(2)	Share and per share data has been adjusted to reflect the two-for-one stock split effective January 18, 2017.

(3)

Tangible common equity, (also referred to as tangible book value) and tangible assets, are equal to common equity and assets, respectively, less $99.5 million of intangible assets as of December 31, 2018, $33.6 million of intangible assets as of December 31, 2017, $2.2 million of intangible assets as of December 31, 2016, $2.4 million of intangible assets as of December 31, 2015, and $0.2 million of intangible assets as of December 31, 2014. Average tangible equity is equal to average common equity less $69.2 million, $4.5 million, $2.3 million, $1.2 million and $0.2 million of average goodwill and intangible assets for the years ended December 31, 2018, 2017, 2016, 2015 and 2014, respectively. We believe that this information is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of capital ratios. Accordingly, we believe that tangible common equity to tangible assets,  tangible book value per share and return on average tangible equity provide information that is important to investors and that is useful in understanding our capital position and ratios. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. As other companies may use different calculations for these measures, this presentation may not be comparable to other similarly titled measures reported by other companies.

(4)

As a result of our acquisition of Premier Business Bancorp in 2018, we issued 5,234,593 shares of our common stock valued at $19.39 per share. As a result of our acquisition of Community 1st Bancorp in 2017, we issued 2,955,623 shares of our common stock valued at $17.55 per share. As a result of our acquisition of Pacific Rim Bank in 2015, we issued 1,242,690 shares of our common stock, valued at $9.50 per share. As a result of our acquisition of Desert Commercial Bank, in 2014, we issued 47,160 shares of our common stock, valued at $7.50 per share, as part of a contingent payout. As a part of our at-the-market offering, in 2018 and 2017, we issued 625,730 and 1,382,506 shares of our common stock, respectively, at weighted average prices of $18.46 and $16.83 per share, respectively. In 2015, we issued 14,337,662 shares of our common stock at a price of $9.63 per share in a public offering and sold 544,070 shares of our common stock to the President of FFB at a price of $9.19 per share. As a result of the exercise of stock options: in 2018, we issued 308,334 shares of our common stock at an average exercise price of $7.64 per share: in 2017, we issued 1,072,000 shares of our common stock at an average exercise price of $5.18 per share; in 2016, we issued 690,592 shares of our common stock at an average exercise price of $6.17 per share; in 2015, we issued 62,614 shares of our common stock at an average exercise price of $6.47 per share; and in 2014, we issued 169,732 shares of our common stock at an average exercise price of $5.60 per share. We issued 154,884, 78,005, 67,988, 21,524, and 6,444 shares of common stock upon the vesting of restricted stock units in 2018, 2017, 2016, 2015, and 2014, respectively.

(5)	Includes loans classified as loans held for sale.
(6)	Borrowings consist primarily of overnight and short-term advances obtained by FFB from the Federal Home Loan Bank. This line also includes outstanding debt of FFI.
(7)

The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income. The efficiency ratio excludes (i) $3.8 million of costs related to an acquisition in 2018; (ii) $2.6 million of costs related to an acquisition in 2017; and (iii) in 2014, $1.0 million in gains on sale of REO; $1.0 million of costs related to a cancelled initial public offering and $1.0 million of contingent payout expense related to the acquisition of DCB.

(8)

This ratio excludes loans acquired in our acquisitions as generally accepted accounting principles in the United States, or GAAP, requires estimated credit losses for acquired loans to be recorded as discounts to those loans.

(9)	Does not include our corporate and administrative office or loan production offices, At December 31, 2018, we had two loan production offices.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the year ended December 31, 2018, as compared to our results of operation in the year ended December 31, 2017; in our results of operations in the year ended December 31, 2017, as compared to our results of operations in the year ended December 31, 2016, and our financial condition at December 31, 2018 as compared to our financial condition at December 31, 2017.  This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Some of the factors that could cause results to differ materially from expectations are discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” contained elsewhere in this Annual Report on Form 10-K.

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

Overview and Recent Developments

We continued strong growth during 2018 with loan originations of $1.8 billion, and deposit growth, including the deposits acquired from PBB, of $1.1 billion. Total revenues (net interest income and noninterest income) increased by 26%.

The results of operations for Banking and Wealth Management reflect the benefits of this growth. Income before taxes for Banking increased $10.2 million from $53.5 million in 2017 to $63.7 million in 2018. Income before taxes for Wealth Management increased from $3.1 million in 2017 to $3.6 million in 2018. On a consolidated basis, income before taxes increased $9.5 million from $50.6 million in 2017 to $60.1 million in 2018.

On June 1, 2018 we completed the acquisition of PBB. In connection with this acquisition, we issued an aggregate of 5,234,593 shares of FFI common stock, and acquired $523 million in loans, $478 million in deposits, and recorded a core deposit intangible of $6.7 million and goodwill of $60.9 million.

The Bank entered into two swap agreements in the fourth quarter of 2018 to reduce the interest rate risk of its portfolio of loans held for sale, which it expects to sell in the third quarter of 2019. FFB elected to utilize hedge accounting for these swaps, and as a result, recorded a liability related to the swaps of $5.2 million and an offsetting mark to market increase of $4.8 million in its loans held for sale as of December 31, 2018. As required under hedge accounting guidelines, the difference of $0.4 million was recorded as a reduction of loan interest income. In the third quarter of 2018 we completed a remix of our balance sheet whereby we sold $622 million of multifamily loans through a securitization and separately purchased $331 million of securities issued in the securitization. As part of this process, to mitigate against increases in interest rates on these loans, we entered into a swap agreement, which was closed out upon completion of the sale of loans. As a result of the swap, our interest income on loans was reduced by $0.8 million for the period in which the swap was in place, while the value of the swap at close-out was $5.9 million, which offset decreases in the value of the loans sold during the period in which the swap was in place.

On October 30, 2018, we announced the initiation of a stock repurchase program under which we can repurchase up to 2.2 million shares of our common stock, subject to certain regulatory restrictions. As a result, we will not be selling stock under the “at-the-market” equity offering while we are purchasing shares of our common stock under the stock repurchase program. During the first quarter of 2018, the Company sold 625,730 million shares of its common stock through the at-the-market offering at an average price of $18.46 per share, generating net proceeds of $11.3 million. During the fourth quarter of 2018, the Company purchased 35,300 shares at a cost of $0.5 million under the stock repurchase program.

On January 29, 2019, the Board of Directors declared an initial quarterly cash dividend of $0.05 per common share to be paid on March 15, 2019 to stockholders of record as of the close of business on March 1, 2019.

Results of Operations

Years Ended December 31, 2018 and 2017.

Our net income for 2018 was $43 million, as compared to $27.6 million for 2017. The primary sources of revenue for Banking are net interest income, fees from its deposits, trust and insurance services, gains on sales of loans, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of AUM. Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 49% and 76%, respectively, of the total noninterest expense for Banking and Wealth Management in 2018.

The following tables show key operating results for each of our business segments for the years ended December 31:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2018:
Interest income	$207,306	$—	$—	$207,306
Interest expense	49,935	—	1,761	51,696
Net interest income	157,371	—	(1,761)	155,610
Provision for loan losses	4,220	—	—	4,220
Noninterest income	11,322	25,247	(798)	35,771
Noninterest expense	100,778	21,670	4,627	127,075
Income (loss) before taxes on income	$63,695	$3,577	$(7,186)	$60,086
2017:
Interest income	$136,801	$—	$—	$136,801
Interest expense	22,530	—	653	23,183
Net interest income	114,271	—	(653)	113,618
Provision for loan losses	2,762	—	—	2,762
Noninterest income	16,016	23,556	(853)	38,719
Noninterest expense	73,990	20,469	4,517	98,976
Income (loss) before taxes on income	$53,535	$3,087	$(6,023)	$50,599

General. Our net income and income before taxes in 2018 were $43.0 million and $60.1 million, respectively, as compared to $27.6 million and $50.6 million, respectively, in 2017. The $9.5 million increase in income before taxes was due to a $10.2 million increase in income before taxes for Banking and a $0.5 million increase in income before taxes for Wealth Management which was partially offset by a $1.1 million increase in corporate interest expenses. The increase in Banking was due to higher net interest income, which was partially offset by a higher provision for loan losses, lower noninterest income and higher noninterest expenses. The increase in Wealth Management was due to higher noninterest income, which was partially offset by higher noninterest expenses. Corporate interest expenses increased $1.1 million due to increases in balances outstanding and increased rates on our holding company line of credit.

Our effective tax rate for 2018 was 28.5% as compared to 45.5% for 2017, and as a result of reduced federal tax rates under the Tax Act, our statutory tax rate decreased from 41.5% in 2017 to 29.0% in 2018. In the fourth quarter of 2017, we recorded a $5.4 million tax charge, attributable to the remeasurement of the net deferred tax asset as a result of the reduced corporate tax rate under the Tax Cuts and Jobs Act enacted in the fourth quarter of 2017, that was partially offset by a 743 basis point reduction in our effective tax rate related to excess tax benefits resulting from the exercise of stock awards.

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

	2018			2017
(dollars in thousands)	Average Balances	Interest	Average Yield /Rate	Average Balances	Interest	Average Yield /Rate
Interest-earning assets:
Loans	$4,453,822	$186,211	4.18%	$3,277,530	$121,707	3.71%
Securities	594,514	16,855	2.84%	498,198	12,407	2.49%
FHLB stock, fed funds and deposits	151,884	4,240	2.79%	95,941	2,687	2.80%
Total interest-earning assets	5,200,220	207,306	3.99%	3,871,669	136,801	3.53%
Noninterest-earning assets:
Nonperforming assets	11,187			7,346
Other	110,958			32,227
Total assets	$5,322,365			$3,911,242
Interest-bearing liabilities:
Demand deposits	$333,483	2,779	0.83%	$265,378	1,503	0.57%
Money market and savings	1,139,569	10,491	0.92%	1,033,174	8,256	0.80%
Certificates of deposit	1,410,109	25,506	1.81%	803,150	7,684	0.96%
Total interest-bearing deposits	2,883,161	38,776	1.34%	2,101,702	17,443	0.83%
Borrowings	612,817	12,920	2.11%	532,914	5,740	1.08%
Total interest-bearing liabilities	3,495,978	51,696	1.48%	2,634,616	23,183	0.88%
Noninterest-bearing liabilities:
Demand deposits	1,329,873			943,749
Other liabilities	23,700			13,701
Total liabilities	4,849,551			3,592,066
Stockholders’ equity	472,814			319,176
Total liabilities and equity	$5,322,365			$3,911,242
Net Interest Income		$155,610			$113,618
Net Interest Rate Spread			2.51%			2.65%
Net Yield on Interest-earning Assets			2.99%			2.93%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes between 2018 as compared to 2017.

	Increase (Decrease) due to		Net Increase (Decrease)
(dollars in thousands)	Volume	Rate
Interest earned on:
Loans	$47,752	$16,752	$64,504
Securities	2,591	1,857	4,448
FHLB stock, fed funds and deposits	1,562	(9)	1,553
Total interest-earning assets	51,905	18,600	70,505
Interest paid on:
Demand deposits	449	827	1,276
Money market and savings	903	1,332	2,235
Certificates of deposit	8,182	9,640	17,822
Borrowings	972	6,208	7,180
Total interest-bearing liabilities	10,506	18,007	28,513
Net interest income	$41,399	$593	$41,992

Net interest income for Banking increased 38% from $114.3 million in 2017, to $157.4 million in 2018 due to a 34% increase in interest-earning assets and an increase in the net yield on interest earning assets. On a consolidated basis our net yield on interest earning assets was 2.99% for 2018 as compared to 2.93% during 2017. This increase was due to a 41% increase in noninterest bearing deposits and a 48% increase in our average equity balance which were partially offset by a decrease in the net interest rate spread from

2.65% in 2017 to 2.51% in 2018. The decrease in the net interest rate spread was due to an increase in the cost of interest-bearing liabilities, which was partially offset by an increase in the yield on interest-earnings assets. The yield on interest-earning assets increased to 3.99% in 2018 from 3.53% in 2017 as (i) new originations and acquired loans added to the portfolio bear interest rates higher than the current portfolio rates as a result of increases in market rates, (ii) the realization of $3.7 million of credit and yield discounts on the payoff of acquired loans and (iii) higher yields on securities due to purchases of securities in 2018 with yields higher than those in our existing securities portfolio, which were partially offset by a net $1.2 million decrease in interest income due to accounting for swaps in place during 2018.  The increase in the cost of interest-bearing liabilities was due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates, and increased costs of borrowings as the average rate on FHLB advances increased from 0.98% in 2017 to 1.92% in 2018. The average balance outstanding under the holding company line of credit increased from $13.7 million in 2017 to $31.5 million in 2018, and the average rate increased by 82 basis points, resulting in a $1.1 million increase in corporate interest expense.

Provision for loan losses. The provision for loan losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For 2018 and 2017, we recorded provisions for loan losses of $4.2 million and $2.8 million, respectively. The increase in the provision for loan losses for 2018 as compared to 2017 reflects the increase in loan balances during 2018 when compared to the increase in loan balances during 2017. We recognized $3.6 million in loan chargeoffs, net of recoveries, in 2018, as compared to $0.2 million in recoveries in 2017.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, gains and losses from capital market activities and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the years ended December 31:

(dollars in thousands)	2018	2017
Trust fees	$3,833	$3,360
Consulting fees	407	416
Deposit charges	838	442
Gain on sale of loans	419	7,029
Loan related fees	4,421	3,418
Other	1,404	1,351
Total noninterest income	$11,322	$16,016

Noninterest income in Banking in 2018 was $11.3 million as compared to $16.0 million in 2017, as decreases in the gain on sale of loans was offset by higher loan, deposit and trust fees. In 2017 we realized a $7.0 million gain on sale of loans as compared to $0.4 million in 2018 as rising market interest rates resulted in lower gains on sale. As a result of increases related to the acquisitions of C1B and PBB, loan fees and deposit fees increased from $3.9 million in 2017 to $5.3 million in 2018. Due to increased levels of AUM, trust fees increased by $0.5 million in 2018 as compared to 2017.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the years ended December 31:

(dollars in thousands)	2018	2017
Noninterest income	$25,247	$23,556

Noninterest income for Wealth Management increased by $1.7 million in 2018 when compared to 2017 due to higher levels of AUM.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the years ended December 31:

	Banking		Wealth Management
(dollars in thousands)	2018	2017	2018	2017
Compensation and benefits	$49,709	$39,357	$16,404	$15,899
Occupancy and depreciation	17,362	13,070	2,220	2,129
Professional services and marketing	4,468	3,961	2,317	1,838
Customer Service Costs	15,077	7,041	—	—
Other expenses	14,162	10,561	729	603
Total noninterest expense	$100,778	$73,990	$21,670	$20,469

Noninterest expense in Banking increased from $74.0 million in 2017 to $100.8 million in 2018, due to increases in staffing and costs associated with the Bank’s expansion, including the acquisition of C1B in November of 2017 and PBB in June of 2018, and the growth of its balances of loans and deposits. Compensation and benefits for Banking increased $10.4 million or 26% during 2018 as compared to 2017 due to salary increases and an increase in the number of FTE in Banking, which increased to 385.8 in 2018 from 310.9 in 2017 as a result of the increased staffing related to the acquisitions of C1B and PBB and additional personnel added to support the growth in loans and deposits. A $4.3 million increase in occupancy and depreciation for Banking in 2018 as compared to 2017 was due to costs related to the acquisitions of C1B and PBB and increases in our data processing costs due to increased volumes and the implementation of enhancements. The $0.5 million increase in professional services and marketing in Banking in 2018 as compared to 2017 was due to higher costs incurred in 2018 related to the integration of the operations of C1B and PBB which were partially offset by lower legal costs. Customer service costs for Banking increased $8.0 million in 2018 as compared to 2017 due primarily to increases in the earnings credit rates paid on the deposit balances, which reflect the increases in short term market rates during 2018 when compared to 2017. The $3.6 million increase in other expenses for Banking in 2018 when compared to 2017 were due to the higher acquisition costs, as the $3.8 million of acquisition costs related to the PBB acquisition in 2018 were higher than the $2.6 million of acquisition costs related to the C1B acquisition in 2017, and to additional activities related to the acquisitions, primarily amortization of core deposit intangibles and FDIC insurance.

The $1.2 million increase in noninterest expense for Wealth Management was due to salary increases, legal costs and increases in referral fees due to higher levels of AUM.

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

Net interest income increased 27% from $89.4 million in 2016, to $113.6 million in 2017 because of a 36% increase in interest-earning assets, which was partially offset by a decrease in our net interest rate spread. The decrease in the net interest rate spread from 2.96% in 2016 to 2.65% in 2017 was due to an increase in the cost of interest-bearing liabilities. The yield on interest-earning assets was 3.53% for both 2017 and 2016 as a decrease in the yield on loans due to prepayments of higher yielding loans and the addition of loans at market rates in the latter half of 2016 which were lower than the then-current yield on our loan portfolio, were offset by an increase in the proportion of higher yielding loans to total assets in 2017. The cost of interest-bearing liabilities increased from 0.57% to 0.88% due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates and increased costs of borrowings as the average rate on FHLB advances increased from 0.45% in 2016 to 0.99% in 2017. In addition, the Company borrowed on its holding company line of credit during 2017.

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

Noninterest income: Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans and REO, gains and losses from capital market activities and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the years ended December 31:

(dollars in thousands)	2017	2016
Trust fees	$3,360	$2,798
Consulting fees	416	680
Deposit charges	442	444
Loss on capital market activities	—	(1,043)
Gain on sale of loans	7,029	7,812
Loan related fees	3,418	1,749
Other	1,351	1,392
Total noninterest income	$16,016	13,832

Noninterest income in Banking increased $2.2 million from $13.8 million in 2016 to $16.0 million in 2017. Loan related fees, including loan servicing fees, were $1.7 million higher in 2017 as compared to 2016 due to increased balances of loans serviced for others and increased loan activity. In addition, trust fees increased $0.6 million due primarily to higher levels of AUM in the Bank’s trust operations. During 2017, we realized $7.0 million in gains on sales of loans as compared to $7.8 million in gains on the sale of multifamily loans and $1.0 million in losses from capital market activities during 2016.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the years ended December 31:

(dollars in thousands)	2017	2016
Asset management fees	$23,556	$21,348

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

Noninterest Expense: The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the years ended December 31:

	Banking		Wealth Management
(dollars in thousands)	2017	2016	2017	2016
Compensation and benefits	$39,357	$33,024	$15,899	$14,579
Occupancy and depreciation	13,070	9,731	2,129	2,151
Professional services and marketing	3,961	6,664	1,838	1,852
Customer service costs	7,041	1,679	—	—
Other expenses	10,561	7,324	603	650
Total noninterest expense	$73,990	$58,422	$20,469	$19,232

Noninterest expense in Banking increased from $58.4 million in 2016 to $74.0 million in 2017 due to $2.6 million of one-time costs related to the acquisition of C1B, increases in staffing and costs associated with the Bank’s expansion, including the acquisition of C1B and the growth of its balances of loans and deposits, which was partially offset by lower legal costs. Compensation and benefits for Banking increased $6.3 million or 19%, during 2017 as compared to 2016 as the number of FTE in Banking increased to 310.9 from 260.2 as a result of the increased staffing related to the C1B acquisition, the December 2016 acquisition of two banking offices and additional personnel added to support the growth in loans and deposits. The $3.3 million increase in occupancy and depreciation for Banking in 2017 as compared to 2016 was due to costs associated with our expansion into additional corporate space, the C1B acquisition, the December 2016 acquisition of two banking offices, the opening of new offices during 2016 and increases in our data processing costs due to increased volumes and the implementation of enhancements. Litigation related costs for Banking were $2.8 million lower in 2017 as compared to 2016 due to the reimbursement in 2017 from our insurance providers of $1.8 million of previously incurred legal costs and costs incurred for a trial in 2016. The $5.4 million increase in customer service costs were primarily related to the increases in noninterest demand deposits of large fiduciaries who manage complicated deposit relationships. The $3.2 million increase in other expenses in Banking in 2017 as compared to 2016 was due to $2.6 million of one-time costs related to the acquisition of C1B and a $0.4 million increase in FDIC insurance fees.

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

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other, at December 31:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
2018:
Cash and cash equivalents	$67,148	$4,636	$(4,472)	$67,312
Securities AFS	809,569	—	—	809,569
Loans Held For Sale	507,643	—	—	507,643
Loans, net	4,274,669	—	—	4,274,669
Premises and equipment	8,221	788	136	9,145
FHLB Stock	20,307	—	—	20,307
Deferred taxes	12,905	103	243	13,251
REO	815	—	—	815
Goodwill and Intangibles	99,482	—	—	99,482
Other assets	35,906	605	1,708	38,219
Total assets	$5,836,665	$6,132	$(2,385)	$5,840,412
Deposits	$4,544,168	$—	$(11,200)	$4,532,968
Borrowings	703,000	—	5,000	708,000
Intercompany balances	3,689	467	(4,156)	—
Other liabilities	34,886	2,830	2,544	40,260
Shareholders’ equity	550,922	2,835	5,427	559,184
Total liabilities and equity	$5,836,665	$6,132	$(2,385)	$5,840,412
2017:
Cash and cash equivalents	$120,261	$4,407	$(4,274)	$120,394
Securities AFS	519,364	—	—	519,364
Loans Held For Sale	154,380	—	—	154,380
Loans, net	3,645,327	—	—	3,645,327
Premises and equipment	5,519	926	136	6,581
FHLB Stock	19,060	—	—	19,060
Deferred taxes	12,008	172	(37)	12,143
REO	2,920	—	—	2,920
Goodwill and Intangibles	33,576	—	—	33,576
Other assets	25,521	179	1,740	27,440
Total assets	$4,537,936	$5,684	$(2,435)	$4,541,185
Deposits	$3,460,465	$—	$(16,938)	$3,443,527
Borrowings	628,000	—	50,000	678,000
Intercompany balances	3,301	643	(3,944)	—
Other liabilities	18,646	2,970	3,091	24,707
Shareholders’ equity	427,524	2,071	(34,644)	394,951
Total liabilities and equity	$4,537,936	$5,684	$(2,435)	$4,541,185
2016:
Cash and cash equivalents	$597,795	$2,576	$(2,425)	$597,946
Securities AFS	509,578	—	—	509,578
Loans Held For Sale	250,942	—	—	250,942
Loans, net	2,540,309	—	—	2,540,309
Premises and equipment	5,603	991	136	6,730
FHLB Stock	33,750	—	—	33,750
Deferred taxes	16,602	283	(74)	16,811
REO	1,734	—	—	1,734
Goodwill and Intangibles	2,177	—	—	2,177
Other assets	13,270	445	1,711	15,426
Total assets	$3,971,760	$4,295	$(652)	$3,975,403
Deposits	$2,435,538	$—	$(8,743)	$2,426,795
Borrowings	1,250,000	—	—	1,250,000
Intercompany balances	3,019	539	(3,558)	—
Other liabilities	11,670	2,744	(70)	14,344

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
Shareholders’ equity	271,533	1,012	11,719	284,264
Total liabilities and equity	$3,971,760	$4,295	$(652)	$3,975,403

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During 2018, total assets increased by $1.3 billion primarily due to increases in loans, including the balances related to the PBB acquisition and securities. As a result of the PBB acquisition, we acquired $523 million in loans and $478 million in deposits. Loans and loans held for sale increased by $983 million as a result of the acquisition of PBB and $1.8 billion of originations which were partially offset by the sale of $676 million of multifamily loans and payoffs or scheduled payments of $712 million. Securities increased by $290 million as increases in market value and $366 million of purchases were partially offset by principal paydowns and sales of $91 million. Deposits increased by $1.1 billion as a result of the acquisition of PBB and increases in our branch deposits and wholesale deposits of $91 million and $790 million, respectively, while our specialty deposits decreased by $268 million as the Bank reduces its reliance on higher costing institutional deposits. Bank borrowings increased to $703 million at December 31, 2018 from $628 million at December 31, 2017. During the first quarter of 2018, the Company sold 0.6 million shares of its common stock through its at-the-market offering at an average price of $18.46 per share, generating net proceeds of $11.3 million. During the fourth quarter of 2018, the Company purchased 35,300 shares at a cost of $0.5 million under its stock repurchase program. At December 31, 2018, the outstanding balance on the holding company line of credit was $5 million as compared to $50 million at December 31, 2017.

Cash and cash equivalents, certificates of deposit and securities: Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, decreased by $53 million during 2018. Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale: The following table provides a summary of the Company’s AFS securities portfolio at December 31:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
(dollars in thousands)		Gains	Losses
2018:
Agency mortgage-backed securities	$723,597	$11,883	$(13,811)	$721,669
Corporate bonds	54,000	638	(294)	54,344
Beneficial interest – FHLMC securitization	32,143	1,736	(1,813)	32,086
Other	1,458	15	(3)	1,470
Total	$811,198	$14,292	$(15,921)	$809,569
2017:
Agency mortgage-backed securities	$471,131	$287	$(7,399)	$464,019
Corporate bonds	19,000	—	—	19,000
Beneficial interest – FHLMC securitization	35,930	1,811	(1,889)	35,852
Other	499	—	(6)	493
Total	$526,560	$2,098	$(9,294)	$519,364
2016:
Agency mortgage-backed securities	$476,163	160	(7,414)	468,909
Beneficial interest – FHLMC securitization	42,028	711	(2,367)	40,372
Other	300	—	(3)	297
Total	$518,491	$871	$(9,784)	$509,578

The US Treasury Securities are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations.

The $290 million increase in AFS securities was due to $10 million of AFS securities acquired from PBB and the purchase of $366 million of AFS securities, which were partially offset by $81 million in principal payments, $10 million of sales of AFS securities and decreases in the market value of securities reflected in the mark to market of AFS securities.  The $10 million increase in AFS securities in 2017 was due to $114 million of AFS securities acquired from C1B and the purchase of $29 million of AFS securities, which were partially offset by $74 million in principal payments, $62 million of sales of AFS securities and decreases in the market value of securities reflected in the mark to market of AFS securities.

The table below indicates, as of December 31, 2018, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2018
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$—	$—	$387,151	$(13,811)	$387,151	$(13,811)
Corporate bonds	38,706	(294)	—	—	38,706	(294)
Beneficial interests in FHLMC securitization	429	(11)	7,038	(1,802)	7,467	(1,813)
Other	—	—	497	(3)	497	(3)
Total temporarily impaired securities	$39,135	$(305)	$394,686	$(15,616)	$433,821	$(15,921)

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

The scheduled maturities of securities AFS, other than agency mortgage backed securities, and the related weighted average yield is as follows as of December 31, 2018:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
Corporate bonds	$—	$—	$54,000	$—	$54,000
Other	500	—	958	—	1,458
Total	500	—	54,958	—	55,458
Weighted average yield	1.03%	—%	5.29%	—%	5.25%
Estimated Fair Value:
Corporate bonds	$—	$—	$54,344	$—	$54,344
Other	497	—	973	—	1,470
Total	$497	$—	$55,317	$—	$55,814

Agency mortgage backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests in FHLMC securitizations as of December 31, 2018 was 2.91%.

Loans. The following table sets forth our loans, by loan category, as of December 31:

(dollars in thousands)	2018	2017	2016	2015	2014
Recorded investment balance:
Loans secured by real estate:
Residential properties:
Multifamily	$1,956,935	$1,935,429	$1,178,003	$627,311	$481,491
Single family	904,828	645,816	602,886	533,257	360,644
Total real estate loans secured by residential properties	2,861,169	2,581,245	1,780,889	1,160,568	842,135
Commercial properties	869,169	696,748	476,959	358,791	205,320
Land	80,187	37,160	24,100	12,320	4,309
Total real estate loans	3,811,119	3,315,153	2,281,948	1,531,679	1,051,764
Commercial and industrial loans	449,805	310,779	237,941	196,584	93,537
Consumer loans	22,699	29,330	32,127	37,206	21,125
Total loans	4,283,623	3,655,262	2,552,016	1,765,469	1,166,426
Premiums, discounts and deferred fees and expenses	10,046	8,465	3,693	14	(34)
Total	$4,293,669	$3,663,727	$2,555,709	$1,765,483	$1,166,392

Loans and loans held for sale increased by $983 million in 2018 as a result of $1.8 billion of originations and $523 million of loans acquired from PBB, which were partially offset by the sale of $676 million of multifamily loans and payoffs or scheduled payments of $712 million. Loans and loans held for sale increased by $1.0 billion in 2017 as a result of $1.7 billion of originations,

$227 million of loans acquired from C1B and $8 million of purchases which were partially offset by the sale of $453 million of multifamily loans and payoffs or scheduled payments of $491 million.

The scheduled maturities, as of December 31, 2018, of the performing loans categorized as land loans and as commercial and industrial loans, are as follows:

	Scheduled Maturity			Loans With a Scheduled Maturity After One Year
(dollars in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Loans With Fixed Rates	Loan With Adjustable Rates
Land loans	$58,455	$12,756	$8,976	$34,361	$45,826
Commercial and industrial loans	145,272	222,965	81,568	178,604	271,201

Deposits: The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of December 31:

	2018		2017		2016
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$1,074,661	—	$1,097,196	—	$661,781	—
Interest-bearing	317,380	0.798%	235,294	0.411%	194,274	0.471%
Money market and savings	1,190,717	1.115%	1,210,240	0.840%	941,344	0.677%
Certificates of deposits	1,950,210	2.142%	900,797	1.189%	629,396	0.589%
Total	$4,532,968	1.270%	$3,443,527	0.634%	$2,426,795	0.453%
The $1.1 billion increase in deposits during 2018 was due to $478 million of deposits acquired from PBB and increases in our branch deposits and wholesale deposits of $91 million and $790 million, respectively, while our specialty deposits decreased by $268. The $1.0 billion increase in deposits during 2017 was due to $412 million of deposits acquired from C1B and increases in our specialty deposits and banking office deposits of $267 million and $240 million, respectively.

The weighted average rate of interest-bearing deposits increased from 0.62% at December 31, 2016 to 0.83% at December 31, 2017, and to 1.34% at December 31, 2018, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits, increased from 0.45% at December 31, 2016, to 0.63% at December 31, 2017, and to 1.26% at December 31, 2018 as the increase in noninterest-bearing deposits as a percentage of total deposits has offset the impact of the increases in rates on interest-bearing deposits on our overall cost of deposits. The financial impact of the increase in noninterest-bearing deposits is reflected in customer service costs, which are included in noninterest expenses.

The maturities of our certificates of deposit of $100,000 or more were as follows as of December 31, 2018:

(dollars in thousands)
3 months or less	$294,332
Over 3 months through 6 months	63,255
Over 6 months through 12 months	185,410
Over 12 months	65,525
Total	$608,522

From time to time, the Bank will utilize brokered deposits as a source of funding.  As of December 31, 2018, the Bank held $1.4 billion of deposits which are classified as brokered deposits.

Borrowings: At December 31, 2018, our borrowings consisted of $703 million of overnight FHLB advances at FFB and $5 million of borrowings on our holding company line of credit. At December 31, 2017, our borrowings consisted of $628 million of overnight FHLB advances at the Bank and $50 million of borrowings under our holding company line of credit. The overnight FHLB advances were paid in full in the early parts of January 2019 and January 2018, respectively. Because FFB utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of borrowings at the Bank during 2018 was $581 million, as compared to $519 million during 2017. The weighted average interest rate on these borrowings was 1.92% during 2018, as compared to 0.98% during 2017. The maximum amount of short-term FHLB advances outstanding at any month-end during 2018 and 2017, was $773 million, and $818 million, respectively.

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

	Past Due and Still Accruing				Total Past Due and Nonaccrual	Current	Total
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual
2018:
Real estate loans:
Residential properties	$74	$—	$499	$651	$1,224	$2,860,539	$2,861,763
Commercial properties	440	117	—	1,607	2,164	867,005	869,169
Land	2,000	—	—	697	2,697	77,490	80,187
Commercial and industrial loans	12,541	300	536	8,559	21,936	427,869	449,805
Consumer loans	—	7	—	2	9	22,690	22,699
Total	$15,055	$424	$1,035	$11,516	$28,030	$4,255,593	$4,283,623
Percentage of total loans	0.35%	0.01%	0.02%	0.27%	0.65%
2017:
Real estate loans:
Residential properties	$78	$—	$—	$—	$78	$2,581,167	$2,581,245
Commercial properties	—	—	1,320	1,742	3,062	693,686	696,748
Land	—	—	—	—	—	37,160	37,160
Commercial and industrial loans	—	—	789	9,617	10,406	300,373	310,779
Consumer loans	—	—	—	—	—	29,330	29,330
Total	$78	$—	$2,109	$11,359	$13,546	$3,641,716	$3,655,262
Percentage of total loans	0.00%	—%	0.06%	0.31%	0.37%
2016:
Real estate loans:
Residential properties	$—	$—	$—	$3,759	$3,759	$1,777,130	$1,780,889
Commercial properties	—	—	2,128	1,120	3,248	473,711	476,959
Land	—	—	—	—	—	24,100	24,100
Commercial and industrial loans	—	2	3,800	3,359	7,161	230,780	237,941
Consumer loans	—	—	—	—	—	32,127	32,127
Total	$—	$2	$5,928	$8,238	$14,168	$2,537,848	$2,552,016
Percentage of total loans	—%	0.00%	0.23%	0.32%	0.56%

The following table presents the composition of troubled debt restructurings (“TDRs”) by accrual and nonaccrual status as of:

	December 31, 2018			December 31, 2017
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial real estate loans	$1,264	$1,491	$2,755	$—	$1,598	$1,598
Commercial and industrial loans	—	2,096	2,096	195	2,698	2,893
Total	1,264	3,587	4,851	195	4,296	4,491

These loans were classified as a TDR as a result of a reduction in required principal payments and/or an extension of the maturity date of the loans.

The following is a breakdown of our loan portfolio by the risk category of loans at December 31:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
2018:
Real estate loans:
Residential properties	$2,857,666	$3,446	$—	$651	$2,861,763
Commercial properties	845,672	13,024	7,602	2,871	869,169
Land	78,681	—	809	697	80,187
Commercial and industrial loans	431,751	7,723	1,772	8,559	449,805
Consumer loans	22,699	—	—	—	22,699
Total	$4,236,469	$24,193	$10,183	$12,778	$4,283,623
2017:
Real estate loans:
Residential properties	$2,578,773	$192	$2,280	$—	$2,581,245
Commercial properties	680,449	6,326	5,936	4,037	696,748
Land	36,321	—	839	—	37,160
Commercial and industrial loans	298,408	865	2,107	9,399	310,779
Consumer loans	29,330	—	—	—	29,330
Total	$3,623,281	$7,383	$11,162	$13,436	$3,655,262
2016:
Real estate loans:
Residential properties	$1,773,296	$1,500	$—	$6,093	$1,780,889
Commercial properties	470,484	1,913	2,414	2,148	476,959
Land	24,100	—	—	—	24,100
Commercial and industrial loans	219,676	3,625	13,887	753	237,941
Consumer loans	32,137	—	—	—	32,127
Total	$2,519,683	$7,038	$16,301	$8,994	$2,552,016
2015:
Real estate loans:
Residential properties	$1,159,029	$1,539	$—	$—	$1,160,568
Commercial properties	351,988	174	354	6,275	358,791
Land	11,180	—	1,140	—	12,320
Commercial and industrial loans	180,755	4,977	5,165	5,687	196,584
Consumer loans	37,130	—	—	76	37,206
Total	$1,740,082	$6,690	$6,659	$12,038	$1,765,469
2014:
Real estate loans:
Residential properties	$841,538	$554	$—	$43	$842,135
Commercial properties	198,112	1,266	200	5,742	205,320
Land	4,309	—	—	—	4,309
Commercial and industrial loans	81,067	5,276	1,559	5,635	93,537
Consumer loans	20,962	—	47	116	21,125
Total	$1,145,988	$7,096	$1,806	$11,536	$1,166,426

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

In 2017, 2015, and 2012 we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows at December 31:

(dollars in thousands)	2018	2017
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$451	$—
Commercial properties	10,871	1,525
Land	1,089	1,096
Total real estate loans	12,411	2,621
Commercial and industrial loans	1,150	2,774
Consumer loans	10	—
Total loans	13,571	5,395
Unaccreted discount on purchased credit impaired loans	(6,490)	(1,638)
Total	$7,081	$3,757

Allowance for Loan Losses. The following table summarizes the activity in our ALLL for the year ended December 31:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
2018:
Real estate loans:
Residential properties	$9,715	$(499)	$—	$—	$9,216
Commercial properties	4,399	359	(211)	—	4,547
Land and construction	395	(4)	—	—	391
Commercial and industrial loans	3,624	4,413	(3,978)	569	4,628
Consumer loans	267	(49)	—	—	218
Total	$18,400	$4,220	$(4,189)	$569	$19,000
2017:
Real estate loans:
Residential properties	$6,669	$3,046	$—	$—	$9,715
Commercial properties	2,983	1,416	—	—	4,399
Land and construction	233	162	—	—	395
Commercial and industrial loans	5,227	(1,841)	—	238	3,624
Consumer loans	288	(21)	—	—	267
Total	$15,400	$2,762	$—	$238	$18,400
2016:
Real estate loans:
Residential properties	$6,799	$(130)	$—	$—	$6,669
Commercial properties	1,813	1,051	(50)	169	2,983
Land and construction	103	130	—	—	233
Commercial and industrial loans	1,649	3,578	—	—	5,227
Consumer loans	236	52	—	—	288
Total	$10,600	$4,681	$(50)	$169	$15,400
2015:
Real estate loans:
Residential properties	$6,546	$253	$—	$—	$6,799
Commercial properties	1,499	624	(310)	—	1,813
Land and construction	67	36	—	—	103
Commercial and industrial loans	1,897	1,665	(1,913)	—	1,649
Consumer loans	141	95	—	—	236
Total	$10,150	$2,673	$(2,223)	$—	$10,600
2014:
Real estate loans:
Residential properties	$6,135	$411	$—	$—	$6,546
Commercial properties	1,425	74	—	—	1,499
Land and construction	37	30	—	—	67
Commercial and industrial loans	2,149	(252)	—	—	1,897
Consumer loans	169	(28)	—	—	141
Total	$9,915	$235	$—	$—	$10,150

Excluding the loans acquired in an acquisition and any related allocated ALLL, our ALLL as a percentage of total loans was 0.51% and 0.54% as of December 31, 2018, and December 31, 2017, respectively.

The amount of the ALLL is adjusted periodically by charges to operations (referred to in our income statement as the “provision for loan losses”) (i) to replenish the ALLL after it has been reduced due to loan write-downs or charge-offs, (ii) to reflect increases in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential loan losses due to a deterioration in the condition of borrowers, or in the value of property securing non–performing loans, or adverse changes in economic conditions. The amounts of the provisions we make for loan losses are based on our estimate of losses in our loan portfolio. In estimating such losses, we use economic and loss migration models that are based on bank regulatory guidelines and industry standards, and our historical charge-off experience and loan delinquency rates, local and national economic conditions, a borrower’s ability to repay its borrowings, and the value of any property collateralizing the loan, as well as a number of subjective factors. However, these determinations involve judgments about changes and trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us and a weighting among the quantitative and qualitative factors we consider in determining the sufficiency of the ALLL. Moreover, the duration and anticipated effects of prevailing economic conditions or trends can be uncertain and can be affected by a number of risks and circumstances that are outside of our control. If changes in economic or market conditions or unexpected subsequent events were to occur, or if changes were made to bank regulatory guidelines or industry standards that are used to assess the sufficiency of the ALLL, it could become necessary for us to incur additional, and possibly significant, charges to increase the ALLL, which would have the effect of reducing our income.

In addition, the FDIC and the DBO, as an integral part of their examination processes, periodically review the adequacy of our ALLL. These agencies may require us to make additional provisions for loan losses, over and above the provisions that we have already made, the effect of which would be to reduce our income.

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method at December 31:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit Component Other Loans
	Evaluated for Impairment		Purchased Impaired	Total
	Individually	Collectively
2018:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,216	$—	$9,216	$1,724
Commercial properties	126	4,421	—	4,547	1,779
Land	—	391	—	391	84
Commercial and industrial loans	290	4,338	—	4,628	633
Consumer loans	—	218	—	218	3
Total	$416	$18,584	$—	$19,000	$4,223
Loans:
Real estate loans:
Residential properties	$651	$2,861,112	$—	$2,861,763	$241,698
Commercial properties	2,871	860,835	5,463	869,169	275,516
Land	697	78,681	809	80,187	41,132
Commercial and industrial loans	8,559	440,437	809	449,805	61,183
Consumer loans	—	22,699	—	22,699	366
Total	$12,778	$4,263,764	$7,081	$4,283,623	$619,895
2017:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,715	$—	$9,715	$248
Commercial properties	—	4,399	—	4,399	1,449
Land	—	395	—	395	4
Commercial and industrial loans	909	2,715	—	3,624	1,204
Consumer loans	—	267	—	267	100
Total	$909	$17,491	$—	$18,400	$3,005
Loans:
Real estate loans:
Residential properties	$—	$2,581,245	$—	$2,581,245	$26,605
Commercial properties	4,037	691,632	1,079	696,748	168,057
Land	—	(837)	837	—	167
Commercial and industrial loans	9,399	299,539	1,841	310,779	62,849
Consumer loans	—	29,330	—	29,330	2,899
Total	$13,436	$3,600,909	$3,757	$3,618,102	$260,577

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit Component Other Loans
	Evaluated for Impairment		Purchased Impaired	Total
	Individually	Collectively
2016:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,669	$—	$6,669	$128
Commercial properties	—	2,983	—	2,983	136
Land	—	233	—	233	2
Commercial and industrial loans	—	5,227	—	5,227	147
Consumer loans	—	288	—	288	19
Total	$—	$15,400	$—	$15,400	$432
Loans:
Real estate loans:
Residential properties	$6,093	$1,774,796	$—	$1,780,889	$12,373
Commercial properties	2,148	474,634	177	476,959	24,796
Land	—	24,100	—	24,100	437
Commercial and industrial loans	753	233,992	3,196	237,941	20,165
Consumer loans	—	32,127	—	32,127	1,266
Total	$8,994	$2,539,649	$3,373	$2,552,016	$59,037
2015:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,799	$—	$6,799	$127
Commercial properties	30	1,783	—	1,813	363
Land	—	103	—	103	42
Commercial and industrial loans	—	1,649	—	1,649	187
Consumer loans	—	236	—	236	13
Total	$30	$10,570	$—	$10,600	$732
Loans:
Real estate loans:
Residential properties	$—	$1,160,568	$—	$1,160,568	$7,747
Commercial properties	6,275	352,162	354	358,791	43,287
Land	—	11,180	1,140	12,320	4,267
Commercial and industrial loans	5,687	185,732	5,165	196,584	28,231
Consumer loans	76	37,130	—	37,206	1,761
Total	$12,038	$1,746,772	$6,659	$1,765,469	$85,293
2014:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,586	$—	$6,586	$26
Commercial properties	26	1,500	—	1,526	193
Land	—	—	—	—	4
Commercial and industrial loans	686	1,211	—	1,897	45
Consumer loans	—	141	—	141	—
Total	$712	$9,438	$—	$10,150	$268
Loans:
Real estate loans:
Residential properties	$43	$842,092	$—	$842,135	$2,861
Commercial properties	5,742	199,378	200	205,320	21,126
Land	—	4,309	—	4,309	1,099
Commercial and industrial loans	5,635	86,343	1,559	93,537	5,893
Consumer loans	$116	20,962	47	21,125	8
Total	11,536	$1,153,084	$1,806	$1,166,426	$30,987

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in the DCB and PRB acquisitions, and the stated principal balance of the related loans. The discount is equal to 0.74% and 1.15% of the stated principal balance of these loans as of December 31, 2018 and 2017, respectively. In addition to this unaccreted credit component discount, an additional $0.4 million and $0.2 million of the ALLL were provided for these loans as of December 31, 2018 and 2017, respectively.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of FFI common stock. The remaining balances of the Company’s lines of credit available to draw down totaled $1.5 billion at December 31, 2018.

Cash Flows Provided by Operating Activities. During the year ended December 31, 2018 operating activities provided net cash of $51 million, comprised primarily of our net income of $43 million and $4 million increase in other liabilities. During the year ended December 31, 2017 operating activities provided net cash of $38 million, comprised primarily of our net income of $28 million and $5 million change in deferred tax benefits.

Cash Flows Used in Investing Activities. During the year ended December 31, 2018, investing activities used net cash of $680 million, primarily to fund a $1.1 billion net increase in loans and $366 million in purchases of securities AFS, offset partially by $674 million in proceeds from loan sales, $48 million in cash received from the PBB acquisition, and $81 million in principal colllections of securities AFS. During the year ended December 31, 2017, investing activities used net cash of $569 million, primarily to fund a $1.2 billion net increase in loans and a $10 million net increase in securities AFS, offset partially by $450 million in proceeds from loan sales, $91 million in cash received from the C1B acquisition, and $17 million in proceeds from sales of FHLB Stock.

Cash Flow Provided by Financing Activities. During the year ended December 31, 2018, financing activities provided net cash of $575 million, consisting primarily of a net increase of $612 million in deposits and $14 million in proceeds from the sale of stock, offset partially by a net decrease of $45 million in borrowings. During the year ended December 31, 2017, financing activities provided net cash of $54 million, consisting primarily of a net increase of $605 million in deposits, $50 million increase in borrowings, and $28 million proceeds from the sale of stock, offset partially by a net decrease of $622 million in FHLB advances.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At December 31, 2018 and 2017, the loan-to-deposit ratios at FFB were 106%, and 111%, respectively.

Contractual Obligations

The following table summarizes the indicated contractual obligations of the Company as of the December 31, 2018:

	Payments Due by Period
(dollars in thousands)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

FHLB Advances	$703,000	$703,000	$—	$—	$—
FFI line of credit loan	5,000	—	—	5,000	—
Operating lease obligations	25,782	6,075	11,292	6,283	2,132
Total	$733,782	$709,075	$11,292	$11,283	$2,132

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of December 31, 2018:

(dollars in thousands)
Commitments to fund new loans	$27,688
Commitments to fund under existing loans, lines of credit	352,148
Commitments under standby letters of credit	12,001

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of December 31, 2018, FFB was obligated on $198 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $163 million of deposits from the State of California.

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

Gap Analysis. Under this analysis, rate sensitivity is measured by the extent to which our interest-earning assets and interest-bearing liabilities reprice or mature at different times. Rate sensitivity gaps in which the repricing of interest-earning assets exceed the repricing of interest-bearing liabilities tend to produce an expanded net yield on interest-earning assets in rising interest rate environments and a reduced net yield on interest-earning assets in declining interest rate environments. Conversely, when the repricing of interest-bearing liabilities exceed the repricing of interest-earning assets, the net yield on interest-earning assets generally declines in rising interest rate environments and increases in declining interest rate environments. The following table sets forth the interest-earning assets and interest-bearing liabilities on the basis of when they reprice or mature as of December 31, 2018:

(dollars in thousands)	Less than 1 year	From 1 to 3 Years	From 3 to 5 Years	Over 5 Years	Total
Interest-earnings assets:
Cash equivalents	$33,231	$—	$—	$—	$33,231
Securities, FHLB stock	417,929	104,200	133,541	176,727	832,397
Loans	1,115,720	1,350,524	1,266,870	1,068,198	4,801,312
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	(317,380)	—	—	—	(317,380)
Money market and savings	(1,190,717)	—	—	—	(1,190,717)
Certificates of deposit	(1,816,085)	(132,533)	(1,592)	—	(1,950,210)
Borrowings	(703,000)	(5,000)	—	—	(708,000)
Net: Current Period	$(2,460,302)	$1,317,191	$1,398,819	$1,244,925	$1,500,633
Net: Cumulative	$(2,460,302)	$(1,143,111)	$255,708	$1,500,633

The cumulative positive total of $1.5 billion reflects the funding provided by noninterest-bearing deposits and equity. Because we had a $2.5 billion net negative position at December 31, 2018 for the repricing period of less than one year, the result of this analysis indicate that we would be adversely impacted by a short term increase in interest rates and would benefit from a short term decrease in interest rates.

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

Net Interest Income Simulations (“NII”). Under this analysis, we use a simulation model to measure and evaluate potential changes in our net interest income resulting from changes in interest rates. This model measures the impact of instantaneous shocks of 100, 200, 300 and 400 basis points on our net interest income over a 12 month forecast period. The computed changes to our net interest income between hypothetical rising and declining rate scenarios for the twelve month period beginning December 31, 2018 are as follows:

Assumed Instantaneous Change in Interest Rates	Estimated Increase (Decrease) in Net Interest Income
+ 100 basis points	(8.2)%
+ 200 basis points	(16.3)%
+ 300 basis points	(24.6)%
+ 400 basis points	(33.8)%
- 100 basis points	8.0%
- 200 basis points	16.2%

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

Economic Value of Equity Calculations (“EVE”). The EVE measures the sensitivity of our market value equity to simultaneous changes in interest rates. EVE is derived by subtracting the economic value of FFB’s liabilities from the economic value of its assets, assuming current and hypothetical interest rate environments. EVE is based on all of the future cash flows expected to be generated by the FFB’s current balance sheet, discounted to derive the economic value of FFB’s assets & liabilities. These cash flows may change depending on the assumed interest rate environment and the resulting changes in other assumptions, such as prepayment speeds. The computed changes to our economic value of equity between hypothetical rising and declining rate scenarios as of December 31, 2018 are as follows:

Assumed Simultaneous Change in Interest Rates	Estimated Increase (Decrease) in Economic Value of Equity
+ 100 basis points	(9.8)%
+ 200 basis points	(19.2)%
+ 300 basis points	(28.5)%
+ 400 basis points	(38.1)%
- 100 basis points	12.1%
- 200 basis points	33.8%

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

Capital Resources and Dividends

The New Capital Rules became effective on January 1, 2015, with certain of their provisions phased-in over a several years through January 1, 2019. The New Capital Rules apply to United States based bank holding companies and federally insured depository institutions and require the Company (on a consolidated basis) and FFB (on a stand-alone basis) to meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. For additional information regarding these New Capital Rules, see Item 1 “Business —Supervision and Regulation—Capital Requirements Applicable to Banks and Bank Holding Companies” in Part I above

In addition, prompt correct action regulations place a federally insured depository institution, such as FFB, into one of five capital categories on the basis of its capital ratios: (i) well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; or (v) critically undercapitalized. A depository institution’s primary federal regulatory agency may determine that, based on certain qualitative assessments, the depository institution should be assigned to a lower capital category than the one indicated by its capital ratios. At each successive lower capital category, a depository institution is subject to greater operating restrictions and increased regulatory supervision by its federal bank regulatory agency.

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB (on a stand-alone basis) as of the respective dates and as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2018
CET1 capital ratio	$460,600	10.67%	$194,179	4.50%
Tier 1 leverage ratio	460,600	8.39%	219,694	4.00%
Tier 1 risk-based capital ratio	460,600	10.67%	258,906	6.00%
Total risk-based capital ratio	481,476	11.16%	345,207	8.00%
December 31, 2017
CET1 capital ratio	$366,236	11.99%	$137,435	4.50%
Tier 1 leverage ratio	366,236	8.44%	173,514	4.00%
Tier 1 risk-based capital ratio	366,236	11.99%	183,246	6.00%
Total risk-based capital ratio	385,236	12.61%	244,328	8.00%
December 31, 2016
CET1 capital ratio	$285,754	12.80%	$100,432	4.50%
Tier 1 leverage ratio	285,754	8.76%	130,525	4.00%
Tier 1 risk-based capital ratio	285,754	12.80%	133,910	6.00%
Total risk-based capital ratio	301,664	13.52%	178,547	8.00%
FFB
December 31, 2018
CET1 capital ratio	$453,248	10.51%	$194,058	4.50%	$280,306	6.50%
Tier 1 leverage ratio	453,248	8.26%	219,568	4.00%	274,461	5.00%
Tier 1 risk-based capital ratio	453,248	10.51%	258,744	6.00%	344,992	8.00%
Total risk-based capital ratio	474,124	10.99%	344,992	8.00%	431,240	10.00%
December 31, 2017
CET1 capital ratio	$398,709	13.07%	$137,290	4.50%	$198,308	6.50%
Tier 1 leverage ratio	398,709	9.20%	173,363	4.00%	216,703	5.00%
Tier 1 risk-based capital ratio	398,709	13.07%	183,053	6.00%	244,071	8.00%
Total risk-based capital ratio	417,709	13.69%	244,071	8.00%	305,089	10.00%
December 31, 2016
CET1 capital ratio	$272,221	12.23%	$100,166	4.50%	$144,685	6.50%
Tier 1 leverage ratio	272,221	8.36%	130,305	4.00%	162,881	5.00%
Tier 1 risk-based capital ratio	272,221	12.23%	133,555	6.00%	178,074	8.00%
Total risk-based capital ratio	288,131	12.94%	178,074	8.00%	222,592	10.00%

As of each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and FFB’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. The required ratios for capital adequacy set forth in the above table do not include the New Capital Rules’ additional capital conservation buffer, though each of the Company and FFB maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated.

As of December 31, 2018, the amount of capital at FFB in excess of amounts required to be well capitalized for purposes of the prompt corrective action regulations was $173 million for the CET1 capital ratio, $179 million for the Tier 1 Leverage Ratio, $108 million for the Tier 1 risk-based capital ratio and $43 million for the Total risk-based capital ratio.

During the year ended December 31, 2017, FFI made capital contributions to FFB of $65 million. As of December 31, 2018, FFI had $15.8 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

On January 29, 2019, the Board of Directors declared an initial quarterly cash dividend of $0.05 per common share to be paid on March 15, 2019 to stockholders of record as of the close of business on March 1, 2019. It is our current intention to continue to pay quarterly dividends. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I above. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. We did not pay dividends in 2018 or 2017.

We had no material commitments for capital expenditures as of December 31, 2018. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations. See Item 1A – “Risk Factors” in Part I above for information regarding the impact that future sales of our common stock may have on the share ownership of our existing stockholders.

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

During the second quarter of 2017, we commenced sales of common stock through the ATM Program. During 2017, we sold 1,382,506 shares of common stock through the ATM Program, realizing $22.8 million in net proceeds. The details of the shares of common stock sold through the ATM Program during 2018 are as follows:

	Number of Shares Sold	Weighted Average Price	Net Proceeds
(in thousands, except share and per share amounts)

February, 2018	400,288	$18.27	7,166
March, 2018	225,442	$18.80	4,176
Total	625,730	$18.46	$11,342

As of December 31, 2018, the remaining dollar value of common stock we had available to sell under the ATM Program was $45.2 million. As required by SEC rules, we will not resume sales under the ATM Program while we are purchasing shares of our common stock under our stock repurchase program.

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

To the Board of Directors and Shareholders

First Foundation, Inc. and Subsidiaries

Irvine, California

Opinions on the Consolidated Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Foundation, Inc. and Subsidiaries (the "Company") as of December 31, 2018 and 2017, and the related consolidated income statements and statements of comprehensive income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively referred to as the "financial statements").

We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework: (2013) issued by COSO.

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

Laguna Hills, California

March 1, 2019

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2018	2017
ASSETS
Cash and cash equivalents	$67,312	$120,394
Securities available-for-sale (“AFS”)	809,569	519,364
Loans held for sale	507,643	154,380

Loans, net of deferred fees	4,293,669	3,663,727
Allowance for loan and lease losses (“ALLL”)	(19,000)	(18,400)
Net loans	4,274,669	3,645,327

Premises and equipment, net	9,145	6,581
Investment in FHLB stock	20,307	19,060
Deferred taxes	13,251	12,143
Real estate owned (“REO”)	815	2,920
Goodwill and intangibles	99,482	33,576
Other assets	38,219	27,440
Total Assets	$5,840,412	$4,541,185

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,532,968	$3,443,527
Borrowings	708,000	678,000
Accounts payable and other liabilities	40,260	24,707
Total Liabilities	5,281,228	4,146,234
Commitments and contingencies	—	—
Shareholders’ Equity
Common Stock, par value $.001: 70,000,000 shares authorized; 44,496,007 and 38,207,766 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	44	38
Additional paid-in-capital	431,832	314,501
Retained earnings	128,461	85,503
Accumulated other comprehensive (loss), net of tax	(1,153)	(5,091)
Total Shareholders’ Equity	559,184	394,951
Total Liabilities and Shareholders’ Equity	$5,840,412	$4,541,185

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2018	2017	2016
Interest income:
Loans	$186,211	$121,707	$85,080
Securities	16,855	12,407	12,781
FHLB stock, fed funds sold and interest-bearing deposits	4,240	2,687	2,781
Total interest income	207,306	136,801	100,642
Interest expense:
Deposits	38,776	17,443	8,916
Borrowings	12,920	5,740	2,277
Total interest expense	51,696	23,183	11,193
Net interest income	155,610	113,618	89,449
Provision for loan losses	4,220	2,762	4,681
Net interest income after provision for loan losses	151,390	110,856	84,768
Noninterest income:
Asset management, consulting and other fees	28,748	26,710	24,384
Gain on sale of loans	419	7,029	7,812
Loss on capital market activities	—	—	(1,043)
Other income	6,604	4,980	3,407
Total noninterest income	35,771	38,719	34,560
Noninterest expense:
Compensation and benefits	67,508	56,558	48,574
Occupancy and depreciation	19,779	15,396	11,978
Professional services and marketing costs	8,583	7,687	9,825
Customer service costs	15,077	7,041	1,679
Other expenses	16,128	12,294	8,938
Total noninterest expense	127,075	98,976	80,994
Income before taxes on income	60,086	50,599	38,334
Taxes on income	17,128	23,017	15,031
Net income	$42,958	$27,582	$23,303
Net income per share:
Basic	$1.02	$0.80	$0.72
Diluted	$1.01	$0.78	$0.70
Shares used in computation:
Basic	42,092,361	34,482,630	32,365,800
Diluted	42,567,108	35,331,059	33,471,816

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2018	2017	2016
Net income	$42,958	$27,582	$23,303
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	5,567	1,717	(6,697)
Other comprehensive income (loss) before tax	5,567	1,717	(6,697)
Income tax (expense) benefit related to items of other comprehensive income	(1,629)	(707)	1,961
Other comprehensive income (loss)	3,938	1,010	(4,736)

Less: Reclassification adjustment for gains (loss) included in net earnings	—	—	1,307
Income tax (expense) benefit related to reclassification adjustment	—	—	(512)
Reclassification adjustment for gains included in net earnings, net of tax	—	—	795
Other comprehensive income (loss), net of tax	3,938	1,010	(3,941)
Total comprehensive income	$46,896	$28,592	$19,362

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount

Balance: December 31, 2015	31,961,052	16	227,262	33,762	(1,304)	259,736
Net income	—	—	—	23,303	—	23,303
Other comprehensive loss	—	—	—	—	(3,941)	(3,941)
Stock based compensation	—	—	899	—	—	899
Issuance of common stock:
Exercise of options	690,592	—	4,267	—	—	4,267
Issuance of restricted stock	67,988	—	—	—	—	—
Balance: December 31, 2016	32,719,632	16	232,428	57,065	(5,245)	284,264
Effect of stock split	—	17	(17)	—	—	—
Net income	—	—	—	27,582	—	27,582
Other comprehensive income
Other Comprehensive Income	—	—	—	—	1,010	1,010
Reclassification of Stranded Tax Effects	—	—	—	856	(856)	—
Stock based compensation	—	—	1,838	—	—	1,838
Issuance of common stock:
Exercise of options	1,072,000	1	5,546	—	—	5,547
Stock grants – vesting of RSUs	78,005	—	—	—	—	—
Stock issued in acquisition	2,955,623	3	51,868	—	—	51,871
Capital raise	1,382,506	1	22,838	—	—	22,839
Balance: December 31, 2017	38,207,766	$38	$314,501	$85,503	$(5,091)	$394,951
Net income	—	—	—	42,958	—	42,958
Other comprehensive income	—	—	—	—	3,938	3,938
Stock based compensation	—	—	2,637	—	—	2,637
Issuance of common stock:
Exercise of options	308,334	—	2,356	—	—	2,356
Stock grants – vesting of RSUs	154,884	—	—	—	—	—
Stock issued in acquisition	5,234,593	5	101,494	—	—	101,499
Capital raise	625,730	1	11,341	—	—	11,342
Stock repurchase	(35,300)	—	(497)	—	—	(497)
Balance: December 31, 2018	44,496,007	$44	$431,832	$128,461	$(1,153)	$559,184

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$42,958	$27,582	$23,303
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	4,220	2,762	4,681
Stock–based compensation expense	2,637	1,838	899
Depreciation and amortization	2,751	2,384	1,858
Deferred tax expense	1,192	4,511	1,337
Amortization of core deposit intangible	2,043	394	239
Amortization of mortgage servicing rights	1,076	555	184
Amortization of premiums on purchased loans - net	(6,689)	(586)	(1,200)
Gain on sale of REO	—	(104)	—
Gain on sale of loans	(419)	(7,029)	(7,812)
Gain on sale of securities	—	—	(1,307)
Loss from hedging activities	354	—	—
Increase in other assets	(3,578)	(1,541)	(2,089)
Increase (decrease) in accounts payable and other liabilities	4,436	7,106	(323)
Net cash provided by operating activities	50,981	37,872	19,770
Cash Flows from Investing Activities:
Net increase in loans	(1,129,231)	(1,238,225)	(1,348,286)
Proceeds from sale of loans	674,019	457,498	311,709
Proceeds from sale of REO	2,577	438	4,652
Purchase of premises and equipment	(2,710)	(2,235)	(5,935)
Recovery of allowance for loan losses	569	—	—
Purchases of AFS securities	(365,519)	(29,338)	(145,614)
Proceeds from sale of securities	9,982	62,174	104,146
Maturities of AFS securities	81,199	73,593	91,128
Purchase of REO property	—	(404)	—
Cash in from merger	47,582	91,018	—
Sale (purchase) of FHLB stock, net	1,982	16,500	(12,258)
Net cash used in investing activities	(679,550)	(568,981)	(1,000,458)
Cash Flows from Financing Activities:
Increase in deposits	611,856	605,171	904,619
Net (decrease) increase in FHLB advances	(4,570)	(622,000)	454,000
Line of credit net change – borrowings (paydowns), net	(45,000)	50,000	—
Payoff of acquired debt	—	(8,000)	—
Proceeds from the sale and issuance of stock, net	13,698	28,386	4,267
Repurchase of stock	(497)	—	—
Net cash provided by financing activities	575,487	53,557	1,362,886
Increase (decrease) in cash and cash equivalents	(53,082)	(477,552)	382,198
Cash and cash equivalents at beginning of year	120,394	597,946	215,748
Cash and cash equivalents at end of year	$67,312	$120,394	$597,946
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$46,043	$21,704	$10,695
Income taxes	$16,646	$14,655	$17,156
Noncash transactions:
Transfer of loans to loans held for sale	$1,027,478	$357,462	$519,721
Mortgage servicing rights from loan sales	$2,646	3,232	2,190
Chargeoffs (recoveries) against allowance for loans losses	$4,189	$(238)	$(119)
Transfer from loans to REO	$—	$1,520	$2,350

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2018, 2017, and 2016

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

First Foundation Inc. (“FFI”) is a financial services holding company whose operations are conducted through its wholly owned subsidiaries: First Foundation Advisors (“FFA”) and First Foundation Bank (“FFB” or the “Bank”) and the wholly owned subsidiaries of FFB, First Foundation Insurance Services (“FFIS”) and Blue Moon Management, LLC (collectively the “Company”). FFI also has two inactive wholly owned subsidiaries, First Foundation Consulting (“FFC”) and First Foundation Advisors, LLC (“FFA LLC”). In addition, FFA has set up a limited liability company, which is not included in these consolidated financial statements, as a private investment fund to provide an investment vehicle for its clients. FFI is incorporated in the state of Delaware. The corporate headquarters for all of the companies is located in Irvine, California. The Company has offices in California, Nevada, and Hawaii.

FFA, established in 1985 and incorporated in the state of California, began operating in 1990 as a fee-based registered investment advisor. FFA provides (i) investment management and financial planning services for high net-worth individuals, retirement plans, charitable institutions and private foundations; (ii) financial, investment and economic advisory and related services to high net-worth individuals and their families, family-owned businesses, and other related organizations; and (iii) support services involving the processing and transmission of financial and economic data for charitable organizations. At the end of 2018, these services were provided to approximately 1,500 clients, primarily located in Southern California, with an aggregate of $3.9 billion of assets under management.

The Bank commenced operations in 2007, is incorporated in the state of California and currently operates in California, Nevada, and in Hawaii. The Bank offers a wide range of deposit instruments including personal and business checking and savings accounts, including interest-bearing negotiable order of withdrawal (“NOW”) accounts, money market accounts, and time certificates of deposit (“CD”) accounts. As a lender, the Bank originates, and retains for its portfolio, loans secured by real estate and commercial loans. Over 90% of the Bank’s loans are to clients located in California. The Bank also offers a wide range of specialized services including trust services, on-line banking, remote deposit capture, merchant credit card services, ATM cards, Visa debit cards, business sweep accounts, and through FFIS, insurance brokerage services. The Bank has a state non-member bank charter and is subject to continued examination by the California Department of Business Oversight and the Federal Deposit Insurance Corporation (“FDIC”).

At December 31, 2018, the Company employed 482 employees.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

The Company has sold loans, in 2018, 2016 and 2015, through securitizations sponsored by a government sponsored entity, Freddie Mac, who also provided credit enhancement of the loans through certain guarantee provisions. The Company retained the right to provide servicing for the loans except for special servicing for which an unrelated third party was engaged by the VIE. For the 2016 and 2015 securitizations, the Company acquired the “B” piece of the securitizations, which is structured to absorb any losses from the securitizations, and interest only strips from the securitization. For the 2018 securitization, the Company provides collateral to support its obligation to reimburse for credit losses incurred on loans in the securitization. Because the Company does not act as the special servicer for the VIE and because of the power of Freddie Mac over the VIE that holds the assets from the mortgage loan securitizations, the Company is not the primary beneficiary of the VIE and therefore the VIE is not consolidated.

Reclassifications

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to the 2018 presentation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, certificates of deposits with maturities of less than ninety days, investment securities with original maturities of less than ninety days, money market mutual funds and federal funds sold. At times, the Bank maintains cash at major financial institutions in excess of FDIC insured limits. However, as the Bank places these deposits with major well-capitalized financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to be minimal. The Bank maintains most of its excess cash at the Federal Reserve Bank, with well-capitalized correspondent banks or with other depository institutions at amounts less than the FDIC insured limits. At December 31, 2018, included in cash and cash equivalents were $32.8 million in funds held at the Federal Reserve Bank.

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank was in compliance with its reserve requirements as of December 31, 2018.

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

Management evaluates securities for OTTI at least on a quarterly basis, and more frequently when economic or market conditions warrant such an evaluation. For securities in an unrealized loss position, management considers the extent and duration of the unrealized loss, and the financial condition and near-term prospects of the issuer. Management also assesses whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of the criteria regarding intent or requirement to sell is met, the entire difference between amortized cost and fair value is recognized as impairment through earnings. For debt securities that do not meet the aforementioned criteria, the amount of impairment is split into two components as follows: OTTI related to credit loss, which must be recognized in the income statement and; OTTI related to other factors, which is recognized in other comprehensive income. The credit loss is defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis. For equity securities, the entire amount of impairment is recognized through earnings.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

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

Years Ended December 31, 2018, 2017, and 2016

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

Years Ended December 31, 2018, 2017, and 2016

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization, which is charged to expense on a straight-line basis over the estimated useful lives of 3 to 10 years. Premises under leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvements, whichever is shorter. Expenditures for major renewals and betterments of premises and equipment are capitalized and those for maintenance and repairs are charged to expense as incurred. A valuation allowance is established for any impaired long-lived assets. The Company did not have impaired long-lived assets as of December 31, 2018 or 2017.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (“FHLB”), the Bank is required to purchase FHLB stock in accordance with its advances, securities and deposit agreement. This stock, which is carried at cost, may be redeemed at par value. However, there are substantial restrictions regarding redemption and the Bank can only receive a full redemption in connection with the Bank surrendering its FHLB membership. At December 31, 2018 and 2017, the Bank held $20.3 million and $19.1 million of FHLB stock, respectively. The Company does not believe that this stock is currently impaired and no adjustments to its carrying value have been recorded.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount.  Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount.  If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping,

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

a reduction of the allowance may be recorded as an increase to income.  As of December 31, 2018 and 2017, no impairment has been recorded.

Servicing fee income, which is reported on the income statement as other income, is recorded for fees earned for servicing loans.  The fees are based on a contractual percentage of the outstanding principal.  The amortization of mortgage servicing rights is netted against loan servicing fee income.

Goodwill

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company will test goodwill for impairment on an annual basis by comparing the fair value of the reporting unit to its carrying amount. The goodwill recorded by the Company was recognized from the acquisition of Pacific Rim Bank in June in 2015, the acquisition of Community 1st Bancorp and its wholly owned subsidiary, Community 1st Bank in November of 2017, and the acquisition of PBB Bancorp and its wholly-owned subsidiary, Pacific Business Bank in June of 2018, and was not considered impaired at December 31, 2018.

Other Intangible Assets

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions and are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years. At December 31, 2018 and 2017, core deposit intangible assets totaled $11 million and $6.3 million, respectively, and we recognized $2.0 million, $0.4 million and $0.2 million in core deposit intangible amortization expense in 2018, 2017 and 2016, respectively.

Revenue Recognition

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  This update replaces most existing revenue recognition guidance in GAAP.  Adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial statements and related disclosures, as the Company’s primary sources of revenues are generated from financial instruments, such as loans and investment securities that are not within the scope of ASU 2014-09.  Descriptions of our primary revenue-generating activities that are presented in our income statements are as follows:

Interest on Loans

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

Years Ended December 31, 2018, 2017, and 2016

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

Years Ended December 31, 2018, 2017, and 2016

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

Derivatives and Hedging Activities

Derivative instruments and hedging activities are accounted for in accordance with FASB ASC Topic 815, “Derivatives and Hedging.” The fair value of derivative instruments are recognized as either assets or liabilities on the consolidated balance sheet. All derivatives are evaluated at inception as to whether or not they are hedging or non-hedging activities. For derivative instruments designated as non-hedging activities, the change in fair value is recognized currently in earnings.

For derivative instruments designated as hedging activities, a qualitative analysis is performed at inception to determine if the derivative instrument is highly effective in achieving offsetting changes in fair value or cash flows attributable to the hedged risk during the period that the hedge is designated. Subsequently, a qualitative assessment of a hedge’s effectiveness is performed on a quarterly basis. For a fair value hedge, the change in fair value on the hedging instrument is recognized currently in earnings and the change in fair value on the hedged item attributable to the hedged risk adjusts the carrying amount of the hedged item and is recognized currently in earnings. All amounts recognized in earnings are presented in the same income statement line item as the earnings effect of the hedged item.

New Accounting Pronouncements

In November 2018, the Financial Accounting Standards Board (“FASB”) issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. ASU 2018-19 provides improvements to clarify the guidance in the amendments in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), or to correct unintended application of guidance.  We expect the adoption of ASU 2018-19 will impact the Company’s accounting for credit losses in the same manner as the guidance in ASU 2016-13 described below.

In August 2018, the FASB issued guidance within ASU 2018-13, Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments within ASU 2018-13 remove, modify, and supplement the disclosure requirements for fair value measurements. Disclosure requirements that were removed include: the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Additional disclosure requirements include: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. With the exception of the above additional disclosure requirements, which will be applied prospectively, all other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

permitted. The adoption of ASU 2018-13 is not expected to have a significant impact on the Company's consolidated financial statements.

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

In August 2017, the FASB issued ASU 2017-12, “Derivatives and Hedging (Topic 815) – Targeted Improvements to Accounting for Hedging Activities”. The amendments in this ASU were issued to better align an entity’s risk management activities and financial reporting for hedging relationships through changes to both the designation and measurement guidance for qualifying hedging relationships and the presentation of hedge results.  As a result, the amendments expand and refine hedge accounting for both nonfinancial and financial risk components and align the recognition and presentation of the effects of the hedging instrument and the hedged item in the financial statements. Current GAAP contains limitations on how an entity can designate the hedged risk in certain cash flow and fair value hedging relationships. To address those current limitations, the amendments in this ASU permit hedge accounting for risk components in hedging relationships involving nonfinancial risk and interest rate risk. In addition, the amendments in this ASU change the guidance for designating fair value hedges of interest rate risk and for measuring the change in fair value of the hedged item in fair value hedges of interest rate risk. The amendments in this ASU are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The ASU will become effective on January 1, 2019. Adoption of ASU 2017-12 is not expected to have a material impact on the Company’s consolidated financial statements.

In February 2017, the FASB issued ASU 2017-05 “Other Income-Gains and Losses from the Derecognition of Nonfinancial Assets (Subtopic 610-20): Clarifying the Scope of Asset Derecognition Guidance and Accounting for Partial Sales of Nonfinancial Assets” which clarifies that the guidance in Accounting Standards Codification (“ASC”) 610-20 on accounting for derecognition of a nonfinancial asset and in-substance nonfinancial asset applies only when the asset (or asset group) does not meet the definition of a business and provides guidance for partial sales of nonfinancial assets. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within that period. The ASU became effective on January 1, 2018. Adoption of ASU 2017-05 did not have a material impact on the Company’s consolidated financial statements.

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

In January 2017, the FASB issued ASU 2017-01 “Business Combinations (Topic 805): Clarifying the Definition of a Business” which provides guidance in clarifying the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance is effective for annual reporting periods beginning after December 15, 2017, and interim periods within the period. The adoption of ASU 2017-01 did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15 “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments” which provides guidance for eight specific cash flow issues. FASB issued the standard to clarify areas where GAAP has been either unclear or lacking in specific guidance. This update is effective for the Company for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The adoption of ASU 2016-15 did not have a material impact on the Company’s Consolidated Financial Statements.

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

Years Ended December 31, 2018, 2017, and 2016

2019, and interim periods within those annual periods. The Company has begun analyzing the data requirements needed to implement the adoption of ASU 2016-13 and we expect that the adoption of ASU 2016-13 may have a significant impact on the Company’s recording of its allowance for loan losses. The financial statement impact of the implementation of ASU 2016-13 is undeterminable at this time.

On February 25, 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The most significant change for lessees is the requirement under the new guidance to recognize right-of-use assets and lease liabilities for all leases not considered short-term leases, which is generally defined as a lease term of less than 12 months.  This change will result in lessees recognizing right-of-use assets and lease liabilities for most leases currently accounted for as operating leases under current lease accounting guidance.  The amendments in this Update are effective for interim and annual periods beginning after December 15, 2018.  As a result of the adoption of ASU 2016-02, the Company expects to record a right to use asset of $21 million and a corresponding lease liability of $23 million in the first quarter of 2019. The adoption of ASU 2016-02 is not expected to impact the Company’s results of operations.

On January 5, 2016, the FASB issued ASU 2016-01, Financial Instruments–Overall: Recognition and Measurement of Financial Assets and Financial Liabilities (Subtopic 825-10). Changes made to the current measurement model primarily affect the accounting for equity securities with readily determinable fair values, where changes in fair value will impact earnings instead of other comprehensive income. The accounting for other financial instruments, such as loans, investments in debt securities, and financial liabilities is largely unchanged. The Update also changes the presentation and disclosure requirements for financial instruments including a requirement that public business entities use exit price when measuring the fair value of financial instruments measured at amortized cost for disclosure purposes. This Update is generally effective for public business entities in fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The adoption of ASU 2016-16 did not have a material impact on the Company’s Consolidated Financial Statements.

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

The acquisitions were accounted for under the purchase method of accounting. The acquired assets, assumed liabilities and identifiable intangible assets are recorded at their respective acquisition date fair values.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

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

Goodwill of $61 million, which is not tax deductible, is included in intangible assets in the table above.

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The excess of expected cash flows above the fair value (Level 3 inputs) of the majority of loans will be accreted to interest income over the remaining lives of the loans in accordance with FASB Accounting Standards Codification (“ASC”) 310-20.

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

For loans acquired from PBB, the contractual amounts due, expected cash flows to be collected and fair value as of the acquisition date were as follows:

(dollars in thousands)	Purchased Credit Impaired	All Other Acquired Loans

Contractual amounts due	$33,791	$697,512
Cash flows not expected to be collected	14,443	7,084
Expected cash flows	19,348	690,428
Interest component of expected cash flows	1,887	184,990
Fair value of acquired loans	$17,461	$505,438

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

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

The fair value of savings and transaction deposit accounts acquired from PBB were assumed to approximate their carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates (Level 2 inputs). The portfolio was segregated into pools based on remaining maturity. For each pool, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each pool is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment will be accreted to reduce interest expense over the remaining maturities of the respective pools. The Company also recorded a core deposit intangible, which represents the value of the deposit relationships acquired from PBB, of $6.7 million. The core deposit intangible will be amortized over a period of 7 years.

Pro Forma Information (unaudited)

The following table presents unaudited pro forma information as if the (i) acquisition of PBB had occurred on January 1, 2018, January 1, 2017 and January 1, 2016, for 2018, 2017 and 2016, respectively, after giving effect to certain adjustments, and (ii) the acquisition of C1B had occurred on January 1, 2017 and January 1, 2016, for 2017 and 2016, after giving effect to certain adjustments. The unaudited pro forma information for these periods includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, adjustments for interest expense on deposits acquired, and the related income tax effects of all these items and the income tax costs or benefits derived from the income or loss before taxes of PBB and C1B. The net effect of these pro forma adjustments were increases of $9.6 million, $3.0 million and $1.4 million in net income for 2018, 2017 and 2016, respectively. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

	2018	2017	2016
(dollars in thousands)

Net interest income	$167,099	$149,650	$120,734
Provision for loan losses	4,220	3,472	5,216
Noninterest income	36,538	41,420	38,693
Noninterest expenses	130,702	124,838	103,478
Income before taxes	68,715	62,760	50,733
Taxes on income	19,412	28,284	19,138
Net income	$49,303	$34,476	$31,594

Net income per share:
Basic	$1.11	$0.82	$0.78
Diluted	$1.10	$0.80	$0.76

 The revenues (net interest income and noninterest income) and net income for the period from June 1, 2018 to December 31, 2018 related to the operations acquired from PBB and included in our results of operations for 2018 were approximately $17.2 million and $6.5 million, respectively. The revenues (net interest income and noninterest income) and income before taxes for the period from November 10, 2017 to December 31, 2017 related to the operations acquired from C1B and included in the results of operations for 2017 was approximately $1.4 million and $0.9 million, respectively.

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

Years Ended December 31, 2018, 2017, and 2016

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

Securities available for sale and effective with the adoption of ASU 2016-01 on January 1, 2018, investments in equity securities and interest rate swaps, are measured at fair value on a recurring basis depending upon whether the inputs are Level 1, 2 or 3 as described above.

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
(dollars in thousands)
December 31, 2018:
Investment securities available for sale
Agency mortgage-backed securities	$721,669	—	356,441	365,228
Corporate bonds	54,344	—	54,344	—
Beneficial interest – FHLMC securitizations	32,086	—	—	32,086
Other	1,470	1,470	—	—
Investment in equity securities	352	352	—	—
Total assets at fair value on a recurring basis	$809,921	$1,822	$410,785	$397,314

Derivatives:
Interest rate swaps	5,175	—	5,175	—

December 31, 2017:
Investment securities available for sale
Agency mortgage-backed securities	$464,019	—	464,019	—
Corporate bonds	19,000	—	19,000	—
Beneficial interest – FHLMC securitizations	35,852	—	—	35,852
Other	493	493	—	—
Investment in equity securities	158	158	—	—
Total assets at fair value on a recurring basis	$519,522	$651	$483,019	$35,852

The decrease in level 3 assets from December 31, 2017 was due to Beneficial interest – FHLMC securitization paydowns.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Impaired Loans. ASC 820-10 applies to loans measured for impairment in accordance with ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, at the fair value of the loan’s collateral (if the loan is collateral dependent) less estimated selling costs.  When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3.  The total collateral dependent impaired Level 3 loans were $12.8 million and $13.4 million at December 31, 2018 and December 31, 2017, respectively.  There were no specific reserves related to these loans at December 31, 2018 and December 31, 2017.

Real Estate Owned.  The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.  As of December 31, 2018 and 2017, the fair value of real estate owned was $0.8 million and $2.9 million, respectively.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans.  Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification.  All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Fair Value of Financial Instruments

FASB ASC 825, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate such value. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis are discussed above. The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies, are based on the exit price notion set forth by ASU 2016-1. In cases where quoted market prices are not available, fair values are based on estimates using present value or other market value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The aggregate fair value amounts presented below do not represent the underlying value of the Company.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as level 3 include beneficial interests – FHLMC securitization.  Significant assumptions in the valuation of these Level 3 securities as of December 31, 2018 included a prepayment rate of 15% and discount rates ranging from 4.0% to 10%.

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

Loans held for sale. The fair value of loans held for sale is determined using secondary market pricing.

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

Interest rate swaps. Interest rate swaps are reported at an estimated fair value utilizing Level 2 inputs including LIBOR rates from overnight to one year and U.S. swap rates from one year to thirty years.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
December 31, 2018:
Assets:
Cash and cash equivalents	$67,312	$67,312	$—	$—	$67,312
Securities AFS	809,569	1,470	410,785	397,314	809,569
Loans held for sale	507,643	—	517,273	—	517,273
Loans, net	4,274,669	—	—	4,408,788	4,408,788
Investment in FHLB stock	20,307	—	20,307	—	20,307
Investment in equity securities	352	352	—	—	352
Liabilities:
Deposits	4,532,968	2,582,758	1,943,635	—	4,526,393
Borrowings	708,000	—	703,000	5,000	708,000
Interest rate swaps	5,175	—	5,175	—	5,175

December 31, 2017:
Assets:
Cash and cash equivalents	$120,394	$120,394	$—	$—	$120,394
Securities AFS	519,364	493	483,019	35,852	519,364
Loans held for sale	154,380	—	155,345	—	154,345
Loans, net	3,645,327	—	—	3,617,060	3,617,060
Investment in FHLB stock	19,060	—	19,060	—	19,060
Investment in equity securities	158	158	—	—	158
Liabilities:
Deposits
Borrowings	3,443,527	2,542,730	901,877	—	3,444,607
	678,000	—	628,000	50,000	678,000

NOTE 4: SECURITIES

The following table provides a summary of the Company’s AFS securities portfolio at December 31:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
(dollars in thousands)		Gains	Losses
2018:
Agency mortgage-backed securities	$723,597	$11,883	$(13,811)	$721,669
Corporate bonds	54,000	638	(294)	54,344
Beneficial interests in FHLMC securitization	32,143	1,756	(1,813)	32,086
Other	1,458	15	(3)	1,470
Total	$811,198	$14,292	$(15,921)	$809,569
2017:
Agency mortgage-backed securities	$471,131	$287	$(7,399)	$464,019
Corporate bonds	19,000	—	—	19,000
Beneficial interests in FHLMC securitization	35,930	1,811	(1,889)	35,852
Other	499	—	(6)	493
Total	$526,560	$2,098	$(9,294)	$519,364

US Treasury securities of $0.5 million as of December 31, 2018 that are included in the table above as Other are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations. As of December 31, 2018,

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

$79 million of agency mortgage-backed securities are pledged as collateral as support for the Banks’s obligations under a loan sales and securitization agreement entered into in 2018.

The table below indicates, as of December 31, 2018, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2018
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$—	$—	$387,151	$(13,811)	$387,151	$(13,811)
Corporate bonds	38,706	(294)	—	—	38,706	(294)
Beneficial interests in FHLMC securitization	429	(11)	7,038	(1,802)	7,467	(1,813)
Other	—	—	497	(3)	497	(3)
Total temporarily impaired securities	$39,135	$(305)	$394,686	$(15,616)	$433,821	$(15,921)

	Securities with Unrealized Loss at December 31, 2017
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage backed securities	158,984	(1,394)	259,213	(6,005)	418,197	(7,399)
Beneficial interests in FHLMC securitization	—	—	8,738	(1,889)	8,738	(1,889)
Other	197	$(2)	$296	$(4)	$493	$(6)
Total temporarily impaired securities	$159,181	$(1,396)	$268,247	$(7,898)	$427,428	$(9,294)

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

The scheduled maturities of securities AFS, other than agency mortgage backed securities, and the related weighted average yield is as follows as of December 31:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
2018
Amortized Cost:
Corporate bonds	$—	$—	$54,000	$—	$54,000
Other	500	—	958	—	1,458
Total	500	—	54,958	—	55,458
Weighted average yield	1.03%	—%	5.29%	—%	5.25%
Estimated Fair Value:
Corporate bonds	$—	$—	$54,344	$—	$54,344
Other	497	—	973	—	1,470
Total	$497	$—	$55,317	$—	$55,814

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
2017
Amortized Cost:
Corporate bonds	$—	$—	$19,000	$—	$19,000
Other	—	499	—	—	499
Total	—	499	19,000	—	19,499
Weighted average yield	—%	1.03%	5.24%	—%	5.13%
Estimated Fair Value:
Corporate bonds	$—	$—	$19,000	$—	$19,000
Other	—	493	—	—	493
Total	$—	$493	$19,000	$—	$19,493

Agency mortgage backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests in FHLMC securitizations as of December 31, 2018 and 2017 was 2.91% and 2.55%, respectively.

NOTE 5: LOANS

The following is a summary of our loans as of December 31:

(dollars in thousands)	2018	2017
Recorded investment balance:
Loans secured by real estate:
Residential properties:
Multifamily	$1,956,935	$1,935,429
Single family	904,828	645,816
Total real estate loans secured by residential properties	2,861,763	2,581,245
Commercial properties	869,169	696,748
Land	80,187	37,160
Total real estate loans	3,811,119	3,315,153
Commercial and industrial loans	449,805	310,779
Consumer loans	22,699	29,330
Total loans	4,283,623	3,655,262
Deferred expenses, net	10,046	8,465
Total	$4,293,669	$3,663,727

As of December 31, 2018 and 2017, the principal balances shown above are net of unaccreted discount related to loans acquired in acquisitions of $13.3 million and $4.0 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

In 2018 and 2017 the Company purchased loans, for which there was, at acquisition, evidence of deterioration in credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows at December 31:

(dollars in thousands)	2018	2017
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$451	$—
Commercial properties	10,871	1,525
Land	1,089	1,096
Total real estate loans	12,411	2,621
Commercial and industrial loans	1,150	2,774
Consumer loans	10	—
Total loans	13,571	5,395
Unaccreted discount on purchased credit impaired loans	(6,490)	(1,638)
Total	$7,081	$3,757

Accretable yield, or income expected to be collected on purchased credit impaired loans, is as follows at December 31:

(dollars in thousands)	2018	2017

Beginning balance	$850	$289
Accretion of income	(1,509)	(108)
Reclassifications from nonaccretable difference	—	66
Acquisitions	1,887	603
Disposals	(461)	—
Ending balance	$767	$850

The following table summarizes our delinquent and nonaccrual loans as of December 31:

	Past Due and Still Accruing				Total Past Due and Nonaccrual
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
2018:
Real estate loans:
Residential properties	$74	$—	$499	$651	$1,224	$2,860,539	$2,861,763
Commercial properties	440	117	—	1,607	2,164	867,005	869,169
Land	2,000	—	—	697	2,697	77,490	80,187
Commercial and industrial loans	12,541	300	536	8,559	21,936	427,869	449,805
Consumer loans	—	7	—	2	9	22,690	22,699
Total	$15,055	$424	$1,035	$11,516	$28,030	$4,255,593	$4,283,623
Percentage of total loans	0.35%	0.01%	0.02%	0.27%	0.65%
2017:
Real estate loans:
Residential properties	$78	$—	$—	$—	$78	$2,581,167	$2,581,245
Commercial properties	—	—	1,320	1,742	3,062	693,686	696,748
Land	—	—	—	—	—	37,160	37,160
Commercial and industrial loans	—	—	789	9,617	10,406	300,373	310,779
Consumer loans	—	—	—	—	—	29,330	29,330
Total	$78	$—	$2,109	$11,359	$13,546	$3,641,716	$3,655,262
Percentage of total loans	0.00%	—%	0.06%	0.31%	0.37%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	December 31, 2018			December 31, 2017
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial real estate loans	$1,264	$1,491	$2,755	$—	$1,598	$1,598
Commercial and industrial loans	—	2,096	2,096	195	2,698	2,893
Total	1,264	3,587	4,851	195	4,296	4,491

The following tables provide information on loans that were modified as TDRs during the years ended December 31, 2018 and 2017:

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year ended December 31, 2018
Commercial real estate loans	1	$1,264	$1,264	$—
Commercial loans	3	2,096	2,096	—
Total	4	$3,360	$3,360	$—

Year ended December 31, 2017
Commercial real estate loans	1	$1,598	$1,598	$—
Commercial loans	1	218	218	—
Total	2	$1,816	$1,816	$—

All of these loans were classified as a TDR as a result of a reduction in required principal payments and / or an extension of the maturity date of the loans. These loans have been paying in accordance with the terms of their restructure.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

NOTE 6: ALLOWANCE FOR LOAN LOSSES

The following is a rollforward of the Bank’s allowance for loan losses for the years ended December 31:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
2018:
Real estate loans:
Residential properties	$9,715	$(499)	$—	$—	$9,216
Commercial properties	4,399	359	(211)	—	4,547
Land and construction	395	(4)	—	—	391
Commercial and industrial loans	3,624	4,413	(3,978)	569	4,628
Consumer loans	267	(49)	—	—	218
Total	$18,400	$4,220	$(4,189)	$569	$19,000
2017:
Real estate loans:
Residential properties	$6,669	$3,046	$—	$—	$9,715
Commercial properties	2,983	1,416	—	—	4,399
Land and construction	233	162	—	—	395
Commercial and industrial loans	5,227	(1,841)	—	238	3,624
Consumer loans	288	(21)	—	—	267
Total	$15,400	$2,762	$—	$238	$18,400
2016:
Real estate loans:
Residential properties	$6,799	$(130)	$—	$—	$6,669
Commercial properties	1,813	1,051	(50)	169	2,983
Land and construction	103	130	—	—	233
Commercial and industrial loans	1,649	3,578	—	—	5,227
Consumer loans	236	52	—	—	288
Total	$10,600	$4,681	$(50)	$169	$15,400

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of December 31:

	Allowance for Loan Losses				Unaccreted Credit Component Other Loans
	Evaluated for Impairment		Purchased Impaired	Total
(dollars in thousands)	Individually	Collectively
2018:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,216	$—	$9,216	$1,724
Commercial properties	126	4,421	—	4,547	1,779
Land	—	391	—	391	84
Commercial and industrial loans	290	4,338	—	4,628	633
Consumer loans	—	218	—	218	3
Total	$416	$18,584	$—	$19,000	$4,223
Loans:
Real estate loans:
Residential properties	$651	$2,861,112	$—	$2,861,763	$241,698
Commercial properties	2,871	860,835	5,463	869,169	275,516
Land	697	78,681	809	80,187	41,132
Commercial and industrial loans	8,559	440,437	809	449,805	61,183
Consumer loans	—	22,699	—	22,699	366
Total	$12,778	$4,263,764	$7,081	$4,283,623	$619,895
2017:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,715	$—	$9,715	$248
Commercial properties	—	4,399	—	4,399	1,449
Land	—	395	—	395	4
Commercial and industrial loans	909	2,715	—	3,624	1,204
Consumer loans	—	267	—	267	100
Total	$909	$17,491	$—	$18,400	$3,005
Loans:
Real estate loans:
Residential properties	$—	$2,581,245	$—	$2,581,245	$26,605
Commercial properties	4,037	691,632	1,079	696,748	168,057
Land	—	(837)	837	37,160	167
Commercial and industrial loans	9,399	299,539	1,841	310,779	62,849
Consumer loans	—	29,330	—	29,330	2,899
Total	$13,436	$3,600,909	$3,757	$3,655,262	$260,577

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in a business combination, and the stated principal balance of the related loans. The discount is equal to 0.68% and 1.15% of the stated principal balance of these loans as of December 31, 2018 and 2017, respectively. In addition to this unaccreted credit component discount, an additional $0.4 million and $0.2 million of the ALLL was provided for these loans as of December 31, 2018 and 2017, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of December 31:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
2018:
Real estate loans:
Residential properties	$2,857,666	$3,446	$—	$651	$2,861,763
Commercial properties	845,672	13,024	7,602	2,871	869,169
Land	78,681	—	809	697	80,187
Commercial and industrial loans	431,751	7,723	1,772	8,559	449,805
Consumer loans	22,699	—	—	—	22,699
Total	$4,236,469	$24,193	$10,183	$12,778	$4,283,623
2017:
Real estate loans:
Residential properties	$2,578,773	$192	$2,280	$—	$2,581,245
Commercial properties	680,449	6,326	5,936	4,037	696,748
Land	36,321	—	839	—	37,160
Commercial and industrial loans	298,408	865	2,107	9,399	310,779
Consumer loans	29,330	—	—	—	29,330
Total	$3,623,281	$7,383	$11,162	$13,436	$3,655,262

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

Impaired loans evaluated individually and any related allowance is as follows as of December 31:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
2018:
Real estate loans:
Residential properties	$651	$651	$—	$—	$—
Commercial properties	1,607	1,607	1,264	1,264	126
Land	697	697	—	—	—
Commercial and industrial loans	6,543	6,543	2,016	2,016	290
Total	$9,498	$9,498	$3,280	$3,280	$416
2017:
Real estate loans:
Commercial properties	$4,037	4,037	$—	$—	$—
Commercial and industrial loans	250	250	9,149	9,149	909
Total	$4,287	$4,287	$9,149	$9,149	$909

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the years ending December 31:

	2018		2017		2016
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$276	$—	$1,323	$20	$1,970	$14
Commercial properties	3,459	90	2,403	50	2,252	17
Commercial and industrial loans	9,117	—	5,503	5	1,673	20
Consumer loans	—	—	—	—	4	—
Total	$12,852	$90	$9,229	$75	$5,899	$51

There was no interest income recognized on a cash basis in 2018, 2017 or 2016 on impaired loans.

NOTE 7: PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows at December 31:

(dollars in thousands)	2018	2017
Leasehold improvements and artwork	$7,268	$5,107
Information technology equipment	7,031	7,180
Furniture and fixtures	3,286	3,181
Land and auto	805	—
Total	18,390	15,468
Accumulated depreciation and amortization	(9,245)	(8,887)
Net	$9,145	$6,581

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

NOTE 8: REAL ESTATE OWNED

The activity in our portfolio of REO is as follows during the periods ending December 31:

(dollars in thousands)	2018	2017
Beginning balance	$2,920	$1,734
Loans transferred to REO	(93)	1,520
REO acquired in merger	565	—
Dispositions of REO	(2,577)	(334)
Ending balance	$815	$2,920

NOTE 9: LOAN SALES AND MORTGAGE SERVICING RIGHTS

In 2018, FFB recognized $0.4 million of gains on the sale of $674 million of multifamily loans through a securitization sponsored by Freddie Mac.  In 2017, FFB sold $453 million of multifamily loans to financial institutions and recognized a gain of $7.0 million. In 2016, FFB sold $265 million of multifamily loans sold through a securitization sponsored by Freddie Mac and recognized a gain of $7.2 million.  In 2016, FFB also sold $41 million of multifamily loans to financial institutions and recognized a gain of $0.6 million.

For the sales of multifamily loans in 2018, 2017, and 2016, FFB retained servicing rights for the majority of these loans and recognized mortgage servicing rights as part of the transactions. As of December 31, 2018, and 2017, mortgage servicing rights were $6.4 million and $4.8 million, respectively and the amount of loans serviced for others totaled $1.3 billion and $745 million at December 31, 2018 and 2017, respectively. Servicing fees collected in 2018, 2017, and 2016 were $ 1.1 million, $0.7 million, and $0.3 million, respectively.

NOTE 10: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon at December 31:

	2018		2017
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$1,074,661	—	$1,097,196	—
Interest-bearing	317,380	0.798%	235,294	0.411%
Money market and savings	1,190,717	1.115%	1,210,240	0.840%
Certificates of deposits	1,950,210	2.142%	900,797	1.189%
Total	$4,532,968	1.270%	$3,443,527	0.634%

At December 31, 2018, of the $360 million of certificates of deposits of $250,000 or more, $332 million mature within one year and $28 million mature after one year. Of the $1.6 billion of certificates of deposit of less than $250,000, $1.5 billion mature within one year and $53 million mature after one year. At December 31, 2017, of the $288 million of certificates of deposits of $250,000 or more, $230 million mature within one year and $58 million mature after one year. Of the $613 million of certificates of deposit of less than $250,000, $543 million mature within one year and $70 million mature after one year.

NOTE 11: BORROWINGS

At December 31, 2018, our borrowings consisted of $703 million of overnight FHLB advances at the Bank and $5 million of borrowings under a company line of credit. At December 31, 2017, our borrowings consisted of $628 million of overnight FHLB advances and $50 million of borrowings under a company line of credit. These FHLB advances were paid in full in the early part of January 2019 and 2018, respectively, and bore interest rates of 2.56% and 1.41%, respectively. At December 31, 2018, the interest rate on the company line of credit was 5.90%.  Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

FHLB advances are collateralized by loans secured by multifamily and commercial real estate properties with a carrying value of $3.0 billion as of December 31, 2018. As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB. The Bank’s total borrowing capacity from the FHLB at December 31, 2018 was $2.2 billion. In addition to the $703 million borrowing, the Bank had in place $198 million of letters of credit from the FHLB which are used to meet collateral requirements for borrowings from the State of California and local agencies.

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $75 million. The loan agreement matures in five years, with an option to extend the maturity date subject to certain conditions, and bears interest at 90 day LIBOR plus 350 basis points (3.50%). We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. As of December 31, 2018, FFI was not in compliance with a covenant on this loan agreement that requires the Company to maintain a minimum total risk based capital ratio of 11.00%. At December 31, 2018, FFI had a total risk based capital ratio of 10.99%. The Company’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in FFB.

The Bank also has $120 million available unsecured fed funds lines, ranging in size from $20 million to $25 million, with five other financial institutions and a $69 million secured line with the Federal Reserve Bank.   None of these lines had outstanding borrowings as of December 31, 2018. Combined, the Bank’s unused lines of credit as of December 31, 2018 were $1.5 million. The average daily balance of overnight borrowings outstanding during 2018, 2017 and 2016 was $557 million, $499 million and $507 million, respectively.

NOTE 12: SHAREHOLDERS’ EQUITY

FFI is a holding company and does not have any direct operating activities. Any future cash flow needs of FFI are expected to be met by its existing cash and cash equivalents and dividends from its subsidiaries. The Bank is subject to various laws and regulations that limit the amount of dividends that a bank can pay without obtaining prior approval from bank regulators. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. As of December 31, 2018, FFI’s cash and cash equivalents totaled $6.7 million.

NOTE 13: EARNINGS PER SHARE

All of the Company’s share and per share computations have been adjusted to reflect the impact of the two-for-one stock split that was effective as of January 18, 2017. The following table sets forth the Company’s earnings per share calculations for the years ended December 31:

	2018		2017		2016
(dollars in thousands, except share and per share amounts)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$42,958	$42,958	$27,582	$27,582	$23,303	$23,303
Basic common shares outstanding	42,092,361	42,092,361	34,482,630	34,482,630	32,365,800	32,365,800
Effect of options, restricted stock and contingent shares issuable		474,747		848,429		1,106,016
Diluted common shares outstanding		42,567,108		35,331,059		33,471,816
Earnings per share	$1.02	$1.01	$0.80	$0.78	$0.72	$0.70

Based on a weighted average basis, options to purchase 6,588 shares of common stock were excluded for 2016 because their effect would have been anti-dilutive.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

NOTE 14: STOCK BASED COMPENSATION

In 2007, the Board of Directors of FFI approved two equity incentive plans that provided for the grant of stock options, shares of restricted stock, restricted stock units (“RSUs”), stock bonus awards and performance awards (collectively, “Equity Incentive Awards”) to the Company’s executive officers, other key employees and directors up to 1,300,282 shares of the FFI’s common stock. In 2010, shareholders approved an increase of 580,000 in the number of shares available for issuance under one of these plans. In 2015, shareholders approved a new equity incentive plan whereby: the Company can no longer issue Equity Incentive Awards under the previously approved plans; 750,000 shares of common stock will be available for the grant of Equity Incentive Awards to the Company’s executive officers, other key employees and directors; Equity Incentive Awards that are outstanding under the prior plans will remain outstanding and unchanged and subject to the terms of those Plans; and upon termination, cancellation or forfeiture of any of the Equity Incentive Awards that are outstanding under the prior plans, those shares will be added to the pool of shares available for future grants of Equity Incentive Awards under the plan approved in 2015. The Company recognized stock-based compensation expense of $2.6 million, $1.8 million, and $0.9 million in 2018, 2017, and 2016, respectively. Included in the 2018 amount is $2.6 million of expense related to RSUs.

Stock options, when granted, have an exercise price not less than the current market value of the common stock and expire after ten years if not exercised. If applicable, vesting periods are set at the date of grant and the Plans provide for accelerated vesting should a change in control occur.

The following table summarizes the activities in the Plans during 2018:

(dollars in thousands except per share amounts)	Options Granted	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance: December 31, 2017	900,884	$7.73
Options granted	—	—
Options exercised	(308,334)	7.64
Options forfeited	—	—
Balance: December 31, 2018	592,550	7.78	2.88 Years	$3,012
Options exercisable	592,550	$7.78	7.78 Years	$3,012

The intrinsic value of stock options exercised in 2018 was $3.2 million.

The following table summarizes the activities in the Plans during 2017:

(dollars in thousands except per share amounts)	Options Granted	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance: December 31, 2016	1,972,884	$6.34
Options granted	—	—
Options exercised	(1,072,000)	5.18
Options forfeited	—	—
Balance: December 31, 2017	900,884	7.73	3.37 Years	$9,738
Options exercisable	900,884	$7.73	3.37 Years	$9,738

The intrinsic value of stock options exercised in 2017 was $11.7 million.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

The following table summarizes the activities in the Plans during 2016:

(dollars in thousands except per share amounts)	Options Granted	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance: December 31, 2015	2,716,834	$6.35
Options granted	—	—
Options exercised	(690,592)	6.17
Options forfeited	(53,358)	9.18
Balance: December 31, 2016	1,972,884	6.34	2.45 Years	$15,601
Options exercisable	1,945,032	$6.30	2.39 Years	$15,457

The intrinsic value of stock options exercised in 2016 was $3.8 million.

The following table provides a summary of the RSUs issued by the Company under its equity incentive plans for the periods ended December 31:

	2018		2017		2016
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Balance: January 1	149,766	$14.73	117,308	$10.19	134,728	$9.93
New RSUs	119,438	18.03	110,463	17.62	50,568	11.15
Shares vested and issued	(154,884)	15.23	(78,005)	12.01	(67,988)	10.39
RSUs forfeited	—	—	—	—	—	—
Balance December 31	114,320	$17.51	149,766	$14.73	117,308	$10.19

The fair value of the shares vested and issued was $2.8 million, $1.3 million and $0.8 million in 2018, 2017 and 2016, respectively. As of December 31, 2018, the Company had $0.5 million of unrecognized compensation costs related to outstanding RSUs, which will be recognized through November, 2022, subject to the related vesting requirements.

NOTE 15: 401(k) PROFIT SHARING PLAN

The Company’s employees participate in the Company’s 401(k) profit sharing plan (the “401k Plan”) that covers all employees eighteen years of age or older who have completed three months of employment. Each employee eligible to participate in the 401k Plan may contribute up to 100% of his or her compensation, subject to certain statutory limitations. In 2018, the Company matched 100% of a participant’s contribution up to 3% of a participant’s compensation and an additional 50% of a participant’s contribution up to the next 2% of a participant’s compensation. In 2017 and 2016, the Company matched 50% of a participant’s contribution up to 5% of a participant’s compensation. These employer contributions are subject to the plan’s vesting schedule. The Company contributions of $1.7 million, $0.9 million and $0.7 million were included in Compensation and Benefits for 2018, 2017 and 2016, respectively. The Company may also make an additional profit sharing contribution on behalf of eligible employees. No profit sharing contributions were made in 2018, 2017 or 2016.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

NOTE 16: INCOME TAXES

Taxes on income for 2017, and net deferred tax assets as of December 31, 2017, reflect a $5.4 million adjustment recorded as a result of the enactment of H.R.1, the Tax Cuts and Jobs Act which reduced Company’s applicable Federal tax rate from 35% to 21% effective January 1, 2018. The adjustment resulted in lower net deferred tax assets and higher taxes on income.

The Company is subject to federal income tax and California franchise tax. Income tax expense (benefit) was as follows for the years ended December 311:

(dollars in thousands)	2018	2017	2016
Current expense:
Federal	$10,168	$14,122	$10,235
State	5,768	4,384	3,459
Deferred expense (benefit):
Federal	919	4,677	1,263
State	273	(166)	74
Total	$17,128	$23,017	$15,031

The following is a comparison of the federal statutory income tax rates to the Company’s effective income tax rate for the years ended December 31:

	2018		2017		2016
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Income before taxes	$60,086		$50,599		$38,334
Federal tax statutory rate	$12,618	21.00%	$17,710	35.00%	$13,417	35.00%
State tax, net of Federal benefit	4,876	8.12%	3,313	6.55%	2,510	6.55%
Windfall benefit – exercise of stock options	(816)	(1.36)%	(3,762)	(7.43)%	(1,025)	(2.67)%
Change in federal rate	—	—%	5,414	10.70%	—	—%
Other items, net	450	0.75%	342	0.68%	129	0.34%
Effective tax rate	$17,128	28.51%	$23,017	45.49%	$15,031	39.22%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income tax recognition. The following is a summary of the components of the net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31:

(dollars in thousands)	2018	2017
Deferred tax assets (liabilities)
Allowance for loan and REO losses	$4,847	$4,741
Operating loss carryforwards	2,918	3,157
State taxes	1,166	921
Stock-based compensation	642	678
Market valuation: Acquired loans and REO	5,695	2,505
Capital activities – mark to market	103	—
Accrued vacation	561	418
Organizational expenses	192	179
Core deposit intangible	(3,197)	(1,817)
Prepaid expenses	(680)	(586)
Depreciation	(672)	(833)
Accumulated other comprehensive income	476	2,105
Other	1,200	675
Net deferred tax assets	$13,251	$12,143

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

   As part of the merger with DCB, the Company acquired operating loss carryforwards of $13.4 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Service Code and expire in 2032. As a result, the Company will only be able to utilize operating loss carryforwards of $8.2 million, ratably over a period of 20 years.  As part of the merger with PRB, the Company acquired operating loss carryforwards of $3.9 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Service Code and expire in 2035. As part of the mergers with C1B and PBB, the Company acquired operating loss carryforwards of $0.7 and $3.3 million, respectively. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Service Code and expire in 2037. As of December 31, 2018, the remaining operating loss carryforwards from DCB, PRB, C1B, and PBB available to be utilized by the Company were $10.1 million.

The Company has no other operating loss carryforwards. The Company is subject to federal income tax and franchise tax of the state of California. Income tax returns for the periods 2016 through 2018 are open to audit by federal authorities, for the periods 2014 through 2018 by California state authorities, and for 2015 through 2018 by Hawaii state authorities.

NOTE 17: COMMITMENTS AND CONTINGENCIES

Leases

The Company leases certain facilities for its corporate offices and branch operations under non-cancelable operating leases that expire through 2026. Lease expense for 2018, 2017, and 2016 was $5.8 million, $5.2 million, and $4.9 million, respectively. Future minimum lease commitments under all non-cancelable operating leases at December 31, 2018 are as follows:

(dollars in thousands)
Year Ending December 31,
2019	$6,075
2020	5,785
2021	5,507
2022	4,573
2023 and after	3,842
Total	$25,782

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

(dollars in thousands)	2018	2017
Commitments to fund new loans	$27,688	$44,561
Commitments to fund under existing loans, lines of credit	352,148	211,712
Commitments under standby letters of credit	12,001	2,352

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

Years Ended December 31, 2018, 2017, and 2016

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

NOTE 18: DERIVATIVES AND HEDGING ACTIVITIES

Derivatives, specifically interest rate swaps, are used by the Company to reduce the risk that significant increases in interest rates may have on the value of loans held for sale. Derivative transactions are measured in terms of notional amount, which is not recorded in the consolidated statements of financial condition. The notional amount is generally not exchanged and is used as the basis for interest and other contractual payments. Derivatives are reported at their respective fair values in other assets or other liabilities on the consolidated balance sheet, with changes in fair value recognized currently in earnings.

During the fourth quarter of 2018, we entered into two swap agreements, with combined notional amounts of $500 million, to offset the impact of changes in interest rates on the value of loans held for sale. These swaps were designated as fair value hedges using the last-of-layer method with the interest rate risk component of the loans held for sale designated as the hedged risk.

During the second quarter of 2018, we entered into four interest rate swap agreements, with combined notional amounts of $652 million, to mitigate against the effect of increases in interest rates on loans held for sale. These swaps were designated as a non-hedging activities and were closed out in the third quarter of 2018. During 2018, the payment of the difference between the fixed and floating rate of these interest rate swaps resulted in a $0.8 million reduction in loan interest income and the increase in value of these interest rate swaps of $5.9 million was included in gain on sale of loans in 2018.

During the second quarter of 2016, we entered into and closed an interest rate swap agreement, with a notional amount of $228 million, to mitigate against the effect of increases in interest rates on an outstanding commitment to sell loans. The decrease in value of this interest rate swap of $2.4 million was recorded in capital market activities under noninterest income in 2016.

The following table provides information related to derivatives designated as hedging instruments as of December 31, 2018:

	Derivative Assets		Derivative Liabilities
(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

Interest rate contracts	Other assets	$—	Other liabilities	$5,175

The following table provides the effect of fair value hedge accounting on the consolidated income statement for 2018, including the location and amount of gain or (loss) recognized in income on fair value hedging relationships:

(dollars in thousands)	Interest Income - Loans
Gain or (Loss):
Interest contracts:
Hedged items	$4,821
Derivatives designated as hedging instruments	5,175

As of December 31, 2018, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

Balance Sheet Line Item	Carrying Amount of the Hedged Item	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
(dollars in thousands)
Loans held for sale	$507,643	$4,821

These hedges are all designated as hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At December 31, 2018, the amortized cost basis of the closed portfolio used in these hedging relationships were $752 million.

There were no derivative positions outstanding at December 31, 2017 or December 31, 2016.

NOTE 19: RELATED-PARTY TRANSACTIONS

Loans to related parties, including directors and executive officers of the Company and their affiliates, were as follows for the periods presented:

(dollars in thousands)	2018	2017
Balance, January 1	$5,910	$5,910
New loans and advances	—	—
Principal payments received	(5,910)	—
Balance, December 31	$—	$5,910

Interest earned from loans to related parties was $0.1 million in 2018, $0.3 million in 2017 and $0.3 million in 2016.

The Bank held $8.3 million and $5.1 million of deposits from related parties, including directors and executive officers of the Company and their affiliates, as of December 31, 2018 and December 31, 2017, respectively. Interest paid on deposit accounts held by related parties was $11,000 in 2018, $9,000 in 2017 and $3,000 in 2016.

As of December 31, 2018, related parties, including directors and executive officers of the Company and their affiliates, held $29.5 million in assets under management with FFA and FFB. In both 2018 and 2017, the Company received $0.1 million in fees related to these assets under management.

Two executive officers of FFB have minority interests in an entity which FFB uses for software services, for which FFB paid $0.2 million in 2018, 2017 and 2016.

The CEO of the Company is a director of another financial institution that has deposits with the Bank and, in 2018, 2017, and 2016 purchased $52.1 million, $121.9 million and $41.4 million of loans, respectively, from the Bank for which the Bank will continue to provide servicing. The balance of deposits held at the Bank at December 31, 2018 was $20.8 million and the interest paid by the Bank was $0.4 million. The gain on sale of loans in 2018, 2017 and 2016 was $0.2 million, $1.1 million and $0.6 million, respectively. The amount of loans serviced for this financial institution was $205 million at December 31, 2018. In 2013, the Bank participated in a loan to the parent company of this financial institution. This loan was paid off in November 2017. The amount of interest earned on this loan was $0.2 million in each of 2017 and 2016.  In 2017, the Bank participated in a sub debt offering from the financial institution for $15 million. The Bank earned $0.8 million and $0.1 million from this investment in 2018 and 2017, respectively.

The CEO of the Company serves a director of a real estate investment trust that is an affiliate of an investment fund company for which FFA provides subadvisory services. The amount of AUM managed by FFA under this subadvisory agreement was $277 million and $260 million at December 31, 2018 and December 31, 2017, respectively, and the amount of fees earned by FFA were $0.4 million in 2018, 2017 and 2016.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

NOTE 20: REGULATORY MATTERS

FFI and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on FFI and the Bank’s financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of FFI and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  Under a new comprehensive capital framework for U.S. banking organizations, which became effective on January 1, 2015, with certain of their provisions phased-in over a several years through January 1, 2019, the Company (on a consolidated basis) and FFB (on a stand-alone basis) are required to meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices.  The net unrealized gain or loss on available for sale securities is not included in computing regulatory capital.  FFI’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by the regulators to ensure capital adequacy require FFI and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2018 that FFI and the Bank met all capital adequacy requirements.

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB (on a stand-alone basis) as of the respective dates and as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2018
CET1 capital ratio	$460,600	10.67%	$194,179	4.50%
Tier 1 leverage ratio	460,600	8.39%	219,694	4.00%
Tier 1 risk-based capital ratio	460,600	10.67%	258,906	6.00%
Total risk-based capital ratio	481,476	11.16%	345,207	8.00%
December 31, 2017
CET1 capital ratio	$366,236	11.99%	$137,435	4.50%
Tier 1 leverage ratio	366,236	8.44%	173,514	4.00%
Tier 1 risk-based capital ratio	366,236	11.99%	183,246	6.00%
Total risk-based capital ratio	385,236	12.61%	244,328	8.00%
BANK
December 31, 2018
CET1 capital ratio	$453,248	10.51%	$194,058	4.50%	$280,306	6.50%
Tier 1 leverage ratio	453,248	8.26%	219,568	4.00%	274,461	5.00%
Tier 1 risk-based capital ratio	453,248	10.51%	258,744	6.00%	344,992	8.00%
Total risk-based capital ratio	474,124	10.99%	344,992	8.00%	431,240	10.00%
December 31, 2017
CET1 capital ratio	$398,709	13.07%	$137,290	4.50%	$198,308	6.50%
Tier 1 leverage ratio	398,709	9.20%	173,363	4.00%	216,703	5.00%
Tier 1 risk-based capital ratio	398,709	13.07%	183,053	6.00%	244,071	8.00%
Total risk-based capital ratio	417,709	13.69%	244,071	8.00%	305,089	10.00%

As of each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and FFB’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. The required ratios for capital adequacy set forth in the above table do not include the additional capital conservation buffer, though each of the Company and FFB maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

As of December 31, 2018, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $173 million for the CET-1 capital ratio, $179 million for the Tier 1 leverage ratio, $108 million for the Tier 1 risk-based capital ratio and $43 million for the Total risk-based capital ratio. No conditions or events have occurred since December 31, 2018 that we believe have changed FFI’s or FFB’s capital adequacy classifications from those set forth in the above table.

If a banking organization does not hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements, it will face constraints on dividends, equity repurchases and executive compensation based on the amount of the shortfall. The capital buffer is measured against risk weighted assets and is therefore not applicable to the tier 1 leverage ratio. The implementation of the capital conservation buffer began on January 1, 2016 at 0.625%, and increased by 0.625% on each subsequent January 1, until it reached 2.5% on January 1, 2019. The following table sets forth the minimum capital ratios plus the applicable increment of the capital conservation buffer as of the current year and the fully implemented ratios that took effect on January 1, 2019:

	2018	2019
CET-1 to risk-weighted assets	6.375%	7.000%
Tier 1 capital (i.e., CET-1 plus Additional Tier 1) to risk-weighted assets	7.875%	8.500%
Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets	9.875%	10.500%

NOTE 21: OTHER EXPENSES

The following items are included in the consolidated income statements as professional services and marketing costs and other expenses for the years ended December 31:

(dollars in thousands)	2018	2017	2016
Regulatory assessments	$3,652	$2,677	$2,224
Directors’ compensation expenses	596	540	543
Acquisition expenses	3,794	2,640	—

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

NOTE 22: SEGMENT REPORTING

In 2018, 2017, and 2016 the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The reportable segments are determined by products and services offered and the corporate structure. Business segment earnings before taxes are the primary measure of the segment's performance as evaluated by management. Business segment earnings before taxes include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations. Allocations of corporate expenses, such as finance and accounting, data processing and human resources, are calculated based on estimated activity or usage levels. The management accounting process measures the performance of the operating segments based on the Company's management structure and is not necessarily comparable with similar information for other financial services companies. If the management structures and/or the allocation process changes, allocations, transfers and assignments may change. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the years ended December 31:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2018:
Interest income	$207,306	$—	$—	$207,306
Interest expense	49,935	—	1,761	51,696
Net interest income	157,371	—	(1,761)	155,610
Provision for loan losses	4,220	—	—	4,220
Noninterest income	11,322	25,247	(798)	35,771
Noninterest expense	100,778	21,670	4,627	127,075
Income (loss) before taxes on income	$63,695	$3,577	$(7,186)	$60,086
2017:
Interest income	$136,801	$—	$—	$136,801
Interest expense	22,530	—	653	23,183
Net interest income	114,271	—	(653)	113,618
Provision for loan losses	2,762	—	—	2,762
Noninterest income	16,016	23,556	(853)	38,719
Noninterest expense	73,990	20,469	4,517	98,976
Income (loss) before taxes on income	$53,535	$3,087	$(6,023)	$50,599
2016:
Interest income	$100,642	$—	$—	$100,642
Interest expense	11,193	—	—	11,193
Net interest income	89,449	—	—	89,449
Provision for loan losses	4,681	—	—	4,681
Noninterest income	13,832	21,348	(620)	34,560
Noninterest expense	58,422	19,232	3,340	80,994
Income (loss) before taxes on income	$40,178	$2,116	$(3,960)	$38,334

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

The following tables show the financial position for each of our business segments, and of FFI which is included in the column labeled Other, and the eliminating entries used to arrive at our consolidated totals at December 31:

(dollars in thousands)	Banking	Wealth Management	Other	Eliminations	Total
2018:
Cash and cash equivalents	$67,148	$4,636	$6,728	$(11,200)	$67,312
Securities AFS	809,569	—	—	—	809,569
Loans held for sale	507,643	—	—	—	507,643
Loans, net	4,274,669	—	—	—	4,274,669
Premises and equipment	8,221	788	136	—	9,145
FHLB Stock	20,307	—	—	—	20,307
Deferred taxes	12,905	103	243	—	13,251
REO	815	—	—	—	815
Goodwill and Intangibles	99,482	—	—	—	99,482
Other assets	35,906	605	555,465	(553,757)	38,219
Total assets	$5,836,665	$6,132	$562,572	$(564,957)	$5,840,412
Deposits	$4,544,168	$—	$—	$(11,200)	$4,532,968
Borrowings	703,000	—	5,000	—	708,000
Intercompany balances	3,689	467	(4,156)	—	—
Other liabilities	34,886	2,830	2,544	—	40,260
Shareholders’ equity	550,922	2,835	559,184	(553,757)	559,184
Total liabilities and equity	$5,836,665	$6,132	$562,572	$(564,957)	$5,840,412
2017:
Cash and cash equivalents	$120,261	$4,407	$12,664	$(16,938)	$120,394
Securities AFS	519,364	—	—	—	519,364
Loans held for sale	154,380	—	—	—	154,380
Loans, net	3,645,327	—	—	—	3,645,327
Premises and equipment	5,519	926	136	—	6,581
FHLB Stock	19,060	—	—	—	19,060
Deferred taxes	12,008	172	(37)	—	12,143
REO	2,920	—	—	—	2,920
Goodwill and Intangibles	33,576	—	—	—	33,576
Other assets	25,521	179	431,335	(429,595)	27,440
Total assets	$4,537,936	$5,684	$444,098	$(446,533)	$4,541,185
Deposits	$3,460,465	$—	$—	$(16,938)	$3,443,527
Borrowings	628,000	—	50,000	—	678,000
Intercompany balances	3,301	643	(3,944)	—	—
Other liabilities	18,646	2,970	3,091	—	24,707
Shareholders’ equity	427,524	2,071	394,951	(429,595)	394,951
Total liabilities and equity	$4,537,936	$5,684	$444,098	$(446,533)	$4,541,185

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

NOTE 23: QUARTERLY FINANCIAL INFORMATION (Unaudited)

(dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year Ended December 31, 2018:
Interest income	$43,319	$48,498	$58,047	$57,442	$207,306
Interest expense	9,051	12,247	14,321	16,077	51,696
Net interest income	34,268	36,251	43,726	41,365	155,610
Provision for loan losses	1,688	2,450	9	73	4,220
Noninterest income	8,982	6,984	11,104	8,701	35,771
Noninterest expense	28,988	33,982	33,967	30,138	127,075
Income before taxes on income	12,574	6,803	20,854	19,855	60,086
Taxes on income	3,598	1,657	6,147	5,726	17,128
Net income	$8,976	$5,146	$14,707	$14,129	$42,958
Income per share
Basic	$0.23	$0.13	$0.33	$0.32	$1.02
Diluted	$0.23	$0.12	$0.33	$0.31	$1.01
Year Ended December 31, 2017:
Interest income	$30,360	$33,652	$34,878	$37,911	$136,801
Interest expense	4,302	5,757	6,438	6,686	23,183
Net interest income	26,058	27,895	28,440	31,225	113,618
Provision for loan losses	69	1,092	701	900	2,762
Noninterest income	7,783	9,697	9,863	11,376	38,719
Noninterest expense	24,709	22,213	23,393	28,661	98,976
Income before taxes on income	9,063	14,287	14,209	13,040	50,599
Taxes on income	2,950	4,671	4,629	10,767	23,017
Net income	$6,113	$9,616	$9,580	$2,273	$27,582
Income per share
Basic	$0.19	$0.29	$0.28	$0.06	$0.80
Diluted	$0.18	$0.28	$0.27	$0.06	$0.78
Year Ended December 31, 2016:
Interest income	$21,698	$24,573	$26,004	$28,367	$100,642
Interest expense	2,337	2,652	2,841	3,363	11,193
Net interest income	19,361	21,921	23,163	25,004	89,449
Provision for loan losses	400	1,250	1,231	1,800	4,681
Noninterest income	6,985	4,910	15,079	7,586	34,560
Noninterest expense	19,417	19,850	21,536	20,191	80,994
Income before taxes on income	6,529	5,731	15,475	10,599	38,334
Taxes on income	2,742	2,407	5,800	4,082	15,031
Net income	$3,787	$3,324	$9,675	$6,517	$23,303
Income per share
Basic	$0.12	$0.10	$0.30	$0.20	$0.72
Diluted	$0.11	$0.10	$0.29	$0.19	$0.70

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

NOTE 24: PARENT ONLY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
(dollars in thousands)	2018	2017
ASSETS
Cash and cash equivalents	$6,728	$12,664
Premises and equipment, net	136	136
Deferred taxes	243	(37)
Investment in subsidiaries	553,757	429,595
Intercompany receivable	4,156	3,944
Other assets	1,708	1,740
Total Assets	$566,728	$448,042
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Borrowings	$5,000	$50,000
Accounts payable and other liabilities	2,544	3,091
Total Liabilities	7,544	53,091
Shareholders’ Equity
Common Stock	44	38
Additional paid-in-capital	431,832	314,501
Retained earnings	128,461	85,503
Accumulated other comprehensive income (loss), net of tax	(1,153)	(5,091)
Total Shareholders’ Equity	559,184	394,951
Total Liabilities and Shareholders’ Equity	$566,728	$448,042

INCOME STATEMENTS

	For the Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Interest expense—borrowings	$1,761	$653	$—
Noninterest income:
Earnings from investment in subsidiaries	48,153	31,547	25,498
Other income	194	—	—
Total noninterest income	48,347	31,547	25,498
Noninterest expense:
Compensation and benefits	1,395	1,302	971
Occupancy and depreciation	197	197	96
Professional services and marketing costs	2,790	2,741	1,929
Other expenses	1,237	1,130	964
Total noninterest expense	5,619	5,370	3,960
Income before taxes on income	40,967	25,524	21,538
Taxes on income	(1,991)	(2,058)	(1,765)
Net income	$42,958	$27,582	$23,303

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Net income	$42,958	$27,582	$23,303
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	5,567	1,717	(6,697)
Other comprehensive income (loss) before tax	5,567	1,717	(6,697)
Income tax (expense) benefit related to items of other comprehensive income	(1,629)	(707)	2,122
Other comprehensive income (loss)	3,938	1,010	(4,575)
Less: Reclassification adjustment for gains (loss) included in net earnings	—	—	1,043
Income tax (expense) benefit related to reclassification adjustment	—	—	(409)
Reclassification adjustment for gains included in net earnings, net of tax	—	—	634
Other comprehensive income (loss), net of tax	3,938	1,010	(3,941)
Total comprehensive income	$46,896	$28,592	$19,362

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(dollars in thousands)	2018	2017	2016
Cash Flows from Operating Activities:
Net income	$42,958	$27,582	$23,303
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings from investment in subsidiaries	(48,153)	(31,547)	(25,498)
Stock–based compensation expense	65	61	78
Deferred tax liability (benefit)	(280)	(37)	296
Increase in other assets	32	(29)	(1,464)
Increase (decrease) in accounts payable and other liabilities	(547)	3,161	(1,102)
Net cash used in operating activities	(5,925)	(809)	(4,387)
Cash Flows from Investing Activities:
Investment in subsidiaries	—	(72,845)	(40,000)
Dividend from subsidiary	32,000	2,000	5,000
Purchase of premises and equipment	—	—	(24)
Net cash provided by (used in) investing activities	32,000	(70,845)	(35,024)
Cash Flows from Financing Activities:
Proceeds from borrowings	—	50,000	—
Paydowns of borrowings	(45,000)	—	—
Proceeds from the sale of stock, net	13,698	28,386	4,267
Repurchase of stock	(497)	—	—
Intercompany accounts, net decrease (increase)	(212)	(386)	(689)
Net cash (used in) provided by financing activities	(32,011)	78,000	3,578
Increase (decrease) in cash and cash equivalents	(5,936)	6,346	(35,833)
Cash and cash equivalents at beginning of year	12,664	6,318	42,151
Cash and cash equivalents at end of year	$6,728	$12,664	$6,318

NOTE 25: SUBSEQUENT EVENTS

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2018, 2017, and 2016

Cash Dividend

On January 29, 2019, the Board of Directors of the Company declared an initial quarterly cash dividend of $0.05 per common share to be paid on March 15, 2019 to stockholders of record as of the close of business on March 1, 2019.

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness as of December 31, 2018, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting.  Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of December 31, 2018, the Company maintained effective internal control over financial reporting.

The foregoing report on internal control over financial reporting shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Vavrinek, Trine, Day & Co., LLP, independent registered public accounting firm, which audited our consolidated financial statements for the fiscal year ended December 31, 2018 included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2018, as stated in their report included Item 8.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Except for the information regarding our Code of Conduct below, the information required by this Item 10 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2019, for its 2019 Annual Meeting of Stockholders.

Our Board has adopted a Code of Conduct for the Chief Executive Officer and Other Senior Financial Officers (the “Code”) contains specific ethical policies and principles that apply to our principal executive officer, principal financial officer, principal accounting officer and other key accounting and financial personnel. The Code constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act and is our “code of conduct” within the meaning of the listing standards of the Nasdaq Stock Market LLC.

The Code is available in the Investor Relations section of our website at www.ff-inc.com. To the extent required by applicable rules of the SEC and the Nasdaq Stock Market LLC, we will disclose on our website any amendments to the Code and any waivers of the requirements of the Code that may be granted to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions.

Item 11.	Executive Compensation

The information required by this Item 11 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2019, for its 2019 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2019, for its 2019 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2019, for its 2019 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2019, for its 2019 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)	Financial Statements, Financial Statement Schedules

See page 61 for an index of the financial statements filed as part of this Annual Report on Form 10-K. No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or the notes thereto.

(b)	Exhibits

See the Index of Exhibits on page E-1 for a list of exhibits filed as part of this Annual Report on Form 10-K, which Index of Exhibits is incorporated herein by reference.

Item 16.    Form 10-K Summary.

None

INDEX OF EXHIBITS

Exhibit No.	Description
2.1

Agreement and Plan of Merger, dated October 28, 2015, entered into by First Foundation Inc., a California corporation, and First Foundation Inc., a Delaware corporation, to effectuate the Delaware reincorporation (incorporated by reference to Exhibit 2.99 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

2.2

Agreement and Plan of Merger, dated November 25, 2014, by and among the Company, First Foundation Bank and Pacific Rim Bank (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on December 1, 2014).

2.3

Agreement and Plan of Merger, as amended, dated June 29, 2011, by and among the Company, First Foundation Bank and Desert Commercial Bank, together with First, Second and Third Amendments thereto (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form 10, filed on October 17, 2013).

2.4

Agreement and Plan of Reorganization and Merger, dated as of June 14, 2017, by and between the Company and Community 1st Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on June 15, 2017).

2.5

Agreement and Plan of Reorganization and Merger, dated as of December 18, 2017, by and between the Company and PBB Bancorp (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on December 19, 2017).

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
10.7(1)

Amended and Restated Employment Agreement, dated December 31, 2009, by and between the Company, First Foundation Advisors and Ulrich E. Keller, Jr., together with First and Second Amendments thereto (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, filed on October 17, 2013), Third Amendment thereto, dated January 26, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 1, 2016), and Fourth Amendment thereto, dated February 7, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 7, 2018).

Exhibit No.	Description
10.8(1)

Amended and Restated Employment Agreement, dated December 31, 2009, by and between the Company, First

Foundation Bank and Scott F. Kavanaugh, together with First and Second Amendments thereto (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, filed on October 17, 2013), Third Amendment thereto, dated January 26, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2016), and Fourth Amendment thereto, dated February 7, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 7, 2018).

10.9(1)

Amended and Restated Employment Agreement, dated December 31, 2009, by and between the Company, First Foundation Bank, First Foundation Advisors and John Michel, together with First and Second Amendments thereto (incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed on March 25, 2014), Third Amendment thereto, dated January 26, 2016 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 1, 2016), and Fourth Amendment thereto, dated February 7, 2018 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 7, 2018).

10.10(1)

Employment Agreement, dated May 11, 2015, by and between First Foundation Bank and David DePillo (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q, filed on May 11, 2015), and First Amendment thereto, dated February 7, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on February 7. 2018).

10.11(1)(2)	Employment Agreement, dated June 1, 2015, by and between First Foundation Bank and Lindsay Lawrence, and First Amendment thereto.
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

10.15(1)

Change of Control Agreement, dated May 11, 2015, by and between the Company and David DePillo (incorporated by reference to Exhibit 10.22 to the Company’s Quarterly Report on Form 10-Q, filed on May 11, 2015).

10.16(1)(2)	Change of Control Agreement, dated June 1, 2015, by and between the Company and Lindsay Lawrence.
10.17

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

10.19

Second Amendment to Loan Agreement, dated April 6, 2018, by and between the Company and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 9, 2018).

10.20

Third Amendment to Loan Agreement, dated October 30, 2018, by and between the Company and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 31, 2018).

10.21

Pledge and Security Agreement, dated as of February 8, 2017, by and between the Company and NexBank SSB (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 9, 2017).

10.22

Equity Distribution Agreement dated February 16, 2017, by and among the Company, First Foundation Bank, FBR Capital Markets & Co., Raymond James & Associates, Inc., Sandler O’Neill & Partners, L.P., and D.A. Davidson & Co (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on February 17, 2017).

14.1	Code of Conduct for the Chief Executive Officer and Other Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed on March 25, 2014).

Exhibit No.	Description
21.1(2)	Subsidiaries of the Registrant.
23.1(2)	Consent of Vavrinek, Trine, Day & Co., LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K).
31.1(2)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101(2)

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-K for the period ended December 31, 2018, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

(1)Management contract or compensatory plan.

(2)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Irvine California on March 1, 2019.

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

SIGNATURE	TITLE	DATE
/s/ SCOTT F. KAVANAUGH Scott F. Kavanaugh	Chief Executive Officer and Director (Principal Executive Officer)	March 1, 2019
/s/ JOHN M. MICHEL John M. Michel	Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2019
/s/ ULRICH E. KELLER, JR. Ulrich E. Keller, Jr.	Chairman and Director	March 1, 2019
/s/ JAMES BRAKKE James Brakke	Director	March 1, 2019
/s/ MAX BRIGGS Max Briggs	Director	March 1, 2019
/s/ MARTHA CORBETT Martha Corbett	Director	March 1, 2019
/s/ WARREN D. FIX Warren D. Fix	Director	March 1, 2019
/s/ JOHN HAKOPIAN John Hakopian	Director	March 1, 2019
/s/ DAVID LAKE David Lake	Director	March 1, 2019
/s/ MITCHELL M. ROSENBERG Mitchell M. Rosenberg	Director	March 1, 2019
/s/ JACOB SONENSHINE Jacob Sonenshine	Director	March 1, 2019

S-1