Form 10-Q
period 2019-03-31
First Foundation Inc.
filed 2019-05-08
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Stock	FFWM	NASDAQ Global Market

As of May 6, 2019, there were 44,620,831 shares of registrant’s common stock outstanding

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2019

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$80,693	$67,312
Securities available-for-sale (“AFS”)	788,160	809,569
Loans held for sale	613,528	507,643

Loans, net of deferred fees	4,336,065	4,293,669
Allowance for loan and lease losses (“ALLL”)	(19,200)	(19,000)
Net loans	4,316,865	4,274,669

Investment in FHLB stock	22,734	20,307
Deferred taxes	12,832	13,251
Premises and equipment, net	9,259	9,145
Real estate owned (“REO”)	465	815
Goodwill and intangibles	98,852	99,482
Other assets	57,816	38,219
Total Assets	$6,001,204	$5,840,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,568,702	$4,532,968
Borrowings	800,000	708,000
Accounts payable and other liabilities	64,259	40,260
Total Liabilities	5,432,961	5,281,228

Commitments and contingencies	—	—
Shareholders’ Equity
Common Stock, par value $0.001: 70,000,000 shares authorized; 44,620,831 and 44,496,007 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	44	44
Additional paid-in-capital	432,621	431,832
Retained earnings	137,490	128,461
Accumulated other comprehensive loss, net of tax	(1,912)	(1,153)
Total Shareholders’ Equity	568,243	559,184

Total Liabilities and Shareholders’ Equity	$6,001,204	$5,840,412

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	For the Quarter Ended March 31,
	2019	2018
Interest income:
Loans	$53,835	$38,971
Securities	6,165	3,422
FHLB stock, fed funds sold and interest-bearing deposits	544	926
Total interest income	60,544	43,319

Interest expense:
Deposits	15,448	5,872
Borrowings	4,049	3,179
Total interest expense	19,497	9,051

Net interest income	41,047	34,268

Provision for loan losses	540	1,688

Net interest income after provision for loan losses	40,507	32,580

Noninterest income:
Asset management, consulting and other fees	6,794	7,181
Gain on sale of loans	—	545
Other income	1,671	1,256
Total noninterest income	8,465	8,982

Noninterest expense:
Compensation and benefits	18,902	17,169
Occupancy and depreciation	4,868	4,171
Professional services and marketing costs	2,004	2,489
Customer service costs	3,389	2,771
Other expenses	3,782	2,388
Total noninterest expense	32,945	28,988

Income before taxes on income	16,027	12,574
Taxes on income	4,768	3,598
Net income	$11,259	$8,976

Net income per share:
Basic	$0.25	$0.23
Diluted	$0.25	$0.23
Shares used in computation:
Basic	44,540,865	38,577,271
Diluted	44,798,306	39,124,732

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock				Accumulated Other
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance: December 31, 2018	44,496,007	$44	$431,832	$128,461	$(1,153)	$559,184
Net income	—	—	—	11,259	—	11,259
Other comprehensive income	—	—	—	—	(759)	(759)
Stock based compensation	—	—	692	—	—	692
Cash dividend	—	—	—	(2,230)	—	(2,230)
Issuance of common stock:
Exercise of options	13,000	—	97	—	—	97
Stock grants – vesting of Restricted Stock Units	111,824	—	—	—	—	—
Balance: March 31, 2019	44,620,831	$44	$432,621	$137,490	$(1,912)	$568,243

Balance: December 31, 2017	38,207,766	$38	$314,501	$85,503	$(5,091)	$394,951
Net income	—	—	—	8,976	—	8,976
Other comprehensive income	—	—	—	—	(5,264)	(5,264)
Stock based compensation	—	—	1,165	—	—	1,165
Issuance of common stock:		—
Exercise of options	123,000		944	—	—	944
Stock grants – vesting of Restricted Stock Units	99,940	—
Capital Raise	625,730	—	11,341	—	—	11,342
Balance: March 31, 2018	39,056,436	$38	$327,951	$94,479	$(10,355)	$412,114

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	For the Quarter Ended March 31,
	2019	2018

Net income	$11,259	$8,976

Other comprehensive income:
Unrealized holding gains (losses) on securities arising during the period	(1,074)	(7,440)
Other comprehensive income (loss) before tax	(1,074)	(7,440)
Income tax expense (benefit) related to items of other comprehensive income	(315)	(2,176)
Other comprehensive income (loss)	(759)	(5,264)
Total comprehensive income	$10,500	$3,712

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Three Months Ended March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$11,259	$8,976
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	540	1,688
Stock–based compensation expense	692	1,165
Depreciation and amortization	738	664
Deferred tax expense	734	390
Amortization of core deposit intangible	630	325
Amortization of mortgage servicing rights – net	320	234
Amortization of discounts (premiums) on purchased loans – net	(2,171)	(654)
Gain on sale of loans	—	(545)
Gain on sale of REO	(118)	—
Loss (gain) from hedging activities	(291)	—
(Increase) decrease in other assets	887	(2,336)
Increase (decrease) in accounts payable and other liabilities	(2,028)	169
Net cash provided by operating activities	11,192	10,076

Cash Flows from Investing Activities:
Net increase in loans	(141,346)	(296,711)
Proceeds from sale of loans	—	52,376
Proceeds from sale of REO	468	755
Purchase of premises and equipment	(852)	(799)
Recovery of allowance for loan losses	208	—
Purchases of AFS securities	—	(20,000)
Maturities of AFS securities	20,537	18,880
Sale (purchases) of FHLB stock, net	(2,427)	(3,566)
Net cash used in investing activities	(123,412)	(249,065)

Cash Flows from Financing Activities:
Increase in deposits	35,734	192,665
FHLB Advances – net increase (decrease)	92,000	111,000
Line of credit net change – borrowings (paydowns), net	—	(20,000)
Dividends paid	(2,230)	—
Proceeds from sale of stock, net	97	12,286
Net cash provided by financing activities	125,601	295,951

Increase in cash and cash equivalents	13,381	56,962
Cash and cash equivalents at beginning of year	67,312	120,394
Cash and cash equivalents at end of period	$80,693	$177,356

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$149	$18
Interest	17,447	8,534
Noncash transactions:
Transfer of loans to (from) loans held for sale	$101,397	$46,338
Mortgage servicing rights created from loan sales	—	317
Chargeoffs (recoveries) against allowance for loans losses	548	88
Acquisition reconciliation – goodwill/deferred taxes	—	300

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2019 - UNAUDITED

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements include First Foundation Inc. (“FFI”) and its wholly owned subsidiaries: First Foundation Advisors (“FFA”) and First Foundation Bank (“FFB” or the “Bank”) and the wholly owned subsidiaries of FFB, First Foundation Insurance Services (“FFIS”) and Blue Moon Management, LLC (collectively referred to as the “Company”). All intercompany balances and transactions have been eliminated in consolidation. The results of operations reflect any interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The results for the 2019 interim periods are not necessarily indicative of the results expected for the full year.

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

The accompanying unaudited consolidated financial statements include all information and footnotes required for interim financial statement presentation. These financial statements assume that readers have read the most recent Annual Report on Form 10-K which contains the latest available audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2018.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2019 presentation.

In March 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-01, Codification Improvements to Topic 842, Leases. ASU 2019-01 provides improvements to clarify ASU 2016-02, Leases (Topic 842), or to correct unintended application of guidance. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The adoption of ASU 2019-01 is not expected to have a significant impact on the Company's consolidated financial statements.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. ASU 2018-19 provides improvements to clarify the guidance in the amendments in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), or to correct unintended application of guidance.  We expect the adoption of ASU 2018-19 will impact the Company’s accounting for credit losses in the same manner as the guidance in ASU 2016-13 described below.

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

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment which provides updated guidance on how an entity is required to test goodwill for impairment. This update is effective for the Company for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The adoption of ASU 2017-04 is not expected to have a material effect on the Company’s consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which introduces new guidance for the accounting for credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new model, referred to as the current expected credit losses (CECL) model, will apply to financial assets subject to credit losses and measured at amortized cost, and certain

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2019 – UNAUDITED

off-balance sheet credit exposures. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure. This update is effective for the Company for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company has begun analyzing the data requirements needed to implement the adoption of ASU 2016-13 and we expect that the adoption of ASU 2016-13 may have a significant impact on the Company’s recording of its allowance for loan losses. The financial statement impact of the implementation of ASU 2016-13 is undeterminable at this time.

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

For the Quarter Ended March 31, 2019 – UNAUDITED

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

Pro Forma Information (unaudited)

The following table presents unaudited pro forma information for the three months periods ending March 31, 2018 as if the acquisition of PBB had occurred on January 1, 2018, after giving effect to certain adjustments. The unaudited pro forma information for this period includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, adjustments for interest expense on deposits acquired, acquisition costs, and the related income tax effects of all these items. The net effect of these pro forma adjustments was an increase of $0.4 million in net income for the three months ended March 31, 2018. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

(dollars in thousands)	Three Months Ended March 31, 2018
Net interest income	$41,063
Provision for loan losses	1,688
Noninterest income	9,524
Noninterest expenses	32,868
Income before taxes	16,031
Taxes on income	4,624
Net income	$11,407

Net income per share:
Basic	$0.26
Diluted	$0.26

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

For the Quarter Ended March 31, 2019 – UNAUDITED

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

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2019:
Investment securities available for sale:
Agency mortgage-backed securities	$701,612	$—	$701,612	$—
Beneficial interest – FHLMC securitizations	30,616	—	—	30,616
Corporate bonds	54,427	—	54,427	—
Other	1,505	499	1,006	—
Investment in equity securities	399	399	—	—
Total assets at fair value on a recurring basis	$788,559	$898	$757,045	$30,616

Derivatives:
Interest rate swaps	10,196	—	10,196	—

December 31, 2018:
Investment securities available for sale:
Agency mortgage-backed securities	$721,669	—	388,527	333,142
Beneficial interest – FHLMC securitizations	32,086	—	—	32,086
Corporate bonds	54,344	—	54,344	—
Other	1,470	497	973	—
Investment in equity securities	352	352	—	—
Total assets at fair value on a recurring basis	$809,921	$849	$443,844	$365,228

Derivatives:
Interest rate swaps	5,175	—	5,175	—

The decrease in Level 3 assets from December 31, 2018 was due to a change in pricing methodology of agency mortgage-backed securities. The December 31, 2018 agency mortgage-backed securities Level 2 and Level 3 values have been adjusted to reflect a correction to the amounts previously reported. The total amount of agency mortgage-backed securities at December 31, 2018 did not change.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2019 – UNAUDITED

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Impaired Loans. ASC 820-10 applies to loans measured for impairment in accordance with ASC 310-10, Accounting by Creditors for Impairment of a Loan, at the fair value of the loan’s collateral (if the loan is collateral dependent) less estimated selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3. The total collateral dependent impaired Level 3 loans were $21.9 million and $12.8 million at March 31, 2019 and December 31, 2018, respectively.  There were no specific reserves related to these loans at March 31, 2019 and December 31, 2018.

Real Estate Owned.  The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.  As of March 31, 2019 and December 31, 2018, the fair value of real estate owned was $0.5 million and $0.8 million, respectively.

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

Fair Value of Financial Instruments

FASB ASC 825, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate such value. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis are discussed above. The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies and are based on the exit price notion set forth by ASU 2016-1. In cases where quoted market prices are not available, fair values are based on estimates using present value or other market value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The aggregate fair value amounts presented below do not represent the underlying value of the Company.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2019 – UNAUDITED

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include beneficial interests – FHLMC securitization. Significant assumptions in the valuation of these Level 3 securities as of March 31, 2019 and December 31, 2018 included a prepayment rate of 15% and discount rates ranging from 4.0% to 10%.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2019 – UNAUDITED

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
March 31, 2019:
Assets:
Cash and cash equivalents	$80,693	$80,693	$—	$—	$80,693
Securities AFS	788,160	499	757,045	30,616	788,160
Loans held for sale	613,528	—	607,631	—	607,631
Loans, net	4,316,865	—	—	4,361,565	4,361,565
Investment in FHLB stock	22,734	—	22,734	—	22,734
Investment in equity securities	399	399	—	—	399

Liabilities:
Deposits	4,568,702	2,598,436	1,963,623	—	4,562,059
Borrowings	800,000	—	795,000	5,000	800,000
Interest rate swaps	10,196	—	10,196	—	10,196

December 31, 2018:
Assets:
Cash and cash equivalents	$67,312	$67,312	$—	$—	$67,312
Securities AFS	809,569	497	443,844	365,228	809,569
Loans held for sale	507,643	—	517,273	—	517,273
Loans, net	4,274,669	—	—	4,408,788	4,408,788
Investment in FHLB stock	20,307	—	20,307	—	20,307
Investment in equity securities	352	352	—	—	352

Liabilities:
Deposits	4,532,968	2,582,758	1,943,635	—	4,526,393
Borrowings	708,000	—	703,000	5,000	708,000
Interest rate swaps	5,175	—	5,175	—	5,175

NOTE 4: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2019:
Agency mortgage-backed securities	$704,262	$4,338	$(6,988)	$701,612
Beneficial interests in FHLMC securitization	31,136	1,308	(1,828)	30,616
Corporate bonds	54,000	497	(70)	54,427
Other	1,465	41	(1)	1,505
Total	$790,863	$6,184	$(8,887)	$788,160

December 31, 2018:
Agency mortgage-backed securities	$723,597	$11,883	$(13,811)	$721,669
Beneficial interests in FHLMC securitization	32,143	1,756	(1,813)	32,086
Corporate bonds	54,000	638	(294)	54,344
Other	1,458	15	(3)	1,470
Total	$811,198	$14,292	$(15,921)	$809,569

US Treasury securities of $0.5 million as of March 31, 2019 that are included in the table above as Other are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations. As of March 31, 2019, $78 million of agency mortgage-backed securities are pledged as collateral as support for the Banks’s obligations under a loan sales and securitization agreement entered into in 2018.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2019 – UNAUDITED

The tables below indicate, as of March 31, 2019 and December 31, 2018, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$—	$—	$356,193	$(6,988)	$356,193	$(6,988)
Beneficial interests in FHLMC securitization	—	—	6,605	(1,828)	6,605	(1,828)
Corporate bonds	3,930	(70)	—	—	3,930	(70)
Other	—	—	299	(1)	299	(1)
Total temporarily impaired securities	$3,930	(70)	$363,097	$(8,817)	$367,027	$(8,887)

	Securities with Unrealized Loss at December 31, 2018
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$—	$—	$387,151	$(13,811)	$387,151	$(13,811)
Beneficial interests in FHLMC securitization	429	(11)	7,038	(1,802)	7,467	(1,813)
Corporate bonds	38,706	(294)	—	—	38,706	(294)
Other	—	—	497	(3)	497	(3)
Total temporarily impaired securities	$39,135	$(305)	$394,686	$(15,616)	$433,821	$(15,921)

Unrealized losses in agency mortgage-backed securities, beneficial interests in FHLMC securitizations, and other securities have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell, it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in discount rates and assumptions regarding future interest rates. The fair value is expected to recover as the bonds approach maturity.

The scheduled maturities of securities AFS and the related weighted average yields were as follows for the periods indicated:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
March 31, 2019
Amortized Cost:
Corporate bonds	$—	$—	$54,000	$—	$54,000
Other	500	—	965	—	1,465
Total	500	—	54,965	—	55,465
Weighted average yield	$1.03%	—%	5.29%	—%	5.25%
Estimated Fair Value:
Corporate bonds	$—	$—	$54,427	$—	$54,427
Other	499	—	1,006	—	1,505
Total	$499	$—	$55,433	$—	$55,932

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2019 – UNAUDITED

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
December 31, 2018
Amortized Cost:
Corporate bonds	$—	$—	$54,000	$—	$54,000
Other	500	—	958	—	1,458
Total	500	—	54,958	—	55,458
Weighted average yield	1.03%	—%	5.29%	—%	5.25%
Estimated Fair Value:
Corporate bonds	$—	$—	$54,344	$—	$54,344
Other	497	—	973	—	1,470
Total	$497	$—	$55,317	$—	$55,814

Agency mortgage-backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage-backed securities and beneficial interests as of March 31, 2019 was 2.92%.

NOTE 5: LOANS

The following is a summary of our loans as of:

(dollars in thousands)	March 31, 2019	December 31, 2018
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$1,987,690	$1,956,935
Single family	903,992	904,828
Total real estate loans secured by residential properties	2,891,682	2,861,763
Commercial properties	902,060	869,169
Land	59,917	80,187
Total real estate loans	3,853,659	3,811,119
Commercial and industrial loans	454,849	449,805
Consumer loans	17,693	22,699
Total loans	4,326,201	4,283,623
Premiums, discounts and deferred fees and expenses	9,864	10,046
Total	$4,336,065	$4,293,669

As of March 31, 2019 and December 31, 2018, the principal balances shown above are net of unaccreted discount related to loans acquired in an acquisition of $11.1 million and $13.3 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2019 – UNAUDITED

In 2017 and 2018 the Company purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	March 31, 2019	December 31, 2018
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$371	$451
Commercial properties	7,477	10,871
Land	1,081	1,089
Total real estate loans	8,929	12,411
Commercial and industrial loans	1,434	1,150
Consumer loans	9	10
Total loans	10,372	13,571
Unaccreted discount on purchased credit impaired loans	(4,861)	(6,490)
Total	$5,511	$7,081

Accretable yield, or income expected to be collected on purchased credit impaired loans, and the related changes, is as follows for the periods indicated:

(dollars in thousands)	Three Months Ended March 31, 2019	Year Ended December 31, 2018

Beginning balance	$767	$850
Accretion of income	(80)	(1,509)
Acquisition	—	1,887
Disposals	(51)	(461)
Ending balance	$636	$767

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
March 31, 2019:
Real estate loans:
Residential properties	$—	$664	$—	$1,811	$2,475	$2,889,207	$2,891,682
Commercial properties	—	—	—	2,533	2,533	899,527	902,060
Land	—	—	—	697	697	59,220	59,917
Commercial and industrial loans	4,521	610	—	10,496	15,627	439,222	454,849
Consumer loans	5	4	—	—	9	17,684	17,693
Total	$4,526	$1,278	$—	$15,537	$21,341	$4,304,860	$4,326,201

Percentage of total loans	0.10%	0.03%	—%	0.36%	0.49%

December 31, 2018:
Real estate loans:
Residential properties	$74	$—	$499	$651	$1,224	$2,860,539	$2,861,763
Commercial properties	440	117	—	1,607	2,164	867,005	869,169
Land	2,000	—	—	697	2,697	77,490	80,187
Commercial and industrial loans	12,541	300	536	8,559	21,936	427,869	449,805
Consumer loans	—	7	—	2	9	22,690	22,699
Total	$15,055	$424	$1,035	$11,516	$28,030	$4,255,593	$4,283,623

Percentage of total loans	0.35%	0.01%	0.02%	0.27%	0.65%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2019 – UNAUDITED

The following table presents the loans classified as troubled debt restructurings (“TDR”) by accrual and nonaccrual status as of:

	March 31, 2019			December 31, 2018
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial real estate loans	$1,245	$1,464	$2,709	$1,264	$1,491	$2,755
Commercial and industrial loans	—	2,018	2,018	—	2,096	2,096
Total	1,245	3,482	4,727	1,264	3,587	4,851

The following table provides information on loans that were modified as TDRs for the following periods:

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Three Months Ended March 31, 2019:
Commercial real estate loans	—	$—	$—	$—
Commercial loans	1	49	49	—
Total	1	$49	$49	$—

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year Ended December 31, 2018:
Commercial real estate loans	1	$1,264	$1,264	$—
Commercial loans	3	2,096	2,096	—
Total	4	$3,360	$3,360	$—

All of these loans were classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loans. These loans have been paying in accordance with the terms of their restructure.

NOTE 6: ALLOWANCE FOR LOAN LOSSES

The following is a roll forward of the Bank’s allowance for loan losses for the quarters ended March 31:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
2019:
Real estate loans:
Residential properties	$9,216	$422	$—	$—	$9,638
Commercial properties	4,547	(232)	—	—	4,315
Land	391	(149)	—	—	242
Commercial and industrial loans	4,628	503	(543)	207	4,795
Consumer loans	218	(4)	(5)	1	210
Total	$19,000	$540	$(548)	$208	$19,200

2018
Real estate loans:
Residential properties	$9,715	$193	$—	$—	$9,908
Commercial properties	4,399	(9)	—	—	4,390
Land	395	(60)	—	—	335
Commercial and industrial loans	3,624	1,557	(88)	—	5,093
Consumer loans	267	7	—	—	274
Total	$18,400	$1,688	$(88)	$—	$20,000

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2019 – UNAUDITED

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of:

	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
(dollars in thousands)	Individually	Collectively	Impaired	Total	Other Loans
March 31, 2019:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,638	$—	$9,638	$1,524
Commercial properties	117	4,198	—	4,315	1,589
Land	—	242	—	242	47
Commercial and industrial loans	507	4,288	—	4,795	509
Consumer loans	—	210	—	210	2
Total	$624	$18,576	$—	$19,200	$3,671
Loans:
Real estate loans:
Residential properties	$1,811	$2,889,871	$—	$2,891,682	$234,595
Commercial properties	8,944	889,412	3,704	902,060	280,393
Land	697	58,418	802	59,917	37,624
Commercial and industrial loans	10,496	443,348	1,005	454,849	55,921
Consumer loans	—	17,693	—	17,693	314
Total	$21,948	$4,298,742	$5,511	$4,326,201	$608,847

December 31, 2018:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,216	$—	$9,216	$1,724
Commercial properties	126	4,421	—	4,547	1,779
Land	—	391	—	391	84
Commercial and industrial loans	290	4,338	—	4,628	633
Consumer loans	—	218	—	218	3
Total	$416	$18,584	$—	$19,000	$4,223
Loans:
Real estate loans:
Residential properties	$651	$2,861,112	$—	$2,861,763	$241,698
Commercial properties	2,871	860,835	5,463	869,169	275,516
Land	697	78,681	809	80,187	41,132
Commercial and industrial loans	8,559	440,437	809	449,805	61,183
Consumer loans	—	22,699	—	22,699	366
Total	$12,778	$4,263,764	$7,081	$4,283,623	$619,895

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in a business combination, and the stated principal balance of the related loans. The discount is equal to 0.60% and 0.68% of the stated principal balance of these loans as of March 31, 2019 and December 31, 2018, respectively. In addition to this unaccreted credit component discount, an additional $0.3 million and $0.4 million of ALLL has been provided for these loans as of March 31, 2019 and December 31, 2018, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2019 – UNAUDITED

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
March 31, 2019:
Real estate loans:
Residential properties	$2,886,943	$2,928	$—	$1,811	$2,891,682
Commercial properties	880,599	6,696	5,821	8,944	902,060
Land	58,418	—	802	697	59,917
Commercial and industrial loans	440,126	918	3,309	10,496	454,849
Consumer loans	17,693	—	—	—	17,693
Total	$4,283,779	$10,542	$9,932	$21,948	$4,326,201

December 31, 2018:
Real estate loans:
Residential properties	$2,857,666	$3,446	$—	$651	$2,861,763
Commercial properties	845,672	13,024	7,602	2,871	869,169
Land	78,681	—	809	697	80,187
Commercial and industrial loans	431,751	7,723	1,772	8,559	449,805
Consumer loans	22,699	—	—	—	22,699
Total	$4,236,469	$24,193	$10,183	$12,778	$4,283,623

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2019 – UNAUDITED

Impaired loans evaluated individually and any related allowance are as follows as of:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
March 31, 2019:
Real estate loans:
Residential properties	$1,835	$1,811	$—	$—	$—
Commercial properties	7,816	7,699	1,245	1,245	117
Land	697	697	—	—	—
Commercial and industrial loans	6,974	6,766	3,750	3,730	507
Total	$17,322	$16,973	$4,995	$4,975	$624

December 31, 2018:
Real estate loans:
Residential properties	$651	$651	$—	$—	$—
Commercial properties	1,607	1,607	1,264	1,264	126
Land	697	697	—	—	—
Commercial and industrial loans	6,543	6,543	2,016	2,016	290
Total	$9,498	$9,498	$3,280	$3,280	$416

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the:

	Three months Ended March 31, 2019		Year Ended December 31, 2018
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$1,151	$—	$276	$—
Commercial properties	6,927	74	3,459	90
Land	697	—	—	—
Commercial and industrial loans	9,499	—	9,117	—
Total	$18,274	$74	$12,852	$90

There was no interest income recognized on a cash basis in either 2019 or 2018 on impaired loans.

NOTE 7: LOAN SALES AND MORTGAGE SERVICING RIGHTS

During the first three months of 2019, FFB did not have any loan sales. In 2018, FFB sold $674 million of multifamily loans to financial institutions and recognized a gain of $0.4 million.

For sales of multifamily loans, FFB retained servicing rights for the majority of these loans and recognized mortgage servicing rights as part of the transactions. As of March 31, 2019 and December 31, 2018, mortgage servicing rights were $6.1 million and $6.4 million, respectively and the amount of loans serviced for others totaled $1.3 billion at March 31, 2019 and December 31, 2018. Servicing fees for the three months ended March 31, 2019, and in 2018 were $0.4 million and $1.1 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2019 – UNAUDITED

NOTE 8: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$1,114,596	—	$1,074,661	—
Interest-bearing	307,854	0.790%	317,380	0.798%
Money market and savings	1,175,986	1.180%	1,190,717	1.115%
Certificates of deposits	1,970,266	2.276%	1,950,210	2.142%
Total	$4,568,702	1.338%	$4,532,968	1.270%

At March 31, 2019, of the $398 million of certificates of deposits of $250,000 or more, $376 million mature within one year and $22 million mature after one year. Of the $1.6 billion of certificates of deposit of less than $250,000, $1.5 billion mature within one year and $51 million mature after one year. At December 31, 2018, of the $360 million of certificates of deposits of $250,000 or more, $332 million mature within one year and $28 million mature after one year. Of the $1.6 billion of certificates of deposit of less than $250,000, $1.5 billion mature within one year and $53 million mature after one year.

NOTE 9: BORROWINGS

At March 31, 2019, our borrowings consisted of $795 million of overnight FHLB advances at the Bank and $5 million of borrowings outstanding on a holding company line of credit. At December 31, 2018, our borrowings consisted of $703 million of overnight FHLB advances at the Bank and $5 million of borrowings outstanding on a holding company line of credit. The overnight FHLB advances were paid in full in the early part of April 2019 and January 2019, respectively, and bore interest rates of 2.58% and 2.56%, respectively. At March 31, 2019, the interest rate on the holding company line of credit was 6.30%. Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis.

FHLB advances are collateralized primarily by loans secured by multifamily and commercial real estate properties with a carrying value of $3.1 billion as of March 31, 2019. As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB. The Bank’s total borrowing capacity from the FHLB at March 31, 2019 was $2.3 billion. In addition to the $795 million borrowing at March 31, 2019, the Bank had in place $231 million of letters of credit from the FHLB which are used to meet collateral requirements for borrowings from the State of California and local agencies.

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

The Bank also has $120 million available borrowing capacity through unsecured fed funds lines, ranging in size from $20 million to $25 million, with five other financial institutions and a $57 million secured line with the Federal Reserve Bank. None of these lines had outstanding borrowings as of March 31, 2019. Combined, the Bank’s unused lines of credit as of March 31, 2019 and December 31, 2018 were $1.5 billion and $1.5 billion, respectively. The average balance of overnight borrowings during the first three months of 2019 was $636 million, as compared to $557 million during all of 2018.

NOTE 10: LEASES

The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using the alternative transition method whereby comparative periods were not restated. No cumulative effect adjustment to the opening balance of retained earnings was required.

The Company leases certain facilities for its corporate offices and branch operations under non-cancelable operating leases that expire through 2026. All leases were classified as operating leases and therefore, were previously not recognized on the Company’s consolidated balance sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2019 – UNAUDITED

Certain leases include options to renew, with renewal terms that can extend the lease term. The depreciable life of leased assets are limited by the expected lease term.

Adoption of this standard resulted in the Company recognizing a right of use asset of $21.1 million, a corresponding lease liability of $22.7 million on January 1, 2019 and eliminated a $1.6 million deferred rent liability recognized under previous accounting standards.

Supplemental lease information at or for the three months ended March 31, 2019 is as follows:

(dollars in thousands)
Balance Sheet:
Operating lease asset classified as other assets	$20,015
Operating lease liability classified as other liabilities	21,644

Income Statement:
Operating lease cost classified as occupancy and equipment expense	$1,188

Weighted average lease term, in years	3.12
Weighted average discount rate	5.53
Operating cash flows	$1,497

The calculated amount of the ROU assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments.  The Company’s lease agreements often include one or more options to renew at the Company’s discretion. Topic 842 requires the use of the rate implicit in the lease whenever this rate is readily determinable.  As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.

The table below summarizes the maturity of remaining lease liabilities at March 31, 2019:

(dollars in thousands)
2019	$4,591
2020	6,052
2021	5,511
2022	4,607
2023 and after	3,893
Total future minimum lease payments	$24,654
Discount on cash flows	(3,010)
Total lease liability	$21,644

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2019 – UNAUDITED

NOTE 11: EARNINGS PER SHARE

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

	2019		2018
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$11,259	$11,259	$8,976	$8,976

Basic common shares outstanding	44,540,865	44,540,865	38,577,271	38,577,271
Effect of contingent shares issuable		1,592		1,592
Effect of options and restricted stock		255,849		545,869
Diluted common shares outstanding		44,798,306		39,124,732

Earnings per share	$0.25	$0.25	$0.23	$0.23

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Quarter Ended March 31, 2019 – UNAUDITED

NOTE 12: SEGMENT REPORTING

For the quarters ended March 31, 2019 and 2018, the Company had two reportable business segments: Banking (FFB and FFIS) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Quarter ended March 31, 2019:
Interest income	$60,544	$—	$—	$60,544
Interest expense	19,482	—	15	19,497
Net interest income	41,062	—	(15)	41,047
Provision for loan losses	540	—	—	540
Noninterest income	2,994	5,731	(260)	8,465
Noninterest expense	26,587	5,518	840	32,945
Income (loss) before taxes on income	$16,929	$213	$(1,115)	$16,027

Quarter ended March 31, 2018:
Interest income	$43,319	$—	$—	$43,319
Interest expense	8,520	—	531	9,051
Net interest income	34,799	—	(531)	34,268
Provision for loan losses	1,688	—	—	1,688
Noninterest income	2,557	6,414	11	8,982
Noninterest expense	21,811	5,817	1,360	28,988
Income (loss) before taxes on income	$13,857	$597	$(1,880)	$12,574

NOTE 13: SUBSEQUENT EVENTS

Cash Dividend

On May 2, 2019, the Board of Directors of the Company declared an initial quarterly cash dividend of $0.05 per common share to be paid on June 17, 2019 to stockholders of record as of the close of business on June 3, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the quarter ended March 31, 2019 as compared to our results of operations in the quarter ended March 31, 2018; and our financial condition at March 31, 2019 as compared to our financial condition at December 31, 2018. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2018, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (our “2018 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019.

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

The principal risks and uncertainties to which our businesses are subject are discussed in Item 1A in our 2018 10-K and in this Item 2 below. Therefore, you are urged to read not only the information contained in this Item 2, but also the risk factors and other cautionary information contained in Item 1A of our 2018 10-K, which qualify the forward-looking statements contained in this report.

Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this report or in our 2018 10-K, except as may otherwise be required by applicable law or government regulations.

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

Overview and Recent Developments

The Company declared and paid its first quarterly cash dividend of $0.05 per common share in the first quarter of 2019.

Total loans, including loans held for sale, increased $148 million in the first quarter of 2019 as a result of $400 million of originations and a $5 million increase in the mark to market for loans held for sale which were partially offset by payoffs or scheduled payments of $256 million. Total revenues (net interest income and noninterest income) increased by 14% in the first three months of 2019 when compared to the first three months of 2018.

Results of Operations

Consolidated net income and income before taxes in the first quarter of 2019 were $11.3 million and $16.0 million, respectively, as compared to $9.0 million and $12.6 million, respectively, in the first quarter of 2018.

The effective tax rate for the first quarter of 2019 was 29.7% as compared to 28.6% for the first quarter of 2018 and as compared to our statutory tax rate of 29.0%.

The primary sources of revenue for Banking are net interest income, fees from its deposits, trust, consulting and insurance services and loan fees. The primary source of revenue for Wealth Management is asset management fees assessed on the balance of assets under management (“AUM”). Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 54% and 77%, respectively, of the total noninterest expense for Banking and Wealth Management in the first quarter of 2019.

The following table shows key operating results for each of our business segments for the quarter ended March 31:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2019:
Interest income	$60,544	$—	$—	$60,544
Interest expense	19,482	—	15	19,497
Net interest income	41,062	—	(15)	41,047
Provision for loan losses	540	—	—	540
Noninterest income	2,994	5,731	(260)	8,465
Noninterest expense	26,587	5,518	840	32,945
Income (loss) before taxes on income	$16,929	$213	$(1,115)	$16,027
2018:
Interest income	$43,319	$—	$—	$43,319
Interest expense	8,520	—	531	9,051
Net interest income	34,799	—	(531)	34,268
Provision for loan losses	1,688	—	—	1,688
Noninterest income	2,557	6,414	11	8,982
Noninterest expense	21,811	5,817	1,360	28,988
Income (loss) before taxes on income	$13,857	$597	$(1,880)	$12,574

General. Consolidated income before taxes in the first quarter of 2019 was $16.0 million, as compared to $12.6 million in the first quarter of 2018. The $3.5 million increase in income before taxes was the result of a $3.1 million increase in income before taxes for Banking, a $0.4 million decrease for Wealth Management, a $0.5 million decrease in corporate interest expenses and a $0.3 million net decrease in other corporate income and expenses. The increase in Banking was due to higher net interest income and a lower provision for loan losses which was partially offset by higher noninterest expenses. The decrease in Wealth Management was due to lower noninterest income which was partially offset by lower noninterest expenses.

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

	2019			2018
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate
Interest-earning assets:
Loans	$4,835,920	$53,835	4.46%	$3,942,402	$38,971	3.96%
Securities	802,503	6,165	3.07%	519,259	3,422	2,64%
FHLB stock, fed funds, and deposits	48,801	544	4.52%	158,425	926	2.37%
Total interest-earning assets	5,687,224	60,544	4.27%	4,620,086	43,319	3.76%

Noninterest-earning assets:
Nonperforming assets	12,226			11,579
Other	184,081			66,751
Total assets	$5,883,531			$4,698,416

Interest-bearing liabilities:
Demand deposits	$313,084	$732	0.95%	$226,618	305	0.55%
Money market and savings	1,173,837	3,350	1,16%	1,110,910	2,254	0.82%
Certificates of deposit	2,018,270	11,366	2.28%	984,523	3,313	1.36%
Total interest-bearing deposits	3,505,191	15,448	1.79%	2,322,051	5,872	1.03%
Borrowings	637,036	4,049	2.58%	735,024	3,179	1.75%
Total interest-bearing liabilities	4,142,227	19,497	1.91%	3,057,075	9,051	1.20%

Noninterest-bearing liabilities:
Demand deposits	$1,124,318			$1,220,435
Other liabilities	58,077			21,650
Total liabilities	5,324,622			4,299,160
Shareholders’ equity	558,909			399,256
Total liabilities and equity	$5,883,531			$4,698,416

Net Interest Income		$41,047			$34,268

Net Interest Rate Spread			2.36%			2.56%

Net Yield on Interest-earning Assets			2.88%			2.96%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the first quarter ended March 31, 2019, as compared to the first quarter in 2018:

	Increase (Decrease) due to		Net Increase (Decrease)
(dollars in thousands)	Volume	Rate

Interest earned on:
Loans	$9,613	$5,251	$14,864
Securities	2,113	630	2,743
FHLB stock, fed funds and deposits	(892)	510	(382)
Total interest-earning assets	10,834	6,391	17,225

Interest paid on:
Demand deposits	146	281	427
Money market and savings	133	963	1,096
Certificates of deposit	4,905	3,148	8,053
Borrowings	(468)	1,338	870
Total interest-bearing liabilities	4,716	5,730	10,446
Net interest income	$6,118	$661	$6,779

Net interest income for Banking increased 18% from $34.8 million in the first quarter of 2018, to $41.1 million in the first quarter of 2019 due to a 23% increase in interest-earning assets which was partially offset by a decrease in our net interest rate spread. The decrease in the net interest rate spread from 2.56% in the first quarter of 2018 to 2.36% in the first quarter of 2019 was due to an increase in the cost of interest-bearing liabilities from 1.20% in the first quarter of 2018 to 1.91% in the first quarter of 2019 which was partially offset by an increase in yield on total interest-earning assets from 3.76% in the first quarter of 2018 to 4.27% in the first quarter of 2019. The decrease in our net interest rate spread was offset by a larger benefit derived from noninterest-bearing funding sources, including noninterest-bearing deposits and equity, as interest rates rise. As a result, our net yield on interest-earning assets only decreased eight basis points from 2.96% in the first quarter of 2018 to 2.88% in the first quarter of 2019. The yield on interest-earning assets increased as new loans and securities added to the portfolio bear interest rates higher than the current portfolio rates as a result of increases in market rates. In addition, the realization of credit and yield discounts on the payoff of acquired loans was $1.7 million in the first quarter of 2019 as compared to $0.1 million in the first quarter of 2018. The increase in the cost of interest-bearing liabilities was due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates, and increased costs of borrowings as the average rate on FHLB advances increased from 1.55% in the first quarter of 2018 to 2.57% in the first quarter of 2019. The average balance outstanding under the holding company line of credit decreased from $41.7 million in the first quarter of 2018 to $1.1 million in the first quarter of 2019, resulting in a $0.5 million decrease in corporate interest expense.

Provision for loan losses. The provision for loan losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. The provision for loan losses in the first quarter of 2019 and 2018 was $0.5 million and $1.7 million, respectively. The growth in loans subject to ALLL in the first quarter of 2018 was 65% higher than the growth in such loans the first quarter of 2019.

Noninterest income. The following table provides a breakdown of noninterest income for Banking for the quarters ended March 31:

(dollars in thousands)	2019	2018

Trust fees	$1,185	$822
Loan related fees	1,145	564
Deposit charges	202	120
Gain on sale of loans	—	545
Consulting fees	106	118
Other	356	388
Total noninterest income	$2,994	$2,557

Noninterest income in Banking in the first quarter of 2019 was $0.4 million higher than the first quarter of 2018 as higher trust fees and loan fees, including prepayment and servicing fees, more than offset the decrease in gain on loans held for sale. During the first quarter of 2018 we realized $0.5 million in gains on the sale of $52 million of multifamily loans with no sales of loans in the first quarter of 2019.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides a breakdown of noninterest income for Wealth Management for the quarters ended March 31:

(dollars in thousands)	2019	2018

Asset management fees	$5,731	$6,414

Noninterest income for Wealth Management decreased by $0.7 million in the first quarter of 2019 when compared to the corresponding period in 2018 due primarily to lower levels of billable AUM.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2019	2018	2019	2018
Quarter Ended March 31:
Compensation and benefits	$14,309	$12,539	$4,234	$4,267
Occupancy and depreciation	4,241	3,577	587	548
Professional services and marketing	1,240	1,226	528	815
Customer service costs	3,389	2,771	—	—
Other expenses	3,408	1,698	169	187
Total noninterest expense	$26,587	$21,811	$5,518	$5,817

Noninterest expense in Banking increased from $21.8 million in the first quarter of 2018 to $26.6 million in the first quarter of 2019, due to increases in staffing and other costs associated with the Bank’s expansion, including the acquisition of Premier Business Bank (“PBB”) in June 2018, the growth of its balances of loans and deposits and general increases in costs. Compensation and benefits for Banking increased $1.8 million or 14% during the first quarter of 2019 as compared to the first quarter of 2018 due to salary increases and an increase in the number of full time equivalent employees (“FTE”) in Banking, which increased to 425.0 in the first quarter of 2019 from 338.4 in the first quarter of 2018 as a result of the increased staffing related to the PBB acquisition and additional personnel added to support the growth in loans and deposits. A $0.7 million increase in occupancy and depreciation for Banking in the first quarter of 2019 as compared to the first quarter of 2018 was due to costs related to the PBB acquisition and increases in our data processing costs due to increased volumes of loan and deposit activities. Customer service costs for Banking increased from $2.8 million in the first quarter of 2018 to $3.4 million in the first quarter of 2019 due to increases in the earnings credit rates paid on the balances which was partially offset by a decrease in balances. Other expenses increased by $1.7 million in the first quarter of 2019 when compared to the corresponding period in 2018 due to higher costs related to the acquisition of PBB, including the amortization of core deposit intangibles, and higher FDIC insurance costs related the higher deposit balances. The $0.3 million decrease in noninterest expense for Wealth Management was due to decreases in legal related costs related to 2018 litigation matters.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
March 31, 2019:
Cash and cash equivalents	$80,443	$1,666	$(1,416)	$80,693
Securities AFS	788,160	—	—	788,160
Loans held for sale	613,528	—	—	613,528
Loans, net	4,316,865	—	—	4,316,865
Premises and equipment	8,322	801	136	9,259
FHLB Stock	22,734	—	—	22,734
Deferred taxes	12,366	105	361	12,832
REO	465	—	—	465
Goodwill and intangibles	98,852	—	—	98,852
Other assets	40,680	475	16,661	57,816
Total assets	$5,982,415	$3,047	$15,742	$6,001,204

Deposits	$4,576,893	$—	$(8,191)	$4,568,702
Borrowings	795,000	—	5,000	800,000
Intercompany balances	3,139	495	(3,634)	—
Other liabilities	39,709	1,553	22,997	64,259
Shareholders’ equity	567,674	999	(430)	568,243
Total liabilities and equity	$5,982,415	$3,047	$15,742	$6,001,204

December 31, 2018:
Cash and cash equivalents	$67,148	$4,636	$(4,472)	$67,312
Securities AFS	809,569	—	—	809,569
Loans held for sale	507,643	—	—	507,643
Loans, net	4,274,669	—	—	4,274,669
Premises and equipment	8,221	788	136	9,145
FHLB Stock	20,307	—	—	20,307
Deferred taxes	12,905	103	243	13,251
REO	815	—	—	815
Goodwill and Intangibles	99,482	—	—	99,482
Other assets	35,906	605	1,708	38,219
Total assets	$5,836,665	$6,132	$(2,385)	$5,840,412

Deposits	$4,544,168	$—	$(11,200)	$4,532,968
Borrowings	703,000	—	5,000	708,000
Intercompany balances	3,689	467	(4,156)	—
Other liabilities	34,886	2,830	2,544	40,260
Shareholders’ equity	550,922	2,835	5,427	559,184
Total liabilities and equity	$5,836,665	$6,132	$(2,385)	$5,840,412

Our consolidated balance sheet is primarily affected by changes occurring in Banking, as Wealth Management does not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the first quarter of 2019, total assets increased by $161 million primarily due to increases in loans, including loans held for sale. Loans and loans held for sale increased $148 million in the first quarter of 2019 as a result of $400 million of originations and a $5 million increase in the mark to market for loans held for sale which were partially offset by payoffs or scheduled payments of $256 million. The $36 million growth in deposits during the first quarter of 2019 included increases in specialty deposits of $46 million and wholesale deposits of $58 million which were partially offset by a $68 million decrease in branch deposits. Borrowings increased by $92 million due primarily to the additional borrowings utilized to support our loan growth.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased $13 million during the first three months of 2019. Changes in cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2019:
Agency mortgage-backed securities	$704,262	$4,338	$(6,988)	$701,612
Beneficial interest – FHLMC securitization	31,136	1,308	(1,828)	30,616
Corporate bonds	54,000	497	(70)	54,427
Other	1,465	41	(1)	1,505
Total	$790,863	$6,184	$(8,887)	$788,160

December 31, 2018:
Agency mortgage-backed securities	$723,597	$11,883	$(13,811)	$721,669
Beneficial interest – FHLMC securitization	32,143	1,736	(1,813)	32,086
Corporate bonds	54,000	638	(294)	54,344
Other	1,458	15	(3)	1,470
Total	$811,198	$14,292	$(15,921)	$809,569

US Treasury securities of $0.5 million as of March 31, 2019 that are included in the table above as Other are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations. As of March 31, 2019, $78 million of agency mortgage-backed securities are pledged as collateral as support for the Banks’s obligations under a loan sales and securitization agreement entered into in 2018.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yield is as follows as of March 31, 2019:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
Corporate bonds	$—	$—	$54,000	$—	$54,000
Other	500	—	965	—	1,465
Total	$500	—	54,965	—	55,465
Weighted average yield	1.03%	—%	5.29%	—%	5.25%

Estimated Fair Value:
Corporate bonds	$—	$—	$54,427	$—	$54,427
Other	499	—	1,006	—	1,505
Total	$499	$—	$55,433	$—	$55,932

Agency mortgage-backed securities and beneficial interest – FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage-backed securities and beneficial interests in FHLMC securitizations as of March 31, 2019 was 2.92%.

Loans. The following table sets forth our loans, by loan category, as of:

(dollars in thousands)	March 31, 2019	December 31, 2018
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$1,987,690	$1,956,935
Single family	903,992	904,828
Total real estate loans secured by residential properties	2,891,682	2,861,763
Commercial properties	902,060	869,169
Land	59,917	80,187
Total real estate loans	3,853,659	3,811,119
Commercial and industrial loans	454,849	449,805
Consumer loans	17,693	22,699
Total loans	4,326,201	4,283,623
Premiums, discounts and deferred fees and expenses	9,864	10,046
Total	$4,336,065	$4,293,669

Total loans, including loans held for sale, increased $148 million during the first three months of 2019 as a result of $400 million of originations and a $5 million increase in the mark to market for loans held for sale which were partially offset by payoffs or scheduled payments of $256 million.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	March 31, 2019		December 31, 2018
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$1,114,596	—	$1,074,661	—
Interest-bearing	307,854	0.790%	317,380	0.798%
Money market and savings	1,175,986	1.180%	1,190,717	1.115%
Certificates of deposits	1,970,266	2.276%	1,950,210	2.142%
Total	$4,568,702	1.338%	$4,532,968	1.270%

During the first quarter of 2019, our deposit rates increased slightly as we have raised rates to attract deposits. The weighted average rate of our interest bearing deposits increased from 1.67% at December 31, 2018 to 1.77% at March 31, 2019, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits have increased from 1.27% at December 31, 2018 to 1.34% at March 31, 2019.

The maturities of our certificates of deposit of $100,000 or more were as follows as of March 31, 2019:

(dollars in thousands)
3 months or less	$284,087
Over 3 months through 6 months	115,409
Over 6 months through 12 months	162,714
Over 12 months	59,274
Total	$621,484

From time to time, the Bank will utilize brokered deposits as a source of funding. As of March 31, 2019 the Bank held $1.3 billion of deposits which are classified as brokered deposits.

Borrowings. At March 31, 2019 our borrowings consisted of $795 million in overnight FHLB advances and $5 million of borrowings on our holding company line of credit. At December 31, 2018, our borrowings consisted of $703 million of overnight FHLB advances at FFB and $5 million of borrowings on our holding company line of credit. The FHLB overnight advances were paid in full in the early parts of April 2019 and January 2019, respectively. Because FFB primarily utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of FHLB advances outstanding during the first quarter of 2019 was $636 million, as compared to $693 million for the first quarter of 2018. The weighted average interest rate on these borrowings was 2.57% for the first quarter of 2019, as compared to 1.55% for the first quarter of 2018. The maximum amount of borrowings at the Bank outstanding at any month-end during the first quarter of 2019 and during all of 2018 was $795 million and $773 million, respectively.

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

(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Total Past Due and Nonaccrual	Current	Total
March 31, 2019:
Real estate loans:
Residential properties	$—	$664	$—	$1,811	$2,475	$2,889,207	$2,891,682
Commercial properties	—	—	—	2,533	2,533	899,527	902,060
Land	—	—	—	697	697	59,220	59,917
Commercial and industrial loans	4,521	610	—	10,496	15,627	439,222	454,849
Consumer loans	5	4	—	—	9	17,684	17,693
Total	$4,526	$1,278	$—	$15,537	$21,341	$4,304,860	$4,326,201

Percentage of total loans	0.10%	0.03%	—%	0.36%	0.49%

December 31, 2018:
Real estate loans:
Residential properties	$74	$—	$499	$651	$1,224	$2,860,539	$2,861,763
Commercial properties	440	117	—	1,607	2,164	867,005	869,169
Land	2,000	—	—	697	2,697	77,490	80,187
Commercial and industrial loans	12,541	300	536	8,559	21,936	427,869	449,805
Consumer loans	—	7	—	2	9	22,690	22,699
Total	$15,055	$424	$1,035	$11,516	$28,030	$4,255,593	$4,283,623

Percentage of total loans	0.35%	0.01%	0.02%	0.27%	0.65%

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	March 31, 2019			December 31, 2018
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial real estate loans	$1,245	$1,464	$2,709	$1,264	$1,491	$2,755
Commercial and industrial loans	—	2,018	2,018	—	2,096	2,096
Total	1,245	3,482	4,727	1,264	3,587	4,851

These loans were classified as a TDR as a result of a reduction in required principal payments, reductions in rates and/or an extension of the maturity date of the loans.

The following is a breakdown of our loan portfolio by the risk category of loans as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
March 31, 2019:
Real estate loans:
Residential properties	$2,886,943	$2,928	$—	$1,811	$2,891,682
Commercial properties	880,599	6,696	5,821	8,944	902,060
Land	58,418	—	802	697	59,917
Commercial and industrial loans	440,126	918	3,309	10,496	454,849
Consumer loans	17,693	—	—	—	17,693
Total	$4,283,779	$10,542	$9,932	$21,948	$4,326,201

December 31, 2018:
Real estate loans:
Residential properties	$2,857,666	$3,446	$—	$651	$2,861,763
Commercial properties	845,672	13,024	7,602	2,871	869,169
Land	78,681	—	809	697	80,187
Commercial and industrial loans	431,751	7,723	1,772	8,559	449,805
Consumer loans	22,699	—	—	—	22,699
Total	$4,236,469	$24,193	$10,183	$12,778	$4,283,623

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

In 2017 and 2018, we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	March 31, 2019	December 31, 2018
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$371	$451
Commercial properties	7,477	10,871
Land	1,081	1,089
Total real estate loans	8,929	12,411
Commercial and industrial loans	1,434	1,150
Consumer loans	9	10
Total loans	10,372	13,571
Unaccreted discount on purchased credit impaired loans	(4,861)	(6,490)
Total	$5,511	$7,081

 Allowance for Loan Losses. The following table summarizes the activity in our ALLL for the periods indicated:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter ended March 31, 2019:
Real estate loans:
Residential properties	$9,216	$422	$—	$—	$9,638
Commercial properties	4,547	(232)	—	—	4,315
Land	391	(149)	—	—	242
Commercial and industrial loans	4,628	503	(543)	207	4,795
Consumer loans	218	(4)	(5)	1	210
Total	$19,000	$540	$(548)	$208	$19,200

Year ended December 31, 2018:
Real estate loans:
Residential properties	$9,715	$(499)	$—	$—	$9,216
Commercial properties	4,399	359	(211)	—	4,547
Land	395	(4)	—	—	391
Commercial and industrial loans	3,624	4,413	(3,978)	569	4,628
Consumer loans	267	(49)	—	—	218
Total	$18,400	$4,220	$(4,189)	$569	$19,000

Excluding the loans acquired in acquisitions, our ALLL represented 0.51% of total loans outstanding as of both March 31, 2019 and December 31, 2018.

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

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method as of:

	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
(dollars in thousands)	Individually	Collectively	Impaired	Total	Other Loans
March 31, 2019:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,638	$—	$9,638	$1,524
Commercial properties	117	4,198	—	4,315	1,589
Land	—	242	—	242	47
Commercial and industrial loans	507	4,288	—	4,795	509
Consumer loans	—	210	—	210	2
Total	$624	$18,576	$—	$19,200	$3,671
Loans:
Real estate loans:
Residential properties	$1,811	$2,889,871	$—	$2,891,682	$234,595
Commercial properties	8,944	889,412	3,704	902,060	280,393
Land	697	58,418	802	59,917	37,624
Commercial and industrial loans	10,496	443,348	1,005	454,849	55,921
Consumer loans	—	17,693	—	17,693	314
Total	$21,948	$4,298,742	$5,511	$4,326,201	$608,847

	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
(dollars in thousands)	Individually	Collectively	Impaired	Total	Other Loans
December 31, 2018:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,216	$—	$9,216	$1,724
Commercial properties	126	4,421	—	4,547	1,779
Land	—	391	—	391	84
Commercial and industrial loans	290	4,338	—	4,628	633
Consumer loans	—	218	—	218	3
Total	$416	$18,584	$—	$19,000	$4,223
Loans:
Real estate loans:
Residential properties	$651	$2,861,112	$—	$2,861,763	$241,698
Commercial properties	2,871	860,835	5,463	869,169	275,516
Land	697	78,681	809	80,187	41,132
Commercial and industrial loans	8,559	440,437	809	449,805	61,183
Consumer loans	—	22,699	—	22,699	366
Total	$12,778	$4,263,764	$7,081	$4,283,623	$619,895

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in prior acquisitions, and the stated principal balance of the related loans. The unaccreted credit component discount is equal to 0.60% and 0.68% of the stated principal balances of these loans as of March 31, 2019 and December 31, 2018, respectively. In addition to this unaccreted credit component discount, an additional $0.3 million and $0.4 million of the ALLL were provided for these loans as of March 31, 2019 and December 31, 2018, respectively.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of shares by FFI. The remaining balances of the Bank’s lines of credit available to draw down totaled $1.5 billion at March 31, 2019.

Cash Flows Provided by Operating Activities. During the quarter ended March 31, 2019, operating activities provided net cash of $11 million, comprised primarily of our net income of $11 million. During the quarter ended March 31, 2018, operating activities provided net cash of $10 million, comprised primarily of our net income of $9 million.

Cash Flows Used in Investing Activities. During the quarter ended March 31, 2019, investing activities used net cash of $123 million, primarily to fund a $141 million net increase in loans and $2 million in FHLB stock purchases, offset partially by $21 million in cash received in proceeds from the sale, principal collection, and maturities of securities. During the quarter ended March 31, 2018, investing activities used net cash of $250 million, primarily to fund a $298 million net increase in loans and $20 million in purchases of securities, offset partially by $19 million in cash received from the sale, principal collection, and maturities of securities, and $52 million in loan sales.

Cash Flow Provided by Financing Activities. During the quarter ended March 31, 2019, financing activities provided net cash of $126 million, consisting primarily of net increases of $36 million in deposits and $92 million in FHLB advances, offset partially by $2 million in dividends paid. During the quarter ended March 31, 2018, financing activities provided net cash of $296 million, consisting primarily of net increases of $193 million in deposits and $111 million in FHLB advances, and $12 million in proceeds from the sale of stock, offset by a net decrease of $20 million in our line of credit.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio, the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2019 and December 31, 2018, the loan-to-deposit ratios at the Bank were 108% and 106%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of March 31, 2019:

(dollars in thousands)
Commitments to fund new loans	$45,950
Commitments to fund under existing loans, lines of credit	380,230
Commitments under standby letters of credit	11,695

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of March 31, 2019, the Bank was obligated on $231 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $213 million of deposits from the State of California.

Capital Resources and Dividend Policy

The capital rules applicable to United States based bank holding companies and federally insured depository institutions require the Company (on a consolidated basis) and FFB (on a stand-alone basis) to meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. In addition, prompt correct action regulations place a federally insured depository institution, such as FFB, into one of five capital categories on the basis of its capital ratios: (i) well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; or (v) critically undercapitalized. A depository institution’s primary federal regulatory agency may determine that, based on certain qualitative assessments, the depository institution should be assigned to a lower capital category than the one indicated by its capital ratios. At each successive lower capital category, a depository institution is subject to greater operating restrictions and increased regulatory supervision by its federal bank regulatory agency.

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
March 31, 2019:
CET1 capital ratio	$471,912	10.92%	$194,456	4.50%
Tier 1 leverage ratio	471,912	8.15%	231,658	4.00%
Tier 1 risk-based capital ratio	471,912	10.92%	259,275	6.00%
Total risk-based capital ratio	493,038	11.41%	345,699	8.00%

December 31, 2018:
CET1 capital ratio	$460,600	10.67%	$194,179	4.50%
Tier 1 leverage ratio	460,600	8.39%	219,694	4.00%
Tier 1 risk-based capital ratio	460,600	10.67%	258,906	6.00%
Total risk-based capital ratio	481,476	11.16%	345,207	8.00%

FFB
March 31, 2019:
CET1 capital ratio	$471,304	10.95%	$193,619	4.50%	$279,672	6.50%
Tier 1 leverage ratio	471,304	8.17%	230,846	4.00%	288,558	5.00%
Tier 1 risk-based capital ratio	471,304	10.95%	258,159	6.00%	344,212	8.00%
Total risk-based capital ratio	492,430	11.44%	344,212	8.00%	430,264	10.00%

December 31, 2018:
CET1 capital ratio	$453,248	10.51%	$194,058	4.50%	$280,306	6.50%
Tier 1 leverage ratio	453,248	8.26%	219,568	4.00%	274,461	5.00%
Tier 1 risk-based capital ratio	453,248	10.51%	258,744	6.00%	344,992	8.00%
Total risk-based capital ratio	474,124	10.99%	344,992	8.00%	431,240	10.00%

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

During the first quarter of 2019, FFI made capital contributions to FFB of $5 million. As of March 31, 2019, FFI had $11.6 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

As of March 31, 2019, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $192 million for the CET-1 capital ratio, $183 million for the Tier 1 leverage ratio, $127 million for the Tier 1 risk-based capital ratio and $62 million for the Total risk-based capital ratio.

The Company paid its first quarterly cash dividend of $0.05 per common share in the first quarter of 2019. It is our current intention to continue to pay quarterly dividends. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. We did not pay dividends in 2018.

We had no material commitments for capital expenditures as of March 31, 2019. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, including by opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns, although we do not have any immediate plans, arrangements or understandings relating to any material acquisition. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial risks, which are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the section titled Asset and Liability Management: Interest Rate Risk in our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission on March 1, 2019.  There have been no material changes to our quantitative and qualitative disclosures about market risk since December 31, 2018.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2019, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, which we filed with the SEC on March 1, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company adopted a stock repurchase plan on October 30, 2018 for the repurchase of up to 2,200,000 shares of its common stock from time to time as market conditions allow. This plan has no stated expiration date for the repurchases. The Company did not repurchase any shares during the first quarter of 2019. As of March 31, 2019, the maximum number of shares that may be purchased under the program were 2,164,700.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101

XBRL (eXtensive Business Reporting Language). The following financial materials from the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2019, formatted in XBRL: (i) Condensed Consolidated Balance Sheets, (ii) Condensed Consolidated Statements of Operations, (iii) Consolidated Statements of Comprehensive Loss, (iv) Condensed Consolidated Statements of Cash Flows, and (v) Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: May 8, 2019	By:	/s/ JOHN M. MICHEL
John M. Michel
Executive Vice President and Chief Financial Officer

S-1