Form 10-Q
period 2019-06-30
First Foundation Inc.
filed 2019-08-08
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Registrant’s telephone number, including area code: (949) 202-4160

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

As of August 6, 2019, the registrant had 44,636,847 shares of common stock, $0.001 par value per share, outstanding

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2019

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$84,997	$67,312
Securities available-for-sale (“AFS”)	773,774	809,569
Loans held for sale	622,130	507,643

Loans, net of deferred fees	4,631,364	4,293,669
Allowance for loan and lease losses (“ALLL”)	(20,200)	(19,000)
Net loans	4,611,164	4,274,669

Investment in FHLB stock	19,224	20,307
Deferred taxes	9,587	13,251
Premises and equipment, net	8,846	9,145
Real estate owned (“REO”)	465	815
Goodwill and intangibles	98,254	99,482
Other assets	57,505	38,219
Total Assets	$6,285,946	$5,840,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,743,942	$4,532,968
Borrowings	882,000	708,000
Accounts payable and other liabilities	73,301	40,260
Total Liabilities	5,699,243	5,281,228

Commitments and contingencies	—	—
Shareholders’ Equity
Common Stock, par value $0.001: 70,000,000 shares authorized; 44,633,847 and 44,496,007 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	45	44
Additional paid-in-capital	432,931	431,832
Retained earnings	147,668	128,461
Accumulated other comprehensive income (loss), net of tax	6,059	(1,153)
Total Shareholders’ Equity	586,703	559,184

Total Liabilities and Shareholders’ Equity	$6,285,946	$5,840,412

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Loans	$56,510	$43,535	$110,345	$82,506
Securities AFS	6,186	3,575	12,351	6,997
Fed funds sold, FHLB stock and deposits	612	1,388	1,156	2,314
Total interest income	63,308	48,498	123,852	91,817

Interest expense:
Deposits	16,296	8,084	31,744	13,956
Borrowings	5,125	4,163	9,174	7,342
Total interest expense	21,421	12,247	40,918	21,298

Net interest income	41,887	36,251	82,934	70,519

Provision for loan losses	1,231	2,450	1,771	4,138

Net interest income after provision for loan losses	40,656	33,801	81,163	66,381

Noninterest income:
Asset management, consulting and other fees	7,136	7,088	13,930	14,269
Gain (loss) on sale of loans	—	(1,490)	—	(945)
Other income	1,995	1,386	3,666	2,642
Total noninterest income	9,131	6,984	17,596	15,966

Noninterest expense:
Compensation and benefits	17,333	16,645	36,235	33,814
Occupancy and depreciation	5,167	4,763	10,035	8,934
Professional services and marketing costs	2,024	1,820	4,028	4,309
Customer service costs	4,283	3,824	7,672	6,595
Other expenses	3,475	6,930	7,257	9,318
Total noninterest expense	32,282	33,982	65,227	62,970

Income before taxes on income	17,505	6,803	33,532	19,377
Taxes on income	5,095	1,657	9,863	5,255
Net income	$12,410	$5,146	$23,669	$14,122

Net income per share:
Basic	$0.28	$0.13	$0.53	$0.36
Diluted	$0.28	$0.12	$0.53	$0.35
Shares used to compute net income per share:
Basic	44,625,673	40,820,006	44,583,503	39,704,834
Diluted	44,894,720	41,332,192	44,846,779	40,234,560

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock				Accumulated Other
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance: December 31, 2017	38,207,766	$38	$314,501	$85,503	$(5,091)	$394,951
Net income	—	—	—	14,122	—	14,122
Other comprehensive loss	—	—	—	—	(7,088)	(7,088)
Stock based compensation	—	—	1,675	—	—	1,675
Issuance of common stock:
Exercise of options	193,000	—	1,468	—	—	1,468
Stock grants – vesting of Restricted Stock Units	135,946	—	—	—	—	—
Acquisition	5,234,593	5	101,494	—	—	101,499
Capital Raise	625,730	1	11,341	—	—	11,342
Balance: June 30, 2018	44,397,035	$44	$430,479	$99,625	$(12,179)	$517,969

Balance: December 31, 2018	44,496,007	$44	$431,832	$128,461	$(1,153)	$559,184
Net income	—	—	—	23,669	—	23,669
Other comprehensive income	—	—	—	—	7,212	7,212
Stock based compensation	—	—	989	—	—	989
Cash dividend	—	—	—	(4,462)	—	(4,462)
Stock Repurchase	(1,800)	—	(24)	—	—	(24)
Issuance of common stock:
Exercise of options	18,000	—	135	—	—	135
Stock grants – vesting of Restricted Stock Units	121,640	1	(1)	—	—	—
Balance: June 30, 2019	44,633,847	$45	$432,931	$147,668	$6,059	$586,703

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Net income	$12,410	$5,146	$23,669	$14,122
Other comprehensive income:
Unrealized holding gains (losses) on securities arising during the period	11,265	(2,578)	10,191	(10,018)
Other comprehensive income (loss) before tax	11,265	(2,578)	10,191	(10,018)
Income tax (benefit) expense related to items of other comprehensive income	3,294	(754)	2,979	(2,930)
Other comprehensive income (loss), net of tax	7,971	(1,824)	7,212	(7,088)

Total comprehensive income	$20,381	$3,322	$30,881	$7,034

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$23,669	$14,122
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,771	4,138
Stock–based compensation expense	989	1,675
Depreciation and amortization	1,480	1,317
Deferred tax expense	685	442
Amortization of core deposit intangible	1,228	755
Amortization of mortgage servicing rights – net	320	473
Amortization of premiums on purchased loans – net	(3,889)	(1,047)
Loss on sale of loans	—	945
Gain on sale of REO	(263)	—
Gain from hedging activities	(355)	—
Increase in other assets	(1,339)	(1,026)
Decrease in accounts payable and other liabilities	(460)	(5,929)
Net cash provided by operating activities	23,836	15,865

Cash Flows from Investing Activities:
Net increase in loans	(434,209)	(649,287)
Proceeds from sale of loans	—	52,377
Proceeds from sale of REO	613	755
Purchase of premises and equipment	(1,181)	(1,471)
Recovery of allowance for loan losses	363	—
Purchases of AFS securities	(400)	(20,937)
Proceeds from sale of AFS securities	—	9,982
Maturities of AFS securities	46,957	37,470
Cash acquired in acquisition	—	47,582
Sale (purchases) of FHLB stock, net	1,083	(418)
Net cash used in investing activities	(386,774)	(523,947)

Cash Flows from Financing Activities:
Increase in deposits	210,974	711,838
FHLB advances and other Bank borrowings – net increase	159,000	43,430
Line of credit net change – borrowings (paydowns), net	15,000	(10,000)
Dividends paid	(4,462)	—
Proceeds from sale of stock, net	135	12,810
Repurchase of stock	(24)	—
Net cash provided by financing activities	380,623	758,078

Increase in cash and cash equivalents	17,685	249,996
Cash and cash equivalents at beginning of year	67,312	120,394
Cash and cash equivalents at end of period	$84,997	$370,390

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$8,784	$11,090
Interest	37,456	19,066
Noncash transactions:
Transfer of loans to loans held for sale	$101,444	$544,795
Mortgage servicing rights created from loan sales	—	317
Chargeoffs against allowance for loans losses	934	3,538
Acquisition reconciliation – goodwill/deferred taxes	—	300

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 - UNAUDITED

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

In May 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-05, Financial Instruments – Credit Losses (Topic 326), Targeted Transition Relief. ASU 2019-05 provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments – Credit Losses Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments – Overall applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2019-05.  The effective date and transition requirements for the amendments in this ASU are effective for fiscal years beginning after December 15, 2019. The adoption of ASU 2019-05 is not expected to have a significant impact on the Company's consolidated financial statements.

In April 2019, the FASB issued ASU 2019-04, Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic, 825, Financial Instruments. Regarding Topic 326, ASU 2019-04 provides improvements to clarify the guidance in the amendments in ASU 2016-13, or to correct unintended application of guidance. The effective date and transition requirements for the amendments in this ASU are effective for fiscal years beginning after December 15, 2019. We expect the adoption of ASU 2019-04 will impact the Company’s accounting for credit losses in the same manner as the guidance in ASU 2016-13 described below. Regarding Topic 815 and Topic 825, the adoption of ASU 2019-04 is not expected to have a significant impact on the Company’s financial statements.

In March 2019, the FASB issued ASU 2019-01, Leases (Topic 842), Codification Improvements. ASU 2019-01 provides improvements to clarify ASU 2016-02, Leases (Topic 842), or to correct unintended application of guidance. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The adoption of ASU 2019-01 is not expected to have a significant impact on the Company's consolidated financial statements.

In November 2018, the FASB issued ASU 2018-19, Codification Improvements to Topic 326, Financial Instruments – Credit Losses. ASU 2018-19 provides improvements to clarify the guidance in the amendments in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326), or to correct unintended application of guidance.  The effective date and transition requirements for the amendments in this ASU are the same as the effective dates and transition requirements in ASU 2016-13, as amended by this ASU.  We expect the adoption of ASU 2018-19 will impact the Company’s accounting for credit losses in the same manner as the guidance in ASU 2016-13 described below.

In August 2018, the FASB issued guidance within ASU 2018-13, Fair Value Measurement (Topic 820), Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments within ASU 2018-13 remove, modify, and supplement the disclosure requirements for fair value measurements. Disclosure requirements that were removed include: the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The amendments clarify that the measurement uncertainty disclosure is

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 – UNAUDITED

to communicate information about the uncertainty in measurement as of the reporting date. Additional disclosure requirements include: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. With the exception of the above additional disclosure requirements, which will be applied prospectively, all other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The adoption of ASU 2018-13 is not expected to have a significant impact on the Company's consolidated financial statements.

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

For the Six Months Ended June 30, 2019 – UNAUDITED

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 – UNAUDITED

Pro Forma Information (unaudited)

The following table presents unaudited pro forma information for the six month period ending June 30, 2018 as if the acquisition of PBB had occurred on January 1, 2018, after giving effect to certain adjustments. The unaudited pro forma information for this period includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, adjustments for interest expense on deposits acquired, acquisition costs, and the related income tax effects of all these items. The net effect of these pro forma adjustments was an increase of $9.5 million in net income for the six months ended June 30, 2018. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

(dollars in thousands)	Six Months Ended June 30, 2018
Net interest income	$81,974
Provision for loan losses	4,138
Noninterest income	16,733
Noninterest expenses	66,597
Income before taxes	27,972
Taxes on income	7,529
Net income	$20,443

Net income per share:
Basic	$0.46
Diluted	$0.46

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

For the Six Months Ended June 30, 2019 – UNAUDITED

Securities available for sale and effective with the adoption of ASU 2016-01 on January 1, 2018, investments in equity securities, are measured at fair value on a recurring basis depending upon whether the inputs are Level 1, 2 or 3 as described above.

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2019:
Investment securities available for sale:
Agency mortgage-backed securities	$687,673	$—	$687,673	$—
Beneficial interest – FHLMC securitizations	29,369	—	—	29,369
Corporate bonds	55,311	—	55,311	—
Other	1,421	403	1,018	—
Investment in equity securities	387	387	—	—
Total assets at fair value on a recurring basis	$774,161	$790	$744,002	$29,369

Derivatives:
Interest rate swaps	19,538	—	19,538	—

December 31, 2018:
Investment securities available for sale:
Agency mortgage-backed securities	$721,669	—	388,527	333,142
Beneficial interest – FHLMC securitizations	32,086	—	—	32,086
Corporate bonds	54,344	—	54,344	—
Other	1,470	497	973	—
Investment in equity securities	352	352	—	—
Total assets at fair value on a recurring basis	$809,921	$849	$443,844	$365,228

Derivatives:
Interest rate swaps	5,175	—	5,175	—

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

For the Six Months Ended June 30, 2019 – UNAUDITED

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Impaired Loans. ASC 820-10 applies to loans measured for impairment in accordance with ASC 310-10, Accounting by Creditors for Impairment of a Loan, at the fair value of the loan’s collateral (if the loan is collateral dependent) less estimated selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3. The total collateral dependent impaired Level 3 loans were $21.4 million and $12.8 million at June 30, 2019 and December 31, 2018, respectively.  There were no specific reserves related to these loans at June 30, 2019 and December 31, 2018.

Real Estate Owned.  The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.  As of June 30, 2019 and December 31, 2018, the fair value of real estate owned was $0.5 million and $0.8 million, respectively.

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

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents. The fair value of cash and cash equivalents approximates its carrying value.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 – UNAUDITED

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include beneficial interests – FHLMC securitization. Significant assumptions in the valuation of these Level 3 securities as of June 30, 2019 and December 31, 2018 included a prepayment rate of 15% and discount rates ranging from 4.0% to 10%.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 – UNAUDITED

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
June 30, 2019:
Assets:
Cash and cash equivalents	$84,997	$84,997	$—	$—	$84,997
Securities AFS	773,774	403	744,002	29,369	773,774
Loans held for sale	622,130	—	606,326	—	606,326
Loans, net	4,611,164	—	—	4,658,162	4,658,162
Investment in FHLB stock	19,224	—	19,224	—	19,224
Investment in equity securities	387	387	—	—	387

Liabilities:
Deposits	4,743,942	2,762,758	1,977,163	—	4,739,921
Borrowings	882,000	—	862,000	20,000	882,000
Interest rate swaps	19,538	—	19,538	—	19,538

December 31, 2018:
Assets:
Cash and cash equivalents	$67,312	$67,312	$—	$—	$67,312
Securities AFS	809,569	497	443,844	365,228	809,569
Loans held for sale	507,643	—	517,273	—	517,273
Loans, net	4,274,669	—	—	4,408,788	4,408,788
Investment in FHLB stock	20,307	—	20,307	—	20,307
Investment in equity securities	352	352	—	—	352

Liabilities:
Deposits	4,532,968	2,582,758	1,943,635	—	4,526,393
Borrowings	708,000	—	703,000	5,000	708,000
Interest rate swaps	5,175	—	5,175	—	5,175

NOTE 4: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2019:
Agency mortgage-backed securities	$680,362	$9,908	$(2,597)	$687,673
Beneficial interests in FHLMC securitization	29,478	1,754	(1,863)	29,369
Corporate bonds	54,000	1,311	—	55,311
Other	1,372	49	—	1,421
Total	$765,212	$13,022	$(4,460)	$773,774

December 31, 2018:
Agency mortgage-backed securities	$723,597	$11,883	$(13,811)	$721,669
Beneficial interests in FHLMC securitization	32,143	1,756	(1,813)	32,086
Corporate bonds	54,000	638	(294)	54,344
Other	1,458	15	(3)	1,470
Total	$811,198	$14,292	$(15,921)	$809,569

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 – UNAUDITED

US Treasury securities of $0.4 million as of June 30, 2019 that are included in the table above as Other are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations. As of June 30, 2019, $76 million of agency mortgage-backed securities are pledged as collateral as support for the Banks’s obligations under a loan sales and securitization agreement entered into in 2018.

The tables below indicate, as of June 30, 2019 and December 31, 2018, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$—	$—	$262,401	$(2,597)	$262,401	$(2,597)
Beneficial interests in FHLMC securitization	385	(20)	6,142	(1,843)	6,527	(1,863)
Corporate bonds	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total temporarily impaired securities	$385	(20)	$268,543	$(4,440)	$268,928	$(4,460)

	Securities with Unrealized Loss at December 31, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$—	$—	$387,151	$(13,811)	$387,151	$(13,811)
Beneficial interests in FHLMC securitization	429	(11)	7,038	(1,802)	7,467	(1,813)
Corporate bonds	38,706	(294)	—	—	38,706	(294)
Other	—	—	497	(3)	497	(3)
Total temporarily impaired securities	$39,135	(305)	$394,686	$(15,616)	$433,821	$(15,921)

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 – UNAUDITED

The scheduled maturities of securities AFS and the related weighted average yields were as follows for the periods indicated:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
June 30, 2019
Amortized Cost:
Corporate bonds	$—	$—	$54,000	$—	$54,000
Other	—	400	972	—	1,372
Total	—	400	54,972	—	55,372
Weighted average yield	$—%	2.21%	5.29%	—%	5.27%
Estimated Fair Value:
Corporate bonds	$—	$—	$55,311	$—	$55,311
Other	—	403	1,018	—	1,421
Total	$—	$403	$56,329	$—	$56,732

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
December 31, 2018
Amortized Cost:
Corporate bonds	$—	$—	$54,000	$—	$54,000
Other	500	—	958	—	1,458
Total	500	—	54,958	—	55,458
Weighted average yield	1.03%	—%	5.29%	—%	5.25%
Estimated Fair Value:
Corporate bonds	$—	$—	$54,344	$—	$54,344
Other	497	—	973	—	1,470
Total	$497	$—	$55,317	$—	$55,814

Agency mortgage-backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage-backed securities and beneficial interests as of June 30, 2019 was 3.08%.

NOTE 5: LOANS

The following is a summary of our loans as of:

(dollars in thousands)	June 30, 2019	December 31, 2018
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,179,750	$1,956,935
Single family	904,413	904,828
Total real estate loans secured by residential properties	3,084,163	2,861,763
Commercial properties	897,303	869,169
Land	62,990	80,187
Total real estate loans	4,044,456	3,811,119
Commercial and industrial loans	558,532	449,805
Consumer loans	17,477	22,699
Total loans	4,620,465	4,283,623
Premiums, discounts and deferred fees and expenses	10,899	10,046
Total	$4,631,364	$4,293,669

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 – UNAUDITED

As of June 30, 2019 and December 31, 2018, the principal balances shown above are net of unaccreted discount related to loans acquired in acquisitions of $9.4 million and $13.3 million, respectively.

In 2017 and 2018 the Company purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	June 30, 2019	December 31, 2018
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$370	$451
Commercial properties	6,217	10,871
Land	1,073	1,089
Total real estate loans	7,660	12,411
Commercial and industrial loans	1,014	1,150
Consumer loans	8	10
Total loans	8,682	13,571
Unaccreted discount on purchased credit impaired loans	(3,768)	(6,490)
Total	$4,914	$7,081

Accretable yield, or income expected to be collected on purchased credit impaired loans, and the related changes, is as follows for the periods indicated:

(dollars in thousands)	Six Months Ended June 30, 2019	Year Ended December 31, 2018

Beginning balance	$767	$850
Accretion of income	(169)	(1,509)
Reclassification from nonaccretable difference	10	—
Acquisition	—	1,887
Disposals	(54)	(461)
Ending balance	$554	$767

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 – UNAUDITED

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
June 30, 2019:
Real estate loans:
Residential properties	$14	$2,000	$—	$1,797	$3,811	$3,080,352	$3,084,163
Commercial properties	556	—	—	2,481	3,037	894,266	897,303
Land	1,400	—	—	697	2,097	60,893	62,990
Commercial and industrial loans	2,234	72	—	9,952	12,258	546,274	558,532
Consumer loans	—	—	1	—	1	17,476	17,477
Total	$4,204	$2,072	$1	$14,927	$21,204	$4,599,261	$4,620,465

Percentage of total loans	0.09%	0.04%	0.00%	0.32%	0.46%

December 31, 2018:
Real estate loans:
Residential properties	$74	$—	$499	$651	$1,224	$2,860,539	$2,861,763
Commercial properties	440	117	—	1,607	2,164	867,005	869,169
Land	2,000	—	—	697	2,697	77,490	80,187
Commercial and industrial loans	12,541	300	536	8,559	21,936	427,869	449,805
Consumer loans	—	7	—	2	9	22,690	22,699
Total	$15,055	$424	$1,035	$11,516	$28,030	$4,255,593	$4,283,623

Percentage of total loans	0.35%	0.01%	0.02%	0.27%	0.65%

The following table presents the loans classified as troubled debt restructurings (“TDR”) by accrual and nonaccrual status as of:

	June 30, 2019			December 31, 2018
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial real estate loans	$1,226	$1,769	$2,995	$1,264	$1,491	$2,755
Commercial and industrial loans	—	2,898	2,898	—	2,096	2,096
Total	$1,226	$4,667	5,893	$1,264	$3,587	$4,851

The following table provides information on loans that were modified as TDRs for the following periods:

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Six Months Ended June 30, 2019:
Commercial real estate loans	1	$332	$332	$—
Commercial and industrial loans	3	989	989	—
Total	4	$1,321	$1,321	$—

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year Ended December 31, 2018:
Commercial real estate loans	1	$1,264	$1,264	$—
Commercial and industrial loans	3	2,096	2,096	—
Total	4	$3,360	$3,360	$—

All of these loans were classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loans. These loans have been paying in accordance with the terms of their restructure.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 – UNAUDITED

NOTE 6: ALLOWANCE FOR LOAN LOSSES

The following is a roll forward of the Bank’s allowance for loan losses for the following periods:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter Ended June 30, 2019:
Real estate loans:
Residential properties	$9,638	$(936)	$—	$—	$8,702
Commercial properties	4,315	245	—	—	4,560
Land	242	229	—	—	471
Commercial and industrial loans	4,795	1,697	(386)	155	6,261
Consumer loans	210	(4)	—	—	206
Total	$19,200	$1,231	$(386)	$155	$20,200

Six Months Ended June 30, 2019:
Real estate loans:
Residential properties	$9,216	$(514)	$—	$—	$8,702
Commercial properties	4,547	13	—	—	4,560
Land	391	80	—	—	471
Commercial and industrial loans	4,628	2,200	(929)	362	6,261
Consumer loans	218	(8)	(5)	1	206
Total	$19,000	$1,771	$(934)	$363	$20,200

Year Ended December 31, 2018:
Real estate loans:
Residential properties	$9,715	$(499)	$—	$—	$9,216
Commercial properties	4,399	359	(211)	—	4,547
Land	395	(4)	—	—	391
Commercial and industrial loans	3,624	4,413	(3,978)	569	4,628
Consumer loans	267	(49)	—	—	218
Total	$18,400	$4,220	$(4,189)	$569	$19,000

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 – UNAUDITED

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of:

	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
(dollars in thousands)	Individually	Collectively	Impaired	Total	Other Loans
June 30, 2019:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$8,702	$—	$8,702	$1,300
Commercial properties	114	4,446	—	4,560	1,456
Land	—	471	—	471	33
Commercial and industrial loans	670	5,591	—	6,261	399
Consumer loans	—	206	—	206	1
Total	$784	$19,416	$—	$20,200	$3,189
Loans:
Real estate loans:
Residential properties	$1,770	$3,082,393	$—	$3,084,163	$215,679
Commercial properties	8,861	884,971	3,471	897,303	265,134
Land	697	61,498	795	62,990	35,616
Commercial and industrial loans	10,051	547,833	648	558,532	48,798
Consumer loans	—	17,477	—	17,477	315
Total	$21,379	$4,594,172	$4,914	$4,620,465	$565,542

December 31, 2018:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,216	$—	$9,216	$1,724
Commercial properties	126	4,421	—	4,547	1,779
Land	—	391	—	391	84
Commercial and industrial loans	290	4,338	—	4,628	633
Consumer loans	—	218	—	218	3
Total	$416	$18,584	$—	$19,000	$4,223
Loans:
Real estate loans:
Residential properties	$651	$2,861,112	$—	$2,861,763	$241,698
Commercial properties	2,871	860,835	5,463	869,169	275,516
Land	697	78,681	809	80,187	41,132
Commercial and industrial loans	8,559	440,437	809	449,805	61,183
Consumer loans	—	22,699	—	22,699	366
Total	$12,778	$4,263,764	$7,081	$4,283,623	$619,895

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in a business combination, and the stated principal balance of the related loans. The discount is equal to 0.56% and 0.68% of the stated principal balance of these loans as of June 30, 2019 and December 31, 2018, respectively. In addition to this unaccreted credit component discount, an additional $0.8 million and $0.4 million of ALLL has been provided for these loans as of June 30, 2019 and December 31, 2018, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 – UNAUDITED

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
June 30, 2019:
Real estate loans:
Residential properties	$3,079,485	$2,908	$—	$1,770	$3,084,163
Commercial properties	873,451	8,462	6,529	8,861	897,303
Land	61,498	—	795	697	62,990
Commercial and industrial loans	542,635	1,170	4,676	10,051	558,532
Consumer loans	17,477	—	—	—	17,477
Total	$4,574,546	$12,540	$12,000	$21,379	$4,620,465

December 31, 2018:
Real estate loans:
Residential properties	$2,857,666	$3,446	$—	$651	$2,861,763
Commercial properties	845,672	13,024	7,602	2,871	869,169
Land	78,681	—	809	697	80,187
Commercial and industrial loans	431,751	7,723	1,772	8,559	449,805
Consumer loans	22,699	—	—	—	22,699
Total	$4,236,469	$24,193	$10,183	$12,778	$4,283,623

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 – UNAUDITED

Impaired loans evaluated individually and any related allowance are as follows as of:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
June 30, 2019:
Real estate loans:
Residential properties	$1,822	$1,770	$—	$—	$—
Commercial properties	7,785	7,635	1,226	1,226	114
Land	697	697	—	—	—
Commercial and industrial loans	8,003	7,497	2,632	2,554	670
Total	$18,307	$17,599	$3,858	$3,780	$784

December 31, 2018:
Real estate loans:
Residential properties	$651	$651	$—	$—	$—
Commercial properties	1,607	1,607	1,264	1,264	126
Land	697	697	—	—	—
Commercial and industrial loans	6,543	6,543	2,016	2,016	290
Total	$9,498	$9,498	$3,280	$3,280	$416

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the:

	Six Months Ended June 30, 2019		Year Ended December 31, 2018
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$1,465	$—	$276	$—
Commercial properties	7,906	166	3,459	90
Land	697	—	—	—
Commercial and industrial loans	9,850	—	9,117	—
Total	$19,918	$166	$12,852	$90

There was no interest income recognized on a cash basis in either 2019 or 2018 on impaired loans.

NOTE 7: LOAN SALES AND MORTGAGE SERVICING RIGHTS

During the first six months of 2019, FFB did not have any loan sales. During the first six months of 2018, FFB recognized $0.5 million of gains on the sale of $52 million of multifamily loans and recorded mortgage servicing rights of $0.3 million on the sale of those loans. During the second quarter of 2018, we recorded a $1.5 million charge related to swap agreements put in place in anticipation of a loan sale which occurred in the third quarter of 2018.

We entered into two swap agreements in the fourth quarter of 2018 to reduce the interest rate risk of our portfolio of loans held for sale, which we expect to sell in the third quarter of 2019. We elected to utilize hedge accounting for these swaps. As a result, as of June 30, 2019, we have recorded a liability related to the swaps of $19.5 million and an offsetting mark to market increase of $19.8 million in our loans held for sale. The swaps were structured such that there will be no fixed versus floating payment between the origination date of the swaps and the expected sale date in the third quarter of 2019.

For sales of multifamily loans, FFB retained servicing rights for the majority of these loans and recognized mortgage servicing rights as part of the transactions. As of June 30, 2019 and December 31, 2018, mortgage servicing rights were $5.8 million and $6.4 million, respectively and the amount of loans serviced for others totaled $1.3 billion at June 30, 2019 and December 31, 2018. Servicing fees for the six months ended June 30, 2019, and in 2018 were $0.8 million and $1.1 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 – UNAUDITED

NOTE 8: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$1,279,218	—	$1,074,661	—
Interest-bearing	316,806	0.803%	317,380	0.798%
Money market and savings	1,166,734	1.288%	1,190,717	1.115%
Certificates of deposits	1,981,184	2.324%	1,950,210	2.142%
Total	$4,743,942	1.341%	$4,532,968	1.270%

At June 30, 2019, of the $408 million of certificates of deposits of $250,000 or more, $397 million mature within one year and $11 million mature after one year. Of the $1.6 billion of certificates of deposit of less than $250,000, $1.5 billion mature within one year and $21 million mature after one year. At December 31, 2018, of the $360 million of certificates of deposits of $250,000 or more, $332 million mature within one year and $28 million mature after one year. Of the $1.6 billion of certificates of deposit of less than $250,000, $1.5 billion mature within one year and $53 million mature after one year.

NOTE 9: BORROWINGS

At June 30, 2019, our borrowings consisted of $862 million of overnight FHLB advances and other  borrowings at the Bank and $20 million of borrowings outstanding on a holding company line of credit. At December 31, 2018, our borrowings consisted of $703 million of overnight FHLB advances at the Bank and $5 million of borrowings outstanding on a holding company line of credit. The overnight FHLB advances and other borrowings were paid in full in the early part of July 2019 and January 2019, respectively, and bore interest rates of 2.51% and 2.56%, respectively. At June 30, 2019, the interest rate on the holding company line of credit was 6.10%. Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis.

FHLB advances are collateralized primarily by loans secured by multifamily and commercial real estate properties with a carrying value of $4 billion as of June 30, 2019. As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB. The Bank’s total borrowing capacity from the FHLB at June 30, 2019 was $2.4 billion. In addition to the $862 million borrowing at June 30, 2019, the Bank had in place $231 million of letters of credit from the FHLB which are used to meet collateral requirements for borrowings from the State of California and local agencies.

FFI has entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $40 million. The line of credit matures in 2022, with an option to extend the maturity date subject to certain conditions, and bears interest at 90 day LIBOR plus 350 basis points (3.50%). We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in FFB.

The Bank also has $120 million available borrowing capacity through unsecured fed funds lines, ranging in size from $20 million to $25 million, with five other financial institutions and a $52 million secured line with the Federal Reserve Bank. None of these lines had outstanding borrowings as of June 30, 2019. Combined, the Bank’s unused lines of credit as of June 30, 2019 and December 31, 2018 were $1.6 billion and $1.5 billion, respectively. The average balance of overnight borrowings during the first six months of 2019 was $718 million, as compared to $557 million during all of 2018.

NOTE 10: LEASES

The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using the alternative transition method whereby comparative periods were not restated. No cumulative effect adjustment to the opening balance of retained earnings was required.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 – UNAUDITED

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

Supplemental lease information at or for the six months ended June 30, 2019 is as follows:

(dollars in thousands)
Balance Sheet:
Operating lease asset classified as other assets	$18,838
Operating lease liability classified as other liabilities	20,428

Income Statement:
Operating lease cost classified as occupancy and equipment expense	$2,956

Weighted average lease term, in years	3.50
Weighted average discount rate	5.75%
Operating cash flows	$2,944

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

The table below summarizes the maturity of remaining lease liabilities at June 30, 2019:

(dollars in thousands)
2019	$3,069
2020	6,052
2021	5,498
2022	4,607
2023 and after	3,895
Total future minimum lease payments	$23,121
Discount on cash flows	(2,693)
Total lease liability	$20,428

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 – UNAUDITED

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

	Quarter Ended June 30, 2019		Quarter Ended June 30, 2018
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$12,410	$12,410	$5,146	$5,146

Basic common shares outstanding	44,625,673	44,625,673	40,820,006	40,820,006
Effect of contingent shares issuable		1,592		1,592
Effect of options and restricted stock		267,455		510,594
Diluted common shares outstanding		44,894,720		41,332,192

Earnings per share	$0.28	$0.28	$0.13	$0.12

	Six Months Ended June 30, 2019		Six Months Ended June 30, 2018
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$23,669	$23,669	$14,122	$14,122

Basic common shares outstanding	44,583,503	44,583,503	39,704,834	39,704,834
Effect of contingent shares issuable		1,592		1,592
Effect of options and restricted stock		261,684		528,134
Diluted common shares outstanding		44,846,779		40,234,560

Earnings per share	$0.53	$0.53	$0.36	$0.35

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2019 – UNAUDITED

NOTE 12: SEGMENT REPORTING

For the quarter and six months ended June 30, 2019 and 2018, the Company had two reportable business segments: Banking (FFB and FFIS) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Quarter ended June 30, 2019:
Interest income	$63,308	$—	$—	$63,308
Interest expense	21,322	—	99	21,421
Net interest income	41,986	—	(99)	41,887
Provision for loan losses	1,231	—	—	1,231
Noninterest income	3,471	5,982	(322)	9,131
Noninterest expense	25,801	5,567	914	32,282
Income (loss) before taxes on income	$18,425	$415	$(1,335)	$17,505

Quarter ended June 30, 2018:
Interest income	$48,498	$—	$—	$48,498
Interest expense	11,743	—	504	12,247
Net interest income	36,755	—	(504)	36,251
Provision for loan losses	2,450	—	—	2,450
Noninterest income	950	6,246	(212)	6,984
Noninterest expense	27,555	5,327	1,100	33,982
Income (loss) before taxes on income	$7,700	$919	$(1,816)	$6,803

	Banking	Wealth Management	Other	Total
Six months ended June 30, 2019:
Interest income	$123,852	$—	$—	$123,852
Interest expense	40,804	—	114	40,918
Net interest income	83,048	—	(114)	82,934
Provision for loan losses	1,771	—	—	1,771
Noninterest income	6,465	11,713	(582)	17,596
Noninterest expense	52,388	11,085	1,754	65,227
Income (loss) before taxes on income	$35,354	$628	$(2,450)	$33,532

Six months ended June 30, 2018:
Interest income	$91,817	$—	$—	$91,817
Interest expense	20,263	—	1,035	21,298
Net interest income	71,554	—	(1,035)	70,519
Provision for loan losses	4,138	—	—	4,138
Noninterest income	3,507	12,660	(201)	15,966
Noninterest expense	49,366	11,144	2,460	62,970
Income (loss) before taxes on income	$21,557	$1,516	$(3,696)	$19,377

NOTE 13: SUBSEQUENT EVENTS

Cash Dividend

On July 30, 2019, the Board of Directors of the Company declared a quarterly cash dividend of $0.05 per common share to be paid on September 16, 2019 to stockholders of record as of the close of business on September 3, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the quarter and six months ended June 30, 2019 as compared to our results of operations in the quarter and six months ended June 30, 2018; and our financial condition at June 30, 2019 as compared to our financial condition at December 31, 2018. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2018, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (our “2018 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019.

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

Utilization and Valuation of Deferred Income Tax Benefits. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (collectively “tax benefits”) that we believe will be available to us to offset or reduce income taxes in future periods. Under applicable federal and state income tax laws and regulations, tax benefits related to tax loss carryforwards will expire if they cannot be used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset related to tax loss carryforwards to reduce income taxes in the future depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then, we would establish a valuation allowance to reduce the deferred tax asset on our balance sheet to the amount with respect to which we believe it is still more likely than not that we will be able to use to offset or reduce taxes in the future. The establishment of such a valuation allowance, or any increase in an existing valuation allowance, would be effectuated through a charge to the provision for income taxes or a reduction in any income tax credit for the period in which such valuation allowance is established or increased.

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

We have two business segments, “Banking” and “Wealth Management.” Banking includes the operations of FFB and FFIS and Wealth Management includes the operations of FFA. The financial position and operating results of the stand-alone holding company, FFI, are included under the caption “Other” in certain of the tables that follow, along with any consolidation elimination entries.

Overview and Recent Developments

Total loans, including loans held for sale, increased $452 million during the first six months of 2019 as a result of $893 million of originations and a $15 million increase in the mark to market for loans held for sale which were partially offset by payoffs or scheduled payments of $456 million.  Total revenues (net interest income and noninterest income) increased by 16% in the first six months of 2019 when compared to the first six months of 2018.

During the second quarter of 2019, the holding company line of credit loan agreement with NexBank SSB was amended by mutual agreement to decrease the maximum amount available under the loan to $40 million.

Results of Operations

Our net income for the quarter and six months ending June 30, 2019 was $12.4 million and $23.7 million, respectively, as compared to $5.1 million and $14.1 million, respectively, in the first six months of 2018. Income before taxes for the quarter and six months ending June 30, 2019 was $17.5 million and $33.5 million, respectively, as compared to $6.8 million and $19.4 million for the corresponding periods in 2018.

Our effective tax rate for the quarter and six months ended June 30, 2019 was 29.1% and 29.4% as compared to our statutory tax rate of 29.0% and as compared to 24.4% and 27.1% for the quarter and six months ended June 30, 2018. The effective tax rates for the 2018 periods benefited from excess tax benefits resulting from the exercise or vesting of stock awards.

The primary sources of revenue for Banking are net interest income, fees from its deposits, trust and consulting services and loan fees. The primary source of revenue for Wealth Management is asset management fees assessed on the balance of assets under management (“AUM”). Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 52% and 75%, respectively, of the total noninterest expense for Banking and Wealth Management in the first six months of 2019.

The following table shows key operating results for each of our business segments for the quarter ended June 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2019:
Interest income	$63,308	$—	$—	$63,308
Interest expense	21,322	—	99	21,421
Net interest income	41,986	—	(99)	41,887
Provision for loan losses	1,231	—	—	1,231
Noninterest income	3,471	5,982	(322)	9,131
Noninterest expense	25,801	5,567	914	32,282
Income (loss) before taxes on income	$18,425	$415	$(1,335)	$17,505

2018:
Interest income	$48,498	$—	$—	$48,498
Interest expense	11,743	—	504	12,247
Net interest income	36,755	—	(504)	36,251
Provision for loan losses	2,450	—	—	2,450
Noninterest income	950	6,246	(212)	6,984
Noninterest expense	27,555	5,327	1,100	33,982
Income (loss) before taxes on income	$7,700	$919	$(1,816)	$6,803

General. Our net income and income before taxes in the second quarter of 2019 were $12.4 million and $17.5 million, respectively, as compared to $5.1 million and $6.8 million, respectively, in the second quarter of 2018. The $10.7 million increase in income before taxes was the result of a $10.7 million increase in income before taxes for Banking, a $0.5 million decrease in income before taxes for Wealth Management and a $0.4 million decrease in corporate interest expenses. The increase in Banking was due to higher net interest income, a lower provision for loan losses, higher noninterest income and lower noninterest expenses. The decrease in Wealth Management was due to lower noninterest income and higher noninterest expenses.

The following table shows key operating results for each of our business segments for the six months ended June 30:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2019:
Interest income	$123,852	$—	$—	$123,852
Interest expense	40,804	—	114	40,918
Net interest income	83,048	—	(114)	82,934
Provision for loan losses	1,771	—	—	1,771
Noninterest income	6,465	11,713	(582)	17,596
Noninterest expense	52,388	11,085	1,754	65,227
Income (loss) before taxes on income	$35,354	$628	$(2,450)	$33,532
2018:
Interest income	$91,817	$—	$—	$91,718
Interest expense	20,263	—	1,035	21,298
Net interest income	71,554	—	(1,035)	70,519
Provision for loan losses	4,138	—	—	4,138
Noninterest income	3,507	12,660	(201)	15,966
Noninterest expense	49,366	11,144	2,460	62,970
Income (loss) before taxes on income	$21,557	$1,516	$(3,696)	$19,377

General. Consolidated net income and income before taxes in the first six months of 2019 were $23.7 million and $33.5 million, respectively, as compared to $14.1 million and $19.4 million, respectively, in the first six months of 2018. The $14.2 million increase in income before taxes was the result of a $13.8 million increase in income before taxes for Banking, a $0.9 million decrease in income before taxes for Wealth Management, a $0.9 million decrease in corporate interest expenses and a $0.6 million decrease in corporate noninterest expenses. The increase in Banking was due to higher net interest income, a lower provision for loan losses and higher noninterest income which were partially offset by higher noninterest expenses. The decrease in Wealth Management was due to lower noninterest income.

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

	Quarter Ended June 30:
	2019			2018
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate
Interest-earning assets:
Loans	$5,064,903	$56,510	4.46%	$4,372,853	$43,535	3.98%
Securities	779,903	6,186	3.17%	522,263	3,575	2.74%
FHLB stock, fed funds, and deposits	48,154	612	5.10%	235,551	1,388	2.37%
Total interest-earning assets	5,892,960	63,308	4.30%	5,130,667	48,498	3.78%

Noninterest-earning assets:
Nonperforming assets	15,077			11,752
Other	189,141			74,927
Total assets	$6,097,178			$5,217,346

Interest-bearing liabilities:
Demand deposits	$317,117	$763	0.97%	$367,739	821	0.90%
Money market and savings	1,176,189	3,676	1.25%	1,064,165	2,300	0.87%
Certificates of deposit	2,007,518	11,857	2.37%	1,206,041	4,963	1.65%
Total interest-bearing deposits	3,500,824	16,296	1.87%	2,637,945	8,084	1.23%
Borrowings	798,609	5,125	2.57%	811,301	4,163	2.06%
Total interest-bearing liabilities	4,299,433	21,421	2.00%	3,449,246	12,247	1.42%

Noninterest-bearing liabilities:
Demand deposits	1,175,707			1,318,684
Other liabilities	51,260			16,962
Total liabilities	5,526,400			4,784,892
Shareholders’ equity	570,778			432,454
Total liabilities and equity	$6,097,178			$5,217,346

Net Interest Income		$41,887			$36,251

Net Interest Rate Spread			2.30%			2.36%

Net Yield on Interest-earning Assets			2.84%			2.83%

	Six Months Ended June 30:
	2019			2018
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$4,951,044	$110,345	4.46%	$4,158,816	$82,506	3.97%
Securities	791,141	12,351	3.12%	520,769	6,997	2.69%
FHLB stock, fed funds, and deposits	48,475	1,156	4.81%	197,202	2,314	2.37%
Total interest-earning assets	5,790,660	123,852	4.28%	4,876,787	91,817	3.77%

Noninterest-earning assets:
Nonperforming assets	13,659			11,666
Other	186,626			70,862
Total assets	$5,990,945			$4,959,315

Interest-bearing liabilities:
Demand deposits	$315,111	$1,495	0.96%	$297,568	$1,126	0.76%
Money market and savings	1,175,020	7,026	1.21%	1,087,409	4,554	0.84%
Certificates of deposit	2,012,864	23,223	2.33%	1,095,894	8,276	1.52%
Total interest-bearing deposits	3,502,995	31,744	1.83%	2,480,871	13,956	1.13%
Borrowings	718,269	9,174	2.58%	773,373	7,342	1.91%
Total interest-bearing liabilities	4,221,264	40,918	1.95%	3,254,244	21,298	1.32%

Noninterest-bearing liabilities:
Demand deposits	1,150,155			1,269,831
Other liabilities	54,650			19,293
Total liabilities	5,426,069			4,543,368
Shareholders’ equity	564,876			415,947
Total liabilities and equity	$5,990,945			$4,959,315

Net Interest Income		$82,934			$70,519

Net Interest Rate Spread			2.33%			2.45%

Net Yield on Interest-earning Assets			2.86%			2.89%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the quarter and six months ended June 30, 2019, as compared to the corresponding periods in 2018:

	Quarter Ended June 30, 2019 vs. 2018			Six Months Ended June 30, 2019 vs. 2018
(dollars in thousands)	Increase (Decrease) due to:			Increase (Decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans	$7,356	$5,619	$12,975	$16,965	$10,874	$27,839
Securities	1,975	636	2,611	4,091	1,263	5,354
Fed funds, FHLB stock, and deposits	(1,628)	852	(776)	(2,506)	1,348	(1,158)
Total interest-earning assets	7,703	7,107	14,810	18,550	13,485	32,035
Interest paid on:
Demand deposits	(120)	62	(58)	69	300	369
Money market and savings	261	1,115	1,376	392	2,080	2,472
Certificates of deposit	4,158	2,736	6,894	9,165	5,782	14,947
Borrowings	(69)	1,031	962	(553)	2,385	1,832
Total interest-bearing liabilities	4,230	4,944	9,174	9,073	10,547	19,620
Net interest income	$3,473	$2,163	$5,636	$9,477	$2,938	$12,415

Net interest income for Banking increased 16% from $36.8 million in the second quarter of 2018, to $42.0 million in the second quarter of 2019 due to a 15% increase in interest-earning assets. The net yield on interest-earning assets was relatively constant as a decrease in the net interest rate spread was offset by a larger benefit derived from noninterest bearing funding sources, including noninterest-bearing deposits and equity, as interest rates rise. The net interest rate spread decreased from 2.36% in the second quarter of 2018 to 2.30% in the second quarter of 2019 due to an increase in the cost of interest-bearing liabilities from 1.42% in the second quarter of 2018 to 2.00% in the second quarter of 2019 which was partially offset by an increase in yield on interest-earning assets from 3.78% in the second quarter of 2018 to 4.30% in the second quarter of 2019. The yield on interest-earning assets increased as new loans and securities added to the portfolio bear interest rates higher than the current portfolio rates as a result of increases in market rates. In addition, the realization of credit and yield discounts on the payoff of acquired loans was $1.3 million in the second quarter of 2019 with no similar amount in the second quarter of 2018. The increase in the cost of interest-bearing liabilities was due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates, and increased costs of borrowings as the average rate on FHLB advances and other overnight borrowings increased from 1.89% in the second quarter of 2018 to 2.54% in the second quarter of 2019. The average balance outstanding under the holding company line of credit decreased from $34.6 million in the second quarter of 2018 to $6.5 million in the second quarter of 2019, resulting in a $0.4 million decrease in corporate interest expense.

Net interest income for Banking increased 16% from $71.6 million in the first six months of 2018, to $83.0 million in the first six months of 2019 due primarily to a 19% increase in interest-earning assets. On a consolidated basis our net yield on interest earning assets was 2.86% for the first six months of 2019 as compared to 2.89% in the first six months of 2018. This decrease was due to a decrease in the net interest rate spread from 2.45% in the first six months of 2018 to 2.33% in the first six months of 2019, the effects of which were partially offset by a larger benefit derived from noninterest bearing funding sources, including noninterest-bearing deposits and equity, as interest rates rise. The decrease in the net interest rate spread was due to an increase in the cost of interest-bearing liabilities from 1.32% in the first six months of 2018 to 1.95% in the first six months of 2019 which was partially offset by an increase in yield on total interest-earning assets from 3.77% in the first six months of 2018 to 4.28% in the first six months of 2019. The yield on interest-earning assets increased as new loans and securities added to the portfolio bear interest rates higher than the current portfolio rates as a result of increases in market rates. In addition, the realization of credit and yield discounts on the payoff of acquired loans was $3.1 million in the first six months of 2019 as compared to $0.1 million in the first six months of 2018. The increase in the cost of interest-bearing liabilities was due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates, and increased costs of borrowings as the average rate on FHLB advances and other overnight borrowings increased from 1.73% in the first six months of 2018 to 2.56% in the first six months of 2019. The average balance outstanding under the holding company line of credit decreased from $38.1 million in the first six months of 2018 to $3.8 million in the first six months of 2019, resulting in a $0.9 million decrease in corporate interest expense.

Provision for loan losses. The provision for loan losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For the quarter and six months ended June 30, 2019, we recorded provisions for loan losses of $1.2 million and $1.8 million, respectively, as compared to $2.5 million and $4.1 million, respectively, for the quarter and six months ended June 30, 2018. Net chargeoffs against the ALLL were $0.2 million and $0.6 million for the quarter and six months ended June 30, 2019, respectively, as compared to $3.5 million for both the quarter and six months ended June 30, 2018.

Noninterest income. The following table provides a breakdown of noninterest income for Banking for the quarter and six months ended June 30:

(dollars in thousands)	2019	2018
Quarter Ended June 30:
Trust fees	$1,300	$932
Loan related fees	1,452	460
Deposit charges	216	194
Gain (loss) on sale of loans	—	(1,490)
Consulting fees	99	85
Other	404	769
Total noninterest income	$3,471	$950

Six Months Ended June 30:
Trust fees	$2,485	$1,754
Loan related fees	2,597	661
Deposit charges	418	314
Gain (loss) on sale of loans	—	(945)
Consulting fees	205	203
Other	760	1,520
Total noninterest income	$6,465	$3,507

Noninterest income in Banking in the second quarter of 2019 was $2.5 million higher than the second quarter of 2018 due to higher trust fees and loan fees, including prepayment and servicing fees and a $1.5 million charge in the second quarter of 2018 related to the classification of loans as held for sale. In the second quarter of 2018, we transferred $645 million of loans to loans held for sale with the intention of securitizing these loans and we entered into a swap agreement. As a result, we recognized a mark to market decrease on our loans held for sale of $3.7 million and a $2.2 million gain in the value of the swap.

Noninterest income in Banking in the first six months of 2019 was $3.0 million higher than the corresponding period in 2018 due to higher trust fees and loan fees, including prepayment and servicing fees and the $1.5 million charge in the second quarter of 2018 related to the classification of loans as held for sale. Noninterest income for Wealth Management decreased by $1.0 million in the first six months of 2019 when compared to the first six months of 2018 due primarily to lower levels of AUM.

Noninterest income for Wealth Management represents fees charged to high net-worth clients for managing their assets. The following table provides a breakdown of noninterest income for Wealth Management for the periods indicated:

(dollars in thousands)	2019	2018
Quarter Ended June 30:
Asset management fees	$5,967	$6,229

Six Months Ended June 30:
Asset management fees	$11,690	$12,635

Noninterest income for Wealth Management decreased by $0.3 million and $1.0 million for the second quarter and first six months of 2019, respectively, as compared to the corresponding periods in 2018 due primarily to lower levels of AUM.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2019	2018	2019	2018
Quarter Ended June 30:
Compensation and benefits	$12,852	$12,274	$4,130	$4,022
Occupancy and depreciation	4,575	4,126	551	596
Professional services and marketing	1,106	1,056	700	519
Customer service costs	4,283	3,824	—	—
Other expenses	2,985	6,275	186	190
Total noninterest expense	$25,801	$27,555	$5,567	$5,327

	Banking		Wealth Management
(dollars in thousands)	2019	2018	2019	2018

Six Months Ended June 30:
Compensation and benefits	$27,161	$24,813	$8,364	$8,289
Occupancy and depreciation	8,816	7,703	1,138	1,144
Professional services and marketing	2,346	2,282	1,228	1,334
Customer service costs	7,672	6,595	—	—
Other expenses	6,393	7,973	355	377
Total noninterest expense	$52,388	$49,366	$11,085	$11,144

Noninterest expense in Banking decreased from $27.6 million in the second quarter of 2018 to $25.8 million in the second quarter of 2019, due primarily to $3.8 million of acquisition costs related to the acquisition of Premier Business Bank (“PBB”) recorded in the second quarter of 2018, with no similar costs recorded in 2019. This decrease was partially offset by increases in staffing and other costs associated with the Bank’s expansion, including the acquisition of PBB in June 2018, the growth of its balances of loans and deposits and general increases in costs. Compensation and benefits for Banking increased $0.6 million during the second quarter of 2019 as compared to the second quarter of 2018 due to salary increases and an increase in the number of full time equivalent employees (“FTE”) in Banking, which increased to 420.6 in the second quarter of 2019 from 361.1 in the second quarter of 2018 as a result of the increased staffing related to the PBB acquisition and additional personnel added to support the growth in loans and deposits. A $0.4 million increase in occupancy and depreciation for Banking in the second quarter of 2019 as compared to the second quarter of 2018 was due to costs related to the PBB acquisition and increases in our data processing costs due to increased volumes. Customer service costs for Banking increased from $3.8 million in the second quarter of 2018 to $4.3 million in the second quarter of 2019 due to increases in the earnings credit rates paid on the related deposit balances which was partially offset by a decrease in the related deposit balances. Other expenses for Banking decreased by $3.3 million in the second quarter of 2019 when compared to the corresponding period in 2018 due to the $3.8 million of acquisition costs recorded in the second quarter of 2018 which was partially offset by increases in the amortization of core deposit intangibles and FDIC insurance. Noninterest expenses for Wealth Management increased by $0.2 million in the second quarter of 2019, when compared to the second quarter of 2018, due to increased compensation costs and legal costs.

Noninterest expense in Banking increased from $49.4 million in the first six months of 2018 to $52.4 million in the first six months of 2019, due to increases in staffing and other costs associated with the Bank’s expansion, including the acquisition of PBB in June 2018, the growth of its balances of loans and deposits and general increases in costs. Compensation and benefits for Banking increased $2.3 million during the first six months of 2019 as compared to the first six months of 2018 due to salary increases and an increase in the FTE in Banking, which increased to 422.8 in the first six months of 2019 from 349.7 in the first six months of 2018 as a result of the increased staffing related to the PBB acquisition and additional personnel added to support the growth in loans and deposits. The $1.1 million increase in occupancy and depreciation for Banking in the first six months of 2019 as compared to the first six months of 2018 was due to costs related to the PBB acquisition and increases in our data processing costs due to increased volumes. Customer service costs for Banking increased from $6.6 million in the first six months of 2018 to $7.7 million in the first six months of 2019 due to increases in the earnings credit rates paid on the related deposit balances which was partially offset by a decrease in the related deposit balances. Other expenses decreased by $1.6 million in the first six months of 2019 when compared to the corresponding period in 2018 due to the $3.8 million of acquisition costs recorded in the second quarter of 2018 which was partially offset by increases in the amortization of core deposit intangibles and FDIC insurance.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
June 30, 2019:
Cash and cash equivalents	$84,770	$2,609	$(2,382)	$84,997
Securities AFS	773,774	—	—	773,774
Loans held for sale	622,130	—	—	622,130
Loans, net	4,611,164	—	—	4,611,164
Premises and equipment	7,986	724	136	8,846
FHLB Stock	19,224	—	—	19,224
Deferred taxes	9,260	120	207	9,587
REO	465	—	—	465
Goodwill and intangibles	98,254	—	—	98,254
Other assets	41,324	421	15,760	57,505
Total assets	$6,268,351	$3,874	$13,721	$6,285,946

Deposits	$4,754,837	$—	$(10,895)	$4,743,942
Borrowings	862,000	—	20,000	882,000
Intercompany balances	4,132	510	(4,642)	—
Other liabilities	53,531	2,067	17,703	73,301
Shareholders’ equity	593,851	1,297	(8,445)	586,703
Total liabilities and equity	$6,268,351	$3,874	$13,721	$6,285,946

December 31, 2018:
Cash and cash equivalents	$67,148	$4,636	$(4,472)	$67,312
Securities AFS	809,569	—	—	809,569
Loans held for sale	507,643	—	—	507,643
Loans, net	4,274,669	—	—	4,274,669
Premises and equipment	8,221	788	136	9,145
FHLB Stock	20,307	—	—	20,307
Deferred taxes	12,905	103	243	13,251
REO	815	—	—	815
Goodwill and Intangibles	99,482	—	—	99,482
Other assets	35,906	605	1,708	38,219
Total assets	$5,836,665	$6,132	$(2,385)	$5,840,412

Deposits	$4,544,168	$—	$(11,200)	$4,532,968
Borrowings	703,000	—	5,000	708,000
Intercompany balances	3,689	467	(4,156)	—
Other liabilities	34,886	2,830	2,544	40,260
Shareholders’ equity	550,922	2,835	5,427	559,184
Total liabilities and equity	$5,836,665	$6,132	$(2,385)	$5,840,412

Our consolidated balance sheet is primarily affected by changes occurring in Banking, as Wealth Management does not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the first six months of 2019, total assets increased by $446 million primarily due to increases in loans, including loans held for sale. Loans and loans held for sale increased $452 million in the first six months of 2019 as a result of $893 million of originations and a $15 million increase in the mark to market for loans held for sale which were partially offset by payoffs or scheduled payments of $456 million. The $211 million growth in deposits during the first six months of 2019 included increases in specialty deposits of $248 million and wholesale deposits of $62 million which were partially offset by a $99 million decrease in branch deposits. Borrowings increased by $174 million due primarily to the additional borrowings utilized to support our loan growth. At June 30, 2019 and December 31, 2018, the outstanding balance on the holding company line of credit was $20 million and $5 million, respectively.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased $18 million during the first six months of 2019. Changes in cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
June 30, 2019:
Agency mortgage-backed securities	$680,362	$9,908	$(2,597)	$687,673
Beneficial interest – FHLMC securitization	29,478	1,754	(1,863)	29,369
Corporate bonds	54,000	1,311	—	55,311
Other	1,372	49	—	1,421
Total	$765,212	$13,022	$(4,460)	$773,774

December 31, 2018:
Agency mortgage-backed securities	$723,597	$11,883	$(13,811)	$721,669
Beneficial interest – FHLMC securitization	32,143	1,756	(1,813)	32,086
Corporate bonds	54,000	638	(294)	54,344
Other	1,458	15	(3)	1,470
Total	$811,198	$14,292	$(15,921)	$809,569

US Treasury securities of $0.4 million as of June 30, 2019 that are included in the table above as Other are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations. As of June 30, 2019, $76 million of agency mortgage-backed securities are pledged as collateral as support for the Banks’s obligations under a loan sales and securitization agreement entered into in 2018.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yield is as follows as of June 30, 2019:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
Corporate bonds	$—	$—	$54,000	$—	$54,000
Other	—	400	972	—	1,372
Total	$—	400	54,972	—	55,372
Weighted average yield	—%	2.21%	5.29%	—%	5.27%

Estimated Fair Value:
Corporate bonds	$—	$—	$55,311	$—	$55,311
Other	—	403	1,018	—	1,421
Total	$—	$403	$56,329	$—	$56,732

Agency mortgage-backed securities and beneficial interest – FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage-backed securities and beneficial interests in FHLMC securitizations as of June 30, 2019 was 3.08%.

Loans. The following table sets forth our loans, by loan category, as of:

(dollars in thousands)	June 30, 2019	December 31, 2018
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,179,750	$1,956,935
Single family	904,413	904,828
Total real estate loans secured by residential properties	3,084,163	2,861,763
Commercial properties	897,303	869,169
Land	62,990	80,187
Total real estate loans	4,044,456	3,811,119
Commercial and industrial loans	558,532	449,805
Consumer loans	17,477	22,699
Total loans	4,620,465	4,283,623
Premiums, discounts and deferred fees and expenses	10,899	10,046
Total	$4,631,364	$4,293,669

Total loans, including loans held for sale, increased $452 million during the first six months of 2019 as a result of $893 million of originations and a $15 million increase in the mark to market for loans held for sale which were partially offset by payoffs or scheduled payments of $456 million.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	June 30, 2019		December 31, 2018
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$1,279,218	—	$1,074,661	—
Interest-bearing	316,806	0.803%	317,380	0.798%
Money market and savings	1,166,734	1.288%	1,190,717	1.115%
Certificates of deposits	1,981,184	2.324%	1,950,210	2.142%
Total	$4,743,942	1.341%	$4,532,968	1.270%

During the first six months of 2019, our deposit rates increased as we have raised rates to attract deposits. The weighted average rate of our interest bearing deposits increased from 1.67% at December 31, 2018 to 1.84% at June 30, 2019, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits have increased from 1.27% at December 31, 2018 to 1.34% at June 30, 2019.

The maturities of our certificates of deposit of $100,000 or more were as follows as of June 30, 2019:

(dollars in thousands)
3 months or less	$163,651
Over 3 months through 6 months	242,513
Over 6 months through 12 months	188,683
Over 12 months	25,028
Total	$619,875

From time to time, the Bank will utilize brokered deposits as a source of funding. As of June 30, 2019 the Bank held $1.3 billion of deposits which are classified as brokered deposits.

Borrowings. At June 30, 2019 our borrowings consisted of $862 million in overnight FHLB advances and other borrowings at the Bank and $20 million of borrowings on our holding company line of credit. At December 31, 2018, our borrowings consisted of $703 million of overnight FHLB advances at FFB and $5 million of borrowings on our holding company line of credit. The FHLB overnight advances and other borrowings were paid in full in the early parts of July 2019 and January 2019, respectively. Because FFB primarily utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of FHLB advances and other borrowings outstanding during the first six months of 2019 was $718 million, as compared to $693 million for the first six months of 2018. The weighted average interest rate on these borrowings was 2.58% for the first six months of 2019, as compared to 1.73% for the first six months of 2018. The maximum amount of borrowings at the Bank outstanding at any month-end during the first six months of 2019 and during all of 2018 was $956 million and $773 million, respectively.

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

(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Total Past Due and Nonaccrual	Current	Total
June 30, 2019:
Real estate loans:
Residential properties	$14	$2,000	$—	$1,797	$3,811	$3,080,352	$3,084,163
Commercial properties	556	—	—	2,481	3,037	894,266	897,303
Land	1,400	—	—	697	2,097	60,893	62,990
Commercial and industrial loans	2,234	72	—	9,952	12,258	546,274	558,532
Consumer loans	—	—	1	—	1	17,476	17,477
Total	$4,204	$2,072	$1	$14,927	$21,204	$4,599,261	$4,620,465

Percentage of total loans	0.09%	0.04%	0.00%	0.32%	0.46%

December 31, 2018:
Real estate loans:
Residential properties	$74	$—	$499	$651	$1,224	$2,860,539	$2,861,763
Commercial properties	440	117	—	1,607	2,164	867,005	869,169
Land	2,000	—	—	697	2,697	77,490	80,187
Commercial and industrial loans	12,541	300	536	8,559	21,936	427,869	449,805
Consumer loans	—	7	—	2	9	22,690	22,699
Total	$15,055	$424	$1,035	$11,516	$28,030	$4,255,593	$4,283,623

Percentage of total loans	0.35%	0.01%	0.02%	0.27%	0.65%

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	June 30, 2019			December 31, 2018
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial real estate loans	$1,226	$1,769	$2,995	$1,264	$1,491	$2,755
Commercial and industrial loans	—	2,898	2,898	—	2,096	2,096
Total	1,226	4,667	5,893	1,264	3,587	4,851

These loans were classified as a TDR as a result of a reduction in required principal payments, reductions in rates and/or an extension of the maturity date of the loans.

The following is a breakdown of our loan portfolio by the risk category of loans as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
June 30, 2019:
Real estate loans:
Residential properties	$3,079,485	$2,908	$—	$1,770	$3,084,163
Commercial properties	873,451	8,462	6,529	8,861	897,303
Land	61,498	—	795	697	62,990
Commercial and industrial loans	542,635	1,170	4,676	10,051	558,532
Consumer loans	17,477	—	—	—	17,477
Total	$4,574,546	$12,540	$12,000	$21,379	$4,620,465

December 31, 2018:
Real estate loans:
Residential properties	$2,857,666	$3,446	$—	$651	$2,861,763
Commercial properties	845,672	13,024	7,602	2,871	869,169
Land	78,681	—	809	697	80,187
Commercial and industrial loans	431,751	7,723	1,772	8,559	449,805
Consumer loans	22,699	—	—	—	22,699
Total	$4,236,469	$24,193	$10,183	$12,778	$4,283,623

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

In 2017 and 2018, we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	June 30, 2019	December 31, 2018
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$370	$451
Commercial properties	6,217	10,871
Land	1,073	1,089
Total real estate loans	7,660	12,411
Commercial and industrial loans	1,014	1,150
Consumer loans	8	10
Total loans	8,682	13,571
Unaccreted discount on purchased credit impaired loans	(3,768)	(6,490)
Total	$4,914	$7,081

 Allowance for Loan Losses. The following table summarizes the activity in our ALLL for the periods indicated:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter ended June 30, 2019:
Real estate loans:
Residential properties	$9,638	$(936)	$—	$—	$8,702
Commercial properties	4,315	245	—	—	4,560
Land	242	229	—	—	471
Commercial and industrial loans	4,795	1,697	(386)	155	6,261
Consumer loans	210	(4)	—	—	206
Total	$19,200	$1,231	$(386)	$155	$20,200

Six months ended June 30, 2019:
Real estate loans:
Residential properties	$9,216	$(514)	$—	$—	$8,702
Commercial properties	4,547	13	—	—	4,560
Land	391	80	—	—	471
Commercial and industrial loans	4,628	2,200	(929)	362	6,261
Consumer loans	218	(8)	(5)	1	206
Total	$19,000	$1,771	$(934)	$363	$20,200
Year ended December 31, 2018:
Real estate loans:
Residential properties	$9,715	$(499)	$—	$—	$9,216
Commercial properties	4,399	359	(211)	—	4,547
Land	395	(4)	—	—	391
Commercial and industrial loans	3,624	4,413	(3,978)	569	4,628
Consumer loans	267	(49)	—	—	218
Total	$18,400	$4,220	$(4,189)	$569	$19,000

Excluding the loans acquired in acquisitions, our ALLL represented 0.48% and 0.51% of total loans outstanding as of June 30, 2019 and December 31, 2018, respectively.

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

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method as of:

	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
(dollars in thousands)	Individually	Collectively	Impaired	Total	Other Loans
June 30, 2019:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$8,702	$—	$8,702	$1,300
Commercial properties	114	4,446	—	4,560	1,456
Land	—	471	—	471	33
Commercial and industrial loans	670	5,591	—	6,261	399
Consumer loans	—	206	—	206	1
Total	$784	$19,416	$—	$20,200	$3,189
Loans:
Real estate loans:
Residential properties	$1,770	$3,082,393	$—	$3,084,163	$215,679
Commercial properties	8,861	884,971	3,471	897,303	265,134
Land	697	61,498	795	62,990	35,616
Commercial and industrial loans	10,051	547,833	648	558,532	48,798
Consumer loans	—	17,477	—	17,477	315
Total	$21,379	$4,594,172	$4,914	$4,620,465	$565,542

	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
(dollars in thousands)	Individually	Collectively	Impaired	Total	Other Loans
December 31, 2018:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,216	$—	$9,216	$1,724
Commercial properties	126	4,421	—	4,547	1,779
Land	—	391	—	391	84
Commercial and industrial loans	290	4,338	—	4,628	633
Consumer loans	—	218	—	218	3
Total	$416	$18,584	$—	$19,000	$4,223
Loans:
Real estate loans:
Residential properties	$651	$2,861,112	$—	$2,861,763	$241,698
Commercial properties	2,871	860,835	5,463	869,169	275,516
Land	697	78,681	809	80,187	41,132
Commercial and industrial loans	8,559	440,437	809	449,805	61,183
Consumer loans	—	22,699	—	22,699	366
Total	$12,778	$4,263,764	$7,081	$4,283,623	$619,895
The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in prior acquisitions, and the stated principal balance of the related loans. The unaccreted credit component discount is equal to 0.56% and 0.68% of the stated principal balances of these loans as of June 30, 2019 and December 31, 2018, respectively. In addition to this unaccreted credit component discount, an additional $0.8 million and $0.4 million of the ALLL were provided for these loans as of June 30, 2019 and December 31, 2018, respectively.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of shares by FFI. The remaining balances of the Bank’s lines of credit available to draw down totaled $1.6 billion at June 30, 2019.

Cash Flows Provided by Operating Activities. During the six months ended June 30, 2019, operating activities provided net cash of $24 million, comprised primarily of our net income of $24 million. During the six months ended June 30, 2018, operating activities provided net cash of $16 million, comprised primarily of our net income of $14 million.

Cash Flows Used in Investing Activities. During the six months ended June 30, 2019, investing activities used net cash of $387 million, primarily to fund a $434 million net increase in loans, offset partially by $47 million in cash received in proceeds from the sale, principal collection, and maturities of securities. During the six months ended June 30, 2018, investing activities used net cash of $524 million, primarily to fund a $649 million net increase in loans and $21 million in securities purchases, offset partially by $52 million in loan sales, $47 million in cash received in proceeds from the sale, principal collection, and maturities of securities, and $47 million in cash received in the acquisition.

Cash Flow Provided by Financing Activities. During the six months ended June 30, 2019, financing activities provided net cash of $381 million, consisting primarily of net increases of $211 million in deposits, $159 million in FHLB advances and other borrowings, and an increase in $15 million in our line of credit, offset partially by $4 million in dividends paid. During the six months ended June 30, 2018, financing activities provided net cash of $758 million, consisting primarily of net increases of $711 million in deposits and a $43 million net increase in FHLB advances.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio, the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2019 and December 31, 2018, the loan-to-deposit ratios at the Bank were 111% and 106%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of June 30, 2019:

(dollars in thousands)
Commitments to fund new loans	$49,353
Commitments to fund under existing loans, lines of credit	450,456
Commitments under standby letters of credit	10,307

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of June 30, 2019, the Bank was obligated on $231 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $213 million of deposits from the State of California.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
June 30, 2019:
CET1 capital ratio	$482,998	10.84%	$200,530	4.50%
Tier 1 leverage ratio	482,998	8.03%	240,572	4.00%
Tier 1 risk-based capital ratio	482,998	10.84%	267,374	6.00%
Total risk-based capital ratio	505,324	11.34%	356,498	8.00%

December 31, 2018:
CET1 capital ratio	$460,600	10.67%	$194,179	4.50%
Tier 1 leverage ratio	460,600	8.39%	219,694	4.00%
Tier 1 risk-based capital ratio	460,600	10.67%	258,906	6.00%
Total risk-based capital ratio	481,476	11.16%	345,207	8.00%

FFB
June 30, 2019:
CET1 capital ratio	$490,119	11.04%	$199,747	4.50%	$288,523	6.50%
Tier 1 leverage ratio	490,119	8.17%	239,816	4.00%	299,770	5.00%
Tier 1 risk-based capital ratio	490,119	11.04%	266,329	6.00%	355,105	8.00%
Total risk-based capital ratio	512,445	11.54%	355,105	8.00%	443,881	10.00%

December 31, 2018:
CET1 capital ratio	$453,248	10.51%	$194,058	4.50%	$280,306	6.50%
Tier 1 leverage ratio	453,248	8.26%	219,568	4.00%	274,461	5.00%
Tier 1 risk-based capital ratio	453,248	10.51%	258,744	6.00%	344,992	8.00%
Total risk-based capital ratio	474,124	10.99%	344,992	8.00%	431,240	10.00%

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

During the first six months of 2019, FFI made capital contributions to FFB of $10 million. As of June 30, 2019, FFI had $15.3 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

As of June 30, 2019, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $202 million for the CET-1 capital ratio, $190 million for the Tier 1 leverage ratio, $135 million for the Tier 1 risk-based capital ratio and $69 million for the Total risk-based capital ratio.

The Company paid a quarterly cash dividend of $0.05 per common share in the first and second quarters of 2019. It is our current intention to continue to pay quarterly dividends. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. We did not pay dividends in 2018.

We had no material commitments for capital expenditures as of June 30, 2019. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, including by opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns, although we do not have any immediate plans, arrangements or understandings relating to any material acquisition. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2019, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, which we filed with the SEC on March 1, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company adopted a stock repurchase plan on October 30, 2018 for the repurchase of up to 2,200,000 shares of its common stock from time to time as market conditions allow. This plan has no stated expiration date for the repurchases. The following table presents stock repurchases we made during the second quarter of 2019 and the maximum number of shares that may be repurchased under the program as of June 30, 2019:

Purchase Dates	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

April 1 to April 30, 2019	—	—	—	2,164,700
May 1 to May 31,2019	1,800	$13.00	37,100	2,162,900
June 1 to June 30, 2019	—	—	—	2,162,900

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

10.1

Fourth Amendment to Loan Agreement, dated as of May 31, 2019, by and between First Foundation Inc. and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 3, 2019.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Labels Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: August 8, 2019	By:	/s/ JOHN M. MICHEL
John M. Michel
Executive Vice President and Chief Financial Officer

S-1