Form 10-Q
period 2019-09-30
First Foundation Inc.
filed 2019-11-07
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 6, 2019, the registrant had 44,653,847 shares of common stock, $0.001 par value per share, outstanding

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2019

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30, 2019	December 31, 2018
	(unaudited)
ASSETS
Cash and cash equivalents	$268,446	$67,312
Securities available-for-sale (“AFS”)	1,042,940	809,569
Loans held for sale	501,860	507,643

Loans, net of deferred fees	4,374,208	4,293,669
Allowance for loan and lease losses (“ALLL”)	(20,500)	(19,000)
Net loans	4,353,708	4,274,669

Investment in FHLB stock	17,250	20,307
Deferred taxes	9,534	13,251
Premises and equipment, net	8,694	9,145
Real estate owned (“REO”)	—	815
Goodwill and intangibles	97,717	99,482
Other assets	58,197	38,219
Total Assets	$6,358,346	$5,840,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$5,170,566	$4,532,968
Borrowings	520,000	708,000
Accounts payable and other liabilities	63,420	40,260
Total Liabilities	5,753,986	5,281,228

Commitments and contingencies	—	—
Shareholders’ Equity
Common Stock, par value $0.001: 70,000,000 shares authorized; 44,652,847 and 44,496,007 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	45	44
Additional paid-in-capital	433,426	431,832
Retained earnings	162,792	128,461
Accumulated other comprehensive income (loss), net of tax	8,097	(1,153)
Total Shareholders’ Equity	604,360	559,184

Total Liabilities and Shareholders’ Equity	$6,358,346	$5,840,412

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Loans	$56,483	$53,345	$166,828	$135,851
Securities AFS	5,349	3,579	17,700	10,576
Fed funds sold, FHLB stock and deposits	782	1,123	1,938	3,437
Total interest income	62,614	58,047	186,466	149,864

Interest expense:
Deposits	16,675	11,442	48,419	25,398
Borrowings	2,807	2,879	11,981	10,221
Total interest expense	19,482	14,321	60,400	35,619

Net interest income	43,132	43,726	126,066	114,245

Provision for loan losses	172	9	1,943	4,147

Net interest income after provision for loan losses	42,960	43,717	124,123	110,098

Noninterest income:
Asset management, consulting and other fees	7,304	7,228	21,234	21,497
Gain (loss) on sale of loans	4,218	1,364	4,218	419
Other income	2,460	2,512	6,126	5,154
Total noninterest income	13,982	11,104	31,578	27,070

Noninterest expense:
Compensation and benefits	17,167	17,577	53,402	51,391
Occupancy and depreciation	5,450	5,590	15,485	14,524
Professional services and marketing costs	1,745	2,271	5,773	6,580
Customer service costs	5,920	4,854	13,592	11,449
Other expenses	2,412	3,675	9,669	12,993
Total noninterest expense	32,694	33,967	97,921	96,937

Income before taxes on income	24,248	20,854	57,780	40,231
Taxes on income	6,892	6,147	16,755	11,402
Net income	$17,356	$14,707	$41,025	$28,829

Net income per share:
Basic	$0.39	$0.33	$0.92	$0.70
Diluted	$0.39	$0.33	$0.91	$0.69
Shares used to compute net income per share:
Basic	44,639,481	44,405,094	44,602,368	41,288,804
Diluted	44,935,308	44,852,107	44,876,614	41,790,656

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock				Accumulated Other
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance: December 31, 2017	38,207,766	$38	$314,501	$85,503	$(5,091)	$394,951
Net income	—	—	—	28,829	—	28,829
Other comprehensive loss	—	—	—	—	(9,485)	(9,485)
Stock based compensation	—	—	2,182	—	—	2,182
Issuance of common stock:
Exercise of options	221,334	—	1,681	—	—	1,681
Stock grants – vesting of Restricted Stock Units	140,698	—	—	—	—	—
Acquisition	5,234,593	5	101,494	—	—	101,499
Capital Raise	625,730	1	11,341	—	—	11,342
Balance: September 30, 2018	44,430,121	$44	$431,199	$114,332	$(14,576)	$530,999

Balance: December 31, 2018	44,496,007	$44	$431,832	$128,461	$(1,153)	$559,184
Net income	—	—	—	41,025	—	41,025
Other comprehensive income	—	—	—	—	9,250	9,250
Stock based compensation	—	—	1,336	—	—	1,336
Cash dividend	—	—	—	(6,694)	—	(6,694)
Stock Repurchase	(1,800)	—	(23)	—	—	(23)
Issuance of common stock:
Exercise of options	37,000	—	282	—	—	282
Stock grants – vesting of Restricted Stock Units	121,640	1	(1)	—	—	—
Balance: September 30, 2019	44,652,847	$45	$433,426	$162,792	$8,097	$604,360

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Net income	$17,356	$14,707	$41,025	$28,829
Other comprehensive income:
Unrealized holding gains (losses) on securities arising during the period	2,883	(3,388)	13,074	(13,406)
Other comprehensive income (loss) before tax	2,883	(3,388)	13,074	(13,406)
Income tax (benefit) expense related to items of other comprehensive income	619	(991)	3,600	(3,921)
Other comprehensive income (loss), net of tax	2,264	(2,397)	9,474	(9,485)

Less: Reclassification adjustment for gains (loss) included in net earnings	(316)	—	(316)	—
Income tax (expense) benefit related to reclassification adjustment	90	—	92	—
Reclassification adjustment for gains included in net earnings, net of tax	(226)	—	(224)	—
Other comprehensive income (loss), net of tax	2,038	(2,397)	9,250	(9,485)
Total comprehensive income	$19,394	$12,310	$50,275	$19,344

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$41,025	$28,829
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	1,943	4,147
Stock–based compensation expense	1,336	2,182
Depreciation and amortization	2,256	2,084
Deferred tax expense	(107)	767
Amortization of core deposit intangible	1,765	1,404
Amortization of mortgage servicing rights – net	1,199	741
Amortization of premiums on purchased loans – net	(4,231)	(4,182)
Gain on sale of loans	(4,218)	(419)
Gain from hedging activities	(655)	—
Loss on sale of securities	316	—
Gain on sale of REO	(742)	—
Increase in other assets	(1,499)	2,269
Increase in accounts payable and other liabilities	8,758	4,565
Net cash provided by operating activities	47,146	42,387

Cash Flows from Investing Activities:
Net increase in loans	(628,176)	(785,756)
Proceeds from sale of loans	573,897	674,311
Proceeds from sale of REO	1,557	1,737
Purchase of premises and equipment	(1,805)	(2,118)
Recovery of allowance for loan losses	1,770	—
Purchases of AFS securities	(576,539)	(350,400)
Proceeds from sale of AFS securities	283,893	9,982
Maturities of AFS securities	73,054	56,729
Cash acquired in acquisition	—	47,582
Sale (purchases) of FHLB stock, net	3,057	5,039
Net cash used in investing activities	(269,292)	(342,894)

Cash Flows from Financing Activities:
Increase in deposits	637,598	747,595
FHLB advances and other Bank borrowings – net increase	(203,000)	(510,570)
Line of credit net change – borrowings (paydowns), net	15,000	(15,000)
Dividends paid	(6,694)	—
Settlement of swap	(19,883)	—
Proceeds from sale of stock, net	282	13,023
Repurchase of stock	(23)	—
Net cash provided by financing activities	423,280	235,048

Increase in cash and cash equivalents	201,134	(65,459)
Cash and cash equivalents at beginning of year	67,312	120,394
Cash and cash equivalents at end of period	$268,446	$54,935

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$14,434	$11,273
Interest	55,785	31,632
Noncash transactions:
Transfer of loans to loans held for sale	$553,498	$524,367
Mortgage servicing rights created from loan sales	1,861	2,646
Chargeoffs against allowance for loans losses	2,213	3,547
Acquisition reconciliation – goodwill/deferred taxes	—	300

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 - UNAUDITED

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

In July 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-07, Codification Updates to SEC Sections.  ASU 2019-07 amends certain Securities and Exchange Commission (“SEC”) sections or paragraphs within the Accounting Standards Codification (“ASC”) to reflect changes in SEC Final Rule Releases (“SEC Releases”) No. 33-10532, Disclosure Update and Simplification and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization.  The effective date and transition requirements for the amendments in this ASU are the same as the effective dates and transition requirements in SEC Releases 33-10532, 33-10231, and 33-10442, as amended by this ASU. The adoption of ASU 2019-07 is not expected to have a significant impact on the Company's consolidated financial statements.

In May 2019, the FASB issued ASU 2019-05, Financial Instruments – Credit Losses (Topic 326), Targeted Transition Relief. ASU 2019-05 provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments – Credit Losses Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments – Overall applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2019-05.  The effective date and transition requirements for the amendments in this ASU are effective for fiscal years beginning after December 15, 2019. The adoption of ASU 2019-05 is not expected to have a significant impact on the Company's consolidated financial statements.

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

For the Nine Months Ended September 30, 2019 – UNAUDITED

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

For the Nine Months Ended September 30, 2019 – UNAUDITED

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 – UNAUDITED

Pro Forma Information (unaudited)

The following table presents unaudited pro forma information for the nine month period ending September 30, 2018 as if the acquisition of PBB had occurred on January 1, 2018, after giving effect to certain adjustments. The unaudited pro forma information for this period includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, adjustments for interest expense on deposits acquired, acquisition costs, and the related income tax effects of all these items. The net effect of these pro forma adjustments was an increase of $6.3 million in net income for the nine months ended September 30, 2018. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed date.

(dollars in thousands)	Nine Months Ended September 30, 2018
Net interest income	$125,700
Provision for loan losses	4,147
Noninterest income	27,837
Noninterest expenses	100,564
Income before taxes	48,826
Taxes on income	13,676
Net income	$35,150

Net income per share:
Basic	$0.80
Diluted	$0.79

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

For the Nine Months Ended September 30, 2019 – UNAUDITED

Securities available for sale and effective with the adoption of ASU 2016-01 on January 1, 2018, investments in equity securities, are measured at fair value on a recurring basis depending upon whether the inputs are Level 1, 2 or 3 as described above.

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2019:
Investment securities available for sale:
Agency mortgage-backed securities	$935,638	$—	$935,638	$—
Beneficial interest – FHLMC securitizations	50,038	—	—	50,038
Corporate bonds	55,827	—	55,827	—
Other	1,437	403	1,034	—
Investment in equity securities	357	357	—	—
Total assets at fair value on a recurring basis	$1,043,297	$760	$992,499	$50,038

December 31, 2018:
Investment securities available for sale:
Agency mortgage-backed securities	$721,669	$—	$388,527	$333,142
Beneficial interest – FHLMC securitizations	32,086	—	—	32,086
Corporate bonds	54,344	—	54,344	—
Other	1,470	497	973	—
Investment in equity securities	352	352	—	—
Total assets at fair value on a recurring basis	$809,921	$849	$443,844	$365,228

Derivatives:
Interest rate swaps	$5,175	$—	$5,175	$—

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

For the Nine Months Ended September 30, 2019 – UNAUDITED

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Impaired Loans. ASC 820-10 applies to loans measured for impairment in accordance with ASC 310-10, Accounting by Creditors for Impairment of a Loan, at the fair value of the loan’s collateral (if the loan is collateral dependent) less estimated selling costs. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3. The total collateral dependent impaired Level 3 loans were $25.5 million and $12.8 million at September 30, 2019 and December 31, 2018, respectively.  There were no specific reserves related to these loans at September 30, 2019 and December 31, 2018.

Real Estate Owned.  The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.  As of September 30, 2019 and December 31, 2018, the fair value of real estate owned was $0 and $0.8 million, respectively.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 – UNAUDITED

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include beneficial interests – FHLMC securitization. Significant assumptions in the valuation of these Level 3 securities as of September 30, 2019 and December 31, 2018 included a prepayment rate of 15% and discount rates ranging from 4.0% to 10%.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 – UNAUDITED

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
September 30, 2019:
Assets:
Cash and cash equivalents	$268,446	$268,446	$—	$—	$268,446
Securities AFS	1,042,940	403	992,499	50,038	1,042,940
Loans held for sale	501,860	—	505,517	—	505,517
Loans, net	4,353,708	—	—	4,398,500	4,398,500
Investment in FHLB stock	17,250	—	17,250	—	17,250
Investment in equity securities	357	357	—	—	357

Liabilities:
Deposits	5,170,566	3,199,348	1,971,767	—	5,171,115
Borrowings	520,000	—	500,000	20,000	520,000
Interest rate swaps	—	—	—	—	—

December 31, 2018:
Assets:
Cash and cash equivalents	$67,312	$67,312	$—	$—	$67,312
Securities AFS	809,569	497	443,844	365,228	809,569
Loans held for sale	507,643	—	517,273	—	517,273
Loans, net	4,274,669	—	—	4,408,788	4,408,788
Investment in FHLB stock	20,307	—	20,307	—	20,307
Investment in equity securities	352	352	—	—	352

Liabilities:
Deposits	4,532,968	2,582,758	1,943,635	—	4,526,393
Borrowings	708,000	—	703,000	5,000	708,000
Interest rate swaps	5,175	—	5,175	—	5,175

NOTE 4: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2019:
Agency mortgage-backed securities	$925,132	$10,715	$(209)	$935,638
Beneficial interests in FHLMC securitization	50,983	1,808	(2,753)	50,038
Corporate bonds	54,000	1,827	—	55,827
Other	1,380	57	—	1,437
Total	$1,031,495	$14,407	$(2,962)	$1,042,940

December 31, 2018:
Agency mortgage-backed securities	$723,597	$11,883	$(13,811)	$721,669
Beneficial interests in FHLMC securitization	32,143	1,756	(1,813)	32,086
Corporate bonds	54,000	638	(294)	54,344
Other	1,458	15	(3)	1,470
Total	$811,198	$14,292	$(15,921)	$809,569

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 – UNAUDITED

US Treasury securities of $0.4 million as of September 30, 2019 that are included in the table above as Other are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations. As of September 30, 2019, $151 million of agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into in 2019 and 2018.

The tables below indicate, as of September 30, 2019 and December 31, 2018, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$5,756	$(25)	$21,940	$(184)	$27,696	$(209)
Beneficial interests in FHLMC securitization	369	(11)	4,694	(2,742)	5,063	(2,753)
Corporate bonds	—	—	—	—	—	—
Other	—	—	—	—	—	—
Total temporarily impaired securities	$6,125	(36)	$26,634	$(2,926)	$32,759	$(2,962)

	Securities with Unrealized Loss at December 31, 2018
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$—	$—	$387,151	$(13,811)	$387,151	$(13,811)
Beneficial interests in FHLMC securitization	429	(11)	7,038	(1,802)	7,467	(1,813)
Corporate bonds	38,706	(294)	—	—	38,706	(294)
Other	—	—	497	(3)	497	(3)
Total temporarily impaired securities	$39,135	(305)	$394,686	$(15,616)	$433,821	$(15,921)

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 – UNAUDITED

The scheduled maturities of securities AFS and the related weighted average yields were as follows for the periods indicated:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
September 30, 2019
Amortized Cost:
Corporate bonds	$—	$—	$54,000	$—	$54,000
Other	—	400	979	—	1,379
Total	—	400	54,979	—	55,379
Weighted average yield	$—%	2.21%	5.29%	—%	5.27%
Estimated Fair Value:
Corporate bonds	$—	$—	$55,827	$—	$55,827
Other	—	403	1,032	—	1,435
Total	$—	$403	$56,859	$—	$57,262

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
December 31, 2018
Amortized Cost:
Corporate bonds	$—	$—	$54,000	$—	$54,000
Other	500	—	958	—	1,458
Total	500	—	54,958	—	55,458
Weighted average yield	1.03%	—%	5.29%	—%	5.25%
Estimated Fair Value:
Corporate bonds	$—	$—	$54,344	$—	$54,344
Other	497	—	973	—	1,470
Total	$497	$—	$55,317	$—	$55,814

Agency mortgage-backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage-backed securities and beneficial interests as of September 30, 2019 was 2.87%.

NOTE 5: LOANS

The following is a summary of our loans as of:

(dollars in thousands)	September 30, 2019	December 31, 2018
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$1,941,624	$1,956,935
Single family	896,607	904,828
Total real estate loans secured by residential properties	2,838,231	2,861,763
Commercial properties	871,225	869,169
Land	71,110	80,187
Total real estate loans	3,780,566	3,811,119
Commercial and industrial loans	566,390	449,805
Consumer loans	16,505	22,699
Total loans	4,363,461	4,283,623
Premiums, discounts and deferred fees and expenses	10,747	10,046
Total	$4,374,208	$4,293,669

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 – UNAUDITED

As of September 30, 2019 and December 31, 2018, the principal balances shown above are net of unaccreted discount related to loans acquired in acquisitions of $9.1 million and $13.3 million, respectively.

In 2017 and 2018 the Company purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	September 30, 2019	December 31, 2018
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$367	$451
Commercial properties	6,173	10,871
Land	1,066	1,089
Total real estate loans	7,606	12,411
Commercial and industrial loans	966	1,150
Consumer loans	7	10
Total loans	8,579	13,571
Unaccreted discount on purchased credit impaired loans	(3,788)	(6,490)
Total	$4,791	$7,081

Accretable yield, or income expected to be collected on purchased credit impaired loans, and the related changes, is as follows for the periods indicated:

(dollars in thousands)	Nine Months Ended September 30, 2019	Year Ended December 31, 2018

Beginning balance	$767	$850
Accretion of income	(244)	(1,509)
Reclassification from nonaccretable difference	10	—
Acquisition	—	1,887
Disposals	(57)	(461)
Ending balance	$476	$767

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 – UNAUDITED

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
September 30, 2019:
Real estate loans:
Residential properties	$14	$—	$—	$1,452	$1,466	$2,836,765	$2,838,231
Commercial properties	—	1,089	—	7,575	8,664	862,561	871,225
Land	3,262	—	—	697	3,959	67,151	71,110
Commercial and industrial loans	3,937	87	106	11,478	15,608	550,782	566,390
Consumer loans	—	—	—	—	—	16,505	16,505
Total	$7,213	$1,176	$106	$21,202	$29,697	$4,333,764	$4,363,461

Percentage of total loans	0.17%	0.03%	—%	0.49%	0.68%

December 31, 2018:
Real estate loans:
Residential properties	$74	$—	$499	$651	$1,224	$2,860,539	$2,861,763
Commercial properties	440	117	—	1,607	2,164	867,005	869,169
Land	2,000	—	—	697	2,697	77,490	80,187
Commercial and industrial loans	12,541	300	536	8,559	21,936	427,869	449,805
Consumer loans	—	7	—	2	9	22,690	22,699
Total	$15,055	$424	$1,035	$11,516	$28,030	$4,255,593	$4,283,623

Percentage of total loans	0.35%	0.01%	0.02%	0.27%	0.65%

The following table presents the loans classified as troubled debt restructurings (“TDR”) by accrual and nonaccrual status as of:

	September 30, 2019			December 31, 2018
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial real estate loans	$1,207	$2,206	$3,413	$1,264	$1,491	$2,755
Commercial and industrial loans	—	2,883	2,883	—	2,096	2,096
Total	$1,207	$5,089	6,296	$1,264	$3,587	$4,851

The following table provides information on loans that were modified as TDRs for the following periods:

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Nine Months Ended September 30, 2019:
Commercial real estate loans	1	$795	$795	$—
Commercial and industrial loans	4	994	994	—
Total	5	$1,789	$1,789	$—

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year Ended December 31, 2018:
Commercial real estate loans	1	$1,264	$1,264	$—
Commercial and industrial loans	3	2,096	2,096	—
Total	4	$3,360	$3,360	$—

All of these loans were classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loans. These loans have been paying in accordance with the terms of their restructure.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 – UNAUDITED

NOTE 6: ALLOWANCE FOR LOAN LOSSES

The following is a roll forward of the Bank’s allowance for loan losses for the following periods:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter Ended September 30, 2019:
Real estate loans:
Residential properties	$8,702	$(575)	$—	$—	$8,127
Commercial properties	4,560	5	—	—	4,565
Land	471	102	—	—	573
Commercial and industrial loans	6,261	648	(1,279)	1,407	7,037
Consumer loans	206	(8)	—	—	198
Total	$20,200	$172	$(1,279)	$1,407	$20,500

Nine Months Ended September 30, 2019:
Real estate loans:
Residential properties	$9,216	$(1,089)	$—	$—	$8,127
Commercial properties	4,547	18	—	—	4,565
Land	391	182	—	—	573
Commercial and industrial loans	4,628	2,848	(2,208)	1,769	7,037
Consumer loans	218	(16)	(5)	1	198
Total	$19,000	$1,943	$(2,213)	$1,770	$20,500

Year Ended December 31, 2018:
Real estate loans:
Residential properties	$9,715	$(499)	$—	$—	$9,216
Commercial properties	4,399	359	(211)	—	4,547
Land	395	(4)	—	—	391
Commercial and industrial loans	3,624	4,413	(3,978)	569	4,628
Consumer loans	267	(49)	—	—	218
Total	$18,400	$4,220	$(4,189)	$569	$19,000

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 – UNAUDITED

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of:

	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
(dollars in thousands)	Individually	Collectively	Impaired	Total	Other Loans
September 30, 2019:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$8,127	$—	$8,127	$1,167
Commercial properties	111	4,454	—	4,565	1,277
Land	—	573	—	573	25
Commercial and industrial loans	282	6,755	—	7,037	326
Consumer loans	—	198	—	198	1
Total	$393	$20,107	$—	$20,500	$2,796
Loans:
Real estate loans:
Residential properties	$1,426	$2,836,805	$—	$2,838,231	$200,542
Commercial properties	12,688	855,157	3,380	871,225	235,633
Land	697	69,625	788	71,110	34,562
Commercial and industrial loans	10,722	555,045	623	566,390	29,060
Consumer loans	—	16,505	—	16,505	285
Total	$25,533	$4,333,137	$4,791	$4,363,461	$500,082

December 31, 2018:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,216	$—	$9,216	$1,724
Commercial properties	126	4,421	—	4,547	1,779
Land	—	391	—	391	84
Commercial and industrial loans	290	4,338	—	4,628	633
Consumer loans	—	218	—	218	3
Total	$416	$18,584	$—	$19,000	$4,223
Loans:
Real estate loans:
Residential properties	$651	$2,861,112	$—	$2,861,763	$241,698
Commercial properties	2,871	860,835	5,463	869,169	275,516
Land	697	78,681	809	80,187	41,132
Commercial and industrial loans	8,559	440,437	809	449,805	61,183
Consumer loans	—	22,699	—	22,699	366
Total	$12,778	$4,263,764	$7,081	$4,283,623	$619,895

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in a business combination, and the stated principal balance of the related loans. The discount is equal to 0.56% and 0.68% of the stated principal balance of these loans as of September 30, 2019 and December 31, 2018, respectively. In addition to this unaccreted credit component discount, an additional $0.4 million of ALLL has been provided for these loans as of September 30, 2019 and December 31, 2018.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 – UNAUDITED

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
September 30, 2019:
Real estate loans:
Residential properties	$2,835,650	$1,155	$—	$1,426	$2,838,231
Commercial properties	851,578	688	7,066	11,893	871,225
Land	69,625	—	788	697	71,110
Commercial and industrial loans	547,235	689	6,949	11,517	566,390
Consumer loans	16,505	—	—	—	16,505
Total	$4,320,593	$2,532	$14,803	$25,533	$4,363,461

December 31, 2018:
Real estate loans:
Residential properties	$2,857,666	$3,446	$—	$651	$2,861,763
Commercial properties	845,672	13,024	7,602	2,871	869,169
Land	78,681	—	809	697	80,187
Commercial and industrial loans	431,751	7,723	1,772	8,559	449,805
Consumer loans	22,699	—	—	—	22,699
Total	$4,236,469	$24,193	$10,183	$12,778	$4,283,623

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 – UNAUDITED

Impaired loans evaluated individually and any related allowance are as follows as of:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
September 30, 2019:
Real estate loans:
Residential properties	$1,479	$1,426	$—	$—	$—
Commercial properties	11,675	11,481	1,207	1,207	111
Land	697	697	—	—	—
Commercial and industrial loans	9,429	8,717	2,084	2,005	282
Total	$23,280	$22,321	$3,291	$3,212	$393

December 31, 2018:
Real estate loans:
Residential properties	$651	$651	$—	$—	$—
Commercial properties	1,607	1,607	1,264	1,264	126
Land	697	697	—	—	—
Commercial and industrial loans	6,543	6,543	2,016	2,016	290
Total	$9,498	$9,498	$3,280	$3,280	$416

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the:

	Nine Months Ended September 30, 2019		Year Ended December 31, 2018
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$1,453	$—	$276	$—
Commercial properties	9,512	222	3,459	90
Land	697	—	—	—
Commercial and industrial loans	10,080	—	9,117	—
Total	$21,742	$222	$12,852	$90

There was no interest income recognized on a cash basis in either 2019 or 2018 on impaired loans.

NOTE 7: LOAN SALES AND MORTGAGE SERVICING RIGHTS

During the first nine months of 2019, FFB recognized a $4.2 million gain on the sale of $551 million of multifamily loans and recorded mortgage servicing rights of $1.9 million on the sale of those loans. During the first nine months of 2018, FFB recognized a $0.4 million gain on the sale of $674 million of multifamily loans and recorded mortgage servicing rights of $2.6 million on the sale of those loans. During the second quarter of 2018, we recorded a $1.5 million charge related to swap agreements put in place in anticipation of a loan sale, which occurred in the third quarter of 2018.

We entered into two swap agreements in the fourth quarter of 2018 to reduce the interest rate risk of our portfolio of loans held for sale. These swaps were closed out in September 2019 in conjunction with the loan sale at a cost of $19.9 million, resulting in a lower gain on sale.

For sales of multifamily loans, FFB retained servicing rights for the majority of these loans and recognized mortgage servicing rights as part of the transactions. As of September 30, 2019 and December 31, 2018, mortgage servicing rights were $7.4 million and $6.4 million, respectively and the amount of loans serviced for others totaled $1.8 billion at September 30, 2019 and $1.3 billion at December 31, 2018. Servicing fees for the nine months ended September 30, 2019, and in 2018 were $1.2 million and $1.1 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 – UNAUDITED

NOTE 8: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$1,532,105	—	$1,074,661	—
Interest-bearing	350,344	0.670%	317,380	0.798%
Money market and savings	1,316,899	1.367%	1,190,717	1.115%
Certificates of deposits	1,971,218	2.221%	1,950,210	2.142%
Total	$5,170,566	1.240%	$4,532,968	1.270%

At September 30, 2019, of the $461 million of certificates of deposits of $250,000 or more, $459 million mature within one year and $2 million mature after one year. Of the $1.5 billion of certificates of deposit of less than $250,000, $1.5 billion mature within one year and $11 million mature after one year. At December 31, 2018, of the $360 million of certificates of deposits of $250,000 or more, $332 million mature within one year and $28 million mature after one year. Of the $1.6 billion of certificates of deposit of less than $250,000, $1.5 billion mature within one year and $53 million mature after one year.

NOTE 9: BORROWINGS

At September 30, 2019, our borrowings consisted of a $500 million FHLB term advance at the Bank and $20 million of borrowings outstanding on a holding company line of credit. At December 31, 2018, our borrowings consisted of $703 million of overnight FHLB advances at the Bank and $5 million of borrowings outstanding on a holding company line of credit. The FHLB advance outstanding at September 30, 2019 matures in September 2020, and bears an interest rate of 1.77%. The overnight FHLB advance and other borrowings outstanding at December 31, 2018 were paid in full in the early part of January 2019, and bore an interest rate of 2.56%. At September 30, 2019, the interest rate on the holding company line of credit was 5.82%.

FHLB advances are collateralized primarily by loans secured by multifamily and commercial real estate properties with a carrying value of $3.7 billion as of September 30, 2019. As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB. The Bank’s total borrowing capacity from the FHLB at September 30, 2019 was $2.5 billion. In addition to the $500 million borrowing at September 30, 2019, the Bank had in place $231 million of letters of credit from the FHLB which are used to meet collateral requirements for borrowings from the State of California and local agencies.

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

The Bank also has $120 million available borrowing capacity through unsecured fed funds lines, ranging in size from $20 million to $25 million, with five other financial institutions and a $49 million secured line with the Federal Reserve Bank. None of these lines had outstanding borrowings as of September 30, 2019. Combined, the Bank’s unused lines of credit as of September 30, 2019 and December 31, 2018 were $1.9 billion and $1.5 billion, respectively. The average balance of the term advance was $53 million for the first nine months of 2019.  The average balance of overnight borrowings during the first nine months of 2019 was $581 million, as compared to $557 million during all of 2018.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 – UNAUDITED

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

Supplemental lease information at or for the nine months ended September 30, 2019 is as follows:

(dollars in thousands)
Balance Sheet:
Operating lease asset classified as other assets	$17,644
Operating lease liability classified as other liabilities	19,191

Income Statement:
Operating lease cost classified as occupancy and equipment expense	$4,437

Weighted average lease term, in years	4.72
Weighted average discount rate	5.76%
Operating cash flows	$4,434

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

The table below summarizes the maturity of remaining lease liabilities at September 30, 2019:

(dollars in thousands)
2019	$1,545
2020	6,052
2021	5,498
2022	4,607
2023 and after	3,895
Total future minimum lease payments	$21,597
Discount on cash flows	(2,406)
Total lease liability	$19,191

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 – UNAUDITED

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

	Quarter Ended September 30, 2019		Quarter Ended September 30, 2018
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$17,356	$17,356	$14,707	$14,707

Basic common shares outstanding	44,639,481	44,639,481	44,405,094	44,405,094
Effect of contingent shares issuable		1,592		1,592
Effect of options and restricted stock		294,235		445,421
Diluted common shares outstanding		44,935,308		44,852,107

Earnings per share	$0.39	$0.39	$0.33	$0.33

	Nine Months Ended September 30, 2019		Nine Months Ended September 30, 2018
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$41,025	$41,025	$28,829	$28,829

Basic common shares outstanding	44,602,368	44,602,368	41,288,804	41,288,804
Effect of contingent shares issuable		1,592		1,592
Effect of options and restricted stock		272,654		500,260
Diluted common shares outstanding		44,876,614		41,790,656

Earnings per share	$0.92	$0.91	$0.70	$0.69

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2019 – UNAUDITED

NOTE 12: SEGMENT REPORTING

For the quarter and nine months ended September 30, 2019 and 2018, the Company had two reportable business segments: Banking (FFB and FFIS) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

(dollars in thousands)	Banking	Wealth Management	Other		Total
Quarter ended September 30, 2019:
Interest income	$62,614	$—	$	−	$62,614
Interest expense	19,328	—		154	19,482
Net interest income	43,286	—		(154)	43,132
Provision for loan losses	172	—		—	172
Noninterest income	8,173	6,161		(352)	13,982
Noninterest expense	26,397	5,423		874	32,694
Income (loss) before taxes on income	$24,890	$738		$(1,380)	$24,248

Quarter ended September 30, 2018:
Interest income	$58,047	$—	$—	$58,047
Interest expense	13,786	—	535	14,321
Net interest income	44,261	—	(535)	43,726
Provision for loan losses	9	—	—	9
Noninterest income	5,079	6,260	(235)	11,104
Noninterest expense	27,530	5,189	1,248	33,967
Income (loss) before taxes on income	$21,801	$1,071	$(2,018)	$20,854

	Banking	Wealth Management	Other	Total
Nine months ended September 30, 2019:
Interest income	$186,466	$—	$ −	$186,466
Interest expense	60,132	—	268	60,400
Net interest income	126,334	—	(268)	126,066
Provision for loan losses	1,943	—	—	1,943
Noninterest income	14,638	17,874	(934)	31,578
Noninterest expense	78,785	16,508	2,628	97,921
Income (loss) before taxes on income	$60,244	$1,366	$(3,830)	$57,780

Nine months ended September 30, 2018:
Interest income	$149,864	$—	$—	$149,864
Interest expense	34,049	—	1,570	35,619
Net interest income	115,815	—	(1,570)	114,245
Provision for loan losses	4,147	—	—	4,147
Noninterest income	8,586	18,920	(436)	27,070
Noninterest expense	76,896	16,333	3,708	96,937
Income (loss) before taxes on income	$43,358	$2,587	$(5,714)	$40,231

NOTE 13: SUBSEQUENT EVENTS

Cash Dividend

On October 29, 2019, the Board of Directors of the Company declared a quarterly cash dividend of $0.05 per common share to be paid on December 16, 2019 to stockholders of record as of the close of business on December 2, 2019.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the quarter and nine months ended September 30, 2019 as compared to our results of operations in the quarter and nine months ended September 30, 2018; and our financial condition at September 30, 2019 as compared to our financial condition at December 31, 2018. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2018, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (our “2018 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on March 1, 2019.

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

Overview and Recent Developments

During the third quarter of 2019, we sold $551 million of multifamily loans through a securitization, we sold $284 million of lower yielding securities and we purchased $576 million of securities issued in the securitization.

During the first nine months of 2019, loan originations totaled $1.4 billion, total deposits increased by $638 million and total revenues (net interest income and noninterest income) increased by 12% when compared to the first nine months of 2018.

Results of Operations

Our net income for the quarter and nine months ending September 30, 2019 was $17.4 million and $41.0 million, respectively, as compared to $14.7 million and $28.8 million, respectively, for the quarter and nine months ending September 30, 2018. Income before taxes for the quarter and nine months ending September 30, 2019 was $24.2 million and $57.8 million, respectively, as compared to $20.9 million and $40.2 million for the corresponding periods in 2018.

Our effective tax rate for the quarter and nine months ended September 30, 2019 was 28.4% and 29.0%, respectively, as compared to 29.5% and 28.3% for the quarter and nine months ended September 30, 2018, and as compared to our statutory tax rate of 29.0%.

The primary sources of revenue for Banking are net interest income, fees from its deposits, trust and consulting services and loan fees. The primary source of revenue for Wealth Management is asset management fees assessed on the balance of assets under management (“AUM”). Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 50% and 76%, respectively, of the total noninterest expense for Banking and Wealth Management in the first nine months of 2019.

The following table shows key operating results for each of our business segments for the quarter ended September 30:

(dollars in thousands)	Banking	Wealth Management	Other		Total
2019:
Interest income	$62,614	$—	$	−	$62,614
Interest expense	19,328	—		154	19,482
Net interest income	43,286	—		(154)	43,132
Provision for loan losses	172	—		—	172
Noninterest income	8,173	6,161		(352)	13,982
Noninterest expense	26,397	5,423		874	32,694
Income (loss) before taxes on income	$24,890	$738		$(1,380)	$24,248

2018:
Interest income	$58,047	$—		$—	$58,047
Interest expense	13,786	—		535	14,321
Net interest income	44,261	—		(535)	43,726
Provision for loan losses	9	—		—	9
Noninterest income	5,079	6,260		(235)	11,104
Noninterest expense	27,530	5,189		1,248	33,967
Income (loss) before taxes on income	$21,801	$1,071		$(2,018)	$20,854

General. Our net income and income before taxes in the third quarter of 2019 were $17.4 million and $24.2 million, respectively, as compared to $14.7 million and $20.9 million, respectively, in the third quarter of 2018. The $3.4 million increase in income before taxes was the result of a $3.1 million increase in income before taxes for Banking, a $0.3 million decrease in income before taxes for Wealth Management and a $0.7 million decrease in corporate expenses. The increase in Banking was due to higher noninterest income and lower noninterest expenses. The decrease in Wealth Management was due to lower noninterest income and higher noninterest expenses.

The following table shows key operating results for each of our business segments for the nine months ended September 30:

(dollars in thousands)	Banking	Wealth Management	Other		Total
2019:
Interest income	$186,466	$—	$	−	$186,466
Interest expense	60,132	—		268	60,400
Net interest income	126,334	—		(268)	126,066
Provision for loan losses	1,943	—		—	1,943
Noninterest income	14,638	17,874		(934)	31,578
Noninterest expense	78,785	16,508		2,628	97,921
Income (loss) before taxes on income	$60,244	$1,366		$(3,830)	$57,780
2018:
Interest income	$149,864	$—		$—	$149,864
Interest expense	34,049	—		1,570	35,619
Net interest income	115,815	—		(1,570)	114,245
Provision for loan losses	4,147	—		—	4,147
Noninterest income	8,586	18,920		(436)	27,070
Noninterest expense	76,896	16,333		3,708	96,937
Income (loss) before taxes on income	$43,358	$2,587		$(5,714)	$40,231

General. Our net income and income before taxes in the first nine months of 2019 were $41.0 million and $57.8 million, respectively, as compared to $28.8 million and $40.2 million, respectively, in the first nine months of 2018. The $17.6 million increase in income before taxes was the result of a $16.9 million increase in income before taxes for Banking, a $1.2 million decrease in income before taxes for Wealth Management and a $2.2 million decrease in corporate expenses. The increase in Banking was due to higher net interest income, a lower provision for loan losses and higher noninterest income which were partially offset by higher noninterest expenses. The decrease in Wealth Management was due to lower noninterest income and higher noninterest expenses.

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

	Quarter Ended September 30:
	2019			2018
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate
Interest-earning assets:
Loans	$5,282,338	$56,483	4.27%	$4,929,164	$53,345	4.32%
Securities	616,424	5,349	3.47%	516,057	3,579	2.77%
FHLB stock, fed funds, and deposits	86,839	782	3.57%	163,929	1,123	2.72%
Total interest-earning assets	5,985,601	62,614	4.18%	5,609,150	58,047	4.13%

Noninterest-earning assets:
Nonperforming assets	18,001			9,742
Other	206,065			155,098
Total assets	$6,209,667			$5,773,990

Interest-bearing liabilities:
Demand deposits	$370,681	$897	0.96%	$414,503	$935	0.89%
Money market and savings	1,194,714	3,946	1.31%	1,201,909	2,836	0.94%
Certificates of deposit	1,988,265	11,832	2.36%	1,608,400	7,671	1.89%
Total interest-bearing deposits	3,553,660	16,675	1.86%	3,224,812	11,442	1.41%
Borrowings	486,807	2,807	2.29%	482,753	2,879	2.37%
Total interest-bearing liabilities	4,040,467	19,482	1.91%	3,707,565	14,321	1.53%

Noninterest-bearing liabilities:
Demand deposits	1,508,290			1,520,153
Other liabilities	72,424			23,918
Total liabilities	5,621,181			5,251,636
Shareholders’ equity	588,486			522,354
Total liabilities and equity	$6,209,667			$5,773,990

Net Interest Income		$43,132			$43,726

Net Interest Rate Spread			2.27%			2.60%

Net Yield on Interest-earning Assets			2.89%			3.12%

	Nine Months Ended September 30:
	2019			2018
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate

Interest-earning assets:
Loans	$5,062,689	$166,828	4.40%	$4,418,421	$135,851	4.10%
Securities	732,262	17,700	3.22%	519,181	10,576	2.72%
FHLB stock, fed funds, and deposits	61,403	1,938	4.22%	185,989	3,437	2.47%
Total interest-earning assets	5,856,354	186,466	4.25%	5,123,591	149,864	3.90%

Noninterest-earning assets:
Nonperforming assets	15,123			11,017
Other	193,176			99,249
Total assets	$6,064,653			$5,233,857

Interest-bearing liabilities:
Demand deposits	$333,838	$2,392	0.96%	$336,975	$2,061	0.82%
Money market and savings	1,181,657	10,972	1.24%	1,125,995	7,390	0.88%
Certificates of deposit	2,004,574	35,055	2.34%	1,268,607	15,947	1.68%
Total interest-bearing deposits	3,520,069	48,419	1.84%	2,731,577	25,398	1.24%
Borrowings	640,267	11,981	2.50%	675,435	10,221	2.02%
Total interest-bearing liabilities	4,160,336	60,400	1.94%	3,407,012	35,619	1.40%

Noninterest-bearing liabilities:
Demand deposits	1,270,845			1,354,188
Other liabilities	60,639			20,852
Total liabilities	5,491,820			4,782,052
Shareholders’ equity	572,833			451,805
Total liabilities and equity	$6,064,653			$5,233,857

Net Interest Income		$126,066			$114,245

Net Interest Rate Spread			2.31%			2.50%

Net Yield on Interest-earning Assets			2.87%			2.97%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the quarter and nine months ended September 30, 2019, as compared to the corresponding periods in 2018:

	Quarter Ended September 30, 2019 vs. 2018			Nine Months Ended September 30, 2019 vs. 2018
(dollars in thousands)	Increase (Decrease) due to:			Increase (Decrease) due to:
	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans	$3,783	$(645)	$3,138	$20,784	$10,193	$30,977
Securities	772	998	1,770	4,903	2,221	7,124
Fed funds, FHLB stock, and deposits	(626)	285	(341)	(3,095)	1,596	(1,499)
Total interest-earning assets	3,929	638	4,567	22,592	14,010	36,602
Interest paid on:
Demand deposits	(103)	65	(38)	(21)	352	331
Money market and savings	(8)	1,118	1,110	381	3,201	3,582
Certificates of deposit	2,048	2,113	4,161	11,412	7,696	19,108
Borrowings	23	(95)	(72)	(555)	2,315	1,760
Total interest-bearing liabilities	1,960	3,201	5,161	11,217	13,564	24,781
Net interest income	$1,969	$(2,563)	$(594)	$11,375	$446	$11,821

Net interest income for Banking decreased $1.0 million from $44.3 million in the third quarter of 2018, to $43.3 million in the third quarter of 2019 as a decrease in the net yield on interest earning assets was partially offset by a 7% increase in interest-earning assets. On a consolidated basis, the net yield on interest-earning assets decreased from 3.12% to 2.89% as the decrease in the net interest rate spread was partially offset by a larger benefit derived from noninterest bearing funding sources, including noninterest-bearing deposits and equity, as interest rates rise. The net interest rate spread decreased from 2.60% in the third quarter of 2018 to 2.27% in the third quarter of 2019 due to an increase in the cost of interest-bearing liabilities from 1.53% in the third quarter of 2018 to 1.91% in the third quarter of 2019 which was partially offset by an increase in yield on interest-earning assets from 4.13% in the third quarter of 2018 to 4.18% in the third quarter of 2019. The yield on interest-earning assets increased due primarily to higher yields on securities. The increase in the yield on securities was due to the acquisition of higher yielding securities at the end of the third quarter in 2018 and the sale of lower yielding securities in the first half of the third quarter of 2019. The increase in the cost of interest-bearing liabilities was due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates. The average balance outstanding under the holding company line of credit decreased from $36.8 million in the third quarter of 2018 to $10.5 million in the third quarter of 2019, resulting in a $0.4 million decrease in corporate interest expense.

Net interest income for Banking increased 9% from $115.8 million in the first nine months of 2018, to $126.3 million in the first nine months of 2019 due primarily to a 14% increase in interest-earning assets which was partially offset by a decrease in our net yield on interest earning assets. On a consolidated basis our net yield on interest earning assets was 2.87% for the first nine months of 2019 as compared to 2.97% in the first nine months of 2018. This decrease was due to a decrease in the net interest rate spread from 2.50% in the first nine months of 2018 to 2.31% in the first nine months of 2019, the effects of which were partially offset by a larger benefit derived from noninterest bearing funding sources, including noninterest-bearing deposits and equity, as interest rates rise. The decrease in the net interest rate spread was due to an increase in the cost of interest-bearing liabilities from 1.40% in the first nine months of 2018 to 1.94% in the first nine months of 2019 which was partially offset by an increase in yield on total interest-earning assets from 3.90% in the first nine months of 2018 to 4.25% in the first nine months of 2019. The yield on interest-earning assets increased as new loans added to the portfolio bear interest rates higher than the current portfolio rates as a result of increases in market rates. The increase in the cost of interest-bearing liabilities was due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates, and increased costs of borrowings as the average rate on FHLB advances and other overnight borrowings increased from 1.81% in the first nine months of 2018 to 2.47% in the first nine months of 2019. The average balance outstanding under the holding company line of credit decreased from $37.7 million in the first nine months of 2018 to $6.0 million in the first nine months of 2019, resulting in a $1.3 million decrease in corporate interest expense.

Provision for loan losses. The provision for loan losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For the quarter and nine months ended September 30, 2019, we recorded provisions for loan losses of $0.2 million and $1.9 million, respectively, as compared to a negligible amount of provisions and $4.1 million, respectively, for the quarter and nine months ended September 30, 2018. Net recoveries were $0.1 million and net chargeoffs were $0.4 million for the quarter and nine months ended September 30, 2019, respectively, as compared to a negligible net amount of chargeoffs and net chargeoffs of $3.5 million for the quarter and nine months ended September 30, 2018, respectively.

Noninterest income. The following table provides a breakdown of noninterest income for Banking for the quarter and nine months ended September 30:

(dollars in thousands)	2019	2018
Quarter Ended September 30:
Trust fees	$1,305	$1,054
Loan related fees	1,857	1,870
Deposit charges	309	281
Gain (loss) on sale of loans	4,218	1,364
Consulting fees	95	101
Other	389	409
Total noninterest income	$8,173	$5,079

Nine Months Ended September 30:
Trust fees	$3,790	$2,808
Loan related fees	4,454	3,443
Deposit charges	727	595
Gain (loss) on sale of loans	4,218	419
Consulting fees	300	304
Other	1,149	1,017
Total noninterest income	$14,638	$8,586

Noninterest income in Banking in the third quarter of 2019 was $3.1 million higher than the third quarter of 2018 due to a higher gain on sale of loans and higher trust fees. The $2.9 million higher gain on sale was due to the benefits of a decreasing interest rate environment in 2019 which was offset by a $19.9 million payout on a swap used to hedge the sale of loans.

Noninterest income in Banking in the first nine months of 2019 was $6.0 million higher than the corresponding period in 2018 due to a higher gain on sale of loans, higher trust fees and higher loan fees, including prepayment and servicing fees. The $3.8 million higher gain on sale was due to the benefits of a decreasing interest rate environment in 2019. The $1.0 million increase in trust fees relates primarily to new clients, some of which were transferred from or referred by Wealth Management. The $1.0 million increase in loan fees was due primarily to higher prepayment fees and higher servicing fees.

Noninterest income for Wealth Management represents fees charged to high net-worth clients for managing their assets. The following table provides a breakdown of noninterest income for Wealth Management for the periods indicated:

(dollars in thousands)	2019	2018
Quarter Ended September 30:
Asset management fees	$6,164	$6,258

Nine Months Ended September 30:
Asset management fees	$17,886	$18,932

Noninterest income for Wealth Management decreased by $0.1 million and $1.0 million for the third quarter and first nine months of 2019, respectively, as compared to the corresponding periods in 2018 due primarily to lower levels of AUM.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2019	2018	2019	2018
Quarter Ended September 30:
Compensation and benefits	$12,613	$13,215	$4,185	$3,994
Occupancy and depreciation	4,814	4,987	578	544
Professional services and marketing	1,173	1,056	474	466
Customer service costs	5,920	4,854	—	—
Other expenses	1,877	3,418	186	185
Total noninterest expense	$26,397	$27,530	$5,423	$5,189

Nine Months Ended September 30:
Compensation and benefits	$39,774	$38,028	$12,549	$12,283
Occupancy and depreciation	13,630	12,690	1,716	1,688
Professional services and marketing	3,519	3,338	1,702	1,800
Customer service costs	13,592	11,449	—	—
Other expenses	8,270	11,391	541	562
Total noninterest expense	$78,785	$76,896	$16,508	$16,333

Noninterest expense in Banking decreased from $27.5 million in the third quarter of 2018 to $26.4 million in the third quarter of 2019 due to lower compensation costs and a $1.2 million refund received from the FDIC for deposit insurance fees which was partially offset by an increase in customer service costs. The lower compensation costs are due to higher levels of deferred fees related to the higher loan production levels. The Bank qualified for the FDIC small bank credit and received a $1.2 million credit in the third quarter which was offset against FDIC fees owed. The Bank does not expect to receive any additional credits from the FDIC. Customer service costs for Banking increased from $4.9 million in the third quarter of 2018 to $5.9 million in the third quarter of 2019 due to increases in the earnings credit rates paid on the related deposit balances. Noninterest expenses for Wealth Management increased by $0.2 million in the third quarter of 2019, when compared to the third quarter of 2018, due to increased compensation costs. The $0.3 million decrease in corporate expenses was due to one-time compliance consulting costs incurred in 2018.

Noninterest expense in Banking increased from $76.9 million in the first nine months of 2018 to $78.8 million in the first nine months of 2019, due to increases in staffing and other costs associated with the Bank’s expansion, including the acquisition of PBB in June 2018, and increases in customer service costs which were partially offset by a $4.1 million decrease in merger related costs and a $1.2 million refund received from the FDIC for deposit insurance fees. Compensation and benefits for Banking increased $1.7 million during the first nine months of 2019 as compared to the first nine months of 2018 due to salary increases and an increase in the FTE in Banking, which increased to 422.7 in the first nine months of 2019 from 373.4 in the first nine months of 2018 as a result of the increased staffing related to the PBB acquisition and additional personnel added to support the growth in loans and deposits. The $0.9 million increase in occupancy and depreciation for Banking in the first nine months of 2019 as compared to the first nine months of 2018 was due to costs related to the PBB acquisition and increases in our data processing costs due to increased volumes. Customer service costs for Banking increased from $11.4 million in the first nine months of 2018 to $13.6 million in the first nine months of 2019 due to increases in the earnings credit rates paid on the related deposit balances which was partially offset by lower average balances. Other expenses decreased by $3.1 million in the first nine months of 2019 when compared to the corresponding period in 2018 due to a $4.1 million decrease in merger related costs which was partially offset by increases in the amortization of core deposit intangibles and FDIC insurance. Increases in FDIC insurance were offset by a $1.2 million refund received from the FDIC for deposit insurance fees in the third quarter of 2019. Noninterest expenses for Wealth Management increased by $0.2 million for the first nine months of 2019, when compared to the comparable period in 2018, due to increased compensation costs. The $0.9 million decrease in corporate expenses for the first nine months of 2019, when compared to the first nine months of 2018, was due to lower marketing costs and $0.5 million one-time compliance consulting costs incurred in 2018.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
September 30, 2019:
Cash and cash equivalents	$268,280	$4,222	$(4,056)	$268,446
Securities AFS	1,042,940	—	—	1,042,940
Loans held for sale	501,860	—	—	501,860
Loans, net	4,353,708	—	—	4,353,708
Premises and equipment	7,860	698	136	8,694
FHLB Stock	17,250	—	—	17,250
Deferred taxes	9,375	187	(28)	9,534
REO	—	—	—	—
Goodwill and intangibles	97,717	—	—	97,717
Other assets	42,998	277	14,922	58,197
Total assets	$6,341,988	$5,384	$10,974	$6,358,346

Deposits	$5,180,755	$—	$(10,189)	$5,170,566
Borrowings	500,000	—	20,000	520,000
Intercompany balances	5,866	523	(6,389)	—
Other liabilities	41,614	3,026	18,780	63,420
Shareholders’ equity	613,753	1,835	(11,228)	604,360
Total liabilities and equity	$6,341,988	$5,384	$10,974	$6,358,346

December 31, 2018:
Cash and cash equivalents	$67,148	$4,636	$(4,472)	$67,312
Securities AFS	809,569	—	—	809,569
Loans held for sale	507,643	—	—	507,643
Loans, net	4,274,669	—	—	4,274,669
Premises and equipment	8,221	788	136	9,145
FHLB Stock	20,307	—	—	20,307
Deferred taxes	12,905	103	243	13,251
REO	815	—	—	815
Goodwill and Intangibles	99,482	—	—	99,482
Other assets	35,906	605	1,708	38,219
Total assets	$5,836,665	$6,132	$(2,385)	$5,840,412

Deposits	$4,544,168	$—	$(11,200)	$4,532,968
Borrowings	703,000	—	5,000	708,000
Intercompany balances	3,689	467	(4,156)	—
Other liabilities	34,886	2,830	2,544	40,260
Shareholders’ equity	550,922	2,835	5,427	559,184
Total liabilities and equity	$5,836,665	$6,132	$(2,385)	$5,840,412

Our consolidated balance sheet is primarily affected by changes occurring in Banking, as Wealth Management does not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the first nine months of 2019, total assets increased by $518 million primarily due to increases in cash, securities and loans, including loans held for sale. During the third quarter of 2019, we sold through a securitization $551 million of multifamily loans, sold $284 million of lower yielding securities at a $0.3 million loss and purchased $576 million of securities from the securitization. As a result, securities increased $269 million during the third quarter and $233 million year to date. Loans and loans held for sale increased $75 million in the first nine months of 2019 as a result of $1.4 billion of originations which were partially offset by the sale of $551 million of loans and payoffs or scheduled payments of $749 million. The $638 million growth in deposits during the first nine months of 2019 included increases in branch deposits of $92 million, specialty deposits of $541 million and wholesale deposits of $5 million. Borrowings decreased by $188 million during the first nine months of 2019 as cash provided by the increase in deposits, which exceeded the growth in our assets, was used to pay down our borrowings at the Bank. At September 30, 2019 and December 31, 2018, the outstanding balance on the holding company line of credit was $20 million and $5 million, respectively.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased $201 million during the first nine months of 2019. Changes in cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
September 30, 2019:
Agency mortgage-backed securities	$925,132	$10,715	$(209)	$935,638
Beneficial interest – FHLMC securitization	50,983	1,808	(2,753)	50,038
Corporate bonds	54,000	1,827	—	55,827
Other	1,380	57	—	1,437
Total	$1,031,495	$14,407	$(2,962)	$1,042,940

December 31, 2018:
Agency mortgage-backed securities	$723,597	$11,883	$(13,811)	$721,669
Beneficial interest – FHLMC securitization	32,143	1,756	(1,813)	32,086
Corporate bonds	54,000	638	(294)	54,344
Other	1,458	15	(3)	1,470
Total	$811,198	$14,292	$(15,921)	$809,569

US Treasury securities of $0.4 million as of September 30, 2019 that are included in the table above as Other are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations. As of September 30, 2019, $151 million of agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into in 2019 and 2018.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yield is as follows as of September 30, 2019:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
Corporate bonds	$—	$—	$54,000	$—	$54,000
Other	—	400	979	—	1,379
Total	$—	400	54,979	—	55,379
Weighted average yield	—%	2.21%	5.29%	—%	5.27%

Estimated Fair Value:
Corporate bonds	$—	$—	$55,827	$—	$55,827
Other	—	403	1,032	—	1,435
Total	$—	$403	$56,859	$—	$57,262

Agency mortgage-backed securities and beneficial interest – FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage-backed securities and beneficial interests in FHLMC securitizations as of September 30, 2019 was 2.87%.

Loans. The following table sets forth our loans, by loan category, as of:

(dollars in thousands)	September 30, 2019	December 31, 2018
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$1,941,624	$1,956,935
Single family	896,607	904,828
Total real estate loans secured by residential properties	2,838,231	2,861,763
Commercial properties	871,225	869,169
Land	71,110	80,187
Total real estate loans	3,780,566	3,811,119
Commercial and industrial loans	566,390	449,805
Consumer loans	16,505	22,699
Total loans	4,363,461	4,283,623
Premiums, discounts and deferred fees and expenses	10,747	10,046
Total	$4,374,208	$4,293,669

Total loans, including loans held for sale, increased $75 million during the first nine months of 2019 as a result of $1.4 billion of originations which were partially offset by the sale of $551 million of multifamily loans and payoffs or scheduled payments of $749 million.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	September 30, 2019		December 31, 2018
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$1,532,105	—	$1,074,661	—
Interest-bearing	350,344	0.670%	317,380	0.798%
Money market and savings	1,316,899	1.367%	1,190,717	1.115%
Certificates of deposits	1,971,218	2.221%	1,950,210	2.142%
Total	$5,170,566	1.240%	$4,532,968	1.270%

During the first nine months of 2019, our deposit rates stabilized in a manner consistent with overall deposit market rates. The weighted average rate of our interest bearing deposits increased from 1.67% at December 31, 2018 to 1.76% at September 30, 2019, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits have decreased from 1.27% at December 31, 2018 to 1.24% at September 30, 2019.

The maturities of our certificates of deposit of $100,000 or more were as follows as of September 30, 2019:

(dollars in thousands)
3 months or less	$242,444
Over 3 months through 6 months	138,733
Over 6 months through 12 months	276,786
Over 12 months	9,610
Total	$667,573

From time to time, the Bank will utilize brokered deposits as a source of funding. As of September 30, 2019 the Bank held $1.2 billion of deposits which are classified as brokered deposits.

Borrowings. At September 30, 2019 our borrowings consisted of a $500 million FHLB term advance and $20 million of borrowings on our holding company line of credit. At December 31, 2018, our borrowings consisted of $703 million of overnight FHLB advances at FFB and $5 million of borrowings on our holding company line of credit. The FHLB advance outstanding at September 30, 2019 matures in September 2020, and bears interest at a rate of 1.77%. The FHLB overnight advances were paid in full in the early part of January 2019. Because FFB generally utilizes overnight borrowings, the balance of outstanding borrowings may fluctuate on a daily basis. The average balance of FHLB advances and other borrowings outstanding during the first nine months of 2019 was $640 million, as compared to $607 million for the first nine months of 2018. The weighted average interest rate on these borrowings was 2.50% for the first nine months of 2019, as compared to 2.33% for the first nine months of 2018. The maximum amount of borrowings at the Bank outstanding at any month-end during the first nine months of 2019 and during all of 2018 was $956 million and $773 million, respectively.

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

(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Total Past Due and Nonaccrual	Current	Total
September 30, 2019:
Real estate loans:
Residential properties	$14	$—	$—	$1,452	$1,466	$2,836,765	$2,838,231
Commercial properties	—	1,089	—	7,575	8,664	862,561	871,225
Land	3,262	—	—	697	3,959	67,151	71,110
Commercial and industrial loans	3,937	87	106	11,478	15,608	550,782	566,390
Consumer loans	—	—	—	—	—	16,505	16,505
Total	$7,213	$1,176	$106	$21,202	$29,697	$4,333,764	$4,363,461

Percentage of total loans	0.17%	0.03%	—%	0.49%	0.68%

December 31, 2018:
Real estate loans:
Residential properties	$74	$—	$499	$651	$1,224	$2,860,539	$2,861,763
Commercial properties	440	117	—	1,607	2,164	867,005	869,169
Land	2,000	—	—	697	2,697	77,490	80,187
Commercial and industrial loans	12,541	300	536	8,559	21,936	427,869	449,805
Consumer loans	—	7	—	2	9	22,690	22,699
Total	$15,055	$424	$1,035	$11,516	$28,030	$4,255,593	$4,283,623

Percentage of total loans	0.35%	0.01%	0.02%	0.27%	0.65%

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	September 30, 2019			December 31, 2018
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Commercial real estate loans	$1,207	$2,206	$3,413	$1,264	$1,491	$2,755
Commercial and industrial loans	—	2,883	2,883	—	2,096	2,096
Total	1,207	$5,089	6,296	1,264	3,587	4,851

These loans were classified as a TDR as a result of a reduction in required principal payments, reductions in rates and/or an extension of the maturity date of the loans.

The following is a breakdown of our loan portfolio by the risk category of loans as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
September 30, 2019:
Real estate loans:
Residential properties	$2,835,650	$1,155	$—	$1,426	$2,838,231
Commercial properties	851,578	688	7,066	11,893	871,225
Land	69,625	—	788	697	71,110
Commercial and industrial loans	547,235	689	6,949	11,517	566,390
Consumer loans	16,505	—	—	—	16,505
Total	$4,320,593	$2,532	$14,803	$25,533	$4,363,461

December 31, 2018:
Real estate loans:
Residential properties	$2,857,666	$3,446	$—	$651	$2,861,763
Commercial properties	845,672	13,024	7,602	2,871	869,169
Land	78,681	—	809	697	80,187
Commercial and industrial loans	431,751	7,723	1,772	8,559	449,805
Consumer loans	22,699	—	—	—	22,699
Total	$4,236,469	$24,193	$10,183	$12,778	$4,283,623

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

In 2017 and 2018, we purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	September 30, 2019	December 31, 2018
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$367	$451
Commercial properties	6,173	10,871
Land	1,066	1,089
Total real estate loans	7,606	12,411
Commercial and industrial loans	966	1,150
Consumer loans	7	10
Total loans	8,579	13,571
Unaccreted discount on purchased credit impaired loans	(3,788)	(6,490)
Total	$4,791	$7,081

 Allowance for Loan Losses. The following table summarizes the activity in our ALLL for the periods indicated:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
Quarter ended September 30, 2019:
Real estate loans:
Residential properties	$8,702	$(575)	$—	$—	$8,127
Commercial properties	4,560	5	—	—	4,565
Land	471	102	—	—	573
Commercial and industrial loans	6,261	648	(1,279)	1,407	7,037
Consumer loans	206	(8)	—	—	198
Total	$20,200	$172	$(1,279)	$1,407	$20,500

Nine months ended September 30, 2019:
Real estate loans:
Residential properties	$9,216	$(1,089)	$—	$—	$8,127
Commercial properties	4,547	18	—	—	4,565
Land	391	182	—	—	573
Commercial and industrial loans	4,628	2,848	(2,208)	1,769	7,037
Consumer loans	218	(16)	(5)	1	198
Total	$19,000	$1,943	$(2,213)	$1,770	$20,500
Year ended December 31, 2018:
Real estate loans:
Residential properties	$9,715	$(499)	$—	$—	$9,216
Commercial properties	4,399	359	(211)	—	4,547
Land	395	(4)	—	—	391
Commercial and industrial loans	3,624	4,413	(3,978)	569	4,628
Consumer loans	267	(49)	—	—	218
Total	$18,400	$4,220	$(4,189)	$569	$19,000

Excluding the loans acquired in acquisitions, our ALLL represented 0.52% and 0.51% of total loans outstanding as of September 30, 2019 and December 31, 2018, respectively.

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

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method as of:

	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
(dollars in thousands)	Individually	Collectively	Impaired	Total	Other Loans
September 30, 2019:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$8,127	$—	$8,127	$1,167
Commercial properties	111	4,454	—	4,565	1,277
Land	—	573	—	573	25
Commercial and industrial loans	282	6,755	—	7,037	326
Consumer loans	—	198	—	198	1
Total	$393	$20,107	$—	$20,500	$2,796
Loans:
Real estate loans:
Residential properties	$1,426	$2,836,805	$—	$2,838,231	$200,542
Commercial properties	12,688	855,157	3,380	871,225	235,633
Land	697	69,625	788	71,110	34,562
Commercial and industrial loans	10,722	555,045	623	566,390	29,060
Consumer loans	—	16,505	—	16,505	285
Total	$25,533	$4,333,137	$4,791	$4,363,461	$500,082

	Allowance for Loan Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
(dollars in thousands)	Individually	Collectively	Impaired	Total	Other Loans
December 31, 2018:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,216	$—	$9,216	$1,724
Commercial properties	126	4,421	—	4,547	1,779
Land	—	391	—	391	84
Commercial and industrial loans	290	4,338	—	4,628	633
Consumer loans	—	218	—	218	3
Total	$416	$18,584	$—	$19,000	$4,223
Loans:
Real estate loans:
Residential properties	$651	$2,861,112	$—	$2,861,763	$241,698
Commercial properties	2,871	860,835	5,463	869,169	275,516
Land	697	78,681	809	80,187	41,132
Commercial and industrial loans	8,559	440,437	809	449,805	61,183
Consumer loans	—	22,699	—	22,699	366
Total	$12,778	$4,263,764	$7,081	$4,283,623	$619,895
The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in prior acquisitions, and the stated principal balance of the related loans. The unaccreted credit component discount is equal to 0.56% and 0.68% of the stated principal balances of these loans as of September 30, 2019 and December 31, 2018, respectively. In addition to this unaccreted credit component discount, an additional $0.4 million of the ALLL was provided for these loans as of September 30, 2019 and December 31, 2018.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of shares by FFI. The remaining balances of the Bank’s lines of credit available to draw down totaled $1.9 billion at September 30, 2019.

Cash Flows Provided by Operating Activities. During the nine months ended September 30, 2019, operating activities provided net cash of $47 million, comprised primarily of our net income of $41 million. During the nine months ended September 30, 2018, operating activities provided net cash of $42 million, comprised primarily of our net income of $29 million and $2 million decrease in other assets and $5 million increase in accounts payable and other liabilities.

Cash Flows Used in Investing Activities. During the nine months ended September 30, 2019, investing activities used net cash of $269 million, primarily to fund a $628 million net increase in loans and $577 million in securities purchases, offset partially by $357 million in cash received in proceeds from the sale, principal collection, and maturities of securities and $574 million in proceeds from the sale of securities. During the nine months ended September 30, 2018, investing activities used net cash of $343 million, primarily to fund a $786 million net increase in loans and $350 million in securities purchases, offset partially by $674 million in loan sales, $67 million in cash received in proceeds from the sale, principal collection, and maturities of securities, and $48 million in cash received in the acquisition.

Cash Flow Provided by Financing Activities. During the nine months ended September 30, 2019, financing activities provided net cash of $423 million, consisting primarily of a net increase of $638 million in deposits, offset partially by a $203 million decrease in FHLB advances, and $20 million cash paid in the settlement of a swap transaction. During the nine months ended September 30, 2018, financing activities provided net cash of $235 million, consisting primarily of a net increase of $748 million in deposits, offset partially by a $511 million net decrease in FHLB advances.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio, the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2019 and December 31, 2018, the loan-to-deposit ratios at the Bank were 94% and 106%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of September 30, 2019:

(dollars in thousands)
Commitments to fund new loans	$69,640
Commitments to fund under existing loans, lines of credit	464,458
Commitments under standby letters of credit	10,737

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of September 30, 2019, the Bank was obligated on $231 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $213 million of deposits from the State of California.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
September 30, 2019:
CET1 capital ratio	$499,192	10.42%	$215,593	4.50%
Tier 1 leverage ratio	499,192	8.15%	245,011	4.00%
Tier 1 risk-based capital ratio	499,192	10.42%	287,457	6.00%
Total risk-based capital ratio	522,557	10.91%	383,276	8.00%

December 31, 2018:
CET1 capital ratio	$460,600	10.67%	$194,179	4.50%
Tier 1 leverage ratio	460,600	8.39%	219,694	4.00%
Tier 1 risk-based capital ratio	460,600	10.67%	258,906	6.00%
Total risk-based capital ratio	481,476	11.16%	345,207	8.00%

FFB
September 30, 2019:
CET1 capital ratio	$508,516	10.65%	$214,861	4.50%	$310,354	6.50%
Tier 1 leverage ratio	508,516	8.33%	244,312	4.00%	305,390	5.00%
Tier 1 risk-based capital ratio	508,516	10.65%	286,481	6.00%	381,974	8.00%
Total risk-based capital ratio	531,881	11.14%	381,974	8.00%	477,468	10.00%

December 31, 2018:
CET1 capital ratio	$453,248	10.51%	$194,058	4.50%	$280,306	6.50%
Tier 1 leverage ratio	453,248	8.26%	219,568	4.00%	274,461	5.00%
Tier 1 risk-based capital ratio	453,248	10.51%	258,744	6.00%	344,992	8.00%
Total risk-based capital ratio	474,124	10.99%	344,992	8.00%	431,240	10.00%

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

During the first nine months of 2019, FFI made capital contributions to FFB of $10 million. As of September 30, 2019, FFI had $16.2 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

As of September 30, 2019, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $198 million for the CET-1 capital ratio, $203 million for the Tier 1 leverage ratio, $127 million for the Tier 1 risk-based capital ratio and $54 million for the Total risk-based capital ratio.

The Company paid a quarterly cash dividend of $0.05 per common share in the first three quarters of 2019. It is our current intention to continue to pay quarterly dividends. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. We did not pay dividends in 2018.

We had no material commitments for capital expenditures as of September 30, 2019. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, including by opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns, although we do not have any immediate plans, arrangements or understandings relating to any material acquisition. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2019, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2018, which we filed with the SEC on March 1, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company adopted a stock repurchase plan on October 30, 2018 for the repurchase of up to 2,200,000 shares of its common stock from time to time as market conditions allow. This plan has no stated expiration date for the repurchases. The Company did not repurchase any shares during the quarter ended September 30, 2019.  As of September 30, 2019, the maximum number of shares that may be purchased under the program was 2,162,900.

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: November 7, 2019	By:	/s/ JOHN M. MICHEL
John M. Michel
Executive Vice President and Chief Financial Officer

S-1