Form 10-K
period 2019-12-31
First Foundation Inc.
filed 2020-03-02
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-36461

FIRST FOUNDATION INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8639702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

18101 Von Karman Avenue, Suite 700 Irvine, CA 92612	92612
(Address of principal executive offices)	(Zip Code)

(949) 202-4160

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FFWM	NASDAQ Global Stock Market

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

As of June 30, 2019, the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the NASDAQ Global Stock Market as of the close of business on June 28, 2019, was approximately $522 million.

As of February 27, 2020, there were 44,759,800 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated herein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement which is expected to be filed with the Commission on or before April 29, 2020 for its 2020 Annual Meeting of Shareholders.

FIRST FOUNDATION INC.

ANNUAL REPORT ON FORM 10-K

FOR THE YEAR ENDED DECEMBER 31, 2019

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

We are a financial services company that provides a comprehensive platform of financial services to individuals, businesses and other organizations. We currently conduct our operations in California, Nevada and Hawaii. Our integrated platform provides banking products and services, investment advisory and wealth management services and trust services to effectively and efficiently meet the financial needs of our clients. We provide business banking products and services to small to moderate-sized businesses and professional firms, and consumer banking products and services to individuals and families. As of December 31, 2019, we had $6.3 billion of total assets, $4.5 billion of loans, $0.5 billion of loans held for sale, $4.9 billion of deposits and $4.4 billion of assets under management (“AUM”). Our investment advisory and wealth management and trust services provide us with substantial, fee-based, recurring revenues, such that in 2019, our non-interest income was 20% of our total revenues.

Our operating strategy is to build strong and stable long-term client relationships, one at a time, by delivering high quality banking and trust products and services and investment advisory and wealth management services. The primary role of our bankers, relationship managers and loan officers, in addition to attracting new clients, is to develop and maintain a strong relationship with their clients and to coordinate the services we provide to their clients. We take a team approach to delivering our platform of services to our clients. Our bankers, relationship managers and loan officers work as a team to deliver our products and services, with each member of the team responsible for managing the delivery of products and services in their area of expertise. This allows us to provide more tailored solutions while operating in a safe and sound manner. We have created compensation structures that encourage and reward our bankers, relationship managers and loan officers to work together as a team to provide the client with the products and services they desire. We believe we will be able to maintain a client-focused approach by recruiting and retaining experienced and qualified staff.

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

Our broad range of financial products and services are more consistent with those offered by larger financial institutions, while our high level of personalized service, accessibility and responsiveness to our clients are more typical of the services offered by community banks and boutique investment advisory and wealth management firms. We believe this combination of an integrated platform of comprehensive financial services and products and personalized and responsive service differentiates us from many of our competitors and has contributed to the growth of our client base and our business.

FFI is a bank holding company incorporated in Delaware. As a bank holding company, we are subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the FRB. FFB is a California state chartered bank and is subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Business Oversight (“DBO”). FFB also is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which provides it with a source of funds in the form of short-term and long-term borrowings. FFA is a California corporation that began operating as a fee-based registered investment advisor under the Investment Advisers Act of 1940 (“Investment Advisers Act”) in 1990, and is subject to regulation by the Securities and Exchange Commission, (“SEC”), under that Act.

Overview of Our Banking Business

Through FFB, we offer a wide range of loan products, deposit products, business and personal banking services and trust services. The yields we realize on our loans and other interest-earning assets and the interest rates we pay to attract and retain deposits are the principal determinants of our banking revenues.

We also provide trust services to clients using our California and Nevada trust powers. Those services, which consist primarily of the management of trust assets, complement the investment and wealth management services that FFA offers to our clients. Additionally, trust service fees provide additional sources of noninterest income for us.

FFB’s operations comprise the banking and trust segments of our business. At December 31, 2019, FFB had $6.3 billion of total assets, $4.5 billion of loans, $0.5 billion of loans held for sale, $4.9 billion of deposits and $888 million of trust AUM.

Overview of Our Investment Advisory and Wealth Management Business

FFA is a fee-based investment advisor which provides investment advisory and wealth management services primarily to high net-worth individuals, their families and their family businesses, and other affiliated organizations. FFA strives to provide its clients with a high level of personalized service by its staff of experienced relationship managers. FFA’s operations comprise the investment advisory and wealth management segments of our business. As of December 31, 2019, FFA had $4.4 billion of AUM.

Banking Products and Services

Through FFB, we offer a wide range of loan products, deposit products, business and personal banking services and trust services. Our loan products are designed to meet the credit needs of our clients in a manner that, at the same time, enables us to effectively manage the credit and interest rate risks inherent in our lending activities. Our lending products are the primary drivers of revenues and earnings for the consolidated entity. As such, we are committed to offer market competitive lending products that: meet the needs of our clients; are underwritten in a prudent manner; and provide an adequate return based on their size and credit risk. Deposits represent our principal source of funds for making loans and acquiring other interest-earning assets.

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

The following table sets forth information regarding the types of loans that we make, by principal amounts and as a percentage of our total loans outstanding at December 31:

	2019		2018
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Recorded Investment balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,143,919	47.3%	$1,956,935	45.7%
Single family	871,181	19.2%	904,828	21.1%
Total loans secured by residential properties	3,015,100	66.5%	2,861,763	66.8%
Commercial properties	834,042	18.4%	869,169	20.3%
Land	70,257	1.5%	80,187	1.9%
Total real estate loans	3,919,399	86.4%	3,811,119	89.0%
Commercial and industrial loans	600,213	13.2%	449,805	10.5%
Consumer loans	16,273	0.4%	22,699	0.5%
Total loans	$4,535,885	100.0%	$4,283,623	100.0%

We have established a lending platform that provides financing solutions to our strong and stable client relationships, including individuals, entities and businesses. The primary objective of each of the lending channels is to provide exceptional client service to differentiate us from our competitors. Each lending channel features standardized pricing, uniform sizing and a streamlined process resulting in a high through-put application-to-funding ratio. Each of our office locations are focused on serving the businesses and clients within their market area. Our lending activities serve the credit needs of individuals, owners of multifamily and commercial real estate properties, small to moderate size businesses and professional firms in our market areas. As a result we offer a variety of loan products consisting of multifamily and single family residential real estate loans, commercial real estate loans, commercial term loans and lines of credit, and consumer loans.

We have a lending platform focused on three primary channels: 1) Commercial Real Estate (“CRE”), defined as multifamily residential, non-owner occupied commercial real estate, construction and land; 2) Commercial and Industrial (“C&I”) defined as term and revolving credit/lines of credit for small to moderate-sized businesses and professional firms, owner occupied commercial real estate; and 3) Consumer defined as loan products to individuals, including single family residential real estate loans and home equity lines of credit and other consumer-related loans focused on the current and prospective clients of our platform.

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

CRE Loans – Non-owner Occupied: Our commercial real estate loans are secured by first trust deeds on nonresidential real property with terms up to 10 years. We typically focus on multi-tenant industrial, office and retail real estate collateral with strong, stable tenancy, strong, stable historical cash flow and located in stable, strong demand submarket locations. We will consider special purpose lending on a limited basis for our existing client base. These loans generally are adjustable rate loans with interest rates tied to a variety of independent indexes; although in many cases these loans have initial fixed rate periods ranging from 3 to 10 years and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the subject real estate collateral cash flow, the character and creditworthiness of the borrower and guarantors, loan-to-value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

Construction and Land Loans: Construction and land loans are provided to borrowers with extensive construction experience and as an accommodation to existing or potential clients of the platform; or were obtained through acquisition of other banks. There is not a separate sales effort to generate construction and land loans. These loans are custom tailored to fit the individual needs of each specific request. We typically consider construction loan requests for urban infill multifamily properties and owner-occupied single family primary residences in the submarket locations where we have experience and offer permanent real estate loans. Construction and land loans are secured by first trust deeds on real property. These loans generally are adjustable rate loans with interest rates tied to a variety of independent indexes; although in some rare cases these loans have fixed interest rates for short periods and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, loan to value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

C&I Loan Channel: Loans originated under the C&I loan channel are generally supported by the cash flows generated from the business operations of the entity to which the loan is made, and, except for loans secured by owner occupied CRE, are generally secured by non-real estate assets, such as equipment, inventories or accounts receivable. The C&I loan channel is focused on developing quality full service business banking relationships, including loans and deposits, by offering commercial products for small to moderate-sized businesses across the banking platform. This allows us to provide support for small to mid-sized businesses in our market areas. The typical C&I loan client utilizes more than one element of our platform, including almost all such clients using our deposit products and services. We typically focus on C&I clients that are manufacturers, distributors, wholesalers, importers and professional service companies.

Commercial Real Estate Loans - Owner Occupied: Owner occupied CRE loans are generally made to businesses that have demonstrated a history of profitable operations. To qualify for such loans, prospective borrowers generally must have operating cash flow sufficient to meet their obligations as they become due, good payment histories, proper balance sheet management of key cash flow drivers, and experienced management. Our commercial real estate loans are secured by first trust deeds on nonresidential real property, typically office, industrial or warehouse. These loans generally are adjustable rate loans with interest rates tied to a variety of independent indexes; although in some cases these loans have fixed interest rates for periods ranging from 3 to 15 years and adjust thereafter based on an applicable indices and terms. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, loan-to-value and debt service coverage ratios, borrower liquidity and credit history and the trends in balance sheet and income statement management. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

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

Shared National Credits Lending:  We will participate in multi-bank transactions referred to as Shared National Credits or Participations where an individual loan is too large to be made by a single institution. These loans are typically originated and led by other larger banks and FFB will be a participant in the transaction. The loans are sourced through relationships with originating lenders as well as through purchase of loans in the secondary market. These loans generally are made to businesses that have demonstrated a history of profitable operations. To qualify for such loans, prospective borrowers generally must have; operating cash flow sufficient to meet their obligations as they become due, good payment histories, proper balance sheet management of key cash flow drivers, and experienced management. Syndicated/Participated term loans are either fixed rate loans or adjustable rate loans with interest rates tied to a variety of independent indexes and are generally made for terms ranging from one to seven years subject to the useful life of the asset financed. Lines of credit are adjustable rate loans with interest rates tied to a variety of independent indexes and are generally made with terms from one to five years, and contain various covenants, including possible requirements that the borrower maintain liquidity requirements with advances tied to periodic reviews. These loans are underwritten independently by us based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower, debt service coverage ratios, historical and projected client income, borrower liquidity and credit history, and the trends in income and balance sheet management. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends in the client’s industry. We typically do not require full recourse from the owners of the entities to which we make such loans.

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

Residential Mortgage Loans – Single-family: We offer single family residential mortgage loans that in most cases take the form of non-conforming jumbo and super-jumbo loans. We do not currently sell or securitize any of its single family residential mortgage loan originations. We do not originate loans defined as high cost by state or federal banking regulators. The majority of our single family residential loan originations are collateralized by first mortgages on real properties located in Southern California. These loans are generally adjustable rate loans with initial fixed rate periods ranging from 3 to 10 year terms and terms of the loan not exceeding 30 years. These loans generally have interest rate floors and payment caps. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, loan-to-value and debt to income ratios, borrower liquidity, income verification and credit history. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends such as market values.

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

Deposit Products and Services

The following table sets forth information regarding the type of deposits which our clients maintained with us and the average interest rates on those deposits as of December 31:

	2019			2018
(dollars in thousands)	Amount	% of Total	Weighted Average Rate	Amount	% of Total	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$1,192,481	24.4%	—	$1,074,661	23.7%	—
Interest-bearing	386,276	7.9%	0.635%	317,380	7.0%	0.798%
Money market and savings	1,334,736	27.3%	1.355%	1,190,717	26.3%	1.115%
Certificates of deposits	1,977,651	40.4%	1.971%	1,950,210	43.0%	2.142%
Total	$4,891,144	100.0%	1.217%	$4,532,968	100.0%	1.270%

Deposit Products: We offer a wide range of deposit products, including personal and business checking, savings accounts, interest-bearing negotiable order of withdrawal accounts, money market accounts and time certificates of deposit. Our pricing strategy is to maintain deposit pricing at levels consistent with our competitors. This generally allows us to maintain our current deposit relationships. From time to time, we will offer promotional rates to attract new clients to our platform. Our pricing strategy is intended to complement our other products and services so that we can attract and retain clients without always paying the highest rates. As of December 31, 2019, our four largest bank depositors accounted for, in the aggregate, 18% of our total deposits. See Item 1A—Risk Factors.

Deposit Services: Our deposits services include the following:

•

Treasury Management: Treasury Management products and services provide our customers the tools to bank with us conveniently without having the need to visit one of our offices and are necessary to attract complex commercial and specialty deposit clients. These products and services include bill pay, payee positive pay, wire transfers, internal and external transfers, wire and ACH reconciliation services, remote deposit capture, mobile/mobile deposit, as well as lockbox and cash vault services.

•

Digital Banking: FFB offers consumer and business online access to our basic account management, review and processing functions, our treasury management products and services. In addition, we provide mobile banking services to both business and consumer clients through our online access. In 2019, we launched a platform for clients to open deposit accounts online.

Deposit Delivery Channels: Our deposit products and services are delivered through the following delivery channels:

•

Retail Banking: The retail banking delivery channel is made up of 20 banking offices located throughout our market areas. We attempt to place our banking offices in strategic locations to establish a presence in our target markets, rather than saturating a market with numerous banking offices. The sales activities at our banking offices are led by the bankers and branch managers located at the offices. In addition to a branch manager, each banking office has a strong operations manager and staff to serve the clients of the office, to provide support to the bankers and branch managers in their sales efforts and to maintain the operational integrity of their offices. In addition to the sales activities of the bankers and branch managers, we provide marketing support through periodic deposit campaigns and targeted marketing programs tailored to the region in which the banking office is located.

•

Specialty Deposits: The specialty deposits channel focuses on banking large complex commercial customers and fiduciaries who manage complicated deposit relationships. This team consists of bankers with industry expertise in our targeted specialty niches, which include, but are not limited to escrow, title, 1031 exchange accommodators, contractor retention escrows, commercial property management and homeowners associations as well as financial institutions and mortgage servicers, commercial borrowers, EB-5 projects, political treasurers and Opportunity Zone funds. The nature of the specialty deposit customer is generally complex and typically requires a larger volume of transactional servicing needs and reporting requirements. These customers are supported exclusively by the experts in our commercial client services team. This team is responsible for establishing new accounts, maintenance of existing accounts, monitoring accounts, account reporting, review and acceptance of depository agreements and other account related contracts. This team possesses a thorough understanding of legal documentation for complex organizations and legal and regulatory banking requirements for niche industries, balance bank control accounts, ledger posting, and funds disbursement.

Trust Services: FFB is licensed to provide trust services to clients in California, Nevada and Hawaii. Those services, which consist primarily of the management of trust assets, complement the investment advisory and wealth management services that FFA offers to our clients and, as a result, provide us with cross-selling opportunities. At December 31, 2019, trust AUM totaled $888 million.

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

AUM at FFA has grown at a compound annual growth rate of 6% over the four year period ending December 31, 2019. Changes in our AUM reflects additions from new clients, the gains or losses recognized from investment results, additional funds received from existing clients, withdrawals of funds by clients, and terminations.

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

Competition

The banking and investment advisory and wealth management businesses in California, Nevada and Hawaii, generally, and in our market areas, in particular, are highly competitive. A relatively small number of major national and regional banks, operating over wide geographic areas, including Wells Fargo, JP Morgan Chase, US Bank, Comerica, Union Bank and Bank of America, dominate our banking markets. Those banks, or their affiliates, may also offer investment advisory and wealth management services. We also compete with large, well known banking and wealth management firms, including City National, First Republic and Northern Trust. Those banks and investment advisory and wealth management firms generally have much greater financial and capital resources than we do and as a result of their ability to conduct extensive advertising campaigns and their relatively long histories of operations in our markets, are generally better known than us. In addition, by virtue of their greater total capitalization, the large banks have substantially higher lending limits than we do, which enables them to make much larger loans and to offer loan products that we are not able to offer to our clients.

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

Capital Requirements Applicable to Banks and Bank Holding Companies

In 2012, the federal bank regulatory agencies adopted rules establishing a new comprehensive capital framework for U.S. banking organizations (the “Capital Rules”) based on 2010 guidelines issued by the International Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Capital Rules substantially revised the risk-based capital requirements and redefined the components of capital applicable to U.S. banking organizations, including the Company and FFB. The Capital Rules became effective for the Company and FFB on January 1, 2015 (subject, in the case of certain of those rules, to phase-in periods).

Among other things, the Capital Rules (i) introduce a new capital measure called “Common Equity Tier 1” (“CET-1”), (ii) specify that Tier 1 capital consists of CET-1 and “Additional Tier 1 capital” instruments meeting specified requirements, and (iii) make most deductions and adjustments to regulatory capital measures applicable to CET-1 and not to the other components of capital, and expanded the scope of the deductions and adjustments from capital compared to the prior capital rules, thus potentially requiring banking organizations to achieve and maintain higher levels of CET-1 in order to meet minimum capital ratios.

The Capital Rules prescribe a standardized approach for calculating risk-weighted assets depending on the nature of assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories.

The Capital Rules implement a “capital conservation buffer” that is designed to absorb losses during periods of economic stress. If a banking organization does not maintain a capital conservation buffer consisting of an additional 2.5% of CET-1 on top of the minimum risk-weighted asset ratio, it faces constraints on dividends, equity repurchases and executive compensation, depending on the amount of the shortfall.

Under the Capital Rules, the minimum capital ratios (including the 2.5% capital conservation buffer) applicable to the Company and FFB as of January 1, 2019 are as follows:

CET-1 to risk-weighted assets	7.000%
Tier 1 capital (i.e., CET-1 plus Additional Tier 1) to risk-weighted assets	8.500%
Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets	10.500%
Tier 1 capital-to-average consolidated assets as reported on consolidated financial statements(1)	4.000%

(1)	Commonly referred to as a banking institution’s “leverage ratio” The capital conversion buffer does not apply to the leverage ratio.

The Capital Rules provide for a number of deductions from and adjustments to CET-1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in common equity issued by nonconsolidated financial entities, be deducted from CET-1 to the extent that any one such category exceeds 10% of CET-1 or all such categories, in the aggregate, exceed 15% of CET-1. While the Capital Rules require the impact of certain items of Accumulated Other Comprehensive Income (“AOCI”) to be included in capital for purposes of determining regulatory capital ratios, most banking organizations, including the Company and FFB, were entitled to make a one-time permanent election to continue to exclude these items from capital. In 2015, we elected to continue this exclusion.

The Capital Rules require that trust preferred securities be phased out from Tier 1 capital by January 1, 2016, except in the case of banking organizations with total consolidated assets of less than $15 billion, which will be permitted to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, subject to a limit of 25% of tier 1 capital elements.

Prompt Corrective Action

The Federal Deposit Insurance Corporation Improvement Act of 1991 (“FDICIA”), established a framework for regulation of federally insured depository institutions, including banks, and their parent holding companies and other affiliates, by their federal banking regulators. Among other things, FDICIA requires the relevant federal banking regulator to take “prompt corrective action” with respect to a depository institution if that institution does not meet certain capital adequacy standards, including requiring the prompt submission by that bank of an acceptable capital restoration plan if its bank regulator has concluded that it needs additional capital.

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

FDICIA regulations implementing the prompt corrective action framework, which were revised to reflect the Capital Rules effective January 1, 2015, establish minimum capital requirements for five capital categories. An insured depository institution’s capital category depends upon whether its capital levels meet these capital thresholds and potentially other determinations of the institution’s primary federal banking regulator. These regulations provide that a bank would be classified as: “well capitalized” if it had a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a CET-1 ratio of 6.5% or greater, and a Tier 1 leverage ratio of 5.0% or greater, and was not subject to any order or written directive by any such regulatory agency to meet and maintain a specific capital level for any capital measure; “adequately capitalized” if it had a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a CET-1 ratio of 4.5% or greater and a Tier 1 leverage ratio of 4.0% or greater; “undercapitalized” if it had a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a CET-1 ratio of less than 4.5% and a Tier 1 leverage ratio of less than 4.0%; “significantly undercapitalized” if it had a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a CET-1 ratio of less than 3.0% or a Tier 1 leverage ratio of less than 3.0%; and “critically undercapitalized” if its tangible equity was equal to or less than 2.0% of average quarterly tangible assets. A bank that is classified as well-capitalized, adequately capitalized or undercapitalized based on its capital levels may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition or practice warrants such treatment.

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

Potential Regulatory Enforcement Actions

If a bank holding company’s or a bank’s federal banking regulatory agency, determines that its financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of its operations are unsatisfactory or that the bank holding company or bank or its management has violated any law or regulation, the agency has the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin any “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation of law or unsafe or unsound practice; to issue an administrative order that can be judicially enforced; to require that it increase its capital; to restrict its growth; assess civil monetary penalties against the it or its officers or directors; to remove officers and directors of the bank; and if the federal agency concludes that such conditions at the bank cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which in the case of a California state chartered bank would result in revocation of its charter and require it to cease its banking operations. Under California law the DBO has many of these same remedial powers with respect to FFB.

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

Cash dividends from FFB are one of the principal sources of cash (in addition to any cash dividends that might be paid to the Company by FFA) that is available to the Company for its operations and to fund any cash dividends or stock repurchases that the Company’s board of directors might declare or approve in the future. The Company is a legal entity separate and distinct from FFB and FFB is subject to various statutory and regulatory restrictions on its ability to pay cash dividends to the Company. Under the California law, a bank’s ability to pay cash dividends is limited to the lesser of: (i) the bank’s retained earnings or (ii) the bank’s income for its last three fiscal years (less any distributions to shareholders made during such period). However, with the prior approval of the DBO, a bank may pay cash dividends in an amount not to exceed the greatest of the: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) net income of the bank for its current fiscal year. In addition, under FDIC regulations, FFB is generally prohibited from paying cash dividends in amounts that would cause FFB to become undercapitalized. Additionally, the FDIC and the DBO have the authority to prohibit FFB from paying cash dividends, if either of those agencies deems the payment of dividends by FFB to be an unsafe or unsound practice.

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

The Company has adopted an incentive compensation clawback policy that provides, among other things, that if any of the Company’s previously published financial statements are restated due to material noncompliance with any financial reporting requirements under the federal securities laws, the Company will seek to recover the amount by which any incentive compensation paid in the previous three years to any executive officer exceeds the incentive compensation which the Company’s audit committee determines would have been paid to such executive officer had such compensation been determined on the basis of the restated financial statements.

Federal Home Loan Bank System

FFB is a member of the FHLB. Among other benefits, each regional Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its member banks. Each regional Federal Home Loan Bank is financed primarily from the sale of consolidated obligations of the overall Federal Home Loan Bank system. As an FHLB member, FFB is required to own a certain amount of capital stock in the FHLB. At December 31, 2019, FFB was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members.

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

Pursuant to the Gramm-Leach-Bliley Act (“GLBA”), the federal banking agencies have adopted rules and established standards to be followed in implementing safeguards that are designed to ensure the security and confidentiality of customer records and information, protection against any anticipated threats or hazards to the security or integrity of such records and protection against unauthorized access to or use of such records or information in a way that could result in substantial harm or inconvenience to a customer. Among other requirements, these rules require each banking organization to implement a comprehensive written information security program that includes administrative, technical and physical safeguards relating to customer information. GLBA also requires banking organizations to provide each of their customers with a notice of their privacy policies and practices and prohibits a banking organization from disclosing nonpublic personal information about a customer to nonaffiliated third parties unless the banking organization satisfies various notice and “opt-out” requirements and the customer has not chosen to opt out of the disclosure. Additionally, the federal banking agencies are authorized to issue regulations as necessary to implement those notice requirements and non-disclosure restrictions.

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

Bank Secrecy Act and USA Patriot Act

The Company and FFB are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers and mandatory transaction reporting obligations. For example, the Bank Secrecy Act and related regulations require that we report currency transactions that exceed certain thresholds and transactions determined to be suspicious, establish due diligence requirements for accounts and take certain steps to verify customer identification when accounts are opened. The Bank Secrecy Act requires financial institutions to develop and maintain a program reasonably designed to ensure and monitor compliance with its requirements, to train employees to comply with and to test the effectiveness of the program. Any failure to meet the requirements of the Bank Secrecy Act can result in the imposition of substantial penalties and in adverse regulatory action against the offending bank. FFI and FFB have each adopted policies and procedures to comply with the Bank Secrecy Act.

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

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. These new rules may require us to conduct certain internal analysis and reporting to ensure continued compliance. In 2019, the federal bank regulatory agencies adopted a rule excluding from the Volcker Rule community banks with $10 billion or less in assets and total trading assets and liabilities of five percent or less of total consolidated assets. The Company held no investment positions at December 31, 2019 which were subject to the Volcker rule.

Regulation of First Foundation Advisors

FFA is a registered investment advisor under the Investment Advisers Act and the SEC’s regulations promulgated thereunder. The Investment Advisers Act imposes numerous obligations on registered investment advisors, including fiduciary, recordkeeping, operational, and disclosure obligations. FFA is also subject to regulation under the securities laws and fiduciary laws of certain states and the Employee Retirement Income Security Act of 1974 (“ERISA”), and to regulations promulgated thereunder, insofar as it is a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the Code, impose certain duties on persons who are fiduciaries under ERISA, and prohibit certain transactions by the fiduciaries (and certain other related parties) to such plans. The foregoing laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict FFA from conducting its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on the business activities for specified periods of time, revocation of registration as an investment advisor and/or other registrations, and other censures and fines. Changes in these laws or regulations could have a material adverse impact on the profitability and mode of operations of FFI and its subsidiaries.

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

Employees

As of December 31, 2019, the Company had approximately 485 full-time employees.

Mergers and Acquisitions

We have completed five acquisitions since 2012. In June 2018, we completed the acquisition of PBB Bancorp, the holding company for Premier Business Bank (“PBB”). In November 2017, we completed the acquisition of Community 1st Bancorp, the holding company for Community 1st Bank (“C1B”). In December 2016, we completed the acquisition of two branches located in Orange County, California from Pacific Western Bank. In June 2015, we completed the acquisition of Pacific Rim Bank. In August 2012, we completed the acquisition of Desert Commercial Bank.

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

Our allowance for loan and lease losses may not be adequate to cover actual losses.

In accordance with regulatory requirements and generally accepted accounting principles in the United States, we maintain an allowance for loan and lease losses (“ALLL”) to provide for loan and lease defaults and non-performance and a reserve for unfunded loan commitments, which, when combined, we refer to as our ALLL. Our ALLL may not be adequate to absorb actual ALLL, and future provisions for ALLL could materially and adversely affect our operating results. Our ALLL is based on prior experience and an evaluation of the risks inherent in our then-current portfolio. The amount of future losses may also vary depending on changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal and state regulators, as an integral part of their examination process, review our loans and leases and ALLL. While we believe our ALLL is appropriate for the risk identified in our loan and lease portfolio, we cannot provide assurance that we will not further increase the ALLL, that it will be sufficient to address losses, or that regulators will not require us to increase this allowance. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations and prospects.

The FASB has adopted a new accounting standard for determining the amount of our ALLL (ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments) that will be effective for our fiscal year beginning January 1, 2020, referred to as the Current Expected Credit Loss (“CECL”) model. Implementation of CECL will, among other things, require that we determine periodic estimates of lifetime expected future credit losses on loans in the provision for loan losses in the period when the loans are booked, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment. Providing for losses over the life of our loan portfolio is a change to the previous method of providing allowances for loan losses that are probable and incurred. Based on our current analysis of our portfolio and a review of the other assumptions to be implemented as part of CECL, the financial statement impact of the implementation of CECL in the first quarter of 2020 is estimated to be additional costs of up to $1 million. The ongoing impact of CECL will be significantly influenced by the composition, characteristics and quality of our loan portfolio and other assets impacted by CECL, as well as the prevailing economic conditions and forecasts utilized. As these factors change, CECL may require us to increase or decrease our ALLL in future periods, decreasing or increasing our reported income, and introducing additional volatility into our reported earnings, possibly significantly. In addition, regulators may impose additional capital buffers to absorb this volatility.

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

Our business activities and credit exposure, including real estate collateral for many of our loans, are concentrated in California, Nevada and Hawaii, as approximately 96% of the loans in our loan portfolio were made to borrowers who live and/or conduct business in those states. This geographic concentration imposes risks from lack of geographic diversification. Difficult economic conditions, including state and local government deficits, in any of California, Nevada or Hawaii may affect our business, financial condition, results of operations and future prospects, where adverse economic developments, among other things, could affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio. Any regional or local economic downturn that affects California, Nevada or Hawaii or existing or prospective borrowers or property values in such areas may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.

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

We may incur significant losses as a result of ineffective hedging of interest rate risk

From time to time, we may utilize financial derivative instruments to hedge the value of our multifamily loans held for sale. Hedging is a complex process, requiring sophisticated models, experienced and skilled personnel and continual monitoring. Changes in the value of our hedging instruments may not correlate with changes in the value of our multifamily loans held for sale, and our hedging activities may be impacted by unforeseen or unexpected changes in market conditions. Further, in times of significant financial disruption, as in 2008, hedging counterparties have been known to default on their obligations.

Real estate loans represent a high percentage of the loans we make, making our results of operations vulnerable to downturns in the real estate market.

At December 31, 2019, loans secured by multifamily and commercial real estate represented approximately 66% of our outstanding loans. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, and (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full. As a result, our operating results are more vulnerable to adverse changes in the real estate market than other financial institutions with more diversified loan portfolios and we could incur losses in the event of changes in economic conditions that disproportionately affect the real estate markets.

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

Our four largest deposit clients account for 18% of our total deposits.

As of December 31, 2019, our four largest bank depositors accounted for, in the aggregate, 18% of our total deposits. As a result, a material decrease in the volume of those deposits by a relatively small number of our depositors could reduce our liquidity, in which event it could become necessary for us to replace those deposits with higher-cost deposits, the sale of securities or FHLB borrowings, which would adversely affect our net interest income and, therefore, our results of operations.

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

Certain events may arise after the date of an acquisition, or we may learn of certain facts, events or circumstances after the closing of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: our success in integrating the operations, retaining key employees and customers, achieving anticipated synergies, meeting expectations and otherwise realizing the anticipated benefits of the acquisition; litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; delays in implementing new policies or procedures or the failure to apply new policies or procedures; and other events relating to the performance of our business. In addition, if we determine that the value of an acquired business had decreased and that the related goodwill was impaired, an impairment of goodwill charge to earnings would be recognized. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or increased costs or give assurances that our due diligence or mitigation efforts will be sufficient to protect against any such loss or increased costs.

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

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. Critical estimates are made by management in determining, among other things, the allowance for loan losses, amounts of impairment of assets, and valuation of income taxes. If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially adversely affected. Additionally, the adoption of CECL methodology for determining our allowance for credit losses in 2020 is expected to increase the complexity, and associated risk, of the analysis and processes relying on management judgment.

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

We have sold multifamily loans through the securitization market from time to time and may seek to do so in the future. The securitization market, along with credit markets in general, experienced unprecedented disruptions during the economic downturn from 2008 to 2010. Although market conditions have since improved for a number of years following the economic downturn, certain issuers experienced increased risk premiums while there was a relatively lower level of investor demand for certain asset-backed securities (particularly those securities backed by nonprime collateral). In addition, the risk of volatility surrounding the global economic system and uncertainty surrounding regulatory reforms such as the Dodd-Frank Act continue to create uncertainty around access to the capital markets. The shift of power in the United States government following the 2016 election increased uncertainty as the current administration seeks to unwind or reverse regulatory reforms impacting the financial industry which were put in place during the prior administration. As a result, there can be no assurance that we will continue to be successful in selling multifamily loans through the securitization market. Adverse changes in the securitization market generally could materially adversely affect our ability to securitize loans on a timely basis or upon terms acceptable to us. This could increase our cost of funding, reduce our margins or cause us to hold assets until investor demand improves.

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

We could be subject to tax audits, challenges to our tax positions, or adverse changes or interpretations of tax laws.

We are subject to federal and applicable state income tax laws and regulations. Income tax laws and regulations are often complex and require significant judgment in determining our effective tax rate and in evaluating our tax positions. Our determination of our tax liability is subject to review by applicable tax authorities. Any audits or challenges of such determinations may adversely affect our effective tax rate, tax payments or financial condition. Recently enacted U.S. tax legislation made significant changes to federal tax law, including the taxation of corporations, by, among other things, reducing the corporate income tax rate, disallowing certain deductions that had previously been allowed, and altering the expensing of capital expenditures. The implementation and evaluation of these changes may require significant judgment and substantial planning by us. These judgments and plans may require that we take new and different tax positions that if challenged could adversely affect our effective tax rate, tax payments or financial condition. In addition, we may consider the impact of tax laws and regulations when we make decisions about our business and we engage in certain strategies to minimize the impact of taxes. Consequently, any change in tax laws or regulations, or new interpretation of existing laws or regulations, could significantly alter the effectiveness of these decisions and strategies.

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

We are subject to changes in federal and state banking statutes, regulations and governmental policies, or the interpretation or implementation of them, including regulations to be implemented as a result of the enactment of the Dodd-Frank Act. Any changes in any federal or state banking statute, regulation or governmental policy, or the interpretation or implementation of any of them, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, results of operations, financial condition or prospects. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. In addition, federal and state banking regulators have broad authority to supervise our banking business and that of our subsidiaries, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation, or administrative order. Failure to comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, restrictions on our business activities, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects.

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

We are subject to stringent capital requirements.

The federal banking agencies’ Capital Rules require that we meet minimum leverage and risk-based capital requirements applicable to bank holding companies and insured banks. These capital requirements are based on quantitative measures of our assets, liabilities and certain off-balance sheet items. Our satisfaction of these requirements is subject to qualitative judgments by regulators that may differ materially from our management’s and that are subject to being determined retroactively for prior periods. Additionally, regulators can make subjective assessments about the adequacy of capital levels, even if our capital exceeds the minimums necessary to be considered “well-capitalized.” Our failure to meet regulatory capital standards could have a material adverse effect on our business, including damaging the confidence of customers in us, adversely impacting our reputation and competitive position and retention of key personnel. Our failure to meet capital requirements could also limit or suspend our ability to grow or expand our business, pay dividends, accept brokered deposits, access the Federal Reserve’s discount window, and obtain advances from the FHLB. A failure to meet regulatory capital standards may also result in higher FDIC assessments. The capital requirements applicable to us may continue to evolve in connection with actions of the Basel Committee, our regulators and the requirements of the Dodd-Frank Act. Maintaining adequate capital levels could require that we raise additional capital, which could reduce our earnings and/or dilute our existing stockholders.

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

Our stockholders are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we declared and paid cash dividends on our common stock since the first quarter of 2019, we may reduce or eliminate our common stock dividend in the future. Our ability to pay dividends to our stockholders is restricted by Delaware and federal law and the policies and regulations of the Federal Reserve Board, which is our federal banking regulator. Our ability to pay dividends to stockholders is also dependent on the payment to us of cash dividends by our subsidiaries, FFA and FFB, which are the primary sources of cash for our payment of dividends. FFA and FFB are corporations that are separate and distinct from us and, as a result, they are subject to separate statutory or regulatory dividend restrictions that can affect their ability to pay cash dividends to us. FFA’s ability to pay cash dividends to us is restricted under California corporate law. FFB’s ability to pay dividends to us is limited by various banking statutes and regulations and California law. Moreover, based on their assessment of the financial condition of FFB or other factors, the FDIC or the DBO could find that payment of cash dividends by FFB to us would constitute an unsafe or unsound banking practice, in which event they could restrict FFB from paying cash dividends, even if FFB meets the statutory requirements to do so. See the section entitled “Dividend Policy and Restrictions on the Payment of Dividends” in Item 5 of this report below for additional information about our dividend policy and the dividend restrictions that apply to us and to FFB and FFA. A reduction or discontinuance of dividends on our common stock could have a material adverse effect on our business, including the market price of our common stock.

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

As of February 7, 2020, our executive officers and directors owned, in the aggregate, approximately 12% of our outstanding shares. As a result, if our executive officers and directors were to oppose a third party’s acquisition proposal for, or a change in control of, the Company, our executive officers and directors may have sufficient voting power to be able to block or at least delay such an acquisition or change in control from taking place, even if other stockholders would support such a sale or change of control. In addition, a number of our executive officers have change of control agreements which could increase the costs and, therefore, lessen the attractiveness of an acquisition of the Company to a potential acquiring party.

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

The corporate headquarters for FFI and each of its subsidiaries is located in Irvine, California. The Company has offices in California in Irvine, Indian Wells, Pasadena, El Centro, West Los Angeles, El Segundo, Laguna Hills, Seal Beach, Auburn, Oakland, Sacramento, Roseville, Burlingame, Big Bear, Running Springs, Palos Verdes, Rolling Hills, Lucerne and San Diego and in Las Vegas, Nevada, and in Honolulu, Hawaii. All of these offices, except for the office in Auburn, California, Big Bear, California, and Running Springs, California, are leased pursuant to non-cancelable operating leases that will expire between 2020 and 2026. The building for the office in Auburn, California is owned by us and is on land that is leased under a non-cancellable lease that expires in 2028. The building and land for the offices in Big Bear and Running Springs are owned by us.

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

Market Information

On November 3, 2014, our common stock became listed and commenced trading on the NASDAQ Global Stock Market under the trading symbol “FFWM”. As of February 27, 2020, a total of 44,759,800 shares of our common stock were issued and outstanding which were held of record by approximately 3,600 shareholders.

Dividend Policy and Restrictions on the Payment of Dividends

Since the first quarter of 2019, we have paid quarterly dividends and it is the current intention of the Company to continue to pay dividends on an ongoing basis.

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

Repurchases of Common Stock

The Company adopted a stock repurchase plan on October 30, 2018 for the repurchase of up to 2,200,000 shares of its common stock from time to time as market conditions allow. This plan has no stated expiration date for the repurchases. The Company did not repurchase any shares during the quarter ended December 31, 2019. As of December 31, 2019, the maximum number of shares that may be purchased under the program was 2,162,900.

Stock Performance Graph

The following graph shows a comparison from December 31, 2015 through December 31, 2019 of the cumulative total return for our common stock, compared against (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members, by market cap, (ii) the Russell 3000 Index, which measures the performance of the smallest 3,000 members, by market cap, of the Russell Index, and (iii) an index published by SNL Securities L.C. (“SNL”) and known as the SNL Western Bank Index, which is comprised of 51 banks and bank holding companies (including the Company), the shares of which are listed on NASDAQ or the New York Stock Exchange and most of which are based in California and the remainder of which are based in nine other western states.

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

	Period Ending
	12/31/2015	12/31/2016	12/31/2017	12/31/2018	12/31/2019

First Foundation Inc. (FFWM)	100.00	120.81	157.19	109.03	147.52
Russell 2000 Index	100.00	119.48	135.18	118.72	146.89
Russell 3000 Index	100.00	110.42	131.23	122.06	156.89
SNL Western Bank Index	100.00	107.62	117.66	90.84	107.77

The above performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Item 6.	Selected Financial Data

With the exception of the certain items included in the selected performance and capital ratios, the following selected consolidated financial information as of and for the years ended December 31, 2019, 2018, and 2017 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, and the selected consolidated financial information as of and for the years ended December 31, 2016 and 2015 have been derived from our audited consolidated financial statements not appearing in this Annual Report on Form 10-K.

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

	As of and for the Year Ended December 31,
(In thousands, except share and per share data)	2019	2018	2017	2016	2015
Selected Income Statement Data:
Net interest income	$169,954	$155,610	$113,618	$89,449	$64,471
Provision for loan losses	2,637	4,220	2,762	4,681	2,673
Noninterest Income:
Asset management, consulting and other fees	28,658	28,748	26,710	24,384	23,486
Other(1)	13,118	7,023	12,009	10,176	5,287
Noninterest expense	129,594	127,075	98,976	80,994	61,458
Income before taxes	79,499	60,086	50,599	38,334	22,832
Net income	56,239	42,958	27,582	23,303	13,378
Share and Per Share Data: (2)
Net income per share:
Basic	$1.26	$1.02	$0.80	$0.72	$0.60
Diluted	1.25	1.01	0.78	0.70	0.58
Shares used in computation:
Basic	44,617,361	42,092,361	34,482,630	32,365,800	22,310,014
Diluted	44,911,265	42,567,108	35,331,059	33,471,816	23,151,710
Tangible book value per share(3)	$11.57	$10.33	$9.46	$8.62	$8.05
Shares outstanding at end of period(4)	44,670,743	44,496,007	38,207,766	32,719,632	31,961,052
Selected Balance Sheet Data:
Cash and cash equivalents	$65,387	$67,312	$120,394	$597,946	$215,748
Loans, net of deferred fees(5)	5,029,869	4,782,312	3,799,707	2,791,251	1,754,883
Allowance for loan and lease losses (“ALLL”)	20,800	19,000	18,400	15,400	10,600
Total assets	6,314,436	5,840,412	4,541,185	3,975,403	2,592,579
Noninterest-bearing deposits	1,192,481	1,074,661	1,097,196	661,781	299,794
Interest-bearing deposits	3,698,663	3,458,307	2,346,331	1,765,014	1,222,382
Borrowings(6)	743,000	708,000	678,000	1,250,000	796,000
Shareholders’ equity(4)	613,869	559,184	394,951	284,264	259,736
Selected Performance and Capital Ratios:
Return on average assets	0.91%	0.81%	0.70%	0.80%	0.76%
Return on average equity	9.6%	9.1%	8.5%	8.4%	8.1%
Return on average tangible equity(3)	11.5%	10.6%	8.6%	8.5%	8.1%
Net yield on interest-earning assets	2.87%	2.99%	2.93%	3.13%	3.39%
Efficiency ratio(7)	61.9%	64.4%	63.3%	65.3%	70.7%
Noninterest income as a % of total revenues	19.7%	18.7%	25.4%	27.9%	33.1%
Tangible common equity to tangible assets(3)	8.31%	8.01%	8.02%	7.10%	9.93%
Tier 1 leverage ratio	8.25%	8.39%	8.44%	8.76%	11.81%
Tier 1 risk-based capital ratio	10.65%	10.67%	11.99%	12.80%	17.44%
Total risk-based capital ratio	11.15%	11.16%	12.61%	13.52%	18.19%
Other Information:
Assets under management (end of period)	$4,438,252	$3,934,700	$4,296,077	$3,586,672	$3,471,237
NPAs to total assets	0.20%	0.21%	0.31%	0.25%	0.32%
Charge-offs to average loans	0.02%	0.08%	0.00%	0.00%	0.15%
Ratio of ALLL to loans(8)	0.49%	0.51%	0.54%	0.60%	0.61%
Number of banking offices(9)	20	20	14	11	9

(1)	The 2019, 2018, 2017, 2016 and 2015 amounts include $4.2 million, $0.4 million, $7.0 million, $7.8 million and $2.9 million in gains on sales of loans, respectively.
(2)	Share and per share data has been adjusted to reflect the two-for-one stock split effective January 18, 2017.

(3)

Tangible common equity, (also referred to as tangible book value) and tangible assets, are equal to common equity and assets, respectively, less $97.2 million of intangible assets as of December 31, 2019, $99.5 million of intangible assets as of December 31, 2018, $33.6 million of intangible assets as of December 31, 2017, $2.2 million of intangible assets as of December 31, 2016, and $2.4 million of intangible assets as of December 31, 2015. Average tangible equity is equal to average common equity less $98.3 million, $69.2 million, $4.5 million, $2.3 million and $1.2 million of average goodwill and intangible assets for the years ended December 31, 2019, 2018, 2017, 2016 and 2015, respectively. We believe that this information is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of capital ratios. Accordingly, we believe that tangible common equity to tangible assets, tangible book value per share and return on average tangible equity provide information that is important to investors and that is useful in understanding our capital position and ratios. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. As other companies may use different calculations for these measures, this presentation may not be comparable to other similarly titled measures reported by other companies.

(4)

As a result of our acquisition of Premier Business Bancorp in 2018, we issued 5,234,593 shares of our common stock valued at $19.39 per share. As a result of our acquisition of Community 1st Bancorp in 2017, we issued 2,955,623 shares of our common stock valued at $17.55 per share. As a result of our acquisition of Pacific Rim Bank in 2015, we issued 1,242,690 shares of our common stock, valued at $9.50 per share. As a part of our at-the-market offering, in 2018 and 2017, we issued 625,730 and 1,382,506 shares of our common stock, respectively, at weighted average prices of $18.46 and $16.83 per share, respectively. In 2015, we issued 14,337,662 shares of our common stock at a price of $9.63 per share in a public offering and sold 544,070 shares of our common stock to the President of FFB at a price of $9.19 per share. As a result of the exercise of stock options: in 2019, we issued 44,000 shares of our common stock at an average exercise price of $7.60 per share: in 2018, we issued 308,334 shares of our common stock at an average exercise price of $7.64 per share: in 2017, we issued 1,072,000 shares of our common stock at an average exercise price of $5.18 per share; in 2016, we issued 690,592 shares of our common stock at an average exercise price of $6.17 per share; and in 2015, we issued 62,614 shares of our common stock at an average exercise price of $6.47 per share. We issued 132,536, 154,884, 78,005, 67,988, and 21,524 shares of common stock upon the vesting of restricted stock units in 2019, 2018, 2017, 2016, and 2015, respectively.

(5)	Includes loans classified as loans held for sale.
(6)	Borrowings consist primarily of overnight and short-term advances obtained by FFB from the Federal Home Loan Bank. This line also includes outstanding debt of FFI.
(7)

The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income. The efficiency ratio excludes (i) $3.8 million of costs related to an acquisition in 2018; and (ii) $2.6 million of costs related to an acquisition in 2017.

(8)

This ratio excludes loans acquired in our acquisitions as generally accepted accounting principles in the United States, or GAAP, requires estimated credit losses for acquired loans to be recorded as discounts to those loans.

(9)	Does not include our corporate and administrative office or loan production offices, At December 31, 2019, we had 2 loan production offices.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the year ended December 31, 2019, as compared to our results of operation in the year ended December 31, 2018; in our results of operations in the year ended December 31, 2018, as compared to our results of operations in the year ended December 31, 2017, and our financial condition at December 31, 2019 as compared to our financial condition at December 31, 2018. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Some of the factors that could cause results to differ materially from expectations are discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” contained elsewhere in this Annual Report on Form 10-K.

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

We have two business segments, “Banking” and “Investment Management and Wealth Planning” (“Wealth Management”). Banking includes the operations of FFB, FFIS and Blue Moon Management LLC and Wealth Management includes the operations of FFA. The financial position and operating results of the stand-alone holding company, FFI, are included under the caption “Other” in certain of the tables that follow, along with any consolidation elimination entries.

Overview and Recent Developments

We continued strong growth during 2019 with loan originations of $1.9 billion, and deposit growth of $358 million. Total revenues (net interest income and noninterest income) increased by 11%.

The results of operations for Banking reflect the benefits of this growth. Income before taxes for Banking increased $18.5 million from $63.7 million in 2018 to $82.2 million in 2019. On a consolidated basis, income before taxes increased $19.4 million from $60.1 million in 2018 to $79.5 million in 2019.

On January 28, 2020, the Board of Directors declared a quarterly cash dividend of $0.07 per common share to be paid on March 16, 2020 to stockholders of record as of the close of business on March 5, 2020.

Results of Operations

Years Ended December 31, 2019 and 2018.

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, gains on sales of loans, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of AUM. Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 50% and 76%, respectively, of the total noninterest expense for Banking and Wealth Management in 2019.

The following tables show key operating results for each of our business segments for the years ended December 31:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2019:
Interest income	$248,760	$—	$—	$248,760
Interest expense	78,450	—	356	78,806
Net interest income	170,310	—	(356)	169,954
Provision for loan losses	2,637	—	—	2,637
Noninterest income	18,844	24,136	(1,204)	41,776
Noninterest expense	104,367	21,931	3,296	129,594
Income (loss) before taxes on income	$82,150	$2,205	$(4,856)	$79,499
2018:
Interest income	$207,306	$—	$—	$207,306
Interest expense	49,935	—	1,761	51,696
Net interest income	157,371	—	(1,761)	155,610
Provision for loan losses	4,220	—	—	4,220
Noninterest income	11,322	25,247	(798)	35,771
Noninterest expense	100,778	21,670	4,627	127,075
Income (loss) before taxes on income	$63,695	$3,577	$(7,186)	$60,086

General. Our net income and income before taxes in 2019 were $56.2 million and $79.5 million, respectively, as compared to $43.0 million and $60.1 million, respectively, in 2018. The $19.4 million increase in income before taxes was the result of an $18.5 million increase in income before taxes for Banking, a $1.4 million decrease in income before taxes for Wealth Management and a $2.4 million decrease in corporate expenses. The increase in Banking was due to higher net interest income, a lower provision for loan losses and higher noninterest income which were partially offset by higher noninterest expenses. The decrease in Wealth Management was due to lower noninterest income and higher noninterest expenses. The decrease in corporate expenses was due to decreases in interest expense and noninterest expenses.

Our effective tax rate for 2019 was 29.3% as compared to 28.5% for 2018 and as compared to our statutory tax rate of 29.0%. During 2018, the effective tax rate benefited from excess tax benefits resulting from the exercise or vesting of stock awards.

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

	2019			2018
(dollars in thousands)	Average Balances	Interest	Average Yield /Rate	Average Balances	Interest	Average Yield /Rate
Interest-earning assets:
Loans	$5,032,447	$220,951	4.39%	$4,453,822	$186,211	4.18%
Securities	805,724	25,004	3.10%	594,514	16,855	2.84%
FHLB stock, fed funds and deposits	83,155	2,805	3.37%	151,884	4,240	2.79%
Total interest-earning assets	5,921,326	248,760	4.20%	5,200,220	207,306	3.99%
Noninterest-earning assets:
Nonperforming assets	16,517			11,187
Other	188,143			110,958
Total assets	$6,125,986			$5,322,365
Interest-bearing liabilities:
Demand deposits	$342,927	3,183	0.93%	$333,483	2,779	0.83%
Money market and savings	1,215,410	15,427	1.27%	1,139,569	10,491	0.92%
Certificates of deposit	1,986,009	45,572	2.29%	1,410,109	25,506	1.81%
Total interest-bearing deposits	3,544,346	64,182	1.81%	2,883,161	38,776	1.34%
Borrowings	625,948	14,624	2.34%	612,817	12,920	2.11%
Total interest-bearing liabilities	4,170,294	78,806	1.89%	3,495,978	51,696	1.48%
Noninterest-bearing liabilities:
Demand deposits	1,314,296			1,329,873
Other liabilities	60,023			23,700
Total liabilities	5,544,613			4,849,551
Stockholders’ equity	581,373			472,814
Total liabilities and equity	$6,125,986			$5,322,365
Net Interest Income		$169,954			$155,610
Net Interest Rate Spread			2.31%			2.51%
Net Yield on Interest-earning Assets			2.87%			2.99%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes between 2019 as compared to 2018.

	Increase (Decrease) due to		Net Increase (Decrease)
(dollars in thousands)	Volume	Rate
Interest earned on:
Loans	$25,067	$9,673	$34,740
Securities	6,435	1,714	8,149
FHLB stock, fed funds and deposits	(2,193)	758	(1,435)
Total interest-earning assets	29,309	12,145	41,454
Interest paid on:
Demand deposits	80	324	404
Money market and savings	737	4,199	4,936
Certificates of deposit	12,104	7,962	20,066
Borrowings	283	1,421	1,704
Total interest-bearing liabilities	13,204	13,906	27,110
Net interest income	$16,105	$(1,761)	$14,344

Net interest income for Banking increased from $157.4 million in 2018, to $170.3 million in 2019 due primarily to a 14% increase in interest-earning assets which was partially offset by a decrease in our net yield on interest earning assets. On a consolidated basis, the net yield on interest earning assets decreased from 2.99% in 2018 to 2.87% in 2019 due to a decrease in the net interest rate spread which was partially offset by a larger benefit derived from noninterest bearing funding sources, including noninterest-bearing deposits and equity, as interest rates rise. The net interest rate spread decreased from 2.51% in 2018 to 2.31% in 2019 due to an increase in the cost of interest-bearing liabilities which was partially offset by an increase in yield on total interest-earning assets. The yield on interest-earning assets increased as new loans added to the portfolio during the year bore interest rates higher than the current portfolio rates. The increase in the cost of interest-bearing liabilities was due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates, and increased costs of borrowings as the average rate on FHLB advances and other Bank borrowings increased from 1.92% in 2018 to 2.30% in 2019. The average balance outstanding under the holding company line of credit decreased from $31.4 million in 2018 to $6.1 million in 2019, resulting in a $1.4 million decrease in corporate interest expense.

Provision for loan losses. The provision for loan losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ALLL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for loan losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For 2019 and 2018, we recorded provisions for loan losses of $2.6 million and $4.2 million, respectively. The provision for loan losses in 2019 was due to the growth in loan balances and $0.8 million of net chargeoffs. The provision for loan losses in 2018 was due to $3.5 million of net chargeoffs and growth in loan balances.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, and gains and losses from capital market activities. The following table provides a breakdown of noninterest income for Banking for the years ended December 31:

(dollars in thousands)	2019	2018
Trust fees	$5,124	$3,833
Consulting fees	401	407
Deposit charges	1,070	838
Gain on sale of loans	4,218	419
Loan related fees	6,667	4,421
Other	1,364	1,404
Total noninterest income	$18,844	$11,322

Noninterest income in Banking in 2019 was $7.5 million higher than 2018 due to a higher gain on sale of loans, higher loan fees, higher trust fees and gains on sales of REO which were partially offset by a $0.3 million loss on the sale of securities. The $3.8 million higher gain on sale was due to the benefits of a declining interest rate environment in 2019. The $2.2 million increase in loan fees was due primarily to higher prepayment fees and higher servicing fees. The $1.3 million increase in trust fees relates primarily to new clients, some of which were transferred from or referred by Wealth Management.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the years ended December 31:

(dollars in thousands)	2019	2018
Noninterest income	$24,136	$25,247

Noninterest income for Wealth Management decreased by $1.1 million in 2019 when compared to 2018 due primarily to lower levels, on average, of billable AUM in 2019.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the years ended December 31:

	Banking		Wealth Management
(dollars in thousands)	2019	2018	2019	2018
Compensation and benefits	$51,754	$49,709	$16,662	$16,404
Occupancy and depreciation	18,439	17,362	2,288	2,220
Professional services and marketing	4,603	4,468	2,258	2,317
Customer Service Costs	17,858	15,077	—	—
Other expenses	11,713	14,162	723	729
Total noninterest expense	$104,367	$100,778	$21,931	$21,670

Noninterest expense in Banking increased from $100.8 million in 2018 to $104.4 million in 2019, due to increases in staffing and other costs associated with the Bank’s expansion, including the acquisition of PBB in June 2018, and increases in customer service costs which were partially offset by a $3.4 million decrease in merger related costs. Compensation and benefits for Banking increased $2.0 million during 2019 as compared to 2018 due to salary increases and an increase in the FTE in Banking, which increased to 421.4 in 2019 from 385.8 in 2018 primarily as a result of the increased staffing related to the PBB acquisition. The $1.1 million increase in occupancy and depreciation for Banking in 2019 as compared to 2018 was due to costs related to the PBB acquisition and increases in our data processing costs due to increased volumes. Customer service costs for Banking increased from $15.1 million in 2018 to $17.9 million in 2019 due to increases in the earnings credit rates paid on the related deposit balances. Other expenses decreased by $2.5 million in 2019 when compared to the corresponding period in 2018 due to a $3.4 million decrease in merger related costs which was partially offset by increases in the amortization of core deposit intangibles and FDIC insurance. Increases in FDIC insurance were partially offset by a $1.2 million refund received from the FDIC for deposit insurance fees in the third quarter of 2019.

Noninterest expenses for Wealth Management increased by $0.3 million for 2019, when compared to the comparable period in 2018, due to increased compensation costs.

Years Ended December 31, 2018 and 2017.

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

Our effective tax rate for 2018 was 28.5% as compared to 45.5% for 2017, and as a result of reduced federal tax rates under the Tax Cuts and Job Act enacted in the fourth quarter of 2017, our statutory tax rate decreased from 41.5% in 2017 to 29.0% in 2018. In the fourth quarter of 2017, we recorded a $5.4 million tax charge, attributable to the remeasurement of the net deferred tax asset as a result of the reduced corporate tax rate under the Tax Cuts and Jobs Act enacted in the fourth quarter of 2017, that was partially offset by a 743 basis point reduction in our effective tax rate related to excess tax benefits resulting from the exercise of stock awards.

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

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other, at December 31:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
2019:
Cash and cash equivalents	$65,083	$5,054	$(4,750)	$65,387
Securities AFS	1,014,966	—	—	1,014,966
Loans Held For Sale	503,036	—	—	503,036
Loans, net	4,526,833	—	—	4,526,833
Premises and equipment	7,561	658	136	8,355
FHLB Stock	21,519	—	—	21,519
Deferred taxes	10,778	133	168	11,079
REO	—	—	—	—
Goodwill and Intangibles	97,191	—	—	97,191
Other assets	51,229	445	14,396	66,070
Total assets	$6,298,196	$6,290	$9,950	$6,314,436
Deposits	$4,902,958	$—	$(11,814)	$4,891,144
Borrowings	733,000	—	10,000	743,000
Intercompany balances	3,111	469	(3,580)	—
Other liabilities	48,159	3,400	14,864	66,423
Shareholders’ equity	610,968	2,421	480	613,869
Total liabilities and equity	$6,298,196	$6,290	$9,950	$6,314,436
2018:
Cash and cash equivalents	$67,148	$4,636	$(4,472)	$67,312
Securities AFS	809,569	—	—	809,569
Loans Held For Sale	507,643	—	—	507,643
Loans, net	4,274,669	—	—	4,274,669
Premises and equipment	8,221	788	136	9,145
FHLB Stock	20,307	—	—	20,307
Deferred taxes	12,905	103	243	13,251
REO	815	—	—	815
Goodwill and Intangibles	99,482	—	—	99,482
Other assets	35,906	605	1,708	38,219
Total assets	$5,836,665	$6,132	$(2,385)	$5,840,412
Deposits	$4,544,168	$—	$(11,200)	$4,532,968
Borrowings	703,000	—	5,000	708,000
Intercompany balances	3,689	467	(4,156)	—
Other liabilities	34,886	2,830	2,544	40,260
Shareholders’ equity	550,922	2,835	5,427	559,184
Total liabilities and equity	$5,836,665	$6,132	$(2,385)	$5,840,412
2017:
Cash and cash equivalents	$120,261	$4,407	$(4,274)	$120,394
Securities AFS	519,364	—	—	519,364
Loans Held For Sale	154,380	—	—	154,380
Loans, net	3,645,327	—	—	3,645,327
Premises and equipment	5,519	926	136	6,581
FHLB Stock	19,060	—	—	19,060
Deferred taxes	12,008	172	(37)	12,143
REO	2,920	—	—	2,920
Goodwill and Intangibles	33,576	—	—	33,576
Other assets	25,521	179	1,740	27,440
Total assets	$4,537,936	$5,684	$(2,435)	$4,541,185
Deposits	$3,460,465	$—	$(16,938)	$3,443,527
Borrowings	628,000	—	50,000	678,000
Intercompany balances	3,301	643	(3,944)	—
Other liabilities	18,646	2,970	3,091	24,707
Shareholders’ equity	427,524	2,071	(34,644)	394,951
Total liabilities and equity	$4,537,936	$5,684	$(2,435)	$4,541,185

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During 2019, total assets increased by $474 million primarily due to increases in securities and loans, including loans held for sale. During 2019, securities increased by $205 million as we sold $284 million of lower yielding securities and purchased $576 million of securities from our loan securitization in the third quarter. Loans and loans held for sale increased $249 million in 2019 as a result of $1.9 billion of originations which were partially offset by the sale of $551 million of loans and payoffs or scheduled payments of $1.1 billion. The $358 million growth in deposits during 2019 included increases in branch deposits of $138 million and specialty deposits of $222 million and a $2 million decrease in wholesale deposits. Borrowings increased by $35 million during 2019 primarily to support the growth in our total assets. At December 31, 2019 and December 31, 2018, the outstanding balance on the holding company line of credit was $10 million and $5 million, respectively.

Cash and cash equivalents, certificates of deposit and securities: Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, decreased by $2 million during 2019. Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale: The following table provides a summary of the Company’s AFS securities portfolio at December 31:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
(dollars in thousands)		Gains	Losses
2019:
Agency mortgage-backed securities	$905,949	$9,174	$(146)	$914,977
Beneficial interest – FHLMC securitization	47,586	1,801	(6,681)	42,706
Corporate bonds	54,000	1,834	—	55,834
Other	1,386	63	—	1,449
Total	$1,008,921	$12,872	$(6,827)	$1,014,966
2018:
Agency mortgage-backed securities	$723,597	$11,883	$(13,811)	$721,669
Beneficial interest – FHLMC securitization	32,143	1,756	(1,813)	32,086
Corporate bonds	54,000	638	(294)	54,344
Other	1,458	15	(3)	1,470
Total	$811,198	$14,292	$(15,921)	$809,569
2017:
Agency mortgage-backed securities	$471,131	$287	$(7,399)	$464,019
Beneficial interest – FHLMC securitization	35,930	1,811	(1,889)	35,852
Corporate bonds	19,000	—	—	19,000
Other	499	—	(6)	493
Total	$526,560	$2,098	$(9,294)	$519,364

The US Treasury Securities are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations.

The $205 million increase in AFS securities was due to primarily from $576 million of securities purchased from our loan securitization in the third quarter, partially offset by the sale of $284 million of lower yielding securities and $96 million in principal payments. The $290 million increase in AFS securities in 2018 was due to $10 million of AFS securities acquired from PBB and the purchase of $366 million of AFS securities, which were partially offset by $81 million in principal payments, $10 million of sales of AFS securities and decreases in the market value of securities reflected in the mark to market of AFS securities.

The table below indicates, as of December 31, 2019, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2019
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$5,488	$(2)	$13,880	$(144)	$19,368	$(146)
Beneficial interests in FHLMC securitization	20,609	(2,856)	3,220	(3,825)	23,829	(6,681)
Total temporarily impaired securities	$26,097	$(2,858)	$17,100	$(3,969)	$43,197	$(6,827)

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

The scheduled maturities of securities AFS, other than agency mortgage backed securities, and the related weighted average yield is as follows as of December 31, 2019:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
Corporate bonds	$—	$—	$54,000	$—	$54,000
Other	—	400	986	—	1,386
Total	$—	$400	$54,986	$—	$55,386
Weighted average yield	—%	2.25%	5.29%	—%	5.27%
Estimated Fair Value:
Corporate bonds	$—	$—	$55,834	$—	$55,834
Other	—	403	1,046	—	1,449
Total	$—	$403	$56,880	$—	$57,283

Agency mortgage backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests in FHLMC securitizations as of December 31, 2019 was 2.66%.

Loans. The following table sets forth our loans, by loan category, as of December 31:

(dollars in thousands)	2019	2018	2017	2016	2015
Recorded investment balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,143,919	$1,956,935	$1,935,429	$1,178,003	$627,311
Single family	871,181	904,828	645,816	602,886	533,257
Total real estate loans secured by residential properties	3,015,100	2,861,169	2,581,245	1,780,889	1,160,568
Commercial properties	834,042	869,169	696,748	476,959	358,791
Land	70,257	80,187	37,160	24,100	12,320
Total real estate loans	3,919,399	3,811,119	3,315,153	2,281,948	1,531,679
Commercial and industrial loans	600,213	449,805	310,779	237,941	196,584
Consumer loans	16,273	22,699	29,330	32,127	37,206
Total loans	4,535,885	4,283,623	3,655,262	2,552,016	1,765,469
Premiums, discounts and deferred fees and expenses	11,748	10,046	8,465	3,693	14
Total	$4,547,633	$4,293,669	$3,663,727	$2,555,709	$1,765,483

Loans and loans held for sale increased $249 million in 2019 as a result of $1.9 billion of originations which were partially offset by the sale of $551 million of loans and payoffs or scheduled payments of $1.1 billion. Loans and loans held for sale increased by $983 million in 2018 as a result of $1.8 billion of originations and $523 million of loans acquired from PBB, which were partially offset by the sale of $676 million of multifamily loans and payoffs or scheduled payments of $712 million.

The scheduled maturities, as of December 31, 2019, of the performing loans categorized as land loans and as commercial and industrial loans, are as follows:

	Scheduled Maturity			Loans With a Scheduled Maturity After One Year
(dollars in thousands)	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years	Loans With Fixed Rates	Loan With Adjustable Rates
Land loans	$44,732	$17,921	$7,604	$3,092	$22,433
Commercial and industrial loans	163,271	319,572	117,370	353,619	83,323

Deposits: The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of December 31:

	2019		2018		2017
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$1,192,481	—	$1,074,661	—	$1,097,196	—
Interest-bearing	386,276	0.635%	317,380	0.798%	235,294	0.411%
Money market and savings	1,334,736	1.355%	1,190,717	1.115%	1,210,240	0.840%
Certificates of deposits	1,977,651	1.971%	1,950,210	2.142%	900,797	1.189%
Total	$4,891,144	1.217%	$4,532,968	1.270%	$3,443,527	0.634%

The $358 million increase in deposits during 2019 was due to increases in branch deposits of $138 million and specialty deposits of $222 million and a $2 million decrease in wholesale deposits. The $1.1 billion increase in deposits during 2018 was due to $478 million of deposits acquired from PBB and increases in our branch deposits and wholesale deposits of $91 million and $790 million, respectively, while our specialty deposits decreased by $268.

The weighted average rate of interest-bearing deposits increased from 0.83% at December 31, 2017 to 1.34% at December 31, 2018, and to 1.61% at December 31, 2019, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits, increased from 0.63% at December 31, 2017, to 1.26% at December 31, 2018, and decreased to 1.22% at December 31, 2019 as the increase in noninterest-bearing deposits as a percentage of total deposits has offset the impact of the increases in rates on interest-bearing deposits on our overall cost of deposits. The financial impact of the increase in noninterest-bearing deposits is reflected in customer service costs, which are included in noninterest expenses.

The maturities of our certificates of deposit of $100,000 or more were as follows as of December 31, 2019:

(dollars in thousands)
3 months or less	$248,313
Over 3 months through 6 months	184,735
Over 6 months through 12 months	255,498
Over 12 months	8,515
Total	$697,061

From time to time, the Bank will utilize brokered deposits as a source of funding. As of December 31, 2019, the Bank held $1.4 billion of deposits which are classified as brokered deposits.

Borrowings: At December 31, 2019, our borrowings consisted of $233 million of overnight FHLB advances at the Bank, a $500 million FHLB term advance at the Bank, and $10 million of borrowings under a company line of credit. At December 31, 2018, our borrowings consisted of $703 million of overnight FHLB advances at FFB and $5 million of borrowings on our holding company line of credit. The overnight FHLB advances were paid in full in the early parts of January 2020 and January 2019, respectively. Because FFB utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of borrowings at the Bank during 2019 was $620 million, as compared to $581 million during 2018. The weighted average interest rate on these borrowings was 2.30% during 2019, as compared to 1.92% during 2018. The maximum amount of short-term FHLB advances outstanding at any month-end during 2019 and 2018, was $956 million, and $773 million, respectively.

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

	Past Due and Still Accruing				Total Past Due and Nonaccrual	Current	Total
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual
2019:
Real estate loans:
Residential properties	$89	$13	$—	$1,743	$1,845	$3,013,255	$3,015,100
Commercial properties	7,586	—	403	2,410	10,399	823,643	834,042
Land	—	—	—	—	—	70,257	70,257
Commercial and industrial loans	695	2,007	—	8,714	11,416	588,797	600,213
Consumer loans	22	3	—	—	25	16,248	16,273
Total	$8,392	$2,023	$403	$12,867	$23,685	$4,512,200	$4,535,885
Percentage of total loans	0.19%	0.04%	0.01%	0.28%	0.52%
2018:
Real estate loans:
Residential properties	$74	$—	$499	$651	$1,224	$2,860,539	$2,861,763
Commercial properties	440	117	—	1,607	2,164	867,005	869,169
Land	2,000	—	—	697	2,697	77,490	80,187
Commercial and industrial loans	12,541	300	536	8,559	21,936	427,869	449,805
Consumer loans	—	7	—	2	9	22,690	22,699
Total	$15,055	$424	$1,035	$11,516	$28,030	$4,255,593	$4,283,623
Percentage of total loans	0.35%	0.01%	0.02%	0.27%	0.65%
2017:
Real estate loans:
Residential properties	$78	$—	$—	$—	$78	$2,581,167	$2,581,245
Commercial properties	—	—	1,320	1,742	3,062	693,686	696,748
Land	—	—	—	—	—	37,160	37,160
Commercial and industrial loans	—	—	789	9,617	10,406	300,373	310,779
Consumer loans	—	—	—	—	—	29,330	29,330
Total	$78	$—	$2,109	$11,359	$13,546	$3,641,716	$3,655,262
Percentage of total loans	0.00%	—%	0.06%	0.31%	0.37%

The following table presents the composition of troubled debt restructurings (“TDRs”) by accrual and nonaccrual status as of:

	December 31, 2019			December 31, 2018
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential real estate loans	$1,200	$—	$1,200	$—	$—	$—
Commercial real estate loans	1,188	2,166	3,354	1,264	1,491	2,755
Commercial and industrial loans	557	2,972	3,529	—	2,096	2,096
Total	$2,945	$5,138	$8,083	$1,264	$3,587	$4,851

These loans were classified as a TDR as a result of a reduction in required principal payments and/or an extension of the maturity date of the loans.

The following is a breakdown of our loan portfolio by the risk category of loans at December 31:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
2019:
Real estate loans:
Residential properties	$3,012,203	$—	$—	$2,897	$3,015,100
Commercial properties	821,425	679	5,249	6,689	834,042
Land	69,476	—	781	—	70,257
Commercial and industrial loans	579,153	8,202	3,542	9,316	600,213
Consumer loans	16,273	—	—	—	16,273
Total	$4,498,530	$8,881	$9,572	$18,902	$4,535,885
2018:
Real estate loans:
Residential properties	$2,857,666	$3,446	$—	$651	$2,861,763
Commercial properties	845,672	13,024	7,602	2,871	869,169
Land	78,681	—	809	697	80,187
Commercial and industrial loans	431,751	7,723	1,772	8,559	449,805
Consumer loans	22,699	—	—	—	22,699
Total	$4,236,469	$24,193	$10,183	$12,778	$4,283,623
2017:
Real estate loans:
Residential properties	$2,578,773	$192	$2,280	$—	$2,581,245
Commercial properties	680,449	6,326	5,936	4,037	696,748
Land	36,321	—	839	—	37,160
Commercial and industrial loans	298,408	865	2,107	9,399	310,779
Consumer loans	29,330	—	—	—	29,330
Total	$3,623,281	$7,383	$11,162	$13,436	$3,655,262
2016:
Real estate loans:
Residential properties	$1,773,296	$1,500	$—	$6,093	$1,780,889
Commercial properties	470,484	1,913	2,414	2,148	476,959
Land	24,100	—	—	—	24,100
Commercial and industrial loans	219,676	3,625	13,887	753	237,941
Consumer loans	32,137	—	—	—	32,127
Total	$2,519,683	$7,038	$16,301	$8,994	$2,552,016
2015:
Real estate loans:
Residential properties	$1,159,029	$1,539	$—	$—	$1,160,568
Commercial properties	351,988	174	354	6,275	358,791
Land	11,180	—	1,140	—	12,320
Commercial and industrial loans	180,755	4,977	5,165	5,687	196,584
Consumer loans	37,130	—	—	76	37,206
Total	$1,740,082	$6,690	$6,659	$12,038	$1,765,469

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

Allowance for Loan Losses. The following table summarizes the activity in our ALLL for the year ended December 31:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
2019:
Real estate loans:
Residential properties	$9,216	$(793)	$—	$—	$8,423
Commercial properties	4,547	(381)	—	—	4,166
Land and construction	391	182	—	—	573
Commercial and industrial loans	4,628	3,653	(2,687)	1,854	7,448
Consumer loans	218	(24)	(5)	1	190
Total	$19,000	$2,637	$(2,692)	$1,855	$20,800
2018:
Real estate loans:
Residential properties	$9,715	$(499)	$—	$—	$9,216
Commercial properties	4,399	359	(211)	—	4,547
Land and construction	395	(4)	—	—	391
Commercial and industrial loans	3,624	4,413	(3,978)	569	4,628
Consumer loans	267	(49)	—	—	218
Total	$18,400	$4,220	$(4,189)	$569	$19,000
2017:
Real estate loans:
Residential properties	$6,669	$3,046	$—	$—	$9,715
Commercial properties	2,983	1,416	—	—	4,399
Land and construction	233	162	—	—	395
Commercial and industrial loans	5,227	(1,841)	—	238	3,624
Consumer loans	288	(21)	—	—	267
Total	$15,400	$2,762	$—	$238	$18,400
2016:
Real estate loans:
Residential properties	$6,799	$(130)	$—	$—	$6,669
Commercial properties	1,813	1,051	(50)	169	2,983
Land and construction	103	130	—	—	233
Commercial and industrial loans	1,649	3,578	—	—	5,227
Consumer loans	236	52	—	—	288
Total	$10,600	$4,681	$(50)	$169	$15,400
2015:
Real estate loans:
Residential properties	$6,546	$253	$—	$—	$6,799
Commercial properties	1,499	624	(310)	—	1,813
Land and construction	67	36	—	—	103
Commercial and industrial loans	1,897	1,665	(1,913)	—	1,649
Consumer loans	141	95	—	—	236
Total	$10,150	$2,673	$(2,223)	$—	$10,600

Excluding the loans acquired in an acquisition and any related allocated ALLL, our ALLL as a percentage of total loans was 0.49% and 0.51% as of December 31, 2019, and December 31, 2018, respectively.

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

On January 1, 2020, we adopted a new accounting standard which replaces the “incurred loss” model for measuring credit losses discussed above with a new “expected loss” model. See “Note 1: Summary of Significant Accounting Policies—New Accounting Pronouncements” for additional details.

The following table presents the balance in the ALLL and the recorded investment in loans by impairment method at December 31:

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit Component Other Loans
	Evaluated for Impairment		Purchased Impaired	Total
	Individually	Collectively
2019:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$8,423	$—	$8,423	$1,013
Commercial properties	107	4,059	—	4,166	1,048
Land	—	573	—	573	6
Commercial and industrial loans	763	6,685	—	7,448	277
Consumer loans	—	190	—	190	1
Total	$870	$19,930	$—	$20,800	$2,345
Loans:
Real estate loans:
Residential properties	$2,897	$3,012,203	$—	$3,015,100	$189,339
Commercial properties	6,689	824,026	3,327	834,042	201,370
Land	—	69,476	781	70,257	28,660
Commercial and industrial loans	9,316	590,489	408	600,213	24,143
Consumer loans	—	16,273	—	16,273	253
Total	$18,902	$4,512,467	$4,516	$4,535,885	$443,765
2018:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,216	$—	$9,216	$1,724
Commercial properties	126	4,421	—	4,547	1,779
Land	—	391	—	391	84
Commercial and industrial loans	290	4,338	—	4,628	633
Consumer loans	—	218	—	218	3
Total	$416	$18,584	$—	$19,000	$4,223
Loans:
Real estate loans:
Residential properties	$651	$2,861,112	$—	$2,861,763	$241,698
Commercial properties	2,871	860,835	5,463	869,169	275,516
Land	697	78,681	809	80,187	41,132
Commercial and industrial loans	8,559	440,437	809	449,805	61,183
Consumer loans	—	22,699	—	22,699	366
Total	$12,778	$4,263,764	$7,081	$4,283,623	$619,895

(dollars in thousands)	Allowance for Loan Losses				Unaccreted Credit Component Other Loans
	Evaluated for Impairment		Purchased Impaired	Total
	Individually	Collectively
2017:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,715	$—	$9,715	$248
Commercial properties	—	4,399	—	4,399	1,449
Land	—	395	—	395	4
Commercial and industrial loans	909	2,715	—	3,624	1,204
Consumer loans	—	267	—	267	100
Total	$909	$17,491	$—	$18,400	$3,005
Loans:
Real estate loans:
Residential properties	$—	$2,581,245	$—	$2,581,245	$26,605
Commercial properties	4,037	691,632	1,079	696,748	168,057
Land	—	(837)	837	—	167
Commercial and industrial loans	9,399	299,539	1,841	310,779	62,849
Consumer loans	—	29,330	—	29,330	2,899
Total	$13,436	$3,600,909	$3,757	$3,618,102	$260,577
2016:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,669	$—	$6,669	$128
Commercial properties	—	2,983	—	2,983	136
Land	—	233	—	233	2
Commercial and industrial loans	—	5,227	—	5,227	147
Consumer loans	—	288	—	288	19
Total	$—	$15,400	$—	$15,400	$432
Loans:
Real estate loans:
Residential properties	$6,093	$1,774,796	$—	$1,780,889	$12,373
Commercial properties	2,148	474,634	177	476,959	24,796
Land	—	24,100	—	24,100	437
Commercial and industrial loans	753	233,992	3,196	237,941	20,165
Consumer loans	—	32,127	—	32,127	1,266
Total	$8,994	$2,539,649	$3,373	$2,552,016	$59,037
2015:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$6,799	$—	$6,799	$127
Commercial properties	30	1,783	—	1,813	363
Land	—	103	—	103	42
Commercial and industrial loans	—	1,649	—	1,649	187
Consumer loans	—	236	—	236	13
Total	$30	$10,570	$—	$10,600	$732
Loans:
Real estate loans:
Residential properties	$—	$1,160,568	$—	$1,160,568	$7,747
Commercial properties	6,275	352,162	354	358,791	43,287
Land	—	11,180	1,140	12,320	4,267
Commercial and industrial loans	5,687	185,732	5,165	196,584	28,231
Consumer loans	$76	37,130	—	37,206	1,761
Total	12,038	$1,746,772	$6,659	$1,765,469	$85,293

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in acquisitions, and the stated principal balance of the related loans. The discount is equal to 0.53% and 0.68% of the stated principal balance of these loans as of December 31, 2019 and 2018, respectively. In addition to this unaccreted credit component discount, an additional $0.3 million and $0.4 million of the ALLL were provided for these loans as of December 31, 2019 and 2018, respectively.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of FFI common stock. The remaining balances of the Company’s lines of credit available to draw down totaled $1.4 billion at December 31, 2019.

Cash Flows Provided by Operating Activities. During the year ended December 31, 2019, operating activities provided net cash of $60 million, comprised primarily of our net income of $56 million and $6 million increase in other liabilities. During the year ended December 31, 2018 operating activities provided net cash of $51 million, comprised primarily of our net income of $43 million and $4 million increase in other liabilities.

Cash Flows Used in Investing Activities. During the year ended December 31, 2019, investing activities used net cash of $427 million, primarily to fund a $803 million net increase in loans and $578 million in purchases of securities AFS, offset partially by $574 million in proceeds from loan sales, and $379 million in principal collections of securities AFS. During the year ended December 31, 2018, investing activities used net cash of $680 million, primarily to fund a $1.1 billion net increase in loans and $366 million in purchases of securities AFS, offset partially by $674 million in proceeds from loan sales, $48 million in cash received from the PBB acquisition, and $81 million in principal collections of securities AFS.

Cash Flow Provided by Financing Activities. During the year ended December 31, 2019, financing activities provided net cash of $365 million, consisting primarily of a net increase of $358 million in deposits and $35 million increase in borrowings, offset partially by $9 million in dividends paid and $20 million paid swap settlements. During the year ended December 31, 2018, financing activities provided net cash of $575 million, consisting primarily of a net increase of $612 million in deposits and $14 million in proceeds from the sale of stock, offset partially by a net decrease of $45 million in borrowings.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At December 31, 2019 and 2018, the loan-to-deposit ratios at FFB were 103%, and 106%, respectively.

Contractual Obligations

The following table summarizes the indicated contractual obligations of the Company as of the December 31, 2019:

	Payments Due by Period
(dollars in thousands)	Total	Less Than 1 Year	1 – 3 Years	3 – 5 Years	More Than 5 Years

FHLB Advances	$733,000	$733,000	$—	$—	$—
FFI line of credit loan	10,000	—	10,000	—	—
Operating lease obligations	20,052	6,054	11,854	2,062	82
Total	$763,052	$739,054	$21,854	$2,062	$82

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of December 31, 2019:

(dollars in thousands)
Commitments to fund new loans	$54,687
Commitments to fund under existing loans, lines of credit	473,646
Commitments under standby letters of credit	10,769

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of December 31, 2019, FFB was obligated on $231 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $213 million of deposits from the State of California.

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

Gap Analysis. Under this analysis, rate sensitivity is measured by the extent to which our interest-earning assets and interest-bearing liabilities reprice or mature at different times. Rate sensitivity gaps in which the repricing of interest-earning assets exceed the repricing of interest-bearing liabilities tend to produce an expanded net yield on interest-earning assets in rising interest rate environments and a reduced net yield on interest-earning assets in declining interest rate environments. Conversely, when the repricing of interest-bearing liabilities exceed the repricing of interest-earning assets, the net yield on interest-earning assets generally declines in rising interest rate environments and increases in declining interest rate environments. The following table sets forth the interest-earning assets and interest-bearing liabilities on the basis of when they reprice or mature as of December 31, 2019:

(dollars in thousands)	Less than 1 year	From 1 to 3 Years	From 3 to 5 Years	Over 5 Years	Total
Interest-earnings assets:
Cash equivalents	$65,089	$—	$—	$—	$65,089
Securities, FHLB stock	872,719	41,236	52,106	41,154	1,007,215
Loans	2,170,241	1,810,933	732,221	281,729	4,995,124
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	(390,139)	—	—	—	(390,139)
Money market and savings	(1,334,737)	—	—	—	(1,334,737)
Certificates of deposit	(1,981,400)	(11,286)	(1,067)	—	(1,993,753)
Borrowings	(733,000)	(10,000)	—	—	(743,000)
Net: Current Period	$(1,331,227)	$1,840,883	$783,260	$322,883	$1,605,799
Net: Cumulative	$(1,331,227)	$499,656	$1,282,916	$1,605,799

The cumulative positive total of $1.6 billion reflects the funding provided by noninterest-bearing deposits and equity. Because we had a $1.3 billion net negative position at December 31, 2019 for the repricing period of less than one year, the result of this analysis indicate that we would be adversely impacted by a short term increase in interest rates and would benefit from a short term decrease in interest rates.

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

Net Interest Income Simulations (“NII”). Under this analysis, we use a simulation model to measure and evaluate potential changes in our net interest income resulting from changes in interest rates. This model measures the impact of instantaneous shocks of 100, 200, 300 and 400 basis points on our net interest income over a 12 month forecast period. The computed changes to our net interest income between hypothetical rising and declining rate scenarios for the twelve month period beginning December 31, 2019 are as follows:

Assumed Instantaneous Change in Interest Rates	Estimated Increase (Decrease) in Net Interest Income
+ 100 basis points	(5.7)%
+ 200 basis points	(11.4)%
+ 300 basis points	(17.4)%
+ 400 basis points	(23.6)%
- 100 basis points	6.1%
- 200 basis points	11.1%

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

Economic Value of Equity Calculations (“EVE”). The EVE measures the sensitivity of our market value equity to simultaneous changes in interest rates. EVE is derived by subtracting the economic value of FFB’s liabilities from the economic value of its assets, assuming current and hypothetical interest rate environments. EVE is based on all of the future cash flows expected to be generated by the FFB’s current balance sheet, discounted to derive the economic value of FFB’s assets & liabilities. These cash flows may change depending on the assumed interest rate environment and the resulting changes in other assumptions, such as prepayment speeds. The computed changes to our economic value of equity between hypothetical rising and declining rate scenarios as of December 31, 2019 are as follows:

Assumed Simultaneous Change in Interest Rates	Estimated Increase (Decrease) in Economic Value of Equity
+ 100 basis points	(3.7)%
+ 200 basis points	(7.1)%
+ 300 basis points	(10.9)%
+ 400 basis points	(15.1)%
- 100 basis points	3.9%
- 200 basis points	3.4%

We did not include scenarios below the minus 200 basis point scenario because we believe those scenarios are not meaningful based on current interest rate levels. The EVE results indicate that we would be adversely impacted by a short term increase in interest rates and a short term decrease in interest rates. This differs from the NII results because, in the current interest rate environment, assumed interest rate floors for loans eliminate the benefit normally derived for loans in a declining interest rate environment. The results of the EVE are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. These could include, but are not limited to, non-parallel yield curve shifts, changes in market interest rate spreads and the actual reaction to changes in interest rate levels of interest-earning assets and interest-bearing liabilities. It is not uncommon for rates on certain assets or liabilities to lag behind changes in the market rates of interest. Additionally, prepayments of loans and early withdrawals of certificates of deposit could cause interest sensitivities to vary.

The results of these analyses and simulations do not contemplate all of the actions that we may undertake in response to changes in interest rates. In response to actual or anticipated changes in interest rates, we have various alternatives for managing and reducing FFB’s exposure to interest rate risk, such as entering into hedges and obtaining long-term fixed rate FHLB advances.

Capital Resources and Dividends

The Capital Rules apply to United States based bank holding companies and federally insured depository institutions and require the Company (on a consolidated basis) and FFB (on a stand-alone basis) to meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. For additional information regarding these Capital Rules, see Item 1 “Business —Supervision and Regulation—Capital Requirements Applicable to Banks and Bank Holding Companies” in Part I above.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB (on a stand-alone basis) as of the respective dates and as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2019
CET1 capital ratio	$513,083	10.65%	$216,782	4.50%
Tier 1 leverage ratio	513,083	8.25%	248,798	4.00%
Tier 1 risk-based capital ratio	513,083	10.65%	289,043	6.00%
Total risk-based capital ratio	537,048	11.15%	385,390	8.00%
December 31, 2018
CET1 capital ratio	$460,600	10.67%	$194,179	4.50%
Tier 1 leverage ratio	460,600	8.39%	219,694	4.00%
Tier 1 risk-based capital ratio	460,600	10.67%	258,906	6.00%
Total risk-based capital ratio	481,476	11.16%	345,207	8.00%
December 31, 2017
CET1 capital ratio	$366,236	11.99%	$137,435	4.50%
Tier 1 leverage ratio	366,236	8.44%	173,514	4.00%
Tier 1 risk-based capital ratio	366,236	11.99%	183,246	6.00%
Total risk-based capital ratio	385,236	12.61%	244,328	8.00%
FFB
December 31, 2019
CET1 capital ratio	$510,142	10.62%	$216,063	4.50%	$312,091	6.50%
Tier 1 leverage ratio	510,142	8.22%	248,119	4.00%	310,148	5.00%
Tier 1 risk-based capital ratio	510,142	10.62%	288,084	6.00%	384,112	8.00%
Total risk-based capital ratio	534,107	11.12%	384,112	8.00%	480,140	10.00%
December 31, 2018
CET1 capital ratio	$453,248	10.51%	$194,058	4.50%	$280,306	6.50%
Tier 1 leverage ratio	453,248	8.26%	219,568	4.00%	274,461	5.00%
Tier 1 risk-based capital ratio	453,248	10.51%	258,744	6.00%	344,992	8.00%
Total risk-based capital ratio	474,124	10.99%	344,992	8.00%	431,240	10.00%
December 31, 2017
CET1 capital ratio	$398,709	13.07%	$137,290	4.50%	$198,308	6.50%
Tier 1 leverage ratio	398,709	9.20%	173,363	4.00%	216,703	5.00%
Tier 1 risk-based capital ratio	398,709	13.07%	183,053	6.00%	244,071	8.00%
Total risk-based capital ratio	417,709	13.69%	244,071	8.00%	305,089	10.00%

As of each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and FFB’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though each of the Company and FFB maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated.

As of December 31, 2019, the amount of capital at FFB in excess of amounts required to be well capitalized for purposes of the prompt corrective action regulations was $198 million for the CET1 capital ratio, $200 million for the Tier 1 Leverage Ratio, $126 million for the Tier 1 risk-based capital ratio and $54 million for the Total risk-based capital ratio.

During the year ended December 31, 2019, FFI made capital contributions to FFB of $10 million. During the year ended December 31, 2017, FFI made capital contributions to FFB of $65 million. As of December 31, 2019, FFI had $15.2 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

On January 28, 2020, the Board of Directors declared a quarterly cash dividend of $0.07 per common share to be paid on March 16, 2020 to stockholders of record as of the close of business on March 5, 2020. It is our current intention to continue to pay quarterly dividends. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I above. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. We paid $8.9 million in dividends ($0.20 per share) in 2019. We did not pay dividends in 2018 or 2017.

We had no material commitments for capital expenditures as of December 31, 2019. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations. See Item 1A – “Risk Factors” in Part I above for information regarding the impact that future sales of our common stock may have on the share ownership of our existing stockholders.

At-the-Market Offering

On February 16, 2017, the Company and the Bank entered into an Equity Distribution Agreement (the “Distribution Agreement”) with FBR Capital Markets & Co., Raymond James & Associates, Inc., Sandler O’Neill & Partners, L.P., and D.A. Davidson & Co. (collectively, the “Distribution Agents”) to sell shares of the Company’s common stock, par value $0.001 per share (the “ATM Shares”), having an aggregate offering price of up to $80 million, from time to time, through an “at-the-market” equity offering program (the “ATM Program”). The sales of the ATM Shares may be made in negotiated transactions or other transactions that are deemed “at-the-market offerings” as defined in Rule 415 under the Securities Act of 1933. The Company has no obligation to sell any of the ATM Shares under the Distribution Agreement, and may at any time suspend sales of the ATM Shares under the Distribution Agreement.

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

During the second quarter of 2017, we commenced sales of common stock through the ATM Program. During 2018, we sold 625,730 shares of common stock through the ATM Program, realizing $11.3 million in net proceeds. During 2017, we sold 1,382,506 shares of common stock through the ATM Program, realizing $22.8 million in net proceeds.

As of December 31, 2019, the remaining dollar value of common stock we had available to sell under the ATM Program was $45.2 million. As required by SEC rules, we will not resume sales under the ATM Program while we are purchasing shares of our common stock under our stock repurchase program.

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

FIRST FOUNDATION INC

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

First Foundation Inc.

Irvine, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of First Foundation Inc. (the "Company") as of December 31, 2019, the related consolidated income statement and statements of comprehensive income, changes in stockholders' equity, and cash flows, for the year ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). We have also audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The financial statements of the Company as of December 31, 2018 and 2017 were audited by other auditors whose report dated March 1, 2019, expressed an unqualified opinion on those financial statements.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Loan and Lease Losses

As discussed in Notes 5 and 6 to the Company’s consolidated financial statements, the Company has a gross loan and lease portfolio of $4.5 billion and related allowance for loan and lease losses of $20.8 million as of December 31, 2019. The Company’s allowance for loan and lease losses is a material and complex estimate requiring significant management’s judgment in the evaluation of the credit quality and the estimation of inherent losses within the loan and lease portfolio. The allowance for loan and lease losses includes a general reserve which is determined based on the results of a quantitative and a qualitative analysis of all loans not measured for impairment at the reporting date.

The Company’s general reserves cover non-impaired loans and leases and is based on historical loss rates for each portfolio.  In calculating the allowance for loan and lease losses, the Company considers relevant credit quality indicators for each loan and lease segment, stratifies loans and leases by risk rating, and estimates losses for each loan and lease type based upon their nature and risk profile. This process requires significant management judgment in the review of the loan and lease portfolio and assignment of risk ratings based upon the characteristics of loans and leases. In addition, estimation of losses inherent within the portfolio requires significant management judgment, particularly where the Company has not incurred sufficient historical losses and has utilized industry data in forming its estimate.

Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•

Testing the design and operating effectiveness of controls relating to management’s timely identification of problem loans, appropriate application of loan rating policy, consistency of application of accounting policies and appropriateness of assumptions used in the allowance for loan and lease losses calculation.

•

Evaluating the reasonableness of assumptions and sources of data used by management in forming the loss factors by performing retrospective review of historic loan and lease loss experience and analyzing historical data used in developing the assumptions.

•

Evaluating the appropriateness of inputs and factors that the Company used in forming the qualitative loss factors and assessing whether such inputs and factors were relevant, reliable, and reasonable for the purpose used.

•	Testing the mathematical accuracy and computation of the allowance for loan and lease losses.

•	Evaluated the period to period consistency with which qualitative loss factors are determined and applied.

We have served as the Company's auditor since 2019.

San Ramon, California

March 2, 2020

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2019	2018
ASSETS
Cash and cash equivalents	$65,387	$67,312
Securities available-for-sale (“AFS”)	1,014,966	809,569
Loans held for sale	503,036	507,643

Loans, net of deferred fees	4,547,633	4,293,669
Allowance for loan and lease losses (“ALLL”)	(20,800)	(19,000)
Net loans	4,526,833	4,274,669

Premises and equipment, net	8,355	9,145
Investment in FHLB stock	21,519	20,307
Deferred taxes	11,079	13,251
Real estate owned (“REO”)	—	815
Goodwill and intangibles	97,191	99,482
Other assets	66,070	38,219
Total Assets	$6,314,436	$5,840,412

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$4,891,144	$4,532,968
Borrowings	743,000	708,000
Accounts payable and other liabilities	66,423	40,260
Total Liabilities	5,700,567	5,281,228
Commitments and contingencies	—	—
Shareholders’ Equity
Common Stock, par value $.001: 70,000,000 shares authorized; 44,670,743 and 44,496,007 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	45	44
Additional paid-in-capital	433,775	431,832
Retained earnings	175,773	128,461
Accumulated other comprehensive income (loss), net of tax	4,276	(1,153)
Total Shareholders’ Equity	613,869	559,184
Total Liabilities and Shareholders’ Equity	$6,314,436	$5,840,412

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,
	2019	2018	2017
Interest income:
Loans	$220,951	$186,211	$121,707
Securities	25,004	16,855	12,407
FHLB stock, fed funds sold and interest-bearing deposits	2,805	4,240	2,687
Total interest income	248,760	207,306	136,801
Interest expense:
Deposits	64,182	38,776	17,443
Borrowings	14,624	12,920	5,740
Total interest expense	78,806	51,696	23,183
Net interest income	169,954	155,610	113,618
Provision for loan losses	2,637	4,220	2,762
Net interest income after provision for loan losses	167,317	151,390	110,856
Noninterest income:
Asset management, consulting and other fees	28,658	28,748	26,710
Gain on sale of loans	4,218	419	7,029
Other income	8,900	6,604	4,980
Total noninterest income	41,776	35,771	38,719
Noninterest expense:
Compensation and benefits	69,933	67,508	56,558
Occupancy and depreciation	20,905	19,779	15,396
Professional services and marketing costs	7,417	8,583	7,687
Customer service costs	17,858	15,077	7,041
Other expenses	13,481	16,128	12,294
Total noninterest expense	129,594	127,075	98,976
Income before taxes on income	79,499	60,086	50,599
Taxes on income	23,260	17,128	23,017
Net income	$56,239	$42,958	$27,582
Net income per share:
Basic	$1.26	$1.02	$0.80
Diluted	$1.25	$1.01	$0.78
Shares used in computation:
Basic	44,617,361	42,092,361	34,482,630
Diluted	44,911,265	42,567,108	35,331,059

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2019	2018	2017
Net income	$56,239	$42,958	$27,582
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	7,674	5,567	1,717
Other comprehensive income (loss) before tax	7,674	5,567	1,717
Income tax (expense) benefit related to items of other comprehensive income	(2,021)	(1,629)	(707)
Other comprehensive income (loss)	5,653	3,938	1,010

Less: Reclassification adjustment for gains (loss) included in net earnings	(316)	—	—
Income tax (expense) benefit related to reclassification adjustment	92	—	—
Reclassification adjustment for gains included in net earnings, net of tax	(224)	—	—
Other comprehensive income (loss), net of tax	5,429	3,938	1,010
Total comprehensive income	$61,668	$46,896	$28,592

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional Paid-in- Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Number of Shares	Amount

Balance: December 31, 2016	32,719,632	16	232,428	57,065	(5,245)	284,264
Effect of stock split	—	17	(17)	—	—	—
Net income	—	—	—	27,582	—	27,582
Other comprehensive loss
Other Comprehensive Income	—	—	—	—	1,010	1,010
Reclassification of Stranded Tax Effects	—	—	—	856	(856)	—
Stock based compensation	—	—	1,838	—	—	1,838
Issuance of common stock:
Exercise of options	1,072,000	1	5,546	—	—	5,547
Stock grants – vesting of RSUs	78,005	—	—	—	—	—
Stock issued in acquisition	2,955,623	3	51,868	—	—	51,871
Capital raise	1,382,506	1	22,838	—	—	22,839
Balance: December 31, 2017	38,207,766	$38	$314,501	$85,503	$(5,091)	$394,951
Net income	—	—	—	42,958	—	42,958
Other comprehensive income	—	—	—	—	3,938	3,938
Stock based compensation	—	—	2,637	—	—	2,637
Issuance of common stock:
Exercise of options	308,334	—	2,356	—	—	2,356
Stock grants – vesting of RSUs	154,884	—	—	—	—	—
Stock issued in acquisition	5,234,593	5	101,494	—	—	101,499
Capital raise	625,730	1	11,341	—	—	11,342
Stock repurchase	(35,300)	—	(497)	—	—	(497)
Balance: December 31, 2018	44,496,007	$44	$431,832	$128,461	$(1,153)	$559,184
Net income	—	—	—	56,239	—	56,239
Other comprehensive income	—	—	—	—	5,429	5,429
Stock based compensation	—	—	1,633	—	—	1,633
Cash dividend	—	—	—	(8,927)	—	(8,927)
Issuance of common stock:
Exercise of options	44,000	—	334	—	—	334
Stock grants – vesting of RSUs	132,536	1	(1)	—	—	—
Stock repurchase	(1,800)	—	(23)	—	—	(23)
Balance: December 31, 2019	44,670,743	$45	$433,775	$175,773	$4,276	$613,869

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$56,239	$42,958	$27,582
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	2,637	4,220	2,762
Stock–based compensation expense	1,633	2,637	1,838
Depreciation and amortization	3,019	2,751	2,384
Deferred tax expense (benefit)	(73)	1,192	4,511
Amortization of core deposit intangible	2,291	2,043	394
Amortization of mortgage servicing rights	1,295	1,076	555
Amortization of premiums (discounts) on purchased loans - net	(4,909)	(6,689)	(586)
Gain on sale of REO	(742)	—	(104)
Gain on sale of loans	(4,218)	(419)	(7,029)
Loss on sale of securities	316	—	—
(Gain) loss from hedging activities	(655)	354	—
Increase in other assets	(2,325)	(3,578)	(1,541)
Increase in accounts payable and other liabilities	5,929	4,436	7,106
Net cash provided by operating activities	60,437	50,981	37,872
Cash Flows from Investing Activities:
Net increase in loans	(802,578)	(1,129,231)	(1,238,225)
Proceeds from sale of loans	573,897	674,019	457,498
Proceeds from sale of REO	1,557	2,577	438
Purchase of premises and equipment	(2,229)	(2,710)	(2,235)
Recovery of allowance for loan losses	1,855	569	—
Purchases of AFS securities	(577,802)	(365,519)	(29,338)
Proceeds from sale of securities	283,893	9,982	62,174
Maturities of AFS securities	95,580	81,199	73,593
Purchase of REO property	—	—	(404)
Cash in from merger	—	47,582	91,018
Sale (purchase) of FHLB stock, net	(1,212)	1,982	16,500
Net cash used in investing activities	(427,039)	(679,550)	(568,981)
Cash Flows from Financing Activities:
Increase in deposits	358,176	611,856	605,171
Net (decrease) increase in FHLB advances	30,000	(4,570)	(622,000)
Line of credit net change – borrowings (paydowns), net	5,000	(45,000)	50,000
Payoff of acquired debt	—	—	(8,000)
Dividends paid	(8,927)	—	—
Settlement of swap	(19,883)	—	—
Proceeds from the sale and issuance of stock, net	334	13,698	28,386
Repurchase of stock	(23)	(497)	—
Net cash provided by financing activities	364,677	575,487	53,557
Increase (decrease) in cash and cash equivalents	(1,925)	(53,082)	(477,552)
Cash and cash equivalents at beginning of year	67,312	120,394	597,946
Cash and cash equivalents at end of year	$65,387	$67,312	$120,394
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$75,149	$46,043	$21,704
Income taxes	$23,624	$16,646	$14,655
Noncash transactions:
Transfer of loans to loans held for sale	$554,837	$1,027,478	$357,462
Mortgage servicing rights from loan sales	$1,861	$2,646	$3,232
Chargeoffs (recoveries) against allowance for loans losses	$2,692	$4,189	$(238)
Transfer from loans to REO	$—	$—	$1,520

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Years Ended December 31, 2019, 2018, and 2017

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

FFA, established in 1985 and incorporated in the state of California, began operating in 1990 as a fee-based registered investment advisor. FFA provides (i) investment management and financial planning services for high net-worth individuals, retirement plans, charitable institutions and private foundations; (ii) financial, investment and economic advisory and related services to high net-worth individuals and their families, family-owned businesses, and other related organizations; and (iii) support services involving the processing and transmission of financial and economic data for charitable organizations. At the end of 2019, these services were provided to approximately 1,500 clients, primarily located in Southern California, with an aggregate of $4.4 billion of assets under management.

The Bank commenced operations in 2007, is incorporated in the state of California and currently operates in California, Nevada, and in Hawaii. The Bank offers a wide range of deposit instruments including personal and business checking and savings accounts, including interest-bearing negotiable order of withdrawal accounts, money market accounts, and time certificates of deposit (“CD”) accounts. As a lender, the Bank originates, and retains for its portfolio, loans secured by real estate and commercial loans. Approximately 93% of the Bank’s loans are to clients located in California. The Bank also offers a wide range of specialized services including trust services, on-line banking, remote deposit capture, merchant credit card services, ATM cards, Visa debit cards, business sweep accounts, and through FFIS, insurance brokerage services. The Bank has a state non-member bank charter and is subject to continued examination by the California Department of Business Oversight and the Federal Deposit Insurance Corporation (“FDIC”).

At December 31, 2019, the Company employed 485 employees.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

The Company has sold loans, in 2019, 2018, 2016 and 2015, through securitizations sponsored by a government sponsored entity, Freddie Mac, who also provided credit enhancement of the loans through certain guarantee provisions. The Company retained the right to provide servicing for the loans except for special servicing for which an unrelated third party was engaged by the VIE. For the 2016 and 2015 securitizations, the Company acquired the “B” piece of the securitizations, which is structured to absorb any losses from the securitizations, and interest only strips from the securitization. For the 2019 and 2018 securitizations, the Company provides collateral to support its obligation to reimburse for credit losses incurred on loans in the securitization. Because the Company does not act as the special servicer for the VIE and because of the power of Freddie Mac over the VIE that holds the assets from the mortgage loan securitizations, the Company is not the primary beneficiary of the VIE and therefore the VIE is not consolidated.

Reclassifications

Certain amounts in the 2018 consolidated financial statements have been reclassified to conform to the 2019 presentation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, certificates of deposits with maturities of less than ninety days, investment securities with original maturities of less than ninety days, money market mutual funds and federal funds sold. At times, the Bank maintains cash at major financial institutions in excess of FDIC insured limits. However, as the Bank places these deposits with major well-capitalized financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to be minimal. The Bank maintains most of its excess cash at the Federal Reserve Bank, with well-capitalized correspondent banks or with other depository institutions at amounts less than the FDIC insured limits. At December 31, 2019, included in cash and cash equivalents were $46 million in funds held at the Federal Reserve Bank.

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank was in compliance with its reserve requirements as of December 31, 2019.

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

Years Ended December 31, 2019, 2018, and 2017

In order to determine OTTI for purchased beneficial interests that, on the purchase date, were not highly rated, the Company compares the present value of the remaining cash flows as estimated at the preceding evaluation date to the current expected remaining cash flows. OTTI is deemed to have occurred if there has been an adverse change in the remaining expected future cash flows.

Loan Origination Fees and Costs

Loan origination fees and direct costs associated with lending are deferred and amortized to interest income as an adjustment to yield over the respective lives of the loans using the interest method. The amortization of deferred fees and costs is discontinued on loans that are placed on nonaccrual status. When a loan is paid off, any unamortized deferred fees and costs are recognized in interest income.

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

Purchased credit impaired loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination. The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid are recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded by an increase in the allowance for loan losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

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

The Bank considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank bases the measurement of loan impairment using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the loan’s collateral properties. Impairment losses are included in the allowance for loan losses through a charge to provision for loan losses. Adjustments to impairment losses due to changes in the fair value of impaired loans’ collateral properties are included in the provision for loan losses. The Bank’s impaired loans include nonaccrual loans (excluding those collectively reviewed for impairment), certain restructured loans and certain performing loans less than ninety days delinquent that the Bank believes will likely not be collected in accordance with contractual terms of the loans. Loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are generally considered troubled debt restructurings and classified as impaired.

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

Years Ended December 31, 2019, 2018, and 2017

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization, which is charged to expense on a straight-line basis over the estimated useful lives of 3 to 10 years. Premises under leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvements, whichever is shorter. Expenditures for major renewals and betterments of premises and equipment are capitalized and those for maintenance and repairs are charged to expense as incurred. A valuation allowance is established for any impaired long-lived assets. The Company did not have impaired long-lived assets as of December 31, 2019 or 2018.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (“FHLB”), the Bank is required to purchase FHLB stock in accordance with its advances, securities and deposit agreement. This stock, which is carried at cost, may be redeemed at par value. However, there are substantial restrictions regarding redemption and the Bank can only receive a full redemption in connection with the Bank surrendering its FHLB membership. At December 31, 2019 and 2018, the Bank held $22 million and $20 million of FHLB stock, respectively. The Company does not believe that this stock is currently impaired and no adjustments to its carrying value have been recorded.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. As of December 31, 2019 and 2018, no impairment has been recorded.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

Servicing fee income, which is reported on the income statement as other income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Goodwill

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company will test goodwill for impairment on an annual basis by comparing the fair value of the reporting unit to its carrying amount. The goodwill recorded by the Company was recognized from acquisitions in 2015, 2017 and 2018, and was not considered impaired at December 31, 2019.

Other Intangible Assets

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions and are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years. At December 31, 2019 and 2018, core deposit intangible assets totaled $8.7 million and $11.0 million, respectively, and we recognized $2.3 million, $2.0 million and $0.4 million in core deposit intangible amortization expense in 2019, 2018 and 2017, respectively.

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

Contracts with Customers

Contracts with customers are open-ended, and we provide services on an ongoing basis for an unspecified contract term. For these ongoing services, the fees are variable, since they are dependent on factors such as the value of underlying assets under management or volume of transactions.

Contract liabilities, or deferred revenue, are recorded when payments from customers are received in advance of providing services to customers. We generally receive payments for our services during the period or at the time services are provided, therefore, we do not have deferred revenue balances at period-end.

Employees receive incentive compensation in the form of commissions, which are considered incremental and recoverable costs to obtain the contract. We utilize the practical expedient not to capitalize such costs as the amortization period of the asset is less than 12 months, and therefore we expense the commissions as incurred.

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

Years Ended December 31, 2019, 2018, and 2017

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

Service charges on deposit accounts

Service charges on deposit accounts represent general service fees for monthly account maintenance and activity or transaction-based fees. Revenue is recognized when our performance obligation is completed which are generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations are generally received at the time the performance obligations are satisfied.

Gains and Losses on Sales of REO

To record a sale of REO, The Bank evaluates if: (a) a commitment on the buyer’s part exists, (b) collection is probable in circumstances where the initial investment is minimal and (c) the buyer has obtained control of the asset, including the significant risks and rewards of the ownership. If there is no commitment on the buyer’s part, collection is not probable or the buyer has not obtained control of the asset, then a gain cannot be recognized.

Other non-interest income includes revenue related to mortgage servicing activities and gains on sales of loans, which are not subject to the requirements of ASU 2014-09.

Stock-Based Compensation

The Company recognizes the cost of employee services received in exchange for awards of stock options, or other equity instruments, based on the grant-date fair value of those awards. This cost is recognized over the period in which an employee is required to provide services in exchange for the award, generally the vesting period. A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for stock awards, including restricted stock units.

Marketing Costs

The Company expenses marketing costs, including advertising, in the period incurred.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized.

The tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Interest and penalties related to uncertain tax positions are recorded as part of income tax expense.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

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

Earnings Per Share (“EPS”)

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options and restricted stock units, which are determined using the treasury stock method.

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

New Accounting Pronouncements

In November 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes”. ASU 2019-12 provides amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of ASU 2019-12 is not expected to have a significant impact on the Company's consolidated financial statements.

In November 2019, FASB issued ASU 2019-11, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”. ASU 2019-11 provides amendments to clarify, correct errors in, or improve ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. We expect the adoption of ASU 2019-11 will impact the Company’s accounting for credit losses in the same manner as the guidance in ASU 2016-13 described below.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

In November 2019, FASB issued ASU 2019-10, “Financial Instruments – Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Leases (Topic 842)”. ASU 2019-10 develops a philosophy to extend and simplify how effective dates are staggered between larger public companies and other entities. The effective date and transition requirements for this ASU are the same as the effective date and transition requirements in Topics 326, 815, and 842, as amended by this ASU. The adoption of ASU 2019-10 is not expected to have a significant impact on the Company's consolidated financial statements.

In July 2019, FASB issued ASU 2019-07, “Codification Updates to SEC Sections”. ASU 2019-07 amends certain Securities and Exchange Commission (“SEC”) sections or paragraphs within the Accounting Standards Codification (“ASC”) to reflect changes in SEC Final Rule Releases (“SEC Releases”) No. 33-10532, Disclosure Update and Simplification and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. The effective date and transition requirements for the amendments in this ASU are the same as the effective dates and transition requirements in SEC Releases 33-10532, 33-10231, and 33-10442, as amended by this ASU. The adoption of ASU 2019-07 is not expected to have a significant impact on the Company's consolidated financial statements.

In May 2019, FASB issued ASU 2019-05, “Financial Instruments – Credit Losses (Topic 326), Targeted Transition Relief”. ASU 2019-05 provides entities that have certain instruments within the scope of Subtopic 326-20, Financial Instruments – Credit Losses Measured at Amortized Cost, with an option to irrevocably elect the fair value option in Subtopic 825-10, Financial Instruments – Overall applied on an instrument-by-instrument basis for eligible instruments, upon adoption of ASU 2019-05. The effective date and transition requirements for the amendments in this ASU are effective for fiscal years beginning after December 15, 2019. The adoption of ASU 2019-05 is not expected to have a significant impact on the Company's consolidated financial statements.

In April 2019, FASB issued ASU 2019-04, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments”. Regarding Topic 326, ASU 2019-04 provides improvements to clarify the guidance in the amendments in ASU 2016-13, or to correct unintended application of guidance. The effective date and transition requirements for the amendments in this ASU are effective for fiscal years beginning after December 15, 2019. We expect the adoption of ASU 2019-04 will impact the Company’s accounting for credit losses in the same manner as the guidance in ASU 2016-13 described below. Regarding Topic 815 and Topic 825, the adoption of ASU 2019-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2019, FASB issued ASU 2019-01, “Leases (Topic 842), Codification Improvements”. ASU 2019-01 provides improvements to clarify ASU 2016-02, Leases (Topic 842), or to correct unintended application of guidance. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The adoption of ASU 2019-01 is not expected to have a significant impact on the Company's consolidated financial statements.

In November 2018, FASB issued ASU 2018-19, “Codification Improvements to Topic 326, Financial Instruments – Credit Losses”. ASU 2018-19 provides improvements to clarify the guidance in the amendments in ASU 2016-13, Financial Instruments – Credit Losses (Topic 326) Measurement of Credit Losses on Financial Instruments, or to correct unintended application of guidance. We expect the adoption of ASU 2018-19 will impact the Company’s accounting for credit losses in the same manner as the guidance in ASU 2016-13 described below.

In August 2018, FASB issued guidance within ASU 2018-13, Fair Value Measurement (Topic 820) Disclosure Framework - Changes to the Disclosure Requirements for Fair Value Measurement. The amendments within ASU 2018-13 remove, modify, and supplement the disclosure requirements for fair value measurements. Disclosure requirements that were removed include: the amount and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation processes for Level 3 fair value measurements. The amendments clarify that the measurement uncertainty disclosure is to communicate information about the uncertainty in measurement as of the reporting date. Additional disclosure requirements include: the changes in unrealized gains and losses for the period included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, and the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements. With the exception of the above additional disclosure requirements, which will be applied prospectively, all other amendments should be applied retrospectively to all periods presented upon their effective date. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted. The adoption of ASU 2018-13 is not expected to have a significant impact on the Company's consolidated financial statements.

In January 2017, FASB issued ASU 2017-04 “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment” which provides updated guidance on how an entity is required to test goodwill for impairment. This update is effective

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

for the Company for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The adoption of ASU 2017-04 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, FASB issued ASU 2016-13 “Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments” which introduces new guidance for the accounting for credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new model, referred to as the current expected credit losses (CECL) model, will apply to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure. This update is effective for the Company for annual periods beginning after December 15, 2019, and interim periods within those annual periods. The Company has begun analyzing the data requirements needed to implement the adoption of ASU 2016-13 and we expect that the adoption of ASU 2016-13 may have a significant impact on the Company’s recording of its allowance for loan losses, its reserve for commitments and its contingent liability related to its guarantees of loans sold through securitizations with Freddie Mac. The financial statement impact of the implementation of ASU 2016-13 in the first quarter of 2020 is estimated to be additional costs of up to $1 million.

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

Years Ended December 31, 2019, 2018, and 2017

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

Pro Forma Information (unaudited)

The following table presents unaudited pro forma information as if the (i) acquisition of PBB had occurred on January 1, 2018 and January 1, 2017 for 2018 and 2017, respectively, after giving effect to certain adjustments, and (ii) the acquisition of C1B had occurred on January 1, 2017 for 2017, after giving effect to certain adjustments. The unaudited pro forma information for these periods includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, adjustments for interest expense on deposits acquired, and the related income tax effects of all these items and the income tax costs or benefits derived from the income or loss before taxes of PBB and C1B. The net effect of these pro forma adjustments were increases of $9.6 million and $3.0 million in net income for 2018 and 2017, respectively. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

	2018	2017
(dollars in thousands)

Net interest income	$167,099	$149,650
Provision for loan losses	4,220	3,472
Noninterest income	36,538	41,420
Noninterest expenses	130,702	124,838
Income before taxes	68,715	62,760
Taxes on income	19,412	28,284
Net income	$49,303	$34,476

Net income per share:
Basic	$1.11	$0.82
Diluted	$1.10	$0.80

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

Years Ended December 31, 2019, 2018, and 2017

Securities available for sale and effective with the adoption of ASU 2016-01 on January 1, 2018, investments in equity securities and interest rate swaps, are measured at fair value on a recurring basis depending upon whether the inputs are Level 1, 2 or 3 as described above.

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
	Total	Level 1	Level 2	Level 3
(dollars in thousands)
December 31, 2019:
Investment securities available for sale
Agency mortgage-backed securities	$914,977	$—	$914,977	$—
Corporate bonds	55,834	—	55,834	—
Beneficial interest – FHLMC securitizations	42,706	—	—	42,706
Other	1,449	403	1,046	—
Investment in equity securities	434	434	—	—
Total assets at fair value on a recurring basis	$1,015,400	$837	$971,857	$42,706

December 31, 2018 (restated):
Investment securities available for sale
Agency mortgage-backed securities	$721,669	$—	$721,669	$—
Corporate bonds	54,344	—	54,344	—
Beneficial interest – FHLMC securitizations	32,086	—	—	32,086
Other	1,470	497	973	—
Investment in equity securities	352	352	—	—
Total assets at fair value on a recurring basis	$809,921	$1,822	$776,013	$32,086

Derivatives:
Interest rate swaps	$5,175	$—	$5,175	$—

The increase in Level 3 assets from December 31, 2018 was due to additional purchases of Beneficial interest – FHLMC securitizations, offset partially by securitization paydowns. The amounts included in the above table as of December 31, 2018 have been restated from the amounts reported in the prior year report on Form 10-K. On the Agency mortgage-backed securities line, all of the balances are now shown correctly as Level 2 assets as compared to the classification of $365 million of these securities as Level 3 assets in the prior year report. This reclassification did not change the fair value amounts assigned to these securities.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Impaired Loans. ASC 820-10 applies to loans measured for impairment in accordance with ASC 310-10, “Accounting by Creditors for Impairment of a Loan”, at the fair value of the loan’s collateral (if the loan is collateral dependent) less estimated selling costs.  When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3.  The total impaired Level 3 loans were $18.9 million and $12.8 million at December 31, 2019 and December 31, 2018, respectively.  There were no specific reserves related to these loans at December 31, 2019 and December 31, 2018.

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

Years Ended December 31, 2019, 2018, and 2017

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

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as level 3 include beneficial interests – FHLMC securitization.  Significant assumptions in the valuation of these Level 3 securities as of December 31, 2019 included prepayment rates ranging from 15% to 25% and discount rates ranging from 6.6% to 10%.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

Loans, other than impaired loans. The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of future cash flows expected to be received by the various homogeneous categories of loans or by reference to secondary market pricing. All loans have been adjusted to reflect changes in credit risk.

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

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
December 31, 2019:
Assets:
Cash and cash equivalents	$65,387	$65,387	$—	$—	$65,387
Securities AFS	1,014,966	403	971,857	42,706	1,014,966
Loans held for sale	503,036	—	506,750	—	506,750
Loans, net	4,526,833	—	—	4,573,516	4,573,516
Investment in FHLB stock	21,519	—	21,519	—	21,519
Investment in equity securities	434	434	—	—	434
Liabilities:
Deposits	$4,891,144	$2,913,493	$1,977,652	$—	$4,891,145
Borrowings	743,000	—	733,000	10,000	743,000

December 31, 2018 (restated):
Assets:
Cash and cash equivalents	$67,312	$67,312	$—	$—	$67,312
Securities AFS	809,569	1,470	776,013	32,086	809,569
Loans held for sale	507,643	—	517,273	—	517,273
Loans, net	4,274,669	—	—	4,408,788	4,408,788
Investment in FHLB stock	20,307	—	20,307	—	20,307
Investment in equity securities	352	352	—	—	352
Liabilities:
Deposits	$4,532,968	$2,582,758	$1,943,635	$—	$4,526,393
Borrowings	708,000	—	703,000	5,000	708,000
Interest rate swaps	5,175	—	5,175	—	5,175

The amounts included in the above table as of December 31, 2018 have been restated from the amounts reported in the prior year report on Form 10-K. On the Securities AFS line, the amount of Level 2 assets are $365 million higher and the amount of Level 3 assets are $365 million lower than the amounts included in the prior year report. This reclassification did not change the fair value amounts assigned to these securities.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

NOTE 4: SECURITIES

The following table provides a summary of the Company’s AFS securities portfolio at December 31:

	Amortized Cost	Gross Unrealized		Estimated Fair Value
(dollars in thousands)		Gains	Losses
2019:
Agency mortgage-backed securities	$905,949	$9,174	$(146)	$914,977
Beneficial interests in FHLMC securitization	47,586	1,801	(6,681)	42,706
Corporate bonds	54,000	1,834	—	55,834
Other	1,386	63	—	1,449
Total	$1,008,921	$12,872	$(6,827)	$1,014,966
2018:
Agency mortgage-backed securities	$723,597	$11,883	$(13,811)	$721,669
Beneficial interests in FHLMC securitization	32,143	1,756	(1,813)	32,086
Corporate bonds	54,000	638	(294)	54,344
Other	1,458	15	(3)	1,470
Total	$811,198	$14,292	$(15,921)	$809,569

US Treasury securities of $0.4 million as of December 31, 2019 that are included in the table above as Other are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations. As of December 31, 2019, $148 million of agency mortgage-backed securities are pledged as collateral as support for the Banks’s obligations under loan sales and securitizations agreement entered into in 2019 and 2018.

The tables below indicate, as of December 31, 2019 and December 31, 2018, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2019
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$5,488	$(2)	$13,880	$(144)	$19,368	$(146)
Beneficial interests in FHLMC securitization	20,609	(2,856)	3,220	(3,825)	23,829	(6,681)
Total temporarily impaired securities	$26,097	$(2,858)	$17,100	$(3,969)	$43,197	$(6,827)

	Securities with Unrealized Loss at December 31, 2018
(dollars in thousands)	Less than 12 months		12 months or more		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage backed securities	—	$—	$387,151	$(13,811)	$387,151	$(13,811)
Corporate bonds	38,706	(294)	—	—	38,706	(294)
Beneficial interests in FHLMC securitization	429	(11)	7,038	(1,802)	7,467	(1,813)
Other	—	—	497	(3)	497	(3)
Total temporarily impaired securities	$39,135	$(305)	$394,686	$(15,616)	$433,821	$(15,921)

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

Years Ended December 31, 2019, 2018, and 2017

The scheduled maturities of securities AFS, other than agency mortgage backed securities, and the related weighted average yield is as follows as of December 31:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
2019
Amortized Cost:
Corporate bonds	$—	$—	$54,000	$—	$54,000
Other	—	400	986	—	1,386
Total	$—	$400	$54,986	$—	$55,386
Weighted average yield	—%	2.25%	5.29%	—%	5.27%
Estimated Fair Value:
Corporate bonds	$—	$—	$55,834	$—	$55,834
Other	—	403	1,046	—	1,449
Total	$—	$403	$56,880	$—	$57,283

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
2018
Amortized Cost:
Corporate bonds	$—	$—	$54,000	$—	$54,000
Other	500	—	958	—	1,458
Total	500	—	54,958	—	55,458
Weighted average yield	1.03%	—%	5.29%	—%	5.25%
Estimated Fair Value:
Corporate bonds	$—	$—	$54,344	$—	$54,344
Other	497	—	973	—	1,470
Total	$497	$—	$55,317	$—	$55,814

Agency mortgage backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests in FHLMC securitizations as of December 31, 2019 and 2018 was 2.66% and 2.91%, respectively.

NOTE 5: LOANS

The following is a summary of our loans as of December 31:

(dollars in thousands)	2019	2018
Recorded investment balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,143,919	$1,956,935
Single family	871,181	904,828
Total real estate loans secured by residential properties	3,015,100	2,861,763
Commercial properties	834,042	869,169
Land	70,257	80,187
Total real estate loans	3,919,399	3,811,119
Commercial and industrial loans	600,213	449,805
Consumer loans	16,273	22,699
Total loans	4,535,885	4,283,623
Deferred expenses, net	11,748	10,046
Total	$4,547,633	$4,293,669

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

As of December 31, 2019 and 2018, the principal balances shown above are net of unaccreted discount related to loans acquired in acquisitions of $8.4 million and $13.3 million, respectively.

In 2018 and 2017 the Company purchased loans, for which there was, at acquisition, evidence of deterioration in credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows at December 31:

(dollars in thousands)	2019	2018
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$366	$451
Commercial properties	6,146	10,871
Land	1,058	1,089
Total real estate loans	7,570	12,411
Commercial and industrial loans	603	1,150
Consumer loans	—	10
Total loans	8,173	13,571
Unaccreted discount on purchased credit impaired loans	(3,657)	(6,490)
Total	$4,516	$7,081

Accretable yield, or income expected to be collected on purchased credit impaired loans, is as follows at December 31:

(dollars in thousands)	2019	2018

Beginning balance	$767	$850
Accretion of income	(311)	(1,509)
Reclassifications from nonaccretable difference	10	—
Acquisitions	—	1,887
Disposals	(64)	(461)
Ending balance	$402	$767

The following table summarizes our delinquent and nonaccrual loans as of December 31:

	Past Due and Still Accruing				Total Past Due and Nonaccrual
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual		Current	Total
2019:
Real estate loans:
Residential properties	$89	$13	$—	$1,743	$1,845	$3,013,255	$3,015,100
Commercial properties	7,586	—	403	2,410	10,399	823,643	834,042
Land	—	—	—	—	—	70,257	70,257
Commercial and industrial loans	695	2,007	—	8,714	11,416	588,797	600,213
Consumer loans	22	3	—	—	25	16,248	16,273
Total	$8,392	$2,023	$403	$12,867	$23,685	$4,512,200	$4,535,885
Percentage of total loans	0.19%	0.04%	0.01%	0.28%	0.52%
2018:
Real estate loans:
Residential properties	$74	$—	$499	$651	$1,224	$2,860,539	$2,861,763
Commercial properties	440	117	—	1,607	2,164	867,005	869,169
Land	2,000	—	—	697	2,697	77,490	80,187
Commercial and industrial loans	12,541	300	536	8,559	21,936	427,869	449,805
Consumer loans	—	7	—	2	9	22,690	22,699
Total	$15,055	$424	$1,035	$11,516	$28,030	$4,255,593	$4,283,623
Percentage of total loans	0.35%	0.01%	0.02%	0.27%	0.65%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	December 31, 2019			December 31, 2018
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential loans	$1,200	$—	$1,200	$—	$—	$—
Commercial real estate loans	1,188	2,166	3,354	1,264	1,491	2,755
Commercial and industrial loans	557	2,972	3,529	—	2,096	2,096
Total	$2,945	$5,138	$8,083	$1,264	$3,587	$4,851

The following tables provide information on loans that were modified as TDRs during the years ended December 31, 2019 and 2018:

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year ended December 31, 2019
Residential loans	1	$1,200	$1,200	$—
Commercial real estate loans	1	2,872	2,872	—
Commercial loans	7	1,754	1,754	—
Total	9	$5,826	$5,826	$—

Year ended December 31, 2018
Commercial real estate loans	1	$1,264	$1,264	$—
Commercial loans	3	2,096	2,096	—
Total	4	$3,360	$3,360	$—

All of these loans were classified as a TDR as a result of a reduction in required principal payments and/or an extension of the maturity date of the loans. These loans have been paying in accordance with the terms of their restructure.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

NOTE 6: ALLOWANCE FOR LOAN LOSSES

The following is a rollforward of the Bank’s allowance for loan losses for the years ended December 31:

(dollars in thousands)	Beginning Balance	Provision for Loan Losses	Charge-offs	Recoveries	Ending Balance
2019:
Real estate loans:
Residential properties	$9,216	$(793)	$—	$—	$8,423
Commercial properties	4,547	(381)	—	—	4,166
Land and construction	391	182	—	—	573
Commercial and industrial loans	4,628	3,653	(2,687)	1,854	7,448
Consumer loans	218	(24)	(5)	1	190
Total	$19,000	$2,637	$(2,692)	$1,855	$20,800
2018:
Real estate loans:
Residential properties	$9,715	$(499)	$—	$—	$9,216
Commercial properties	4,399	359	(211)	—	4,547
Land and construction	395	(4)	—	—	391
Commercial and industrial loans	3,624	4,413	(3,978)	569	4,628
Consumer loans	267	(49)	—	—	218
Total	$18,400	$4,220	$(4,189)	$569	$19,000
2017:
Real estate loans:
Residential properties	$6,669	$3,046	$—	$—	$9,715
Commercial properties	2,983	1,416	—	—	4,399
Land and construction	233	162	—	—	395
Commercial and industrial loans	5,227	(1,841)	—	238	3,624
Consumer loans	288	(21)	—	—	267
Total	$15,400	$2,762	$—	$238	$18,400

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

The following table presents the balance in the allowance for loan losses and the recorded investment in loans by impairment method as of December 31:

	Allowance for Loan Losses				Unaccreted Credit Component Other Loans
	Evaluated for Impairment		Purchased Impaired	Total
(dollars in thousands)	Individually	Collectively
2019:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$8,423	$—	$8,423	$1,013
Commercial properties	107	4,059	—	4,166	1,048
Land	—	573	—	573	6
Commercial and industrial loans	763	6,685	—	7,448	277
Consumer loans	—	190	—	190	1
Total	$870	$19,930	$—	$20,800	$2,345
Loans:
Real estate loans:
Residential properties	$2,897	$3,012,203	$—	$3,015,100	$189,339
Commercial properties	6,689	824,026	3,327	834,042	201,370
Land	—	69,476	781	70,257	28,660
Commercial and industrial loans	9,316	590,489	408	600,213	24,143
Consumer loans	—	16,273	—	16,273	253
Total	$18,902	$4,512,467	$4,516	$4,535,885	$443,765
2018:
Allowance for loan losses:
Real estate loans:
Residential properties	$—	$9,216	$—	$9,216	$1,724
Commercial properties	126	4,421	—	4,547	1,779
Land	—	391	—	391	84
Commercial and industrial loans	290	4,338	—	4,628	633
Consumer loans	—	218	—	218	3
Total	$416	$18,584	$—	$19,000	$4,223
Loans:
Real estate loans:
Residential properties	$651	$2,861,112	$—	$2,861,763	$241,698
Commercial properties	2,871	860,835	5,463	869,169	275,516
Land	697	78,681	809	80,187	41,132
Commercial and industrial loans	8,559	440,437	809	449,805	61,183
Consumer loans	—	22,699	—	22,699	366
Total	$12,778	$4,263,764	$7,081	$4,283,623	$619,895

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in a business combination, and the stated principal balance of the related loans. The discount is equal to 0.53% and 0.68% of the stated principal balance of these loans as of December 31, 2019 and 2018, respectively. In addition to this unaccreted credit component discount, an additional $0.3 million and $0.4 million of the ALLL was provided for these loans as of December 31, 2019 and 2018, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

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

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of December 31:

(dollars in thousands)	Pass	Special Mention	Substandard	Impaired	Total
2019:
Real estate loans:
Residential properties	$3,012,203	$—	$—	$2,897	$3,015,100
Commercial properties	821,425	679	5,249	6,689	834,042
Land	69,476	—	781	—	70,257
Commercial and industrial loans	579,153	8,202	3,542	9,316	600,213
Consumer loans	16,273	—	—	—	16,273
Total	$4,498,530	$8,881	$9,572	$18,902	$4,535,885
2018:
Real estate loans:
Residential properties	$2,857,666	$3,446	$—	$651	$2,861,763
Commercial properties	845,672	13,024	7,602	2,871	869,169
Land	78,681	—	809	697	80,187
Commercial and industrial loans	431,751	7,723	1,772	8,559	449,805
Consumer loans	22,699	—	—	—	22,699
Total	$4,236,469	$24,193	$10,183	$12,778	$4,283,623

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

Impaired loans evaluated individually and any related allowance is as follows as of December 31:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
2019:
Real estate loans:
Residential properties	$2,970	$2,897	$—	$—	$—
Commercial properties	5,683	5,456	1,188	1,188	107
Land	—	—	—	—	—
Commercial and industrial loans	6,485	5,708	3,764	3,653	763
Total	$15,138	$14,061	$4,952	$4,841	$870
2018:
Real estate loans:
Residential properties	$651	$651	$—	$—	$—
Commercial properties	1,607	1,607	1,264	1,264	126
Land	697	697	—	—	—
Commercial and industrial loans	6,543	6,543	2,016	2,016	290
Total	$9,498	$9,498	$3,280	$3,280	$416

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the years ending December 31:

	2019		2018		2017
(dollars in thousands)	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment	Average Recorded Investment	Interest Income after Impairment
Real estate loans:
Residential properties	$1,765	$13	$276	$—	$1,323	$20
Commercial properties	8,889	341	3,459	90	2,403	50
Land	523	—	—	—	—	—
Commercial and industrial loans	10,608	11	9,117	—	5,503	5
Consumer loans	—	—	—	—	—	—
Total	$21,785	$365	$12,852	$90	$9,229	$75

There was no interest income recognized on a cash basis in 2019, 2018 or 2017 on impaired loans.

NOTE 7: PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows at December 31:

(dollars in thousands)	2019	2018
Leasehold improvements and artwork	$7,415	$7,268
Information technology equipment	8,772	7,031
Furniture and fixtures	3,370	3,286
Land and auto	805	805
Total	20,362	18,390
Accumulated depreciation and amortization	(12,007)	(9,245)
Net	$8,355	$9,145

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

NOTE 8: REAL ESTATE OWNED

The activity in our portfolio of REO is as follows during the periods ending December 31:

(dollars in thousands)	2019	2018
Beginning balance	$815	$2,920
Loans transferred to REO	(—)	(93)
REO acquired in merger	—	565
Dispositions of REO	(815)	(2,577)
Ending balance	$—	$815

NOTE 9: LOAN SALES AND MORTGAGE SERVICING RIGHTS

In 2019, FFB recognized $4.2 million of gains on the sale of $549 million of multifamily loans. In 2018, FFB recognized $0.4 million of gains on the sale of $674 million of multifamily loans through a securitization sponsored by Freddie Mac.  In 2017, FFB sold $453 million of multifamily loans to financial institutions and recognized a gain of $7.0 million.

For the sales of multifamily loans in 2019, 2018, and 2017, FFB retained servicing rights for the majority of these loans and recognized mortgage servicing rights as part of the transactions. As of December 31, 2019, and 2018, mortgage servicing rights were $7 million and $6.4 million, respectively and the amount of loans serviced for others totaled $1.7 billion and $1.3 billion at December 31, 2019 and 2018, respectively. Servicing fees collected in 2019, 2018, and 2017 were $ 1.7 million, $1.1 million, and $0.7 million, respectively.

NOTE 10: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon at December 31:

	2019		2018
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$1,192,481	—	$1,074,661	—
Interest-bearing	386,276	0.635%	317,380	0.798%
Money market and savings	1,334,736	1.355%	1,190,717	1.115%
Certificates of deposits	1,977,651	1.971%	1,950,210	2.142%
Total	$4,891,144	1.217%	$4,532,968	1.270%

At December 31, 2019, of the $472 million of certificates of deposits of $250,000 or more, $471 million mature within one year and $0.8 million mature after one year. Of the $1.5 billion of certificates of deposit of less than $250,000, $1.5 billion mature within one year and $13 million mature after one year. At December 31, 2018, of the $360 million of certificates of deposits of $250,000 or more, $332 million mature within one year and $28 million mature after one year. Of the $1.6 billion of certificates of deposit of less than $250,000, $1.5 billion mature within one year and $53 million mature after one year.

NOTE 11: BORROWINGS

At December 31, 2019, our borrowings consisted of $233 million of overnight FHLB advances at the Bank, a $500 million FHLB term advance at the Bank, and $10 million of borrowings under a holding company line of credit. At December 31, 2018, our borrowings consisted of $703 million of overnight FHLB advances at the Bank and $5 million of borrowings under a holding company line of credit. The FHLB advances were paid in full in the early part of January 2020 and 2019, respectively, and bore interest rates of 1.66% and 2.56%, respectively. The term advance outstanding at December 31, 2019 matures in September, 2020 and bears an interest rate of 1.77%. At December 31, 2019, the interest rate on the company line of credit was 5.60%.  Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

FHLB advances are collateralized by loans secured by multifamily and commercial real estate properties with a carrying value of $3.9 billion as of December 31, 2019. As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB. The Bank’s total borrowing capacity from the FHLB at December 31, 2019 was $2.2 billion. In addition to the $733 million borrowing, the Bank had in place $231 million of letters of credit from the FHLB which are used to meet collateral requirements for borrowings from the State of California and local agencies.

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $40 million. The loan agreement matures in five years, with an option to extend the maturity date subject to certain conditions, and bears interest at 90 day LIBOR plus 350 basis points (3.50%). We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. As of December 31, 2019, FFI was in compliance with the covenants on this loan agreement.

The Bank also has $120 million available unsecured fed funds lines, ranging in size from $20 million to $25 million, with five other financial institutions and a $40 million secured line with the Federal Reserve Bank.   None of these lines had outstanding borrowings as of December 31, 2019. Combined, the Bank’s unused lines of credit as of December 31, 2019 were $1.4 billion. The average daily balance of overnight borrowings outstanding during 2019, 2018 and 2017 was $413 million, $557 million and $499 million, respectively.

NOTE 12: SHAREHOLDERS’ EQUITY

FFI is a holding company and does not have any direct operating activities. Any future cash flow needs of FFI are expected to be met by its existing cash and cash equivalents and dividends from its subsidiaries. The Bank is subject to various laws and regulations that limit the amount of dividends that a bank can pay without obtaining prior approval from bank regulators. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. As of December 31, 2019, FFI’s cash and cash equivalents totaled $7.1 million.

NOTE 13: EARNINGS PER SHARE

All of the Company’s share and per share computations have been adjusted to reflect the impact of the two-for-one stock split that was effective as of January 18, 2017. The following table sets forth the Company’s earnings per share calculations for the years ended December 31:

	2019		2018		2017
(dollars in thousands, except share and per share amounts)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$56,239	$56,239	$42,958	$42,958	$27,582	$27,582
Basic common shares outstanding	44,617,361	44,617,361	42,092,361	42,092,361	34,482,630	34,482,630
Effect of options, restricted stock and contingent shares issuable		293,904		474,747		848,429
Diluted common shares outstanding		44,911,265		42,567,108		35,331,059
Earnings per share	$1.26	$1.25	$1.02	$1.01	$0.80	$0.78

NOTE 14: STOCK BASED COMPENSATION

In 2007, the Board of Directors of FFI approved two equity incentive plans that provided for the grant of stock options, shares of restricted stock, restricted stock units (“RSUs”), stock bonus awards and performance awards (collectively, “Equity Incentive Awards”) to the Company’s executive officers, other key employees and directors up to 1,300,282 shares of the FFI’s

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

common stock. In 2010, shareholders approved an increase of 580,000 in the number of shares available for issuance under one of these plans. In 2015, shareholders approved a new equity incentive plan whereby: the Company can no longer issue Equity Incentive Awards under the previously approved plans; 750,000 shares of common stock will be available for the grant of Equity Incentive Awards to the Company’s executive officers, other key employees and directors; Equity Incentive Awards that are outstanding under the prior plans will remain outstanding and unchanged and subject to the terms of those Plans; and upon termination, cancellation or forfeiture of any of the Equity Incentive Awards that are outstanding under the prior plans, those shares will be added to the pool of shares available for future grants of Equity Incentive Awards under the plan approved in 2015. The shares included above do not reflect the impact of the two for one stock split which occurred at the beginning of 2017. The Company recognized stock-based compensation expense of $1.6 million, $2.6 million, and $1.8 million in 2019, 2018, and 2017, respectively,related to RSUs.

Stock options, when granted, have an exercise price not less than the current market value of the common stock and expire after ten years if not exercised. If applicable, vesting periods are set at the date of grant and the Plans provide for accelerated vesting should a change in control occur.

The following table summarizes the activities in the Plans during 2019:

(dollars in thousands except per share amounts)	Options Granted	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance: December 31, 2018	592,550	$7.78
Options granted	—	—
Options exercised	(44,000)	7.60
Options forfeited	—	—
Balance: December 31, 2019	548,550	7.79	2.02 Years	$5,270
Options exercisable	548,550	$7.79	2.02 Years	$5,270

The intrinsic value of stock options exercised in 2019 was $0.3 million.

The following table summarizes the activities in the Plans during 2018:

(dollars in thousands except per share amounts)	Options Granted	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance: December 31, 2017	900,884	$7.73
Options granted	—	—
Options exercised	(308,334)	7.64
Options forfeited	—	—
Balance: December 31, 2018	592,550	7.78	2.88 Years	$3,012
Options exercisable	592,550	$7.78	2.88 Years	$3,012

The intrinsic value of stock options exercised in 2018 was $3.2 million.

The following table summarizes the activities in the Plans during 2017:

(dollars in thousands except per share amounts)	Options Granted	Weighted Average Exercise Price per Share	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Balance: December 31, 2016	1,972,884	$6.34
Options granted	—	—
Options exercised	(1,072,000)	5.18
Options forfeited	—	—
Balance: December 31, 2017	900,884	7.73	3.37 Years	$9,738
Options exercisable	900,884	$7.73	3.37 Years	$9,738

The intrinsic value of stock options exercised in 2017 was $11.7 million.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

The following table provides a summary of the RSUs issued by the Company under its equity incentive plans for the periods ended December 31:

	2019		2018		2017
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value

Balance: January 1	114,320	$17.51	149,766	$14.73	117,308	$10.19
New RSUs	157,494	15.18	119,438	18.03	110,463	17.62
Shares vested and issued	(132,536)	16.65	(154,884)	15.23	(78,005)	12.01
RSUs forfeited	—	—	—	—	—	—
Balance December 31	139,278	$15.69	114,320	$17.51	149,766	$14.73

The fair value of the shares vested and issued was $2.0 million, $2.8 million and $1.3 million in 2019, 2018 and 2017, respectively. As of December 31, 2019, the Company had $1.3 million of unrecognized compensation costs related to outstanding RSUs, which will be recognized through November, 2022, subject to the related vesting requirements.

NOTE 15: 401(k) PROFIT SHARING PLAN

The Company’s employees participate in the Company’s 401(k) profit sharing plan (the “401k Plan”) that covers all employees eighteen years of age or older who have completed three months of employment. Each employee eligible to participate in the 401k Plan may contribute up to 100% of his or her compensation, subject to certain statutory limitations. In 2019 and 2018, the Company matched 100% of a participant’s contribution up to 3% of a participant’s compensation and an additional 50% of a participant’s contribution up to the next 2% of a participant’s compensation. In 2017, the Company matched 50% of a participant’s contribution up to 5% of a participant’s compensation. These employer contributions are subject to the plan’s vesting schedule. The Company contributions of $1.9 million, $1.7 million and $0.9 million were included in Compensation and Benefits for 2019, 2018 and 2017, respectively. The Company may also make an additional profit sharing contribution on behalf of eligible employees. No profit sharing contributions were made in 2019, 2018 or 2017.

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

The Company is subject to federal income tax and California franchise tax. Income tax expense (benefit) was as follows for the years ended December 31:

(dollars in thousands)	2019	2018	2017
Current expense:
Federal	$15,411	$10,168	$14,122
State	7,922	5,768	4,384
Deferred expense (benefit):
Federal	(235)	919	4,677
State	162	273	(166)
Total	$23,260	$17,128	$23,017

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

The following is a comparison of the federal statutory income tax rates to the Company’s effective income tax rate for the years ended December 31:

	2019		2018		2017
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Income before taxes	$79,499		$60,086		$50,599
Federal tax statutory rate	$16,695	21.00%	$12,618	21.00%	$17,710	35.00%
State tax, net of Federal benefit	6,405	8.06%	4,876	8.12%	3,313	6.55%
Windfall benefit – exercise of stock options	—	—%	(816)	(1.36)%	(3,762)	(7.43)%
Change in federal rate	—	—%	—	—%	5,414	10.70%
Other items, net	160	0.20%	450	0.75%	342	0.68%
Effective tax rate	$23,260	29.26%	$17,128	28.51%	$23,017	45.50%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income tax recognition. The following is a summary of the components of the net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31:

(dollars in thousands)	2019	2018
Deferred tax assets (liabilities)
Allowance for loan and REO losses	$6,576	$4,847
Operating loss carryforwards	2,060	2,918
State taxes	1,573	1,166
Stock-based compensation	472	642
Market valuation: Acquired loans and REO	3,890	5,695
Capital activities – mark to market	846	103
Compensation related	773	561
Organizational expenses	—	192
Core deposit intangible	(2,525)	(3,197)
Prepaid expenses	(838)	(680)
Depreciation	(853)	(672)
Accumulated other comprehensive income	(1,769)	476
Other	874	1,200
Net deferred tax assets	$11,079	$13,251

   As part of the merger in 2012, the Company acquired operating loss carryforwards of $13.4 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Service Code and expire in 2032. As a result, the Company will only be able to utilize operating loss carryforwards of $8.2 million, ratably over a period of 20 years. As part of a merger in 2015, the Company acquired operating loss carryforwards of $3.9 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Service Code and expire in 2035. As part of the mergers in 2017 and 2018, the Company acquired operating loss carryforwards of $0.7 and $3.3 million, respectively. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Service Code and have been fully utilized as of the end of 2019. As of December 31, 2019, the remaining operating loss carryforwards from the 2012 and 2015 acquisitions available to be utilized by the Company were $7.4 million.

The Company has no other operating loss carryforwards. The Company is subject to federal income tax and franchise tax of the state of California. Income tax returns for the periods 2017 through 2019 are open to audit by federal authorities, for the periods 2015 through 2019 by California state authorities, and for 2016 through 2019 by Hawaii state authorities.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

NOTE 17: COMMITMENTS AND CONTINGENCIES

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

Supplemental lease information at or for the twelve months ended December 31, 2019 is as follows:

(dollars in thousands)
Balance Sheet:
Operating lease asset classified as other assets	$16,433
Operating lease liability classified as other liabilities	17,916

Income Statement:
Operating lease cost classified as occupancy and equipment expense	$5,924

Weighted average lease term, in years	3.78
Weighted average discount rate	5.77%
Operating cash flows	$5,950

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

The Company leases certain facilities for its corporate offices and branch operations under non-cancelable operating leases that expire through 2026. Lease expense for 2019, 2018, and 2017 was $5.9 million, $5.8 million, and $5.2 million, respectively. Future minimum lease commitments under all non-cancelable operating leases at December 31, 2019 are as follows:

(dollars in thousands)
2020	$6,054
2021	5,498
2022	4,607
2023	1,749
2024 and after	2,144
Total future minimum lease payments	20,052
Discount on cash flows	(2,136)
Total lease liability	$17,916

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

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

(dollars in thousands)	2019	2018
Commitments to fund new loans	$54,687	$27,688
Commitments to fund under existing loans, lines of credit	473,646	352,148
Commitments under standby letters of credit	10,769	12,001

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

During the second quarter of 2018, we entered into four interest rate swap agreements, with combined notional amounts of $652 million, to mitigate against the effect of increases in interest rates on loans held for sale. These swaps were designated as non-hedging activities and were closed out in the third quarter of 2018. During 2018, the payment of the difference between the fixed and floating rate of these interest rate swaps resulted in a $0.8 million reduction in loan interest income and the increase in value of these interest rate swaps of $5.9 million was included in gain on sale of loans in 2018.

The following table provides information related to derivatives designated as hedging instruments as of December 31, 2018:

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

	Derivative Assets		Derivative Liabilities
(dollars in thousands)	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value

December 31, 2018:
Interest rate contracts	Other assets	$—	Other liabilities	$5,175

The following table provides the effect of fair value hedge accounting on the consolidated income statement for 2019, including the location and amount of gain or (loss) recognized in income on fair value hedging relationships:

(dollars in thousands)	Interest Income - Loans
Gain or (Loss):
Interest contracts:
Hedged items	$25,006
Derivatives designated as hedging instruments	(19,883)

As of December 31, 2018, the following amounts were recorded on the balance sheet related to cumulative basis adjustments for fair value hedges:

Balance Sheet Line Item	Carrying Amount of the Hedged Item	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Item
(dollars in thousands)
Loans held for sale	$507,643	$4,821

These hedges are all designated as hedging relationships in which the hedged item is the last layer expected to be remaining at the end of the relationship. At December 31, 2018, the amortized cost basis of the closed portfolio used in these hedging relationships was $752 million.

There were no derivative positions outstanding at December 31, 2019.

NOTE 19: RELATED-PARTY TRANSACTIONS

Loans to related parties, including directors and executive officers of the Company and their affiliates, were as follows for the periods presented:

(dollars in thousands)	2019	2018
Balance, January 1	$—	$5,910
New loans and advances	—	—
Principal payments received	(—)	(5,910)
Balance, December 31	$—	$—

Interest earned from loans to related parties was $0.1 million in 2018 and $0.3 million in 2017.

The Bank held $2.8 million and $8.3 million of deposits from related parties, including directors and executive officers of the Company and their affiliates, as of December 31, 2019 and December 31, 2018, respectively. Interest paid on deposit accounts held by related parties was $30,000 in 2019, $11,000 in 2018 and $9,000 in 2017.

As of December 31, 2019, related parties, including directors and executive officers of the Company and their affiliates, held $19.5 million in assets under management with FFA and FFB. In both 2019 and 2018, the Company received $0.1 million in fees related to these assets under management.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

Two executive officers of FFB have minority interests in an entity which FFB uses for software services, for which FFB paid $0.3 million in 2019, and $0.2 million 2018 and 2017.

The CEO of the Company is a director of another financial institution that has deposits with the Bank and, in 2018 and 2017, purchased $52.1 million and $121.9 million of loans, respectively, from the Bank for which the Bank will continue to provide servicing. The balance of deposits held at the Bank at December 31, 2019 was $45.5 million and the interest paid by the Bank was $0.7 million. The gain on sale of loans in 2018 and 2017 was $0.2 million and $1.1 million, respectively. The amount of loans serviced for this financial institution was $192 million at December 31, 2019. In 2013, the Bank participated in a loan to the parent company of this financial institution. This loan was paid off in November 2017. The amount of interest earned on this loan was $0.2 million in 2017.  In 2017, the Bank participated in a sub debt offering from the financial institution for $15 million. The Bank earned $0.8 million from this investment in 2019 and 2018, and $0.1 million in 2017.

The CEO of the Company serves a director of a real estate investment trust that is an affiliate of an investment fund company for which FFA provides subadvisory services. The amount of AUM managed by FFA under this subadvisory agreement was $281 million and $277 million at December 31, 2019 and December 31, 2018, respectively, and the amount of fees earned by FFA were $0.5 million in 2019, and $0.4 million in 2018 and 2017.

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

Quantitative measures established by the regulators to ensure capital adequacy require FFI and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2019 that FFI and the Bank met all capital adequacy requirements.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB (on a stand-alone basis) as of the respective dates and as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well-Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2019
CET1 capital ratio	$513,083	10.65%	$216,782	4.50%
Tier 1 leverage ratio	513,083	8.25%	248,798	4.00%
Tier 1 risk-based capital ratio	513,083	10.65%	289,043	6.00%
Total risk-based capital ratio	537,048	11.15%	385,390	8.00%
December 31, 2018
CET1 capital ratio	$460,600	10.67%	$194,179	4.50%
Tier 1 leverage ratio	460,600	8.39%	219,694	4.00%
Tier 1 risk-based capital ratio	460,600	10.67%	258,906	6.00%
Total risk-based capital ratio	481,476	11.16%	345,207	8.00%
BANK
December 31, 2019
CET1 capital ratio	$510,142	10.62%	$216,063	4.50%	$312,091	6.50%
Tier 1 leverage ratio	510,142	8.22%	248,119	4.00%	310,148	5.00%
Tier 1 risk-based capital ratio	510,142	10.62%	288,084	6.00%	384,112	8.00%
Total risk-based capital ratio	534,107	11.12%	384,112	8.00%	480,140	10.00%
December 31, 2018
CET1 capital ratio	$453,248	10.51%	$194,058	4.50%	$280,306	6.50%
Tier 1 leverage ratio	453,248	8.26%	219,568	4.00%	274,461	5.00%
Tier 1 risk-based capital ratio	453,248	10.51%	258,744	6.00%	344,992	8.00%
Total risk-based capital ratio	474,124	10.99%	344,992	8.00%	431,240	10.00%

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

As of December 31, 2019, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $198 million for the CET-1 capital ratio, $200 million for the Tier 1 leverage ratio, $126 million for the Tier 1 risk-based capital ratio and $54 million for the Total risk-based capital ratio. No conditions or events have occurred since December 31, 2019 that we believe have changed FFI’s or FFB’s capital adequacy classifications from those set forth in the above table.

If a banking organization does not hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements, it will face constraints on dividends, equity repurchases and executive compensation based on the amount of the shortfall. The capital buffer, which is 2.5%, is measured against risk weighted assets and is therefore not applicable to the tier 1 leverage ratio. The following table sets forth the minimum capital ratios plus the applicable increment of the capital conservation buffer that took effect on January 1, 2019:

CET-1 to risk-weighted assets	7.000%
Tier 1 capital (i.e., CET-1 plus Additional Tier 1) to risk-weighted assets	8.500%
Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets	10.500%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

NOTE 21: NONINTEREST INCOME

The following table represents revenue from contracts with customers as well as other noninterest income for the years ended December 31:

(dollars in thousands)	2019	2018	2017
Asset management, consulting and other fees::
Wealth management	$23,067	$24,430	$22,858
Trust fees	5,124	3,833	3,360
Consulting fees	467	485	492
Total	$28,658	$28,748	$26,710

Other income:
Deposit fees	$1,070	$838	$442
Loan related fees	6,667	4,421	3,418
Other	1,163	1,345	1,120
Total	$8,900	$6,604	$4,980

Receivables from contracts with customers, which consist primarily of asset management fees, were $1.0 million, $1.8 million and $0.9 million at December 31, 2019, 2018 and 2017, respectively, and are included in other assets on the consolidated balance sheets.

NOTE 22: OTHER EXPENSES

The following items are included in the consolidated income statements as other expenses for the years ended December 31:

(dollars in thousands)	2019	2018	2017
Regulatory assessments	$3,969	$3,652	$2,677
Directors’ compensation expenses	628	596	540
Acquisition expenses	(490)	3,794	2,640

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

NOTE 23: SEGMENT REPORTING

In 2019, 2018, and 2017 the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The reportable segments are determined by products and services offered and the corporate structure. Business segment earnings before taxes are the primary measure of the segment's performance as evaluated by management. Business segment earnings before taxes include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations. Allocations of corporate expenses, such as finance and accounting, data processing and human resources, are calculated based on estimated activity or usage levels. The management accounting process measures the performance of the operating segments based on the Company's management structure and is not necessarily comparable with similar information for other financial services companies. If the management structures and/or the allocation process changes, allocations, transfers and assignments may change. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the years ended December 31:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2019:
Interest income	$248,760	$—	$—	$248,760
Interest expense	78,450	—	356	78,806
Net interest income	170,310	—	(356)	169,954
Provision for loan losses	2,637	—	—	2,637
Noninterest income	18,844	24,136	(1,204)	41,776
Noninterest expense	104,367	21,931	3,296	129,594
Income (loss) before taxes on income	$82,150	$2,205	$(4,856)	$79,499
2018:
Interest income	$207,306	$—	$—	$207,306
Interest expense	49,935	—	1,761	51,696
Net interest income	157,371	—	(1,761)	155,610
Provision for loan losses	4,220	—	—	4,220
Noninterest income	11,322	25,247	(798)	35,771
Noninterest expense	100,778	21,670	4,627	127,075
Income (loss) before taxes on income	$63,695	$3,577	$(7,186)	$60,086
2017:
Interest income	$136,801	$—	$—	$136,801
Interest expense	22,530	—	653	23,183
Net interest income	114,271	—	(653)	113,618
Provision for loan losses	2,762	—	—	2,762
Noninterest income	16,016	23,556	(853)	38,719
Noninterest expense	73,990	20,469	4,517	98,976
Income (loss) before taxes on income	$53,535	$3,087	$(6,023)	$50,599

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

The following tables show the financial position for each of our business segments, and of FFI which is included in the column labeled Other, and the eliminating entries used to arrive at our consolidated totals at December 31:

(dollars in thousands)	Banking	Wealth Management	Other	Eliminations	Total
2019:
Cash and cash equivalents	$65,083	$5,054	$7,064	$(11,814)	$65,387
Securities AFS	1,014,966	—	—	—	1,014,966
Loans held for sale	503,036	—	—	—	503,036
Loans, net	4,526,833	—	—	—	4,526,833
Premises and equipment	7,561	658	136	—	8,355
FHLB Stock	21,519	—	—	—	21,519
Deferred taxes	10,778	133	168	—	11,079
REO	—	—	—	—	—
Goodwill and Intangibles	97,191	—	—	—	97,191
Other assets	51,229	445	627,785	(613,389)	66,070
Total assets	$6,298,196	$6,290	$635,153	$(625,203)	$6,314,436
Deposits	$4,902,958	$—	$—	$(11,814)	$4,891,144
Borrowings	733,000	—	10,000	—	743,000
Intercompany balances	3,111	469	(3,580)	—	—
Other liabilities	48,159	3,400	14,864	—	66,423
Shareholders’ equity	610,968	2,421	613,869	(613,389)	613,869
Total liabilities and equity	$6,298,196	$6,290	$635,153	$(625,203)	$6,314,436
2018:
Cash and cash equivalents	$67,148	$4,636	$6,728	$(11,200)	$67,312
Securities AFS	809,569	—	—	—	809,569
Loans held for sale	507,643	—	—	—	507,643
Loans, net	4,274,669	—	—	—	4,274,669
Premises and equipment	8,221	788	136	—	9,145
FHLB Stock	20,307	—	—	—	20,307
Deferred taxes	12,905	103	243	—	13,251
REO	815	—	—	—	815
Goodwill and Intangibles	99,482	—	—	—	99,482
Other assets	35,906	605	555,465	(553,757)	38,219
Total assets	$5,836,665	$6,132	$562,572	$(564,957)	$5,840,412
Deposits	$4,544,168	$—	$—	$(11,200)	$4,532,968
Borrowings	703,000	—	5,000	—	708,000
Intercompany balances	3,689	467	(4,156)	—	—
Other liabilities	34,886	2,830	2,544	—	40,260
Shareholders’ equity	550,922	2,835	559,184	(553,757)	559,184
Total liabilities and equity	$5,836,665	$6,132	$562,572	$(564,957)	$5,840,412

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

NOTE 24: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(dollars in thousands, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Full Year
Year Ended December 31, 2019:
Interest income	$60,544	$63,308	$62,614	$62,294	$248,760
Interest expense	19,497	21,421	19,482	18,406	78,806
Net interest income	41,047	41,887	43,132	43,888	169,954
Provision for loan losses	540	1,231	172	694	2,637
Noninterest income	8,465	9,131	13,982	10,198	41,776
Noninterest expense	32,945	32,282	32,694	31,673	129,594
Income before taxes on income	16,027	17,505	24,248	21,719	79,499
Taxes on income	4,768	5,095	6,892	6,505	23,260
Net income	$11,259	$12,410	$17,356	$15,214	$56,239
Income per share
Basic	$0.25	$0.28	$0.39	$0.34	$1.26
Diluted	$0.25	$0.28	$0.39	$0.34	$1.25
Year Ended December 31, 2018:
Interest income	$43,319	$48,498	$58,047	$57,442	$207,306
Interest expense	9,051	12,247	14,321	16,077	51,696
Net interest income	34,268	36,251	43,726	41,365	155,610
Provision for loan losses	1,688	2,450	9	73	4,220
Noninterest income	8,982	6,984	11,104	8,701	35,771
Noninterest expense	28,988	33,982	33,967	30,138	127,075
Income before taxes on income	12,574	6,803	20,854	19,855	60,086
Taxes on income	3,598	1,657	6,147	5,726	17,128
Net income	$8,976	$5,146	$14,707	$14,129	$42,958
Income per share
Basic	$0.23	$0.13	$0.33	$0.32	$1.02
Diluted	$0.23	$0.12	$0.33	$0.31	$1.01
Year Ended December 31, 2017:
Interest income	$30,360	$33,652	$34,878	$37,911	$136,801
Interest expense	4,302	5,757	6,438	6,686	23,183
Net interest income	26,058	27,895	28,440	31,225	113,618
Provision for loan losses	69	1,092	701	900	2,762
Noninterest income	7,783	9,697	9,863	11,376	38,719
Noninterest expense	24,709	22,213	23,393	28,661	98,976
Income before taxes on income	9,063	14,287	14,209	13,040	50,599
Taxes on income	2,950	4,671	4,629	10,767	23,017
Net income	$6,113	$9,616	$9,580	$2,273	$27,582
Income per share
Basic	$0.19	$0.29	$0.28	$0.06	$0.80
Diluted	$0.18	$0.28	$0.27	$0.06	$0.78

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

NOTE 25: PARENT ONLY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
(dollars in thousands)	2019	2018
ASSETS
Cash and cash equivalents	$7,064	$6,728
Premises and equipment, net	136	136
Deferred taxes	168	243
Investment in subsidiaries	613,389	553,757
Intercompany receivable	3,580	4,156
Other assets	14,396	1,708
Total Assets	$638,733	$566,728
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Borrowings	$10,000	$5,000
Accounts payable and other liabilities	14,864	2,544
Total Liabilities	24,864	7,544
Shareholders’ Equity
Common Stock	45	44
Additional paid-in-capital	433,775	431,832
Retained earnings	175,773	128,461
Accumulated other comprehensive income (loss), net of tax	(4,276)	(1,153)
Total Shareholders’ Equity	613,869	559,184
Total Liabilities and Shareholders’ Equity	$638,733	$566,728

INCOME STATEMENTS

	For the Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Interest expense—borrowings	$356	$1,761	$653
Noninterest income:
Earnings from investment in subsidiaries	59,660	48,153	31,547
Other income	82	194	—
Total noninterest income	59,742	48,347	31,547
Noninterest expense:
Compensation and benefits	1,517	1,395	1,302
Occupancy and depreciation	178	197	197
Professional services and marketing costs	1,842	2,790	2,741
Other expenses	1,045	1,237	1,130
Total noninterest expense	4,582	5,619	5,370
Income before taxes on income	54,804	40,967	25,524
Taxes on income	(1,435)	(1,991)	(2,058)
Net income	$56,239	$42,958	$27,582

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)

Years Ended December 31, 2019, 2018, and 2017

STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Net income	$56,239	$42,958	$27,582
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	7,674	5,567	1,717
Other comprehensive income (loss) before tax	7,674	5,567	1,717
Income tax (expense) benefit related to items of other comprehensive income	(2,021)	(1,629)	(707)
Other comprehensive income (loss)	5,653	3,938	1,010
Less: Reclassification adjustment for gains (loss) included in net earnings	(316)	—	—
Income tax (expense) benefit related to reclassification adjustment	92	—	—
Reclassification adjustment for gains included in net earnings, net of tax	(224)	—	—
Other comprehensive income (loss), net of tax	5,429	3,938	1,010
Total comprehensive income	$61,668	$46,896	$28,592

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31,
(dollars in thousands)	2019	2018	2017
Cash Flows from Operating Activities:
Net income	$56,239	$42,958	$27,582
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings from investment in subsidiaries	(59,660)	(48,153)	(31,547)
Stock–based compensation expense	90	65	61
Deferred tax liability (benefit)	75	(280)	(37)
Increase in other assets	(322)	32	(29)
Increase (decrease) in accounts payable and other liabilities	(46)	(547)	3,161
Net cash used in operating activities	(3,624)	(5,925)	(809)
Cash Flows from Investing Activities:
Investment in subsidiaries	(10,000)	—	(72,845)
Dividend from subsidiary	17,000	32,000	2,000
Dividends paid	(8,927)	—	—
Net cash provided by (used in) investing activities	(1,927)	32,000	(70,845)
Cash Flows from Financing Activities:
Proceeds from borrowings	5,000	—	50,000
Paydowns of borrowings	—	(45,000)	—
Proceeds from the sale of stock, net	334	13,698	28,386
Repurchase of stock	(23)	(497)	—
Intercompany accounts, net decrease (increase)	576	(212)	(386)
Net cash (used in) provided by financing activities	5,887	(32,011)	78,000
Increase (decrease) in cash and cash equivalents	336	(5,936)	6,346
Cash and cash equivalents at beginning of year	6,728	12,664	6,318
Cash and cash equivalents at end of year	$7,064	$6,728	$12,664

NOTE 26: SUBSEQUENT EVENTS

Cash Dividend

On January 28, 2020, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per common share to be paid on March 16, 2020 to stockholders of record as of the close of business on March 5, 2020.

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness as of December 31, 2019, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of December 31, 2019, the Company maintained effective internal control over financial reporting.

The foregoing report on internal control over financial reporting shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Eide Bailly, LLP, independent registered public accounting firm, which audited our consolidated financial statements for the fiscal year ended December 31, 2019 included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, as stated in their report included Item 8.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Except for the information regarding our Code of Conduct below, the information required by this Item 10 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 29, 2020, for its 2020 Annual Meeting of Stockholders.

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

The information required by this Item 11 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 29, 2020, for its 2020 Annual Meeting of Stockholders.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 29, 2020, for its 2020 Annual Meeting of Stockholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 29, 2020, for its 2020 Annual Meeting of Stockholders.

Item 14.	Principal Accounting Fees and Services

The information required by this Item 14 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 29, 2020, for its 2020 Annual Meeting of Stockholders.

PART IV

Item 15.	Exhibits, Financial Statement Schedules.
(a)	Financial Statements, Financial Statement Schedules

See page 58 for an index of the financial statements filed as part of this Annual Report on Form 10-K. No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or the notes thereto.

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

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).
3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).
4.1	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K/A, filed on August 3, 2015).
4.2(2)	Description of Common Stock
10.1(1)	First Foundation Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, filed on October 17, 2013).
10.2(1)	First Foundation Inc. 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, filed on October 17, 2013).
10.3(1)	First Foundation Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.99 to the Company’s Registration Statement on Form S-8, filed on October 28, 2015).
10.4(1)

First Foundation Inc. Form of Restricted Stock Unit Agreement for 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed on March 15, 2016).

10.5(1)	First Foundation Inc. Form of Stock Option Agreement for 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed on March 15, 2016).
10.6(1)	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.99 to the Company’s Current Report on Form 8-K, filed on October 30, 2015).

Exhibit No.	Description
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

10.11(1)	Employment Agreement, dated June 1, 2015, by and between First Foundation Bank and Lindsay Lawrence, and First Amendment thereto.
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

10.16(1)	Change of Control Agreement, dated June 1, 2015, by and between the Company and Lindsay Lawrence.
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

10.21

Fourth Amendment to Loan Agreement, dated May 31, 2019, by and between the Company and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed June 3, 2019).

10.22

Pledge and Security Agreement, dated as of February 8, 2017, by and between the Company and NexBank SSB (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 9, 2017).

Exhibit No.	Description
10.23

Equity Distribution Agreement dated February 16, 2017, by and among the Company, First Foundation Bank, FBR Capital Markets & Co., Raymond James & Associates, Inc., Sandler O’Neil & Partners, L.P., and D.A. Davidson & Co (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on February 17, 2017).

14.1	Code of Conduct for the Chief Executive Officer and Other Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed on March 25, 2014).
21.1(2)	Subsidiaries of the Registrant.
23.1(2)	Consent of Eide Bailly, LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K).
31.1(2)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2(2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(2)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2(2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 has been formatted in Inline XBRL.

(1)Management contract or compensatory plan.

(2)Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Irvine California on March 2, 2020.

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

SIGNATURE	TITLE	DATE
/s/ SCOTT F. KAVANAUGH Scott F. Kavanaugh	Chief Executive Officer and Director (Principal Executive Officer)	March 2, 2020
/s/ JOHN M. MICHEL John M. Michel	Chief Financial Officer (Principal Financial and Accounting Officer)	March 2, 2020
/s/ ULRICH E. KELLER, JR. Ulrich E. Keller, Jr.	Chairman and Director	March 2, 2020
/s/ MAX BRIGGS Max Briggs	Director	March 2, 2020
/s/ JOHN HAKOPIAN John Hakopian	Director	March 2, 2020
/s/ DAVID LAKE David Lake	Director	March 2, 2020
/s/ ELIZABETH PAGLIARINI Elizabeth Pagliarini	Director	March 2, 2020
/s/ MITCHELL ROSENBERG Mitchell Rosenberg	Director	March 2, 2020
/s/DIANE RUBIN Diane Rubin	Director	March 2, 2020
/s/ JACOB SONENSHINE Jacob Sonenshine	Director	March 2, 2020

S-1