Form 10-Q
period 2020-03-31
First Foundation Inc.
filed 2020-05-08
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

As of May 6, 2020, the registrant had 44,615,466 shares of common stock, $0.001 par value per share, outstanding

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Cash and cash equivalents	$40,359	$65,387
Securities available-for-sale (“AFS”)	961,477	1,014,966
Loans held for sale	520,721	503,036

Loans, net of deferred fees	4,805,513	4,547,633
Allowance for credit losses (“ACL”)	(23,000)	(20,800)
Net loans	4,782,513	4,526,833

Premises and equipment, net	8,569	8,355
Investment in FHLB stock	21,168	21,519
Deferred taxes	9,132	11,079
Goodwill and intangibles	96,672	97,191
Other assets	73,097	66,070
Total Assets	$6,513,708	$6,314,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$5,030,827	$4,891,144
Borrowings	794,000	743,000
Accounts payable and other liabilities	65,798	66,423
Total Liabilities	5,890,625	5,700,567

Commitments and contingencies	—	—
Shareholders’ Equity
Common Stock, par value $0.001: 70,000,000 shares authorized; 44,615,466 and 44,670,743 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	45	45
Additional paid-in-capital	432,363	433,775
Retained earnings	185,852	175,773
Accumulated other comprehensive income (loss), net of tax	4,823	4,276
Total Shareholders’ Equity	623,083	613,869
Total Liabilities and Shareholders’ Equity	$6,513,708	$6,314,436

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	For the Quarter Ended March 31,
	2020	2019
Interest income:
Loans	$54,884	$53,835
Securities	6,997	6,165
FHLB stock, fed funds sold and interest-bearing deposits	457	544
Total interest income	62,338	60,544

Interest expense:
Deposits	14,646	15,448
Borrowings	2,824	4,049
Total interest expense	17,470	19,497

Net interest income	44,868	41,047

Provision for credit losses	4,079	540

Net interest income after provision for credit losses	40,789	40,507

Noninterest income:
Asset management, consulting and other fees	7,762	6,794
Other income	2,913	1,671
Total noninterest income	10,675	8,465

Noninterest expense:
Compensation and benefits	19,857	18,902
Occupancy and depreciation	5,512	4,868
Professional services and marketing costs	1,754	2,004
Customer service costs	2,372	3,389
Other expenses	3,362	3,782
Total noninterest expense	32,857	32,945

Income before taxes on income	18,607	16,027
Taxes on income	5,396	4,768
Net income	$13,211	$11,259

Net income per share:
Basic	$0.30	$0.25
Diluted	$0.29	$0.25
Shares used in computation:
Basic	44,669,661	44,540,865
Diluted	44,952,669	44,798,306

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock				Accumulated Other
	Number of Shares	Amount	Additional Paid-in Capital	Retained Earnings	Comprehensive Income (Loss)	Total
Balance: December 31, 2018	44,496,007	$44	$431,832	$128,461	$(1,153)	$559,184
Net income	—	—	—	11,259	—	11,259
Other comprehensive loss	—	—	—	—	(759)	(759)
Stock based compensation	—	—	692	—	—	692
Cash dividend	—	—	—	(2,230)	—	(2,230)
Issuance of common stock:
Exercise of options	13,000	—	97	—	—	97
Stock grants – vesting of Restricted Stock Units	111,824	—	—	—	—	—
Balance: March 31, 2019	44,620,831	$44	$432,621	$137,490	$(1,912)	$568,243

Balance: December 31, 2019	44,670,743	$45	$433,775	$175,773	$4,276	$613,869
Net income	—	—	—	13,211	—	13,211
Other comprehensive income	—	—	—	—	547	547
Stock based compensation	—	—	767	—	—	767
Cash dividend	—	—	—	(3,132)	—	(3,132)
Issuance of common stock:
Exercise of options	86,000	—	645	—	—	645
Stock grants – vesting of Restricted Stock Units	83,057	—	—	—	—	—
Stock Repurchase	(224,334)	—	(2,824)	—	—	(2,824)
Balance: March 31, 2020	44,615,466	$45	$432,363	$185,852	$4,823	$623,083

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	For the Quarter Ended March 31,
	2020	2019

Net income	$13,211	$11,259

Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	772	(1,074)
Other comprehensive income (loss) before tax	772	(1,074)
Income tax expense (benefit) related to items of other comprehensive income	225	(315)
Other comprehensive income (loss)	547	(759)
Total comprehensive income	$13,758	$10,500

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Three Months Ended March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$13,211	$11,259
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses - loans	2,279	540
Provision for credit losses – securities AFS	1,800	—
Stock–based compensation expense	767	692
Depreciation and amortization	763	738
Deferred tax expense	1,722	734
Amortization of core deposit intangible	519	630
Amortization of mortgage servicing rights – net	361	320
Amortization of premiums on purchased loans – net	(4,174)	(2,171)
Gain on sale of REO	—	(118)
Gain from hedging activities	(36)	(291)
(Increase) decrease in other assets	(7,355)	887
Decrease in accounts payable and other liabilities	(8,973)	(2,028)
Net cash provided by operating activities	884	11,192

Cash Flows from Investing Activities:
Net increase in loans	(263,552)	(141,346)
Proceeds from sale of REO	—	468
Purchase of premises and equipment	(977)	(852)
Recovery of allowance for credit losses	451	208
Purchases of AFS securities	(3,000)	—
Maturities of AFS securities	55,443	20,537
Sale (purchases) of FHLB stock, net	351	(2,427)
Net cash used in investing activities	(211,284)	(123,412)

Cash Flows from Financing Activities:
Increase in deposits	139,683	35,734
Net increase in FHLB advances	51,000	92,000
Dividends paid	(3,132)	(2,230)
Proceeds from sale of stock, net	645	97
Repurchase of stock	(2,824)	—
Net cash provided by financing activities	185,372	125,601

Increase (decrease) in cash and cash equivalents	(25,028)	13,381
Cash and cash equivalents at beginning of year	65,387	67,312
Cash and cash equivalents at end of period	$40,359	$80,693

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$—	$149
Interest	19,804	17,447
Noncash transactions:
Transfer of loans to loans held for sale	$10,163	$101,397
Chargeoffs against allowance for credit losses	530	548

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 - UNAUDITED

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements include First Foundation Inc. (“FFI”) and its wholly owned subsidiaries: First Foundation Advisors (“FFA”) and First Foundation Bank (“FFB” or the “Bank”) and the wholly owned subsidiaries of FFB, First Foundation Insurance Services (“FFIS”) and Blue Moon Management, LLC (collectively referred to as the “Company”). All intercompany balances and transactions have been eliminated in consolidation. The results of operations reflect any interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The results for the 2020 interim periods are not necessarily indicative of the results expected for the full year.

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

The accompanying unaudited consolidated financial statements include all information and footnotes required for interim financial statement presentation. These financial statements assume that readers have read the most recent Annual Report on Form 10-K which contains the latest available audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2019.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2020 presentation.

Recently adopted accounting guidance

Measurement of Credit Losses on Financial Instruments: In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which introduces new guidance for the accounting for credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new model, referred to as the current expected credit losses (“CECL”) model, applies to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure.

The Company adopted the amendments within ASU 2016-13 on January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the periods beginning after that date are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable U.S. GAAP.

There was not any cumulative effect adjustment upon adoption. The Company elected to continue to account for purchase credit impaired (“PCI”) as a pool under ASC 310-30 and applied the prospective transition approach. The Company applied the prospective transition approach for debt securities for which other-than-temporary impairment had been recognized prior to January 1, 2020. As a result, the amortized cost basis remains the same before and after the effective date. The effective interest rate on these debt securities was not changed.

Allowance for credit losses on investment securities: On January 1, 2020, the Company adopted the amendments within ASU 2016-13, which replaces the legacy US GAAP Other Than Temporary Impairment (“OTTI”) model with a credit loss model. The credit loss model under ASC 326-30, applicable to debt securities available for sale (“Securities AFS”), requires recognition of credit losses through an allowance account, but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. For Securities AFS, a decline in fair value due to credit loss results in recognition of an allowance for credit losses. Impairment may result from credit deterioration of the issuer or collateral underlying the security. The assessment of determining if a decline in fair value resulted from a credit loss is performed at the individual security level. Among other factors, the Company considers: 1) the extent to which the fair value is less than the amortized cost basis; 2) the financial condition and near term prospects of the issuer, including consideration of relevant financial metrics or ratios of the issuer; 3) any adverse conditions related to an industry or geographic area of an issuer; 4) any changes to the rating of the security by a rating agency; and 5) any past due principal or interest payments from the issuer. If an assessment of the above factors indicates that a credit loss exists, the Company records an allowance for credit losses for the excess of the amortized cost basis over the present value of cash flows expected to be collected, limited to the amount that the security's fair value is less than its amortized cost basis. Subsequent changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Interest accruals and amortization and accretion of premiums

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 – UNAUDITED

and discounts are suspended when the credit loss is recognized in earnings. Any interest received after the security has been placed on nonaccrual status is recognized on a cash basis. Accrued interest receivable on Securities AFS is excluded from the estimate of expected credit losses.

The provision for credit losses on the consolidated income statement includes the provisions for credit losses for loans and securities AFS. For the quarter ending March 31, 2020, the provision for credit losses for loans was $2.3 million and the provision for credit losses for securities AFS was $1.8 million, resulting in a total provision for credit losses of $4.1 million.

Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides optional guidance for applying generally accepted accounting principles (“GAAP”) to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met.  The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform.  The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022.  The adoption of ASU 2020-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes”. ASU 2019-12 provides amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of ASU 2019-12 is not expected to have a significant impact on the Company's consolidated financial statements.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections.  ASU 2019-07 amends certain Securities and Exchange Commission (“SEC”) sections or paragraphs within the Accounting Standards Codification (“ASC”) to reflect changes in SEC Final Rule Releases (“SEC Releases”) No. 33-10532, Disclosure Update and Simplification and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization.  The effective date and transition requirements for the amendments in this ASU are the same as the effective dates and transition requirements in SEC Releases 33-10532, 33-10231, and 33-10442, as amended by this ASU. The adoption of ASU 2019-07 is not expected to have a significant impact on the Company's consolidated financial statements.

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

For the Three Months Ended March 31, 2020 – UNAUDITED

Securities available for sale and effective with the adoption of ASU 2016-01 on January 1, 2018, investments in equity securities, are measured at fair value on a recurring basis depending upon whether the inputs are Level 1, 2 or 3 as described above.

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2020:
Investment securities available for sale:
Agency mortgage-backed securities	$862,811	$—	$862,811	$—
Beneficial interest – FHLMC securitizations	38,415	—	—	38,415
Corporate bonds	58,786	—	58,786	—
Other	1,465	409	1,056	—
Investment in equity securities	293	293	—	—
Total assets at fair value on a recurring basis	$961,770	$702	$922,653	$38,415

Derivatives:
Interest rate swaps	$8,333	$—	$8,333	$—

December 31, 2019:
Investment securities available for sale:
Agency mortgage-backed securities	$914,977	$—	$914,977	$—
Beneficial interest – FHLMC securitizations	42,706	—	—	42,706
Corporate bonds	55,834	—	55,834	—
Other	1,449	403	1,046	—
Investment in equity securities	434	434	—	—
Total assets at fair value on a recurring basis	$1,015,400	$837	$971,857	$42,706

The decrease in Level 3 assets from December 31, 2019 was due to Beneficial interest – FHLMC securitization paydowns.

Due to higher than expected prepayments on an underlying 2016 securitization, especially during the last three quarters, the value of an interest only strip security became impaired and we were required to reduce the value of the security by $1.8 million.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses.  Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3. The total collateral dependent impaired Level 3 loans were $18.0 million and $18.9 million at March 31, 2020 and December 31, 2019, respectively.  There were no specific reserves related to these loans at March 31, 2020 and December 31, 2019.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 – UNAUDITED

subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Fair Value of Financial Instruments

FASB ASC 825-10, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate such value. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis are discussed above. The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies and are based on the exit price notion set forth by ASU 2016-01. In cases where quoted market prices are not available, fair values are based on estimates using present value or other market value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The aggregate fair value amounts presented below do not represent the underlying value of the Company.

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

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include beneficial interests in FHLMC securitizations. Significant assumptions in the valuation of these Level 3 securities as of March 31, 2020 and December 31, 2019 included prepayment rates ranging from 15% to 25% and discount rates ranging from 6.6% to 10%.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 – UNAUDITED

Loans Held for Investment. The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed rate loans is derived by calculating the discounted value of future cash flows expected to be received by the various homogeneous categories of loans or by reference to secondary market pricing. All loans have been adjusted to reflect changes in credit risk.

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

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
March 31, 2020:
Assets:
Cash and cash equivalents	$40,359	$40,359	$—	$—	$40,359
Securities AFS	961,477	409	922,653	38,415	961,477
Loans held for sale	520,721	—	526,082	—	526,082
Loans, net	4,782,513	—	—	4,831,887	4,831,887
Investment in FHLB stock	21,168	—	21,168	—	21,168
Investment in equity securities	293	293	—	—	293

Liabilities:
Deposits	$5,030,827	$3,080,232	$1,950,121	$—	$5,030,353
Borrowings	794,000	—	784,000	10,000	794,000
Interest rate swaps	8,333	—	8,333	—	8,333

December 31, 2019:
Assets:
Cash and cash equivalents	$65,387	$65,387	$—	$—	$65,387
Securities AFS	1,014,966	403	971,857	42,706	1,014,966
Loans held for sale	503,036	—	506,750	—	506,750
Loans, net	4,526,833	—	—	4,573,516	4,573,516
Investment in FHLB stock	21,519	—	21,519	—	21,519
Investment in equity securities	434	434	—	—	434
Liabilities:
Deposits	$4,891,144	$2,913,493	$1,977,652	$—	$4,891,145
Borrowings	743,000	—	733,000	10,000	743,000

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 – UNAUDITED

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2020:
Agency mortgage-backed securities	$855,835	$17,589	$(10,613)	$862,811
Beneficial interests in FHLMC securitization	40,433	878	(2,896)	38,415
Corporate bonds	57,000	1,921	(135)	58,786
Other	1,392	73	—	1,465
Total	$954,660	$20,461	$(13,644)	$961,477

December 31, 2019:
Agency mortgage-backed securities	$905,949	$9,174	$(146)	$914,977
Beneficial interests in FHLMC securitization	47,586	1,801	(6,681)	42,706
Corporate bonds	54,000	1,834	—	55,834
Other	1,386	63	—	1,449
Total	$1,008,921	$12,872	$(6,827)	$1,014,966

US Treasury securities of $0.4 million as of March 31, 2020 that are included in the table above as Other are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations. As of March 31, 2020, $74 million of agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into in 2019 and 2018.

The tables below indicate, as of March 31, 2020 and December 31, 2019, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2020
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$501,901	$(10,613)	$—	$—	$501,901	$(10,613)
Beneficial interests in FHLMC securitization	18,667	(2,607)	503	(289)	19,170	(2,896)
Corporate bonds	14,865	(135)	—	—	14,865	(135)
Other	—	—	—	—	—	—
Total temporarily impaired securities	$535,433	(13,355)	$503	$(289)	$535,936	$(13,644)

	Securities with Unrealized Loss at December 31, 2019
	Less than 12 months		12 months or more		Total
(dollars in thousands)	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Agency mortgage-backed securities	$5,488	$(2)	$13,880	$(144)	$19,368	$(146)
Beneficial interests in FHLMC securitization	20,609	(2,856)	3,220	(3,825)	23,829	(6,681)
Total temporarily impaired securities	$26,097	$(2,858)	$17,100	$(3,969)	$43,197	$(6,827)

Unrealized losses in agency mortgage-backed securities, beneficial interests in FHLMC securitizations, and other securities have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell, it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in discount rates and assumptions regarding future interest rates. The fair value is expected to recover as the bonds approach maturity. The assessment of determining if a decline in fair value resulted from a credit loss is performed at the individual security level. Among other factors considered are: 1) the extent to which the fair value is less than the amortized cost basis; 2) the financial condition and near term prospects of the issuer, including consideration of relevant financial metrics or ratios of the issuer; 3) any adverse conditions related to an industry or geographic area of an issuer; 4) any changes to the rating of the security by a

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 – UNAUDITED

rating agency; and 5) any past due principal or interest payments from the issuer. If an assessment of the above factors indicates that a credit loss exists, the Company records an allowance for credit losses for the excess of the amortized cost basis over the present value of cash flows expected to be collected, limited to the amount that the security's fair value is less than its amortized cost basis. Subsequent changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized in earnings. Any interest received after the security has been placed on nonaccrual status is recognized on a cash basis.

Allowance for credit losses – Securities AFS
(dollars in thousands)
Balance: December 31, 2019	$—
Provision for credit losses	1,800
Impairment recorded	(1,800)
Balance: March 31, 2020	—

Due to higher than expected prepayments on an underlying 2016 securitization, especially during the last three quarters, the value of an interest only strip security became impaired and we were required to reduce the value of the security by $1.8 million. The impairment was included as a charge in provision for credit losses on the consolidated income statement.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 – UNAUDITED

The scheduled maturities of securities AFS and the related weighted average yields were as follows for the periods indicated:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
March 31, 2020
Amortized Cost:
Corporate bonds	$—	$—	$57,000	$—	$57,000
Other	—	400	992	—	1,392
Total	—	400	57,992	—	58,392
Weighted average yield	—%	2.26%	5.35%	—%	5.33%
Estimated Fair Value:
Corporate bonds	$—	$—	$58,786	$—	$58,786
Other	—	409	1,056	—	1,465
Total	$—	$409	$59,842	$—	$60,251

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
December 31, 2019
Amortized Cost:
Corporate bonds	$—	$—	$54,000	$—	$54,000
Other	—	400	986	—	1,386
Total	$—	$400	$54,986	$—	$55,386
Weighted average yield	—%	2.25%	5.29%	—%	5.27%
Estimated Fair Value:
Corporate bonds	$—	$—	$55,834	$—	$55,834
Other	—	403	1,046	—	1,449
Total	$—	$403	$56,880	$—	$57,283

Agency mortgage-backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage-backed securities and beneficial interests as of March 31, 2020 was 2.37%.

NOTE 4: LOANS

The following is a summary of our loans as of:

(dollars in thousands)	March 31, 2020	December 31, 2019
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,369,081	$2,143,919
Single family	851,443	871,181
Total real estate loans secured by residential properties	3,220,524	3,015,100
Commercial properties	793,182	834,042
Land	68,101	70,257
Total real estate loans	4,081,807	3,919,399
Commercial and industrial loans	696,596	600,213
Consumer loans	17,476	16,273
Total loans	4,795,879	4,535,885
Premiums, discounts and deferred fees and expenses	9,634	11,748
Total	$4,805,513	$4,547,633

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 – UNAUDITED

As of December 31, 2019, the principal balance shown above is net of unaccreted discount related to loans acquired in acquisitions of $8.4 million.

In 2017 and 2018 the Company purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. The carrying amount of these purchased credit impaired loans is as follows as of:

(dollars in thousands)	March 31, 2020	December 31, 2019
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$364	$366
Commercial properties	5,544	6,146
Land	—	1,058
Total real estate loans	5,908	7,570
Commercial and industrial loans	328	603
Total loans	6,236	8,173
Unaccreted discount on purchased credit impaired loans	(3,129)	(3,657)
Total	$3,107	$4,516

Accretable yield, or income expected to be collected on purchased credit impaired loans, and the related changes, is as follows for the periods indicated:

(dollars in thousands)	Three Months Ended March 31, 2020	Year Ended December 31, 2019

Beginning balance	$402	$767
Accretion of income	(28)	(311)
Reclassification from nonaccretable difference	(300)	10
Disposals	—	(64)
Ending balance	$74	$402

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Due and Nonaccrual	Current	Total
March 31, 2020:
Real estate loans:
Residential properties	$—	$—	$—	$1,704	$1,704	$3,226,037	$3,227,741
Commercial properties	—	—	399	2,355	2,754	790,561	793,315
Land	500	—	—	—	500	67,525	68,025
Commercial and industrial loans	1,023	233	—	5,173	6,429	692,441	698,870
Consumer loans	2	—	—	18	20	17,542	17,562
Total	$1,525	$233	$399	$9,250	$11,407	$4,794,106	$4,805,513

Percentage of total loans	0.03%	0.00%	0.01%	0.19%	0.24%

December 31, 2019:
Real estate loans:
Residential properties	$89	$13	$—	$1,743	$1,845	$3,013,255	$3,015,100
Commercial properties	7,586	—	403	2,410	10,399	823,643	834,042
Land	—	—	—	—	—	70,257	70,257
Commercial and industrial loans	695	2,007	—	8,714	11,416	588,797	600,213
Consumer loans	22	3	—	—	25	16,248	16,273
Total	$8,392	$2,023	$403	$12,867	$23,685	$4,512,200	$4,535,885

Percentage of total loans	0.19%	0.04%	0.01%	0.28%	0.52%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 – UNAUDITED

The following table presents the loans classified as troubled debt restructurings (“TDR”) by accrual and nonaccrual status as of:

	March 31, 2020			December 31, 2019
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential loans	$1,200	$—	$1,200	$1,200	$—	$1,200
Commercial real estate loans	1,168	1,405	2,573	1,188	2,166	3,354
Commercial and industrial loans	618	3,531	4,149	557	2,972	3,529
Total	$2,986	$4,936	$7,922	$2,945	$5,138	$8,083

The following table provides information on loans that were modified as TDRs for the following periods:

Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Three Months Ended March 31, 2020:
Residential loans	—	$—	$—	$—
Commercial real estate loans	—	—	—	—
Commercial and industrial loans	—	—	—	—
Total	—	$—	$—	$—

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year Ended December 31, 2019:
Residential loans	1	$1,200	$1,200	$—
Commercial real estate loans	1	2,872	2,872	—
Commercial and industrial loans	7	1,754	1,754	—
Total	9	$5,826	$5,826	$—

All of these loans were classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loans. These loans have been paying in accordance with the terms of their restructure.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 – UNAUDITED

NOTE 5: ALLOWANCE FOR CREDIT LOSSES

The following is a roll forward of the Bank’s allowance for credit losses for the quarters ended March 31:

(dollars in thousands)	Beginning Balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance
2020:
Real estate loans:
Residential properties	$8,423	$(2,034)	$—	$—	$6,389
Commercial properties	4,166	772	—	—	4,938
Land	573	771	—	—	1,344
Commercial and industrial loans	7,448	2,756	(530)	451	10,125
Consumer loans	190	14	—	—	204
Total	$20,800	$2,279	$(530)	$451	$23,000

2019:
Real estate loans:
Residential properties	$9,216	$422	$—	$—	$9,638
Commercial properties	4,547	(232)	—	—	4,315
Land	391	(149)	—	—	242
Commercial and industrial loans	4,628	503	(543)	207	4,795
Consumer loans	218	(4)	(5)	1	210
Total	$19,000	$540	$(548)	$208	$19,200

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 – UNAUDITED

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses				Unaccreted Credit
	Evaluated for Impairment		Purchased		Component
(dollars in thousands)	Individually	Collectively	Impaired	Total	Other Loans
March 31, 2020:
Allowance for credit losses:
Real estate loans:
Residential properties	$—	$6,389	$—	$6,389
Commercial properties	—	4,938	—	4,938
Land	—	1,344	—	1,344
Commercial and industrial loans	1,189	8,936	—	10,125
Consumer loans	19	185	—	204
Total	$1,208	$21,792	$—	$23,000
Loans:
Real estate loans:
Residential properties	$2,909	$3,224,832	$—	$3,227,741
Commercial properties	7,315	783,129	2,871	793,315
Land	—	68,025	—	68,025
Commercial and industrial loans	7,715	690,919	236	698,870
Consumer loans	18	17,544	—	17,562
Total	$17,957	$4,784,449	$3,107	$4,805,513

December 31, 2019:
Allowance for credit losses:
Real estate loans:
Residential properties	$—	$8,423	$—	$8,423	$1,013
Commercial properties	107	4,059	—	4,166	1,048
Land	—	573	—	573	6
Commercial and industrial loans	763	6,685	—	7,448	277
Consumer loans	—	190	—	190	1
Total	$870	$19,930	$—	$20,800	$2,345
Loans:
Real estate loans:
Residential properties	$2,897	$3,012,203	$—	$3,015,100	$189,339
Commercial properties	6,689	824,026	3,327	834,042	201,370
Land	—	69,476	781	70,257	28,660
Commercial and industrial loans	9,316	590,489	408	600,213	24,143
Consumer loans	—	16,273	—	16,273	253
Total	$18,902	$4,512,467	$4,516	$4,535,885	$443,765

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in a business combination, and the stated principal balance of the related loans. The discount is equal to 0.53% of the stated principal balance of these loans as of December 31, 2019. In addition to this unaccreted credit component discount, an additional $0.3 million of ACL has been provided for these loans as of December 31, 2019.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 – UNAUDITED

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

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. PCD (PCI prior to January 1, 2020) loans are classified s substandard loans.

Loans individually evaluated: Substandard loans and other TDR loans are individually evaluated for credit losses and are broken out separately in the table below.

Loans listed as pass include larger non-homogeneous loans not meeting the risk rating definitions above and smaller, homogeneous loans not assessed on an individual basis.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of:

(dollars in thousands)	Pass	Special Mention	Substandard Loans	Loans Individually Evaluated	Total
March 31, 2020:
Real estate loans:
Residential properties	$3,224,832	$—	$—	$2,909	$3,227,741
Commercial properties	781,902	1,227	2,871	7,315	793,315
Land	68,025	—	—	—	68,025
Commercial and industrial loans	683,273	7,646	236	7,715	698,870
Consumer loans	17,544	—	—	18	17,562
Total	$4,775,576	$8,873	$3,107	$17,957	$4,805,513

December 31, 2019:
Real estate loans:
Residential properties	$3,012,203	$—	$—	$2,897	$3,015,100
Commercial properties	821,425	679	5,249	6,689	834,042
Land	69,476	—	781	—	70,257
Commercial and industrial loans	579,153	8,202	3,542	9,316	600,213
Consumer loans	16,273	—	—	—	16,273
Total	$4,498,530	$8,881	$9,572	$18,902	$4,535,885

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 – UNAUDITED

The risk categories of loans based on year of origination, with classified loans defined as special mention loans, substandard loans and loans individually evaluated as of March 31, 2020, are as follows:

(dollars in thousands)	2020		2019	2018	2017	2016	Prior	Revolving Loans	Total
Loans secured by Real Estate:
Residential
Multifamily
Pass		$437,964	$697,119	$611,435	$377,833	$161,356	$89,830	$—	$2,375,537
Classified		—	—	—	—	—	—	—	—
Total		$437,964	$697,119	$611,435	$377,833	$161,356	$89,830	$—	$2,375,537

Single Family
Pass		$23,415	$113,706	$159,875	$137,909	$143,315	$241,893	$29,182	$849,295
Classified		—	—	—	1,998	—	611	300	2,909
Total		$23,415	$113,706	$159,875	$139,907	$143,315	$242,504	$29,482	$852,204

Commercial Real Estate
Pass		$6,069	$109,467	$145,796	$141,447	$133,583	$246,708	$—	$783,070
Classified		—	44	—	1,716	1,300	7,184	—	10,244
Total		$6,069	$109,511	$145,796	$143,163	$134,883	$253,892	$—	$793,314

Land and Constructions
Pass		$—	$13,618	$22,605	$29,946	$794	$1,062	$—	$68,025
Classified		—	—	—	—	—	—	—	—
Total	$		$13,618	$22,605	$29,946	$794	$1,062	$—	$68,025

Commercial
Pass		$80,076	$195,489	$89,205	$25,538	$17,905	$22,409	$252,711	$683,333
Classified		76	3,886	813	475	4,906	276	5,105	15,537
Total		$80,152	$199,375	$90,018	$26,013	$22,811	$22,685	$257,816	$698,870

Consumer
Pass		$1,514	$—	$1,465	$5	$7,194	$146	$7,220	$17,544
Classified		—	—	—	18	—	—	—	18
Total		$1,514	$—	$1,465	$23	$7,194	$146	$7,220	$17,562

Total loans
Pass		$549,038	$1,129,399	$1,030,381	$712,678	$464,147	$602,048	$289,113	$4,776,804
Classified		76	3,930	831	4,189	6,207	8,071	5,405	28,709
Total		$549,114	$1,133,329	$1,031,212	$716,867	$470,354	$610,119	$294,518	$4,805,513

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 – UNAUDITED

Loans evaluated individually and any related allowance are as follows as of:

	With No Allowance Recorded		With an Allowance Recorded
(dollars in thousands)	Unpaid Principal Balance	Recorded Investment	Unpaid Principal Balance	Recorded Investment	Related Allowance
March 31, 2020:
Real estate loans:
Residential properties	$1,200	$1,200	$1,785	$1,710	$—
Commercial properties	4,963	4,955	2,622	2,359	—
Land	—	—	—	—	—
Commercial and industrial loans	2,470	2,489	5,791	5,226	1,189
Consumer loans	—	—	19	18	19
Total	$8,633	$8,644	$10,217	$9,313	$1,208

December 31, 2019:
Real estate loans:
Residential properties	$2,970	$2,897	$—	$—	$—
Commercial properties	5,683	5,456	1,188	1,188	107
Land	—	—	—	—	—
Commercial and industrial loans	6,485	5,708	3,764	3,653	763
Total	$15,138	$14,061	$4,952	$4,841	$870

The weighted average annualized average balance of the recorded investment for these loans, beginning from when the loan became classified as a loan individually evaluated, and any interest income recorded on these loans after they became classified as a loan individually evaluated is as follows for the:

	Three Months Ended March 31, 2020		Year Ended December 31, 2019
(dollars in thousands)	Average Recorded Investment	Interest Income	Average Recorded Investment	Interest Income
Real estate loans:
Residential properties	$2,974	$13	$1,765	$13
Commercial properties	7,126	59	8,889	341
Land	—	—	523	—
Commercial and industrial loans	9,774	881	10,608	11
Consumer loans	6	—	—	—
Total	$19,880	$953	$21,785	$365

There was no interest income recognized on a cash basis in either 2020 or 2019 on these loans.

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses and the related ACL allocated to these loans:

(dollars in thousands)	Real Estate	Cash	Equipment/ Receivables	Total	ACL Allocation
March 31, 2020:
Loans secured by Real Estate:
Residential properties
Single family	$2,985	$—	$—	$2,985	$—
Commercial real estate loans	7,585	—	—	7,585	—
Land	—	—	—	—	—
Commercial loans	5,267	250	1,983	7,500	558
Consumer loans	—	—	—	—	—
Total	$15,837	$250	$1,983	$18,070	$558

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 – UNAUDITED

NOTE 6: LOAN SALES AND MORTGAGE SERVICING RIGHTS

In 2019, FFB recognized $4.2 million of gains on the sale of $549 million of multifamily loans. For sales of multifamily loans, FFB retained servicing rights for the majority of these loans and recognized mortgage servicing rights as part of the transactions. As of March 31, 2020 and December 31, 2019, mortgage servicing rights were $6.6 million and $7 million, respectively and the amount of loans serviced for others totaled $1.4 billion at March 31, 2020 and $1.7 billion at December 31, 2019. Servicing fees for the three months ended March 31, 2020, and in 2019 were $0.4 million and $1.7 million, respectively.

NOTE 7: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$1,315,114	—	$1,192,481	—
Interest-bearing	384,215	0.436%	386,276	0.635%
Money market and savings	1,380,903	0.849%	1,334,736	1.355%
Certificates of deposits	1,950,595	1.732%	1,977,651	1.971%
Total	$5,030,827	0.938%	$4,891,144	1.217%

At March 31, 2020, of the $559 million of certificates of deposits of $250,000 or more, $557 million mature within one year and $2 million mature after one year. Of the $1.4 billion of certificates of deposit of less than $250,000, $1.4 billion mature within one year and $12 million mature after one year. At December 31, 2019, of the $472 million of certificates of deposits of $250,000 or more, $471 million mature within one year and $0.8 million mature after one year. Of the $1.5 billion of certificates of deposit of less than $250,000, $1.5 billion mature within one year and $13 million mature after one year.

NOTE 8: BORROWINGS

At March 31, 2020, our borrowings consisted of $34 million of overnight FHLB advances at the Bank, $750 million in FHLB term advances at the Bank and $10 million of borrowings under a holding company line of credit. At December 31, 2019, our borrowings consisted of $233 million of overnight FHLB advances at the Bank, a $500 million FHLB term advance at the Bank, and $10 million of borrowings under a holding company line of credit. The $500 million and $250 million FHLB term advances outstanding at March 31, 2020 mature in September 2020 and March 2021, respectively, and bear interest rates of 1.77% and 0.47%, respectively. The overnight FHLB advances were paid in full in the early part of April 2020 and January 2020, respectively, and bore interest rates of 0.21% and 1.66%, respectively. At March 31, 2020, the interest rate on the holding company line of credit was 5.41%.

FHLB advances are collateralized primarily by loans secured by multifamily and commercial real estate properties with a carrying value of $3.6 billion as of March 31, 2020. As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB. The Bank’s total borrowing capacity from the FHLB at March 31, 2020 was $1.6 billion. In addition to the $784 million borrowing at March 31, 2020, the Bank had in place $281 million of letters of credit from the FHLB which are used to meet collateral requirements for borrowings from the State of California and local agencies.

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $40 million. The loan agreement matures in five years, with an option to extend the maturity date subject to certain conditions, and bears interest at 90 day LIBOR plus 350 basis points (3.50%). FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in FFB.  We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. As of December 31, 2019 and March 31, 2020, FFI was in compliance with the covenants on this loan agreement.

The Bank also has $120 million available borrowing capacity through unsecured fed funds lines, ranging in size from $20 million to $25 million, with five other financial institutions and a $184 million secured line with the Federal Reserve Bank. None of

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 – UNAUDITED

these lines had outstanding borrowings as of March 31, 2020. Combined, the Bank’s unused lines of credit as of March 31, 2020 and December 31, 2019 were $1.8 billion and $1.4 billion, respectively.  The average balance of overnight borrowings during the first three months of 2020 was $126 million, as compared to $413 million during all of 2019.

NOTE 9: LEASES

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

Certain leases include options to renew, with renewal terms that can extend the lease term. The depreciable life of leased assets is limited by the expected lease term.

Supplemental lease information at or for the three months ended March 31, 2020 is as follows:

(dollars in thousands)
Balance Sheet:
Operating lease asset classified as other assets	$15,240
Operating lease liability classified as other liabilities	16,648

Income Statement:
Operating lease cost classified as occupancy and equipment expense	$1,469

Weighted average lease term, in years	4.85
Weighted average discount rate	3.62%
Operating cash flows	$1,534

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

The table below summarizes the maturity of remaining lease liabilities at March 31, 2020:

(dollars in thousands)
2020	$4,482
2021	6,023
2022	5,147
2023	2,305
2024 and after	3,211
Total future minimum lease payments	$21,168
Discount on cash flows	(4,520)
Total lease liability	$16,648

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 – UNAUDITED

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

	2020		2019
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted

Net income	$13,211	$13,211	$11,259	$11,259

Basic common shares outstanding	44,669,661	44,669,661	44,540,865	44,540,865
Effect of contingent shares issuable		—		1,592
Effect of options and restricted stock		283,008		255,849
Diluted common shares outstanding		44,952,669		44,798,306

Earnings per share	$0.30	$0.29	$0.25	$0.25

Based on a weighted average basis, restricted stock units to purchase 118,750 shares of common stock were excluded for the three months ended March 31, 2020 because their effect would have been anti-dilutive.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2020 – UNAUDITED

NOTE 11: SEGMENT REPORTING

For the quarters ended March 31, 2020 and 2019, the Company had two reportable business segments: Banking (FFB and FFIS) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

(dollars in thousands)	Banking	Wealth Management	Other	Total
Quarter ended March 31, 2020:
Interest income	$62,338	$—	$—	$62,338
Interest expense	17,440	—	30	17,470
Net interest income	44,898	—	(30)	44,868
Provision for loan losses	4,079	—	—	4,079
Noninterest income	4,659	6,488	(472)	10,675
Noninterest expense	26,229	6,165	463	32,857
Income (loss) before taxes on income	$19,249	$323	$(965)	$18,607

Quarter ended March 31, 2019:
Interest income	$60,544	$—	$—	$60,544
Interest expense	19,482	—	15	19,497
Net interest income	41,062	—	(15)	41,047
Provision for loan losses	540	—	—	540
Noninterest income	2,994	5,731	(260)	8,465
Noninterest expense	26,587	5,518	840	32,945
Income (loss) before taxes on income	$16,929	$213	$(1,115)	$16,027

NOTE 12: SUBSEQUENT EVENTS

Cash Dividend

On April 28, 2020, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per common share to be paid on June 15, 2020 to stockholders of record as of the close of business on June 1, 2020.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the quarter ended March 31, 2020 as compared to our results of operations in the quarter ended March 31, 2019; and our financial condition at March 31, 2020 as compared to our financial condition at December 31, 2019. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2019, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (our “2019 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020.

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

The principal risks and uncertainties to which our businesses are subject are discussed in Item 2 of this report and in our 2019 10-K under the heading “Risk Factors”. Therefore, you are urged to read not only the information contained under the heading “Risk Factors” in Item 2, but also the risk factors and other cautionary information contained in our 2019 10-K under the heading “Risk Factors” which qualify the forward-looking statements contained in this report.

The COVID-19 pandemic has created economic and financial disruptions that have adversely affected, and may continue to adversely affect, our business, operations, financial performance and prospects. Even after the COVID-19 pandemic subsides, it is possible that the U.S. and other major economies experience or continue to experience a prolonged recession, which could materially and adversely affect our business, operations, financial performance and prospects. Statements about the effects of the COVID-19 pandemic on our business, operations, financial performance and prospects may constitute forward-looking statements and are subject to the risk that the actual impacts may differ, possibly materially, from what is reflected in those forward-looking statements due to factors and future developments that are uncertain, unpredictable and in many cases beyond our control, including the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties and us.

Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this report or in our 2019 10-K, except as may otherwise be required by applicable law or government regulations.

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

Allowance for Credit Losses. We adopted CECL to compute our allowance for credit losses (“ACL”) on January 1, 2020.  Our ACL is established through a provision for credit losses charged to expense and may be reduced by a recapture of previously established loss reserves, which are also reflected in the income statement. Loans are charged against the ACL when management believes that collectability of the principal is unlikely. The CECL model requires the ACL to cover estimated credit losses expected over the life of an exposure. This evaluation takes into consideration such factors as current economic projections, projected payment estimates, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and certain other factors that may affect the borrower’s ability to pay. While we use the best information available to make this evaluation, future adjustments to our ACL may be necessary if there are significant changes in economic or other conditions that can affect the collectability in full of loans in our loan portfolio.

Utilization and Valuation of Deferred Income Tax Benefits. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (collectively “tax benefits”) that we believe will be available to us to offset or reduce income taxes in future periods. Under applicable federal and state income tax laws and regulations, tax benefits related to tax loss carryforwards will expire if they cannot be used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset related to tax loss carryforwards to reduce income taxes in the future depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then we would establish a valuation allowance to reduce the deferred tax asset on our balance sheet to the amount with respect to which we believe it is still more likely than not that we will be able to use to offset or reduce taxes in the future. The establishment of such a valuation allowance, or any increase in an existing valuation allowance, would be effectuated through a charge to the provision for income taxes or a reduction in any income tax credit for the period in which such valuation allowance is established or increased.

We have two business segments, “Banking” and “Wealth Management.” Banking includes the operations of FFB and FFIS and Wealth Management includes the operations of FFA. The financial position and operating results of the stand-alone holding company, FFI, are included under the caption “Other” in certain of the tables that follow, along with any consolidation elimination entries.

Overview and Recent Developments

The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption has resulted in the shuttering of businesses across the country, significant job loss, and aggressive measures by the federal government.

Congress, the President, and the Federal Reserve have taken several actions designed to cushion the economic fallout. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion legislative package. The goal of the CARES Act is to prevent a severe economic downturn through various measures, including direct financial aid to American families and economic stimulus to significantly impacted industry sectors. The package also includes extensive emergency funding for hospitals and providers. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts could have a material impact on our operations and financial results. The following is a list of the impacts that are considered significant at this time.

In response to the potential impact on liquidity resulting from the COVID-19 pandemic and to encourage banks to work with borrowers, FASB issued accounting guidelines that do not require forbearance or restructuring of loans completed as a result of the COVID-19 pandemic to be classified as troubled debt restructures.

Upon the World Health Organization’s pandemic declaration, we implemented our Pandemic Response Business Continuity Plan, under which we moved approximately 85% of our corporate employees to a remote working strategy and implemented protocols for the safety of our clients and employees. The transition to working remotely was achieved within a week and did not require any significant costs due to our existing technology platform in place. Additional costs associated with the safety protocols, such as additional cleaning and supplies has been offset by reduced costs for parking, meals, entertainment and travel. We have implemented alternative procedures, such as electronic signatures and approvals, to maintain effective internal controls over our financial reporting processes.

Our financial position and results of operations through the first quarter have been impacted by increases in the allowance for credit losses as current economic projections, used in our CECL modeling, contemplate a significant adverse impact on the economy in the coming months resulting in higher estimates of credit losses. Due to the significant decrease in rates, our funding costs started to decline in March and are expected to decline over the course of the year if the current interest rate environment persists.

Potential impacts to our future financial position and results of operation include:

•	Continuing adverse impacts of loan performance, including increased levels of chargeoffs and the need for additional allowance for credit loss reserves.
•

Origination of loans under the Paycheck Protection Program (PPP) administered by the Small Business Administration. We expect to originate approximately $165 million of loans under this program during the second quarter. These loans bear interest at 1%, are for a term of two years and we are paid a fee for originating these loans, which we expect to average between 2.5% to 3%. While uncertain at this time, it is expected that a majority of these loans will be repaid within 90 days of their origination by the SBA under the forgiveness terms of the loans.

•	Continuing low levels of funding costs due to the expected continuation of the current low interest rate environment.
•	After funding of existing pipelines, expectations of significantly lower origination volumes due in part to the large credit spreads on certain lending and investment security products.
•

The issuance of forbearance agreements to accommodate our borrowers. We have received and granted requests for forbearance on certain commercial loans, primarily to smaller businesses. However, we do require documentation of financial difficulty before granting a request, and we do not expect a significant level of forbearance activity in our loans secured by multifamily or single family real estate. The change in accounting guidelines that do not require forbearance or restructuring of loans completed as a result of the COVID 19 pandemic to be classified as troubled debt restructures will minimize the financial impact of these accommodations.

•

Due to higher credit spreads, the probability of completing a loan sale and securitization in the third quarter of 2020 has decreased, and the level of expected gain is uncertain. If the sale does not occur, our balance sheet will remain at higher levels reducing our liquidity and capital levels.

•	Pricing volatility of our AFS securities portfolio.
•	Potential servicing advances required under our loan servicing agreements if borrowers are granted forbearances or do not pay their loans on a timely basis.

As previously mentioned, our funding costs have and are expected to continue to decrease. We do not expect any significant impact to our liquidity or contingent liquidity sources at this time. Due to available funding sources, we do not expect reduced cash flows caused by forbearances, loans issued under PPP, servicing advances or increases in delinquencies to have a material adverse impact on our liquidity position.

The significant decrease in the value of stocks caused by the COVID-19 pandemic caused a 12% decrease in our assets under management during the first quarter of 2020 which will result in reduced revenues in future quarters. This will adversely impact the results of our Wealth Management operations in future periods.

Our results of operations for the first quarter of 2020 include:

•

Total loans, including loans held for sale, increased $276 million in the first quarter of 2020 as a result of $664 million of originations and an $8 million positive mark to market valuation on our loans held for sale related to our hedging activities which were partially offset by payoffs or scheduled payments of $396 million.

•

During the first three months of 2020, total deposits increased by $140 million and total revenues (net interest income and noninterest income) increased by 12% when compared to the first three months of 2019.

Results of Operations

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, gains on sales of loans, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of assets under management (“AUM”). Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 53% and 74%, respectively, of the total noninterest expense for Banking and Wealth Management in the first quarter of 2020.

The following table shows key operating results for each of our business segments for the quarter ended March 31:

(dollars in thousands)	Banking	Wealth Management	Other	Total
2020:
Interest income	$62,338	$—	$—	$62,338
Interest expense	17,440	—	30	17,470
Net interest income	44,898	—	(30)	44,868
Provision for credit losses	4,079	—	—	4,079
Noninterest income	4,659	6,488	(472)	10,675
Noninterest expense	26,229	6,165	463	32,857
Income (loss) before taxes on income	$19,249	$323	$(965)	$18,607
2019:
Interest income	$60,544	$—	$—	$60,544
Interest expense	19,482	—	15	19,497
Net interest income	41,062	—	(15)	41,047
Provision for credit losses	540	—	—	540
Noninterest income	2,994	5,731	(260)	8,465
Noninterest expense	26,587	5,518	840	32,945
Income (loss) before taxes on income	$16,929	$213	$(1,115)	$16,027

General. Our net income and income before taxes in the first quarter of 2020 were $13.2 million and $18.6 million, respectively, as compared to $11.3 million and $16.0 million, respectively, in the first quarter of 2019. The $2.6 million increase in income before taxes was the result of a $2.3 million increase in income before taxes for Banking, a $0.1 million increase in income before taxes for Wealth Management, a $0.2 million decrease in corporate noninterest income and a $0.4 million decrease in corporate noninterest expenses. The increase in Banking was due to higher interest income and higher noninterest income which were partially offset by a higher provision for credit losses and higher noninterest expenses. The increase in Wealth Management was due to higher noninterest income which was partially offset by higher noninterest expenses. The decrease in corporate expenses was due to decreases in noninterest expenses.

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

	Quarter Ended March 31:
	2020			2019
(dollars in thousands)	Average Balances	Interest	Average Yield / Rate	Average Balances	Interest	Average Yield / Rate
Interest-earning assets:
Loans	$5,082,152	$54,884	4.32%	$4,835,920	$53,835	4.46%
Securities	999,625	6,997	2.80%	802,503	6,165	3.07%
FHLB stock, fed funds, and deposits	62,020	457	2.96%	48,801	544	4.52%
Total interest-earning assets	6,143,797	62,338	4.06%	5,687,224	60,544	4.27%

Noninterest-earning assets:
Nonperforming assets	11,924			12,226
Other	173,929			184,081
Total assets	$6,329,650			$5,883,531

Interest-bearing liabilities:
Demand deposits	$359,410	$726	0.81%	$313,084	$732	0.95%
Money market and savings	1,373,321	4,395	1.29%	1,173,837	3,350	1,16%
Certificates of deposit	1,973,176	9,525	1.94%	2,018,270	11,366	2.28%
Total interest-bearing deposits	3,705,907	14,646	1.59%	3,505,191	15,448	1.79%
Borrowings	682,936	2,824	1.66%	637,036	4,049	2.58%
Total interest-bearing liabilities	4,388,843	17,470	1.60%	4,142,227	19,497	1.91%

Noninterest-bearing liabilities:
Demand deposits	1,266,328			1,124,318
Other liabilities	57,036			58,077
Total liabilities	5,712,207			5,324,622
Shareholders’ equity	617,443			558,909
Total liabilities and equity	$6,329,650			$5,883,531

Net Interest Income		$44,868			$41,047

Net Interest Rate Spread			2.46%			2.36%

Net Yield on Interest-earning Assets			2.92%			2.88%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the first quarter ended March 31, 2020, as compared to the first quarter in 2019:

	Increase (Decrease) due to		Net Increase (Decrease)
(dollars in thousands)	Volume	Rate
Interest earned on:
Loans	$2,741	$(1,692)	$1,049
Securities	1,413	(581)	832
FHLB stock, fed funds and deposits	131	(218)	(87)
Total interest-earning assets	4,285	(2,491)	1,794

Interest paid on:
Demand deposits	108	(114)	(6)
Money market and savings	642	403	1,045
Certificates of deposit	(156)	(1,685)	(1,841)
Borrowings	310	(1,535)	(1,225)
Total interest-bearing liabilities	904	(2,931)	(2,027)
Net interest income	$3,381	$440	$3,821

Net interest income for Banking increased $3.8 million from $41.1 million in the first quarter of 2019, to $44.9 million in the first quarter of 2020 due to an 8% increase in interest-earning assets and an increase in the net yield on interest earning assets. On a consolidated basis, the net yield on interest-earning assets increased from 2.88% in the first quarter of 2019 to 2.92% in the first quarter of 2020 due primarily to an increase in the net interest rate spread. The net interest rate spread increased from 2.36% in the first quarter of 2019 to 2.46% in the first quarter of 2020 due to a decrease in costs of interest-bearing liabilities which was partially offset by a decrease in yield on interest earning assets. The yield on interest-earning assets decreased from 4.27% in the first quarter of 2019 to 4.06% in the first quarter of 2020 due to decreases in yields on loans and securities and an increase in the proportion of lower yielding securities and deposits to total interest-earning assets. The yield on loans decreased due to accelerated payoffs of higher yielding loans during the last year and the decrease in market rates which resulted in lower rates on loans added to the portfolio. The yield on securities decreased due to the purchase of $576 million of securities in the third quarter of 2019 at current market rates which were lower than the overall yield realized in 2019. The decrease in the cost of interest-bearing liabilities from 1.91% in the first quarter of 2019 to 1.60% in the first quarter of 2020 was due to decreased costs of interest-bearing deposits, resulting from decreases in deposit market rates, and a decrease in the cost of borrowings due to decreases in the Fed Funds rates which strongly influences our borrowing rates. The average balance outstanding under the holding company line of credit increased from $1.1 million in the first quarter of 2019 to $2.5 million in the first quarter of 2020.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for credit losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. The provision for credit losses in the first quarter of 2020 and 2019 was $4.1 million and $0.5 million, respectively. The $4.1 million provision for credit losses in the first quarter of 2020 was impacted by the adverse change in economic conditions required to be contemplated under CECL and a $1.8 million charge related to impairment in an interest only strip security. The provision for credit losses of $0.5 million for the first quarter of 2019 was due to net chargeoffs of $0.3 million and the growth in loan balances during the quarter.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, and gains and losses from capital market activities and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the quarters ended March 31:

(dollars in thousands)	2020	2019
Trust fees	$1,464	$1,185
Consulting fees	86	106
Deposit charges	323	202
Loan related fees	2,573	1,145
Other	213	356
Total noninterest income	$4,659	$2,994

Noninterest income in Banking in the first quarter of 2020 was $1.7 million higher than the first quarter of 2019 due to a $1.4 million increase in loan fees and a $0.3 million increase in trust fees. The increase in loan fees was due primarily to higher prepayment fees and higher servicing fees.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the quarters ended March 31:

(dollars in thousands)	2020	2019
Noninterest income	$6,488	$5,731

Noninterest income for Wealth Management increased by $0.8 million in the first quarter of 2020 when compared to the first quarter of 2019 due to higher investment management fees as a result of a corresponding increase in AUM.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2020	2019	2020	2019
Quarter Ended March 31:
Compensation and benefits	$14,833	$14,309	$4,582	$4,234
Occupancy and depreciation	4,867	4,241	609	587
Professional services and marketing	1,186	1,240	781	528
Customer service costs	2,372	3,389	—	—
Other expenses	2,971	3,408	193	169
Total noninterest expense	$26,229	$26,587	$6,165	$5,518

Noninterest expense in Banking decreased from $26.6 million in the first quarter of 2019 to $26.2 million in the first quarter of 2020 primarily due to lower customer service costs and other expenses, which were partially offset by higher compensation and benefits and occupancy and depreciation. The $1.0 million decrease in customer service costs was due to lower rates paid as interest rates declined during the first quarter of 2020. Other expenses decreased by $0.4 million due to lower FDIC costs. Compensation and benefits were $0.5 million higher due to raises effective in the first quarter of 2020 and commission costs related to higher loan production volume in the first quarter of 2020. Occupancy and depreciation costs were $0.6 million higher due primarily to higher core processing costs related to higher volumes and services added during 2019. Noninterest expenses for Wealth Management increased by $0.6 million in the first quarter of 2020, when compared to the first quarter of 2019, due to higher compensation and benefits and professional services and marketing expenses. Compensation and benefits were $0.3 million higher due to raises effective in the first quarter of 2020 and compensation paid on the higher levels of income. Professional services and marketing expenses were $0.3 million higher due to costs incurred on a legal matter.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

(dollars in thousands)	Banking	Wealth Management	Other and Eliminations	Total
March 31, 2020:
Cash and cash equivalents	$39,764	$2,269	$(1,674)	$40,359
Securities AFS	961,477	—	—	961,477
Loans held for sale	520,721	—	—	520,721
Loans, net	4,782,513	—	—	4,782,513
Premises and equipment	7,762	671	136	8,569
FHLB Stock	21,168	—	—	21,168
Deferred taxes	8,717	143	272	9,132
Goodwill and intangibles	96,672	—	—	96,672
Other assets	59,739	332	13,026	73,097
Total assets	$6,498,533	$3,415	$11,760	$6,513,708

Deposits	$5,040,658	$—	$(9,831)	$5,030,827
Borrowings	784,000	—	10,000	794,000
Intercompany balances	1,305	605	(1,910)	—
Other liabilities	46,714	2,137	16,947	65,798
Shareholders’ equity	625,856	673	(3,446)	623,083
Total liabilities and equity	$6,498,533	$3,415	$11,760	$6,513,708

December 31, 2019:
Cash and cash equivalents	$65,083	$5,054	$(4,750)	$65,387
Securities AFS	1,014,966	—	—	1,014,966
Loans held for sale	503,036	—	—	503,036
Loans, net	4,526,833	—	—	4,526,833
Premises and equipment	7,561	658	136	8,355
FHLB Stock	21,519	—	—	21,519
Deferred taxes	10,778	133	168	11,079
Goodwill and Intangibles	97,191	—	—	97,191
Other assets	51,229	445	14,396	66,070
Total assets	$6,298,196	$6,290	$9,950	$6,314,436

Deposits	$4,902,958	$—	$(11,814)	$4,891,144
Borrowings	733,000	—	10,000	743,000
Intercompany balances	3,111	469	(3,580)	—
Other liabilities	48,159	3,400	14,864	66,423
Shareholders’ equity	610,968	2,421	480	613,869
Total liabilities and equity	$6,298,196	$6,290	$9,950	$6,314,436

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the first quarter of 2020, total assets increased by $199 million primarily due to an increase in loans, including loans held for sale which was partially offset by a decrease in securities. During the first quarter of 2020, securities decreased by $53 million primarily due to payoffs of mortgage backed securities. Loans and loans held for sale increased $276 million in the first quarter of 2020 as a result of $663 million of originations and an $8 million positive mark to market valuation on our loans held for sale related to our hedging activities which were partially offset by payoffs or scheduled payments of $395 million. The mark to market valuation is offset by a corresponding $8 million recorded in other liabilities. The $140 million growth in deposits during the first quarter of 2020 included increases in branch deposits of $171 million and specialty deposits of $53 million and an $84 million decrease in wholesale deposits. Borrowings increased by $51 million during the first quarter of 2020 primarily to support the growth in our total assets. At March 31, 2020 and December 31, 2019, the outstanding balance on the holding company line of credit was $10 million.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, decreased by $25 million during the first three months of 2020. Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Estimated
(dollars in thousands)	Cost	Gains	Losses	Fair Value
March 31, 2020:
Agency mortgage-backed securities	$855,835	$17,589	$(10,613)	$862,811
Beneficial interest – FHLMC securitization	40,433	878	(2,896)	38,415
Corporate bonds	57,000	1,921	(135)	58,786
Other	1,392	73	—	1,465
Total	$954,660	$20,461	$(13,644)	$961,477

December 31, 2019:
Agency mortgage-backed securities	$905,949	$9,174	$(146)	$914,977
Beneficial interest – FHLMC securitization	47,586	1,801	(6,681)	42,706
Corporate bonds	54,000	1,834	—	55,834
Other	1,386	63	—	1,449
Total	$1,008,921	$12,872	$(6,827)	$1,014,966

The US Treasury Securities are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yield is as follows as of March 31, 2020:

(dollars in thousands)	Less than 1 Year	1 Through 5 years	5 Through 10 Years	After 10 Years	Total
Amortized Cost:
Corporate bonds	$—	$—	$57,000	$—	$57,000
Other	—	400	992	—	1,392
Total	$—	400	57,992	—	58,392
Weighted average yield	—%	2.26%	5.35%	—%	5.33%

Estimated Fair Value:
Corporate bonds	$—	$—	$58,786	$—	$58,786
Other	—	409	1,056	—	1,465
Total	$—	$409	$59,842	$—	$60,251

Agency mortgage-backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage-backed securities and beneficial interests in FHLMC securitizations as of March 31, 2020 was 2.37%.

Loans. The following table sets forth our loans, by loan category, as of:

(dollars in thousands)	March 31, 2020	December 31, 2019
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,369,081	$2,143,919
Single family	851,443	871,181
Total real estate loans secured by residential properties	3,220,524	3,015,100
Commercial properties	793,182	834,042
Land	68,101	70,257
Total real estate loans	4,081,807	3,919,399
Commercial and industrial loans	696,596	600,213
Consumer loans	17,476	16,273
Total loans	4,795,879	4,535,885
Premiums, discounts and deferred fees and expenses	9,634	11,748
Total	$4,805,513	$4,547,633

Loans and loans held for sale increased $276 million in the first quarter of 2020 as a result of $663 million of originations and an $8 million positive mark to market valuation on our loans held for sale related to our hedging activities which were partially offset by payoffs or scheduled payments of $395 million.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	March 31, 2020		December 31, 2019
(dollars in thousands)	Amount	Weighted Average Rate	Amount	Weighted Average Rate
Demand deposits:
Noninterest-bearing	$1,315,114	—	$1,192,481	—
Interest-bearing	384,215	0.436%	386,276	0.635%
Money market and savings	1,380,903	0.849%	1,334,736	1.355%
Certificates of deposits	1,950,595	1.732%	1,977,651	1.971%
Total	$5,030,827	0.938%	$4,891,144	1.217%

During the first three months of 2020, our deposit rates stabilized in a manner consistent with overall deposit market rates. The weighted average rate of our interest bearing deposits decreased from 1.61% at December 31, 2019 to 1.27% at March 31, 2020 due to decreased costs of interest-bearing deposits, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits have decreased from 1.22% at December 31, 2019 to 0.94% at March 31, 2020. The financial impact of the increase in noninterest-bearing deposits is reflected in customer service costs, which are included in noninterest expenses.

The maturities of our certificates of deposit of $100,000 or more were as follows as of March 31, 2020:

(dollars in thousands)
3 months or less	$239,420
Over 3 months through 6 months	366,633
Over 6 months through 12 months	177,600
Over 12 months	10,321
Total	$793,974

From time to time, the Bank will utilize brokered deposits as a source of funding. As of March 31, 2020 the Bank held $1.3 billion of deposits which are classified as brokered deposits.

Borrowings. At March 31, 2020, our borrowings consisted of $34 million of overnight FHLB advances at the Bank, $750 million in FHLB term advances at the Bank and $10 million of borrowings under a holding company line of credit. At December 31, 2019, our borrowings consisted of $233 million of overnight FHLB advances at the Bank, a $500 million FHLB term advance at the Bank, and $10 million of borrowings under a holding company line of credit. $500 million and $250 million of the FHLB term advances outstanding at March 31, 2020 mature in September 2020 and March 2021, respectively, and bear interest rates of 1.77% and 0.47%, respectively. The overnight FHLB advances were paid in full in the early part of April 2020 and January 2020, respectively, and bore interest rates of 0.21% and 1.66%, respectively. Because FFB generally utilizes overnight borrowings, the balance of outstanding borrowings may fluctuate on a daily basis. The average balance of FHLB advances outstanding during the first quarter of 2020 was $681 million, as compared to $636 million for the first quarter of 2019. The weighted average interest rate on these borrowings was 1.65% for the first quarter of 2020, as compared to 2.57% for the first quarter of 2019. The maximum amount of borrowings at the Bank outstanding at any month-end during the first quarter of 2020 and during all of 2019 was $784 million and $956 million, respectively.

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

(dollars in thousands)	30–59 Days	60-89 Days	90 Days or More	Nonaccrual	Total Past Due and Nonaccrual	Current	Total
March 31, 2020:
Real estate loans:
Residential properties	$—	$—	$—	$1,704	$1,704	$3,226,037	$3,227,741
Commercial properties	—	—	399	2,355	2,754	790,561	793,315
Land	500	—	—	—	500	67,525	68,025
Commercial and industrial loans	1,023	233	—	5,173	6,429	692,441	698,870
Consumer loans	2	—	—	18	20	17,542	17,562
Total	$1,525	$233	$399	$9,250	$11,407	$4,794,106	$4,805,513

Percentage of total loans	0.03%	0.00%	0.01%	0.19%	0.24%

December 31, 2019:
Real estate loans:
Residential properties	$89	$13	$—	$1,743	$1,845	$3,013,255	$3,015,100
Commercial properties	7,586	—	403	2,410	10,399	823,643	834,042
Land	—	—	—	—	—	70,257	70,257
Commercial and industrial loans	695	2,007	—	8,714	11,416	588,797	600,213
Consumer loans	22	3	—	—	25	16,248	16,273
Total	$8,392	$2,023	$403	$12,867	$23,685	$4,512,200	$4,535,885

Percentage of total loans	0.19%	0.04%	0.01%	0.28%	0.52%

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	March 31, 2020			December 31, 2019
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential real estate loans	$1,200	$—	$1,200	$1,200	$—	$1,200
Commercial real estate loans	1,168	1,405	2,573	1,188	2,166	3,354
Commercial and industrial loans	618	3,531	4,149	557	2,972	3,529
Total	$2,986	$4,936	$7,922	$2,945	$5,138	$8,083

These loans were classified as a TDR as a result of a reduction in required principal payments, reductions in rates and/or an extension of the maturity date of the loans.

The following is a breakdown of our loan portfolio by the risk category of loans as of:

(dollars in thousands)	Pass	Special Mention	Substandard	Loans Individually Evaluated	Total
March 31, 2020:
Real estate loans:
Residential properties	$3,224,832	$—	$—	$2,909	$3,227,741
Commercial properties	781,902	1,227	2,871	7,315	793,315
Land	68,025	—	—	—	68,025
Commercial and industrial loans	683,273	7,646	236	7,715	698,870
Consumer loans	17,544	—	—	18	17,562
Total	$4,775,576	$8,873	$3,107	$17,957	$4,805,513

December 31, 2019:
Real estate loans:
Residential properties	$3,012,203	$—	$—	$2,897	$3,015,100
Commercial properties	821,425	679	5,249	6,689	834,042
Land	69,476	—	781	—	70,257
Commercial and industrial loans	579,153	8,202	3,542	9,316	600,213
Consumer loans	16,273	—	—	—	16,273
Total	$4,498,530	$8,881	$9,572	$18,902	$4,535,885

 Allowance for Credit Losses. The following table summarizes the activity in our ACL for the periods indicated:

(dollars in thousands)	Beginning Balance	Provision for Credit Losses	Charge-offs	Recoveries	Ending Balance
Quarter ended March 31, 2020:
Real estate loans:
Residential properties	$8,423	$(2,034)	$—	$—	$6,389
Commercial properties	4,166	772	—	—	4,938
Land	573	771	—	—	1,344
Commercial and industrial loans	7,448	2,756	(530)	451	10,125
Consumer loans	190	14	—	—	204
Total	$20,800	$2,279	$(530)	$451	$23,000

Year ended December 31, 2019:
Real estate loans:
Residential properties	$9,216	$(793)	$—	$—	$8,423
Commercial properties	4,547	(381)	—	—	4,166
Land	391	182	—	—	573
Commercial and industrial loans	4,628	3,653	(2,687)	1,854	7,448
Consumer loans	218	(24)	(5)	1	190
Total	$19,000	$2,637	$(2,692)	$1,855	$20,800

Excluding the loans acquired in acquisitions, our ACL represented 0.48% and 0.49% of total loans outstanding as of March 31, 2020 and December 31, 2019, respectively.

The amount of the ACL is adjusted periodically by charges to operations (referred to in our income statement as the “provision for credit losses”) (i) to replenish the ACL after it has been reduced due to loan write-downs or charge-offs, (ii) to reflect increases in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential credit losses due to a deterioration in the condition of borrowers, or in the value of property securing non–performing loans, or adverse changes in economic conditions. The amounts of the provisions we make for credit losses are based on our estimate of losses in our loan portfolio. In estimating such losses, we use economic and loss migration models that are based on bank regulatory guidelines and industry standards, and our historical charge-off experience and loan delinquency rates, local and national economic conditions, a borrower’s ability to repay its borrowings, and the value of any property collateralizing the loan, as well as a number of subjective factors. However, these determinations involve judgments about changes and trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us and a weighting among the quantitative and qualitative factors we consider in determining the sufficiency of the ACL. Moreover, the duration and anticipated effects of prevailing economic conditions or trends can be uncertain and can be affected by a number of risks and circumstances that are outside of our control. If changes in economic or market conditions or unexpected subsequent events were to occur, or if changes were made to bank regulatory guidelines or industry standards that are used to assess the sufficiency of the ACL, it could become necessary for us to incur additional, and possibly significant, charges to increase the ACL, which would have the effect of reducing our income.

In addition, the FDIC and the DBO, as an integral part of their examination processes, periodically review the adequacy of our ACL. These agencies may require us to make additional provisions for credit losses, over and above the provisions that we have already made, the effect of which would be to reduce our income.

The following table presents the balance in the ACL and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses				Unaccreted Credit
	Evaluated for Impairment				Component
(dollars in thousands)	Individually	Collectively	PCD	Total	Other Loans
March 31, 2020:
Allowance for credit losses:
Real estate loans:
Residential properties	$—	$6,389	$—	$6,389
Commercial properties	—	4,938	—	4,938
Land	—	1,344	—	1,344
Commercial and industrial loans	1,189	8,936	—	10,125
Consumer loans	19	185	—	204
Total	$1,208	$21,792	$—	$23,000
Loans:
Real estate loans:
Residential properties	$2,909	$3,224,832	$—	$3,227,741
Commercial properties	7,315	783,129	2,871	793,315
Land	—	68,025	—	68,025
Commercial and industrial loans	7,715	690,919	236	698,870
Consumer loans	18	17,544	—	17,562
Total	$17,957	$4,784,449	$3,107	$4,805,513

	Allowance for Credit Losses				Unaccreted Credit
	Evaluated for Impairment				Component
(dollars in thousands)	Individually	Collectively	PCI	Total	Other Loans
December 31, 2019:
Allowance for credit losses:
Real estate loans:
Residential properties	$—	$8,423	$—	$8,423	$1,013
Commercial properties	107	4,059	—	4,166	1,048
Land	—	573	—	573	6
Commercial and industrial loans	763	6,685	—	7,448	277
Consumer loans	—	190	—	190	1
Total	$870	$19,930	$—	$20,800	$2,345
Loans:
Real estate loans:
Residential properties	$2,897	$3,012,203	$—	$3,015,100	$189,339
Commercial properties	6,689	824,026	3,327	834,042	201,370
Land	—	69,476	781	70,257	28,660
Commercial and industrial loans	9,316	590,489	408	600,213	24,143
Consumer loans	—	16,273	—	16,273	253
Total	$18,902	$4,512,467	$4,516	$4,535,885	$443,765

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in acquisitions, and the stated principal balance of the related loans. The discount is equal to 0.53% as of December 31, 2019. In addition to this unaccreted credit component discount, an additional $0.3 million of the ACL was provided for these loans as of December 31, 2019.

Liquidity

Liquidity management focuses on our ability to generate, on a timely and cost-effective basis, cash sufficient to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. Our liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in marketable securities or held as cash at the Federal Reserve Bank of San Francisco or other financial institutions.

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of FFI common stock. The remaining balances of the Company’s lines of credit available to draw down totaled $1.8 billion at March 31, 2020.

Cash Flows Provided by Operating Activities. During the quarter ended March 31, 2020, operating activities provided net cash of $1 million, primarily due to net income of $13 million and $4 million in provisions for credit losses, offset partially by a net increase of $7 million in other assets and $9 million decrease in other liabilities. During the quarter ended March 31, 2019, operating activities provided net cash of $11 million, comprised primarily of our net income of $11 million.

Cash Flows Used in Investing Activities. During the quarter ended March 31, 2020, investing activities used net cash of $209 million, primarily to fund a $264 million net increase in loans and $3 million in securities purchases, offset partially by $55 million in cash received in principal collection and maturities of securities. During the quarter ended March 31, 2019, investing activities used net cash of $123 million, primarily to fund a $141 million net increase in loans and $2 million in FHLB stock purchases, offset partially by $21 million in cash received in proceeds from the sale, principal collection, and maturities of securities.

Cash Flow Provided by Financing Activities. During the quarter ended March 31, 2020, financing activities provided net cash of $185 million, consisting primarily of a net increase of $140 million in deposits and a $51 million increase in FHLB advances, offset partially by $3 million in dividends paid and $3 million in stock repurchases. During the quarter ended March 31, 2019, financing activities provided net cash of $126 million, consisting primarily of net increases of $36 million in deposits and $92 million in FHLB advances, offset partially by $2 million in dividends paid.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2020 and December 31, 2019, the loan-to-deposit ratios at FFB were 106%, and 103%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of March 31, 2020:

(dollars in thousands)
Commitments to fund new loans	$40,567
Commitments to fund under existing loans, lines of credit	430,195
Commitments under standby letters of credit	13,465

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of March 31, 2020, FFB was obligated on $281 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $263 million of deposits from the State of California.

Capital Resources and Dividend Policy

The capital rules applicable to United States based bank holding companies and federally insured depository institutions (“Capital Rules”) require the Company (on a consolidated basis) and FFB (on a stand-alone basis) to meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. In addition, prompt correct action regulations place a federally insured depository institution, such as FFB, into one of five capital categories on the basis of its capital ratios: (i) well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; or (v) critically undercapitalized. A depository institution’s primary federal regulatory agency may determine that, based on certain qualitative assessments, the depository institution should be assigned to a lower capital category than the one indicated by its capital ratios. At each successive lower capital category, a depository institution is subject to greater operating restrictions and increased regulatory supervision by its federal bank regulatory agency.

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
March 31, 2020:
CET1 capital ratio	$522,179	10.47%	$224,446	4.50%
Tier 1 leverage ratio	522,179	8.36%	249,861	4.00%
Tier 1 risk-based capital ratio	522,179	10.47%	299,262	6.00%
Total risk-based capital ratio	548,339	10.99%	399,016	8.00%

December 31, 2019:
CET1 capital ratio	$513,083	10.65%	$216,782	4.50%
Tier 1 leverage ratio	513,083	8.25%	248,798	4.00%
Tier 1 risk-based capital ratio	513,083	10.65%	289,043	6.00%
Total risk-based capital ratio	537,048	11.15%	385,390	8.00%

FFB
March 31, 2020:
CET1 capital ratio	$524,928	10.56%	$223,788	4.50%	$323,249	6.50%
Tier 1 leverage ratio	524,928	8.43%	249,203	4.00%	311,504	5.00%
Tier 1 risk-based capital ratio	524,928	10.56%	298,384	6.00%	397,845	8.00%
Total risk-based capital ratio	551,088	11.08%	397,845	8.00%	497,306	10.00%

December 31, 2019:
CET1 capital ratio	$510,142	10.62%	$216,063	4.50%	$312,091	6.50%
Tier 1 leverage ratio	510,142	8.22%	248,119	4.00%	310,148	5.00%
Tier 1 risk-based capital ratio	510,142	10.62%	288,084	6.00%	384,112	8.00%
Total risk-based capital ratio	534,107	11.12%	384,112	8.00%	480,140	10.00%

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

As of March 31, 2020, FFI had $11.7 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

As of March 31, 2020, the amount of capital at FFB in excess of amounts required to be well capitalized for purposes of the prompt corrective action regulations was $202 million for the CET1 capital ratio, $213 million for the Tier 1 Leverage Ratio, $127 million for the Tier 1 risk-based capital ratio and $54 million for the Total risk-based capital ratio.

The Company paid a quarterly cash dividend of $0.07 per common share in the first quarter of 2020. It is our current intention to continue to pay quarterly dividends. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. We paid $8.9 million in dividends ($0.20 per share) in 2019.

We had no material commitments for capital expenditures as of March 31, 2020. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial risks, which are discussed in detail in Management's Discussion and Analysis of Financial Condition and Results of Operations in the section titled Asset and Liability Management: Interest Rate Risk in our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission on March 2, 2020.  There have been no material changes to our quantitative and qualitative disclosures about market risk since December 31, 2019.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2020, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.	RISK FACTORS

The following risk factor supplements, and should be read in conjunction with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The COVID-19 pandemic and measures intended to prevent its spread are adversely affecting us and our customers, employees and third-party service providers, and the ultimate extent of the impacts on our business, financial condition, results of operations, liquidity and prospects is uncertain.

Global health concerns relating to the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have created significant economic uncertainty and reduced economic activity, including within our market areas. Governmental authorities have implemented numerous measures to try to contain the virus, such as travel bans and restrictions, quarantines, “stay at home” orders and business limitations and shutdowns. These measures have caused significant unemployment and have negatively impacted consumer and business spending. The United States government has taken steps to attempt to mitigate some of the more severe anticipated economic effects of the virus, including the passage of the CARES Act, but there can be no assurance that such steps will be effective or achieve their desired results in a timely fashion.  Continued deterioration in general business and economic conditions caused by the COVID-19 pandemic, including further increases in unemployment rates, or turbulence in domestic or global financial markets, could adversely affect our revenues and the values of our assets and liabilities, reduce the availability of funding, lead to a tightening of credit, and further increase stock price volatility, which could result in impairment to our goodwill in future periods.  In addition, changes to statutes, regulations, or regulatory policies or practices as a result of, or in response to COVID-19, could affect us in substantial and unpredictable ways, including the potential adverse impact of loan modifications and payment deferrals implemented consistent with recent regulatory guidance.

Our business is dependent upon the willingness and ability of our customers and employees to conduct banking and other financial transactions. Disruptions to our customers caused by the COVID-19 pandemic could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, as well as reductions in loan demand, the liquidity of loan guarantors, loan collateral values (particularly in real estate), loan originations, interest and noninterest income and deposit availability.  These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective.  In addition, we rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers.

The extent to which the COVID-19 pandemic impacts our business, financial condition, results of operations, liquidity and prospects will depend on future developments, which are highly uncertain and are difficult to predict, including, but not limited to, the duration and spread of the outbreak, its severity, the actions to contain the virus or treat its impact, and how quickly and to what extent normal economic and operating conditions can resume. Even after the COVID-19 pandemic has subsided, we may continue to experience materially adverse impacts to our business as a result of the virus’s economic impact and any recession that has occurred or may occur in the future.

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, we do not yet know the full extent of the impacts on our business, our operations or the economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of our known risks described in the “Risk Factors” section of our Annual Report on Form 10-K for the year ended December 31, 2019.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company adopted a stock repurchase plan on October 30, 2018 for the repurchase of up to 2,200,000 shares of its common stock from time to time as market conditions allow. This plan has no stated expiration date for the repurchases. The following table presents stock repurchases we made during the first quarter of 2020 and the maximum number of shares that may be repurchased under the program as of March 31, 2020:

Purchase Dates	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1 to January 31, 2020	—	—	—	2,162,900
February 1 to February 29, 2020	—	—	—	2,162,900
March 1 to March 31, 2020	224,300	$12.59	261,400	1,938,600

ITEM 6.	EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

10.1(1)

Fifth Amendment to Employment Agreement, dated March 11, 2020, by and between the Company, FFB and Scott F. Kavanaugh (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 13, 2020).

10.2(1)

Fifth Amendment to Employment Agreement, dated March 11, 2020, by and between the Company, FFA and Ulrich E. Keller, Jr. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 13, 2020).

10.3(1)

Second Amendment to Employment Agreement, dated March 11, 2020, by and between FFB and David DePillo (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 13, 2020).

10.4(1)

Second Amendment to Employment Agreement, dated March 11, 2020, by and between FFB and Lindsay Lawrence (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on March 13, 2020).

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

(1)Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: May 8, 2020	By:	/s/ JOHN M. MICHEL
John M. Michel
Executive Vice President and Chief Financial Officer

S-1