Form 10-Q
period 2020-06-30
First Foundation Inc.
filed 2020-08-10
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 4, 2020, the registrant had 44,626,324 shares of common stock, $0.001 par value per share, outstanding

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2020

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and cash equivalents	$414,179	$65,387
Securities available-for-sale (“AFS”)	863,778	1,014,966
Allowance for credit losses ("ACL")	(2,371)	—
Net securities	861,407	1,014,966

Loans held for sale	527,970	503,036

Loans, net of deferred fees	5,136,812	4,547,633
Allowance for credit losses	(28,129)	(20,800)
Net loans	5,108,683	4,526,833

Investment in FHLB stock	23,598	21,519
Deferred taxes	9,194	11,079
Premises and equipment, net	8,188	8,355
Goodwill and intangibles	96,181	97,191
Other assets	91,893	66,070
Total Assets	$7,141,293	$6,314,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$5,647,841	$4,891,144
Borrowings	764,600	743,000
Accounts payable and other liabilities	90,131	66,423
Total Liabilities	6,502,572	5,700,567

Shareholders’ Equity
Common Stock, par value $0.001: 70,000,000 shares authorized; 44,625,324 and 44,670,743 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	45	45
Additional paid-in-capital	432,791	433,775
Retained earnings	200,582	175,773
Accumulated other comprehensive income, net of tax	5,303	4,276
Total Shareholders’ Equity	638,721	613,869
Total Liabilities and Shareholders’ Equity	$7,141,293	$6,314,436

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Interest income:
Loans	$55,134	$56,510	$110,018	$110,345
Securities	6,539	6,186	13,536	12,351
FHLB stock, fed funds sold and interest-bearing deposits	259	612	716	1,156
Total interest income	61,932	63,308	124,270	123,852

Interest expense:
Deposits	10,914	16,296	25,560	31,744
Borrowings	2,571	5,125	5,395	9,174
Total interest expense	13,485	21,421	30,955	40,918

Net interest income	48,447	41,887	93,315	82,934

Provision for credit losses	1,367	1,231	5,431	1,771

Net interest income after provision for credit losses	47,080	40,656	87,884	81,163

Noninterest income:
Asset management, consulting and other fees	6,733	7,136	14,495	13,930
Other income	2,236	1,995	5,149	3,666
Total noninterest income	8,969	9,131	19,644	17,596

Noninterest expense:
Compensation and benefits	18,288	17,333	38,145	36,235
Occupancy and depreciation	5,855	5,167	11,367	10,035
Professional services and marketing costs	2,049	2,024	3,803	4,028
Customer service costs	1,622	4,283	3,994	7,672
Other expenses	3,123	3,475	6,500	7,257
Total noninterest expense	30,937	32,282	63,809	65,227

Income before taxes on income	25,112	17,505	43,719	33,532
Taxes on income	7,258	5,095	12,654	9,863
Net income	$17,854	$12,410	$31,065	$23,669

Net income per share:
Basic	$0.40	$0.28	$0.70	$0.53
Diluted	$0.40	$0.28	$0.69	$0.53
Shares used in computation:
Basic	44,620,716	44,625,673	44,645,189	44,583,503
Diluted	44,812,369	44,894,720	44,882,520	44,846,779

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
	Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2018	44,496,007	$44	$431,832	$128,461	$(1,153)	$559,184
Net income	—	—	—	23,669	—	23,669
Other comprehensive loss	—	—	—	—	7,212	7,212
Stock based compensation	—	—	989	—	—	989
Cash dividend	—	—	—	(4,462)	—	(4,462)
Stock repurchase	(1,800)	—	(24)	—	—	(24)
Issuance of common stock:
Exercise of options	18,000	—	135	—	—	135
Stock grants – vesting of Restricted Stock Units	121,640	1	(1)	—	—	—
Balance: June 30, 2019	44,633,847	$45	$432,931	$147,668	$6,059	$586,703

Balance: December 31, 2019	44,670,743	$45	$433,775	$175,773	$4,276	$613,869
Net income	—	—	—	31,065	—	31,065
Other comprehensive income	—	—	—	—	1,027	1,027
Stock based compensation	—	—	1,195	—	—	1,195
Cash dividend	—	—	—	(6,256)	—	(6,256)
Issuance of common stock:
Exercise of options	86,000	—	645	—	—	645
Stock grants – vesting of Restricted Stock Units	92,915	—	—	—	—	—
Stock Repurchase	(224,334)	—	(2,824)	—	—	(2,824)
Balance: June 30, 2020	44,625,324	$45	$432,791	$200,582	$5,303	$638,721

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income	$17,854	$12,410	$31,065	$23,669
Other comprehensive income:
Unrealized holding gains on securities arising during the period	678	11,265	1,450	10,191
Other comprehensive income before tax	678	11,265	1,450	10,191
Income tax expense related to items of other comprehensive income	198	3,294	423	2,979
Other comprehensive income	480	7,971	1,027	7,212
Total comprehensive income	$18,334	$20,381	$32,092	$30,881

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$31,065	$23,669
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses - loans	3,060	1,771
Provision for credit losses - securities AFS	2,371	—
Stock–based compensation expense	1,195	989
Depreciation and amortization	1,547	1,480
Deferred tax expense	1,462	685
Amortization of core deposit intangible	1,010	1,228
Amortization of mortgage servicing rights - net	705	320
Amortization of premiums on purchased loans - net	(4,169)	(3,889)
Gain on sale of REO	—	(263)
Gain from hedging activities	(224)	(355)
Increase in other assets	(11,266)	(1,339)
Decrease in accounts payable and other liabilities	1,322	(460)
Net cash provided by operating activities	28,078	23,836
Cash Flows from Investing Activities:
Net increase in loans	(594,872)	(434,209)
Proceeds from sale of REO	—	613
Purchase of premises and equipment	(1,380)	(1,181)
Recovery of allowance for credit losses	564	363
Purchases of AFS securities	(6,757)	(400)
Maturities of AFS securities	155,376	46,957
Sale (purchases) of FHLB stock, net	(2,079)	1,083
Net cash used in investing activities	(449,148)	(386,774)
Cash Flows from Financing Activities:
Increase in deposits	756,697	210,974
Net increase in FHLB advances	21,600	159,000
Line of credit net change – borrowings (paydowns), net	—	15,000
Dividends paid	(6,256)	(4,462)
Proceeds from sale of stock, net	645	135
Repurchase of stock	(2,824)	(24)
Net cash provided by financing activities	769,862	380,623
Increase (decrease) in cash and cash equivalents	348,792	17,685
Cash and cash equivalents at beginning of year	65,387	67,312
Cash and cash equivalents at end of period	$414,179	$84,997
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$185	$8,784
Interest	30,289	37,456
Noncash transactions:
Transfer of loans to loans held for sale	$14,666	$101,444
Chargeoffs against allowance for credit losses	1,055	934

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 - UNAUDITED

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

Recently Adopted Accounting Guidance

Measurement of Credit Losses on Financial Instruments: In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which introduces new guidance for the accounting for credit losses on certain types of financial instruments. It also modifies the impairment model for available-for-sale debt securities and provides for a simplified accounting model for purchased financial assets with credit deterioration since their origination. The new model, referred to as the current expected credit losses (“CECL”) model, applies to financial assets subject to credit losses and measured at amortized cost, and certain off-balance sheet credit exposures. Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure.

The Company adopted the amendments within ASU 2016-13 on January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the periods beginning after that date are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable generally accepted accounting principles (“GAAP”). There was not any cumulative effect adjustment upon adoption. The instruments that were accounted for as purchased credit impaired (“PCI”) are transitioned under the new purchased credit deteriorated (“PCD”) model using the prospective transition approach. The Company applied the prospective transition approach for debt securities for which other than temporary impairment had been recognized prior to January 1, 2020.  As a result, the amortized cost basis remains the same before and after the effective date.

Allowance for credit losses on investment securities: On January 1, 2020, the Company adopted the amendments within ASU 2016-13, which replaces the legacy US GAAP Other Than Temporary Impairment (“OTTI”) model with a credit loss model. The credit loss model under Accounting Standards Codification (“ASC”) 326-30, applicable to debt securities available for sale (“Securities AFS”), requires recognition of credit losses through an allowance account, but

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 - UNAUDITED

retains the concept from the OTTI model that credit losses are recognized once securities become impaired. For Securities AFS, a decline in fair value due to credit loss results in recognition of an allowance for credit losses. Impairment may result from credit deterioration of the issuer or collateral underlying the security. The assessment of determining if a decline in fair value resulted from a credit loss is performed at the individual security level. Among other factors, the Company considers: 1) the extent to which the fair value is less than the amortized cost basis; 2) the financial condition and near term prospects of the issuer, including consideration of relevant financial metrics or ratios of the issuer; 3) any adverse conditions related to an industry or geographic area of an issuer; 4) any changes to the rating of the security by a rating agency; and 5) any past due principal or interest payments from the issuer. If an assessment of the above factors indicates that a credit loss exists, the Company records an allowance for credit losses for the excess of the amortized cost basis over the present value of cash flows expected to be collected, limited to the amount that the security’s fair value is less than its amortized cost basis. Subsequent changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized in earnings. Any interest received after the security has been placed on nonaccrual status is recognized on a cash basis. Accrued interest receivable on Securities AFS is excluded from the estimate of expected credit losses.

The provision for credit losses on the consolidated income statement includes the provisions for credit losses for loans and securities AFS. For the six months ending June 30, 2020, the provision for credit losses for loans was $3 million and the provision for credit losses for Securities AFS was $2.4 million, resulting in a total provision for credit losses of $5.4 million.

Recent Accounting Pronouncements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides optional guidance for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022. The adoption of ASU 2020-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

In November 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes”. ASU 2019-12 provides amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020. The adoption of ASU 2019-12 is not expected to have a significant impact on the Company’s consolidated financial statements.

In July 2019, the FASB issued ASU 2019-07, Codification Updates to SEC Sections. ASU 2019-07 amends certain Securities and Exchange Commission (“SEC”) sections or paragraphs within the ASC to reflect changes in SEC Final Rule Releases (“SEC Releases”) No. 33-10532, Disclosure Update and Simplification and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. The effective date and transition requirements for the amendments in this ASU are the same as the effective dates and transition requirements in SEC Releases 33-10532, 33-10231, and 33-10442, as amended by this ASU. The adoption of ASU 2019-07 is not expected to have a significant impact on the Company’s consolidated financial statements.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 - UNAUDITED

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

Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability.

Securities available for sale and effective with the adoption of ASU 2016-01 on January 1, 2018, investments in equity securities are measured at fair value on a recurring basis depending upon whether the inputs are Level 1, 2 or 3 as described above.

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2020:
Investment securities available for sale:
Agency mortgage-backed securities	$773,131	$—	$773,131	$—
Beneficial interest – FHLMC securitizations	28,956	—	—	28,956
Corporate bonds	57,827	—	57,827	—
Other	1,493	407	1,086	—
Investment in equity securities	299	299	—	—
Total assets at fair value on a recurring basis	$861,706	$706	$832,044	$28,956

Derivatives:
Interest rate swaps	$11,688	$—	$11,688	$—

December 31, 2019:
Investment securities available for sale:
Agency mortgage-backed securities	$914,977	$—	$914,977	$—
Beneficial interest – FHLMC securitizations	42,706	—	—	42,706
Corporate bonds	55,834	—	55,834	—
Other	1,449	403	1,046	—
Investment in equity securities	434	434	—	—
Total assets at fair value on a recurring basis	$1,015,400	$837	$971,857	$42,706

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 - UNAUDITED

The decrease in Level 3 assets from December 31, 2019 was due to Beneficial interest – FHLMC securitization paydowns.

Due to a change in expected cash flows on an interest only strip security, a $2.4 million allowance was taken in the first six months of 2020.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3. The total collateral dependent impaired Level 3 loans were $18.7 million and $18.9 million at June 30, 2020 and December 31, 2019, respectively. There were no specific reserves related to these loans at June 30, 2020 and December 31, 2019.

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

For the Six Months Ended June 30, 2020 - UNAUDITED

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

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include beneficial interests in FHLMC securitizations. Significant assumptions in the valuation of these Level 3 securities as of June 30, 2020 and December 31, 2019 included prepayment rates ranging from 15% to 25% and discount rates ranging from 7.5% to 10%.

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

For the Six Months Ended June 30, 2020 - UNAUDITED

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

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
June 30, 2020:
Assets:
Cash and cash equivalents	$414,179	$414,179	$—	$—	$414,179
Securities AFS, net	861,407	407	832,044	28,956	861,407
Loans held for sale	527,970	—	533,565	—	533,565
Loans, net	5,108,683	—	—	5,163,076	5,163,076
Investment in FHLB stock	23,598	—	23,598	—	23,598
Investment in equity securities	299	299	—	—	299
Liabilities:
Deposits	$5,647,841	$3,825,306	$1,832,007	$—	$5,657,313
Borrowings	764,600	—	760,000	4,600	764,600
Interest rate swaps	11,688	—	11,688	—	11,688

December 31, 2019:
Assets:
Cash and cash equivalents	$65,387	$65,387	$—	$—	$65,387
Securities AFS	1,014,966	403	971,857	42,706	1,014,966
Loans held for sale	503,036	—	506,750	—	506,750
Loans, net	4,526,833	—	—	4,573,516	4,573,516
Investment in FHLB stock	21,519	—	21,519	—	21,519
Investment in equity securities	434	434	—	—	434
Liabilities:
Deposits	$4,891,144	$2,913,493	$1,977,652	$—	$4,891,145
Borrowings	743,000	—	733,000	10,000	743,000

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 - UNAUDITED

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
June 30, 2020:
Agency mortgage-backed securities	$761,247	$11,884	$—	$—	$773,131
Beneficial interests in FHLMC securitization	36,637	241	(5,551)	(2,371)	28,956
Corporate bonds	57,000	935	(108)	—	57,827
Other	1,399	94	—	—	1,493
Total	$856,283	$13,154	$(5,659)	$(2,371)	$861,407
December 31, 2019:
Agency mortgage-backed securities	$905,949	$9,174	$(146)	$—	$914,977
Beneficial interests in FHLMC securitization	47,586	1,801	(6,681)	—	42,706
Corporate bonds	54,000	1,834	—	—	55,834
Other	1,386	63	—	—	1,449
Total	$1,008,921	$12,872	$(6,827)	$—	$1,014,966

US Treasury securities of $0.4 million as of June 30, 2020 that are included in the table above as Other are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations. As of June 30, 2020, $131 million of agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into in 2019 and 2018.

The tables below indicate, as of June 30, 2020 and December 31, 2019, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Beneficial interests in FHLMC securitization	$13,954	$(5,119)	$346	$(432)	$14,300	$(5,551)
Corporate bonds	14,892	(108)	—	—	14,892	(108)
Total temporarily impaired securities	$28,846	(5,227)	$346	$(432)	$29,192	$(5,659)

	Securities with Unrealized Loss at December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$5,488	$(2)	$13,880	$(144)	$19,368	$(146)
Beneficial interests in FHLMC securitization	20,609	(2,856)	3,220	(3,825)	23,829	(6,681)
Total temporarily impaired securities	$26,097	$(2,858)	$17,100	$(3,969)	$43,197	$(6,827)

Unrealized losses in agency mortgage-backed securities, beneficial interests in FHLMC securitizations, and other securities have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell, it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in discount rates and assumptions regarding future interest rates. The fair value is expected to recover as the bonds approach maturity. The assessment of determining if a decline in

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 - UNAUDITED

fair value resulted from a credit loss is performed at the individual security level. Among other factors considered are: 1) the extent to which the fair value is less than the amortized cost basis; 2) the financial condition and near term prospects of the issuer, including consideration of relevant financial metrics or ratios of the issuer; 3) any adverse conditions related to an industry or geographic area of an issuer; 4) any changes to the rating of the security by a rating agency; and 5) any past due principal or interest payments from the issuer. If an assessment of the above factors indicates that a credit loss exists, the Company records an allowance for credit losses for the excess of the amortized cost basis over the present value of cash flows expected to be collected, limited to the amount that the security’s fair value is less than its amortized cost basis. Subsequent changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized in earnings. Any interest received after the security has been placed on nonaccrual status is recognized on a cash basis.

Allowance for credit losses - Investments
(dollars in thousands)
Balance: December 31, 2019	$—
Provision for credit losses	2,371
Balance: June 30, 2020	$2,371

Due to a change in expected cash flows of an interest only strip security, a $2.4 million allowance was taken in the first six months of 2020. The allowance was included as a charge in provision for credit losses on the consolidated income statement.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 - UNAUDITED

The scheduled maturities of securities AFS and the related weighted average yields were as follows for the periods indicated:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
June 30, 2020
Amortized Cost:
Corporate bonds	$—	$—	$57,000	$—	$57,000
Other	400	—	999	—	1,399
Total	$400	$—	$57,999	$—	$58,399
Weighted average yield	2.16%	—%	5.35%	—%	5.33%
Estimated Fair Value:
Corporate bonds	$—	$—	$57,827	$—	$57,827
Other	407	—	1,086	—	1,493
Total	$407	$—	$58,913	$—	$59,320

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2019
Amortized Cost:
Corporate bonds	$—	$—	$54,000	$—	$54,000
Other	—	400	986	—	1,386
Total	$—	$400	$54,986	$—	$55,386
Weighted average yield	—%	2.25%	5.29%	—%	5.27%
Estimated Fair Value:
Corporate bonds	$—	$—	$55,834	$—	$55,834
Other	—	403	1,046	—	1,449
Total	$—	$403	$56,880	$—	$57,283

Agency mortgage-backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage-backed securities and beneficial interests as of June 30, 2020 was 2.48%.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 - UNAUDITED

NOTE 4: LOANS

The following is a summary of our loans as of:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,556,332	$2,143,919
Single family	839,537	871,181
Total real estate loans secured by residential properties	3,395,869	3,015,100
Commercial properties	774,939	834,042
Land	65,094	70,257
Total real estate loans	4,235,902	3,919,399
Commercial and industrial loans	875,464	600,213
Consumer loans	18,640	16,273
Total loans	5,130,006	4,535,885
Premiums, discounts and deferred fees and expenses	6,806	11,748
Total	$5,136,812	$4,547,633

In 2017 and 2018 the Company purchased loans, for which there was, at acquisition, evidence of deterioration of credit quality since origination and it was probable, at acquisition, that all contractually required payments would not be collected. As of December 31, 2019, the principal balance shown above is net of unaccreted discount related to loans acquired in acquisitions of $8.4 million. The carrying amount of these PCD loans is as follows as of:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$291	$366
Commercial properties	5,529	6,146
Land	—	1,058
Total real estate loans	5,820	7,570
Commercial and industrial loans	317	603
Total loans	6,137	8,173
Unaccreted discount on purchased credit deteriorated loans	—	(3,657)
Total	$6,137	$4,516

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 - UNAUDITED

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
June 30, 2020:
Real estate loans:
Residential properties	$5,572	$—	$—	$7,027	$12,599	$3,383,270	$3,395,869
Commercial properties	1,255	4,159	—	2,320	7,734	767,205	774,939
Land	—	455	—	500	955	64,139	65,094
Commercial and industrial loans	2,051	685	—	5,648	8,384	867,080	875,464
Consumer loans	350	—	—	17	367	18,273	18,640
Total	$9,228	$5,299	$—	$15,512	$30,039	$5,099,967	$5,130,006

Percentage of total loans	0.18%	0.10%	—%	0.30%	0.59%

December 31, 2019:
Real estate loans:
Residential properties	$89	$13	$—	$1,743	$1,845	$3,013,255	$3,015,100
Commercial properties	7,586	—	403	2,410	10,399	823,643	834,042
Land	—	—	—	—	—	70,257	70,257
Commercial and industrial loans	695	2,007	—	8,714	11,416	588,797	600,213
Consumer loans	22	3	—	—	25	16,248	16,273
Total	$8,392	$2,023	$403	$12,867	$23,685	$4,512,200	$4,535,885

Percentage of total loans	0.19%	0.04%	0.01%	0.28%	0.52%

The following table presents the loans classified as troubled debt restructurings (“TDR”) by accrual and nonaccrual status as of:

	June 30, 2020			December 31, 2019
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential loans	$1,200	$—	$1,200	$1,200	$—	$1,200
Commercial real estate loans	1,148	1,374	2,522	1,188	2,166	3,354
Commercial and industrial loans	606	3,875	4,481	557	2,972	3,529
Total	$2,954	$5,249	$8,203	$2,945	$5,138	$8,083

The following table provides information on loans that were modified as TDRs for the following periods:

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Six Months Ended June 30, 2020:
Commercial and industrial loans	1	$521	521	$—
Total	1	$521	$521	$—

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year Ended December 31, 2019
Residential loans	1	$1,200	$1,200	$—
Commercial real estate loans	1	2,872	2,872	—
Commercial and industrial loans	7	1,754	1,754	—
Total	9	$5,826	$5,826	$—

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 - UNAUDITED

All of these loans were classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loans. These loans have been paying in accordance with the terms of their restructure.

NOTE 5: ALLOWANCE FOR CREDIT LOSSES

The following is a roll forward of the Bank’s allowance for credit losses related to loans for the following periods:

	Beginning	Adoption of	Provision for			Ending
(dollars in thousands)	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance
Quarter Ended June 30, 2020:
Real estate loans:
Residential properties	$6,026	$—	$730	$—	$—	$6,756
Commercial properties	1,178	—	8,133	—	—	9,311
Land	1,252	—	2,116	—	—	3,368
Commercial and industrial loans	10,125	—	(1,225)	(525)	113	8,488
Consumer loans	204	—	2	—	—	206
Total	$18,785	$—	$9,756	$(525)	$113	$28,129
Six Months Ended June 30, 2020:
Real estate loans:
Residential properties	$8,423	$(363)	$(1,304)	$—	$—	$6,756
Commercial properties	4,166	(3,760)	8,905	—	—	9,311
Land	573	(92)	2,887	—	—	3,368
Commercial and industrial loans	7,448	—	1,531	(1,055)	564	8,488
Consumer loans	190	—	16	—	—	206
Total	$20,800	$(4,215)	$12,035	$(1,055)	$564	$28,129
Year Ended December 31, 2019:
Real estate loans:
Residential properties	$9,216	$—	$(793)	$—	$—	$8,423
Commercial properties	4,547	—	(381)	—	—	4,166
Land	391	—	182	—	—	573
Commercial and industrial loans	4,628	—	3,653	(2,687)	1,854	7,448
Consumer loans	218	—	(24)	(5)	1	190
Total	$19,000	$—	$2,637	$(2,692)	$1,855	$20,800

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 - UNAUDITED

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses				Unaccreted
			Purchased		Credit
	Evaluated for Impairment		Credit		Component
(dollars in thousands)	Individually	Collectively	Deteriorated	Total	Other Loans
June 30, 2020:
Allowance for credit losses:
Real estate loans:
Residential properties	$34	$6,722	$—	$6,756	$
Commercial properties	385	8,926	—	9,311
Land	—	3,368	—	3,368
Commercial and industrial loans	784	7,704	—	8,488
Consumer loans	—	206	—	206
Total	$1,203	$26,926	$—	$28,129	$
Loans:
Real estate loans:
Residential properties	$5,556	$3,390,022	$291	$3,395,869	$
Commercial properties	6,546	762,864	5,529	774,939
Land	500	64,594	—	65,094
Commercial and industrial loans	6,067	869,080	317	875,464
Consumer loans	17	18,623	—	18,640
Total	$18,686	$5,105,183	$6,137	$5,130,006	$
December 31, 2019:
Allowance for credit losses:
Real estate loans:
Residential properties	$—	$8,423	$—	$8,423		$1,013
Commercial properties	107	4,059	—	4,166		1,048
Land	—	573	—	573		6
Commercial and industrial loans	763	6,685	—	7,448		277
Consumer loans	—	190	—	190		1
Total	$870	$19,930	$—	$20,800		$2,345
Loans:
Real estate loans:
Residential properties	$2,897	$3,012,203	$—	$3,015,100		$189,339
Commercial properties	6,689	824,026	3,327	834,042		201,370
Land	—	69,476	781	70,257		28,660
Commercial and industrial loans	9,316	590,489	408	600,213		24,143
Consumer loans	—	16,273	—	16,273		253
Total	$18,902	$4,512,467	$4,516	$4,535,885		$443,765

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

Assets that were previously accounted for as PCI under ASC 310-30 are accounted for as PCD assets under the new impairment standard. When instruments that were accounted for as PCI are transitioned to the new PCD model, a

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 - UNAUDITED

“gross up” is recorded to the amortized cost basis of the asset and the allowance for credit losses of these instruments. If any noncredit discount still exists, it is accredited to interest income using the interest method.

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

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected. PCD (PCI prior to January 1, 2020) loans are classified as substandard loans.

Loans individually evaluated: Substandard loans and other TDR loans are individually evaluated for credit losses and are broken out separately in the table below.

Loans listed as pass include larger non-homogeneous loans not meeting the risk rating definitions above and smaller, homogeneous loans not assessed on an individual basis.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of:

				Loans Individually
(dollars in thousands)	Pass	Special Mention	Substandard Loans	Evaluated	Total
June 30, 2020:
Real estate loans:
Residential properties	$3,383,143	$—	$7,170	$5,556	$3,395,869
Commercial properties	760,071	663	7,659	6,546	774,939
Land	64,594	—	—	500	65,094
Commercial and industrial loans	859,832	5,824	3,741	6,067	875,464
Consumer loans	18,623	—	—	17	18,640
Total	$5,086,263	$6,487	$18,570	$18,686	$5,130,006
December 31, 2019:
Real estate loans:
Residential properties	$3,012,203	$—	$—	$2,897	$3,015,100
Commercial properties	821,425	679	5,249	6,689	834,042
Land	69,476	—	781	—	70,257
Commercial and industrial loans	579,153	8,202	3,542	9,316	600,213
Consumer loans	16,273	—	—	—	16,273
Total	$4,498,530	$8,881	$9,572	$18,902	$4,535,885

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 - UNAUDITED

The risk categories of loans based on year of origination, with classified loans defined as special mention loans, substandard loans and loans individually evaluated as of June 30, 2020, are as follows:

							Revolving
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Loans	Total
Loans secured by Real Estate:
Residential
Multifamily
Pass	$714,812	$694,794	$590,767	$326,321	$156,876	$72,762	$—	$2,556,332
Classified	—	—	—	—	—	—	—	—
Total	$714,812	$694,794	$590,767	$326,321	$156,876	$72,762	$—	$2,556,332

Single Family
Pass	$75,833	$103,177	$142,061	$127,670	$128,707	$222,836	$26,527	$826,811
Classified	—	—	—	1,971	—	7,763	2,992	12,726
Total	$75,833	$103,177	$142,061	$129,641	$128,707	$230,599	$29,519	$839,537

Commercial Real Estate
Pass	$7,753	$108,580	$141,335	$137,158	$135,078	$230,167	$—	$760,071
Classified	—	44	—	2,397	2,542	9,885	—	14,868
Total	$7,753	$108,624	$141,335	$139,555	$137,620	$240,052	$—	$774,939

Land and Constructions
Pass	$—	$14,647	$25,798	$22,311	$783	$1,055	$—	$64,594
Classified	—	—	500	—	—	—	—	500
Total	$—	$14,647	$26,298	$22,311	$783	$1,055	$—	$65,094

Commercial
Pass	$304,033	$185,354	$83,577	$21,366	$18,864	$21,684	$224,954	$859,832
Classified	826	4,090	2,570	704	2,300	283	4,859	15,632
Total	$304,859	$189,444	$86,147	$22,070	$21,164	$21,967	$229,813	$875,464

Consumer
Pass	$1,704	$—	$1,430	$5	$7,061	$134	$8,289	$18,623
Classified	—	—	—	17	—	—	—	17
Total	$1,704	$—	$1,430	$22	$7,061	$134	$8,289	$18,640

Total loans
Pass	$1,104,135	$1,106,552	$984,968	$634,831	$447,369	$548,638	$259,770	$5,086,263
Classified	826	4,134	3,070	5,089	4,842	17,931	7,851	43,743
Total	$1,104,961	$1,110,686	$988,038	$639,920	$452,211	$566,569	$267,621	$5,130,006

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 - UNAUDITED

Loans evaluated individually and any related allowance are as follows as of:

	With No Allowance Recorded		With an Allowance Recorded
	Unpaid		Unpaid
	Principal	Recorded	Principal	Recorded	Related
(dollars in thousands)	Balance	Investment	Balance	Investment	Allowance
June 30, 2020:
Real estate loans:
Residential properties	$4,849	$4,803	$801	$753	$32
Commercial properties	5,686	5,398	1,148	1,148	101
Land	500	500	—	—	—
Commercial and industrial loans	3,405	3,046	3,207	3,021	778
Consumer loans	17	17	—	—	—
Total	$14,457	$13,764	$5,156	$4,922	$911
December 31, 2019:
Real estate loans:
Residential properties	$2,970	$2,897	$—	$—	$—
Commercial properties	5,683	5,456	1,188	1,188	107
Land	—	—	—	—	—
Commercial and industrial loans	6,485	5,708	3,764	3,653	763
Total	$15,138	$14,061	$4,952	$4,841	$870

The weighted average annualized average balance of the recorded investment for these loans, beginning from when the loan became classified as a loan individually evaluated, and any interest income recorded on these loans after they became classified as a loan individually evaluated is as follows for the:

	Six Months Ended		Year Ended
	June 30, 2020		December 31, 2019
	Average		Average
	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income
Real estate loans:
Residential properties	$6,316	$26	$1,765	$13
Commercial properties	10,925	118	8,889	341
Land	165		523	—
Commercial and industrial loans	12,450	891	10,608	11
Consumer loans	25	—	—	—
Total	$29,881	$1,035	$21,785	$365

There was no interest income recognized on a cash basis in either 2020 or 2019 on these loans.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 - UNAUDITED

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses and the related ACL allocated to these loans:

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
June 30, 2020:
Loans secured by Real Estate:
Residential properties
Single family	$3,649	$—	$—	$3,649	$—
Commercial real estate loans	421	—	—	421	—
Land	500	—	—	500	—
Commercial loans	1,039	250	1,180	2,469	116
Consumer loans	—	18	—	18	—
Total	$5,609	$268	$1,180	$7,057	$116

NOTE 6: LOAN SALES AND MORTGAGE SERVICING RIGHTS

In 2019, FFB recognized $4.2 million of gains on the sale of $549 million of multifamily loans. For sales of multifamily loans, FFB retained servicing rights for the majority of these loans and recognized mortgage servicing rights as part of the transactions. As of June 30, 2020 and December 31, 2019, mortgage servicing rights were $5.8 million and $7 million, respectively and the amount of loans serviced for others totaled $1.4 billion at June 30, 2020 and $1.7 billion at December 31, 2019. The $5.8 million in mortgage servicing rights as of June 30, 2020 is net of a $0.5 million valuation allowance. Servicing fees for the six months ended June 30, 2020, and in 2019 were $0.3 million and $0.8 million, respectively.

NOTE 7: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	June 30, 2020		December 31, 2019
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$1,770,382	—	$1,192,481	—
Interest-bearing	411,053	0.308%	386,276	0.635%
Money market and savings	1,643,871	0.799%	1,334,736	1.355%
Certificates of deposits	1,822,535	1.277%	1,977,651	1.971%
Total	$5,647,841	0.667%	$4,891,144	1.217%

At June 30, 2020, of the $553 million of certificates of deposits of $250,000 or more, $546 million mature within one year and $7 million mature after one year. Of the $1.3 billion of certificates of deposit of less than $250,000, $1.3 billion mature within one year and $16 million mature after one year. At December 31, 2019, of the $472 million of certificates of deposits of $250,000 or more, $471 million mature within one year and $0.8 million mature after one year. Of the $1.5 billion of certificates of deposit of less than $250,000, $1.5 billion mature within one year and $13 million mature after one year.

NOTE 8: BORROWINGS

At June 30, 2020, our borrowings consisted of $750 million in FHLB term advances at the Bank, $10 million in FHLB zero interest advances, and $4.6 million of borrowings under a holding company line of credit. At

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 - UNAUDITED

December 31, 2019, our borrowings consisted of $233 million of overnight FHLB advances at the Bank, a $500 million FHLB term advance at the Bank, and $10 million of borrowings under a holding company line of credit. The $500 million and $250 million FHLB term advances outstanding at June 30, 2020 mature in September 2020 and April 2021, and bear interest rates of 1.77% and 0.47%, respectively. The two $5 million zero interest advances outstanding at June 30, 2020 mature in October 2020 and April 2021. At June 30, 2020, the interest rate on the holding company line of credit was 4.93%.

FHLB advances are collateralized primarily by loans secured by multifamily and commercial real estate properties with a carrying value of $3.8 billion as of June 30, 2020. As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB or the Federal Reserve Bank. The Bank’s total borrowing capacity from the FHLB at June 30, 2020 was $1.7 billion. In addition to the $760 million borrowing at June 30, 2020, the Bank had in place $282 million of letters of credit from the FHLB which are used to meet collateral requirements for borrowings from the State of California and local agencies.

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $40 million. The loan agreement matures in five years, with an option to extend the maturity date subject to certain conditions, and bears interest at 90 day LIBOR plus 350 basis points (3.50%). FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in FFB. We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. As of December 31, 2019 and June 30, 2020, FFI was in compliance with the covenants on this loan agreement.

The Bank also has $195 million available borrowing capacity through unsecured fed funds lines, ranging in size from $20 million to $100 million, with five other financial institutions, and a $217 million secured line with the Federal Reserve Bank. None of these lines had outstanding borrowings as June 30, 2020. Combined, the Bank’s unused lines of credit as of June 30, 2020 and December 31, 2019 were $2 billion and $1.4 billion, respectively. The average balance of overnight borrowings during the first six months of 2020 was $88 million, as compared to $413 million during all of 2019.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 - UNAUDITED

Supplemental lease information at or for the six months ended June 30, 2020 is as follows:

(dollars in thousands)
Balance Sheet:
Operating lease asset classified as other assets	$16,943
Operating lease liability classified as other liabilities	18,265

Income Statement:
Operating lease cost classified as occupancy and equipment expense	$2,959

Weighted average lease term, in years	3.94
Weighted average discount rate	5.29%
Operating cash flows	$2,905

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

The table below summarizes the maturity of remaining lease liabilities at June 30, 2020:

(dollars in thousands)
2020	$3,236
2021	6,292
2022	5,344
2023	2,526
2024 and after	4,345
Total future minimum lease payments	$21,743
Discount on cash flows	(3,478)
Total lease liability	$18,265

NOTE 10: EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock that would then share in earnings. The following table sets forth the Company’s unaudited earnings per share calculations for the quarters and six months ended June 30:

	Quarter Ended		Quarter Ended
	June 30, 2020		June 30, 2019
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted
Net income	$17,854	$17,854	$12,410	$12,410
Basic common shares outstanding	44,620,716	44,620,716	44,625,673	44,625,673
Effect of contingent shares issuable				1,592
Effect of options and restricted stock		191,653		267,455
Diluted common shares outstanding		44,812,369		44,894,720
Earnings per share	$0.40	$0.40	$0.28	$0.28

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 - UNAUDITED

	Six Months Ended		Six Months Ended
	June 30, 2020		June 30, 2019
(dollars in thousands, except share and per share amounts)	Basic	Diluted	Basic	Diluted
Net income	$31,065	$31,065	$23,669	$23,669
Basic common shares outstanding	44,645,189	44,645,189	44,583,503	44,583,503
Effect of contingent shares issuable		—		1,592
Effect of options and restricted stock		237,331		261,684
Diluted common shares outstanding		44,882,520		44,846,779
Earnings per share	$0.70	$0.69	$0.53	$0.53

Based on a weighted average basis, restricted stock units to purchase 59,375 shares of common stock were excluded for the six months ended June 30, 2020, because their effect would have been anti-dilutive.

NOTE 11: SEGMENT REPORTING

For the three and six months ended June 30, 2020 and 2019, the Company had two reportable business segments: Banking (FFB and FFIS) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Quarter ended June 30, 2020:
Interest income	$61,932	$—	$—	$61,932
Interest expense	13,435	—	50	13,485
Net interest income	48,497	—	(50)	48,447
Provision for credit losses	1,367	—	—	1,367
Noninterest income	3,635	5,631	(297)	8,969
Noninterest expense	25,042	5,404	491	30,937
Income (loss) before taxes on income	$25,723	$227	$(838)	$25,112
Quarter ended June 30, 2019:
Interest income	$63,308	$—	$—	$63,308
Interest expense	21,322	—	99	21,421
Net interest income	41,986	—	(99)	41,887
Provision for credit losses	1,231	—	—	1,231
Noninterest income	3,471	5,982	(322)	9,131
Noninterest expense	25,801	5,567	914	32,282
Income (loss) before taxes on income	$18,425	$415	$(1,335)	$17,505

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2020 - UNAUDITED

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Six Months Ended June 30, 2020:
Interest income	$124,270	$—	$—	$124,270
Interest expense	30,875	—	80	30,955
Net interest income	93,395	—	(80)	93,315
Provision for credit losses	5,431	—	—	5,431
Noninterest income	8,294	12,119	(769)	19,644
Noninterest expense	51,286	11,569	954	63,809
Income (loss) before taxes on income	$44,972	$550	$(1,803)	$43,719
Six Months Ended June 30, 2019:
Interest income	$123,852	$—	$—	$123,852
Interest expense	40,804	—	114	40,918
Net interest income	83,048	—	(114)	82,934
Provision for credit losses	1,771	—	—	1,771
Noninterest income	6,465	11,713	(582)	17,596
Noninterest expense	52,388	11,085	1,754	65,227
Income (loss) before taxes on income	$35,354	$628	$(2,450)	$33,532

NOTE 12: SUBSEQUENT EVENTS

Cash Dividend

On July 21, 2020, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per common share to be paid on August 17, 2020 to stockholders of record as of the close of business on August 3, 2020.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the three and six months ended June 30, 2020 as compared to our results of operations in the three and six months ended June 30, 2019; and our financial condition at June 30, 2020 as compared to our financial condition at December 31, 2019. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2019, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (our “2019 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020.

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

The principal risks and uncertainties to which our businesses are subject are discussed in this Item 2 and under the heading “Risk Factors” in our 2019 10-K and in this report. Therefore, you are urged to read not only the information contained in this Item 2, but also the risk factors and other cautionary information contained under the heading “Risk Factors” in our 2019 10-K and in this report, which qualify the forward-looking statements contained in this report.

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

Allowance for Credit Losses. We adopted CECL to compute our ACL on January 1, 2020. Our ACL is established through a provision for credit losses charged to expense and may be reduced by a recapture of previously established loss reserves, which are also reflected in the income statement. Loans are charged against the ACL when management believes that collectability of the principal is unlikely. The CECL model requires the ACL to cover estimated credit losses expected over the life of an exposure. This evaluation takes into consideration such factors as current economic projections, projected payment estimates, changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, and certain other factors that may affect the borrower’s ability to pay. While we use the best information available to make this evaluation, future adjustments to our ACL may be necessary if there are significant changes in economic or other conditions that can affect the collectability in full of loans in our loan portfolio.

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

Upon the World Health Organization’s pandemic declaration, we implemented our Pandemic Response Business Continuity Plan, under which we moved approximately 60% of our corporate employees to a remote working strategy and implemented protocols for the safety of our clients and employees. The transition to working remotely was achieved within a week and did not require any significant costs due to our existing technology platform in place. Additional costs associated with the safety protocols, such as additional cleaning and supplies has been offset by reduced costs for parking, meals, entertainment and travel. We have implemented alternative procedures, such as electronic signatures and approvals, to maintain effective internal controls over our financial reporting processes.

Our financial position and results of operations through the first two quarters of 2020 have been impacted by increases in the allowance for credit losses as current economic projections, used in our CECL modeling, contemplate a significant adverse impact on the economy in the coming months resulting in higher estimates of credit losses. Due to the significant decrease in rates, our funding costs started to decline in March and are expected to decline over the course of the year if the current interest rate environment persists.

Potential impacts to our future financial position and results of operation include:

●	Continuing adverse impacts of loan performance, including increased levels of chargeoffs and the need for additional allowance for credit loss reserves.
●	Origination of loans under the Paycheck Protection Program (“the PPP”) administered by the Small Business Administration. These loans bear interest at 1%, are for a term of two years and we are paid a fee for originating these loans, which we expect to average between 2.5% to 3%. While uncertain at this time, we anticipate a significant portion of these loans will be repaid within 90 days from the time the SBA forgiveness process commences.
●	Continuing low levels of funding costs due to the expected continuation of the current low interest rate environment.
●	After funding of existing pipelines, expectations of significantly lower origination volumes due in part to the large credit spreads on certain lending and investment security products.
●	The issuance of forbearance agreements to accommodate our borrowers. We have received and granted requests for forbearance on certain commercial loans, primarily to smaller businesses. However, we do require documentation of financial difficulty before granting a request, and we do not expect a significant level of forbearance activity in our loans secured by multifamily or single family real estate. The change in accounting guidelines that do not require forbearance or restructuring of loans completed as a result of the COVID 19 pandemic to be classified as troubled debt restructures will minimize the financial impact of these accommodations.
●	Due to higher credit spreads, the probability of completing a loan sale and securitization in the third quarter of 2020 has decreased, and the level of expected gain is uncertain. If the sale does not occur, our balance sheet will remain at higher levels reducing our liquidity and capital levels.
●	Pricing volatility of our AFS securities portfolio.

●	Potential servicing advances required under our loan servicing agreements if borrowers are granted forbearances or do not pay their loans on a timely basis.

As previously mentioned, our funding costs have and are expected to continue to decrease. We do not expect any significant impact to our liquidity or contingent liquidity sources at this time. Due to available funding sources, we do not expect reduced cash flows caused by forbearances, loans issued under the PPP, servicing advances or increases in delinquencies to have a material adverse impact on our liquidity position.

Our results of operations for the first six months of 2020 include:

●	Total loans, including loans held for sale, increased $614 million in the six months ended June 30, 2020 as a result of $1.4 billion of originations, that included $171 million of PPP loans, which were partially offset by payoffs or scheduled payments of $760 million.
●	During the six months ended June 30, 2020, total deposits increased by $757 million and total revenues (net interest income and noninterest income) increased by 12% when compared to the six months ended June 30, 2019.

Results of Operations

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, gains on sales of loans, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of assets under management (“AUM”). Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 56% and 75%, respectively, of the total noninterest expense for Banking and Wealth Management in the six months ended June 30, 2020.

The following table shows key operating results for each of our business segments for the quarter ended June 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2020:
Interest income	$61,932	$—	$—	$61,932
Interest expense	13,435	—	50	13,485
Net interest income	48,497	—	(50)	48,447
Provision for credit losses	1,367	—	—	1,367
Noninterest income	3,635	5,631	(297)	8,969
Noninterest expense	25,042	5,404	491	30,937
Income (loss) before taxes on income	$25,723	$227	$(838)	$25,112
2019:
Interest income	$63,308	$—	$—	$63,308
Interest expense	21,322	—	99	21,421
Net interest income	41,986	—	(99)	41,887
Provision for credit losses	1,231	—	—	1,231
Noninterest income	3,471	5,982	(322)	9,131
Noninterest expense	25,801	5,567	914	32,282
Income (loss) before taxes on income	$18,425	$415	$(1,335)	$17,505

General. Our net income and income before taxes for the three months ended June 30, 2020 were $17.9 million and $25.1 million, respectively, as compared to $12.4 million and $17.5 million, respectively, for the three months ended June 30, 2019. The $7.6 million increase in income before taxes was the result of a $7.3 million increase in income before taxes for Banking, a $0.1 million decrease in income before taxes for Wealth Management and a $ 0.4 million decrease in corporate noninterest expenses. The increase in Banking was due to higher net interest income, higher noninterest income and lower noninterest expenses, partially offset by a higher provision for credit losses. The decrease in Wealth Management was due to lower noninterest income, offset partially by lower noninterest expenses.

The following table shows key operating results for each of our business segments for the six months ended June 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2020:
Interest income	$124,270	$—	$—	$124,270
Interest expense	30,875	—	80	30,955
Net interest income	93,395	—	(80)	93,315
Provision for credit losses	5,431	—	—	5,431
Noninterest income	8,294	12,119	(769)	19,644
Noninterest expense	51,286	11,569	954	63,809
Income (loss) before taxes on income	$44,972	$550	$(1,803)	$43,719
2019:
Interest income	$123,852	$—	$—	$123,852
Interest expense	40,804	—	114	40,918
Net interest income	83,048	—	(114)	82,934
Provision for credit losses	1,771	—	—	1,771
Noninterest income	6,465	11,713	(582)	17,596
Noninterest expense	52,388	11,085	1,754	65,227
Income (loss) before taxes on income	$35,354	$628	$(2,450)	$33,532

General. Our net income and income before taxes in the six months ended June 30, 2020 were $31.1 million and $43.7 million, respectively, as compared to $23.7 million and $33.5 million, respectively, in the first six months of 2019. The $10.2 million increase in income before taxes was the result of a $9.6 million increase in income before taxes for Banking, a $0.1 million decrease in income before taxes for Wealth Management, and a $0.8 million decrease in corporate noninterest expenses. The increase in Banking was due to higher net interest income, higher noninterest income and lower noninterest expenses, partially offset by a higher provision for credit losses. The decrease in Wealth Management was due to lower noninterest income.

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

	Quarter Ended June 30:
	2020			2019
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$5,475,796	$55,134	4.03%	$5,064,903	$56,510	4.46%
Securities	919,788	6,539	2.84%	779,903	6,186	3.17%
FHLB stock, fed funds, and deposits	154,728	259	0.67%	48,154	612	5.10%
Total interest-earning assets	6,550,312	61,932	3.78%	5,892,960	63,308	4.30%
Noninterest-earning assets:
Nonperforming assets	10,817			15,077
Other	181,459			189,141
Total assets	$6,742,588			$6,097,178
Interest-bearing liabilities:
Demand deposits	$373,231	$370	0.40%	$317,117	$763	0.97%
Money market and savings	1,481,521	3,129	0.85%	1,176,189	3,676	1.25%
Certificates of deposit	1,937,245	7,415	1.54%	2,007,518	11,857	2.37%
Total interest-bearing deposits	3,791,997	10,914	1.16%	3,500,824	16,296	1.87%
Borrowings	810,844	2,571	1.28%	798,609	5,125	2.57%
Total interest-bearing liabilities	4,602,841	13,485	1.18%	4,299,433	21,421	2.00%
Noninterest-bearing liabilities:
Demand deposits	1,442,333			1,175,707
Other liabilities	70,984			51,260
Total liabilities	6,116,158			5,526,400
Shareholders’ equity	626,430			570,778
Total liabilities and equity	$6,742,588			$6,097,178
Net Interest Income		$48,447			$41,887
Net Interest Rate Spread			2.61%			2.30%
Net Yield on Interest-earning Assets			2.96%			2.84%

	Six Months Ended June 30:
	2020			2019
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$5,278,974	$110,018	4.17%	$4,951,044	$110,345	4.46%
Securities	959,707	13,536	2.82%	791,141	12,351	3.12%
FHLB stock, fed funds and deposits	108,374	716	1.33%	48,475	1,156	4.81%
Total interest-earning assets	6,347,055	124,270	3.92%	5,790,660	123,852	4.28%
Noninterest-earning assets:
Nonperforming assets	11,371			13,659
Other	177,693			186,626
Total assets	$6,536,119			$5,990,945
Interest-bearing liabilities:
Demand deposits	$366,321	1,096	0.60%	$315,111	1,495	0.96%
Money market and savings	1,427,421	7,524	1.06%	1,175,020	7,026	1.21%
Certificates of deposit	1,955,210	16,940	1.74%	2,012,864	23,223	2.33%
Total interest-bearing deposits	3,748,952	25,560	1.37%	3,502,995	31,744	1.83%
Borrowings	746,890	5,395	1.45%	718,269	9,174	2.58%
Total interest-bearing liabilities	4,495,842	30,955	1.38%	4,221,264	40,918	1.95%
Noninterest-bearing liabilities:
Demand deposits	1,354,331			1,150,155
Other liabilities	64,009			54,650
Total liabilities	5,914,182			5,426,069
Stockholders’ equity	621,937			564,876
Total liabilities and equity	$6,536,119			$5,990,945
Net Interest Income		$93,315			$82,934
Net Interest Rate Spread			2.53%			2.33%
Net Yield on Interest-earning Assets			2.94%			2.86%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. Variances attributable to both rate and volume changes, calculated by multiplying the change in rates by the change in average balances, have been allocated to the rate variance. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the three and six months ended June 30, 2020, as compared to the corresponding periods in 2019:

	Quarter Ended			Six Months Ended
	June 30, 2020 vs.2019			June 30, 2020 vs.2019
	Increase (Decrease) due to			Increase (Decrease) due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans	$4,359	$(5,735)	$(1,376)	$7,072	$(7,399)	$(327)
Securities	1,036	(683)	353	2,450	(1,265)	1,185
FHLB stock, fed funds and deposits	512	(865)	(353)	782	(1,222)	(440)
Total interest-earning assets	5,907	(7,283)	(1,376)	10,304	(9,886)	418
Interest paid on:
Demand deposits	119	(512)	(393)	222	(621)	(399)
Money market and savings	811	(1,358)	(547)	1,415	(917)	498
Certificates of deposit	(412)	(4,030)	(4,442)	(585)	(5,698)	(6,283)
Borrowings	78	(2,632)	(2,554)	379	(4,158)	(3,779)
Total interest-bearing liabilities	596	(8,532)	(7,936)	1,431	(11,394)	(9,963)
Net interest income	$5,311	$1,249	$6,560	$8,873	$1,508	$10,381

Net interest income for Banking increased 16% from $42.0 million in the second quarter of 2019, to $48.5 million in the second quarter of 2020 due to an 11% increase in interest-earning assets and an increase in the net interest rate spread. The net interest rate spread increased from 2.30% in the second quarter of 2019 to 2.61% in the second quarter of 2020 due to a decrease in the cost of interest-bearing liabilities from 2.00% in the second quarter of 2019 to 1.18% in the second quarter of 2020, which was partially offset by a decrease in yield on interest-earning assets from 4.30% in the second quarter of 2019 to 3.78% in the second quarter of 2020. The decrease in the cost of interest-bearing liabilities was due to decreased costs of interest-bearing deposits, resulting from decreases in deposit market rates, and decreased costs of borrowings as the average rate on FHLB advances and other overnight borrowings increased from 2.54% in the second quarter of 2019 to 1.26% in the second quarter of 2020. The yield on interest-earning assets decreased from 4.30% in the second quarter of 2019 to 3.78% in the second quarter of 2020 due to decreases in yields on loans and securities and an increase in the proportion of lower yielding securities and deposits to total interest-earning assets. The yield on loans decreased due to accelerated payoffs of higher yielding loans during the last year and the decrease in market rates, which resulted in lower rates on loans added to the portfolio. The yield on securities decreased due to the purchase of $576 million of securities in the third quarter of 2019 at current market rates, which were lower than the overall yield realized in 2019. The average balance outstanding under the holding company line of credit decreased from $6.5 million in the second quarter of 2019 to $4.1 million in the second quarter of 2020, resulting in a $0.1 million decrease in corporate interest expense.

Net interest income for Banking increased 12% from $83.0 million in the first six months of 2019, to $93.4 million in the first six months of 2020 due primarily to a 10% increase in interest-earning assets. On a consolidated basis our net yield on interest earning assets was 2.94% for the first six months of 2020 as compared to 2.86% in the first six months of 2019. This increase was due to an increase in the net interest rate spread, from 2.33% in the first six months of 2019 to 2.53% in the first six months of 2020. The increase in the net interest rate spread was due to a decrease in the cost of interest-bearing liabilities, from 1.95% in the first six months of 2019, to 1.38% in the first six months of 2020, which was partially offset by a decrease in yield on total interest-earning assets, from 4.28% in the first six months of 2019, to 3.92% in the first six months of 2020. The decrease in the cost of interest-bearing liabilities was due to decreased costs of interest-bearing deposits, resulting from decreases in deposit market rates, and decreased costs of borrowings, as the average rate on FHLB advances and other overnight borrowings decreased from 2.56% in the first six months of 2019 to 1.44% in the first six months of 2020. The yield on interest-earning assets decreased as new loans added to the portfolio bear interest rates lower than the current portfolio rates, due to decreases in market rates. The average balance outstanding under the holding company line of credit decreased from $3.8 million in the first six months of 2019 to $3.2 million in the first six months of 2020.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for credit losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For the quarter and six months ended June 30, 2020, we recorded provisions for credit losses of $1.4 million and $5.4 million, respectively, as compared to $1.2 million and $1.8 million, respectively, for the quarter and six months ended June 30, 2019. Net chargeoffs against the ACL were $0.4 million and $0.5 million for the quarter and six months ended June 30, 2020, respectively, as compared to $0.2 million and $0.6 for the quarter and six months ended June 30, 2019. The $5.4 million provision for credit losses in the first six months of 2020 was impacted by the adverse change in economic conditions required to be contemplated under CECL, and $2.4 million in provisions due to a change in expected cash flows of an interest only strip security.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, and gains and losses from capital market activities and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the three and six months ended June 30, 2020 and 2019.

(dollars in thousands)	2020	2019
Quarter Ended June 30:
Trust fees	$1,232	$1,300
Loan related fees	1,818	1,452
Deposit charges	268	216
Consulting fees	114	99
Other	203	404
Total noninterest income	$3,635	$3,471

Six Months Ended June 30:
Trust fees	$2,696	$2,485
Loan related fees	4,391	2,597
Deposit charges	591	418
Consulting fees	200	205
Other	416	760
Total noninterest income	$8,294	$6,465

Noninterest income for Banking in the three and six months ended June 30, 2020 were $0.2 and $1.8 million higher than the three and six months ended June 30, 2019, respectively, due to loan fees, including prepayment and servicing fees. The increase in loan fees was due primarily to higher prepayment fees and higher servicing fees.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the three and six months ended June 30, 2020 and 2019:

(dollars in thousands)	2020	2019
Quarter Ended June 30:
Noninterest income	$5,631	$5,982

Six Months Ended June 30:
Noninterest income	$12,119	$11,713

Noninterest income for Wealth Management decreased by $0.3 million in the second quarter of 2020 when compared to the corresponding period in 2019 due primarily to lower levels of billable AUM in the quarter. Noninterest income for Wealth Management increased by $0.4 million in the first six months of 2020 when compared to the first six months of 2019 due primarily to higher investment management fees in the first quarter of 2020.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2020	2019	2020	2019
Quarter Ended June 30:
Compensation and benefits	$13,847	$12,852	$4,088	$4,130
Occupancy and depreciation	5,248	4,575	567	551
Professional services and marketing	1,506	1,106	636	700
Customer service costs	1,622	4,283	—	—
Other expenses	2,819	2,985	113	186
Total noninterest expense	$25,042	$25,801	$5,404	$5,567

Six Months Ended June 30:
Compensation and benefits	$28,680	$27,161	$8,670	$8,364
Occupancy and depreciation	10,115	8,816	1,176	1,138
Professional services and marketing	2,692	2,346	1,417	1,228
Customer Service Costs	3,994	7,672	—	—
Other expenses	5,805	6,393	306	355
Total noninterest expense	$51,286	$52,388	$11,569	$11,085

Noninterest expense in Banking decreased from $25.8 million in the second quarter of 2019 to $25.0 million in the second quarter of 2020 primarily due to lower customer service costs, which were partially offset by higher compensation and benefits, and occupancy and depreciation expenses. The $2.6 million decrease in customer service costs were due to decreases in the earnings credit rates paid on deposit balances, as interest rates have declined. Compensation and benefits were $1.0 million higher due to raises effective in the first quarter of 2020 and commission costs related to higher production volume during 2020. Occupancy and depreciation costs were $0.7 million higher due primarily to higher core processing costs related to higher volumes and services added during 2020. Noninterest expenses for Wealth Management decreased by $0.2 million in the second quarter of 2020, when compared to the second quarter of 2019, due to lower compensation and benefits and professional services and marketing expenses.

Noninterest expense in Banking decreased from $52.4 million in the first six months of 2019 to $51.3 million in the first six months of 2020, due to a decrease in customer service costs, which were partially offset by increases in compensation and benefits and occupancy and depreciation. Customer service costs for Banking decreased from $7.7 million in the first six months of 2019 to $4.0 million in the first six months of 2020 due to decreases in the earnings credit rates paid on the related deposit balances, as interest rates declined during the first six months of 2020. Compensation and benefits for Banking increased $1.5 million during the first six months of 2020 as compared to the first six months of 2019 due to salary increases and an increase in the FTE in Banking, which increased to 431.1 in the first six months of 2020 from 422.8 in the first six months of 2019, as a result of the increased staffing related to additional personnel added to support the growth in loans and deposits. The $1.3 million increase in occupancy and depreciation for Banking in the first six months of 2020 as compared to the first six months of 2019 were due to higher core processing costs related to higher volumes and services added during 2019. Noninterest expenses for Wealth Management increased by $0.5 million in the first six months of 2020, when compared to the first six months of 2019, due to higher compensation and benefits and professional services and marketing expenses. Compensation and benefits were $0.3 million higher due to raises effective in the first quarter of 2020 and compensation paid on the higher levels of income. Professional services and marketing expenses were $0.2 million higher due to costs incurred on a legal matter in the first quarter of 2020.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
June 30, 2020:
Cash and cash equivalents	$413,677	$2,651	$(2,149)	$414,179
Securities AFS, net	861,407	—	—	861,407
Loans held for sale	527,970	—	—	527,970
Loans, net	5,108,683	—	—	5,108,683
Premises and equipment	7,426	626	136	8,188
FHLB Stock	23,598	—	—	23,598
Deferred taxes	9,036	105	53	9,194
Goodwill and intangibles	96,181	—	—	96,181
Other assets	76,841	531	14,521	91,893
Total assets	$7,124,819	$3,913	$12,561	$7,141,293

Deposits	$5,653,863	$—	$(6,022)	$5,647,841
Borrowings	760,000	—	4,600	764,600
Intercompany balances	4,265	466	(4,731)	—
Other liabilities	62,008	2,599	25,524	90,131
Shareholders’ equity	644,683	848	(6,810)	638,721
Total liabilities and equity	$7,124,819	$3,913	$12,561	$7,141,293

December 31, 2019:
Cash and cash equivalents	$65,083	$5,054	$(4,750)	$65,387
Securities AFS, net	1,014,966	—	—	1,014,966
Loans held for sale	503,036	—	—	503,036
Loans, net	4,526,833	—	—	4,526,833
Premises and equipment	7,561	658	136	8,355
FHLB Stock	21,519	—	—	21,519
Deferred taxes	10,778	133	168	11,079
Goodwill and Intangibles	97,191	—	—	97,191
Other assets	51,229	445	14,396	66,070
Total assets	$6,298,196	$6,290	$9,950	$6,314,436

Deposits	$4,902,958	$—	$(11,814)	$4,891,144
Borrowings	733,000	—	10,000	743,000
Intercompany balances	3,111	469	(3,580)	—
Other liabilities	48,159	3,400	14,864	66,423
Shareholders’ equity	610,968	2,421	480	613,869
Total liabilities and equity	$6,298,196	$6,290	$9,950	$6,314,436

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the first six months of 2020, total assets increased by $827 million primarily due to an increase in loans, including loans held for sale, which was partially offset by a decrease in securities. During the first six months of 2020, securities decreased by $151 million primarily due to payoffs of mortgage backed securities. Loans and loans held for sale increased $614 million in the first six months of 2020 as a result of $1.4 billion of originations, that included $171 million of PPP loans, which were partially offset by payoffs or scheduled payments of $760 million. The $757 million growth in deposits during the first six months of 2020 included increases in branch deposits of $483 million and specialty deposits of $467 million, offset partially by a $193 million decrease in wholesale deposits. Borrowings increased by $22 million during the first six months of 2020 primarily to support the growth in our total assets. At June 30, 2020 and December 31, 2019, the outstanding balance on the holding company line of credit was $4.6 million and $10 million, respectively.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased by $349 million during the six months ended June 30, 2020. Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
June 30, 2020:
Agency mortgage-backed securities	$761,247	$11,884	$—	$—	$773,131
Beneficial interest – FHLMC securitization	36,637	241	(5,551)	(2,371)	28,956
Corporate bonds	57,000	935	(108)	—	57,827
Other	1,399	94	—	—	1,493
Total	$856,283	$13,154	$(5,659)	$(2,371)	$861,407
December 31, 2019:
Agency mortgage-backed securities	$905,949	$9,174	$(146)	$—	$914,977
Beneficial interest – FHLMC securitization	47,586	1,801	(6,681)	—	42,706
Corporate bonds	54,000	1,834	—	—	55,834
Other	1,386	63	—	—	1,449
Total	$1,008,921	$12,872	$(6,827)	$—	$1,014,966

US Treasury Securities that are included in the table above are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations. Agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into in 2019 and 2018

The scheduled maturities of securities June 30, 2020:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
Amortized Cost:
Corporate bonds	$—	$—	$57,000	$—	$57,000
Other	400	—	999	—	1,399
Total	$400	—	57,999	—	58,399
Weighted average yield	2.16%	—%	5.35%	—%	5.33%
Estimated Fair Value:
Corporate bonds	$—	$—	$57,827	$—	$57,827
Other	407	—	1,086	—	1,493
Total	$407	$—	$58,913	$—	$59,320

Agency mortgage-backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage-backed securities and beneficial interests in FHLMC securitizations as of June 30, 2020 was 2.48%.

Loans. The following table sets forth our loans, by loan category, as of:

	June 30,	December 31,
(dollars in thousands)	2020	2019
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,556,332	$2,143,919
Single family	839,537	871,181
Total real estate loans secured by residential properties	3,395,869	3,015,100
Commercial properties	774,939	834,042
Land	65,094	70,257
Total real estate loans	4,235,902	3,919,399
Commercial and industrial loans	875,464	600,213
Consumer loans	18,640	16,273
Total loans	5,130,006	4,535,885
Premiums, discounts and deferred fees and expenses	6,806	11,748
Total	$5,136,812	$4,547,633

Loans and loans held for sale increased $614 million the six months ended June 30, as a result of $1.4 billion of originations, which were partially offset by payoffs or scheduled payments of $760 million, that included $171 million of PPP loans.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	June 30, 2020		December 31, 2019
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$1,770,382	—	$1,192,481	—
Interest-bearing	411,053	0.308%	386,276	0.635%
Money market and savings	1,643,871	0.799%	1,334,736	1.355%
Certificates of deposits	1,822,535	1.277%	1,977,651	1.971%
Total	$5,647,841	0.667%	$4,891,144	1.217%

During the first six months of 2020, our deposit rates have moved in a manner consistent with overall deposit market rates. The weighted average rate of our interest-bearing deposits decreased from 1.61% at December 31, 2019 to 0.97% at June 30, 2020 due to decreased costs of interest-bearing deposits, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits have decreased from 1.22% at December 31, 2019 to 0.67% at June 30, 2020. The financial impact of the increase in noninterest-bearing deposits is reflected in customer service costs, which are included in noninterest expenses.

The maturities of our certificates of deposit of $100,000 or more were as follows as of June 30, 2020:

(dollars in thousands)
3 months or less	$470,105
Over 3 months through 6 months	154,365
Over 6 months through 12 months	138,365
Over 12 months	17,757
Total	$780,592

From time to time, the Bank will utilize brokered deposits as a source of funding. As of June 30, 2020, the Bank held $1.2 billion of deposits which are classified as brokered deposits.

Borrowings. At June 30, 2020, our borrowings consisted of $750 million in FHLB term advances at the Bank, $10 million in FHLB zero interest advances, and $4.6 million of borrowings under a holding company line of credit. At December 31, 2019, our borrowings consisted of $233 million of overnight FHLB advances at the Bank, a $500 million FHLB term advance at the Bank, and $10 million of borrowings under a holding company line of credit. The $500 million and $250 million FHLB term advances outstanding at June 30, 2020 mature in September 2020 and March 2021, respectively, and bear interest rates of 1.77% and 0.47%, respectively. Because FFB generally utilizes overnight borrowings, the balance of outstanding borrowings may fluctuate on a daily basis. The average balance of FHLB advances outstanding during the six months ended June 30, 2020 was $744 million, as compared to $718 million for the six months ended June 30, 2019. The weighted average interest rate on these borrowings was 1.44% for the six months ended June 30, 2020 as compared to 2.58% for the six months ended June 30, 2019. The maximum amount of borrowings at the Bank outstanding at any month-end during the six months ended June 30, 2020 and during all of 2019 was $865 million and $956 million, respectively.

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

			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
June 30, 2020:
Real estate loans:
Residential properties	$5,572	$—	$—	$7,027	$12,599	$3,383,270	$3,395,869
Commercial properties	1,255	4,159	—	2,320	7,734	767,205	774,939
Land	—	455	—	500	955	64,139	65,094
Commercial and industrial loans	2,051	685	—	5,648	8,384	867,080	875,464
Consumer loans	350	—	—	17	367	18,273	18,640
Total	$9,228	$5,299	$—	$15,512	$30,039	$5,099,967	$5,130,006

Percentage of total loans	0.18%	0.10%	—%	0.30%	0.59%
December 31, 2019:
Real estate loans:
Residential properties	$89	$13	$—	$1,743	$1,845	$3,013,255	$3,015,100
Commercial properties	7,586	—	403	2,410	10,399	823,643	834,042
Land	—	—	—	—	—	70,257	70,257
Commercial and industrial loans	695	2,007	—	8,714	11,416	588,797	600,213
Consumer loans	22	3	—	—	25	16,248	16,273
Total	$8,392	$2,023	$403	$12,867	$23,685	$4,512,200	$4,535,885

Percentage of total loans	0.19%	0.04%	0.01%	0.28%	0.52%

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	June 30, 2020			December 31, 2019
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential real estate loans	$1,200	$—	$1,200	$1,200	$—	$1,200
Commercial real estate loans	1,148	1,374	2,522	1,188	2,166	3,354
Commercial and industrial loans	606	3,875	4,481	557	2,972	3,529
Total	$2,954	$5,249	$8,203	$2,945	$5,138	$8,083

These loans were classified as a TDR as a result of a reduction in required principal payments, reductions in rates and/or an extension of the maturity date of the loans.

The following is a breakdown of our loan portfolio by the risk category of loans as of:

				Loans Individually
(dollars in thousands)	Pass	Special Mention	Substandard	Evaluated	Total
June 30, 2020:
Real estate loans:
Residential properties	$3,383,143	$—	$7,170	$5,556	$3,395,869
Commercial properties	760,071	663	7,659	6,546	774,939
Land	64,594	—	—	500	65,094
Commercial and industrial loans	859,832	5,824	3,741	6,067	875,464
Consumer loans	18,623	—	—	17	18,640
Total	$5,086,263	$6,487	$18,570	$18,686	$5,130,006

December 31, 2019:
Real estate loans:
Residential properties	$3,012,203	$—	$—	$2,897	$3,015,100
Commercial properties	821,425	679	5,249	6,689	834,042
Land	69,476	—	781	—	70,257
Commercial and industrial loans	579,153	8,202	3,542	9,316	600,213
Consumer loans	16,273	—	—	—	16,273
Total	$4,498,530	$8,881	$9,572	$18,902	$4,535,885

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans for the periods indicated:

	Beginning	Adoption of	Provision for			Ending
(dollars in thousands)	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance
Quarter ended June 30, 2020:
Real estate loans:
Residential properties	$6,026	$—	$730	$—	$—	$6,756
Commercial properties	1,178	—	8,133	—	—	9,311
Land	1,252	—	2,116	—	—	3,368
Commercial and industrial loans	10,125	—	(1,225)	(525)	113	8,488
Consumer loans	204	—	2	—	—	206
Total	$18,785	$—	$9,756	$(525)	$113	$28,129

Six months ended June 30, 2020:
Real estate loans:
Residential properties	$8,423	$(363)	$(1,304)	$—	$—	$6,756
Commercial properties	4,166	(3,760)	8,905	—	—	9,311
Land and construction	573	(92)	2,887	—	—	3,368
Commercial and industrial loans	7,448	—	1,531	(1,055)	564	8,488
Consumer loans	190	—	16	—	—	206
Total	$20,800	$(4,215)	$12,035	$(1,055)	$564	$28,129

Year ended December 31, 2019:
Real estate loans:
Residential properties	$9,216	$—	$(793)	$—	$—	$8,423
Commercial properties	4,547	—	(381)	—	—	4,166
Land	391	—	182	—	—	573
Commercial and industrial loans	4,628	—	3,653	(2,687)	1,854	7,448
Consumer loans	218	—	(24)	(5)	1	190
Total	$19,000	$—	$2,637	$(2,692)	$1,855	$20,800

Including PCD loans, our ACL related to loans represented 0.55% and 0.49% of total loans outstanding as of June 30, 2020 and December 31, 2019, respectively.

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

In addition, the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Business Oversight (“DBO”), as an integral part of their examination processes, periodically review the adequacy of our ACL. These agencies may require us to make additional provisions for credit losses, over and above the provisions that we have already made, the effect of which would be to reduce our income.

The following table presents the balance in the ACL and the recorded investment in loans by impairment method as of:

			Purchased		Unaccreted Credit
	Evaluated for Impairment		Credit		Component
(dollars in thousands)	Individually	Collectively	Deteriorated	Total	Other Loans

June 30, 2020:
Allowance for credit losses:
Real estate loans:
Residential properties	$34	$6,722	$—	$6,756	$
Commercial properties	385	8,926	—	9,311
Land	—	3,368	—	3,368
Commercial and industrial loans	784	7,704	—	8,488
Consumer loans	—	206	—	206
Total	$1,203	$26,926	$—	$28,129	$
Loans:
Real estate loans:
Residential properties	$5,556	$3,390,022	$291	$3,395,869	$
Commercial properties	6,546	762,864	5,529	774,939
Land	500	64,594	—	65,094
Commercial and industrial loans	6,067	869,080	317	875,464
Consumer loans	17	18,623	—	18,640
Total	$18,686	$5,105,183	$6,137	$5,130,006	$

	Allowance for Credit Losses				Unaccreted Credit
	Evaluated for Impairment				Component
(dollars in thousands)	Individually	Collectively	PCI	Total	Other Loans
December 31, 2019:
Allowance for credit losses:
Real estate loans:
Residential properties	$—	$8,423	$—	$8,423	$1,013
Commercial properties	107	4,059	—	4,166	1,048
Land	—	573	—	573	6
Commercial and industrial loans	763	6,685	—	7,448	277
Consumer loans	—	190	—	190	1
Total	$870	$19,930	$—	$20,800	$2,345
Loans:
Real estate loans:
Residential properties	$2,897	$3,012,203	$—	$3,015,100	$189,339
Commercial properties	6,689	824,026	3,327	834,042	201,370
Land	—	69,476	781	70,257	28,660
Commercial and industrial loans	9,316	590,489	408	600,213	24,143
Consumer loans	—	16,273	—	16,273	253
Total	$18,902	$4,512,467	$4,516	$4,535,885	$443,765

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in acquisitions, and the stated principal balance of the related loans. The discount is equal to 0.53% of the stated principal balance on these loans as of December 31, 2019. In addition to this unaccreted credit component discount, an additional $0.3 million of the ACL was provided for these loans as of December 31, 2019.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of FFI common stock. The remaining balances of the Company’s lines of credit available to draw down totaled $2 billion at June 30, 2020.

Cash Flows Provided by Operating Activities. During the six months ended June 30, 2020, operating activities provided net cash of $28 million, primarily due to net income of $31 million and $5 million in provisions for credit losses, partially offset by a net increase of $11 million in other assets. During the six months ended June 30, 2019, operating activities provided net cash of $24 million, comprised primarily of our net income of $24 million.

Cash Flows Used in Investing Activities. During the six months ended June 30, 2020, investing activities used net cash of $449 million, primarily to fund a $595 million net increase in loans and $7 million in securities purchases, offset partially by $155 million in cash received in principal collection and maturities of securities. During the six months ended June 30, 2019, investing activities used net cash of $387 million, primarily to fund a $434 million net increase in loans, offset partially by $47 million in cash received in proceeds from the sale, principal collection, and maturities of securities.

Cash Flow Provided by Financing Activities. During the six months ended June 30, 2020, financing activities provided net cash of $770 million, consisting primarily of a net increase of $757 million in deposits and a $22 million increase in FHLB advances, offset partially by $6 million in dividends paid and $3 million in stock repurchases. During the six months ended June 30, 2019, financing activities provided net cash of $381 million, consisting primarily of net increases of $211 million in deposits, $159 million in FHLB advances and other borrowings, and $15 million in our line of credit, offset partially by $4 million in dividends paid.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2020 and December 31, 2019, the loan-to-deposit ratios at FFB were 100%, and 103%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of June 30, 2020:

(dollars in thousands)
Commitments to fund new loans	$26,193
Commitments to fund under existing loans, lines of credit	448,032
Commitments under standby letters of credit	15,264

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of June 30, 2020, FFB was obligated on $282 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $263 million of deposits from the State of California.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
June 30, 2020:
CET1 capital ratio	$540,150	10.38%	$234,176	4.50%
Tier 1 leverage ratio	540,150	8.11%	266,486	4.00%
Tier 1 risk-based capital ratio	540,150	10.38%	312,235	6.00%
Total risk-based capital ratio	570,845	10.97%	416,313	8.00%

December 31, 2019:
CET1 capital ratio	$513,083	10.65%	$216,782	4.50%
Tier 1 leverage ratio	513,083	8.25%	248,798	4.00%
Tier 1 risk-based capital ratio	513,083	10.65%	289,043	6.00%
Total risk-based capital ratio	537,048	11.15%	385,390	8.00%

FFB
June 30, 2020:
CET1 capital ratio	$546,086	10.53%	$233,456	4.50%	$312,630	6.50%
Tier 1 leverage ratio	546,086	8.22%	265,887	4.00%	280,199	5.00%
Tier 1 risk-based capital ratio	546,086	10.53%	311,274	6.00%	234,812	8.00%
Total risk-based capital ratio	576,781	11.12%	415,033	8.00%	161,748	10.00%

December 31, 2019:
CET1 capital ratio	$510,142	10.62%	$216,063	4.50%	$312,091	6.50%
Tier 1 leverage ratio	510,142	8.22%	248,119	4.00%	310,148	5.00%
Tier 1 risk-based capital ratio	510,142	10.62%	288,084	6.00%	384,112	8.00%
Total risk-based capital ratio	534,107	11.12%	384,112	8.00%	480,140	10.00%

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

As of June 30, 2020, FFI had $10.8 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

As of June 30, 2020, the amount of capital at FFB in excess of amounts required to be well capitalized for purposes of the prompt corrective action regulations was $209 million for the CET1 capital ratio, $214 million for the Tier 1 Leverage Ratio, $131 million for the Tier 1 risk-based capital ratio and $58 million for the Total risk-based capital ratio.

The Company paid a quarterly cash dividend of $0.07 per common share in the first and second quarters of 2020. It is our current intention to continue to pay quarterly dividends. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. We paid $8.9 million in dividends ($0.20 per share) in 2019.

We had no material commitments for capital expenditures as of June 30, 2020. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the section titled Asset and Liability Management: Interest Rate Risk in our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission on March 2, 2020. There have been no material changes to our quantitative and qualitative disclosures about market risk since December 31, 2019.

ITEM 4.CONTROLS AND PROCEDURES

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2020, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.RISK FACTORS

The following risk factors supplement, and should be read in conjunction with, the risk factors described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

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

Our participation in the PPP exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP loan program, which could have a material adverse impact on our business, financial condition and results of operations.

We are a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP opened on April 3, 2020; however, because of the short window between the passing of the CARES Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their processes and procedures used in processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, we may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company adopted a stock repurchase plan on October 30, 2018 for the repurchase of up to 2,200,000 shares of its common stock from time to time as market conditions allow. This plan has no stated expiration date for the repurchases. The Company did not repurchase any shares during the quarter ended June 30, 2020.  As of June 30, 2020, the maximum number of shares that may be purchased under the program was 1,938,600.

ITEM 5.OTHER INFORMATION

On August 6, 2020, following approval by the Compensation Committee (“Committee”) of the Board of Directors, the Company entered into an Amended and Restated Change in Control Severance Compensation Agreement (each, a “Restated CIC Agreement” and collectively, the “Restated CC Agreements”) with each of Scott F. Kavanaugh, Ulrich E. Keller, Jr., David DePillo, Kevin Thompson, and Lindsay Lawrence (the “Named Executive Officers”).

Each of the Restated CC Agreements clarify certain elements of the prior Change in Control Severance Compensation Agreements, but none increase the magnitude of benefits that a Named Executive Officer could receive in connection with a change in control of the Company.  The Restated CC Agreements clarify that severance benefits can be provided under the Restated CC Agreement if a Named Executive Officer’s employment is terminated without cause by his or her employer in connection with a change in control. In addition, the definition of “change in control” was modified to be more limited as to when it can be triggered, and the payment mechanism was modified to provide that any cash severance would be made on or about sixty days after the Named Executive Officer becomes entitled to such payment.

The Restated CC Agreements for each of the Named Executive Officer are substantially the same, except with respect to the value of the potential severance benefits.  Each Restated CC Agreement can be terminated by the Company upon three years advance written notice to the Named Executive Officer, and each will also terminate (without payment of severance benefits) in the event the Named Executive Officer’s employment is terminated by his or her employer for cause (as defined in the Restated CC Agreement) or due to his or her death or disability or retirement, or by the Named Executive Officer without good reason (as defined in the Restated CC Agreement).

Each of the Restated CC Agreements provides that if (1) the Company undergoes a change in control and (2) after the public announcement of such pending change in control and within the succeeding 12 months after such change in control, either the Named Executive Officer’s employment is terminated by his or her employer without cause or the Named Executive Officer terminates his or her employment due to the occurrence of good reason, then the Named Executive Officer will become eligible to receive the following severance compensation (in lieu of any further severance benefits that could be provided under the Named Executive Officer’s employment agreement): (a) cash severance equal to the product of two multiplied by the sum of (i) his or her annual base salary as then in effect and (ii) the maximum bonus compensation that the Named Executive Officer could have earned under any bonus or incentive compensation plan in which he or she was then participating, if any, less any severance that had been paid under the Named Executive Officer’s employment agreement; (b) full acceleration of the vesting of any then unvested equity compensation awards held by the Named Executive Officer, and (c) continued participation for the Named Executive Officer and his or her family members in medical, dental, vision, disability, and life insurance plans and programs through the end of the second calendar year following the calendar year of the Named Executive Officer’s termination of employment.

The foregoing severance benefits are conditioned upon the Named Executive Officer executing documentation that releases the Company and its affiliates from all legal claims. The severance benefits will be reduced to avoid the imposition of excise taxes under Internal Revenue Code Sections 280G and 4999 if the Named Executive Officer would be financially better off on an after-tax basis.

The foregoing description of the Restated CC Agreements is not intended to be complete and is qualified in its entirety by reference to the Restated CC Agreement for each of Mr. Kavanaugh, Mr. Keller, Mr. DePillo, Mr. Thompson and Ms. Lawrence, copies of which are attached hereto as Exhibits 10.3, 10.4, 10.5, 10.6 and 10.7, respectively, and incorporated herein by this reference.

ITEM 6.EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

10.1

Employment Agreement, dated April 22, 2020, among First Foundation Inc., First Foundation Bank, and Kevin Thompson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on June 1, 2020).

10.2

Change of Control Severance Compensation Agreement, dated June 1, 2020, among First Foundation Inc. and Kevin Thompson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 1, 2020).

10.3(1)	Amended and Restated Change in Control Severance Compensation Agreement, dated August 6, 2020, by and between First Foundation Inc. and Scott F. Kavanaugh.

10.4(1)	Amended and Restated Change in Control Severance Compensation Agreement, dated August 6, 2020, by and between First Foundation Inc. and Ulrich E. Keller, Jr.

10.5(1)	Amended and Restated Change in Control Severance Compensation Agreement, dated August 6, 2020, by and between First Foundation Inc. and David DePillo.

10.6(1)	Amended and Restated Change in Control Severance Compensation Agreement, dated August 6, 2020, by and between First Foundation Inc. and Kevin Thompson.

10.7(1)	Amended and Restated Change in Control Severance Compensation Agreement, dated August 6, 2020, by and between First Foundation Inc. and Lindsay Lawrence.

31.1(1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: August 7, 2020	By:	/s/ KEVIN THOMPSON
Kevin Thompson
Executive Vice President and Chief Financial Officer

S-1