Form 10-Q
period 2020-09-30
First Foundation Inc.
filed 2020-11-06
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of November 3, 2020, the registrant had 44,626,324 shares of common stock, $0.001 par value per share, outstanding

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2020

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2020	2019
	(unaudited)
ASSETS
Cash and cash equivalents	$282,983	$65,387
Securities available-for-sale	890,981	1,014,966
Allowance for credit losses - investments	(8,049)	—
Net securities	882,932	1,014,966

Loans held for sale	512,598	503,036

Loans held for investment	4,615,323	4,547,633
Allowance for credit losses - loans	(24,183)	(20,800)
Net loans	4,591,140	4,526,833

Investment in FHLB stock	17,250	21,519
Deferred taxes	7,157	11,079
Premises and equipment, net	8,265	8,355
Goodwill and intangibles	95,735	97,191
Other assets	83,878	66,070
Total Assets	$6,481,938	$6,314,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$5,463,813	$4,891,144
Borrowings	269,000	743,000
Accounts payable and other liabilities	71,189	66,423
Total Liabilities	5,804,002	5,700,567

Shareholders’ Equity
Common Stock	45	45
Additional paid-in-capital	433,263	433,775
Retained earnings	228,396	175,773
Accumulated other comprehensive income (loss)	16,232	4,276
Total Shareholders’ Equity	677,936	613,869
Total Liabilities and Shareholders’ Equity	$6,481,938	$6,314,436

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Interest income:
Loans	$55,231	$56,483	$165,249	$166,828
Securities	6,107	5,349	19,643	17,700
FHLB stock, fed funds sold and interest-bearing deposits	353	782	1,069	1,938
Total interest income	61,691	62,614	185,961	186,466

Interest expense:
Deposits	7,988	16,675	33,548	48,419
Borrowings	2,086	2,807	7,481	11,981
Total interest expense	10,074	19,482	41,029	60,400

Net interest income	51,617	43,132	144,932	126,066

Provision for credit losses	1,548	172	6,979	1,943

Net interest income after provision for credit losses	50,069	42,960	137,953	124,123

Noninterest income:
Asset management, consulting and other fees	7,368	7,304	21,863	21,234
Gain on sale of loans	15,140	4,218	15,140	4,218
Other income	1,133	2,460	6,282	6,126
Total noninterest income	23,641	13,982	43,285	31,578

Noninterest expense:
Compensation and benefits	17,914	17,167	56,059	53,402
Occupancy and depreciation	6,052	5,450	17,419	15,485
Professional services and marketing costs	2,077	1,745	5,880	5,773
Customer service costs	1,723	5,920	5,717	13,592
Other expenses	2,829	2,412	9,329	9,669
Total noninterest expense	30,595	32,694	94,404	97,921

Income before taxes on income	43,115	24,248	86,834	57,780
Taxes on income	12,177	6,892	24,831	16,755
Net income	$30,938	$17,356	$62,003	$41,025

Net income per share:
Basic	$0.69	$0.39	$1.39	$0.92
Diluted	$0.69	$0.39	$1.38	$0.91
Shares used in computation:
Basic	44,625,668	44,639,481	44,638,634	44,602,368
Diluted	44,885,776	44,935,308	44,883,612	44,876,614

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
	Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2018	44,496,007	$44	$431,832	$128,461	$(1,153)	$559,184
Net income	—	—	—	41,025	—	41,025
Other comprehensive income	—	—	—	—	9,250	9,250
Stock based compensation	—	—	1,336	—	—	1,336
Cash dividend	—	—	—	(6,694)	—	(6,694)
Stock repurchase	(1,800)	—	(23)	—	—	(23)
Issuance of common stock:
Exercise of options	37,000	—	282	—	—	282
Stock grants – vesting of Restricted Stock Units	121,640	1	(1)	—	—	—
Balance: September 30, 2019	44,652,847	$45	$433,426	$162,792	$8,097	$604,360

Balance: December 31, 2019	44,670,743	$45	$433,775	$175,773	$4,276	$613,869
Net income	—	—	—	62,003	—	62,003
Other comprehensive income	—	—	—	—	11,956	11,956
Stock based compensation	—	—	1,660	—	—	1,660
Cash dividend	—	—	—	(9,380)	—	(9,380)
Issuance of common stock:
Exercise of options	87,000	—	652	—	—	652
Stock grants – vesting of Restricted Stock Units	92,915	—	—	—	—	—
Stock Repurchase	(224,334)	—	(2,824)	—	—	(2,824)
Balance: September 30, 2020	44,626,324	$45	$433,263	$228,396	$16,232	$677,936

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income	$30,938	$17,356	$62,003	$41,025
Other comprehensive income:
Unrealized holding gains on securities arising during the period	15,448	2,883	16,898	13,074
Other comprehensive income before tax	15,448	2,883	16,898	13,074
Income tax expense related to items of other comprehensive income	4,519	619	4,942	3,600
Other comprehensive income	10,929	2,264	11,956	9,474

Less: Reclassification adjustment for gains (loss) included in net earnings	—	(316)	—	(316)
Income tax (expense) benefit related to reclassification adjustment	—	90	—	92
Reclassification adjustment for gains included in net earnings, net of tax	—	(226)	—	(224)
Other comprehensive income (loss), net of tax	10,929	2,038	11,956	9,250
Total comprehensive income	$41,867	$19,394	$73,959	$50,275

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$62,003	$41,025
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses - loans	3,990	1,943
Provision for credit losses - securities AFS	8,049	—
Stock–based compensation expense	1,660	1,336
Depreciation and amortization	2,367	2,256
Deferred tax expense	(1,020)	(107)
Amortization of core deposit intangible	1,456	1,765
Amortization of mortgage servicing rights - net	1,034	1,199
Amortization of premiums on purchased loans - net	(4,169)	(4,231)
Gain on sale of loans	(15,140)	(4,218)
Gain from hedging activities	—	(655)
Loss on sale of securities	—	316
Gain on sale of REO	—	(742)
Increase in other assets	(4,689)	(1,499)
Increase (decrease) in accounts payable and other liabilities	(5,149)	8,758
Net cash provided by operating activities	50,392	47,146
Cash Flows from Investing Activities:
Net increase in loans	(625,373)	(628,176)
Proceeds from sale of loans	577,875	573,897
Proceeds from sale of REO	—	1,557
Purchase of premises and equipment	(2,277)	(1,805)
Recovery of allowance for credit losses	786	1,770
Purchases of AFS securities	(60,988)	(576,539)
Proceeds from sale of securities	—	283,893
Maturities of AFS securities	197,271	73,054
Sale of FHLB stock, net	4,269	3,057
Net cash provided by (used in) investing activities	91,563	(269,292)
Cash Flows from Financing Activities:
Increase in deposits	572,669	637,598
Net increase in FHLB advances	(474,000)	(203,000)
Line of credit net change – borrowings (paydowns), net	—	15,000
Dividends paid	(9,380)	(6,694)
Settlement of swap	(11,476)	(19,883)
Proceeds from sale of stock, net	652	282
Repurchase of stock	(2,824)	(23)
Net cash provided by financing activities	75,641	423,280
Increase in cash and cash equivalents	217,596	201,134
Cash and cash equivalents at beginning of year	65,387	67,312
Cash and cash equivalents at end of period	$282,983	$268,446
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$19,369	$14,434
Interest	41,500	55,785
Noncash transactions:
Transfer of loans to loans held for sale	$567,618	$553,498
Mortgage servicing rights from loan sales	3,853	1,861
Chargeoffs against allowance for credit losses	1,393	2,213

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 - UNAUDITED

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

For the Nine Months Ended September 30, 2020 - UNAUDITED

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

The provision for credit losses on the consolidated income statement includes the provisions for credit losses for loans and securities AFS. For the nine months ending September 30, 2020, the provision for credit losses was $7 million.

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

For the Nine Months Ended September 30, 2020 - UNAUDITED

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

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2020:
Investment securities available for sale:
Agency mortgage-backed securities	$798,193	$—	$798,193	$—
Beneficial interest – FHLMC securitizations	24,814	—	—	24,814
Corporate bonds	58,321	—	58,321	—
Other	1,604	505	1,099	—
Investment in equity securities	282	282	—	—
Total assets at fair value on a recurring basis	$883,214	$787	$857,613	$24,814

December 31, 2019:
Investment securities available for sale:
Agency mortgage-backed securities	$914,977	$—	$914,977	$—
Beneficial interest – FHLMC securitizations	42,706	—	—	42,706
Corporate bonds	55,834	—	55,834	—
Other	1,449	403	1,046	—
Investment in equity securities	434	434	—	—
Total assets at fair value on a recurring basis	$1,015,400	$837	$971,857	$42,706

The decrease in Level 3 assets from December 31, 2019 was due to Beneficial interest – FHLMC securitization paydowns, and due to a change in expected cash flows on an interest only strip security, an $8.0 million allowance was taken in the first nine months of 2020.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 - UNAUDITED

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3. The total collateral dependent impaired Level 3 loans were $13.3 million and $18.9 million at September 30, 2020 and December 31, 2019, respectively. There were $0.1 million in specific reserves related to these loans at September 30, 2020 and no specific reserves related to these loans at December 31, 2019.

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

For the Nine Months Ended September 30, 2020 - UNAUDITED

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents. The fair value of cash and cash equivalents approximates its carrying value.

Interest-Bearing Deposits with Financial Institutions. The fair values of interest-bearing deposits maturing within ninety days approximate their carrying values.

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include beneficial interests in FHLMC securitizations. Significant assumptions in the valuation of these Level 3 securities as of September 30, 2020 and December 31, 2019 included prepayment rates ranging from 20% to 30% and discount rates ranging from 7.35% to 10%.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 - UNAUDITED

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
September 30, 2020:
Assets:
Cash and cash equivalents	$282,983	$282,983	$—	$—	$282,983
Securities AFS, net	882,932	505	857,613	24,814	882,932
Loans held for sale	512,598	—	517,922	—	517,922
Loans, net	4,591,140	—	—	4,639,003	4,639,003
Investment in FHLB stock	17,250	—	17,250	—	17,250
Investment in equity securities	282	282	—	—	282
Liabilities:
Deposits	$5,463,813	$4,209,230	$1,259,324	$—	$5,468,554
Borrowings	269,000	—	260,000	9,000	269,000

December 31, 2019:
Assets:
Cash and cash equivalents	$65,387	$65,387	$—	$—	$65,387
Securities AFS	1,014,966	403	971,857	42,706	1,014,966
Loans held for sale	503,036	—	506,750	—	506,750
Loans, net	4,526,833	—	—	4,573,516	4,573,516
Investment in FHLB stock	21,519	—	21,519	—	21,519
Investment in equity securities	434	434	—	—	434
Liabilities:
Deposits	$4,891,144	$2,913,493	$1,977,652	$—	$4,891,145
Borrowings	743,000	—	733,000	10,000	743,000

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
September 30, 2020:
Agency mortgage-backed securities	$776,956	$21,237	$—	$—	$798,193
Beneficial interests in FHLMC securitization	32,577	286	—	(8,049)	24,814
Corporate bonds	57,000	1,321	—	—	58,321
Other	1,505	99	—	—	1,604
Total	$868,038	$22,943	$—	$(8,049)	$882,932
December 31, 2019:
Agency mortgage-backed securities	$905,949	$9,174	$(146)	$—	$914,977
Beneficial interests in FHLMC securitization	47,586	1,801	(6,681)	—	42,706
Corporate bonds	54,000	1,834	—	—	55,834
Other	1,386	63	—	—	1,449
Total	$1,008,921	$12,872	$(6,827)	$—	$1,014,966

US Treasury securities of $0.5 million as of September 30, 2020 that are included in the table above as Other are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations. As

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 - UNAUDITED

of September 30, 2020, $194.8 million of agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into from 2018 through 2020.

The tables below indicate, as of September 30, 2020 and December 31, 2019, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

Securities with Unrealized Loss at September 30, 2020
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$—	$—	$—	$—	$—	$—
Beneficial interests in FHLMC securitization	—	—	—	—	—	—
Total temporarily impaired securities	$—	$—	$—	$—	$—	$—

	Securities with Unrealized Loss at December 31, 2019
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$5,488	$(2)	$13,880	$(144)	$19,368	$(146)
Beneficial interests in FHLMC securitization	20,609	(2,856)	3,220	(3,825)	23,829	(6,681)
Total temporarily impaired securities	$26,097	$(2,858)	$17,100	$(3,969)	$43,197	$(6,827)

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 - UNAUDITED

Allowance for credit losses - Investments
(dollars in thousands)
Quarter Ended September 30, 2020:
Balance: June 30, 2020	$2,371
Provision for credit losses	5,678
Balance: September 30, 2020	$8,049

Nine Months Ended September 30, 2020:
Balance: December 31, 2019	$—
Provision for credit losses	8,049
Balance: September 30, 2020	$8,049

Due to a change in expected cash flows of an interest only strip security, $5.6 million and $8 million in allowances were taken in the three and nine months ended September 30, 2020, respectively. The allowances were included as a charge in provision for credit losses on the consolidated income statement.

The scheduled maturities of securities AFS and the related weighted average yields were as follows for the periods indicated:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
September 30, 2020
Amortized Cost:
Corporate bonds	$—	$—	$57,000	$—	$57,000
Other	500	—	1,006	—	1,506
Total	$500	$—	$58,006	$—	$58,506
Weighted average yield	1.76%	—%	5.35%	—%	5.32%
Estimated Fair Value:
Corporate bonds	$—	$—	$58,322	$—	$58,322
Other	505	—	1,100	—	1,605
Total	$505	$—	$59,422	$—	$59,927

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2019
Amortized Cost:
Corporate bonds	$—	$—	$54,000	$—	$54,000
Other	—	400	986	—	1,386
Total	$—	$400	$54,986	$—	$55,386
Weighted average yield	—%	2.25%	5.29%	—%	5.27%
Estimated Fair Value:
Corporate bonds	$—	$—	$55,834	$—	$55,834
Other	—	403	1,046	—	1,449
Total	$—	$403	$56,880	$—	$57,283

Agency mortgage-backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage-backed securities and beneficial interests as of September 30, 2020 was 2.46%.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 - UNAUDITED

NOTE 4: LOANS

The following is a summary of our loans as of:

	September 30,	December 31,
(dollars in thousands)	2020	2019
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,084,175	$2,143,919
Single family	818,436	871,181
Total real estate loans secured by residential properties	2,902,611	3,015,100
Commercial properties	770,964	834,042
Land	57,722	70,257
Total real estate loans	3,731,297	3,919,399
Commercial and industrial loans	858,744	600,213
Consumer loans	18,399	16,273
Total loans	4,608,440	4,535,885
Premiums, discounts and deferred fees and expenses	6,883	11,748
Total	$4,615,323	$4,547,633

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

	September 30,	December 31,
(dollars in thousands)	2020	2019
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$288	$366
Commercial properties	5,513	6,146
Land	—	1,058
Total real estate loans	5,801	7,570
Commercial and industrial loans	305	603
Total loans	6,106	8,173
Unaccreted discount on purchased credit deteriorated loans	—	(3,657)
Total	$6,106	$4,516

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 - UNAUDITED

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
September 30, 2020:
Real estate loans:
Residential properties	$—	$24	$1,922	$12,532	$14,478	$2,888,133	$2,902,611
Commercial properties	722	215	—	1,738	2,675	768,289	770,964
Land	411	—	—	—	411	57,311	57,722
Commercial and industrial loans	442	1,038	481	6,306	8,267	850,477	858,744
Consumer loans	—	—	—	16	16	18,383	18,399
Total	$1,575	$1,277	$2,403	$20,592	$25,847	$4,582,593	$4,608,440

Percentage of total loans	0.03%	0.03%	0.05%	0.45%	0.56%

December 31, 2019:
Real estate loans:
Residential properties	$89	$13	$—	$1,743	$1,845	$3,013,255	$3,015,100
Commercial properties	7,586	—	403	2,410	10,399	823,643	834,042
Land	—	—	—	—	—	70,257	70,257
Commercial and industrial loans	695	2,007	—	8,714	11,416	588,797	600,213
Consumer loans	22	3	—	—	25	16,248	16,273
Total	$8,392	$2,023	$403	$12,867	$23,685	$4,512,200	$4,535,885

Percentage of total loans	0.19%	0.04%	0.01%	0.28%	0.52%

The following table presents the loans classified as troubled debt restructurings (“TDR”) by accrual and nonaccrual status as of:

	September 30, 2020			December 31, 2019
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential loans	$1,200	$—	$1,200	$1,200	$—	$1,200
Commercial real estate loans	1,127	1,303	2,430	1,188	2,166	3,354
Commercial and industrial loans	1,014	3,439	4,453	557	2,972	3,529
Total	$3,341	$4,742	$8,083	$2,945	$5,138	$8,083

The following table provides information on loans that were modified as TDRs for the following periods:

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Nine Months Ended September 30, 2020:
Commercial and industrial loans	1	$514	$514	$—
Total	1	$514	$514	$—

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year Ended December 31, 2019
Residential loans	1	$1,200	$1,200	$—
Commercial real estate loans	1	2,872	2,872	—
Commercial and industrial loans	7	1,754	1,754	—
Total	9	$5,826	$5,826	$—

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 - UNAUDITED

All of these loans were classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loans. These loans have been paying in accordance with the terms of their restructure.

NOTE 5: ALLOWANCE FOR CREDIT LOSSES

The following is a roll forward of the Bank’s allowance for credit losses related to loans for the following periods:

	Beginning	Adoption of	Provision for			Ending
(dollars in thousands)	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance
Quarter Ended September 30, 2020:
Real estate loans:
Residential properties	$6,756	$—	$(3,791)	$—	$—	$2,965
Commercial properties	9,311	—	336	—	—	9,647
Land	3,368	—	(2,211)	—	—	1,157
Commercial and industrial loans	8,488	—	1,831	(338)	222	10,203
Consumer loans	206	—	5	—	—	211
Total	$28,129	$—	$(3,830)	$(338)	$222	$24,183

Nine Months Ended September 30, 2020:
Real estate loans:
Residential properties	$8,423	$(363)	$(5,095)	$—	$—	$2,965
Commercial properties	4,166	(3,760)	9,241	—	—	9,647
Land	573	(92)	676	—	—	1,157
Commercial and industrial loans	7,448	—	3,362	(1,393)	786	10,203
Consumer loans	190	—	21	—	—	211
Total	$20,800	$(4,215)	$8,205	$(1,393)	$786	$24,183

Year Ended December 31, 2019:
Real estate loans:
Residential properties	$9,216	$—	$(793)	$—	$—	$8,423
Commercial properties	4,547	—	(381)	—	—	4,166
Land	391	—	182	—	—	573
Commercial and industrial loans	4,628	—	3,653	(2,687)	1,854	7,448
Consumer loans	218	—	(24)	(5)	1	190
Total	$19,000	$—	$2,637	$(2,692)	$1,855	$20,800

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 - UNAUDITED

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses				Unaccreted
			Purchased		Credit
	Evaluated for Impairment		Credit		Component
(dollars in thousands)	Individually	Collectively	Deteriorated	Total	Other Loans
September 30, 2020:
Allowance for credit losses:
Real estate loans:
Residential properties	$7	$2,954	$4	$2,965	$
Commercial properties	98	9,268	281	9,647
Land	—	1,157	—	1,157
Commercial and industrial loans	1,095	9,102	6	10,203
Consumer loans	—	211	—	211
Total	$1,200	$22,692	$291	$24,183	$—
Loans:
Real estate loans:
Residential properties	$13,714	$2,888,609	$288	$2,902,611	$
Commercial properties	11,873	753,578	5,513	770,964
Land	—	57,722	—	57,722
Commercial and industrial loans	7,320	851,119	305	858,744
Consumer loans	16	18,383	—	18,399
Total	$32,923	$4,569,411	$6,106	$4,608,440	$—

December 31, 2019:
Allowance for credit losses:
Real estate loans:
Residential properties	$—	$8,423	$—	$8,423	$1,013
Commercial properties	107	4,059	—	4,166	1,048
Land	—	573	—	573	6
Commercial and industrial loans	763	6,685	—	7,448	277
Consumer loans	—	190	—	190	1
Total	$870	$19,930	$—	$20,800	$2,345
Loans:
Real estate loans:
Residential properties	$2,897	$3,012,203	$—	$3,015,100	$189,339
Commercial properties	6,689	824,026	3,327	834,042	201,370
Land	—	69,476	781	70,257	28,660
Commercial and industrial loans	9,316	590,489	408	600,213	24,143
Consumer loans	—	16,273	—	16,273	253
Total	$18,902	$4,512,467	$4,516	$4,535,885	$443,765

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 - UNAUDITED

Assets that were previously accounted for as PCI under ASC 310-30 are accounted for as PCD assets under the new impairment standard. When instruments that were accounted for as PCI are transitioned to the new PCD model, a “gross up” is recorded to the amortized cost basis of the asset and the allowance for credit losses of these instruments. If any noncredit discount still exists, it is accredited to interest income using the interest method.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 - UNAUDITED

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of:

				Loans Individually
(dollars in thousands)	Pass	Special Mention	Substandard Loans	Evaluated	Total

September 30, 2020:
Real estate loans:
Residential properties	$2,887,890	$990	$17	$13,714	$2,902,611
Commercial properties	740,035	12,840	6,216	11,873	770,964
Land	57,311	411	—	—	57,722
Commercial and industrial loans	839,377	8,260	3,787	7,320	858,744
Consumer loans	18,383	—	—	16	18,399
Total	$4,542,996	$22,501	$10,020	$32,923	$4,608,440

December 31, 2019:
Real estate loans:
Residential properties	$3,012,203	$—	$—	$2,897	$3,015,100
Commercial properties	821,425	679	5,249	6,689	834,042
Land	69,476	—	781	—	70,257
Commercial and industrial loans	579,153	8,202	3,542	9,316	600,213
Consumer loans	16,273	—	—	—	16,273
Total	$4,498,530	$8,881	$9,572	$18,902	$4,535,885

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 - UNAUDITED

The risk categories of loans based on year of origination, with classified loans defined as special mention loans, substandard loans and loans individually evaluated as of September 30, 2020, are as follows:

							Revolving
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Loans	Total
Loans secured by Real Estate:
Residential
Multifamily
Pass	$414,824	$671,855	$556,493	$283,805	$90,563	$66,635	$—	$2,084,175
Classified	—	—	—	—	—	—	—	—
Total	$414,824	$671,855	$556,493	$283,805	$90,563	$66,635	$—	$2,084,175

Single Family
Pass	$121,026	$98,636	$123,467	$102,171	$122,259	$211,628	$24,528	$803,715
Classified	—	—	—	2,949	—	8,693	3,079	14,721
Total	$121,026	$98,636	$123,467	$105,120	$122,259	$220,321	$27,607	$818,436

Commercial Real Estate
Pass	$23,813	$101,270	$128,506	$135,422	$125,552	$225,472	$—	$740,035
Classified	—	6,693	10,935	2,365	3,397	7,539	—	30,929
Total	$23,813	$107,963	$139,441	$137,787	$128,949	$233,011	$—	$770,964

Land
Pass	$—	$15,506	$29,931	$10,532	$712	$630	$—	$57,311
Classified	—	—	—	—	—	411	—	411
Total	$—	$15,506	$29,931	$10,532	$712	$1,041	$—	$57,722

Commercial
Pass	$326,810	$162,434	$64,528	$17,995	$15,426	$18,127	$234,057	$839,377
Classified	2,041	3,093	5,177	1,302	2,261	290	5,203	19,367
Total	$328,851	$165,527	$69,705	$19,297	$17,687	$18,417	$239,260	$858,744

Consumer
Pass	$2,108	$—	$1,389	$4	$6,924	$127	$7,831	$18,383
Classified	—	—	—	16	—	—	—	16
Total	$2,108	$—	$1,389	$20	$6,924	$127	$7,831	$18,399

Total loans
Pass	$888,581	$1,049,701	$904,314	$549,929	$361,436	$522,619	$266,416	$4,542,996
Classified	2,041	9,786	16,112	6,632	5,658	16,933	8,282	65,444
Total	$890,622	$1,059,487	$920,426	$556,561	$367,094	$539,552	$274,698	$4,608,440

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 - UNAUDITED

Loans evaluated individually and any related allowance are as follows as of:

	With No Allowance Recorded		With an Allowance Recorded
	Unpaid		Unpaid
	Principal	Recorded	Principal	Recorded	Related
(dollars in thousands)	Balance	Investment	Balance	Investment	Allowance

September 30, 2020:
Real estate loans:
Residential properties	$12,934	$12,887	$882	$827	$7
Commercial properties	11,027	10,745	1,127	1,127	98
Land	—	—	—	—	—
Commercial and industrial loans	3,474	3,090	4,399	4,231	1,095
Consumer loans	16	16	—	—	—
Total	$27,451	$26,738	$6,408	$6,185	$1,200

December 31, 2019:
Real estate loans:
Residential properties	$2,970	$2,897	$—	$—	$—
Commercial properties	5,683	5,456	1,188	1,188	107
Land	—	—	—	—	—
Commercial and industrial loans	6,485	5,708	3,764	3,653	763
Total	$15,138	$14,061	$4,952	$4,841	$870

The weighted average annualized average balance of the recorded investment for these loans, beginning from when the loan became classified as a loan individually evaluated, and any interest income recorded on these loans after they became classified as a loan individually evaluated is as follows for the:

	Nine Months Ended		Year Ended
	September 30, 2020		December 31, 2019
	Average		Average
	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income
Real estate loans:
Residential properties	$18,963	$40	$1,765	$13
Commercial properties	20,138	173	8,889	341
Land	335	—	523	—
Commercial and industrial loans	19,275	905	10,608	11
Consumer loans	42	—	—	—
Total	$58,753	$1,118	$21,785	$365

There was no interest income recognized on a cash basis in either 2020 or 2019 on these loans.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 - UNAUDITED

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses and the related ACL allocated to these loans:

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
September 30, 2020:
Loans secured by Real Estate:
Residential properties
Single family	$11,734	$—	$—	$11,734	$—
Commercial real estate loans	—	—	—	—	—
Land	—	—	—	—	—
Commercial loans	1,039	250	252	1,541	113
Consumer loans	—	16	—	16	—
Total	$12,773	$266	$252	$13,291	$113

NOTE 6: LOAN SALES AND MORTGAGE SERVICING RIGHTS

During the first nine months of 2020, FFB recognized $15.1 million of gains on the sale of $553 million of multifamily loans. In 2019, FFB recognized $4.2 million of gains on the sale of $549 million of multifamily loans. For sales of multifamily loans, FFB retained servicing rights for the majority of these loans and recognized mortgage servicing rights as part of the transactions. As of September 30, 2020 and December 31, 2019, mortgage servicing rights were $9.8 million and $7 million, respectively, and the amount of loans serviced for others totaled $1.7 billion at September 30, 2020 and December 31, 2019. The $9.8 million in mortgage servicing rights as of September 30, 2020 is net of a $1.7 million valuation allowance, and as a result, servicing fees for the nine months ended September 30, 2020 decreased by $0.5 million.  Servicing fees for 2019 were $1.7 million. There was no valuation allowance on the mortgage servicing rights as of December 31, 2019.

NOTE 7: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	September 30, 2020		December 31, 2019
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$1,890,028	—	$1,192,481	—
Interest-bearing	396,938	0.255%	386,276	0.635%
Money market and savings	1,922,264	0.634%	1,334,736	1.355%
Certificates of deposits	1,254,583	0.902%	1,977,651	1.971%
Total	$5,463,813	0.449%	$4,891,144	1.217%

At September 30, 2020, of the $457 million of certificates of deposits of $250,000 or more, $450 million mature within one year and $7 million mature after one year. Of the $798 million of certificates of deposit of less than $250,000, $781 million mature within one year and $17 million mature after one year. At December 31, 2019, of the $472 million of certificates of deposits of $250,000 or more, $471 million mature within one year and $0.8 million mature after one year. Of the $1.5 billion of certificates of deposit of less than $250,000, $1.5 billion mature within one year and $13 million mature after one year.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 - UNAUDITED

NOTE 8: BORROWINGS

At September 30, 2020, our borrowings consisted of $250 million in FHLB term advances at the Bank, $10 million in FHLB zero interest advances, and $9 million of borrowings under a holding company line of credit. At December 31, 2019, our borrowings consisted of $233 million of overnight FHLB advances at the Bank, a $500 million FHLB term advance at the Bank, and $10 million of borrowings under a holding company line of credit. The $250 million  FHLB term advance outstanding at September 30, 2020 matures in March 2021, and bears an interest rate of 0.47%. The two $5 million zero interest advances outstanding at September 30, 2020 mature in October 2020 and April 2021. At September 30, 2020, the interest rate on the holding company line of credit was 3.80%.

FHLB advances are collateralized primarily by loans secured by single family, multifamily, and commercial real estate properties with a carrying value of $3.4 billion as of September 30, 2020. As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB or the Federal Reserve Bank. The Bank’s total borrowing capacity from the FHLB at September 30, 2020 was $1.8 billion. In addition to the $269 million borrowing at September 30, 2020, the Bank had in place $283 million of letters of credit from the FHLB which are used to meet collateral requirements for borrowings from the State of California and local agencies.

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $40 million. The loan agreement matures in five years, with an option to extend the maturity date subject to certain conditions, and bears interest at 90 day LIBOR plus 350 basis points (3.50%). FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in FFB. We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. As of December 31, 2019 and September 30, 2020, FFI was in compliance with the covenants on this loan agreement.

The Bank also has $195 million available borrowing capacity through unsecured fed funds lines, ranging in size from $20 million to $100 million, with five other financial institutions, and a $210 million secured line with the Federal Reserve Bank, secured by single family loans. None of these lines had outstanding borrowings as September 30, 2020. Combined, the Bank’s unused lines of credit as of September 30, 2020 and December 31, 2019 were $2.2 billion and $1.4 billion, respectively. The average balance of overnight borrowings during the first nine months of 2020 was $74 million, as compared to $413 million during all of 2019.

NOTE 9: EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock that would then share in earnings. The following table sets forth the Company’s unaudited earnings per share calculations for the quarters and nine months ended September 30:

	Quarter Ended		Quarter Ended
	September 30, 2020		September 30, 2019
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted
Net income	$30,938	$30,938	$17,356	$17,356
Basic common shares outstanding	44,625,668	44,625,668	44,639,481	44,639,481
Effect of contingent shares issuable		—		1,592
Effect of options and restricted stock		260,108		294,235
Diluted common shares outstanding		44,885,776		44,935,308
Earnings per share	$0.69	$0.69	$0.39	$0.39

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 - UNAUDITED

	Nine Months Ended		Nine Months Ended
	September 30, 2020		September 30, 2019
(dollars in thousands, except share and per share amounts)	Basic	Diluted	Basic	Diluted
Net income	$62,003	$62,003	$41,025	$41,025
Basic common shares outstanding	44,638,634	44,638,634	44,602,368	44,602,368
Effect of contingent shares issuable		—		1,592
Effect of options and restricted stock		244,978		272,654
Diluted common shares outstanding		44,883,612		44,876,614
Earnings per share	$1.39	$1.38	$0.92	$0.91

Based on a weighted average basis, restricted stock units to purchase 39,439 shares of common stock were excluded for the nine months ended September 30, 2020 because their effect would have been anti-dilutive.

NOTE 10: SEGMENT REPORTING

For the three and nine months ended September 30, 2020 and 2019, the Company had two reportable business segments: Banking (FFB and FFIS) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Quarter ended September 30, 2020:
Interest income	$61,691	$—	$—	$61,691
Interest expense	10,024	—	50	10,074
Net interest income	51,667	—	(50)	51,617
Provision for credit losses	1,548	—	—	1,548
Noninterest income	17,976	6,020	(355)	23,641
Noninterest expense	24,949	5,166	480	30,595
Income (loss) before taxes on income	$43,146	$854	$(885)	$43,115

Quarter ended September 30, 2019:
Interest income	$62,614	$—	$—	$62,614
Interest expense	19,328	—	154	19,482
Net interest income	43,286	—	(154)	43,132
Provision for credit losses	172	—	—	172
Noninterest income	8,173	6,161	(352)	13,982
Noninterest expense	26,397	5,423	874	32,694
Income (loss) before taxes on income	$24,890	$738	$(1,380)	$24,248

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2020 - UNAUDITED

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Nine Months Ended September 30, 2020:
Interest income	$185,961	$—	$—	$185,961
Interest expense	40,899	—	130	41,029
Net interest income	145,062	—	(130)	144,932
Provision for credit losses	6,979	—	—	6,979
Noninterest income	26,270	18,139	(1,124)	43,285
Noninterest expense	76,235	16,735	1,434	94,404
Income (loss) before taxes on income	$88,118	$1,404	$(2,688)	$86,834

Nine Months Ended September 30, 2019:
Interest income	$186,466	$—	$—	$186,466
Interest expense	60,132	—	268	60,400
Net interest income	126,334	—	(268)	126,066
Provision for credit losses	1,943	—	—	1,943
Noninterest income	14,638	17,874	(934)	31,578
Noninterest expense	78,785	16,508	2,628	97,921
Income (loss) before taxes on income	$60,244	$1,366	$(3,830)	$57,780

NOTE 11: SUBSEQUENT EVENTS

Cash Dividend

On October 27, 2020, the Board of Directors of the Company declared a quarterly cash dividend of $0.07 per common share to be paid on November 17, 2020 to stockholders of record as of the close of business on November 9, 2020.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the three and nine months ended September 30, 2020 as compared to our results of operations in the three and nine months ended September 30, 2019; and our financial condition at September 30, 2020 as compared to our financial condition at December 31, 2019. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2019, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (our “2019 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on March 2, 2020.

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

Our financial position and results of operations through the first three quarters of 2020 have been impacted by increases in the allowance for credit losses as current economic projections, used in our CECL modeling, contemplate a significant adverse impact on the economy in the coming months resulting in higher estimates of credit losses. Due to the significant decrease in rates, our funding costs started to decline in March and are expected to decline over the course of the year if the current interest rate environment persists.

Potential impacts to our future financial position and results of operation include:

●	Continuing adverse impacts of loan performance, including increased levels of chargeoffs and the need for additional allowance for credit loss reserves.
●	Origination of loans under the Paycheck Protection Program (“the PPP”) administered by the Small Business Administration. These loans bear interest at 1%, are for a term of two years and we are paid a fee for originating these loans, which we expect to average between 2.5% to 3%. While uncertain at this time, we anticipate a significant portion of these loans will be repaid within 180 days from the time the SBA forgiveness process commences.
●	Continuing low levels of funding costs due to the expected continuation of the current low interest rate environment.
●	After funding of existing pipelines, expectations of significantly lower origination volumes due in part to the large credit spreads on certain lending and investment security products.
●	The issuance of forbearance agreements to accommodate our borrowers. We have received and granted requests for forbearance on certain commercial loans, primarily to smaller businesses. However, we do require documentation of financial difficulty before granting a request, and we do not expect a significant level of forbearance activity in our loans secured by multifamily or single family real estate. The change in accounting guidelines that do not require forbearance or restructuring of loans completed as a result of the COVID 19 pandemic to be classified as troubled debt restructures will minimize the financial impact of these accommodations.
●	Pricing volatility of our AFS securities portfolio.
●	Potential servicing advances required under our loan servicing agreements if borrowers are granted forbearances or do not pay their loans on a timely basis.

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

Our results of operations for the first nine months of 2020 include:

●	Completed securitization of $553 million of loans, recognizing a $15.1 million gain, inclusive of associated mortgage servicing rights of $3.9 million.
●	Total loans, including loans held for sale, increased $77 million in the nine months ended September 30, 2020 as a result of $1.8 billion of originations, which were partially offset by payoffs or scheduled payments of $1.1 billion and loan sales of $553 million.
●	During the nine months ended September 30, 2020, total deposits increased by $573 million and total revenues (net interest income and noninterest income) increased by 19% when compared to the nine months ended September 30, 2019.

Results of Operations

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, gains on sales of loans, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of assets under management (“AUM”). Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 56% and 75%, respectively, of the total noninterest expense for Banking and Wealth Management in the nine months ended September 30, 2020.

The following table shows key operating results for each of our business segments for the quarter ended September 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2020:
Interest income	$61,691	$—	$—	$61,691
Interest expense	10,024	—	50	10,074
Net interest income	51,667	—	(50)	51,617
Provision for credit losses	1,548	—	—	1,548
Noninterest income	17,976	6,020	(355)	23,641
Noninterest expense	24,949	5,166	480	30,595
Income (loss) before taxes on income	$43,146	$854	$(885)	$43,115

2019:
Interest income	$62,614	$—	$—	$62,614
Interest expense	19,328	—	154	19,482
Net interest income	43,286	—	(154)	43,132
Provision for credit losses	172	—	—	172
Noninterest income	8,173	6,161	(352)	13,982
Noninterest expense	26,397	5,423	874	32,694
Income (loss) before taxes on income	$24,890	$738	$(1,380)	$24,248

General. Our net income and income before taxes in the three months ended September 30, 2020 were $30.9 million and $43.1 million, respectively, as compared to $17.4 million and $24.2 million, respectively, in the three months ended September 30, 2019. The $18.9 million increase in income before taxes was the result of a $18.3 million increase in income before taxes for Banking, a $0.1 million increase in income before taxes for Wealth Management and a $ 0.4 million decrease in corporate noninterest expenses. The increase in Banking was due to higher net interest income, higher noninterest income and lower noninterest expenses. The increase in Wealth Management was due to lower noninterest expenses, offset partially by lower noninterest income.

The following table shows key operating results for each of our business segments for the nine months ended September 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2020:
Interest income	$185,961	$—	$—	$185,961
Interest expense	40,899	—	130	41,029
Net interest income	145,062	—	(130)	144,932
Provision for credit losses	6,979	—	—	6,979
Noninterest income	26,270	18,139	(1,124)	43,285
Noninterest expense	76,235	16,735	1,434	94,404
Income (loss) before taxes on income	$88,118	$1,404	$(2,688)	$86,834

2019:
Interest income	$186,466	$—	$—	$186,466
Interest expense	60,132	—	268	60,400
Net interest income	126,334	—	(268)	126,066
Provision for credit losses	1,943	—	—	1,943
Noninterest income	14,638	17,874	(934)	31,578
Noninterest expense	78,785	16,508	2,628	97,921
Income (loss) before taxes on income	$60,244	$1,366	$(3,830)	$57,780

General. Our net income and income before taxes in the nine months ended September 30, 2020 were $62.0 million and $86.8 million, respectively, as compared to $41.0 million and $57.8 million, respectively, in the first nine months of 2019. The $29.1 million increase in income before taxes was the result of a $27.9 million increase in income before taxes for Banking, and a $1.2 million decrease in corporate noninterest expenses. The increase in Banking was due to higher net interest income, higher noninterest income and lower noninterest expenses, partially offset by a higher provision for credit losses.

Net Interest Income. The following tables set forth, for the periods indicated, information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields on those assets; (ii) the total dollar amount of interest expense and the average rate of interest on our interest-bearing liabilities; (iii) net interest income; (iv) net interest rate spread; and (v) net interest margin:

	Quarter Ended September 30:
	2020			2019
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$5,644,646	$55,231	3.91%	$5,282,338	$56,483	4.27%
Securities	840,593	6,107	2.91%	616,424	5,349	3.47%
FHLB stock, fed funds, and deposits	329,311	353	0.43%	86,839	782	3.57%
Total interest-earning assets	6,814,550	61,691	3.62%	5,985,601	62,614	4.18%
Noninterest-earning assets:
Nonperforming assets	16,506			18,001
Other	186,751			206,065
Total assets	$7,017,807			$6,209,667
Interest-bearing liabilities:
Demand deposits	$425,674	$369	0.35%	$370,681	$897	0.96%
Money market and savings	1,805,284	3,071	0.68%	1,194,714	3,946	1.31%
Certificates of deposit	1,538,377	4,548	1.18%	1,988,265	11,832	2.36%
Total interest-bearing deposits	3,769,335	7,988	0.84%	3,553,660	16,675	1.86%
Borrowings	698,860	2,086	1.19%	486,807	2,807	2.29%
Total interest-bearing liabilities	4,468,195	10,074	0.90%	4,040,467	19,482	1.91%
Noninterest-bearing liabilities:
Demand deposits	1,832,709			1,508,290
Other liabilities	75,555			72,424
Total liabilities	6,376,459			5,621,181
Shareholders’ equity	641,348			588,486
Total liabilities and equity	$7,017,807			$6,209,667
Net Interest Income		$51,617			$43,132
Net Interest Rate Spread			2.72%			2.27%
Net Interest Margin			3.03%			2.89%

	Nine Months Ended September 30:
	2020			2019
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$5,401,754	$165,249	4.08%	$5,062,689	$166,828	4.40%
Securities	919,712	19,643	2.85%	732,262	17,700	3.22%
FHLB stock, fed funds and deposits	182,558	1,069	0.78%	61,403	1,938	4.22%
Total interest-earning assets	6,504,024	185,961	3.81%	5,856,354	186,466	4.25%
Noninterest-earning assets:
Nonperforming assets	13,095			15,123
Other	180,735			193,176
Total assets	$6,697,854			$6,064,653
Interest-bearing liabilities:
Demand deposits	$386,249	1,466	0.51%	$333,838	2,392	0.96%
Money market and savings	1,554,295	10,595	0.91%	1,181,657	10,972	1.24%
Certificates of deposit	1,815,252	21,487	1.58%	2,004,574	35,055	2.34%
Total interest-bearing deposits	3,755,796	33,548	1.19%	3,520,069	48,419	1.84%
Borrowings	730,763	7,481	1.37%	640,267	11,981	2.50%
Total interest-bearing liabilities	4,486,559	41,029	1.22%	4,160,336	60,400	1.94%
Noninterest-bearing liabilities:
Demand deposits	1,514,954			1,270,845
Other liabilities	67,887			60,639
Total liabilities	6,069,400			5,491,820
Stockholders’ equity	628,454			572,833
Total liabilities and equity	$6,697,854			$6,064,653
Net Interest Income		$144,932			$126,066
Net Interest Rate Spread			2.59%			2.31%
Net Interest Margin			2.97%			2.87%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. Variances attributable to both rate and volume changes, calculated by multiplying the change in rates by the change in average balances, have been allocated to the rate variance. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the quarter and nine months ended September 30, 2020, as compared to the quarter and nine months ended September 30, 2019:

	Quarter Ended			Nine Months Ended
	September 30, 2020 vs. 2019			September 30, 2020 vs. 2019
	Increase (Decrease) due to			Increase (Decrease) due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans	$3,699	$(4,951)	$(1,252)	$10,790	$(12,369)	$(1,579)
Securities	1,727	(969)	758	4,165	(2,222)	1,943
FHLB stock, fed funds and deposits	711	(1,140)	(429)	1,622	(2,491)	(869)
Total interest-earning assets	6,137	(7,060)	(923)	16,577	(17,082)	(505)
Interest paid on:
Demand deposits	109	(637)	(528)	335	(1,262)	(927)
Money market and savings	1,488	(2,363)	(875)	2,973	(3,350)	(377)
Certificates of deposit	(2,313)	(4,971)	(7,284)	(3,040)	(10,527)	(13,567)
Borrowings	924	(1,645)	(721)	1,523	(6,023)	(4,500)
Total interest-bearing liabilities	208	(9,616)	(9,408)	1,791	(21,162)	(19,371)
Net interest income	$5,929	$2,556	$8,485	$14,786	$4,080	$18,866

Net interest income increased 20% from $43.1 million in the third quarter of 2019, to $51.6 million in the third quarter of 2020 due to a 14% increase in interest-earning assets and an increase in the net interest rate spread. The net interest rate spread increased from 2.27% in the third quarter of 2019 to 2.72% in the third quarter of 2020 due to a decrease in the cost of interest-bearing liabilities, from 1.91% in the third quarter of 2019, to 0.90% in the third quarter of 2020, which was partially offset by a decrease in yield on interest-earning assets, from 4.18% in the third quarter of 2019, to 3.62% in the third quarter of 2020. The decrease in the cost of interest-bearing liabilities was due to decreased costs of interest-bearing deposits, resulting from decreases in deposit market rates, and decreased costs of borrowings, as the average rate on FHLB advances and other overnight borrowings decreased from 2.29% in the third quarter of 2019 to 1.19% in the third quarter of 2020. The yield on interest-earning assets decreased due to decreases in yields on loans and securities and an increase in the proportion of lower yielding securities and deposits to total interest-earning assets. The yield on loans decreased due to accelerated payoffs of higher yielding loans during the last year and the decrease in market rates, which resulted in lower rates on loans added to the portfolio. The yield on securities decreased due to the purchase of $576 million of securities in the third quarter of 2019 at current market rates, which were lower than the overall yield realized in 2019. The average balance outstanding under the holding company line of credit decreased from $10.5 million in the third quarter of 2019 to $5.3 million in the third quarter of 2020, resulting in a $0.1 million decrease in corporate interest expense.

Net interest income for Banking increased 15% from $126.3 million in the first nine months of 2019, to $145.1 million in the first nine months of 2020 due primarily to a 11% increase in interest-earning assets. On a consolidated basis our net interest margin was 2.97% for the first nine months of 2020 as compared to 2.87% in the first nine months of 2019. This increase was due to an increase in the net interest rate spread, from 2.31% in the first nine months of 2019 to 2.59% in the first nine months of 2020. The increase in the net interest rate spread was due to a decrease in the cost of interest-bearing liabilities, from 1.94% in the first nine months of 2019, to 1.22% in the first nine months of 2020, which was partially offset by a decrease in yield on total interest-earning assets, from 4.25% in the first nine months of 2019, to 3.81% in the first nine months of 2020. The decrease in the cost of interest-bearing liabilities was due to decreased costs of interest-bearing deposits, resulting from decreases in deposit market rates, and decreased costs of borrowings, as the average rate on FHLB advances and other overnight borrowings decreased from 2.50% in the first nine months of 2019 to 1.37% in the first nine months of 2020. The yield on interest-earning assets decreased as new loans added to the portfolio bear interest rates lower than the current portfolio rates, due to decreases in market rates. The average balance outstanding under the holding company line of credit decreased from $12.5 million in the first nine months of 2019 to $3.9 million in the first nine months of 2020.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for credit losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For the three and nine months ended September 30, 2020, we recorded provisions for credit losses of $1.5 million and $7.0 million, respectively, as compared to $0.2 million and $1.9 million, respectively, for the three and nine months ended September 30, 2019. Net chargeoffs against the ACL were $0.1 million and $0.6 million for the three and nine months ended September 30, 2020, respectively, as compared to net recoveries of $0.1 million and net chargeoffs of $0.4 for the three and nine months ended September 30, 2019. The $7.0 million provision for credit losses in the first nine months of 2020 was due to an $8.0 million increase in the allowance for credit losses for investments. With the current interest rate environment and the increase we have experienced in prepayment speeds in our interest-only strip securities, this allowance represents the change in expected cash flows on these securities. These increases were partially offset by a decrease in the allowance for credit losses for loans, which was a result of a decrease in loans held for investment, as $513 million of loan balances were transferred to the held for sale category in preparation for a securitization next year, as well as a change in the economic factor we utilize for the CECL calculation.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, and gains and losses from capital market activities and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the three and nine months ended September 30, 2020 and 2019.

(dollars in thousands)	2020	2019
Quarter Ended September 30:
Trust fees	$1,504	$1,305
Loan related fees	713	1,857
Deposit charges	326	309
Gain on sale of loans	15,140	4,218
Consulting fees	99	95
Other	194	389
Total noninterest income	$17,976	$8,173

Nine Months Ended September 30:
Trust fees	$4,200	$3,790
Loan related fees	5,104	4,454
Deposit charges	917	727
Gain on sale of loans	15,140	4,218
Consulting fees	299	300
Other	610	1,149
Total noninterest income	$26,270	$14,638

Noninterest income for Banking in the three and nine months ended September 30, 2020 were $9.8 million and $11.6 million higher than the three and nine months ended September 30, 2019, respectively, due to $15.1 million in gains on sales of loans in the third quarter of 2020, as compared to $4.2 million in the third quarter of 2019. Other loan fees decreased by $1.4 million in three months ended September 30, 2020 when compared to the corresponding period in 2019, due to a $1.3 million valuation allowance on mortgage servicing rights, which was due to an increase in prepayment speeds.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the three and nine months ended September 30, 2020 and 2019:

(dollars in thousands)	2020	2019
Quarter Ended September 30:
Noninterest income	$6,020	$6,161

Nine Months Ended September 30:
Noninterest income	$18,139	$17,874

Noninterest income for Wealth Management decreased by $0.1 million in the third quarter of 2020 when compared to the corresponding period in 2019 due primarily to lower levels of billable AUM in the quarter. Noninterest income for Wealth Management increased by $0.3 million in the first nine months of 2020 when compared to the first nine months of 2019 due primarily to higher investment management fees in the first quarter of 2020.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2020	2019	2020	2019
Quarter Ended September 30:
Compensation and benefits	$13,696	$12,613	$3,897	$4,185
Occupancy and depreciation	5,414	4,814	620	578
Professional services and marketing	1,595	1,173	544	474
Customer service costs	1,723	5,920	—	—
Other expenses	2,521	1,877	105	186
Total noninterest expense	$24,949	$26,397	$5,166	$5,423

Nine Months Ended September 30:
Compensation and benefits	$42,376	$39,774	$12,567	$12,549
Occupancy and depreciation	15,529	13,630	1,796	1,716
Professional services and marketing	4,287	3,519	1,961	1,702
Customer Service Costs	5,717	13,592	—	—
Other expenses	8,326	8,270	411	541
Total noninterest expense	$76,235	$78,785	$16,735	$16,508

Noninterest expense in Banking decreased from $26.4 million in the third quarter of 2019 to $25.0 million in the third quarter of 2020 primarily due to lower customer service costs, which were partially offset by higher compensation and benefits, and occupancy and depreciation expenses. The $4.2 million decrease in customer service costs was due to decreases in the earnings credit rates paid on deposit balances, as interest rates have declined. Compensation and benefits were $1.1 million higher due to higher compensation costs and commission costs related to higher production volume during 2020. Occupancy and depreciation costs were $0.6 million higher due primarily to higher core processing costs related to higher volumes and services added during 2020. Noninterest expenses for Wealth Management decreased by $0.3 million in the third quarter of 2020, when compared to the third quarter of 2019, due to lower compensation and benefits expenses.

Noninterest expense in Banking decreased from $78.8 million in the first nine months of 2019 to $76.2 million in the first nine months of 2020, due to a decrease in customer service costs, which were partially offset by increases in compensation and benefits, occupancy and depreciation, and professional services and marketing. Customer service costs for Banking decreased from $13.6 million in the first nine months of 2019 to $5.7 million in the first nine months of 2020 due to decreases in the earnings credit rates paid on the related deposit balances, as interest rates declined during the first nine months of 2020. Compensation and benefits for Banking increased $2.6 million during the first nine months of 2020 as compared to the first nine months of 2019, due to salary increases and an increase in the FTE in Banking, which increased to 431.1 in the first nine months of 2020, from 422.7 in the first nine months of 2019, as a result of the increased staffing related to additional personnel added to support the growth in loans and deposits. The $1.9 million increase in occupancy and depreciation for Banking in the first nine months of 2020 as compared to the first nine months of 2019 were due to higher core processing costs related to higher volumes and services added during 2019. Noninterest expenses for Wealth Management increased by $0.2 million in the first nine months of 2020, when compared to the first nine months of 2019, due to higher professional services and marketing expenses. Professional services and marketing expenses were $0.3 million higher due to costs incurred on a legal matter in the first quarter of 2020.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
September 30, 2020:
Cash and cash equivalents	$282,502	$2,117	$(1,636)	$282,983
Securities AFS, net	882,932	—	—	882,932
Loans held for sale	512,598	—	—	512,598
Loans, net	4,591,140	—	—	4,591,140
Premises and equipment	7,510	619	136	8,265
FHLB Stock	17,250	—	—	17,250
Deferred taxes	7,208	186	(237)	7,157
Goodwill and intangibles	95,735	—	—	95,735
Other assets	68,481	332	15,065	83,878
Total assets	$6,465,356	$3,254	$13,328	$6,481,938

Deposits	$5,469,019	$—	$(5,206)	$5,463,813
Borrowings	260,000	—	9,000	269,000
Intercompany balances	10,426	(1,397)	(9,029)	—
Other liabilities	48,687	3,186	19,316	71,189
Shareholders’ equity	677,224	1,465	(753)	677,936
Total liabilities and equity	$6,465,356	$3,254	$13,328	$6,481,938

December 31, 2019:
Cash and cash equivalents	$65,083	$5,054	$(4,750)	$65,387
Securities AFS, net	1,014,966	—	—	1,014,966
Loans held for sale	503,036	—	—	503,036
Loans, net	4,526,833	—	—	4,526,833
Premises and equipment	7,561	658	136	8,355
FHLB Stock	21,519	—	—	21,519
Deferred taxes	10,778	133	168	11,079
Goodwill and Intangibles	97,191	—	—	97,191
Other assets	51,229	445	14,396	66,070
Total assets	$6,298,196	$6,290	$9,950	$6,314,436

Deposits	$4,902,958	$—	$(11,814)	$4,891,144
Borrowings	733,000	—	10,000	743,000
Intercompany balances	3,111	469	(3,580)	—
Other liabilities	48,159	3,400	14,864	66,423
Shareholders’ equity	610,968	2,421	480	613,869
Total liabilities and equity	$6,298,196	$6,290	$9,950	$6,314,436

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the nine months ended September 30, 2020, total assets increased by $168 million primarily due to an increase in cash and cash equivalents and loans, which was partially offset by a decrease in securities. During the nine months ended September 30, 2020, securities decreased by $124 million primarily due to payoffs of mortgage backed securities. Loans and loans held for sale increased $77 million in the nine months ended September 30, 2020 as a result of $1.8 billion of originations, which were partially offset by payoffs or scheduled payments of $1.1 billion and loan sales of

$553 million. The $573 million growth in deposits during the nine months of 2020 included increases in specialty deposits of $564 million, branch deposits of $353 million, and digital channel deposits of $329 million, which were partially offset by a $674 million decrease in wholesale deposits. Borrowings decreased by $474 million during the nine months ended September 30, 2020 as cash provided by the increase in deposits, which exceeded the growth in our assets, was used to pay down our borrowings at the Bank. At September 30, 2020 and December 31, 2019, the outstanding balance on the holding company line of credit was $9 million and $10 million, respectively.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased by $218 million during the nine months ended September 30, 2020. Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
September 30, 2020:
Agency mortgage-backed securities	$776,956	$21,237	$—	$—	$798,193
Beneficial interest – FHLMC securitization	32,577	286	—	(8,049)	24,814
Corporate bonds	57,000	1,321	—	—	58,321
Other	1,505	99	—	—	1,604
Total	$868,038	$22,943	$—	$(8,049)	$882,932

December 31, 2019:
Agency mortgage-backed securities	$905,949	$9,174	$(146)	$—	$914,977
Beneficial interest – FHLMC securitization	47,586	1,801	(6,681)	—	42,706
Corporate bonds	54,000	1,834	—	—	55,834
Other	1,386	63	—	—	1,449
Total	$1,008,921	$12,872	$(6,827)	$—	$1,014,966

US Treasury Securities that are included in the table above are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations. Agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into from 2018 through 2020.

The scheduled maturities of securities September 30, 2020:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
Amortized Cost:
Corporate bonds	$—	$—	$57,000	$—	$57,000
Other	500	—	1,006	—	1,506
Total	$500	$—	$58,006	$—	$58,506
Weighted average yield	1.76%	—%	5.35%	—%	5.32%
Estimated Fair Value:
Corporate bonds	$—	$—	$58,322	$—	$58,322
Other	505	—	1,100	—	1,605
Total	$505	$—	$59,422	$—	$59,927

Agency mortgage-backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage-backed securities and beneficial interests as of September 30, 2020 was 2.46%.

Loans. The following table sets forth our loans, by loan category, as of:

	September 30,	December 31,
(dollars in thousands)	2020	2019
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,084,175	$2,143,919
Single family	818,436	871,181
Total real estate loans secured by residential properties	2,902,611	3,015,100
Commercial properties	770,964	834,042
Land	57,722	70,257
Total real estate loans	3,731,297	3,919,399
Commercial and industrial loans	858,744	600,213
Consumer loans	18,399	16,273
Total loans	4,608,440	4,535,885
Premiums, discounts and deferred fees and expenses	6,883	11,748
Total	$4,615,323	$4,547,633

Loans and loans held for sale increased $77 million during the nine months ended September 30, 2020 as a result of $1.8 billion of originations, which were partially offset by payoffs or scheduled payments of $1.1 billion, and $553 million of loan sales.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	September 30, 2020		December 31, 2019
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$1,890,028	—	$1,192,481	—
Interest-bearing	396,938	0.255%	386,276	0.635%
Money market and savings	1,922,264	0.634%	1,334,736	1.355%
Certificates of deposits	1,254,583	0.902%	1,977,651	1.971%
Total	$5,463,813	0.449%	$4,891,144	1.217%

During the first nine months of 2020, our deposit rates have moved in a manner consistent with overall deposit market rates. The weighted average rate of our interest-bearing deposits decreased from 1.61% at December 31, 2019 to 0.69% at September 30, 2020 due to decreased costs of interest-bearing deposits, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits have decreased from 1.22% at December 31, 2019 to 0.45% at September 30, 2020. The financial impact of the increase in noninterest-bearing deposits is reflected in customer service costs, which are included in noninterest expenses.

The maturities of our certificates of deposit of $100,000 or more were as follows as of September 30, 2020:

(dollars in thousands)
3 months or less	$249,794
Over 3 months through 6 months	216,798
Over 6 months through 12 months	163,605
Over 12 months	17,626
Total	$647,823

From time to time, the Bank will utilize brokered deposits as a source of funding. As of September 30, 2020, the Bank held $534 million of deposits which are classified as brokered deposits.

Borrowings. At September 30, 2020, our borrowings consisted of $250 million in FHLB term advances at the Bank, $10 million in FHLB zero interest advances, and $9 million of borrowings under a holding company line of credit. At December 31, 2019, our borrowings consisted of $233 million of overnight FHLB advances at the Bank, a $500 million FHLB term advance at the Bank, and $10 million of borrowings under a holding company line of credit. The $250 million FHLB term advance outstanding at September 30, 2020 matures in March 2021 and bears an interest rate of 0.47%. Because FFB generally utilizes overnight borrowings, the balance of outstanding borrowings may fluctuate on a daily basis. The average balance of FHLB advances outstanding during the nine months ended September 30, 2020 was $727 million, as compared to $640 million for the nine months ended September 30, 2019. The weighted average interest rate on these borrowings was 1.35% for the nine months ended September 30, 2020 as compared to 2.50% for the nine months ended September 30, 2019. The maximum amount of borrowings at the Bank outstanding at any month-end during the nine months ended September 30, 2020 and during all of 2019 was $865 million and $956 million, respectively.

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

			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
September 30, 2020:
Real estate loans:
Residential properties	$—	$24	$1,922	$12,532	$14,478	$2,888,133	$2,902,611
Commercial properties	722	215	—	1,738	2,675	768,289	770,964
Land	411	—	—	—	411	57,311	57,722
Commercial and industrial loans	442	1,038	481	6,306	8,267	850,477	858,744
Consumer loans	—	—	—	16	16	18,383	18,399
Total	$1,575	$1,277	$2,403	$20,592	$25,847	$4,582,593	$4,608,440

Percentage of total loans	0.03%	0.03%	0.05%	0.45%	0.56%
December 31, 2019:
Real estate loans:
Residential properties	$89	$13	$—	$1,743	$1,845	$3,013,255	$3,015,100
Commercial properties	7,586	—	403	2,410	10,399	823,643	834,042
Land	—	—	—	—	—	70,257	70,257
Commercial and industrial loans	695	2,007	—	8,714	11,416	588,797	600,213
Consumer loans	22	3	—	—	25	16,248	16,273
Total	$8,392	$2,023	$403	$12,867	$23,685	$4,512,200	$4,535,885

Percentage of total loans	0.19%	0.04%	0.01%	0.28%	0.52%

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	September 30, 2020			December 31, 2019
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential real estate loans	$1,200	$—	$1,200	$1,200	$—	$1,200
Commercial real estate loans	1,127	1,303	2,430	1,188	2,166	3,354
Commercial and industrial loans	1,014	3,439	4,453	557	2,972	3,529
Total	$3,341	$4,742	$8,083	$2,945	$5,138	$8,083

These loans were classified as a TDR as a result of a reduction in required principal payments, reductions in rates and/or an extension of the maturity date of the loans.

The following is a breakdown of our loan portfolio by the risk category of loans as of:

				Loans Individually
(dollars in thousands)	Pass	Special Mention	Substandard	Evaluated	Total
September 30, 2020:
Real estate loans:
Residential properties	$2,887,890	$990	$17	$13,714	$2,902,611
Commercial properties	740,035	12,840	6,216	11,873	770,964
Land	57,311	411	—	—	57,722
Commercial and industrial loans	839,377	8,260	3,787	7,320	858,744
Consumer loans	18,383	—	—	16	18,399
Total	$4,542,996	$22,501	$10,020	$32,923	$4,608,440

December 31, 2019:
Real estate loans:
Residential properties	$3,012,203	$—	$—	$2,897	$3,015,100
Commercial properties	821,425	679	5,249	6,689	834,042
Land	69,476	—	781	—	70,257
Commercial and industrial loans	579,153	8,202	3,542	9,316	600,213
Consumer loans	16,273	—	—	—	16,273
Total	$4,498,530	$8,881	$9,572	$18,902	$4,535,885

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans for the periods indicated:

	Beginning	Adoption of	Provision for			Ending
(dollars in thousands)	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance
Quarter ended September 30, 2020:
Real estate loans:
Residential properties	$6,756	$—	$(3,791)	$—	$—	$2,965
Commercial properties	9,311	—	336	—	—	9,647
Land	3,368	—	(2,211)	—	—	1,157
Commercial and industrial loans	8,488	—	1,831	(338)	222	10,203
Consumer loans	206	—	5	—	—	211
Total	$28,129	$—	$(3,830)	$(338)	$222	$24,183

Nine months ended September 30, 2020:
Real estate loans:
Residential properties	$8,423	$(363)	$(5,095)	$—	$—	$2,965
Commercial properties	4,166	(3,760)	9,241	—	—	9,647
Land	573	(92)	676	—	—	1,157
Commercial and industrial loans	7,448	—	3,362	(1,393)	786	10,203
Consumer loans	190	—	21	—	—	211
Total	$20,800	$(4,215)	$8,205	$(1,393)	$786	$24,183

Year ended December 31, 2019:
Real estate loans:
Residential properties	$9,216	$—	$(793)	$—	$—	$8,423
Commercial properties	4,547	—	(381)	—	—	4,166
Land	391	—	182	—	—	573
Commercial and industrial loans	4,628	—	3,653	(2,687)	1,854	7,448
Consumer loans	218	—	(24)	(5)	1	190
Total	$19,000	$—	$2,637	$(2,692)	$1,855	$20,800

Including PCD loans, our ACL related to loans represented 0.52% and 0.49% of total loans outstanding as of September 30, 2020 and December 31, 2019, respectively.

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

In addition, the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Protection and Innovation, as an integral part of their examination processes, periodically review the adequacy of our ACL. These agencies may require us to make additional provisions for credit losses, over and above the provisions that we have already made, the effect of which would be to reduce our income.

The following table presents the balance in the ACL and the recorded investment in loans by impairment method as of:

			Purchased		Unaccreted Credit
	Evaluated for Impairment		Credit		Component
(dollars in thousands)	Individually	Collectively	Deteriorated	Total	Other Loans

September 30, 2020:
Allowance for credit losses:
Real estate loans:
Residential properties	$7	$2,954	$4	$2,965	$
Commercial properties	98	9,268	281	9,647
Land	—	1,157	—	1,157
Commercial and industrial loans	1,095	9,102	6	10,203
Consumer loans	—	211	—	211
Total	$1,200	$22,692	$291	$24,183	$
Loans:
Real estate loans:
Residential properties	$13,714	$2,888,609	$288	$2,902,611	$
Commercial properties	11,873	753,578	5,513	770,964
Land	—	57,722	—	57,722
Commercial and industrial loans	7,320	851,119	305	858,744
Consumer loans	16	18,383	—	18,399
Total	$32,923	$4,569,411	$6,106	$4,608,440	$

	Allowance for Credit Losses				Unaccreted Credit
	Evaluated for Impairment				Component
(dollars in thousands)	Individually	Collectively	PCI	Total	Other Loans
December 31, 2019:
Allowance for credit losses:
Real estate loans:
Residential properties	$—	$8,423	$—	$8,423	$1,013
Commercial properties	107	4,059	—	4,166	1,048
Land	—	573	—	573	6
Commercial and industrial loans	763	6,685	—	7,448	277
Consumer loans	—	190	—	190	1
Total	$870	$19,930	$—	$20,800	$2,345
Loans:
Real estate loans:
Residential properties	$2,897	$3,012,203	$—	$3,015,100	$189,339
Commercial properties	6,689	824,026	3,327	834,042	201,370
Land	—	69,476	781	70,257	28,660
Commercial and industrial loans	9,316	590,489	408	600,213	24,143
Consumer loans	—	16,273	—	16,273	253
Total	$18,902	$4,512,467	$4,516	$4,535,885	$443,765

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of FFI common stock. The remaining balances of the Company’s lines of credit available to draw down totaled $2.2 billion at September 30, 2020.

Cash Flows Provided by Operating Activities. During the nine months ended September 30, 2020, operating activities provided net cash of $50 million, primarily due to net income of $62 million, $7 million in provisions for credit losses, and a net decrease of $5 million in other liabilities, partially offset by a net increase of $5 million in other assets and $4 million in amortization of premiums on purchased loans. During the nine months ended September 30, 2019, operating activities provided net cash of $47 million, comprised primarily of our net income of $41 million.

Cash Flows Used in Investing Activities. During the nine months ended September 30, 2020, investing activities provided net cash of $92 million, primarily from proceeds from sales of loans of $578 million and $197 million in cash received in principal collection and maturities of securities, offset partially by a $625 million net increase in loans and $61 million in securities purchases. During the nine months ended September 30, 2019, investing activities used net cash of $269 million, primarily to fund a $628 million net increase in loans and $577 million in securities purchases, offset partially by $357 million in cash received in proceeds from the sale, principal collection, and maturities of securities and $574 million in proceeds from the sale of securities.

Cash Flow Provided by Financing Activities. During the nine months ended September 30, 2020, financing activities provided net cash of $76 million, consisting primarily of a net increase of $573 million in deposits, offset partially by a $474 million decrease in FHLB advances, $9 million in dividends paid, and $11 million in the settlement of a swap transaction. During the nine months ended September 30, 2019, financing activities provided net cash of $423 million, consisting primarily of a net increase of $638 million in deposits, offset partially by a $203 million decrease in FHLB advances, and $20 million cash paid in the settlement of a swap transaction.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2020 and December 31, 2019, the loan-to-deposit ratios at FFB were 94%, and 103%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of September 30, 2020:

(dollars in thousands)
Commitments to fund new loans	$37,739
Commitments to fund under existing loans, lines of credit	515,536
Commitments under standby letters of credit	16,305

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of September 30, 2020, FFB was obligated on $283 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $263 million of deposits from the State of California.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
September 30, 2020:
CET1 capital ratio	$569,234	10.96%	$233,748	4.50%
Tier 1 leverage ratio	569,234	8.21%	277,495	4.00%
Tier 1 risk-based capital ratio	569,234	10.96%	311,664	6.00%
Total risk-based capital ratio	592,879	11.41%	415,553	8.00%

December 31, 2019:
CET1 capital ratio	$513,083	10.65%	$216,782	4.50%
Tier 1 leverage ratio	513,083	8.25%	248,798	4.00%
Tier 1 risk-based capital ratio	513,083	10.65%	289,043	6.00%
Total risk-based capital ratio	537,048	11.15%	385,390	8.00%

FFB
September 30, 2020:
CET1 capital ratio	$568,476	10.98%	$233,023	4.50%	$336,588	6.50%
Tier 1 leverage ratio	568,476	8.21%	276,824	4.00%	346,030	5.00%
Tier 1 risk-based capital ratio	568,476	10.98%	310,697	6.00%	414,263	8.00%
Total risk-based capital ratio	592,121	11.43%	414,263	8.00%	517,828	10.00%

December 31, 2019:
CET1 capital ratio	$510,142	10.62%	$216,063	4.50%	$312,091	6.50%
Tier 1 leverage ratio	510,142	8.22%	248,119	4.00%	310,148	5.00%
Tier 1 risk-based capital ratio	510,142	10.62%	288,084	6.00%	384,112	8.00%
Total risk-based capital ratio	534,107	11.12%	384,112	8.00%	480,140	10.00%

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

As of September 30, 2020, FFI had $16.1 million of available liquidity as well as a revolving line of credit and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

As of September 30, 2020, the amount of capital at FFB in excess of amounts required to be well capitalized for purposes of the prompt corrective action regulations was $232 million for the CET1 capital ratio, $222 million for the Tier 1 Leverage Ratio, $154 million for the Tier 1 risk-based capital ratio and $74 million for the Total risk-based capital ratio.

The Company paid a quarterly cash dividend of $0.07 per common share in each of the first three quarters of 2020. It is our current intention to continue to pay quarterly dividends. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2019. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. We paid $8.9 million in dividends ($0.20 per share) in 2019.

We had no material commitments for capital expenditures as of September 30, 2020. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2020, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company adopted a stock repurchase plan on October 30, 2018 for the repurchase of up to 2,200,000 shares of its common stock from time to time as market conditions allow. This plan has no stated expiration date for the repurchases. The Company did not repurchase any shares during the three months ended September 30, 2020.  As of September 30, 2020, the maximum number of shares that may be purchased under the program was 1,938,600.

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

FIRST FOUNDATION INC.

Dated: November 6, 2020	By:	/s/ KEVIN L. THOMPSON
Kevin L. Thompson
Executive Vice President and Chief Financial Officer

S-1