Form 10-K
period 2020-12-31
First Foundation Inc.
filed 2021-02-26
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒    No  ☐.

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

As of June 30, 2020, the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the NASDAQ Global Stock Market as of the close of business on June 30, 2020, was approximately $630 million.

As of February 22, 2021, there were 44,669,633 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated herein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2021 Annual Meeting of Stockholders, which is expected to be filed with the Commission on or before April 30, 2021.

FIRST FOUNDATION INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2020

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

We are a financial services company that provides a comprehensive platform of financial services to individuals, businesses and other organizations. We currently conduct our operations in California, Nevada and Hawaii. Our integrated platform provides banking products and services, investment advisory and wealth management services and trust services to effectively and efficiently meet the financial needs of our clients. We provide business banking products and services to small to moderate-sized businesses and professional firms, and consumer banking products and services to individuals and families. As of December 31, 2020, we had $7.0 billion of total assets, $4.8 billion of loans, $0.5 billion of loans held for sale, $5.9 billion of deposits, $4.9 billion of assets under management (“AUM”), and $1.1 billion trust assets under advisement (“AUA”). Our investment advisory and wealth management and trust services provide us with substantial, fee-based, recurring revenues, such that in 2020, our non-interest income was 22% of our total revenues.

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

We intend to continue to grow our business by (i) marketing our services directly to prospective new clients; (ii) obtaining new client referrals from existing clients, professional and fiduciary referrals and through referral agreements with asset custodial firms; (iii) adding experienced bankers, relationship managers and loan officers who may have established client relationships that we can serve; (iv) cross-selling our services among our wealth management and banking clients; and (v) making opportunistic acquisitions of banks and/or establishing de novo offices in select markets within and outside our existing market areas.

Our broad range of financial products, services, and digital delivery are more consistent with those offered by larger financial institutions, while our high level of personalized service, accessibility and responsiveness to our clients are more typical of the services offered by community banks and boutique investment advisory and wealth management firms. We believe this combination of an integrated platform of comprehensive financial services and products and personalized and responsive service, coupled with our continual enhancements of our digital platform, differentiates us from many of our competitors and has contributed to the growth of our client base and our business.

FFI is a bank holding company incorporated in Delaware. As a bank holding company, we are subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”) and the Federal Reserve Bank of San Francisco (“FRBSF”) under delegated authority from the FRB. FFB is a California state chartered bank and is subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Protection & Innovation (“DFPI”). FFB also is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which provides it with a source of funds in the form of short-term and long-term borrowings. FFA is a California corporation that began operating as a fee-based registered investment advisor under the Investment Advisers Act of 1940 (“Investment Advisers Act”) in 1990, and is subject to regulation by the Securities and Exchange Commission, (“SEC”), under that Act.

Overview of Our Banking Business

Through FFB, we offer a wide range of loan products, deposit products, treasury management products and services, and trust services. The yields we realize on our loans and other interest-earning assets and the interest rates we pay to attract and retain deposits are the principal determinants of our banking revenues.

We also provide trust services to clients using our California and Nevada trust powers. Those services, which consist primarily of the management of trust assets, complement the investment and wealth management services that FFA offers to our clients. Additionally, trust service fees provide additional sources of noninterest income for us.

FFB’s operations comprise the banking and trust segments of our business. At December 31, 2020, FFB had $6.9 billion of total assets, $4.8 billion of loans, $0.5 billion of loans held for sale, $5.9 billion of deposits and $1.1 billion of trust AUA.

Overview of Our Investment Advisory and Wealth Management Business

FFA is a fee-based investment advisor which provides investment advisory and wealth management services primarily to high net-worth individuals, their families and their family businesses, and other affiliated organizations. FFA strives to provide its clients with a high level of personalized service by its staff of experienced relationship managers. FFA’s operations comprise the investment advisory and wealth management segments of our business. As of December 31, 2020, FFA had $4.9 billion of AUM.

Banking Products and Services

Through FFB, we offer a wide range of loan products, deposit products, treasury management products and services, and trust services. Our loan products are designed to meet the credit needs of our clients in a manner that, at the same time, enables us to effectively manage the credit and interest rate risks inherent in our lending activities. Our lending products are the primary drivers of revenues and earnings for the consolidated entity. As such, we are committed to offer market competitive lending products that: meet the needs of our clients; are underwritten in a prudent manner; and provide an adequate return based on their size and credit risk. Deposits represent our principal source of funds for making loans and acquiring other interest-earning assets.

We maintain a client-focused approach by recruiting and retaining experienced and qualified banking personnel, who are described as relationship bankers, commercial bankers, small business bankers, regional directors of loan production for multifamily and non-owner occupied commercial real estate, specialty deposit bankers,  and branch managers. FFB has bankers in each location across the platform sourcing loan and deposit business to cultivate and develop quality banking relationships from existing and potential clients, as well as a digital bank platform that attracts new deposit clients across the country. FFB’s banking platform is focused on program-specific products and clients, with an emphasis on digital delivery.

The following table sets forth information regarding the types of loans that we make, by principal amounts and as a percentage of our total loans outstanding at December 31:

	2020		2019
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Recorded Investment balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,247,542	46.8%	$2,143,919	47.3%
Single family	806,014	16.8%	871,181	19.2%
Total loans secured by residential properties	3,053,556	63.6%	3,015,100	66.5%
Commercial properties	747,807	15.6%	834,042	18.4%
Land	55,832	1.2%	70,257	1.5%
Total real estate loans	3,857,195	80.4%	3,919,399	86.4%
Commercial and industrial loans	918,676	19.2%	600,213	13.2%
Consumer loans	18,888	0.4%	16,273	0.4%
Total loans	4,794,759	100.0%	4,535,885	100.0%
Premiums, discounts and deferred fees and expenses	9,040		11,748
Total	$4,803,799		$4,547,633

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

Residential Mortgage Loans – Single-family: We offer single family residential mortgage loans that in most cases take the form of non-conforming jumbo and super-jumbo loans. We do not currently sell or securitize any of our single family residential mortgage loan originations. We do not originate loans defined as high cost by state or federal banking regulators. The majority of our single family residential loan originations are collateralized by first mortgages on real properties located in Southern California. These loans are generally adjustable rate loans with initial fixed rate periods ranging from 3 to 10 year terms and terms of the loan not exceeding 30 years. These loans generally have interest rate floors and payment caps. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, loan-to-value and debt to income ratios, borrower liquidity, income verification and credit history. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends such as market values.

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

Deposit Products and Services

The following table sets forth information regarding the type of deposits which our clients maintained with us and the average interest rates on those deposits as of December 31:

	2020			2019
			Weighted			Weighted
			Average			Average
(dollars in thousands)	Amount	% of Total	Rate	Amount	% of Total	Rate
Demand deposits:
Noninterest-bearing	$1,655,847	28.0%	—	$1,192,481	24.4%	—
Interest-bearing	871,289	14.7%	0.372%	386,276	7.9%	0.635%
Money market and savings	2,407,401	40.7%	0.549%	1,334,736	27.3%	1.355%
Certificates of deposits	978,896	16.6%	0.591%	1,977,651	40.4%	1.971%
Total	$5,913,433	100.0%	0.376%	$4,891,144	100.0%	1.217%

Deposit Products: We offer a wide range of deposit products, including personal and business checking, savings accounts, interest-bearing demand deposit accounts, money market accounts and time certificates of deposit. Our pricing strategy is to maintain deposit pricing at levels consistent with our competitors. This generally allows us to maintain our current deposit relationships. From time to time, we will offer promotional rates to attract new clients to our platform. Our pricing strategy is intended to complement our other products and services so that we can attract and retain clients without always paying the highest rates. As of December 31, 2020, our nine largest bank depositors accounted for, in the aggregate, 31% of our total deposits. See Item 1A—Risk Factors.

Deposit Services: Our deposits services include the following:

●	Treasury Management: Our comprehensive suite of Treasury Management products and services provide our customers the tools to bank with us conveniently without having the need to visit one of our offices and are necessary to attract complex commercial and specialty deposit clients. These products and services include bill pay, check/payee/ACH positive pay, wire origination, internal and external transfers, account reconciliation reporting, remote deposit capture, mobile banking, mobile deposit, lockbox, cash vault services and merchant processing.
●	Online Banking: FFB offers Online Banking services to consumer, small business and commercial clients. The consumer online platform offers account management, internal and external transfers, consumer loan payments, electronic documents, bill pay, real-time alerts, P2P payments and requests, credit score reporting and debit card management. The business online platform allows our business clients to be more productive by offering ease of access to account information, electronic documents, transfer and funds management, real-time alerts, user administration, and reporting tools. These clients can also leverage most TM services as integrated solutions through business online.
●	Online Account Opening: FFB utilizes a platform for online account acquisition. The bank offers checking, savings, and CDs, as well as complementary products such as ATM/debit cards and eStatements through the system.

Deposit Delivery Channels: Our deposit products and services are delivered through the following delivery channels:

●	Retail Banking: The retail banking delivery channel is made up of 20 banking offices located throughout our market areas. We attempt to place our banking offices in strategic locations to establish a presence in our target markets, rather than saturating a market with numerous banking offices. The sales activities at our banking offices are led by the bankers and branch managers located at the offices. In addition to a branch manager, each banking office has a strong operations manager and staff to serve the clients of the office, to provide support to the bankers and branch managers in their sales efforts and to maintain the operational integrity of their offices. In addition to the sales activities of the bankers and branch managers, we provide marketing support through periodic deposit campaigns and targeted marketing programs tailored to the region in which the banking office is located.
●	Specialty Deposits: The specialty deposits channel focuses on banking large complex commercial customers and fiduciaries who manage intricate deposit relationships. This team consists of bankers with industry expertise in our targeted specialty niches, which include, but are not limited to escrow, title, 1031 exchange accommodators, contractor retention escrows, commercial property management and homeowners associations as well as financial institutions and mortgage servicers, commercial borrowers, EB-5 projects, political treasurers and Opportunity Zone funds. The nature of the specialty deposit customer is generally complex and typically requires a larger volume of transactional servicing needs and reporting requirements. These customers are supported exclusively by the experts in our commercial client services team. This team is responsible for establishing new accounts, maintenance of existing accounts, monitoring accounts, account reporting, review and acceptance of depository agreements and other account related contracts. This team possesses a thorough understanding of legal documentation for complex organizations and legal and regulatory banking requirements for niche industries, balance bank control accounts, ledger posting, and funds disbursement.
●	Digital Bank: The digital bank channel offers consumers high-yield savings accounts, low cost checking accounts, and certificates of deposits through our online account opening. These digital bank products are offered to consumers across all 50 states and enables FFB to target Millennial, Gen Z, and more digitally savvy prospects with increased efficiency and is supported by a dedicated digital bank operations team.

Trust Services: FFB is licensed to provide trust services to clients in California, Nevada and Hawaii. Those services, which consist primarily of the management of trust assets, complement the investment advisory and wealth management services that FFA offers to our clients and, as a result, provide us with cross-selling opportunities. At December 31, 2020, trust AUA totaled $1.1 billion.

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

AUM at FFA has grown at a compound annual growth rate of 8% over the four year period ending December 31, 2020. Changes in our AUM reflects additions from new clients, the gains or losses recognized from investment results, additional funds received from existing clients, withdrawals of funds by clients, and terminations.

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

Mergers and Acquisitions

Acquisitions have been a key component of our growth strategy.  We have completed five acquisitions since 2012. In June 2018, we completed the acquisition of PBB Bancorp, the holding company for Premier Business Bank (“PBB”). In November 2017, we completed the acquisition of Community 1st Bancorp, the holding company for Community 1st Bank. In December 2016, we completed the acquisition of two branches located in Orange County, California from Pacific Western Bank. In June 2015, we completed the acquisition of Pacific Rim Bank. In August 2012, we completed the acquisition of Desert Commercial Bank.

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

Because FFB is a California state chartered bank, the Company is deemed to be a bank holding company within the meaning of Section 1280 of the California Financial Code. As such, we are subject to examination by, and may be required to file reports with, the DFPI.

Regulation of First Foundation Bank

FFB is subject to primary supervision, periodic examination and regulation by the FDIC, which is its primary federal banking regulator, and the DFPI, because FFB is a California state chartered bank.

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

Acquisition of Control of a Bank Holding Company or a Bank

As a bank holding company, we must obtain the prior approval of the Federal Reserve to acquire more than five percent of the outstanding shares of voting securities or substantially all of the assets, by merger or purchase, of (i) any bank or other bank holding company and (ii) any other entities engaged in banking-related businesses or that provide banking-related services. In addition, FFB must obtain the prior approval of the FDIC and the DFPI before acquiring or merging with any other depository institution.

Capital Requirements Applicable to Banks and Bank Holding Companies

The federal bank regulatory agencies have adopted rules establishing a comprehensive capital framework for U.S. banking organizations (the “Capital Rules”) based on 2010 guidelines issued by the International Basel Committee on Banking Supervision and certain provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”). The Capital Rules apply to the Company on a consolidated basis and FFB.

Under the Capital Rules, specific categories of assets and off-balance-sheet activities such as letters of credit are assigned risk weights, depending on the nature of assets, generally ranging from 0% for U.S. Government and agency securities, to 600% for certain equity exposures, and resulting in higher risk weights for a variety of asset categories. These risk weights are multiplied by corresponding asset balances to determine a “risk weighted” asset base, which is then measured against various forms of capital to produce capital ratios.

Among other things, the Capital Rules (i) specify a capital measure called “Common Equity Tier 1” (“CET-1”), (ii) specify that Tier 1 capital consists of CET-1 and “Additional Tier 1 capital” instruments meeting specified requirements, and (iii) make most deductions and adjustments to regulatory capital measures applicable to CET-1 and not to the other components of capital, and expanded the scope of the deductions and adjustments from capital compared to the prior capital rules, thus potentially requiring banking organizations to achieve and maintain higher levels of CET-1 in order to meet minimum capital ratios.

The Capital Rules implement a “capital conservation buffer” that is designed to absorb losses during periods of economic stress. If a banking organization does not maintain a capital conservation buffer consisting of an additional 2.5% of CET-1 on top of the minimum risk-weighted asset ratios, it faces constraints on dividends, equity repurchases and executive compensation, depending on the amount of the shortfall.

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

The Capital Rules provide for a number of deductions from and adjustments to CET-1. These include, for example, the requirement that mortgage servicing rights, deferred tax assets dependent upon future taxable income, and significant investments in common equity issued by nonconsolidated financial entities, be deducted from CET-1 to the extent that any one such category exceeds 10% of CET-1 or all such categories, in the aggregate, exceed 15% of CET-1. While the Capital Rules require the impact of certain items of Accumulated Other Comprehensive Income (“AOCI”) to be included in capital for purposes of determining regulatory capital ratios, most banking organizations, including FFI and FFB, were entitled to make a one-time permanent election to continue to exclude these items from capital. In 2015, we elected to continue this exclusion.

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

FDICIA regulations implementing the prompt corrective action framework, establish minimum capital thresholds for five capital categories based on the Capital Rules. An insured depository institution’s capital category depends upon whether its capital levels meet these capital thresholds and potentially other determinations of the institution’s primary federal banking regulator. These regulations provide that a bank would be classified as: “well capitalized” if it had a total risk-based capital ratio of 10.0% or greater, a Tier 1 risk-based capital ratio of 8.0% or greater, a CET-1 ratio of 6.5% or greater, and a Tier 1 leverage ratio of 5.0% or greater, and was not subject to any order or written directive by any such regulatory agency to meet and maintain a specific capital level for any capital measure; “adequately capitalized” if it had a total risk-based capital ratio of 8.0% or greater, a Tier 1 risk-based capital ratio of 6.0% or greater, a CET-1 ratio of 4.5% or greater and a Tier 1 leverage ratio of 4.0% or greater; “undercapitalized” if it had a total risk-based capital ratio that is less than 8.0%, a Tier 1 risk-based capital ratio of less than 6.0%, a CET-1 ratio of less than 4.5% and a Tier 1 leverage ratio of less than 4.0%; “significantly undercapitalized” if it had a total risk-based capital ratio of less than 6.0%, a Tier 1 risk-based capital ratio of less than 4.0%, a CET-1 ratio of less than 3.0% or a Tier 1 leverage ratio of less than 3.0%; and “critically undercapitalized” if its tangible equity was equal to or less than 2.0% of average quarterly tangible assets. A bank that is classified as well-capitalized, adequately capitalized or undercapitalized based on its capital levels may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition or practice warrants such treatment.

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

Potential Regulatory Enforcement Actions

If a bank holding company’s or a bank’s federal banking regulatory agency, determines that its financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of its operations are unsatisfactory or that the bank holding company or bank or its management has violated any law or regulation, the agency has the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin any “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation of law or unsafe or unsound practice; to issue an administrative order that can be judicially enforced; to require that it increase its capital; to restrict its growth; assess civil monetary penalties against the it or its officers or directors; to remove officers and directors of the bank; and if the federal agency concludes that such conditions at the bank cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which in the case of a California state chartered bank would result in revocation of its charter and require it to cease its banking operations. Under California law the DFPI has many of these same remedial powers with respect to FFB.

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

Cash dividends from FFB are one of the principal sources of cash (in addition to any cash dividends that might be paid to the Company by FFA) that is available to the Company for its operations and to fund any cash dividends or stock repurchases that the Company’s board of directors might declare or approve in the future. The Company is a legal entity separate and distinct from FFB and FFB is subject to various statutory and regulatory restrictions on its ability to pay cash dividends to the Company. Under the California law, a bank’s ability to pay cash dividends is limited to the lesser of: (i) the bank’s retained earnings or (ii) the bank’s income for its last three fiscal years (less any distributions to shareholders made during such period). However, with the prior approval of the DFPI, a bank may pay cash dividends in an amount not to exceed the greatest of the: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) net income of the bank for its current fiscal year. In addition, under FDIC regulations, FFB is generally prohibited from paying cash dividends in amounts that would cause FFB to become undercapitalized. Additionally, the FDIC and the DFPI have the authority to prohibit FFB from paying cash dividends, if either of those agencies deems the payment of dividends by FFB to be an unsafe or unsound practice.

The FDIC also has established guidelines with respect to the maintenance of appropriate levels of capital by banks under its jurisdiction. Compliance with the standards set forth in those guidelines and the restrictions that are or may be imposed under the prompt corrective action provisions of federal law could limit the amount of dividends which FFB may pay.

Single Borrower Loan Limitations

With certain limited exceptions, the maximum amount of unsecured obligations that any borrower (including certain related entities) may owe to a California state bank at any one time may not exceed 15% of the sum of the bank’s shareholders’ equity, allowance for credit losses related to loans, capital notes and debentures. The combined secured and unsecured obligations of any borrower may not exceed 25% of the sum of the bank’s shareholders’ equity, allowance for credit losses related to loans, capital notes and debentures.

Deposit Insurance

The deposits of FFB are insured by the FDIC’s Deposit Insurance Fund (the “DIF”), up to applicable limits. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor.

The FDIC uses a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s CAMELS supervisory rating. The risk matrix utilizes different risk categories distinguished by capital levels and supervisory ratings. As a result of the Dodd-Frank Act, the base for insurance assessments is now consolidated average assets less average tangible equity. Assessment rates are calculated using formulas that take into account the risk of the institution being assessed. FDIC deposit insurance expense also includes FICO assessments related to outstanding FICO bonds.

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

Executive Compensation Restrictions

In June 2010, the Federal Reserve and the FDIC issued comprehensive guidelines on incentive compensation policies intended to ensure that the incentive compensation policies of banking organizations do not undermine the safety and soundness of the organizations by encouraging excessive risk-taking. The guidelines apply to those employees of a banking organization that have the ability to materially affect the risk profile of a banking organization, either individually or as part of a group. Generally, the guidelines (i) prohibit incentive compensation that encourages risk-taking beyond the organization’s ability to effectively identify and manage risks, (ii) prohibit incentive compensation arrangements that are inconsistent with effective internal controls and risk management, and (iii) mandate that incentive compensation programs be supported by strong corporate governance principles and practices, including active and effective oversight by the banking organization’s board of directors. The federal banking regulatory agencies have the authority to bring enforcement actions against a banking organization if the agency concludes that its incentive compensation arrangements, or related risk-management control or governance processes, pose an undue risk to the organization’s safety and soundness and that the organization is not taking prompt and effective measures to correct the deficiencies.

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

Federal Home Loan Bank System

FFB is a member of the FHLB. Among other benefits, each regional Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its member banks. Each regional Federal Home Loan Bank is financed primarily from the sale of consolidated obligations of the overall Federal Home Loan Bank system. As an FHLB member, FFB is required to own a certain amount of capital stock in the FHLB. At December 31, 2020, FFB was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members.

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

Regulatory Guidelines for Commercial Real Estate Loan Concentrations

The Federal Reserve and the FDIC have published guidelines that call for the adoption of heightened risk mitigation measures by insured banks with a concentration of commercial real estate loans in its loan portfolio. The guidelines provide that a bank will be deemed to have a concentration of commercial real estate loans if (i) the total reported loans for construction, land development and other land represent 100% or more of the bank’s total capital, or (ii) the total reported loans secured by multifamily and non-farm residential properties, plus loans for construction, land development and other land, represent 300% or more of the bank’s total capital and the bank’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months. If such a concentration exists, the guidelines call for the bank (i) to implement heightened risk assessment and risk management practices, including board and management oversight and strategic planning, (ii) to implement and maintain stringent loan underwriting standards, and to use market analyses and stress testing tools to monitor the condition of the bank’s commercial real estate loan portfolio and to assess the impact that adverse economic conditions affecting the real estate markets could have on the bank’s financial condition, and (iii) if determined to be necessary on the basis of the results of such stress tests, to increase its allowance for credit losses and its capital.

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

The Anti-Money Laundering Act of 2020 (“AMLA”), which amends the Bank Secrecy Act, was enacted in January 2021. The AMLA is a comprehensive reform and modernization to U.S. bank secrecy and anti-money laundering laws. Among other things, it codifies a risk-based approach to anti-money laundering compliance for financial institutions; requires the development of standards for evaluating technology and internal processes for Bank Secrecy Act compliance; and expands enforcement and investigative authority, including increasing available sanctions for certain Bank Secrecy Act violations and instituting Bank Secrecy Act whistleblower incentives and protections.

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

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. These new rules may require us to conduct certain internal analysis and reporting to ensure continued compliance. In 2019, the federal bank regulatory agencies adopted a rule excluding from the Volcker Rule community banks with $10 billion or less in assets and total trading assets and liabilities of five percent or less of total consolidated assets. The Company held no investment positions at December 31, 2020 which were subject to the Volcker rule.

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

Human Capital Resources

As of December 31, 2020, the Company had approximately 502 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good.

To compete with other financial institutions, our business strategy emphasizes customer relationships and personalized service.  To a large degree, our success therefore depends on the personal relationships of our employees and the quality of service they provide.  We strive to attract, develop and retain employees who can further our business strategy and build long-term stockholder value. To do so, we offer compensation, benefits, and training designed to attract, develop and retain employees. While we expect to hire employees as we grow, as a result of attrition and as opportunities to recruit talent may arise, in general, we believe our human capital resources are adequate for our current needs.

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

Item 1A.   Risk Factors

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

Risks Related to the COVID-19 Pandemic

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

There are no comparable recent events that provide guidance as to the effect the spread of COVID-19 as a global pandemic may have, and, as a result, we do not yet know the full extent of the impacts on our business, our operations or the economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of the other risks factors described in this report.

Our participation in the Payroll Protection Program (“PPP”) exposes us to risks related to noncompliance with the PPP, as well as litigation risk related to our administration of the PPP loan program, which could have a material adverse impact on our business, financial condition and results of operations.

We are a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP. The PPP opened on April 3, 2020; however, because of the short window between the passing of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act and the opening of the PPP, there is some ambiguity in the laws, rules and guidance regarding the operation of the PPP, which exposes us to risks relating to noncompliance with the PPP. For instance, other financial institutions have experienced litigation related to their processes and procedures used in processing applications for the PPP. Any financial liability, litigation costs or reputational damage caused by PPP related litigation could have a material adverse impact on our business, financial condition and results of operations. In addition, we may be exposed to credit risk on PPP loans if a determination is made by the SBA that there is a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Risks Related to Financial Services Business

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

In accordance with regulatory requirements and generally accepted accounting principles in the United States, we maintain an allowance for credit losses (“ACL”) to provide for loan and lease defaults and non-performance and a reserve for unfunded loan commitments, which, when combined, we refer to as our ACL. Our ACL may not be adequate to absorb actual ACL, and future provisions for ACL could materially and adversely affect our operating results. Our ACL is based on prior experience and an evaluation of the risks inherent in our then-current portfolio. The amount of future losses may also vary depending on changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. Federal and state regulators, as an integral part of their examination process, review our loans and leases and ACL. While we believe our ACL is appropriate for the risk identified in our loan and lease portfolio, we cannot provide assurance that we will not further increase the ACL, that it will be sufficient to address losses, or that regulators will not require us to increase this allowance. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations and prospects.

The FASB has adopted a new accounting standard for determining the amount of our ACL (ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments) that became effective for our fiscal year beginning January 1, 2020, referred to as the Current Expected Credit Loss (“CECL”) model. Implementation of CECL requires, among other things, that we determine periodic estimates of lifetime expected future credit losses on loans in the provision for credit losses in the period when the loans are booked, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment. Providing for losses over the life of our loan and investment portfolio is a change to the previous method of providing allowances for credit losses that are probable and incurred. The ongoing impact of CECL will be significantly influenced by the composition, characteristics and quality of our loan portfolio and other assets impacted by CECL, as well as the prevailing economic conditions and forecasts utilized. As these factors change, CECL may require us to increase or decrease our ACL in future periods, decreasing or increasing our reported income, and introducing additional volatility into our reported earnings, possibly significantly. In addition, regulators may impose additional capital buffers to absorb this volatility.

Our business and operations may be adversely affected in numerous and complex ways by economic conditions.

Our businesses and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits, investing in securities and investment management, are sensitive to general business and economic conditions in the United States. The COVID-19 pandemic has caused and may continue to cause severe disruptions in the U.S. economy at large, and for small businesses in particular, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally.  If the United States economy does not improve or weakens further, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States. In addition, economic conditions in foreign countries could affect the stability of global financial markets, which could hinder United States economic growth. Weak economic conditions may be characterized by deflation, fluctuations in debt and equity capital markets, a lack of liquidity and/or depressed prices in the secondary market for loans, increased delinquencies on mortgage, consumer and commercial loans, residential and commercial real estate price declines and lower home sales and commercial activity. Interest rates remain at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio. All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Income and cash flows from our banking operations depend to a great extent on the difference or “spread” between the interest we earn on interest-earning assets, such as loans and investment securities, and the rates at which we pay interest on interest-bearing liabilities, such as deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond our control, including (among others) general and regional and local economic conditions, the monetary policies of the Federal Reserve Board, bank regulatory requirements, competition from other banks and financial institutions and a change over time in the mix of our loans, investment securities, on the one hand, and on our deposits and other liabilities, on the other hand. Changes in monetary policy will, in particular, influence the origination and market value of and the yields we can realize on loans and investment securities and the interest we pay on deposits. Our net interest margins and earnings also could be adversely affected if we are unable to adjust our interest rates on loans and deposits on a timely basis in response to changes in economic conditions or monetary policies. For example, if the rates of interest we pay on deposits, borrowings and other interest-bearing liabilities increase faster than we are able to increase the rates of interest we charge on loans or the yields we realize on investments and other interest-earning assets, our net interest income and, therefore, our earnings will decrease. In particular, the rates of interest we charge on loans may be subject to longer fixed interest periods compared to the interest we must pay on deposits. On the other hand, increasing interest rates generally lead to increases in net interest income; however, such increases also may result in a reduction in loan originations, declines in loan prepayment rates and reductions in the ability of borrowers to repay their current loan obligations, which could result in increased loan defaults and charge-offs and could require increases to our ACL, thereby offsetting either partially or totally the increases in net interest income resulting from the increase in interest rates. Additionally, we could be prevented from increasing the interest rates we charge on loans or from reducing the interest rates we offer on deposits due to “price” competition from other banks and financial institutions with which we compete. Conversely, in a declining interest rate environment, our earnings could be adversely affected if the interest rates we are able to charge on loans or other investments decline more quickly than those we pay on deposits and borrowings.

We May be Adversely Impacted by the Transition from LIBOR as a Reference Rate.

The United Kingdom’s Financial Conduct Authority has announced that the London Interbank Offered Rate (“LIBOR”) will no longer be published after 2021. With LIBOR’s expected discontinuance after 2021, there is uncertainty as to what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. In response, the Alternative Reference Rates Committee (“ARRC”) was convened in the U.S. to explore alternative reference rates and supporting processes. The ARRC identified a potential successor rate to LIBOR in the Secured Overnight Financing Rate (“SOFR”) and crafted the Paced Transition Plan to facilitate the transition. However, there are conceptual and technical differences between LIBOR and SOFR that remain unresolved at this time.

We have a significant number of loans with attributes that are either directly or indirectly dependent on LIBOR. We have not yet determined the optimal reference rate(s) that we will ultimately use for our financial instruments going forward; however, it appears likely that it will be SOFR. We have organized a multidisciplinary project team to identify operational and contractual best practices, assess our risks, identify the detailed list of all loans impacted, manage the transition, facilitate communication with our customers, and monitor the impacts. The transition from LIBOR could create considerable costs and additional risk. The uncertainty as to the nature and effect of the discontinuance of LIBOR may adversely affect the value of, the return on our loans that are based on or are linked to LIBOR, may require extensive changes to the contracts that govern these LIBOR-based products as well as our systems and processes, and could impact our pricing and interest rate risk models, our loan product structures, our valuation tools and result in increased compliance and operational costs. In addition, the market transition away from LIBOR to an alternative reference rate could prompt inquiries or other actions from regulators in respect of our preparation and readiness for the replacement of LIBOR with an alternative reference rate, and result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based financial instruments. Furthermore, failure to adequately manage this transition process with our customers could adversely impact our reputation.

Although we are currently unable to assess the ultimate impact of the transition from LIBOR, the failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

We may incur significant losses as a result of ineffective hedging of interest rate risk.

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

At December 31, 2020, loans secured by multifamily and commercial real estate represented approximately 62% of our outstanding loans. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, and (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full. As a result, our operating results are more vulnerable to adverse changes in the real estate market than other financial institutions with more diversified loan portfolios and we could incur losses in the event of changes in economic conditions that disproportionately affect the real estate markets.

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

Our high concentration of large depositors may increase our liquidity risk, and the loss of any large depositor may negatively impact our net interest margin.

As of December 31, 2020, our nine largest bank depositors accounted for, in the aggregate, 31% of our total deposits. As a result, a material decrease in the volume of those deposits by a relatively small number of our depositors could reduce our liquidity, in which event it could become necessary for us to replace those deposits with higher-cost deposits, the sale of securities or FHLB borrowings, which would adversely affect our net interest income and, therefore, our results of operations.

Although we plan to grow by acquiring other banks, there is no assurance that we will succeed in doing so.

One of the key elements of our business plan is to grow our banking franchise and increase our market share, and for that reason, we intend to take advantage of opportunities to acquire other banks or branches. However, there is no assurance that we will succeed in doing so. Our ability to execute on our strategy to acquire other banks may require us to raise additional capital and to increase FFB’s capital position to support the growth of our banking franchise, and will also depend on market conditions, over which we have no control. Moreover, any bank acquisitions will require the approval of our bank regulators and there can be no assurance that we will be able to obtain such approvals on acceptable terms, if at all.

Our acquisition strategy subjects us to risks.

Certain events may arise after our acquisition of a financial institution or business, or we may learn of certain facts, events or circumstances after the completion of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: our success in integrating the operations, retaining key employees and customers, achieving anticipated synergies, meeting expectations and otherwise realizing the anticipated benefits of the acquisition; litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; delays in implementing new policies or procedures or the failure to apply new policies or procedures; and other events relating to the performance of our business. In addition, if we determine that the value of an acquired business had decreased and that the related goodwill was impaired, an impairment of goodwill charge to earnings would be recognized. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or increased costs or give assurances that our due diligence or mitigation efforts will be sufficient to protect against any such loss or increased costs.

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

Since we commenced our banking business in October 2007, we have grown our banking franchise and now have 20 branch offices and 3 loan production offices in California, Nevada and Hawaii. We plan to continue to grow our banking business both organically and through acquisitions of other banks or branches. However, the implementation of our growth strategy poses a number of risks for us, including:

●	the risk that any bank or branch acquisitions we might consummate in the future will prove not to be accretive to or may reduce our earnings if we do not realize anticipated cost savings or if we incur unanticipated costs in integrating the acquired banks into our operations or if a substantial number of the clients of any of the acquired banks move their banking business to our competitors;
●	the risk that any newly established offices will not generate revenues in amounts sufficient to cover the start-up costs of those offices, which would reduce our earnings;
●	the risk that such expansion efforts will divert management time and effort from our existing banking operations, which could adversely affect our future financial performance; and
●	the risk that the additional capital which we may need to support our growth or the issuance of shares in any bank acquisitions will be dilutive of the investments that our existing stockholders have in the shares of our common stock that they own and in their respective percentage ownership interests they have in the Company.

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

We conduct our business operations in markets where the banking business is highly competitive and is dominated by large multi-state and in-state banks with operations and offices covering wide geographic areas. We also compete with other financial service businesses, including investment advisory and wealth management firms, mutual fund companies, financial technology companies, and securities brokerage and investment banking firms that offer competitive banking and financial products and services as well as products and services that we do not offer. Larger banks and many of those other financial service organizations have greater financial and marketing resources than we do that enable them to make significant investments in technology, to conduct extensive marketing campaigns and to shift resources to regions or activities of greater potential profitability. They also have substantially more capital and higher lending limits than we do, which enable them to attract larger clients and offer financial products and services that we are unable to offer, putting us at a disadvantage in competing with them for loans and deposits and investment management clients. If we are unable to compete effectively with those banking or other financial services businesses, we could find it more difficult to attract new and retain existing clients and our net interest margins, net interest income and investment management advisory fees could decline, which would materially adversely affect our business, results of operations and prospects, and could cause us to incur losses in the future.

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

Our loss of key personnel or inability to attract additional personnel could hurt our future financial performance.

We currently depend heavily on the contributions and services provided by Rick Keller, our Executive Chairman, Scott Kavanaugh, Chief Executive Officer of FFI and FFB, David DePillo, President of FFI and FFB, John Hakopian, President of FFA, and Kevin Thompson, Chief Financial Officer of FFI, FFB and FFA, as well as a number of other key management personnel. Our future success also will depend, in part, on our ability to retain our existing, and attract additional, qualified bankers, relationship managers and investment advisory personnel. Competition for such personnel is intense. If we are not successful in retaining and attracting key personnel, our ability to retain existing clients or attract new clients could be adversely affected and our business, financial condition, results of operations or prospects could be significantly harmed.

We are required to make significant estimates and assumptions in the preparation of our financial statements and our estimates and assumptions may not be accurate.

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. Critical estimates are made by management in determining, among other things, the allowance for credit losses, amounts of impairment of assets, and valuation of income taxes. If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially adversely affected. Additionally, the adoption of CECL methodology for determining our allowance for credit losses in 2020 is expected to increase the complexity, and associated risk, of the analysis and processes relying on management judgment.

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

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily to protect customers, depositors, the FDIC’s Deposit Insurance Fund, and the banking system as a whole, not our stockholders. We are subject to the regulation and supervision of the Federal Reserve Board, the FDIC and the DFPI. The banking laws, regulations and policies applicable to us govern matters ranging from the maintenance of adequate capital, safety and soundness, mergers and changes in control to the general business operations conducted by us, including permissible types, amounts and terms of loans and investments, the amount of reserves held against deposits, restrictions on dividends, imposition of specific accounting requirements, establishment of new offices and the maximum interest rate that may be charged on loans.

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

The Federal Reserve Board, the FDIC, and the DFPI may conduct examinations of our business, including for compliance with applicable laws and regulations. As a result of an examination, regulatory agencies may determine that the financial condition, capital resources, asset quality, asset concentrations, earnings prospects, management, liquidity, sensitivity to market risk, or other aspects of any of our operations are unsatisfactory, or that we or our management are in violation of any law, regulation or guideline in effect from time to time. Regulatory agencies may take a number of different remedial actions, including the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the composition of our concentrations in portfolio or balance sheet assets, to assess civil monetary penalties against officers or directors, to remove officers and directors and, if such conditions cannot be corrected or there is an imminent risk of loss to depositors, the FDIC may terminate our deposit insurance. A regulatory action against us could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Our stockholders are only entitled to receive such dividends as our board of directors may declare out of funds legally available for such payments. Although we declared and paid cash dividends on our common stock since the first quarter of 2019, we may reduce or eliminate our common stock dividend in the future. Our ability to pay dividends to our stockholders is restricted by Delaware and federal law and the policies and regulations of the Federal Reserve Board, which is our federal banking regulator. Our ability to pay dividends to stockholders is also dependent on the payment to us of cash dividends by our subsidiaries, FFA and FFB, which are the primary sources of cash for our payment of dividends. FFA and FFB are corporations that are separate and distinct from us and, as a result, they are subject to separate statutory or regulatory dividend restrictions that can affect their ability to pay cash dividends to us. FFA’s ability to pay cash dividends to us is restricted under California corporate law. FFB’s ability to pay dividends to us is limited by various banking statutes and regulations and California law. Moreover, based on their assessment of the financial condition of FFB or other factors, the FDIC or the DFPI could find that payment of cash dividends by FFB to us would constitute an unsafe or unsound banking practice, in which event they could restrict FFB from paying cash dividends, even if FFB meets the statutory requirements to do so. See the section entitled “Dividend Policy and Restrictions on the Payment of Dividends” in Item 5 of this report below for additional information about our dividend policy and the dividend restrictions that apply to us and to FFB and FFA. A reduction or discontinuance of dividends on our common stock could have a material adverse effect on our business, including the market price of our common stock.

Share ownership by our officers and directors and certain agreements may make it more difficult for third parties to acquire us or effectuate a change of control that might be viewed favorably by other stockholders.

As of February 7, 2021, our executive officers and directors owned, in the aggregate, approximately 13% of our outstanding shares. As a result, if our executive officers and directors were to oppose a third party’s acquisition proposal for, or a change in control of, the Company, our executive officers and directors may have sufficient voting power to be able to block or at least delay such an acquisition or change in control from taking place, even if other stockholders would support such a sale or change of control. In addition, a number of our executive officers have change of control agreements which could increase the costs and, therefore, lessen the attractiveness of an acquisition of the Company to a potential acquiring party.

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

●	enable our Board to fill any vacancy on the Board;
●	enable our Board to amend our bylaws without stockholder approval, subject to certain exceptions; and
●	require compliance with an advance notice procedure with regard to any business that is to be brought by a stockholder before an annual or special meeting of stockholders and with regard to the nomination by stockholders of candidates for election as directors.

These provisions could delay or prevent an acquisition of the Company or other transaction that some of our stockholders may believe is beneficial to them. Furthermore, federal and state banking laws and regulations applicable to us require anyone seeking to acquire more than 10% of our outstanding shares or otherwise effectuate a change of control of the Company or of FFB, to file an application with, and to receive approval from, the Federal Reserve Board, the DFPI, and the FDIC to do so. These laws and regulations may discourage potential acquisition proposals and could delay or prevent a change of control of the Company, including by means of a transaction in which our stockholders might receive a premium over the market price of our common stock.

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

General Risk Factors

The market prices and trading volume of our common stock may be volatile.

We cannot assure you that the market prices and trading volumes of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect the prices of our shares or result in fluctuations in those prices or in trading volume of our common stock could include the following, many of which are outside of our control:

●	quarterly variations in our operating results or in the quality of our earnings or assets;
●	operating results that differ from the expectations of management, securities analysts and investors;
●	changes in expectations as to our future financial performance;
●	the operating and securities price performance of other companies that investors believe are comparable to us;
●	the implementation of our growth strategy and performance of acquired businesses that vary from the expectations of securities analysts and investors;
●	the actual or anticipated enactment of new more costly government regulations that are applicable to our businesses or the imposition of regulatory restrictions on us;
●	our dividend policy and any changes that might occur to that policy in the future;
●	future sales by us of our common stock or any other of our equity securities;
●	changes in global financial markets and global economies and general market conditions, such as changes in interest rates or fluctuations in stock, commodity or real estate valuations; and

●	announcements of strategic developments, material acquisitions and other material events in our business or in the businesses of our competitors.

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

The corporate headquarters for FFI and each of its subsidiaries is located in Irvine, California. The Company has offices in California in Irvine, Indian Wells, Pasadena, El Centro, West Los Angeles, El Segundo, Laguna Hills, Seal Beach, Auburn, Oakland, Sacramento, Roseville, Burlingame, Big Bear, Running Springs, Palos Verdes, Rolling Hills, Lucerne and San Diego and in Las Vegas, Nevada, and in Honolulu, Hawaii. All of these offices, except for the office in Auburn, California, Big Bear, California, and Running Springs, California, are leased pursuant to non-cancelable operating leases that will expire between 2021 and 2026. The building for the office in Auburn, California is owned by us and is on land that is leased under a non-cancellable lease that expires in 2028. The building and land for the offices in Big Bear and Running Springs are owned by us.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On November 3, 2014, our common stock became listed and commenced trading on the NASDAQ Global Stock Market under the trading symbol “FFWM”. As of February —, 2021, a total of — shares of our common stock were issued and outstanding which were held of record by approximately — shareholders.

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

Cash dividends from our two wholly-owned subsidiaries, FFB and FFA, represent the principal source of funds available to us, which we might use to pay cash dividends to our stockholders or for other corporate purposes. Since FFA and FFB are California corporations, they are subject to dividend payment restrictions under the California General Corporation Law (the “CGCL”). The laws of the State of California, as they pertain to the payment of cash dividends by California state chartered banks, limit the amount of funds that FFB would be permitted to dividend to us more strictly than does the CGCL. In particular, under California law, cash dividends by a California state chartered bank may not exceed, the lesser of (i) the sum of its net income for the last three fiscal years (after deducting all dividends paid during the period), or (ii) the amount of its retained earnings.

Also, because the payment of cash dividends has the effect of reducing capital, capital requirements imposed on FFB by the DFPI and the FDIC may operate, as a practical matter, to preclude the payment, or limit the amount of, cash dividends that might otherwise be permitted to be made under California law; and the DFPI and the FDIC, as part of their supervisory powers, generally require insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable state laws.

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

Repurchases of Common Stock

The Company adopted a stock repurchase plan on October 30, 2018 for the repurchase of up to 2,200,000 shares of its common stock from time to time as market conditions allow. This plan has no stated expiration date for the repurchases. The Company did not repurchase any shares during the year ended December 31, 2020. As of December 31, 2020, the maximum number of shares that may be purchased under the program was 2,162,900.

Stock Performance Graph

The following graph shows a comparison from December 31, 2016 through December 31, 2020 of the cumulative total return for our common stock, compared against (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members, by market cap, (ii) the Russell 3000 Index, which measures the performance of the smallest 3,000 members, by market cap, of the Russell Index, and (iii) an index published by SNL Securities L.C. (“SNL”) and known as the SNL Western Bank Index, which is comprised of 52 banks and bank holding companies (including the Company), the shares of which are listed on NASDAQ or the New York Stock Exchange and most of which are based in California and the remainder of which are based in six other western states.

The stock performance graph assumes that $100 was invested in Company common stock at the close of market on December 31, 2016, and, at that same date, in the Russell 2000 Index, the Russell 3000 Index and the SNL Western Bank Index and that any dividends paid in the indicated periods were reinvested. Shareholder returns shown in the stock performance graph are not necessarily indicative of future stock price performance.

Total Return Performance
First Foundation
Russell 2000
Russell 3000
SNL Western Bank Index
Index Value
150
140
130
120
110
100
90
80
70
12/31/2016
12/31/2017
12/31/2018
12/31/2019
12/31/2020

	Period Ending
	12/31/2016	12/31/2017	12/31/2018	12/31/2019	12/31/2020

First Foundation Inc. (FFWM)	100.00	130.11	90.25	122.11	139.72
Russell 2000 Index	100.00	113.14	99.37	122.94	145.52
Russell 3000 Index	100.00	118.85	110.54	142.09	142.09
SNL Western Bank Index	100.00	109.33	84.41	100.14	71.46

The above performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Item 6.    Selected Financial Data

With the exception of the certain items included in the selected performance and capital ratios, the following selected consolidated financial information as of and for the years ended December 31, 2020, 2019, and 2018 have been derived from our audited consolidated financial statements appearing elsewhere in this Annual Report on Form 10-K, and the selected consolidated financial information as of and for the years ended December 31, 2017 and 2016 have been derived from our audited consolidated financial statements not appearing in this Annual Report on Form 10-K.

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

	As of and for the Year Ended December 31,
(In thousands, except share and per share data)	2020	2019	2018	2017	2016
Selected Income Statement Data:
Net interest income	$196,644	$169,954	$155,610	$113,618	$89,449
Provision for credit losses	6,746	2,637	4,220	2,762	4,681
Noninterest Income:
Asset management, consulting and other fees	29,465	28,658	28,748	26,710	24,384
Other(1)	25,182	13,118	7,023	12,009	10,176
Noninterest expense	125,778	129,595	127,075	98,976	80,994
Income before taxes	118,767	79,499	60,086	50,599	38,334
Net income	84,369	56,239	42,958	27,582	23,303
Share and Per Share Data: (2)
Net income per share:
Basic	$1.89	$1.26	$1.02	$0.80	$0.72
Diluted	1.88	1.25	1.01	0.78	0.70
Shares used in computation:
Basic	44,639,430	44,617,361	42,092,361	34,482,630	32,365,800
Diluted	44,900,805	44,911,265	42,567,108	35,331,059	33,471,816
Tangible book value per share(3)	$13.44	$11.57	$10.33	$9.46	$8.62
Shares outstanding at end of period(4)	44,667,650	44,670,743	44,496,007	38,207,766	32,719,632
Selected Balance Sheet Data:
Cash and cash equivalents	$629,707	$65,387	$67,312	$120,394	$597,946
Loans, net of deferred fees(5)	5,285,003	5,029,869	4,782,312	3,799,707	2,791,251
Allowance for credit losses (“ACL”) - investments	7,245	—	—	—	—
Allowance for credit losses - loans	24,200	20,800	19,000	18,400	15,400
Total assets	6,957,160	6,314,436	5,840,412	4,541,185	3,975,403
Noninterest-bearing deposits	1,655,847	1,192,481	1,074,661	1,097,196	661,781
Interest-bearing deposits	4,257,586	3,698,663	3,458,307	2,346,331	1,765,014
Borrowings(6)	269,000	743,000	708,000	678,000	1,250,000
Shareholders’ equity(4)	695,711	613,868	559,184	394,951	284,264
Selected Performance and Capital Ratios:
Return on average assets	1.26%	0.91%	0.81%	0.70%	0.80%
Return on average equity	13.0%	9.6%	9.1%	8.5%	8.4%
Return on average tangible equity(3)	15.5%	11.9%	10.6%	8.6%	8.5%
Net interest margin	3.03%	2.87%	2.99%	2.93%	3.13%
Efficiency ratio(7)	49.3%	60.8%	64.4%	63.3%	65.3%
Noninterest income as a % of total revenues	21.7%	19.7%	18.7%	25.4%	27.9%
Tangible common equity to tangible assets(3)	8.75%	8.31%	8.01%	8.02%	7.10%
Tier 1 leverage ratio	8.93%	8.25%	8.39%	8.44%	8.76%
Tier 1 risk-based capital ratio	11.55%	10.65%	10.67%	11.99%	12.80%
Total risk-based capital ratio	12.17%	11.15%	11.16%	12.61%	13.52%
Other Information:
Assets under management (end of period)	$4,926,791	$4,438,252	$3,934,700	$4,296,077	$3,586,672
NPAs to total assets	0.30%	0.20%	0.21%	0.31%	0.25%
Charge-offs to average loans	0.02%	0.02%	0.08%	—%	—%
Ratio of ACL to loans(8)	0.50%	0.46%	0.51%	0.54%	0.60%
Number of banking offices(9)	20	20	20	14	11
(1)	The 2020, 2019, 2018, 2017 and 2016 amounts include $15.1 million, $4.2 million, $0.4 million, $7.0 million and $7.8 million in gains on sales of loans, respectively.
(2)	Share and per share data has been adjusted to reflect the two-for-one stock split effective January 18, 2017.
(3)	Tangible common equity, (also referred to as tangible book value) and tangible assets, are equal to common equity and assets, respectively, less $95.3 million of intangible assets as of December 31, 2020, $97.2 million of intangible assets as of December 31, 2019, $99.5 million of intangible assets as of December 31, 2018, $33.6 million of intangible assets as of December 31, 2017, and $2.2 million of intangible assets as of December 31, 2016. Average tangible equity is equal to average common equity less $96.2 million, $98.3 million, $69.2 million, $4.5 million and $2.3 million of average goodwill and intangible assets for the years ended December 31, 2020, 2019, 2018, 2017 and 2016, respectively. We believe that this information is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of capital ratios. Accordingly, we believe that tangible common equity to tangible assets, tangible book value per share and return on average tangible equity provide information that is important to investors and that is useful in understanding our capital position and ratios. However, these non-generally accepted accounting principles (“GAAP”) financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. As other companies may use different calculations for these measures, this presentation may not be comparable to other similarly titled measures reported by other companies.
(4)	As a result of our acquisition of Premier Business Bancorp in 2018, we issued 5,234,593 shares of our common stock valued at $19.39 per share. As a result of our acquisition of Community 1st Bancorp in 2017, we issued 2,955,623 shares of our common stock valued at $17.55 per share. As a part of our at-the-market offering, in 2018 and 2017, we issued 625,730 and 1,382,506 shares of our common stock, respectively, at weighted average prices of $18.46 and $16.83 per share, respectively. As a result of the exercise of stock options: in 2020, we issued 117,500 shares of our common stock at an average exercise price of $7.79 per share; in 2019, we issued 44,000 shares of our common stock at an average exercise price of $7.60 per share; in 2018, we issued 308,334 shares of our common stock at an average exercise price of $7.64 per share; in 2017, we issued 1,072,000 shares of our common stock at an average exercise price of $5.18 per share; and in 2016, we issued 690,592 shares of our common stock at an average exercise price of $6.17 per share. We issued 103,741, 132,536, 154,884, 78,005, and 67,988 shares of common stock upon the vesting of restricted stock units in 2020, 2019, 2018, 2017, and 2016, respectively.
(5)	Includes loans classified as loans held for sale.
(6)	Borrowings consist primarily of overnight and short-term advances obtained by FFB from the Federal Home Loan Bank. This line also includes outstanding debt of FFI.
(7)	The efficiency ratio is the ratio of noninterest expense to the sum of net interest income and noninterest income. The efficiency ratio excludes (i) $1.9 million of intangible asset amortization expense in 2020; (ii) $1.2 million of FDIC insurance expense refunds and $2.3 million of intangible asset amortization expense in 2019; (iii) $3.8 million of costs related to an acquisition in 2018; and (iv) $2.6 million of costs related to an acquisition in 2017.
(8)	This ratio excludes loans acquired in our acquisitions as generally accepted accounting principles in the United States, or GAAP, requires estimated credit losses for acquired loans to be recorded as discounts to those loans.
(9)	Does not include our corporate and administrative office or loan production offices, At December 31, 2020, we had 3 loan production offices.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the year ended December 31, 2020, as compared to our results of operations in the year ended December 31, 2019; in our results of operations in the year ended December 31, 2019, as compared to our results of operations in the year ended December 31, 2018, and our financial condition at December 31, 2020 as compared to our financial condition at December 31, 2019. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Some of the factors that could cause results to differ materially from expectations are discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” contained elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP and accounting practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make estimates and assumptions regarding circumstances or trends that could materially affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, or other unanticipated events were to occur that might affect our operations, we may be required under GAAP to adjust our earlier estimates and to reduce the carrying values of the affected assets on our balance sheet, generally by means of charges against income, which could also affect our results of operations in the fiscal periods when those charges are recognized.

Allowance for Credit Losses - Securities Available-for-Sale (“AFS”) - For securities AFS in an unrealized loss position, the Company first evaluates whether it intends to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the security amortized cost basis is written down to fair value through income. If the criteria is not met, the Company is required to assess whether the decline in fair value has resulted from credit losses or noncredit-related factors. If the present value of expected cash flows to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist, the Company records the decline in fair value through other comprehensive income, net of related income tax effects. The Company has made the election to exclude accrued interest receivable on securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. See Note 4, Securities, for additional information related to the Company’s allowance for credit losses on securities AFS.

Allowance for Credit Losses - Loans. Our ACL for loans and investments are established through a provision for credit losses charged to expense and may be reduced by a recapture of previously established loss reserves, which are also reflected in the statement of income. Loans and investments are charged against the ACL when management believes that collectability of the principal is unlikely. The ACL for loans is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible based on an evaluation of the collectability of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the borrower’s ability to pay. While we use the best information available to make this evaluation, future adjustments to our ACL may be necessary if there are significant changes in economic or other conditions that can affect the collectability in full of loans and investments in our loan or investment portfolios.

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

Overview and Recent Developments

We continued strong growth during 2020 with loan originations of $2.5 billion, and deposit growth of $1.0 billion. Total revenues (net interest income and noninterest income) in 2020 increased by 19% over 2019.

The results of operations for Banking reflect the benefits of this growth. Income before taxes for Banking increased $37.5 million, from $82.2 million in 2019, to $119.6 million in 2020. On a consolidated basis, income before taxes increased $39.3 million, from $79.5 million in 2019, to $118.8 million in 2020.

On January 26, 2021, the Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid on February 15, 2021 to stockholders of record as of the close of business on February 5, 2021.

Results of Operations

Years Ended December 31, 2020 and 2019.

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, gains on sales of loans, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of AUM. Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 55% and 75%, respectively, of the total noninterest expense for Banking and Wealth Management in 2020.

The following tables show key operating results for each of our business segments for the years ended December 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2020:
Interest income	$243,891	$—	$—	$243,891
Interest expense	47,078	—	169	47,247
Net interest income	196,813	—	(169)	196,644
Provision for credit losses	6,746	—	—	6,746
Noninterest income	31,567	24,510	(1,430)	54,647
Noninterest expense	102,019	21,778	1,981	125,778
Income (loss) before taxes on income	$119,615	$2,732	$(3,580)	$118,767
2019:
Interest income	$248,760	$—	$—	$248,760
Interest expense	78,450	—	356	78,806
Net interest income	170,310	—	(356)	169,954
Provision for credit losses	2,637	—	—	2,637
Noninterest income	18,844	24,136	(1,204)	41,776
Noninterest expense	104,367	21,931	3,296	129,594
Income (loss) before taxes on income	$82,150	$2,205	$(4,856)	$79,499

General. Our net income and income before taxes in 2020 were $84.4 million and $118.8 million, respectively, as compared to $56.2 million and $79.5 million, respectively, in 2019. The $39.3 million increase in income before taxes was the result of a $37.5 million increase in income before taxes for Banking, a $0.5 million increase in income before taxes for Wealth Management and a $1.3 million decrease in corporate expenses. The increase in Banking was due to higher net interest income, higher noninterest income, and lower noninterest expenses. The increase in Wealth Management was due to higher noninterest income and lower noninterest expenses. The decrease in corporate expenses was due to decreases in interest expense and noninterest expenses.

Our effective tax rate for 2020 was 29.0% as compared to 29.3% for 2019 and as compared to our statutory tax rate of 29.0%.

Net Interest Income. The following tables set forth information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields on those assets; (ii) the total dollar amount of interest expense and the average rate of interest on our interest-bearing liabilities; (iii) net interest income; (iv) net interest rate spread; and (v) net interest margin for the years ended December 31:

	Year Ended December 31:
	2020			2019
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$5,333,968	$216,798	4.06%	$5,032,447	$220,951	4.39%
Securities	902,085	25,688	2.85%	805,724	25,004	3.10%
FHLB stock, fed funds, and deposits	262,090	1,405	0.54%	83,155	2,805	3.37%
Total interest-earning assets	6,498,143	243,891	3.76%	5,921,326	248,760	4.20%
Noninterest-earning assets:
Nonperforming assets	14,606			16,517
Other	180,678			188,143
Total assets	$6,693,427			$6,125,986
Interest-bearing liabilities:
Demand deposits	$447,988	2,085	0.47%	$342,927	3,183	0.93%
Money market and savings	1,699,152	13,619	0.80%	1,215,410	15,427	1.27%
Certificates of deposit	1,628,540	23,728	1.46%	1,986,009	45,572	2.29%
Total interest-bearing deposits	3,775,680	39,432	1.04%	3,544,346	64,182	1.81%
Borrowings	612,583	7,815	1.28%	625,948	14,624	2.34%
Total interest-bearing liabilities	4,388,263	47,247	1.08%	4,170,294	78,806	1.89%
Noninterest-bearing liabilities:
Demand deposits	1,595,669			1,314,296
Other liabilities	67,348			60,023
Total liabilities	6,051,280			5,544,613
Shareholders’ equity	642,147			581,373
Total liabilities and equity	$6,693,427			$6,125,986
Net Interest Income		$196,644			$169,954
Net Interest Rate Spread			2.68%			2.31%
Net Interest Margin			3.03%			2.87%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes between 2020 as compared to 2019.

	Increase (Decrease) due to		Net Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest earned on:
Loans	$12,802	$(16,955)	$(4,153)
Securities	2,844	(2,160)	684
FHLB stock, fed funds and deposits	2,386	(3,786)	(1,400)
Total interest-earning assets	18,032	(22,901)	(4,869)
Interest paid on:
Demand deposits	790	(1,888)	(1,098)
Money market and savings	4,965	(6,773)	(1,808)
Certificates of deposit	(7,213)	(14,631)	(21,844)
Borrowings	(307)	(6,502)	(6,809)
Total interest-bearing liabilities	(1,765)	(29,794)	(31,559)
Net interest income	$19,797	$6,893	$26,690

Net interest income for Banking increased from $170.3 million in 2019, to $196.8 million in 2020 due primarily to a 9% increase in interest-earning assets. On a consolidated basis, the net interest margin (“NIM”) increased 16 basis points to 3.03% in 2020 from 2.87% in 2019, as the current low interest rate environment continues to impact our NIM positively as our cost of funds have fallen faster than the yield on our earnings assets. The realization of net PPP fee income of $1.9 million helped offset the decrease in interest income due to lower average loan rates during 2020. The decrease in the cost of interest-bearing liabilities was due to a decrease in costs of interest-bearing deposits and decreased costs of borrowings. The cost of interest-bearing deposits decreased from 1.81% in 2019 to 1.04% in 2020. The average rate on borrowings decreased from 2.34% in 2019 to 1.28% in 2020. The average balance outstanding under the holding company line of credit decreased from $6.1 million in 2019 to $3.9 million in 2020, resulting in a $0.2 million decrease in corporate interest expense.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the estimated losses inherent in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For 2020 and 2019, we recorded provisions for credit losses of $6.7 million and $2.6 million, respectively. The provision for credit losses in 2020 and 2019 were due to the growth in loan balances and $0.8 million of net chargeoffs in each year.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, and gains and losses from capital market activities. The following table provides a breakdown of noninterest income for Banking for the years ended December 31:

(dollars in thousands)	2020	2019
Year Ended December 31:
Trust fees	$5,645	$5,124
Consulting fees	398	401
Deposit charges	1,236	1,070
Gain on sale of loans	15,140	4,218
Loan related fees	8,334	6,667
Other	814	1,364
Total noninterest income	$31,567	$18,844

Noninterest income in Banking in 2020 was $12.7 million higher than 2019 due to a higher gain on sale of loans, higher loan fees, and higher trust fees, which were partially offset by a decrease in other expenses. The $10.9 million higher gain on sale was due to the benefits of a declining interest rate environment in 2020. The $1.7 million increase in loan fees was due primarily to higher prepayment fees and higher servicing fees. The $0.5 million increase in trust fees relates primarily to new clients.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the years ended December 31:

(dollars in thousands)	2020	2019
Noninterest income	$24,510	$24,136

Noninterest income for Wealth Management increased slightly in 2020 when compared to 2019, as the level of billable AUM remained the same in both years.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the years ended December 31:

	Banking		Wealth Management
(dollars in thousands)	2020	2019	2020	2019
Year Ended December 31:
Compensation and benefits	$56,154	$51,754	$16,371	$16,662
Occupancy and depreciation	21,433	18,439	2,347	2,288
Professional services and marketing	5,972	4,603	2,558	2,258
Customer Service Costs	7,445	17,858	—	—
Other expenses	11,015	11,713	502	723
Total noninterest expense	$102,019	$104,367	$21,778	$21,931

Noninterest expense in Banking decreased to $102 million in 2020 from $104.4 million in 2019 due to a decrease in customer service costs, offset partially by increases in compensation and benefits, occupancy and depreciation, and professional services and marketing. Customer service costs for Banking decreased to $7.4 in 2020 from $17.9 million in 2019 due to decreases in the earnings credit rates paid on the related deposit balances, as interest rates declined during 2020. Compensation and benefits for Banking increased $4.4 million during 2020 as compared to 2019, due to salary increases and an increase in the FTE in Banking, which increased to 436.8 in 2020, from 410.4 in 2019, as a result of the increased staffing related to additional personnel added to support the growth in loans and deposits. The increase in occupancy and depreciation for Banking to $21.4 million in 2020 from $18.4 million in 2019 was due to higher core processing costs related to higher volumes and services added during 2019.

Noninterest expenses for Wealth Management decreased by $0.2 million for 2020, when compared to the comparable period in 2019, due to decreased compensation costs.

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

The following tables show key operating results for each of our business segments for the years ended December 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2019:
Interest income	$248,760	$—	$—	$248,760
Interest expense	78,450	—	356	78,806
Net interest income	170,310	—	(356)	169,954
Provision for loan losses	2,367	—	—	2,367
Noninterest income	18,844	24,136	(1,204)	41,776
Noninterest expense	104,367	21,931	3,296	129,594
Income (loss) before taxes on income	$82,420	$2,205	$(4,856)	$79,769
2018:
Interest income	$207,306	$—	$—	$207,306
Interest expense	49,935	—	1,761	51,696
Net interest income	157,371	—	(1,761)	155,610
Provision for loan losses	4,220	—	—	4,220
Noninterest income	11,322	25,247	(798)	35,771
Noninterest expense	100,778	21,670	4,627	127,075
Income (loss) before taxes on income	$63,695	$3,577	$(7,186)	$60,086

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

Net Interest Income. The following tables set forth information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields on those assets; (ii) the total dollar amount of interest expense and the average rate of interest on our interest-bearing liabilities; (iii) net interest income; (iv) net interest rate spread; and (v) net interest margin for the years ended December 31:

	2019			2018
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$5,032,447	$220,951	4.39%	$4,453,822	$186,211	4.18%
Securities	805,724	25,004	3.10%	594,514	16,855	2.84%
FHLB stock, fed funds and deposits	83,155	2,805	3.37%	151,884	4,240	2.79%
Total interest-earning assets	5,921,326	248,760	4.20%	5,200,220	207,306	3.99%
Noninterest-earning assets:
Nonperforming assets	16,517			11,187
Other	188,143			110,958
Total assets	$6,125,986			$5,322,365
Interest-bearing liabilities:
Demand deposits	$342,927	3,183	0.93%	$333,483	2,779	0.83%
Money market and savings	1,215,410	15,427	1.27%	1,139,569	10,491	0.92%
Certificates of deposit	1,986,009	45,572	2.29%	1,410,109	25,506	1.81%
Total interest-bearing deposits	3,544,346	64,182	1.34%	2,883,161	38,776	1.34%
Borrowings	625,948	14,624	2.34%	612,817	12,920	2.11%
Total interest-bearing liabilities	4,170,294	78,806	1.89%	3,495,978	51,696	1.48%
Noninterest-bearing liabilities:
Demand deposits	1,314,296			1,329,873
Other liabilities	60,023			23,700
Total liabilities	5,544,613			4,849,551
Stockholders’ equity	581,373			472,814
Total liabilities and equity	$6,125,986			$5,322,365
Net Interest Income		$169,954			$155,610
Net Interest Rate Spread			2.31%			2.51%
Net Interest Margin			2.87%			2.99%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes between 2019 as compared to 2018.

	Increase (Decrease) due to		Net Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest earned on:
Loans	$25,067	$9,673	$34,740
Securities	6,435	1,714	8,149
FHLB stock, fed funds and deposits	(2,193)	758	(1,435)
Total interest-earning assets	29,309	12,145	41,454
Interest paid on:
Demand deposits	80	324	404
Money market and savings	737	4,199	4,936
Certificates of deposit	12,104	7,962	20,066
Borrowings	283	1,421	1,704
Total interest-bearing liabilities	13,204	13,906	27,110
Net interest income	$16,105	$(1,761)	$14,344

Net interest income for Banking increased from $157.4 million in 2018, to $170.3 million in 2019 due primarily to a 14% increase in interest-earning assets which was partially offset by a decrease in our net yield on interest earning assets. On a consolidated basis, the net yield on interest earning assets decreased from 2.99% in 2018 to 2.87% in 2019 due to a decrease in the net interest rate spread which was partially offset by a larger benefit derived from noninterest bearing funding sources, including noninterest-bearing deposits and equity, as interest rates rise. The net interest margin decreased from 2.99% in 2018 to 2.87% in 2019 due to an increase in the cost of interest-bearing liabilities which was partially offset by an increase in yield on total interest-earning assets. The yield on interest-earning assets increased as new loans added to the portfolio during the year bore interest rates higher than the current portfolio rates. The increase in the cost of interest-bearing liabilities was due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates, and increased costs of borrowings as the average rate on FHLB advances and other Bank borrowings increased from 1.92% in 2018 to 2.30% in 2019. The average balance outstanding under the holding company line of credit decreased from $31.4 million in 2018 to $6.1 million in 2019, resulting in a $1.4 million decrease in corporate interest expense.

Provision for credit losses. The provision for loan losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL at a level that we consider adequate in relation to the estimated losses inherent in the loan portfolio. The provision for credit losses is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For 2019 and 2018, we recorded provisions for credit losses of $2.6 million and $4.2 million, respectively. The provision for credit losses in 2019 was due to the growth in loan balances and $0.8 million of net chargeoffs. The provision for credit losses in 2018 was due to $3.5 million of net chargeoffs and growth in loan balances.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, and gains and losses from capital market activities. The following table provides a breakdown of noninterest income for Banking for the years ended December 31:

(dollars in thousands)	2019	2018
Trust fees	$5,124	$3,833
Consulting fees	401	407
Deposit charges	1,069	838
Gain on sale of loans	—	419
Loan related fees	6,667	4,421
Other	939	1,404
Total noninterest income	$14,200	$11,322

Noninterest income in Banking in 2019 was $7.5 million higher than 2018 due to a higher gain on sale of loans, higher loan fees, higher trust fees and gains on sales of Real estate owned (“REO”) which were partially offset by a $0.3 million loss on the sale of securities. The $3.8 million higher gain on sale was due to the benefits of a declining interest rate environment in 2019. The $2.2 million increase in loan fees was due primarily to higher prepayment fees and higher servicing fees. The $1.3 million increase in trust fees relates primarily to new clients, some of which were transferred from or referred by Wealth Management.

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

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other, at December 31:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
2020:
Cash and cash equivalents	$629,066	$1,671	$(1,030)	$629,707
Securities AFS, net	807,426	—	—	807,426
Loans Held For Sale	505,404	—	—	505,404
Loans, net	4,779,599	—	—	4,779,599
Premises and equipment	7,313	563	136	8,012
FHLB Stock	17,250	—	—	17,250
Deferred taxes	8,663	186	(246)	8,603
Goodwill and Intangibles	95,296	—	—	95,296
Other assets	91,702	314	13,847	105,863
Total assets	$6,941,719	$2,734	$12,707	$6,957,160
Deposits	$5,919,155	$—	$(5,722)	$5,913,433
Borrowings	255,000	—	14,000	269,000
Intercompany balances	4,493	(3,519)	(974)	—
Other liabilities	65,423	3,808	9,785	79,016
Shareholders’ equity	697,648	2,445	(4,382)	695,711
Total liabilities and equity	$6,941,719	$2,734	$12,707	$6,957,160
2019:
Cash and cash equivalents	$65,083	$5,054	$(4,750)	$65,387
Securities AFS	1,014,966	—	—	1,014,966
Loans Held For Sale	503,036	—	—	503,036
Loans, net	4,526,833	—	—	4,526,833
Premises and equipment	7,561	658	136	8,355
FHLB Stock	21,519	—	—	21,519
Deferred taxes	10,778	133	168	11,079
Goodwill and Intangibles	97,191	—	—	97,191
Other assets	51,229	445	14,396	66,070
Total assets	$6,298,196	$6,290	$9,950	$6,314,436
Deposits	$4,902,958	$—	$(11,814)	$4,891,144
Borrowings	733,000	—	10,000	743,000
Intercompany balances	3,111	469	(3,580)	—
Other liabilities	48,159	3,400	14,864	66,423
Shareholders’ equity	610,968	2,421	480	613,869
Total liabilities and equity	$6,298,196	$6,290	$9,950	$6,314,436
2018:
Cash and cash equivalents	$67,148	$4,636	$(4,472)	$67,312
Securities AFS	809,569	—	—	809,569
Loans Held For Sale	507,643	—	—	507,643
Loans, net	4,274,669	—	—	4,274,669
Premises and equipment	8,221	788	136	9,145
FHLB Stock	20,307	—	—	20,307
Deferred taxes	12,905	103	243	13,251
REO	815	—	—	815
Goodwill and Intangibles	99,482	—	—	99,482
Other assets	35,906	605	1,708	38,219
Total assets	$5,836,665	$6,132	$(2,385)	$5,840,412
Deposits	$4,544,168	$—	$(11,200)	$4,532,968
Borrowings	703,000	—	5,000	708,000
Intercompany balances	3,689	467	(4,156)	—
Other liabilities	34,886	2,830	2,544	40,260
Shareholders’ equity	550,922	2,835	5,427	559,184
Total liabilities and equity	$5,836,665	$6,132	$(2,385)	$5,840,412

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During 2020, total assets increased by $643 million primarily due to increases in cash and loans, including loans held for sale. Loans and loans held for sale increased $259 million in 2020 as a result of $2.5 billion of originations which were partially offset by the sale of $555 million of loans and payoffs or scheduled payments of $1.7 billion. The $1 billion growth in deposits during 2020 included increases in branch deposits of $736 million, specialty deposits of $979 million, and digital banking deposits of $402 million, offset by a $1.1 billion decrease in wholesale deposits. Borrowings decreased to $269 million at December 31, 2020, from $743 million at December 31, 2019. At December 31, 2020, the outstanding balance on the holding company line of credit was $14 million.

Cash and cash equivalents, certificates of deposit and securities: Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased by $564 million during 2020. Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale (“AFS”): The following table provides a summary of the Company’s AFS securities portfolio at December 31:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
2020:
Agency mortgage-backed securities	$705,752	$18,243	$—	$—	$723,995
Beneficial interest – FHLMC securitization	30,497	211	—	(7,245)	23,463
Corporate bonds	57,000	1,358	—	—	58,358
Other	1,512	98	—	—	1,610
Total	$794,761	$19,910	$—	$(7,245)	$807,426

2019:
Agency mortgage-backed securities	$905,949	$9,174	$(146)	$—	$914,977
Beneficial interest – FHLMC securitization	47,586	1,801	(6,681)	—	42,706
Corporate bonds	54,000	1,834	—	—	55,834
Other	1,386	63	—	—	1,449
Total	$1,008,921	$12,872	$(6,827)	$—	$1,014,966

2018:
Agency mortgage-backed securities	$723,597	$11,883	$(13,811)	$—	$721,669
Beneficial interest – FHLMC securitization	32,143	1,756	(1,813)	—	32,086
Corporate bonds	54,000	638	(294)	—	54,344
Other	1,458	15	(3)	—	1,470
Total	$811,198	$14,292	$(15,921)	$—	$809,569

The US Treasury Securities are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations.

Excluding allowance for credit losses, the $200 million decrease in AFS securities in 2020 was due to primarily to $270 million in principal payments, partially offset by $56 million of securities purchased. The $205 million increase in AFS securities in 2019 was due to primarily from $576 million of securities purchased from our loan securitization in the third quarter, partially offset by the sale of $284 million of lower yielding securities and $96 million in principal payments.

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

There were no securities with unrealized losses at December 31, 2020.

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

The scheduled maturities of securities AFS, other than agency mortgage backed securities, and the related weighted average yield is as follows as of December 31, 2020:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
Amortized Cost:
Corporate bonds	$—	$—	$57,000	$—	$57,000
Other	500	1,012	—	—	1,512
Total	$500	$1,012	$57,000	$—	$58,512
Weighted average yield	1.83%	2.81%	5.39%	—%	5.32%
Estimated Fair Value:
Corporate bonds	$—	$—	$58,358	$—	$58,358
Other	503	1,107	—	—	1,610
Total	$503	$1,107	$58,358	$—	$59,968

Agency mortgage backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests in FHLMC securitizations as of December 31, 2020 was 2.39%.

Loans. The following table sets forth our loans, by loan category, as of December 31:

(dollars in thousands)	2020	2019	2018	2017	2016
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,247,542	$2,143,919	$1,956,935	$1,935,429	$1,178,003
Single family	806,014	871,181	904,828	645,816	602,886
Total real estate loans secured by residential properties	3,053,556	3,015,100	2,861,169	2,581,245	1,780,889
Commercial properties	747,807	834,042	869,169	696,748	476,959
Land	55,832	70,257	80,187	37,160	24,100
Total real estate loans	3,857,195	3,919,399	3,811,119	3,315,153	2,281,948
Commercial and industrial loans	918,676	600,213	449,805	310,779	237,941
Consumer loans	18,888	16,273	22,699	29,330	32,127
Total loans	4,794,759	4,535,885	4,283,623	3,655,262	2,552,016
Premiums, discounts and deferred fees and expenses	9,040	11,748	10,046	8,465	3,693
Total	$4,803,799	$4,547,633	$4,293,669	$3,663,727	$2,555,709

Loans and loans held for sale increased $259 million in 2020 as a result of $2.5 billion of originations which were partially offset by the sale of $553 million of loans and payoffs or scheduled payments of $1.7 billion. Loans and loans held for sale increased $249 million in 2019 as a result of $1.9 billion of originations which were partially offset by the sale of $551 million of loans and payoffs or scheduled payments of $1.1 billion.

The scheduled maturities, as of December 31, 2020, of the performing loans categorized as land loans and as commercial and industrial loans, are as follows:

				Loans With a Scheduled
	Scheduled Maturity			Maturity After One Year
		Due After One
	Due in One Year	Year Through	Due After	Loans With	Loan With
(dollars in thousands)	or Less	Five Years	Five Years	Fixed Rates	Adjustable Rates
Land loans	$44,786	$5,781	$5,265	$823	$10,223
Commercial and industrial loans	171,673	548,758	198,245	673,534	73,469

Deposits: The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of December 31:

	2020		2019		2018
		Weighted		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$1,655,847	—	$1,192,481	—	$1,074,661	—
Interest-bearing	871,289	0.372%	386,276	0.635%	317,380	0.798%
Money market and savings	2,407,401	0.549%	1,334,736	1.355%	1,190,717	1.115%
Certificates of deposits	978,896	0.591%	1,977,651	1.971%	1,950,210	2.142%
Total	$5,913,433	0.376%	$4,891,144	1.217%	$4,532,968	1.270%

The $1 billion increase in deposits during 2020 was due to increases in branch deposits of $736 million, specialty deposits of $979 million, and digital bank deposits of $402 million, offset partially by a $1 billion decrease in wholesale deposits. The $358 million increase in deposits during 2019 was due to increases in branch deposits of $138 million and specialty deposits of $222 million and a $2 million decrease in wholesale deposits.

The weighted average rate of interest-bearing deposits increased from 1.34% at December 31, 2018 to 1.61% at December 31, 2019, and decreased to 0.52% at December 31, 2020, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits decreased from 1.26% at December 31, 2018, to 1.22% at December 31, 2019, and decreased to 0.38% at December 31, 2020. The financial impact of the increase in noninterest-bearing deposits is reflected in customer service costs, which are included in noninterest expenses.

The maturities of our certificates of deposit of $100,000 or more were as follows as of December 31, 2020:

(dollars in thousands)
3 months or less	$220,040
Over 3 months through 6 months	203,640
Over 6 months through 12 months	144,241
Over 12 months	13,069
Total	$580,990

From time to time, the Bank will utilize brokered deposits as a source of funding. As of December 31, 2020, the Bank held $326 million of deposits which are classified as brokered deposits.

Borrowings: At December 31, 2020, our borrowings consisted of $255 million in FHLB term advances at the Bank, and $14 million of borrowings under a company line of credit. At December 31, 2019, our borrowings consisted of $233 million of an overnight FHLB advance at the Bank, a $500 million FHLB term advance at the Bank, and $10 million of borrowings under a company line of credit. The overnight FHLB advance was paid in full in the early part of January 2020. Because FFB utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis. The average balance of borrowings at the Bank during 2020 was $609 million, as compared to $620 million during 2019. The weighted average interest rate on these borrowings was 1.26% during 2020, as compared to 2.30% during 2019. The maximum amount of short-term FHLB advances outstanding at any month-end during 2020 and 2019, was $860 million and $956 million, respectively.

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

	Past Due and Still Accruing
			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
2020:
Real estate loans:
Residential properties	$35	$—	$—	$10,947	$10,982	$3,042,574	$3,053,556
Commercial properties	951	240	—	4,544	5,735	742,072	747,807
Land	—	—	—	—	—	55,832	55,832
Commercial and industrial loans	1,013	411	152	5,137	6,713	911,963	918,676
Consumer loans	—	—	—	—	—	18,888	18,888
Total	$1,999	$651	$152	$20,628	$23,430	$4,771,329	$4,794,759
Percentage of total loans	0.04%	0.01%	0.00%	0.43%	0.49%
2019:
Real estate loans:
Residential properties	$89	$13	$—	$1,743	$1,845	$3,013,255	$3,015,100
Commercial properties	7,586	—	403	2,410	10,399	823,643	834,042
Land	—	—	—	—	—	70,257	70,257
Commercial and industrial loans	695	2,007	—	8,714	11,416	588,797	600,213
Consumer loans	22	3	—	—	25	16,248	16,273
Total	$8,392	$2,023	$403	$12,867	$23,685	$4,512,200	$4,535,885
Percentage of total loans	0.19%	0.04%	0.01%	0.27%	0.52%
2018:
Real estate loans:
Residential properties	$74	$—	$499	$651	$1,224	$2,860,539	$2,861,763
Commercial properties	440	117	—	1,607	2,164	867,005	869,169
Land	2,000	—	—	697	2,697	77,490	80,187
Commercial and industrial loans	12,541	300	536	8,559	21,936	427,869	449,805
Consumer loans	—	7	—	2	9	22,690	22,699
Total	$15,055	$424	$1,035	$11,516	$28,030	$4,255,593	$4,283,623
Percentage of total loans	0.35%	0.01%	0.02%	0.27%	0.65%

The following table presents the composition of troubled debt restructurings (“TDRs”) by accrual and nonaccrual status as of:

	December 31, 2020			December 31, 2019
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential real estate loans	$1,200	$—	$1,200	$1,200	$—	$1,200
Commercial real estate loans	1,107	1,277	2,384	1,188	2,166	3,354
Commercial and industrial loans	1,041	2,832	3,873	557	2,972	3,529
Total	$3,348	$4,109	$7,457	$2,945	$5,138	$8,083

These loans were classified as a TDR as a result of a reduction in required principal payments and/or an extension of the maturity date of the loans.

The following is a breakdown of our loan portfolio by the risk category of loans at December 31:

(dollars in thousands)	Pass	Special Mention	Substandard	Loans Individually Evaluated	Total
2020:
Real estate loans:
Residential properties	$3,040,139	$986	$17	$12,414	$3,053,556
Commercial properties	710,294	19,511	698	17,304	747,807
Land	55,832	—	—	—	55,832
Commercial and industrial loans	895,164	15,279	1,761	6,472	918,676
Consumer loans	18,888	—	—	—	18,888
Total	$4,720,317	$35,776	$2,476	$36,190	$4,794,759
2019:
Real estate loans:
Residential properties	$3,012,203	$—	$—	$2,897	$3,015,100
Commercial properties	821,425	679	5,249	6,689	834,042
Land	69,476	—	781	—	70,257
Commercial and industrial loans	579,153	8,202	3,542	9,316	600,213
Consumer loans	16,273	—	—	—	16,273
Total	$4,498,530	$8,881	$9,572	$18,902	$4,535,885
2018:
Real estate loans:
Residential properties	$2,857,666	$3,446	$—	$651	$2,861,763
Commercial properties	845,672	13,024	7,602	2,871	869,169
Land	78,681	—	809	697	80,187
Commercial and industrial loans	431,751	7,723	1,772	8,559	449,805
Consumer loans	22,699	—	—	—	22,699
Total	$4,236,469	$24,193	$10,183	$12,778	$4,283,623
2017:
Real estate loans:
Residential properties	$2,578,773	$192	$2,280	$—	$2,581,245
Commercial properties	680,449	6,326	5,936	4,037	696,748
Land	36,321	—	839	—	37,160
Commercial and industrial loans	298,408	865	2,107	9,399	310,779
Consumer loans	29,330	—	—	—	29,330
Total	$3,623,281	$7,383	$11,162	$13,436	$3,655,262
2016:
Real estate loans:
Residential properties	$1,773,296	$1,500	$—	$6,093	$1,780,889
Commercial properties	470,484	1,913	2,414	2,148	476,959
Land	24,100	—	—	—	24,100
Commercial and industrial loans	219,676	3,625	13,887	753	237,941
Consumer loans	32,137	—	—	—	32,137
Total	$2,519,693	$7,038	$16,301	$8,994	$2,552,026

We consider a loan to be impaired when, based upon current information and events, we believe that it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan. We measure impairment using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the properties collateralizing the loan, for collateral dependent loans. Impairment losses are included in the allowance for credit losses through a charge to provision for credit losses. Adjustments to impairment losses due to changes in the fair value of the property collateralizing an impaired loan are considered in computing the provision for credit losses. Loans collectively reviewed for impairment include all loans except for loans which are individually reviewed based on specific criteria, such as delinquency, debt coverage, adequacy of collateral and condition of property collateralizing the loans. Impaired loans include nonaccrual loans (excluding those collectively reviewed for impairment), certain restructured loans and certain performing loans less than ninety days delinquent (“other impaired loans”) which we believe are not likely to be collected in accordance with contractual terms of the loans.

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans for the year ended December 31:

	Beginning	Adoption of	Provision for			Ending
(dollars in thousands)	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance
2020:
Real estate loans:
Residential properties	$8,423	$363	$(3,671)	$—	$—	$5,115
Commercial properties	4,166	3,760	785	—	—	8,711
Land and construction	573	92	227	—	—	892
Commercial and industrial loans	7,448	—	2,642	(1,844)	1,003	9,249
Consumer loans	190	—	43	—	—	233
Total	$20,800	$4,215	$26	$(1,844)	$1,003	$24,200
2019:
Real estate loans:
Residential properties	$9,216	$—	$(793)	$—	$—	$8,423
Commercial properties	4,547	—	(381)	—	—	4,166
Land and construction	391	—	182	—	—	573
Commercial and industrial loans	4,628	—	3,653	(2,687)	1,854	7,448
Consumer loans	218	—	(24)	(5)	1	190
Total	$19,000	$—	$2,637	$(2,692)	$1,855	$20,800
2018:
Real estate loans:
Residential properties	$9,715	$—	$(499)	$—	$—	$9,216
Commercial properties	4,399	—	359	(211)	—	4,547
Land and construction	395	—	(4)	—	—	391
Commercial and industrial loans	3,624	—	4,413	(3,978)	569	4,628
Consumer loans	267	—	(49)	—	—	218
Total	$18,400	$—	$4,220	$(4,189)	$569	$19,000
2017:
Real estate loans:
Residential properties	$6,669	$—	$3,046	$—	$—	$9,715
Commercial properties	2,983	—	1,416	—	—	4,399
Land and construction	233	—	162	—	—	395
Commercial and industrial loans	5,227	—	(1,841)	—	238	3,624
Consumer loans	288	—	(21)	—	—	267
Total	$15,400	$—	$2,762	$—	$238	$18,400
2016:
Real estate loans:
Residential properties	$6,799	$—	$(130)	$—	$—	$6,669
Commercial properties	1,813	—	1,051	(50)	169	2,983
Land and construction	103	—	130	—	—	233
Commercial and industrial loans	1,649	—	3,578	—	—	5,227
Consumer loans	236	—	52	—	—	288
Total	$10,600	$—	$4,681	$(50)	$169	$15,400

Excluding the loans acquired in an acquisition and any related allocated ACL for loans, our ACL related to loans represented 0.50% and 0.49% of total loans outstanding as of December 31, 2020, and December 31, 2019, respectively.

The amount of the ACL for loans is adjusted periodically by charges to operations (referred to in our income statement as the “provision for credit losses”) (i) to replenish the ACL after it has been reduced due to loan write-downs or charge-offs, (ii) to reflect increases in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential loan losses due to a deterioration in the condition of borrowers, or in the value of property securing non–performing loans, or adverse changes in economic conditions. The amounts of the provisions we make for loan losses are based on our estimate of losses in our loan portfolio. In estimating such losses, we use economic and loss migration models that are based on bank regulatory guidelines and industry standards, and our historical charge-off experience and loan delinquency rates, local and national economic conditions, a borrower’s ability to repay its borrowings, and the value of any property collateralizing the loan, as well as a number of subjective factors. However, these determinations involve judgments about changes and trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us and a weighting among the quantitative and qualitative factors we consider in determining the sufficiency of the ACL. Moreover, the duration and anticipated effects of prevailing economic conditions or trends can be uncertain and can be affected by a number of risks and circumstances that are outside of our control. If changes in economic or market conditions or unexpected subsequent events were to occur, or if changes were made to bank regulatory guidelines or industry standards that are used to assess the sufficiency of the ACL, it could become necessary for us to incur additional, and possibly significant, charges to increase the ACL, which would have the effect of reducing our income.

In addition, the FDIC and the DFPI, as an integral part of their examination processes, periodically review the adequacy of our ACL. These agencies may require us to make additional provisions for loan losses, over and above the provisions that we have already made, the effect of which would be to reduce our income.

On January 1, 2020, we adopted a new accounting standard which replaces the “incurred loss” model for measuring credit losses discussed above with a new “expected loss” model. See “Note 1: Summary of Significant Accounting Policies—New Accounting Pronouncements” for additional details.

The following table presents the balance in the ACL and the recorded investment in loans by impairment method at December 31:

			Purchased		Unaccreted Credit
	Evaluated for Impairment		Credit		Component
(dollars in thousands)	Individually	Collectively	Deteriorated	Total	Other Loans

2020:
Allowance for credit losses:
Real estate loans:
Residential properties	$1,059	$4,056	$—	$5,115	$
Commercial properties	374	8,337	—	8,711
Land	—	892	—	892
Commercial and industrial loans	956	8,293	—	9,249
Consumer loans	—	233	—	233
Total	$2,389	$21,811	$—	$24,200	$
Loans:
Real estate loans:
Residential properties	$12,414	$3,040,858	$284	$3,053,556	$
Commercial properties	17,304	725,008	5,495	747,807
Land	—	55,832	—	55,832
Commercial and industrial loans	6,472	911,910	294	918,676
Consumer loans	—	18,888	—	18,888
Total	$36,190	$4,752,496	$6,073	$4,794,759	$
2019:
Allowance for credit losses:
Real estate loans:
Residential properties	$—	$8,423	$—	$8,423		$1,013
Commercial properties	107	4,059	—	4,166		1,048
Land	—	573	—	573		6
Commercial and industrial loans	763	6,685	—	7,448		277
Consumer loans	—	190	—	190		1
Total	$870	$19,930	$—	$20,800		$2,345
Loans:
Real estate loans:
Residential properties	$2,897	$3,012,203	$—	$3,015,100		$189,339
Commercial properties	6,689	824,026	3,327	834,042		201,370
Land	—	69,476	781	70,257		28,660
Commercial and industrial loans	9,316	590,489	408	600,213		24,143
Consumer loans	—	16,273	—	16,273		253
Total	$18,902	$4,512,467	$4,516	$4,535,885		$443,765
2018:
Allowance for credit losses:
Real estate loans:
Residential properties	$—	$9,216	$—	$9,216		$1,724
Commercial properties	126	4,421	—	4,547		1,779
Land	—	391	—	391		84
Commercial and industrial loans	290	4,338	—	4,628		633
Consumer loans	—	218	—	218		3
Total	$416	$18,584	$—	$19,000		$4,223

Loans:
Real estate loans:
Residential properties	$651	$2,861,112	$—	$2,861,763	$241,698
Commercial properties	2,871	860,835	5,463	869,169	275,516
Land	697	78,681	809	80,187	41,132
Commercial and industrial loans	8,559	440,437	809	449,805	61,183
Consumer loans	—	22,699	—	22,699	366
Total	$12,778	$4,263,764	$7,081	$4,283,623	$619,895
2017:
Allowance for credit losses:
Real estate loans:
Residential properties	$—	$9,715	$—	$9,715	$248
Commercial properties	—	4,399	—	4,399	1,449
Land	—	395	—	395	4
Commercial and industrial loans	909	2,715	—	3,624	1,204
Consumer loans	—	267	—	267	100
Total	$909	$17,491	$—	$18,400	$3,005
Loans:
Real estate loans:
Residential properties	$—	$2,581,245	$—	$2,581,245	$26,605
Commercial properties	4,037	691,632	1,079	696,748	168,057
Land	—	(837)	837	—	167
Commercial and industrial loans	9,399	299,539	1,841	310,779	62,849
Consumer loans	—	29,330	—	29,330	2,899
Total	$13,436	$3,600,909	$3,757	$3,618,102	$260,577
2016:
Allowance for credit losses:
Real estate loans:
Residential properties	$—	$6,669	$—	$6,669	$128
Commercial properties	—	2,983	—	2,983	136
Land	—	233	—	233	2
Commercial and industrial loans	—	5,227	—	5,227	147
Consumer loans	—	288	—	288	19
Total	$—	$15,400	$—	$15,400	$432
Loans:
Real estate loans:
Residential properties	$6,093	$1,774,796	$—	$1,780,889	$12,373
Commercial properties	2,148	474,634	177	476,959	24,796
Land	—	24,100	—	24,100	437
Commercial and industrial loans	753	233,992	3,196	237,941	20,165
Consumer loans	—	32,127	—	32,127	1,266
Total	$8,994	$2,539,649	$3,373	$2,552,016	$59,037

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in acquisitions, and the stated principal balance of the related loans. The discount is equal to 0.53% of the stated principal balance of these loans as of December 31, 2019. In addition to this unaccreted credit component discount, an additional $0.3 million of the ACL were provided for these loans as of December 31, 2019.

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of FFI common stock. The remaining balances of the Company’s lines of credit available to draw down totaled $2.4 billion at December 31, 2020.

Cash Flows Provided by Operating Activities. During the year ended December 31, 2020, operating activities provided net cash of $70 million, comprised primarily of our net income of $84 million and $13 million increase in other liabilities, offset partially by a $36 million increase in other assets. During the year ended December 31, 2019, operating activities provided net cash of $60 million, comprised primarily of our net income of $56 million and $6 million increase in other liabilities.

Cash Flows Used in Investing Activities. During the year ended December 31, 2020, investing activities used net cash of $28 million, primarily to fund a $798 million net increase in loans and $56 million in purchases of securities AFS, offset partially by $553 million in proceeds from loan sales, and $270 million in principal collections of securities AFS. During the year ended December 31, 2019, investing activities used net cash of $427 million, primarily to fund a $803 million net increase in loans and $578 million in purchases of securities AFS, offset partially by $574 million in proceeds from loan sales, and $379 million in principal collections of securities AFS.

Cash Flow Provided by Financing Activities. During the year ended December 31, 2020, financing activities provided net cash of $522 million, consisting primarily of a net increase of $1.0 billion in deposits, offset partially by a $478 million decrease in FHLB advances, $12 million in dividends paid and $12 million paid in swap settlements. During the year ended December 31, 2019, financing activities provided net cash of $365 million, consisting primarily of a net increase of $358 million in deposits and $35 million increase in borrowings, offset partially by $9 million in dividends paid and $20 million paid swap settlements.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At December 31, 2020 and 2019, the loan-to-deposit ratios at FFB were 90%, and 103%, respectively.

Contractual Obligations

The following table summarizes the indicated contractual obligations of the Company as of the December 31, 2020:

	Payments Due by Period
		Less Than			More Than
(dollars in thousands)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years

FHLB Advances	$255,000	$255,000	$—	$—	$—
FFI line of credit loan	14,000	—	14,000	—	—
Operating lease obligations	18,618	6,392	7,885	3,543	798
Total	$287,618	$261,392	$21,885	$3,543	$798

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of December 31, 2020:

(dollars in thousands)
Commitments to fund new loans	$36,143
Commitments to fund under existing loans, lines of credit	517,169
Commitments under standby letters of credit	15,589

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of December 31, 2020, FFB was obligated on $277 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $263 million of deposits from the State of California.

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

Gap Analysis. Under this analysis, rate sensitivity is measured by the extent to which our interest-earning assets and interest-bearing liabilities reprice or mature at different times. Rate sensitivity gaps in which the repricing of interest-earning assets exceed the repricing of interest-bearing liabilities tend to produce an expanded net yield on interest-earning assets in rising interest rate environments and a reduced net yield on interest-earning assets in declining interest rate environments. Conversely, when the repricing of interest-bearing liabilities exceed the repricing of interest-earning assets, the net yield on interest-earning assets generally declines in rising interest rate environments and increases in declining interest rate environments. The following table sets forth the interest-earning assets and interest-bearing liabilities on the basis of when they reprice or mature as of December 31, 2020:

	Less than	From 1 to	From 3 to
(dollars in thousands)	1 year	3 Years	5 Years	Over 5 Years	Total
Interest-earnings assets:
Cash equivalents	$629,067	$—	$—	$—	$629,067
Securities, FHLB stock	689,672	73,420	12,591	17,152	792,835
Loans	2,219,812	1,826,815	893,067	302,283	5,241,977
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	(872,484)	—	—	—	(872,484)
Money market and savings	(2,412,038)	—	—	—	(2,412,038)
Certificates of deposit	(963,636)	(16,752)	(579)	(34)	(981,001)
Borrowings	(255,000)	(14,000)	—	—	(269,000)
Net: Current Period	$(964,607)	$1,869,483	$905,079	$319,401	$2,129,356
Net: Cumulative	$(964,607)	$904,876	$1,809,955	$2,129,356

The cumulative positive total of $2.1 billion reflects the funding provided by noninterest-bearing deposits and equity. Because we had a $1.0 billion net negative position at December 31, 2020 for the repricing period of less than one year, the result of this analysis indicate that we would be adversely impacted by a short term increase in interest rates and would benefit from a short term decrease in interest rates.

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

Net Interest Income Simulations (“NII”). Under this analysis, we use a simulation model to measure and evaluate potential changes in our net interest income resulting from changes in interest rates. This model measures the impact of instantaneous shocks of 100, 200, 300 and 400 basis points on our net interest income over a 12 month forecast period. The computed changes to our net interest income between hypothetical rising and declining rate scenarios for the twelve month period beginning December 31, 2020 are as follows:

Estimated Increase
(Decrease) in Net
Assumed Instantaneous Change in Interest Rates	Interest Income
+ 100 basis points	(0.40)%
+ 200 basis points	(0.16)%
+ 300 basis points	0.02%
+ 400 basis points	0.16%
- 100 basis points	2.47%

The modeled one year NII results indicate that the bank would be adversely impacted in the up rate shock scenarios of 100 and 200 basis points and would be positively impacted in the up rate shock scenarios of 300 and 400 basis points.  We would be positively impacted in the down rate shock scenario of 100 basis points.  We did not include rate shock scenarios below the minus 100 basis points because we believe those scenarios are not meaningful for IRR modeling based on the current interest rate environment.

Economic Value of Equity Calculations (“EVE”). The EVE measures the sensitivity of our market value equity to simultaneous changes in interest rates. EVE is derived by subtracting the economic value of FFB’s liabilities from the economic value of its assets, assuming current and hypothetical interest rate environments. EVE is based on all of the future cash flows expected to be generated by the FFB’s current balance sheet, discounted to derive the economic value of FFB’s assets & liabilities. These cash flows may change depending on the assumed interest rate environment and the resulting changes in other assumptions, such as prepayment speeds. The computed changes to our economic value of equity between hypothetical rising and declining rate scenarios as of December 31, 2020 are as follows:

Estimated Increase
(Decrease)
in Economic
Assumed Instantaneous Change in Interest Rates	Value of Equity
+ 100 basis points	10.30%
+ 200 basis points	19.85%
+ 300 basis points	27.96%
+ 400 basis points	34.39%
- 100 basis points	(10.37)%
- 200 basis points	(27.79)%

We did not include scenarios below the minus 200 basis point scenario because we believe those scenarios are not meaningful based on current interest rate levels. The EVE results indicate that we would benefit from a short term increase in interest rates and adversely impacted by a short term decrease in interest rates. This differs from the NII results because, in the current interest rate environment, assumed interest rate floors for loans eliminate the benefit normally derived for loans in a declining interest rate environment. The results of the EVE are hypothetical, and a variety of factors might cause actual results to differ substantially from what is depicted. These could include, but are not limited to, non-parallel yield curve shifts, changes in market interest rate spreads and the actual reaction to changes in interest rate levels of interest-earning assets and interest-bearing liabilities. It is not uncommon for rates on certain assets or liabilities to lag behind changes in the market rates of interest. Additionally, prepayments of loans and early withdrawals of certificates of deposit could cause interest sensitivities to vary.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB (on a stand-alone basis) as of the respective dates and as compared to the respective regulatory requirements applicable to them:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2020
CET1 capital ratio	$589,276	11.55%	$229,490	4.50%
Tier 1 leverage ratio	589,276	8.93%	263,986	4.00%
Tier 1 risk-based capital ratio	589,276	11.55%	305,987	6.00%
Total risk-based capital ratio	620,700	12.17%	407,982	8.00%
December 31, 2019
CET1 capital ratio	$513,083	10.65%	$216,782	4.50%
Tier 1 leverage ratio	513,083	8.25%	248,798	4.00%
Tier 1 risk-based capital ratio	513,083	10.65%	289,043	6.00%
Total risk-based capital ratio	537,048	11.15%	385,390	8.00%
December 31, 2018
CET1 capital ratio	$460,600	10.67%	$194,179	4.50%
Tier 1 leverage ratio	460,600	8.39%	219,694	4.00%
Tier 1 risk-based capital ratio	460,600	10.67%	258,906	6.00%
Total risk-based capital ratio	481,476	11.16%	345,207	8.00%
FFB
December 31, 2020
CET1 capital ratio	$591,171	11.63%	$228,703	4.50%	$330,349	6.50%
Tier 1 leverage ratio	591,171	8.98%	263,330	4.00%	329,162	5.00%
Tier 1 risk-based capital ratio	591,171	11.63%	304,938	6.00%	406,583	8.00%
Total risk-based capital ratio	622,595	12.25%	406,583	8.00%	508,229	10.00%
December 31, 2019
CET1 capital ratio	$510,142	10.62%	$216,063	4.50%	$312,091	6.50%
Tier 1 leverage ratio	510,142	8.22%	248,119	4.00%	310,148	5.00%
Tier 1 risk-based capital ratio	510,142	10.62%	288,084	6.00%	384,112	8.00%
Total risk-based capital ratio	534,107	11.12%	384,112	8.00%	480,140	10.00%
December 31, 2018
CET1 capital ratio	$453,248	10.51%	$194,058	4.50%	$280,306	6.50%
Tier 1 leverage ratio	453,248	8.26%	219,568	4.00%	274,461	5.00%
Tier 1 risk-based capital ratio	453,248	10.51%	258,744	6.00%	344,992	8.00%
Total risk-based capital ratio	474,124	10.99%	344,992	8.00%	431,240	10.00%

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

As of December 31, 2020, the amount of capital at FFB in excess of amounts required to be well capitalized for purposes of the prompt corrective action regulations was $261 million for the CET1 capital ratio, $262 million for the Tier 1 Leverage Ratio, $185 million for the Tier 1 risk-based capital ratio and $114 million for the Total risk-based capital ratio.

During the year ended December 31, 2019, FFI made capital contributions to FFB of $10 million. As of December 31, 2020, FFI had $10.9 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

On January 26, 2021, the Board of Directors declared a quarterly cash dividend of $0.09 per common share to be paid on February 15, 2021 to stockholders of record as of the close of business on February 5, 2021. It is our current intention to continue to pay quarterly dividends. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I above. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. We paid $12.5 million ($0.28 per share) and $8.9 million ($0.20 per share) in dividends in 2020 and 2019, respectively. We did not pay dividends in 2018.

We had no material commitments for capital expenditures as of December 31, 2020. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations. See Item 1A – “Risk Factors” in Part I above for information regarding the impact that future sales of our common stock may have on the share ownership of our existing stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, please see Item 7 “Management’s Discussion and Analysis—Asset and Liability Management: Interest Rate Risk” in Part II above.

Item 8.    Financial Statements and Supplementary Data

FIRST FOUNDATION INC
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

First Foundation Inc.

Irvine, California

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Foundation Inc. (the "Company") as of December 31, 2020 and 2019, the related consolidated income statements and statements of comprehensive income, changes in shareholders' equity, and cash flows, for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). We have also audited the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The consolidated financial statements of the Company for the year ended December 31, 2018 were audited by other auditors whose report dated March 1, 2019, expressed an unqualified opinion on those consolidated financial statements.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Change in Accounting Principle

As discussed in Note 1 to the consolidated financial statements, the Company has changed its method of accounting for the recognition and measurement of credit losses as of January 1, 2020 due to the adoption of ASC Topic 326, Financial Instruments – Credit Losses.

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Allowance for Credit Losses – Loans

The Company has a gross loan portfolio of $4.8 billion and related allowance for credit losses – loans (ACL) of $24.2 million as of December 31, 2020, respectively. As discussed in Notes 1 and 5 to the financial statements, effective January 1, 2020, the Company adopted ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments which resulted in no cumulative effect adjustment upon adoption. The ACL represents management’s estimate of expected credit losses over the contractual life of the loan portfolio. The ACL is estimated using relevant available information relating to past events, current economic conditions, and reasonable and supportable forecasts, as well as qualitative adjustments applied on a portfolio segment basis. The qualitative adjustments are used to bring the ACL to the level management believes is appropriate based on factors that are otherwise unaccounted for in the quantitative process.

Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

Our considerations and procedures performed to address this critical audit matter included:

●	Obtaining an understanding of the Company’s process for establishing the ACL, including the models selected by management to estimate quantitative components of the ACL and qualitative adjustments made to the ACL. This includes the process utilized by management to challenge the model results and determine the best estimate of the ACL as of the balance sheet date.

●	Evaluating the design and testing the operating effectiveness of controls relating to the development and approval of the ACL methodology, management’s identification and determination of the significant assumptions used in the Probability of Default (PD) and Loss Given Default (LGD) models, controls around the reliability and accuracy of the data used in the models, analysis of the ACL results and management’s review and approval of the ACL.

●	Evaluating the appropriateness of the model methodology used to incorporate a reasonable and supportable forecast period and reversion to historical loss rates by inspecting the model documentation and by comparing it to relevant industry practices.

●	Determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices.

●	Evaluating the identification and measurement of the qualitative adjustments, including the basis for concluding an adjustment was warranted and compared the adjustments utilized by management to both internal portfolio metrics and external macroeconomic data to support the adjustments and evaluated the trends in such adjustments. We searched for and evaluated information that corroborates or contradicts management’s reasonable and supportable forecast as well as identification and measurement of qualitative factors.

We have served as the Company’s auditor since 2019.

San Ramon, California

February 26, 2021

FIRST FOUNDATION INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2020	2019

ASSETS
Cash and cash equivalents	$629,707	$65,387
Securities available-for-sale	814,671	1,014,966
Allowance for credit losses - investments	(7,245)	—
Net securities	807,426	1,014,966

Loans held for sale	505,404	503,036

Loans held for investment	4,803,799	4,547,633
Allowance for credit losses - loans	(24,200)	(20,800)
Net loans	4,779,599	4,526,833

Investment in FHLB stock	17,250	21,519
Deferred taxes	8,603	11,079
Premises and equipment, net	8,012	8,355
Goodwill and intangibles	95,296	97,191
Other assets	105,863	66,070
Total Assets	$6,957,160	$6,314,436

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$5,913,433	$4,891,144
Borrowings	269,000	743,000
Accounts payable and other liabilities	79,016	66,423
Total Liabilities	6,261,449	5,700,567

Shareholders’ Equity
Common Stock	45	45
Additional paid-in-capital	433,941	433,775
Retained earnings	247,638	175,773
Accumulated other comprehensive income (loss)	14,087	4,276
Total Shareholders’ Equity	695,711	613,869
Total Liabilities and Shareholders’ Equity	$6,957,160	$6,314,436

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.
CONSOLIDATED INCOME STATEMENTS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,

	2020	2019	2018
Interest income:
Loans	$216,798	$220,951	$186,211
Securities	25,688	25,004	16,855
FHLB stock, fed funds sold and interest-bearing deposits	1,405	2,805	4,240
Total interest income	243,891	248,760	207,306

Interest expense:
Deposits	39,432	64,182	38,776
Borrowings	7,815	14,624	12,920
Total interest expense	47,247	78,806	51,696

Net interest income	196,644	169,954	155,610

Provision for credit losses	6,746	2,637	4,220

Net interest income after provision for credit losses	189,898	167,317	151,390

Noninterest income:
Asset management, consulting and other fees	29,465	28,658	28,748
Gain on sale of loans	15,140	4,218	419
Other income	10,042	8,900	6,604
Total noninterest income	54,647	41,776	35,771

Noninterest expense:
Compensation and benefits	73,868	69,933	67,508
Occupancy and depreciation	23,892	20,905	19,779
Professional services and marketing costs	8,045	7,417	8,583
Customer service costs	7,445	17,858	15,077
Other expenses	12,528	13,481	16,128
Total noninterest expense	125,778	129,594	127,075

Income before taxes on income	118,767	79,499	60,086
Taxes on income	34,398	23,260	17,128
Net income	$84,369	$56,239	$42,958

Net income per share:
Basic	$1.89	$1.26	$1.02
Diluted	$1.88	$1.25	$1.01
Shares used in computation:
Basic	44,639,430	44,617,361	42,092,361
Diluted	44,900,805	44,911,265	42,567,108

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2020	2019	2018
Net income	$84,369	$56,239	$42,958
Other comprehensive income:
Unrealized holding gains on securities arising during the period	13,866	7,674	5,567
Other comprehensive income before tax	13,866	7,674	5,567
Income tax expense related to items of other comprehensive income	(4,055)	(2,021)	(1,629)
Other comprehensive income	9,811	5,653	3,938

Less: Reclassification adjustment for gains (loss) included in net earnings	—	(316)	—
Income tax (expense) benefit related to reclassification adjustment	—	92	—
Reclassification adjustment for gains included in net earnings, net of tax	—	(224)	—
Other comprehensive income (loss), net of tax	9,811	5,429	3,938
Total comprehensive income	$94,180	$61,668	$46,896

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
	Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2017	38,207,766	38	314,501	85,503	(5,091)	394,951
Net income	—	—	—	42,958	—	42,958
Other comprehensive income	—	—	—	—	3,938	3,938
Stock based compensation	—	—	2,637	—	—	2,637
Issuance of common stock:
Exercise of options	308,334	—	2,356	—	—	2,356
Stock grants – vesting of RSUs	154,884	—	—	—	—	—
Stock issued in acquisition	5,234,593	5	101,494	—	—	101,499
Capital raise	625,730	1	11,341	—	—	11,342
Stock repurchase	(35,300)	—	(497)	—	—	(497)
Balance: December 31, 2018	44,496,007	$44	$431,832	$128,461	$(1,153)	$559,184
Net income	—	—	—	56,239	—	56,239
Other comprehensive income	—	—	—	—	5,429	5,429
Stock based compensation	—	—	1,633	—	—	1,633
Cash dividend	—	—	—	(8,927)	—	(8,927)
Stock repurchase	—	—	—	—	—	—
Issuance of common stock:
Exercise of options	44,000	—	334	—	—	334
Stock grants – vesting of Restricted Stock Units	132,536	1	(1)	—	—	—
Stock repurchase	(1,800)	—	(23)	—	—	(23)
Balance: December 31, 2019	44,670,743	$45	$433,775	$175,773	$4,276	$613,869
Net income	—	—	—	84,369	—	84,369
Other comprehensive income	—	—	—	—	9,811	9,811
Stock based compensation	—	—	2,082	—	—	2,082
Cash dividend	—	—	—	(12,504)	—	(12,504)
Issuance of common stock:
Exercise of options	117,500	—	908	—	—	908
Stock grants – vesting of Restricted Stock Units	103,741	—	—	—	—	—
Stock Repurchase	(224,334)	—	(2,824)	—	—	(2,824)
Balance: December 31, 2020	44,667,650	$45	$433,941	$247,638	$14,087	$695,711

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,

	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$84,369	$56,239	$42,958
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses - loans	25	2,637	4,220
Provision for credit losses - securities AFS	7,245	—	—
Stock–based compensation expense	2,075	1,633	2,637
Depreciation and amortization	3,205	3,019	2,751
Deferred tax (benefit) expense	(1,578)	(73)	1,192
Amortization of premium (discount) on securities	309	(973)	(318)
Amortization of core deposit intangible	1,895	2,291	2,043
Amortization of mortgage servicing rights - net	1,535	1,295	1,076
Amortization of premiums on purchased loans - net	8,384	(4,909)	(6,689)
Gain on sale of REO	—	(742)	—
Gain on sale of loans	(15,140)	(4,218)	(419)
Loss on sale of securities	—	316	—
(Gain) loss from hedging activities	—	(655)	354
Valuation allowance on mortgage servicing rights	1,424	—	—
Increase in other assets	(38,899)	(1,352)	(3,260)
Increase in accounts payable and other liabilities	12,593	5,929	4,436
Net cash provided by operating activities	67,442	60,437	50,981
Cash Flows from Investing Activities:
Net increase in loans	(794,305)	(802,578)	(1,129,231)
Proceeds from sale of loans	553,148	573,897	674,019
Proceeds from sale of REO	—	1,557	2,577
Purchase of premises and equipment	(2,862)	(2,229)	(2,710)
Recovery of allowance for credit losses	1,003	1,855	569
Purchases of AFS securities	(56,629)	(577,802)	(365,519)
Proceeds from sale of securities	—	283,893	9,982
Maturities of AFS securities	270,480	95,580	81,199
Cash in from merger	—	—	47,582
Sale (purchase) of FHLB stock, net	4,269	(1,212)	1,982
Net cash provided by (used in) investing activities	(24,896)	(427,039)	(679,550)
Cash Flows from Financing Activities:
Increase in deposits	1,022,289	358,176	611,856
Net (decrease) increase in FHLB advances	(478,000)	30,000	(4,570)
Line of credit net change – borrowings (paydowns), net	4,000	5,000	(45,000)
Dividends paid	(12,504)	(8,927)	—
Settlement of swap	(12,102)	(19,883)	—
Proceeds from sale of stock, net	915	334	13,698
Repurchase of stock	(2,824)	(23)	(497)
Net cash provided by financing activities	521,774	364,677	575,487
Increase in cash and cash equivalents	564,320	(1,925)	(53,082)
Cash and cash equivalents at beginning of year	65,387	67,312	120,394
Cash and cash equivalents at end of period	$629,707	$65,387	$67,312
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$31,310	$23,624	$16,646
Interest	$56,991	$75,149	$46,043
Noncash transactions:
Transfer of loans to loans held for sale	$561,502	$554,837	$1,027,478
Mortgage servicing rights from loan sales	$3,853	$1,861	$2,646
Chargeoffs against allowance for credit losses	$1,844	$2,692	$4,189

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019, and 2018

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

FFA, established in 1985 and incorporated in the state of California, began operating in 1990 as a fee-based registered investment advisor. FFA provides (i) investment management and financial planning services for high net-worth individuals, retirement plans, charitable institutions and private foundations; (ii) financial, investment and economic advisory and related services to high net-worth individuals and their families, family-owned businesses, and other related organizations; and (iii) support services involving the processing and transmission of financial and economic data for charitable organizations. At the end of 2020, these services were provided to approximately 1,500 clients, primarily located in Southern California, with an aggregate of $4.9 billion of assets under management.

The Bank commenced operations in 2007, is incorporated in the state of California and currently operates in California, Nevada, and in Hawaii. The Bank offers a wide range of deposit instruments including personal and business checking and savings accounts, including interest-bearing negotiable order of withdrawal accounts, money market accounts, and time certificates of deposit (“CD”) accounts. As a lender, the Bank originates, and retains for its portfolio, loans secured by real estate and commercial loans. Approximately 91% of the Bank’s loans are to clients located in California. The Bank also offers a wide range of specialized services including trust services, on-line banking, remote deposit capture, merchant credit card services, ATM cards, Visa debit cards, business sweep accounts, and through FFIS, insurance brokerage services. The Bank has a state non-member bank charter and is subject to continued examination by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation (“FDIC”).

At December 31, 2020, the Company employed 502 employees.

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

Variable Interest Entities

The Company may have variable interests in Variable Interest Entities (“VIEs”) arising from debt, equity or other monetary interests in an entity, which change with fluctuations in the fair value of the entity’s assets. VIEs are entities that, by design, either (1) lack sufficient equity to permit the entity to finance its activities without additional subordinated

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

financial support from other parties, or (2) have equity investors that do not have the ability to make significant decisions relating to the entity’s operations through voting rights, or do not have the obligation to absorb the expected losses, or do not have the right to receive the residual returns of the entity. The primary beneficiary of a VIE (i.e., the party that has a controlling financial interest) is required to consolidate the assets and liabilities of the VIE. The primary beneficiary is the party that has both (1) the power to direct the activities of an entity that most significantly impact the VIE’s economic performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company has sold loans, in 2020, 2019, 2018, 2016 and 2015, through securitizations sponsored by a government sponsored entity, Freddie Mac, who also provided credit enhancement of the loans through certain guarantee provisions. The Company retained the right to provide servicing for the loans except for special servicing for which an unrelated third party was engaged by the VIE. For the 2016 and 2015 securitizations, the Company acquired the “B” piece of the securitizations, which is structured to absorb any losses from the securitizations, and interest only strips from the securitization. For the 2020, 2019, and 2018 securitizations, the Company provides collateral to support its obligation to reimburse for credit losses incurred on loans in the securitization. Because the Company does not act as the special servicer for the VIE and because of the power of Freddie Mac over the VIE that holds the assets from the mortgage loan securitizations, the Company is not the primary beneficiary of the VIE and therefore the VIE is not consolidated.

Reclassifications

Certain amounts in the 2019 consolidated financial statements have been reclassified to conform to the 2020 presentation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, certificates of deposits with maturities of less than ninety days, investment securities with original maturities of less than ninety days, money market mutual funds and federal funds sold. At times, the Bank maintains cash at major financial institutions in excess of FDIC insured limits. However, as the Bank places these deposits with major well-capitalized financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to be minimal. The Bank maintains most of its excess cash at the Federal Reserve Bank, with well-capitalized correspondent banks or with other depository institutions at amounts less than the FDIC insured limits. At December 31, 2020, included in cash and cash equivalents were $623 million in funds held at the Federal Reserve Bank.

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank was in compliance with its reserve requirements as of December 31, 2020.

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
Years Ended December 31, 2020, 2019, and 2018

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

Purchased Credit Deteriorated Loans

The Company may purchase individual loans and groups of loans which have shown evidence of credit deterioration and are considered credit impaired. Purchased credit deteriorated loans are recorded at the amount paid and there is no carryover of the seller’s allowance for credit losses.

Purchased credit deteriorated (“PCD”) loans are accounted for individually or aggregated into pools of loans based on common risk characteristics such as, credit score, loan type, and date of origination. The Company estimates the amount and timing of expected cash flows for each loan or pool, and the expected cash flows in excess of amount paid are recorded as interest income over the remaining life of the loan or pool (accretable yield). The excess of the loan’s or pool’s contractual principal and interest over expected cash flows is not recorded (nonaccretable difference). Over the life of the

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

loan or pool, expected cash flows continue to be estimated. If the present value of expected cash flows is less than the carrying amount, a loss is recorded by an increase in the allowance for credit losses. If the present value of expected cash flows is greater than the carrying amount, it is recognized as part of future interest income.

Allowance for Credit Losses

The allowance for credit losses is a valuation allowance for probable incurred credit losses. Provisions for credit losses are charged to operations based on management’s evaluation of the estimated losses in its loan portfolio. The major factors considered in evaluating losses are historical charge-off experience, delinquency rates, local and national economic conditions, the borrower’s ability to repay the loan and timing of repayments, and the value of any related collateral. Management’s estimate of fair value of the collateral considers current and anticipated future real estate market conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations in the future. Recovery of the carrying value of such loans and related real estate is dependent, to a great extent, on economic, operating and other conditions that may be beyond the Bank’s control.

The Bank’s primary regulatory agencies periodically review the allowance for credit  losses and such agencies may require the Bank to recognize additions to the allowance based on information and factors available to them at the time of their examinations. Accordingly, no assurance can be given that the Bank will not recognize additional provisions for credit  losses with respect to its loan portfolio.

The allowance consists of specific and general reserves. Specific reserves relate to loans that are individually classified as impaired. Credit losses are charged against the allowance when management believes a loan balance is uncollectible. Subsequent recoveries, if any, are credited to the allowance. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged off.

The Bank considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Bank bases the measurement of loan impairment using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the loan’s collateral properties. Impairment losses are included in the allowance for credit  losses through a charge to provision for credit losses. Adjustments to impairment losses due to changes in the fair value of impaired loans’ collateral properties are included in the provision for credit  losses. The Bank’s impaired loans include nonaccrual loans (excluding those collectively reviewed for impairment), certain restructured loans and certain performing loans less than ninety days delinquent that the Bank believes will likely not be collected in accordance with contractual terms of the loans. Loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are generally considered troubled debt restructurings and classified as impaired.

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

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Bank determines the amount of reserve in accordance with the accounting policy for the allowance for credit losses.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

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

Real Estate Owned

Real estate owned (“REO”) represents the collateral acquired through foreclosure in full or partial satisfaction of the related loan. REO is recorded at the fair value less estimated selling costs at the date of foreclosure. Any write-down at the date of transfer is charged to the allowance for credit losses related to loans. The recognition of gains or losses on sales of REO is dependent upon various factors relating to the nature of the property being sold and the terms of sale. REO values are reviewed on an ongoing basis and any decline in value is recognized as foreclosed asset expense in the current period, as are the net operating results from these assets.

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization, which is charged to expense on a straight-line basis over the estimated useful lives of 3 to 10 years. Premises under leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvements, whichever is shorter. Expenditures for major renewals and betterments of premises and equipment are capitalized and those for maintenance and repairs are charged to expense as incurred. A valuation allowance is established for any impaired long-lived assets. The Company did not have impaired long-lived assets as of December 31, 2020 or 2019.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (“FHLB”), the Bank is required to purchase FHLB stock in accordance with its advances, securities and deposit agreement. This stock, which is carried at cost, may be redeemed at par value. However, there are substantial restrictions regarding redemption and the Bank can only receive a full redemption in connection with the Bank surrendering its FHLB membership. At December 31, 2020 and 2019, the Bank held $17 million and $22 million of FHLB stock, respectively. The Company does not believe that this stock is currently impaired and no adjustments to its carrying value have been recorded.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. As of December 31, 2020, the allowance for servicing rights was $1.4 million.  As of December 31, 2019, no allowance was recorded.

Servicing fee income, which is reported on the income statement as other income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Goodwill

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company will test goodwill for impairment on an annual basis by comparing the fair value of the reporting unit to its carrying amount. The goodwill recorded by the Company was recognized from acquisitions in 2015, 2017 and 2018, and was not considered impaired at December 31, 2020.

Other Intangible Assets

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions and are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years. At December 31, 2020 and 2019, core deposit intangible assets totaled $6.8 million and $8.7 million, respectively, and we recognized $1.9 million, $2.3 million and $2.0 million in core deposit intangible amortization expense in 2020, 2019 and 2018, respectively.

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
Years Ended December 31, 2020, 2019, and 2018

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
Years Ended December 31, 2020, 2019, and 2018

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
Years Ended December 31, 2020, 2019, and 2018

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

The Company adopted the amendments within ASU 2016-13 on January 1, 2020 using the modified retrospective method for all financial assets measured at amortized cost and off-balance sheet credit exposures. Results for the periods beginning after that date are presented under Topic 326, while prior period amounts continue to be reported in accordance with previously applicable GAAP. There was not any cumulative effect adjustment upon adoption. The instruments that were accounted for as purchased credit impaired (“PCI”) are transitioned under the new purchased credit deteriorated (“PCD”) model using the prospective transition approach. The Company applied the prospective transition approach for debt securities for which other than temporary impairment had been recognized prior to January 1, 2020.  As a result, the amortized cost basis remains the same before and after the effective date.

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
Years Ended December 31, 2020, 2019, and 2018

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

The provision for credit losses on the consolidated income statement includes the provisions for credit losses for loans and securities AFS. For 2020, the provision for credit losses was $6.7 million.

Income taxes: In November 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes”. ASU 2019-12 provides amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. Because the Company is a large accelerated filer, this ASU did not impact the effective date of adoption of this standard.

New Accounting Pronouncements

In October 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-10, “Codification Improvements”. ASU 2020-10 amends certain guidance that may have been applied in an inconsistent manner by certain entities. The effective date for the amendments in this ASU are effective for annual periods after December 15, 2020. The adoption of ASU 2020-10 is not expected to have a significant impact on the Company’s consolidated financial statements

In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides optional guidance for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022. The adoption of ASU 2020-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

In July 2019, the FASB issued ASU 2019-07, “Codification Updates to SEC Sections”. ASU 2019-07 amends certain Securities and Exchange Commission (“SEC”) sections or paragraphs within the Accounting Standards Codification (“ASC”) to reflect changes in SEC Final Rule Releases (“SEC Releases”) No. 33-10532, Disclosure Update and Simplification and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization. The effective date and transition requirements for the amendments in this ASU are the same as the effective dates and transition requirements

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

in SEC Releases 33-10532, 33-10231, and 33-10442, as amended by this ASU. The adoption of ASU 2019-07 is not expected to have a significant impact on the Company’s consolidated financial statements.

NOTE 2: ACQUISITIONS

On June 1, 2018, the Company completed the acquisition of PBB Bancorp and its wholly owned subsidiary Premier Business Bank (collectively “PBB”), through a merger of PBB with and into the Bank, in exchange for 5,234,593 shares of its common stock with a fair value of $19.39 per share. The primary reason for acquiring PBB was to expand our operations in Southern California.

The acquisition was accounted for under the purchase method of accounting. The acquired assets, assumed liabilities and identifiable intangible assets are recorded at their respective acquisition date fair values.

The following table represents the assets acquired and liabilities assumed of PBB as of June 1, 2018 and the fair value adjustments and amounts recorded by the Bank in 2018 under the acquisition method of accounting:

	PBB Book	Fair Value
(dollars in thousands)	Value	Adjustments	Fair Value
Assets Acquired:
Cash and cash equivalents	$47,582	$—	$47,582
Securities AFS	10,072	(90)	9,982
Loans, net of deferred fees	537,885	(14,986)	522,899
Allowance for credit losses	(3,011)	3,011	—
Premises and equipment, net	3,811	(1,536)	2,275
Investment in FHLB stock	3,229	—	3,229
Deferred taxes	1,451	2,398	3,849
REO	934	(109)	825
Goodwill and core deposit intangible	634	66,615	67,249
Other assets	6,634	(566)	6,068
Total assets acquired	$609,221	$54,737	$663,958

Liabilities Assumed:
Deposits	$477,366	$219	$477,585
Borrowings	79,911	(341)	79,570
Accounts payable and other liabilities	5,204	100	5,304
Total liabilities assumed	562,481	(22)	562,459
Excess of assets acquired over liabilities assumed	46,740	54,759	101,499
Total	$609,221	$54,737	$663,958

Consideration:
Stock issued			$101,499

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

Certain loans, for which specific credit-related deterioration since origination was identified, are recorded at fair value reflecting the present value of the amounts expected to be collected. Income recognition on these PCD loans is based

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on nonaccrual status and have no accretable yield. All PCD loans were classified as accruing loans as of and subsequent to the acquisition date.

In accordance with generally accepted accounting principles there was no carryover of the allowance for credit losses that had been previously recorded by PBB.

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

Pro Forma Information (unaudited)

The following table presents unaudited pro forma information as if the acquisition of PBB had occurred on January 1, 2018 and January 1, 2017 for 2018 and 2017, respectively, after giving effect to certain adjustments. The unaudited pro forma information for these periods includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, adjustments for interest expense on deposits acquired, and the related income tax effects of all these items and the income tax costs or benefits derived from the income or loss before taxes of PBB. The net effect of these pro forma adjustments was an increase of $9.6 million in net income for 2018. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

(dollars in thousands)	2018
Net interest income	$167,099
Provision for loan losses	4,220
Noninterest income	36,538
Noninterest expenses	130,702
Income before taxes	68,715
Taxes on income	19,412
Net income	$49,303

Net income per share:
Basic	$1.11
Diluted	$1.10

The revenues (net interest income and noninterest income) and net income for the period from June 1, 2018 to December 31, 2018 related to the operations acquired from PBB and included in our results of operations for 2018 were approximately $17.2 million and $6.5 million, respectively.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

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

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2020:
Investment securities available for sale:
Agency mortgage-backed securities	$723,995	$—	$723,995	$—
Beneficial interest – FHLMC securitizations	23,463	—	—	23,463
Corporate bonds	58,358	—	58,358	—
Other	1,610	503	1,107	—
Investment in equity securities	338	338	—	—
Total assets at fair value on a recurring basis	$807,764	$841	$783,460	$23,463

December 31, 2019:
Investment securities available for sale:
Agency mortgage-backed securities	$914,977	$—	$914,977	$—
Beneficial interest – FHLMC securitizations	42,706	—	—	42,706
Corporate bonds	55,834	—	55,834	—
Other	1,449	403	1,046	—
Investment in equity securities	434	434	—	—
Total assets at fair value on a recurring basis	$1,015,400	$837	$971,857	$42,706

The decrease in Level 3 assets from December 31, 2019 was due to securitization paydowns and due to $7.2 million in provisions for credit losses in 2020.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3.  The total collateral dependent impaired Level 3 loans were $36.2 million and $18.9 million at December 31, 2020 and December 31, 2019, respectively. There were no specific reserves related to these loans at December 31, 2020 and December 31, 2019.

Real Estate Owned. The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of December 31, 2020 included a prepayment rate 20% and a discount rate of 10%.

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
Years Ended December 31, 2020, 2019, and 2018

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

Securities Available for Sale (“AFS”). Securities AFS are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon external third party models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Securities classified as level 3 include beneficial interests in FHLMC securitizations. Significant assumptions in the valuation of these Level 3 securities as of December 31, 2020 included prepayment rates ranging from 20% to 30% and discount rates ranging from 7.4% to 10%.

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
December 31, 2020:
Assets:
Cash and cash equivalents	$629,707	$629,707	$—	$—	$629,707
Securities AFS, net	807,426	503	783,460	23,463	807,426
Loans held for sale	505,404	—	510,638	—	510,638
Loans, net	4,779,599	—	—	4,829,258	4,829,258
Investment in FHLB stock	17,250	—	17,250	—	17,250
Investment in equity securities	338	338	—	—	338
Liabilities:
Deposits	$5,913,433	$4,934,537	$978,897	$—	$5,913,434
Borrowings	269,000	—	255,000	14,000	269,000

December 31, 2019:
Assets:
Cash and cash equivalents	$65,387	$65,387	$—	$—	$65,387
Securities AFS	1,014,966	403	971,857	42,706	1,014,966
Loans held for sale	503,036	—	506,750	—	506,750
Loans, net	4,526,833	—	—	4,573,516	4,573,516
Investment in FHLB stock	21,519	—	21,519	—	21,519
Investment in equity securities	434	434	—	—	434
Liabilities:
Deposits	$4,891,144	$2,913,493	$1,977,652	$—	$4,891,145
Borrowings	743,000	—	733,000	10,000	743,000

NOTE 4: SECURITIES

The following table provides a summary of the Company’s AFS securities portfolio at December 31:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
December 31, 2020:
Agency mortgage-backed securities	$705,752	$18,243	$—	$—	$723,995
Beneficial interests in FHLMC securitization	30,497	211	—	(7,245)	23,463
Corporate bonds	57,000	1,358	—	—	58,358
Other	1,512	98	—	—	1,610
Total	$794,761	$19,910	$—	$(7,245)	$807,426
December 31, 2019:
Agency mortgage-backed securities	$905,949	$9,174	$(146)	$—	$914,977
Beneficial interests in FHLMC securitization	47,586	1,801	(6,681)	—	42,706
Corporate bonds	54,000	1,834	—	—	55,834
Other	1,386	63	—	—	1,449
Total	$1,008,921	$12,872	$(6,827)	$—	$1,014,966

US Treasury securities of $0.5 million as of December 31, 2020 that are included in the table above as Other are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations. As of December 31, 2020, $190 million of agency mortgage-backed securities are pledged as collateral as support for the

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

Banks’s obligations under loan sales and securitizations agreement entered into from 2018 and 2020. In 2019 we sold $284 million of securities and recognized a loss of $0.3 million.

The tables below indicate, as of December 31, 2019, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

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

There were no unrealized losses on our investments as of December 31, 2020.

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

The following is a rollforward of the Bank’s allowance for credit losses related to investments for the year ended December 31:

(dollars in thousands)	Total
Year Ended December 31, 2020:
Balance: December 31, 2019	$—
Provision for credit losses	7,245
Balance: December 31, 2020	$7,245

Due to a change in expected cash flows of an interest only strip security, a $7.2 million allowance for credit losses was taken for the year ended December 31, 2020. The allowance was included as a charge in provision for credit losses on the consolidated income statement.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

The scheduled maturities of securities AFS, other than agency mortgage backed securities, and the related weighted average yield is as follows as of December 31:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2020
Amortized Cost:
Corporate bonds	$—	$—	$57,000	$—	$57,000
Other	500	1,012	—	—	1,512
Total	$500	$1,012	$57,000	$—	$58,512
Weighted average yield	1.83%	2.81%	5.39%	—%	5.32%
Estimated Fair Value:
Corporate bonds	$—	$—	$58,358	$—	$58,358
Other	503	1,107	—	—	1,610
Total	$503	$1,107	$58,358	$—	$59,968

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2019
Amortized Cost:
Corporate bonds	$—	$—	$54,000	$—	$54,000
Other	—	400	986	—	1,386
Total	$—	$400	$54,986	$—	$55,386
Weighted average yield	—%	2.25%	5.29%	—%	5.27%
Estimated Fair Value:
Corporate bonds	$—	$—	$55,834	$—	$55,834
Other	—	403	1,046	—	1,449
Total	$—	$403	$56,880	$—	$57,283

Agency mortgage backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests in FHLMC securitizations as of December 31, 2020 and 2019 was 2.39% and 2.66%, respectively.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

NOTE 5: LOANS

The following is a summary of our loans as of December 31:

	December 31,	December 31,
(dollars in thousands)	2020	2019
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,247,542	$2,143,919
Single family	806,014	871,181
Total real estate loans secured by residential properties	3,053,556	3,015,100
Commercial properties	747,807	834,042
Land	55,832	70,257
Total real estate loans	3,857,195	3,919,399
Commercial and industrial loans	918,676	600,213
Consumer loans	18,888	16,273
Total loans	4,794,759	4,535,885
Premiums, discounts and deferred fees and expenses	9,040	11,748
Total	$4,803,799	$4,547,633

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

	December 31,	December 31,
(dollars in thousands)	2020	2019
Outstanding principal balance:
Loans secured by real estate:
Residential properties	$284	$366
Commercial properties	5,495	6,146
Land	—	1,058
Total real estate loans	5,779	7,570
Commercial and industrial loans	294	603
Total loans	6,073	8,173
Unaccreted discount on purchased credit deteriorated loans	—	(3,657)
Total	$6,073	$4,516

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

The following table summarizes our delinquent and nonaccrual loans as of December 31:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
December 31, 2020:
Real estate loans:
Residential properties	$35	$—	$—	$10,947	$10,982	$3,042,574	$3,053,556
Commercial properties	951	240	—	4,544	5,735	742,072	747,807
Land	—	—	—	—	—	55,832	55,832
Commercial and industrial loans	1,013	411	152	5,137	6,713	911,963	918,676
Consumer loans	—	—	—	—	—	18,888	18,888
Total	$1,999	$651	$152	$20,628	$23,430	$4,771,329	$4,794,759

Percentage of total loans	0.04%	0.01%	0.00%	0.43%	0.49%

December 31, 2019:
Real estate loans:
Residential properties	$89	$13	$—	$1,743	$1,845	$3,013,255	$3,015,100
Commercial properties	7,586	—	403	2,410	10,399	823,643	834,042
Land	—	—	—	—	—	70,257	70,257
Commercial and industrial loans	695	2,007	—	8,714	11,416	588,797	600,213
Consumer loans	22	3	—	—	25	16,248	16,273
Total	$8,392	$2,023	$403	$12,867	$23,685	$4,512,200	$4,535,885

Percentage of total loans	0.19%	0.04%	0.01%	0.28%	0.52%

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	December 31, 2020			December 31, 2019
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential loans	$1,200	$—	$1,200	$1,200	$—	$1,200
Commercial real estate loans	1,107	1,277	2,384	1,188	2,166	3,354
Commercial and industrial loans	1,041	2,832	3,873	557	2,972	3,529
Total	$3,348	$4,109	$7,457	$2,945	$5,138	$8,083

The following tables provide information on loans that were modified as TDRs during the years ended December 31, 2020 and 2019:

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year Ended December 31, 2020:
Commercial and industrial loans	1	$507	$507	$—
Total	1	$507	$507	$—

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year Ended December 31, 2019
Residential loans	1	$1,200	$1,200	$—
Commercial real estate loans	1	2,872	2,872	—
Commercial and industrial loans	7	1,754	1,754	—
Total	9	$5,826	$5,826	$—

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

All of these loans were classified as a TDR as a result of a reduction in required principal payments and/or an extension of the maturity date of the loans. These loans have been paying in accordance with the terms of their restructure.

NOTE 6: ALLOWANCE FOR CREDIT LOSSES

The following is a rollforward of the Bank’s allowance for credit losses for the years ended December 31:

	Beginning	Adoption of	Provision for			Ending
(dollars in thousands)	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance
2020:
Real estate loans:
Residential properties	$8,423	$363	$(3,671)	$—	$—	$5,115
Commercial properties	4,166	3,760	785	—	—	8,711
Land and construction	573	92	227	—	—	892
Commercial and industrial loans	7,448	—	2,642	(1,844)	1,003	9,249
Consumer loans	190	—	43	—	—	233
Total	$20,800	$4,215	$26	$(1,844)	$1,003	$24,200
2019:
Real estate loans:
Residential properties	$9,216	$—	$(793)	$—	$—	$8,423
Commercial properties	4,547	—	(381)	—	—	4,166
Land and construction	391	—	182	—	—	573
Commercial and industrial loans	4,628	—	3,653	(2,687)	1,854	7,448
Consumer loans	218	—	(24)	(5)	1	190
Total	$19,000	$—	$2,637	$(2,692)	$1,855	$20,800
2018:
Real estate loans:
Residential properties	$9,715	$—	$(499)	$—	$—	$9,216
Commercial properties	4,399	—	359	(211)	—	4,547
Land and construction	395	—	(4)	—	—	391
Commercial and industrial loans	3,624	—	4,413	(3,978)	569	4,628
Consumer loans	267	—	(49)	—	—	218
Total	$18,400	$—	$4,220	$(4,189)	$569	$19,000

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

We have determined that the roll forward disclosure of the allowance for credit losses in Note 5 of our 10-Q filings for each of the first, second, and third quarters of 2020 was misstated. The reported and restated amounts are detailed below;

	Beginning	Adoption of	Provision for			Ending
(dollars in thousands) UNAUDITED	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance
Quarter Ended September 30, 2020:
Reported	$28,129	$—	$(3,830)	$(338)	$222	$24,183
Adjusted	$28,129	$—	$(3,830)	$(338)	$222	$24,183

Nine Months Ended September 30, 2020:
Reported	$20,800	$(4,215)	$8,205	$(1,393)	$786	$24,183
Adjusted	$20,800	$4,215	$(225)	$(1,393)	$786	$24,183

Quarter Ended June 30, 2020:
Reported	$18,785	$—	$9,756	$(525)	$113	$28,129
Adjusted	$23,000	$—	$5,541	$(525)	$113	$28,129

Six Months Ended June 30, 2020:
Reported	$20,800	$(4,215)	$12,035	$(1,055)	$564	$28,129
Adjusted	$20,800	$4,215	$3,605	$(1,055)	$564	$28,129

Quarter Ended March 31, 2020:
Reported	$20,800	$—	$2,279	$(530)	$451	$23,000
Adjusted	$20,800	$4,215	$(1,936)	$(530)	$451	$23,000

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by impairment method as of December 31:

	Allowance for Credit Losses				Unaccreted
			Purchased		Credit
	Evaluated for Impairment		Credit		Component
(dollars in thousands)	Individually	Collectively	Deteriorated	Total	Other Loans
December 31, 2020:
Allowance for credit losses:
Real estate loans:
Residential properties	$1,059	$4,056	$—	$5,115	$
Commercial properties	374	8,337	—	8,711
Land	—	892	—	892
Commercial and industrial loans	956	8,293	—	9,249
Consumer loans	—	233	—	233
Total	$2,389	$21,811	$—	$24,200	$—
Loans:
Real estate loans:
Residential properties	$12,414	$3,040,858	$284	$3,053,556	$
Commercial properties	17,304	725,008	5,495	747,807
Land	—	55,832	—	55,832
Commercial and industrial loans	6,472	911,910	294	918,676
Consumer loans	—	18,888	—	18,888
Total	$36,190	$4,752,496	$6,073	$4,794,759	$—

December 31, 2019:
Allowance for credit losses:
Real estate loans:
Residential properties	$—	$8,423	$—	$8,423	$1,013
Commercial properties	107	4,059	—	4,166	1,048
Land	—	573	—	573	6
Commercial and industrial loans	763	6,685	—	7,448	277
Consumer loans	—	190	—	190	1
Total	$870	$19,930	$—	$20,800	$2,345
Loans:
Real estate loans:
Residential properties	$2,897	$3,012,203	$—	$3,015,100	$189,339
Commercial properties	6,689	824,026	3,327	834,042	201,370
Land	—	69,476	781	70,257	28,660
Commercial and industrial loans	9,316	590,489	408	600,213	24,143
Consumer loans	—	16,273	—	16,273	253
Total	$18,902	$4,512,467	$4,516	$4,535,885	$443,765

The column labeled “Unaccreted Credit Component Other Loans” represents the amount of unaccreted credit component discount for the other loans acquired in a business combination, and the stated principal balance of the related loans. The discount is equal to 0.53% December 31, 2019. In addition to this unaccreted credit component discount, an additional $0.3 million of the ACL was provided for these loans as of December 31, 2019.

The Bank categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

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

Additionally, all loans classified as troubled debt restructurings (“TDRs”) are considered impaired. Purchased credit deteriorated loans are not considered impaired loans for these purposes.

Loans listed as pass include larger non-homogeneous loans not meeting the risk rating definitions above and smaller, homogeneous loans not assessed on an individual basis.

Based on the most recent analysis performed, the risk category of loans by class of loans is as follows as of December 31:

				Loans Individually
(dollars in thousands)	Pass	Special Mention	Substandard Loans	Evaluated	Total

December 31, 2020:
Real estate loans:
Residential properties	$3,040,139	$986	$17	$12,414	$3,053,556
Commercial properties	710,294	19,511	698	17,304	747,807
Land	55,832	—	—	—	55,832
Commercial and industrial loans	895,164	15,279	1,761	6,472	918,676
Consumer loans	18,888	—	—	—	18,888
Total	$4,720,317	$35,776	$2,476	$36,190	$4,794,759

December 31, 2019:
Real estate loans:
Residential properties	$3,012,203	$—	$—	$2,897	$3,015,100
Commercial properties	821,425	679	5,249	6,689	834,042
Land	69,476	—	781	—	70,257
Commercial and industrial loans	579,153	8,202	3,542	9,316	600,213
Consumer loans	16,273	—	—	—	16,273
Total	$4,498,530	$8,881	$9,572	$18,902	$4,535,885

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

The risk categories of loans based on year of origination, with classified loans defined as special mention loans, substandard loans and loans individually evaluated as of December 31, 2020, are as follows:

							Revolving
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Loans	Total
Loans secured by Real Estate:
Residential
Multifamily
Pass	$774,701	$638,237	$469,866	$218,470	$82,941	$63,327	$—	$2,247,542
Classified	—	—	—	—	—	—	—	—
Total	$774,701	$638,237	$469,866	$218,470	$82,941	$63,327	$—	$2,247,542

Single Family
Pass	$173,564	$83,311	$110,560	$95,888	$107,568	$196,692	$25,014	$792,597
Classified	—	—	—	2,932	—	7,134	3,351	13,417
Total	$173,564	$83,311	$110,560	$98,820	$107,568	$203,826	$28,365	$806,014

Commercial Real Estate
Pass	$46,260	$100,432	$120,230	$129,120	$119,719	$194,533	$—	$710,294
Classified	—	6,672	16,277	2,336	4,848	7,380	—	37,513
Total	$46,260	$107,104	$136,507	$131,456	$124,567	$201,913	$—	$747,807

Land
Pass	$257	$15,923	$27,792	$10,532	$706	$622	$—	$55,832
Classified	—	—	—	—	—	—	—	—
Total	$257	$15,923	$27,792	$10,532	$706	$622	$—	$55,832

Commercial
Pass	$377,500	$146,279	$54,910	$15,868	$13,180	$16,823	$270,604	$895,164
Classified	3,283	4,238	3,056	838	2,756	730	8,611	23,512
Total	$380,783	$150,517	$57,966	$16,706	$15,936	$17,553	$279,215	$918,676

Consumer
Pass	$2,557	$—	$1,321	$3	$6,784	$100	$8,123	$18,888
Classified	—	—	—	—	—	—	—	—
Total	$2,557	$—	$1,321	$3	$6,784	$100	$8,123	$18,888

Total loans
Pass	$1,374,839	$984,182	$784,679	$469,881	$330,898	$472,097	$303,741	$4,720,317
Classified	3,283	10,910	19,333	6,106	7,604	15,244	11,962	74,442
Total	$1,378,122	$995,092	$804,012	$475,987	$338,502	$487,341	$315,703	$4,794,759

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

Impaired loans evaluated individually and any related allowance is as follows as of December 31:

	With No Allowance Recorded		With an Allowance Recorded
	Unpaid		Unpaid
	Principal	Recorded	Principal	Recorded	Related
(dollars in thousands)	Balance	Investment	Balance	Investment	Allowance

December 31, 2020:
Real estate loans:
Residential properties	$9,410	$9,327	$3,092	$3,087	$1,059
Commercial properties	12,996	12,687	4,617	4,617	374
Land	—	—	—	—	—
Commercial and industrial loans	2,985	2,557	4,039	3,915	956
Total	$25,391	$24,571	$11,748	$11,619	$2,389

December 31, 2019:
Real estate loans:
Residential properties	$2,970	$2,897	$—	$—	$—
Commercial properties	5,683	5,456	1,188	1,188	107
Land	—	—	—	—	—
Commercial and industrial loans	6,485	5,708	3,764	3,653	763
Total	$15,138	$14,061	$4,952	$4,841	$870

The weighted average annualized average balance of the recorded investment for impaired loans, beginning from when the loan became impaired, and any interest income recorded on impaired loans after they became impaired is as follows for the years ending December 31:

	Year Ended		Year Ended
	December 31, 2020		December 31, 2019
	Average		Average
	Recorded	Interest	Recorded	Interest
(dollars in thousands)	Investment	Income	Investment	Income
Real estate loans:
Residential properties	$31,923	$56	$1,765	$13
Commercial properties	35,517	311	8,889	341
Land	335	—	523	—
Commercial and industrial loans	26,525	920	10,608	11
Consumer loans	47	1	—	—
Total	$94,347	$1,288	$21,785	$365

There was no interest income recognized on a cash basis in 2020, 2019 or 2018 on impaired loans.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses and the related ACL allocated to these loans:

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
December 31, 2020:
Loans secured by Real Estate:
Residential properties
Single family	$10,144	$—	$—	$10,144	$1,051
Commercial real estate loans	—	—	—	—	—
Land	—	—	—	—	—
Commercial loans	—	250	122	372	44
Consumer loans	—	—	—	—	—
Total	$10,144	$250	$122	$10,516	$1,095

NOTE 7: PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows at December 31:

(dollars in thousands)	2020	2019
Leasehold improvements and artwork	$7,762	$7,415
Information technology equipment	11,155	8,772
Furniture and fixtures	3,503	3,370
Land and auto	805	805
Total	23,225	20,362
Accumulated depreciation and amortization	(15,213)	(12,007)
Net	$8,012	$8,355

NOTE 8: REAL ESTATE OWNED

The activity in our portfolio of REO is as follows during the periods ending December 31:

(dollars in thousands)	2020	2019
Beginning balance	$—	$815
Loans transferred to REO	—	—
REO acquired in merger	—	—
Dispositions of REO	—	(815)
Ending balance	$—	$—

NOTE 9: LOAN SALES AND MORTGAGE SERVICING RIGHTS

In 2020, FFB sold $553 million of multifamily loans and recognized a gain of $15.1 million. In 2019, FFB recognized $4.2 million of gains on the sale of $549 million of multifamily loans. In 2018, FFB recognized $0.4 million of gains on the sale of $674 million of multifamily loans through a securitization sponsored by Freddie Mac.

For the sales of multifamily loans in 2020, 2019, and 2018, FFB retained servicing rights for the majority of these loans and recognized mortgage servicing rights as part of the transactions. As of December 31, 2020, and 2019, net mortgage servicing rights were $7.9 million and $7 million, respectively and the amount of loans serviced for others totaled

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

$1.5 billion and $1.7 billion at December 31, 2020 and 2019, respectively. In 2020 we recorded a $1.4 million valuation allowance on mortgage servicing rights. Servicing fees collected in 2020, 2019, and 2018 were $ 1.6 million, $1.7 million, and $1.1 million, respectively.

NOTE 10: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon at December 31:

	2020		2019
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$1,655,847	—	$1,192,481	—
Interest-bearing	871,289	0.372%	386,276	0.635%
Money market and savings	2,407,401	0.549%	1,334,736	1.355%
Certificates of deposits	978,896	0.591%	1,977,651	1.971%
Total	$5,913,433	0.376%	$4,891,144	1.217%

At December 31, 2020, of the $416 million of certificates of deposits of $250,000 or more, $409 million mature within one year and $7 million mature after one year. Of the $563 million of certificates of deposit of less than $250,000, $520 million mature within one year and $43 million mature after one year. At December 31, 2019, of the $472 million of certificates of deposits of $250,000 or more, $471 million mature within one year and $0.8 million mature after one year. Of the $1.5 billion of certificates of deposit of less than $250,000, $1.5 billion mature within one year and $13 million mature after one year.

NOTE 11: BORROWINGS

At December 31, 2020, our borrowings consisted of $255 million in FHLB term advances at the Bank, and $14 million of borrowings under a holding company line of credit. At December 31, 2019, our borrowings consisted of $233 million in an overnight FHLB advance at the Bank, a $500 million FHLB term advance at the Bank, and $10 million of borrowings under a holding company line of credit.  The FHLB overnight advance was paid in full in the early part of January 2020 and bore an interest rate of 1.66%. The $250 million FHLB term advance outstanding at December 31, 2020 matures in March 2021, and bears an interest rate of 0.47%. The $5 million zero interest advance outstanding at December 31, 2020 matures in April 2021. At December 31, 2020 and December 31, 2019, the interest rates on the company line of credit were 3.73% and 5.60%, respectively. Because the Bank utilizes overnight borrowings, the balance of outstanding borrowings fluctuates on a daily basis.

FHLB advances are collateralized by loans secured by multifamily and commercial real estate properties with a carrying value of $3.6 billion as of December 31, 2020. As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB. The Bank’s total borrowing capacity from the FHLB at December 31, 2020 was $2 billion. In addition to the $255 million borrowing, the Bank had in place $277 million of letters of credit from the FHLB which are used to meet collateral requirements for borrowings from the State of California and local agencies.

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $40 million. The loan agreement matures in five years, with an option to extend the maturity date subject to certain conditions, and bears interest at 90 day LIBOR plus 350 basis points (3.50%). We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. As of December 31, 2020, FFI was in compliance with the covenants on this loan agreement.

The Bank also has $195 million available unsecured fed funds lines, ranging in size from $20 million to $100 million, with five other financial institutions and a $196 million secured line with the Federal Reserve Bank.  None of

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

these lines had outstanding borrowings as of December 31, 2020. Combined, the Bank’s unused lines of credit as of December 31, 2020 were $2.4 billion. The average daily balance of overnight borrowings outstanding during 2020, 2019 and 2018 was $56 million, $413 million and $577 million, respectively.

NOTE 12: SHAREHOLDERS’ EQUITY

FFI is a holding company and does not have any direct operating activities. Any future cash flow needs of FFI are expected to be met by its existing cash and cash equivalents and dividends from its subsidiaries. The Bank is subject to various laws and regulations that limit the amount of dividends that a bank can pay without obtaining prior approval from bank regulators. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. As of December 31, 2020, FFI’s cash and cash equivalents totaled $4.7 million.

NOTE 13: EARNINGS PER SHARE

The following table sets forth the Company’s earnings per share calculations for the years ended December 31:

	2020		2019		2018
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$84,369	$84,369	$56,239	$56,239	$42,958	$42,958
Basic common shares outstanding	44,639,430	44,639,430	44,617,361	44,617,361	42,092,361	42,092,361
Effect of options, restricted stock and contingent shares issuable		261,375		293,904		474,747
Diluted common shares outstanding		44,900,805		44,911,265		42,567,108
Earnings per share	$1.89	$1.88	$1.26	$1.25	$1.02	$1.01

NOTE 14: STOCK BASED COMPENSATION

In 2007, the Board of Directors of FFI approved two equity incentive plans that provided for the grant of stock options, shares of restricted stock, restricted stock units (“RSUs”), stock bonus awards and performance awards (collectively, “Equity Incentive Awards”) to the Company’s executive officers, other key employees and directors up to 1,300,282 shares of the FFI’s common stock. In 2010, shareholders approved an increase of 580,000 in the number of shares available for issuance under one of these plans. In 2015, shareholders approved a new equity incentive plan whereby: the Company can no longer issue Equity Incentive Awards under the previously approved plans; 750,000 shares of common stock will be available for the grant of Equity Incentive Awards to the Company’s executive officers, other key employees and directors; Equity Incentive Awards that are outstanding under the prior plans will remain outstanding and unchanged and subject to the terms of those Plans; and upon termination, cancellation or forfeiture of any of the Equity Incentive Awards that are outstanding under the prior plans, those shares will be added to the pool of shares available for future grants of Equity Incentive Awards under the plan approved in 2015. The shares included above do not reflect the impact of the two for one stock split which occurred at the beginning of 2017. The Company recognized stock-based compensation expense of $2.1 million, $1.6 million, and $2.6 million in 2020, 2019, and 2018, respectively, related to RSUs.

Stock options, when granted, have an exercise price not less than the current market value of the common stock and expire after ten years if not exercised. If applicable, vesting periods are set at the date of grant and the Plans provide for accelerated vesting should a change in control occur.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

The following table summarizes the activities in the Plans during 2020:

		Weighted Average	Weighted Average
(dollars in thousands except		Exercise Price per	Remaining	Aggregate
per share amounts)	Options Granted	Share	Contractual Term	Intrinsic Value
Balance: December 31, 2019	548,550	$7.79
Options granted	—	—
Options exercised	(117,500)	7.79
Options forfeited	(57,000)	7.66
Balance: December 31, 2020	374,050	7.81	1.08 Years	$3,586
Options exercisable	374,050	$7.81	1.08 Years	$3,586

The intrinsic value of stock options exercised in 2020 was $0.8 million.

The following table summarizes the activities in the Plans during 2019:

		Weighted Average	Weighted Average
(dollars in thousands except		Exercise Price per	Remaining	Aggregate
per share amounts)	Options Granted	Share	Contractual Term	Intrinsic Value
Balance: December 31, 2018	592,550	$7.78
Options granted	—	—
Options exercised	(44,000)	7.60
Options forfeited	—	—
Balance: December 31, 2019	548,550	7.79	2.02 Years	$5,270
Options exercisable	548,550	$7.79	2.02 Years	$5,270

The intrinsic value of stock options exercised in 2019 was $0.3 million.

The following table summarizes the activities in the Plans during 2018:

		Weighted Average	Weighted Average
(dollars in thousands except		Exercise Price per	Remaining	Aggregate
per share amounts)	Options Granted	Share	Contractual Term	Intrinsic Value
Balance: December 31, 2017	900,884	$7.73
Options granted	—	—
Options exercised	(308,334)	7.64
Options forfeited	—	—
Balance: December 31, 2018	592,550	7.78	2.88 Years	$3,012
Options exercisable	592,550	$7.78	2.88 Years	$3,012

The intrinsic value of stock options exercised in 2018 was $3.2 million.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

The following table provides a summary of the RSUs issued by the Company under its equity incentive plans for the periods ended December 31:

	2020		2019		2018
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Balance: January 1	139,278	$15.69	114,320	$17.51	149,766	$14.73
New RSUs	159,186	15.26	157,494	15.18	119,438	18.03
Shares vested and issued	(103,741)	15.74	(132,536)	16.65	(154,884)	15.23
RSUs forfeited	—	—	—	—	—	—
Balance December 31	194,723	$15.32	139,278	$15.69	114,320	$17.51

The fair value of the shares vested and issued was $1.6 million, $2.0 million and $2.8 million in 2020, 2019 and 2018, respectively. As of December 31, 2020, the Company had $1.6 million of unrecognized compensation costs related to outstanding RSUs, which will be recognized through November 2022, subject to the related vesting requirements.

NOTE 15: 401(k) PROFIT SHARING PLAN

The Company’s employees participate in the Company’s 401(k) profit sharing plan (the “401k Plan”) that covers all employees eighteen years of age or older who have completed three months of employment. Each employee eligible to participate in the 401k Plan may contribute up to 100% of his or her compensation, subject to certain statutory limitations. In 2020, 2019, and 2018, the Company matched 100% of a participant’s contribution up to 3% of a participant’s compensation and an additional 50% of a participant’s contribution up to the next 2% of a participant’s compensation. These employer contributions are subject to the plan’s vesting schedule. The Company contributions of $1.8 million, $1.9 million and $1.7 million were included in Compensation and Benefits for 2020, 2019 and 2018, respectively. The Company may also make an additional profit sharing contribution on behalf of eligible employees. No profit sharing contributions were made in 2020, 2019 or 2018.

NOTE 16: INCOME TAXES

The Company is subject to federal income tax and California franchise tax. Income tax expense (benefit) was as follows for the years ended December 31:

(dollars in thousands)	2020	2019	2018
Current expense:
Federal	$23,316	$15,411	$10,168
State	12,661	7,922	5,768
Deferred expense (benefit):
Federal	(1,315)	(235)	919
State	(264)	162	273
Total	$34,398	$23,260	$17,128

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

The following is a comparison of the federal statutory income tax rates to the Company’s effective income tax rate for the years ended December 31:

	2020		2019		2018
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Income before taxes	$118,767		$79,499		$60,086
Federal tax statutory rate	$24,941	21.00%	$16,695	21.00%	$12,618	21.00%
State tax, net of Federal benefit	9,612	8.09%	6,405	8.06%	4,876	8.12%
Windfall benefit – exercise of stock options	(118)	(0.10)%	—	—%	(816)	(1.36)%
Low income housing, net benefit	(638)	(0.54)%	—	—%	—	—%
Tax exempt interest income	(150)	(0.12)%	—	—%	—	—%
Other items, net	751	0.63%	160	0.20%	450	0.75%
Effective tax rate	$34,398	28.96%	$23,260	29.26%	$17,128	28.51%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income tax recognition. The following is a summary of the components of the net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31:

(dollars in thousands)	2020	2019
Deferred tax assets (liabilities)
Allowance for credit and REO losses	$8,546	$6,576
Operating loss carryforwards	1,924	2,060
State taxes	2,611	1,573
Stock-based compensation	558	472
Market valuation: Acquired loans and REO	2,438	3,890
Capital activities – mark to market	847	846
Compensation related	1,210	773
Core deposit intangible	(1,977)	(2,525)
Prepaid expenses	(1,234)	(838)
Depreciation	(1,014)	(853)
Accumulated other comprehensive income	(5,824)	(1,769)
Other	518	874
Net deferred tax assets	$8,603	$11,079

As part of a merger in 2012, the Company acquired operating loss carryforwards of $13.4 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Service Code and expire in 2032. As a result, the Company will only be able to utilize operating loss carryforwards of $8.2 million, ratably over a period of 20 years. As part of a merger in 2015, the Company acquired operating loss carryforwards of $3.9 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Service Code and expire in 2035. As part of the mergers in 2017 and 2018, the Company acquired operating loss carryforwards of $0.7 and $3.3 million, respectively. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Service Code and have been fully utilized as of the end of 2020. As of December 31, 2020, the remaining operating loss carryforwards from the 2012 and 2015 acquisitions available to be utilized by the Company were $6.7 million.

The Company has no other operating loss carryforwards.

The Company is subject to federal income tax and franchise tax in the state of California. Income tax returns for the periods 2017 through 2020 are open to audit by federal authorities, for the periods 2016 through 2020 by California state authorities, and for 2017 through 2020 by Hawaii state authorities.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

NOTE 17: COMMITMENTS AND CONTINGENCIES

Leases

The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using the alternative transition method whereby comparative periods were not restated. No cumulative effect adjustment to the opening balance of retained earnings was required.

The Company leases certain facilities for its corporate offices and branch operations under non-cancelable operating leases that expire through 2029. All leases were classified as operating leases and therefore, were previously not recognized on the Company’s consolidated balance sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability.

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

Supplemental lease information at or for the twelve months ended December 31, 2020 is as follows:

(dollars in thousands)
Balance Sheet:
Operating lease asset classified as other assets	$14,387
Operating lease liability classified as other liabilities	15,650

Income Statement:
Operating lease cost classified as occupancy and equipment expense	$6,082

Weighted average lease term, in years	5.03
Weighted average discount rate	5.39%
Operating cash flows	$6,278

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

The Company leases certain facilities for its corporate offices and branch operations under non-cancelable operating leases that expire through 2029. Lease expense for 2020, 2019, and 2018 was $6.1 million, $5.9 million, and

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

$5.8 million, respectively. Future minimum lease commitments under all non-cancelable operating leases at December 31, 2020 are as follows:

(dollars in thousands)
2021	$6,392
2022	5,361
2023	2,524
2024	2,143
2025 and after	2,198
Total future minimum lease payments	$18,618
Discount on cash flows	2,968
Total lease liability	$15,650

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

(dollars in thousands)	2020	2019
Commitments to fund new loans	$36,143	$54,687
Commitments to fund under existing loans, lines of credit	517,169	473,646
Commitments under standby letters of credit	15,589	10,769

Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Bank evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Bank upon extension of credit, is based on management’s credit evaluation of the counterparty. Collateral held varies but may include deposits, marketable securities, accounts receivable, inventory, property, plant and equipment, motor vehicles and real estate.

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
Years Ended December 31, 2020, 2019, and 2018

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

The following table provides the effect of fair value hedge accounting on the consolidated income statement for 2020, including the location and amount of gain or (loss) recognized in income on fair value hedging relationships:

Interest Income -
(dollars in thousands)	Loans
Gain or (Loss):
Interest contracts:
Hedged items	$12,102
Derivatives designated as hedging instruments	(11,476)

The following table provides the effect of fair value hedge accounting on the consolidated income statement for 2019, including the location and amount of gain or (loss) recognized in income on fair value hedging relationships:

Interest Income -
(dollars in thousands)	Loans
Gain or (Loss):
Interest contracts:
Hedged items	$25,006
Derivatives designated as hedging instruments	(19,883)

There were no derivative positions outstanding at December 31, 2020.

NOTE 19: RELATED-PARTY TRANSACTIONS

The Bank held $4.1 million and $2.8 million of deposits from related parties, including directors and executive officers of the Company and their affiliates, as of December 31, 2020 and December 31, 2019, respectively. Interest paid on deposit accounts held by related parties was $22,000 in 2020, $30,000 in 2019 and $11,000 in 2018.

As of December 31, 2020, related parties, including directors and executive officers of the Company and their affiliates, held $8.1 million in assets under management with FFA and FFB. In both 2020 and 2019, the Company received $0.1 million in fees related to these assets under management.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

Two executive officers of FFB have minority interests in an entity which FFB uses for software services, for which FFB paid $0.3 million in 2020, $0.3 million in 2019, and $0.2 million in 2018.

The CEO of the Company is a director of another financial institution that has deposits with the Bank and, in 2018 and 2017, purchased $52.1 million and $121.9 million of loans, respectively, from the Bank for which the Bank will continue to provide servicing. The balance of deposits held at the Bank was $45.7 million and $45.5 million at December 31, 2020 and December 31, 2019, respectively, and the interest paid by the Bank was $0.2 million and $0.7 million in 2020 and 2019, respectively. The gain on sale of loans in 2018 was $0.2 million. The amount of loans serviced for this financial institution was $172 million at December 31, 2020. In 2017, the Bank participated in a sub debt offering from the financial institution for $15 million. The Bank earned $0.8 million from this investment in 2020, 2019, and 2018.

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

Quantitative measures established by the regulators to ensure capital adequacy require FFI and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2020 and December 31, 2019 that FFI and the Bank met all capital adequacy requirements.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB (on a stand-alone basis) as of the respective dates and as compared to the respective regulatory requirements applicable to them:

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2020
CET1 capital ratio	$589,276	11.55%	$229,490	4.50%
Tier 1 leverage ratio	589,276	8.93%	263,986	4.00%
Tier 1 risk-based capital ratio	589,276	11.55%	305,987	6.00%
Total risk-based capital ratio	620,700	12.17%	407,982	8.00%
December 31, 2019
CET1 capital ratio	$513,083	10.65%	$216,782	4.50%
Tier 1 leverage ratio	513,083	8.25%	248,798	4.00%
Tier 1 risk-based capital ratio	513,083	10.65%	289,043	6.00%
Total risk-based capital ratio	537,048	11.15%	385,390	8.00%
BANK
December 31, 2020
CET1 capital ratio	$591,171	11.63%	$228,703	4.50%	$330,349	6.50%
Tier 1 leverage ratio	591,171	8.98%	263,330	4.00%	329,162	5.00%
Tier 1 risk-based capital ratio	591,171	11.63%	304,938	6.00%	406,583	8.00%
Total risk-based capital ratio	622,595	12.25%	406,583	8.00%	508,229	10.00%
December 31, 2019
CET1 capital ratio	$510,142	10.62%	$216,063	4.50%	$312,091	6.50%
Tier 1 leverage ratio	510,142	8.22%	248,119	4.00%	310,148	5.00%
Tier 1 risk-based capital ratio	510,142	10.62%	288,084	6.00%	384,112	8.00%
Total risk-based capital ratio	534,107	11.12%	384,112	8.00%	480,140	10.00%

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

As of December 31, 2020, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $261 million for the CET-1 capital ratio, $262 million for the Tier 1 leverage ratio, $185 million for the Tier 1 risk-based capital ratio and $114 million for the Total risk-based capital ratio. No conditions or events have occurred since December 31, 2020 that we believe have changed FFI’s or FFB’s capital adequacy classifications from those set forth in the above table.

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

CET-1 to risk-weighted assets	7.00%
Tier 1 capital (i.e., CET-1 plus Additional Tier 1) to risk-weighted assets	8.50%
Total capital (i.e., Tier 1 plus Tier 2) to risk-weighted assets	10.50%

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

NOTE 21: NONINTEREST INCOME

The following table represents revenue from contracts with customers as well as other noninterest income for the years ended December 31:

(dollars in thousands)	2020	2019	2018
Asset management, consulting and other fees:
Wealth management	$23,413	$23,067	$24,430
Trust fees	5,645	5,124	3,833
Consulting fees	407	467	485
Total	$29,465	$28,658	$28,748

Other income:
Deposit fees	$1,236	$1,070	$838
Loan related fees	8,334	6,667	4,421
Other	472	1,163	1,345
Total	$10,042	$8,900	$6,604

Receivables from contracts with customers, which consist primarily of asset management fees, were $8.7 million, $1 million and $1.8 million at December 31, 2020, 2019 and 2018, respectively, and are included in other assets on the consolidated balance sheets.

NOTE 22: OTHER EXPENSES

The following items are included in the consolidated income statements as other expenses for the years ended December 31:

(dollars in thousands)	2020	2019	2018
Regulatory assessments	$3,817	$3,969	$3,652
Directors’ compensation expenses	639	628	596
Acquisition expenses	—	(490)	3,794

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

NOTE 23: SEGMENT REPORTING

In 2020, 2019, and 2018 the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The reportable segments are determined by products and services offered and the corporate structure. Business segment earnings before taxes are the primary measure of the segment’s performance as evaluated by management. Business segment earnings before taxes include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations. Allocations of corporate expenses, such as finance and accounting, data processing and human resources, are calculated based on estimated activity or usage levels. The management accounting process measures the performance of the operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies. If the management structures and/or the allocation process changes, allocations, transfers and assignments may change. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the years ended December 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2020:
Interest income	$243,891	$—	$—	$243,891
Interest expense	47,078	—	169	47,247
Net interest income	196,813	—	(169)	196,644
Provision for loan losses	6,746	—	—	6,746
Noninterest income	31,567	24,510	(1,430)	54,647
Noninterest expense	102,019	21,778	1,981	125,778
Income (loss) before taxes on income	$119,615	$2,732	$(3,580)	$118,767
2019:
Interest income	$248,760	$—	$—	$248,760
Interest expense	78,450	—	356	78,806
Net interest income	170,310	—	(356)	169,954
Provision for loan losses	2,637	—	—	2,637
Noninterest income	18,844	24,136	(1,204)	41,776
Noninterest expense	104,367	21,931	3,296	129,594
Income (loss) before taxes on income	$82,150	$2,205	$(4,856)	$79,499
2018:
Interest income	$207,306	$—	$—	$207,306
Interest expense	49,935	—	1,761	51,696
Net interest income	157,371	—	(1,761)	155,610
Provision for loan losses	4,220	—	—	4,220
Noninterest income	11,322	25,247	(798)	35,771
Noninterest expense	100,778	21,670	4,627	127,075
Income (loss) before taxes on income	$63,695	$3,577	$(7,186)	$60,086

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

The following tables show the financial position for each of our business segments, and of FFI which is included in the column labeled Other, and the eliminating entries used to arrive at our consolidated totals at December 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Eliminations	Total
2020:
Cash and cash equivalents	$629,066	$1,671	$4,692	$(5,722)	$629,707
Securities AFS	807,426	—	—	—	807,426
Loans held for sale	505,404	—	—	—	505,404
Loans, net	4,779,599	—	—	—	4,779,599
Premises and equipment	7,313	563	136	—	8,012
FHLB Stock	17,250	—	—	—	17,250
Deferred taxes	8,663	186	(246)	—	8,603
Goodwill and Intangibles	95,296	—	—	—	95,296
Other assets	91,702	314	713,940	(700,093)	105,863
Total assets	$6,941,719	$2,734	$718,522	$(705,815)	$6,957,160
Deposits	$5,919,155	$—	$—	$(5,722)	$5,913,433
Borrowings	255,000	—	14,000	—	269,000
Intercompany balances	4,493	(3,519)	(974)	—	—
Other liabilities	65,423	3,808	9,785	—	79,016
Shareholders’ equity	697,648	2,445	695,711	(700,093)	695,711
Total liabilities and equity	$6,941,719	$2,734	$718,522	$(705,815)	$6,957,160
2019:
Cash and cash equivalents	$65,083	$5,054	$7,064	$(11,814)	$65,387
Securities AFS	1,014,966	—	—	—	1,014,966
Loans held for sale	503,036	—	—	—	503,036
Loans, net	4,526,833	—	—	—	4,526,833
Premises and equipment	7,561	658	136	—	8,355
FHLB Stock	21,519	—	—	—	21,519
Deferred taxes	10,778	133	168	—	11,079
Goodwill and Intangibles	97,191	—	—	—	97,191
Other assets	51,229	445	627,785	(613,389)	66,070
Total assets	$6,298,196	$6,290	$635,153	$(625,203)	$6,314,436
Deposits	$4,902,958	$—	$—	$(11,814)	$4,891,144
Borrowings	733,000	—	10,000	—	743,000
Intercompany balances	3,111	469	(3,580)	—	—
Other liabilities	48,159	3,400	14,864	—	66,423
Shareholders’ equity	610,968	2,421	613,869	(613,389)	613,869
Total liabilities and equity	$6,298,196	$6,290	$635,153	$(625,203)	$6,314,436

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

NOTE 24: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(dollars in thousands,	First	Second	Third	Fourth
except per share amounts)	Quarter	Quarter	Quarter	Quarter	Full Year
Year Ended December 31, 2020:
Interest income	$62,338	$61,932	$61,691	$57,930	$243,891
Interest expense	17,470	13,485	10,074	6,218	47,247
Net interest income	44,868	48,447	51,617	51,712	196,644
Provision for loan losses	4,064	1,367	1,548	(233)	6,746
Noninterest income	10,675	8,969	23,641	11,362	54,647
Noninterest expense	32,872	30,937	30,595	31,374	125,778
Income before taxes on income	18,607	25,112	43,115	31,933	118,767
Taxes on income	5,396	7,258	12,177	9,567	34,398
Net income	$13,211	$17,854	$30,938	$22,366	$84,369
Income per share
Basic	$0.30	$0.40	$0.69	$0.50	$1.89
Diluted	$0.29	$0.40	$0.69	$0.50	$1.88
Year Ended December 31, 2019:
Interest income	$60,544	$63,308	$62,614	$62,294	$248,760
Interest expense	19,497	21,421	19,482	18,406	78,806
Net interest income	41,047	41,887	43,132	43,888	169,954
Provision for loan losses	540	1,231	172	694	2,637
Noninterest income	8,465	9,131	13,982	10,198	41,776
Noninterest expense	32,945	32,282	32,694	31,673	129,594
Income before taxes on income	16,027	17,505	24,248	21,719	79,499
Taxes on income	4,768	5,095	6,892	6,505	23,260
Net income	$11,259	$12,410	$17,356	$15,214	$56,239
Income per share
Basic	$0.25	$0.28	$0.39	$0.34	$1.26
Diluted	$0.25	$0.28	$0.39	$0.34	$1.25
Year Ended December 31, 2018:
Interest income	$43,319	$48,498	$58,047	$57,442	$207,306
Interest expense	9,051	12,247	14,321	16,077	51,696
Net interest income	34,268	36,251	43,726	41,365	155,610
Provision for loan losses	1,688	2,450	9	73	4,220
Noninterest income	8,982	6,984	11,104	8,701	35,771
Noninterest expense	28,988	33,982	33,967	30,138	127,075
Income before taxes on income	12,574	6,803	20,854	19,855	60,086
Taxes on income	3,598	1,657	6,147	5,726	17,128
Net income	$8,976	$5,146	$14,707	$14,129	$42,958
Income per share
Basic	$0.23	$0.13	$0.33	$0.32	$1.02
Diluted	$0.23	$0.12	$0.33	$0.31	$1.01

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

NOTE 25: PARENT ONLY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
(dollars in thousands)	2020	2019
ASSETS
Cash and cash equivalents	$4,692	$7,064
Premises and equipment, net	136	136
Deferred taxes	(246)	168
Investment in subsidiaries	700,093	613,389
Intercompany receivable	974	3,580
Other assets	13,847	14,396
Total Assets	$719,496	$638,733
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Borrowings	$14,000	$10,000
Accounts payable and other liabilities	9,785	14,864
Total Liabilities	23,785	24,864
Shareholders’ Equity
Common Stock	45	45
Additional paid-in-capital	433,941	433,775
Retained earnings	247,638	175,773
Accumulated other comprehensive income (loss), net of tax	14,087	4,276
Total Shareholders’ Equity	695,711	613,869
Total Liabilities and Shareholders’ Equity	$719,496	$638,733

INCOME STATEMENTS

	For the Year Ended
	December 31,
(dollars in thousands)	2020	2019	2018
Interest expense—borrowings	$169	$356	$1,761
Noninterest income:
Earnings from investment in subsidiaries	86,909	59,660	48,153
Other income	(97)	82	194
Total noninterest income	86,812	59,742	48,347
Noninterest expense:
Compensation and benefits	1,343	1,517	1,395
Occupancy and depreciation	112	178	197
Professional services and marketing costs	848	1,842	2,790
Other expenses	1,011	1,045	1,237
Total noninterest expense	3,314	4,582	5,619
Income before taxes on income	83,329	54,804	40,967
Taxes on income	(1,040)	(1,435)	(1,991)
Net income	$84,369	$56,239	$42,958

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended
	December 31,
(dollars in thousands)	2020	2019	2018
Net income	$84,369	$56,239	$42,958
Other comprehensive income:
Unrealized holding gains on securities arising during the period	13,866	7,674	5,567
Other comprehensive income before tax	13,866	7,674	5,567
Income expense benefit related to items of other comprehensive income	(4,055)	(2,021)	(1,629)
Other comprehensive income	9,811	5,653	3,938
Less: Reclassification adjustment for gains (loss) included in net earnings	—	(316)	—
Income tax (expense) benefit related to reclassification adjustment	—	92	—
Reclassification adjustment for gains included in net earnings, net of tax	—	(224)	—
Other comprehensive income (loss), net of tax	9,811	5,429	3,938
Total comprehensive income	$94,180	$61,668	$46,896

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
(dollars in thousands)	2020	2019	2018
Cash Flows from Operating Activities:
Net income	$84,369	$56,239	$42,958
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings from investment in subsidiaries	(86,909)	(59,660)	(48,153)
Stock–based compensation expense	98	90	65
Deferred tax liability (benefit)	414	75	(280)
Increase in other assets	549	(322)	32
Increase (decrease) in accounts payable and other liabilities	(5,079)	(46)	(547)
Net cash used in operating activities	(6,558)	(3,624)	(5,925)
Cash Flows from Investing Activities:
Investment in subsidiaries	—	(10,000)	—
Dividend from subsidiary	12,000	17,000	32,000
Dividends paid	(12,504)	(8,927)	—
Net cash provided by (used in) investing activities	(504)	(1,927)	32,000
Cash Flows from Financing Activities:
Proceeds from borrowings	4,000	5,000	—
Paydowns of borrowings	—	—	(45,000)
Proceeds from the sale of stock, net	908	334	13,698
Repurchase of stock	(2,824)	(23)	(497)
Intercompany accounts, net decrease (increase)	2,606	576	(212)
Net cash (used in) provided by financing activities	4,690	5,887	(32,011)
Increase (decrease) in cash and cash equivalents	(2,372)	336	(5,936)
Cash and cash equivalents at beginning of year	7,064	6,728	12,664
Cash and cash equivalents at end of year	$4,692	$7,064	$6,728

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2020, 2019, and 2018

NOTE 26: SUBSEQUENT EVENTS

Cash Dividend

On January 26, 2021, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per common share to be paid on February 15, 2021 to stockholders of record as of the close of business on February 5, 2021.

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness as of December 31, 2020, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Internal Control Over Financial Reporting

Management’s Annual Report on Internal Control Over Financial Reporting

Management of First Foundation Inc. is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes those written policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America;
●	provide reasonable assurance that our receipts and expenditures are being made only in accordance with authorization of our management and board of directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on our consolidated financial statements.

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

Management’s Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of December 31, 2020, the Company maintained effective internal control over financial reporting.

The foregoing report on internal control over financial reporting shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Eide Bailly, LLP, independent registered public accounting firm, which audited our consolidated financial statements for the fiscal year ended December 31, 2020 included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, as stated in their report included Item 8.

Item 9B.   Other Information.

None.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Except for the information regarding our Code of Conduct below, the information required by this Item 10 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2021, for its 2021 Annual Meeting of Stockholders.

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

Item 11.    Executive Compensation

The information required by this Item 11 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2021, for its 2021 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2021, for its 2021 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2021, for its 2021 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

The information required by this Item 14 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2021, for its 2021 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibit and Financial Statement Schedules.

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

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

4.1	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K/A, filed on August 3, 2015).

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 2, 2020).

10.1(1)	First Foundation Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, filed on October 17, 2013).

10.2(1)	First Foundation Inc. 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, filed on October 17, 2013).

10.3(1)	First Foundation Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.99 to the Company’s Registration Statement on Form S-8, filed on October 28, 2015).

10.4(1)

First Foundation Inc. Form of Restricted Stock Unit Agreement for 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed on March 15, 2016).

10.5(1)	First Foundation Inc. Form of Stock Option Agreement for 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed on March 15, 2016).

Exhibit No.	Description
10.6(1)	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.99 to the Company’s Current Report on Form 8-K, filed on October 30, 2015).

10.7(1)

Amended and Restated Employment Agreement, dated December 31, 2009, by and between the Company, First Foundation Advisors and Ulrich E. Keller, Jr., together with First and Second Amendments thereto (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, filed on October 17, 2013), Third Amendment thereto, dated January 26, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 1, 2016),  Fourth Amendment thereto, dated February 7, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 7, 2018), and Fifth Amendment thereto, dated March 11, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 13, 2020).

10.8(1)

Amended and Restated Employment Agreement, dated December 31, 2009, by and between the Company, First Foundation Bank and Scott F. Kavanaugh, together with First and Second Amendments thereto (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, filed on October 17, 2013), Third Amendment thereto, dated January 26, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2016), Fourth Amendment thereto, dated February 7, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 7, 2018), and Fifth Amendment thereto, dated March 11, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 13, 2020).

10.9(1)

Employment Agreement, dated April 22, 2020, by and between First Foundation Bank and Kevin Thompson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, dated June 1, 2020).

10.10(1)

Employment Agreement, dated May 11, 2015, by and between First Foundation Bank and David DePillo (incorporated by reference to Exhibit 10.21 to the Company’s Quarterly Report on Form 10-Q, filed on May 11, 2015), together with First Amendment thereto, dated February 7, 2018 (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on February 7. 2018), and Second Amendment thereto, dated March 11, 2020 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on March 13, 2020).

10.11(1)

Employment Agreement, dated June 1, 2015, by and between First Foundation Bank and Lindsay Lawrence, together with First Amendment thereto (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed on March 1, 2019), and Second Amendment thereto, dated March 11, 2020 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on March 13, 2020).

10.12(1)

Amended and Restated Change in Control Agreement Severance Compensation Agreement, dated August 6, 2020, by and between the Company and Ulrich E. Keller, Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 7, 2020).

10.13(1)

Amended and Restated Change in Control Agreement Severance Compensation Agreement, dated August 6, 2020, by and between the Company and Scott F. Kavanaugh (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q, filed on August 7, 2020).

10.14(1)

Amended and Restated Change in Control Agreement Severance Compensation Agreement, dated August 6, 2020, by and between the Company and Kevin L. Thompson (incorporated by reference to the Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q, filed on August 7, 2020).

Exhibit No.	Description
10.15(1)

Amended and Restated Change in Control Agreement Severance Compensation Agreement, dated August 6, 2020, by and between the Company and David DePillo (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q, filed on August 7, 2020).

10.16(1)

Amended and Restated Change in Control Agreement Severance Compensation Agreement, dated August 6, 2020, by and between the Company and Lindsay Lawrence (incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q, filed on August 7, 2020).

10.17(1)

Change of Control Severance Compensation Agreement, dated June 1, 2020, among First Foundation Inc. and Kevin Thompson (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on June 1, 2020).

10.18

Loan Agreement, dated February 8, 2017, by and between the Company, as borrower, and NexBank SSB, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 9, 2017).

10.19

First Amendment to Loan Agreement, dated May 18, 2017, by and between the Company and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 22, 2017).

10.20

Second Amendment to Loan Agreement, dated April 6, 2018, by and between the Company and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 9, 2018).

10.21

Third Amendment to Loan Agreement, dated October 30, 2018, by and between the Company and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 31, 2018).

10.22

Fourth Amendment to Loan Agreement, dated May 31, 2019, by and between the Company and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed June 3, 2019).

10.23

Pledge and Security Agreement, dated as of February 8, 2017, by and between the Company and NexBank SSB (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 9, 2017).

14.1	Code of Conduct for the Chief Executive Officer and Other Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed on March 25, 2014).

21.1(2)	Subsidiaries of the Registrant.

23.1(2)	Consent of Eide Bailly, LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K).

31.1(2)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL.

(1)	Management contract or compensatory plan.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Irvine California on February 26, 2021.

FIRST FOUNDATION INC.

By:	/s/ SCOTT F. KAVANAUGH
Scott F. Kavanaugh, President and
Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Scott F. Kavanaugh, Ulrich E. Keller, Jr. and Kevin L. Thompson, and each of them, acting severally, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign and file on his or her behalf and in each capacity stated below, all amendments and/or supplements to this Annual Report on Form 10-K, which amendments or supplements may make changes and additions to this Report as such attorneys-in-fact, or any of them, acting severally, may deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SCOTT F. KAVANAUGH	Chief Executive Officer and Director	February 26, 2021
Scott F. Kavanaugh	(Principal Executive Officer)

/s/ KEVIN L. THOMPSON	Chief Financial Officer	February 26, 2021
Kevin L. Thompson	(Principal Financial and Accounting Officer)

/s/ ULRICH E. KELLER, JR.	Chairman and Director	February 26, 2021
Ulrich E. Keller, Jr.

/s/ MAX BRIGGS	Director	February 26, 2021
Max Briggs

/s/ JOHN HAKOPIAN	Director	February 26, 2021
John Hakopian

/s/ DAVID LAKE	Director	February 26, 2021
David Lake

/s/ ELIZABETH PAGLIARINI	Director	February 26, 2021
Elizabeth Pagliarini

/s/ MITCHELL ROSENBERG	Director	February 26, 2021
Mitchell Rosenberg

/s/DIANE RUBIN	Director	February 26, 2021
Diane Rubin

/s/ JACOB SONENSHINE	Director	February 26, 2021
Jacob Sonenshine

S-1