Form 10-K/A
period 2020-12-31
First Foundation Inc.
filed 2021-03-31
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K /A

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

(Amendment No. 1)

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-36461

FIRST FOUNDATION INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8639702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Crescent Court,, Suite 1400 Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

(469) 638-9636

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FFWM	NASDAQ Global Stock Market

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

EXPLANATORY NOTE

First Foundation, Inc. (“FFI” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “amendment”) to its Annual Report on Form 10-K for the year ended December 31, 2020 (the “Original Form 10-K”) solely to amend the cover page and Item 2 to reflect the current address of the Company’s principal executive office. Except as described above, this Amendment does not modify or update disclosures presented in the Original Form 10-K, nor does it reflect events occurring after the filing of the Original Form 10-K or modify or update those disclosures. Accordingly, this Amendment should be read in conjunction with the Original Form 10-K and the Company’s filings with the SEC subsequent to the filing of the Original Form 10-K.

PART I

Item 2.Properties.

As of March 12, 2021, FFI relocated its principal executive office to Dallas, Texas. The corporate headquarters for each of FFI’s subsidiaries are located in Irvine, California. In addition to its headquarters in Dallas, Texas, the Company has offices in California in Irvine, Indian Wells, Pasadena, El Centro, West Los Angeles, El Segundo, Laguna Hills, Seal Beach, Auburn, Oakland, Sacramento, Roseville, Burlingame, Big Bear, Running Springs, Palos Verdes, Rolling Hills, Lucerne and San Diego, California; in Las Vegas, Nevada, and in Honolulu, Hawaii. All of these offices, except for the office in Auburn, California, Big Bear, California, and Running Springs, California, are leased pursuant to non-cancelable operating leases that will expire between 2021 and 2026. The building for the office in Auburn, California is owned by us and is on land that is leased under a non-cancellable lease that expires in 2028. The building and land for the offices in Big Bear and Running Springs are owned by us.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

31.1(1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(1)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

101.INS(2)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH(2)	Inline XBRL Taxonomy Extension Schema Document.

101.CAL(2)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF(2)	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB(2)	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE(2)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL.

(1)Filed herewith.
(2)Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Dallas, Texas on March 31, 2021.

FIRST FOUNDATION INC.

By:	/s/ SCOTT F. KAVANAUGH
Scott F. Kavanaugh, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SCOTT F. KAVANAUGH	Chief Executive Officer and Director	March 31, 2021
Scott F. Kavanaugh	(Principal Executive Officer)

/s/ KEVIN L. THOMPSON	Chief Financial Officer	March 31, 2021
Kevin L. Thompson	(Principal Financial and Accounting Officer)

/s/ ULRICH E. KELLER, JR.	Chairman and Director	March 31, 2021
Ulrich E. Keller, Jr.

/s/ MAX BRIGGS	Director	March 31, 2021
Max Briggs

/s/ JOHN HAKOPIAN	Director	March 31, 2021
John Hakopian

/s/ DAVID LAKE	Director	March 31, 2021
David Lake

/s/ ELIZABETH PAGLIARINI	Director	March 31, 2021
Elizabeth Pagliarini

/s/ MITCHELL ROSENBERG	Director	March 31, 2021
Mitchell Rosenberg

/s/DIANE RUBIN	Director	March 31, 2021
Diane Rubin

/s/ JACOB SONENSHINE	Director	March 31, 2021
Jacob Sonenshine

S-1