Form 10-Q
period 2021-03-31
First Foundation Inc.
filed 2021-05-07
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 001-36461

FIRST FOUNDATION INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-8639702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Crescent Court, Suite 1400 Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 638-9636

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FFWM	NASDAQ Global Market

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

As of May 3, 2021, the registrant had 44,782,155 shares of common stock, $0.001 par value per share, outstanding

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2021

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2021	2020
	(unaudited)
ASSETS
Cash and cash equivalents	$468,026	$629,707
Securities available-for-sale	758,097	814,671
Allowance for credit losses - investments	(8,878)	(7,245)
Net securities	749,219	807,426

Loans held for sale	513,054	505,404

Loans held for investment	5,117,206	4,803,799
Allowance for credit losses - loans	(23,180)	(24,200)
Net loans	5,094,026	4,779,599

Investment in FHLB stock	17,250	17,250
Deferred taxes	6,941	8,603
Premises and equipment, net	7,817	8,012
Goodwill and intangibles	94,864	95,296
Other assets	100,635	105,863
Total Assets	$7,051,832	$6,957,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$6,245,821	$5,913,433
Borrowings	12,000	269,000
Accounts payable and other liabilities	79,581	79,016
Total Liabilities	6,337,402	6,261,449

Shareholders’ Equity
Common Stock	45	45
Additional paid-in-capital	434,346	433,941
Retained earnings	265,970	247,638
Accumulated other comprehensive income (loss)	14,069	14,087
Total Shareholders’ Equity	714,430	695,711
Total Liabilities and Shareholders’ Equity	$7,051,832	$6,957,160

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2021	2020
Interest income:
Loans	$53,531	$54,884
Securities	5,206	6,997
FHLB stock, fed funds sold and interest-bearing deposits	401	457
Total interest income	59,138	62,338

Interest expense:
Deposits	4,623	14,646
Borrowings	286	2,824
Total interest expense	4,909	17,470

Net interest income	54,229	44,868

Provision for credit losses	360	4,079

Net interest income after provision for credit losses	53,869	40,789

Noninterest income:
Asset management, consulting and other fees	8,349	7,762
Other income	3,559	2,913
Total noninterest income	11,908	10,675

Noninterest expense:
Compensation and benefits	21,526	19,857
Occupancy and depreciation	6,160	5,512
Professional services and marketing costs	2,122	1,754
Customer service costs	1,770	2,372
Other expenses	2,933	3,362
Total noninterest expense	34,511	32,857

Income before taxes on income	31,266	18,607
Taxes on income	8,911	5,396
Net income	$22,355	$13,211

Net income per share:
Basic	$0.50	$0.30
Diluted	$0.50	$0.29
Shares used in computation:
Basic	44,707,718	44,669,661
Diluted	45,012,205	44,952,669

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
	Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2019	44,670,743	$45	$433,775	$175,773	$4,276	$613,869
Net income	—	—	—	13,211	—	13,211
Other comprehensive income	—	—	—	—	547	547
Stock based compensation	—	—	767	—	—	767
Cash dividend	—	—	—	(3,132)	—	(3,132)
Issuance of common stock:
Exercise of options	86,000	—	645	—	—	645
Stock grants – vesting of restricted stock units	83,057	—	—	—	—	—
Stock repurchase	(224,334)	—	(2,824)	—	—	(2,824)
Balance: March 31, 2020	44,615,466	$45	$432,363	$185,852	$4,823	$623,083

Balance: December 31, 2020	44,667,650	$45	$433,941	$247,638	$14,087	$695,711
Net income	—	—	—	22,355	—	22,355
Other comprehensive income	—	—	—	—	(18)	(18)
Stock based compensation	—	—	995	—	—	995
Cash dividend	—	—	—	(4,023)	—	(4,023)
Issuance of common stock:
Exercise of options	47,000	—	354	—	—	354
Stock grants – vesting of restricted stock units	108,085	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(40,580)	—	(944)	—	—	(944)
Balance: March 31, 2021	44,782,155	$45	$434,346	$265,970	$14,069	$714,430

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Three Months Ended March 31,
	2021	2020
Net income	$22,355	$13,211
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	(25)	772
Other comprehensive income (loss) before tax	(25)	772
Income tax expense (benefit) related to items of other comprehensive income	(7)	225
Other comprehensive income (loss)	(18)	547
Total comprehensive income	$22,337	$13,758

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$22,355	$13,211
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses - loans	(1,273)	2,279
Provision for credit losses - securities AFS	1,633	1,800
Stock–based compensation expense	995	767
Depreciation and amortization	823	763
Deferred tax expense	1,669	1,722
Amortization of premium on securities	131	—
Amortization of core deposit intangible	432	519
Amortization of mortgage servicing rights - net	479	361
Amortization of premiums on purchased loans - net	—	(4,174)
Gain from hedging activities	—	(36)
Valuation allowance on mortgage servicing rights - net	(37)	—
Decrease (increase) in other assets	4,786	(7,355)
Increase (decrease) in accounts payable and other liabilities	626	(8,973)
Net cash provided by operating activities	32,619	884
Cash Flows from Investing Activities:
Net increase in loans	(321,271)	(263,552)
Purchase of premises and equipment	(628)	(977)
Recovery of allowance for credit losses	406	451
Purchases of AFS securities	—	(3,000)
Maturities of AFS securities	53,418	55,443
Proceeds from redemption of securities	3,000	—
Sale of FHLB stock, net	—	351
Net cash used in investing activities	(265,075)	(211,284)
Cash Flows from Financing Activities:
Increase in deposits	332,388	139,683
Net (decrease) increase in FHLB advances	(250,000)	51,000
Line of credit net change – borrowings (paydowns), net	(7,000)	—
Dividends paid	(4,023)	(3,132)
Proceeds from exercise of stock options	354	645
Repurchase of stock	(944)	(2,824)
Net cash provided by financing activities	70,775	185,372
Decrease in cash and cash equivalents	(161,681)	(25,028)
Cash and cash equivalents at beginning of year	629,707	65,387
Cash and cash equivalents at end of period	$468,026	$40,359
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$5,209	$—
Interest	6,221	19,804
Noncash transactions:
Transfer of loans to loans held for sale	$8,195	$10,163
Chargeoffs against allowance for credit losses	214	530

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 - UNAUDITED

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements include First Foundation Inc. (“FFI”) and its wholly owned subsidiaries: First Foundation Advisors (“FFA”) and First Foundation Bank (“FFB” or the “Bank”) and the wholly owned subsidiaries of FFB, First Foundation Insurance Services (“FFIS”), Blue Moon Management, LLC, and First Foundation Public Finance (“FFPF”) (collectively referred to as the “Company”). FFI also has two inactive wholly owned subsidiaries, First Foundation Consulting (“FFC”) and First Foundation Advisors, LLC (“FFA LLC”). All intercompany balances and transactions have been eliminated in consolidation. The results of operations reflect any interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The results for the 2021 interim periods are not necessarily indicative of the results expected for the full year.

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

The accompanying unaudited consolidated financial statements include all information and footnotes required for interim financial statement presentation. These financial statements assume that readers have read the most recent Annual Report on Form 10-K which contains the latest available audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2020.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2021 presentation.

Recent Accounting Pronouncements

In October 2020, the FASB issued Accounting Standards Update ASU 2020-10, “Codification Improvements”. ASU 2020-10 amends certain guidance that may have been applied in an inconsistent manner by certain entities. The effective date for the amendments in this ASU are effective for annual periods after December 15, 2020. The adoption of ASU 2020-10 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

For the Three Months Ended March 31, 2021 - UNAUDITED

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

Securities available for sale and investments in equity securities are measured at fair value on a recurring basis depending upon whether the inputs are Level 1, 2 or 3 as described above.

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2021:
Investment securities available for sale:
Agency mortgage-backed securities	$673,164	$—	$673,164	$—
Beneficial interest – FHLMC securitizations	17,893	—	—	17,893
Corporate bonds	56,554	—	56,554	—
Other	1,608	501	1,107	—
Investment in equity securities	434	434	—	—
Total assets at fair value on a recurring basis	$749,653	$935	$730,825	$17,893

December 31, 2020:
Investment securities available for sale:
Agency mortgage-backed securities	$723,995	$—	$723,995	$—
Beneficial interest – FHLMC securitizations	23,463	—	—	23,463
Corporate bonds	58,358	—	58,358	—
Other	1,610	503	1,107	—
Investment in equity securities	338	338	—	—
Total assets at fair value on a recurring basis	$807,764	$841	$783,460	$23,463

The decrease in Level 3 assets from December 31, 2020 was due to securitization paydowns and to $1.6 million in provisions for credit losses in the first three months of 2021.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 - UNAUDITED

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3. The total collateral dependent impaired Level 3 loans were $3.0 million and $3.1 million at March 31, 2021 and December 31, 2020, respectively. There were $1.0 million and $1.1 million in specific reserves related to these loans at March 31, 2021 and December 31, 2020, respectively.

Real Estate Owned. The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of March 31, 2021 included prepayment rates ranging from 15% to 20% and a discount rate of 10%.

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

For the Three Months Ended March 31, 2021 - UNAUDITED

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents. The fair value of cash and cash equivalents approximates its carrying value.

Interest-Bearing Deposits with Financial Institutions. The fair values of interest-bearing deposits maturing within ninety days approximate their carrying values.

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include beneficial interests in FHLMC securitizations. Significant assumptions in the valuation of these Level 3 securities as of March 31, 2021 and December 31, 2020 included prepayment rates ranging from 25% to 35% and discount rates ranging from 8.33% to 10%.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 - UNAUDITED

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
March 31, 2021:
Assets:
Cash and cash equivalents	$468,026	$468,026	$—	$—	$468,026
Securities AFS, net	749,219	501	730,825	17,893	749,219
Loans held for sale	513,054	—	518,368	—	518,368
Loans, net	5,094,026	—	—	5,146,920	5,146,920
Investment in FHLB stock	17,250	—	17,250	—	17,250
Investment in equity securities	434	434	—	—	434
Liabilities:
Deposits	$6,245,821	$5,480,156	$765,666	$—	$6,245,822
Borrowings	12,000	—	5,000	7,000	12,000

December 31, 2020:
Assets:
Cash and cash equivalents	$629,707	$629,707	$—	$—	$629,707
Securities AFS, net	807,426	503	783,460	23,463	807,426
Loans held for sale	505,404	—	510,638	—	510,638
Loans, net	4,779,599	—	—	4,829,258	4,829,258
Investment in FHLB stock	17,250	—	17,250	—	17,250
Investment in equity securities	338	338	—	—	338
Liabilities:
Deposits	$5,913,433	$4,934,537	$978,897	$—	$5,913,434
Borrowings	269,000	—	255,000	14,000	269,000

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
March 31, 2021:
Agency mortgage-backed securities	$656,055	$18,016	$(907)	$—	$673,164
Beneficial interests in FHLMC securitization	26,637	134	—	(8,878)	17,893
Corporate bonds	54,000	2,554	—	—	56,554
Other	1,519	89	—	—	1,608
Total	$738,211	$20,793	$(907)	$(8,878)	$749,219
December 31, 2020:
Agency mortgage-backed securities	$705,752	$18,243	$—	$—	$723,995
Beneficial interests in FHLMC securitization	30,497	211	—	(7,245)	23,463
Corporate bonds	57,000	1,358	—	—	58,358
Other	1,512	98	—	—	1,610
Total	$794,761	$19,910	$—	$(7,245)	$807,426

US Treasury securities of $0.5 million as of March 31, 2021 and December 31, 2020 that are included in the table above as Other are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 - UNAUDITED

trust operations. As of March 31, 2021, $191.8 million of agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into from 2018 through 2020.

The table below indicates, as of March 31, 2021, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$51,555	$(907)	$—	$—	$51,555	$(907)
Total temporarily impaired securities	$51,555	$(907)	$—	$—	$51,555	$(907)

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

(dollars in thousands)	Total
Three Months Ended March 31, 2021:
Balance: December 31, 2020	$7,245
Provision for credit losses	1,633
Balance: March 31, 2021	$8,878

Three Months Ended March 31, 2020:
Balance: December 31, 2019	$—
Provision for credit losses	1,800
Balance: March 31, 2020	$1,800

Due to a change in expected cash flows of an interest only strip security, $1.6 million and $1.8 million in allowances were taken in the three months ended March 31, 2021 and 2020, respectively. The allowances were included as a charge in provision for credit losses on the consolidated income statement.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 - UNAUDITED

The scheduled maturities of securities AFS and the related weighted average yields were as follows for the periods indicated:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
March 31, 2021
Amortized Cost:
Corporate bonds	$—	$—	$54,000	$—	$54,000
Other	500	1,019	—	—	1,519
Total	$500	$1,019	$54,000	$—	$55,519
Weighted average yield	1.85%	2.99%	5.33%	—%	5.26%
Estimated Fair Value:
Corporate bonds	$—	$—	$56,554	$—	$56,554
Other	501	1,107	—	—	1,608
Total	$501	$1,107	$56,554	$—	$58,162

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2020
Amortized Cost:
Corporate bonds	$—	$—	$57,000	$—	$57,000
Other	500	1,012	—	—	1,512
Total	$500	$1,012	$57,000	$—	$58,512
Weighted average yield	1.83%	2.81%	5.39%	—%	5.32%
Estimated Fair Value:
Corporate bonds	$—	$—	$58,358	$—	$58,358
Other	503	1,107	—	—	1,610
Total	$503	$1,107	$58,358	$—	$59,968

Agency mortgage-backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage-backed securities and beneficial interests as of March 31, 2021 and 2020 were 2.36% and 2.39%, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 - UNAUDITED

NOTE 4: LOANS

The following is a summary of our loans as of:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,425,182	$2,247,542
Single family	844,532	806,014
Total real estate loans secured by residential properties	3,269,714	3,053,556
Commercial properties	701,920	747,807
Land and construction	57,227	55,832
Total real estate loans	4,028,861	3,857,195
Commercial and industrial loans	1,063,937	918,676
Consumer loans	14,243	18,888
Total loans	5,107,041	4,794,759
Premiums, discounts and deferred fees and expenses	10,165	9,040
Total	$5,117,206	$4,803,799

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
March 31, 2021:
Real estate loans:
Residential properties	$218	$10	$—	$10,822	$11,050	$3,269,213	$3,280,263
Commercial properties	1,441	—	11	1,659	3,111	699,144	702,255
Land and construction	—	—	—	—	—	57,165	57,165
Commercial and industrial loans	827	—	1,200	4,161	6,188	1,057,065	1,063,253
Consumer loans	—	6,644	—	—	6,644	7,626	14,270
Total	$2,486	$6,654	$1,211	$16,642	$26,993	$5,090,213	$5,117,206

Percentage of total loans	0.05%	0.13%	0.02%	0.33%	0.53%

December 31, 2020:
Real estate loans:
Residential properties	$35	$—	$—	$10,947	$10,982	$3,042,574	$3,053,556
Commercial properties	951	240	—	4,544	5,735	742,072	747,807
Land and construction	—	—	—	—	—	55,832	55,832
Commercial and industrial loans	1,013	411	152	5,137	6,713	911,963	918,676
Consumer loans	—	—	—	—	—	18,888	18,888
Total	$1,999	$651	$152	$20,628	$23,430	$4,771,329	$4,794,759

Percentage of total loans	0.04%	0.01%	0.00%	0.43%	0.49%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 - UNAUDITED

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
March 31, 2021:
Real estate loans:
Residential properties	$2,968	$7,854
Commercial properties	—	1,659
Land and construction	—	—
Commercial and industrial loans	2,395	1,766
Consumer loans	—	—
Total	$5,363	$11,279

December 31, 2020:
Real estate loans:
Residential properties	$2,988	$7,959
Commercial properties	—	4,544
Land and construction	—	—
Commercial and industrial loans	2,580	2,557
Consumer loans	—	—
Total	$5,568	$15,060

The following table presents the loans classified as troubled debt restructurings (“TDR”) by accrual and nonaccrual status as of:

	March 31, 2021			December 31, 2020
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential loans	$1,200	$—	$1,200	$1,200	$—	$1,200
Commercial real estate loans	1,086	1,255	2,341	1,107	1,277	2,384
Commercial and industrial loans	1,011	2,334	3,345	1,041	2,832	3,873
Total	$3,297	$3,589	$6,886	$3,348	$4,109	$7,457

The following table provides information on loans that were modified as TDRs for the following periods:

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Three Months Ended March 31, 2021:
Commercial and industrial loans	1	$378	$378	$—
Total	1	$378	$378	$—

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year Ended December 31, 2020
Commercial and industrial loans	1	$507	$507	—
Total	1	$507	$507	$—

All of these loans were classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loans. These loans have been paying in accordance with the terms of their restructure.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 - UNAUDITED

NOTE 5: ALLOWANCE FOR CREDIT LOSSES

The following is a roll forward of the Bank’s allowance for credit losses related to loans for the following periods:

	Beginning	Adoption of	Provision for			Ending
(dollars in thousands)	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance
Three Months Ended March 31, 2021:
Real estate loans:
Residential properties	$5,115	$—	$918	$—	$—	$6,033
Commercial properties	8,711	—	(2,755)	—	—	5,956
Land and construction	892	—	3,070	—	—	3,962
Commercial and industrial loans	9,249	—	(2,379)	(214)	406	7,062
Consumer loans	233	—	(66)	—	—	167
Total	$24,200	$—	$(1,212)	$(214)	$406	$23,180

Three Months Ended March 31, 2020:
Real estate loans:
Residential properties	$8,423	$363	$(2,397)	$—	$—	$6,389
Commercial properties	4,166	3,760	(2,988)	—	—	4,938
Land and construction	573	92	679	—	—	1,344
Commercial and industrial loans	7,448	—	2,756	(530)	451	10,125
Consumer loans	190	—	14	—	—	204
Total	$20,800	$4,215	$(1,936)	$(530)	$451	$23,000

Year Ended December 31, 2020:
Real estate loans:
Residential properties	$8,423	$363	$(3,671)	$—	$—	$5,115
Commercial properties	4,166	3,760	785	—	—	8,711
Land and construction	573	92	227	—	—	892
Commercial and industrial loans	7,448	—	2,642	(1,844)	1,003	9,249
Consumer loans	190	—	43	—	—	233
Total	$20,800	$4,215	$26	$(1,844)	$1,003	$24,200

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 - UNAUDITED

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses

	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total
March 31, 2021:
Allowance for credit losses:
Real estate loans:
Residential properties	$1,032	$5,001	$6,033
Commercial properties	482	5,474	5,956
Land and construction	—	3,962	3,962
Commercial and industrial loans	856	6,206	7,062
Consumer loans	—	167	167
Total	$2,370	$20,810	$23,180
Loans:
Real estate loans:
Residential properties	$12,303	$3,267,960	$3,280,263
Commercial properties	14,130	688,125	702,255
Land and construction	—	57,165	57,165
Commercial and industrial loans	5,463	1,057,790	1,063,253
Consumer loans	—	14,270	14,270
Total	$31,896	$5,085,310	$5,117,206

December 31, 2020:
Allowance for credit losses:
Real estate loans:
Residential properties	$1,059	$4,056	$5,115
Commercial properties	374	8,337	8,711
Land and construction	—	892	892
Commercial and industrial loans	956	8,293	9,249
Consumer loans	—	233	233
Total	$2,389	$21,811	$24,200
Loans:
Real estate loans:
Residential properties	$12,414	$3,041,142	$3,053,556
Commercial properties	17,304	730,503	747,807
Land and construction	—	55,832	55,832
Commercial and industrial loans	6,472	912,204	918,676
Consumer loans	—	18,888	18,888
Total	$36,190	$4,758,569	$4,794,759

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 - UNAUDITED

The following tables present risk categories of loans based on year of origination, as of:

							Revolving
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Loans	Total
March 31, 2021:
Loans secured by Real Estate:
Residential
Multifamily
Pass	$139,280	$896,996	$582,985	$436,886	$215,305	$162,231	$—	$2,433,683
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$139,280	$896,996	$582,985	$436,886	$215,305	$162,231	$—	$2,433,683

Single Family
Pass	$94,368	$164,138	$73,338	$96,340	$92,646	$287,645	$24,794	$833,269
Special Mention	—	—	—	—	982	—	26	1,008
Substandard	—	—	—	—	1,923	7,064	3,316	12,303
Total	$94,368	$164,138	$73,338	$96,340	$95,551	$294,709	$28,136	$846,580

Commercial Real Estate
Pass	$8,898	$40,186	$90,391	$103,673	$125,836	$305,301	$—	$674,285
Special Mention	—	—	726	10,805	—	1,617	—	13,148
Substandard	—	—	5,903	—	2,314	6,605	—	14,822
Total	$8,898	$40,186	$97,020	$114,478	$128,150	$313,523	$—	$702,255

Land and construction
Pass	$—	$192	$16,366	$29,403	$10,538	$666	$—	$57,165
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$—	$192	$16,366	$29,403	$10,538	$666	$—	$57,165

Commercial
Pass	$187,761	$308,847	$123,816	$36,671	$14,039	$28,234	$344,781	$1,044,149
Special Mention	1,293	2,037	3,154	1,419	585	217	3,167	11,872
Substandard	—	1,171	236	1,173	250	2,691	1,711	7,232
Total	$189,054	$312,055	$127,206	$39,263	$14,874	$31,142	$349,659	$1,063,253

Consumer
Pass	$11	$165	$—	$1,297	$—	$6,738	$6,059	$14,270
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$11	$165	$—	$1,297	$—	$6,738	$6,059	$14,270

Total loans
Pass	$430,318	$1,410,524	$886,896	$704,270	$458,364	$790,815	$375,634	$5,056,821
Special Mention	1,293	2,037	3,880	12,224	1,567	1,834	3,193	26,028
Substandard	—	1,171	6,139	1,173	4,487	16,360	5,027	34,357
Total	$431,611	$1,413,732	$896,915	$717,667	$464,418	$809,009	$383,854	$5,117,206

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 - UNAUDITED

							Revolving
(dollars in thousands)	2020	2019	2018	2017	2016	Prior	Loans	Total
December 31, 2020:
Loans secured by Real Estate:
Residential
Multifamily
Pass	$774,701	$638,237	$469,866	$218,470	$82,941	$63,328	$—	$2,247,543
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$774,701	$638,237	$469,866	$218,470	$82,941	$63,328	$—	$2,247,543

Single Family
Pass	$173,563	$83,311	$110,560	$95,888	$107,568	$196,692	$25,014	$792,596
Special Mention	—	—	—	986	—	—	—	986
Substandard	—	—	—	1,946	—	7,134	3,351	12,431
Total	$173,563	$83,311	$110,560	$98,820	$107,568	$203,826	$28,365	$806,013

Commercial Real Estate
Pass	$46,260	$100,432	$120,230	$129,120	$119,719	$194,533	$—	$710,294
Special Mention	—	743	16,278	—	2,333	157	—	19,511
Substandard	—	5,929	—	2,336	2,515	7,222	—	18,002
Total	$46,260	$107,104	$136,508	$131,456	$124,567	$201,912	$—	$747,807

Land and construction
Pass	$257	$15,923	$27,792	$10,532	$706	$622	$—	$55,832
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$257	$15,923	$27,792	$10,532	$706	$622	$—	$55,832

Commercial
Pass	$377,500	$146,279	$54,910	$15,868	$13,180	$16,823	$270,604	$895,164
Special Mention	2,058	3,922	1,868	579	297	448	6,107	15,279
Substandard	1,226	316	1,188	259	2,459	281	2,504	8,233
Total	$380,784	$150,517	$57,966	$16,706	$15,936	$17,552	$279,215	$918,676

Consumer
Pass	$2,557	$—	$1,321	$3	$6,784	$100	$8,123	$18,888
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$2,557	$—	$1,321	$3	$6,784	$100	$8,123	$18,888

Total loans
Pass	$1,374,838	$984,182	$784,679	$469,881	$330,898	$472,098	$303,741	$4,720,317
Special Mention	2,058	4,665	18,146	1,565	2,630	605	6,107	35,776
Substandard	1,226	6,245	1,188	4,541	4,974	14,637	5,855	38,666
Total	$1,378,122	$995,092	$804,013	$475,987	$338,502	$487,340	$315,703	$4,794,759

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 - UNAUDITED

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses and the related ACL allocated to these loans:

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
March 31, 2021:
Loans secured by Real Estate:
Residential properties
Single family	$10,032	$—	$—	$10,032	$1,022
Commercial real estate loans	—	—	—	—	—
Land and construction	—	—	—	—	—
Commercial loans	—	250	—	250	—
Consumer loans	—	—	—	—	—
Total	$10,032	$250	$—	$10,282	$1,022

December 31, 2020:
Loans secured by Real Estate:
Residential properties
Single family	$10,144	$—	$—	$10,144	$1,051
Commercial real estate loans	—	—	—	—	—
Land and construction	—	—	—	—	—
Commercial loans	—	250	122	372	44
Consumer loans	—	—	—	—	—
Total	$10,144	$250	$122	$10,516	$1,095

NOTE 6: LOAN SALES AND MORTGAGE SERVICING RIGHTS

In 2020, FFB sold $553 million of multifamily loans and recognized a gain of $15.1 million. For sales of multifamily loans, FFB retained servicing rights for the majority of these loans and recognized mortgage servicing rights as part of the transactions. As of March 31, 2021 and December 31, 2020, mortgage servicing rights were $7.4 million and $7.9 million, respectively, and the amount of loans serviced for others totaled $1.6 and $1.5 billion at March 31, 2021 and December 31, 2020, respectively. The mortgage servicing rights as of March 31, 2021 and December 31, 2020 are net of a $1.4 million valuation allowance.  Servicing fees for the first three months of 2021 and 2020 were $0.5 million and $1.6 million, respectively.

NOTE 7: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	March 31, 2021		December 31, 2020
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$2,182,714	—	$1,655,847	—
Interest-bearing	1,012,448	0.295%	871,289	0.372%
Money market and savings	2,284,994	0.393%	2,407,401	0.549%
Certificates of deposits	765,665	0.399%	978,896	0.591%
Total	$6,245,821	0.241%	$5,913,433	0.376%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 - UNAUDITED

At March 31, 2021, of the $397 million of certificates of deposits of $250,000 or more, $392 million mature within one year and $5 million mature after one year. Of the $369 million of certificates of deposit of less than $250,000, $306 million mature within one year and $63 million mature after one year. At December 31, 2020, of the $416 million of certificates of deposits of $250,000 or more, $409 million mature within one year and $7 million mature after one year. Of the $563 million of certificates of deposit of less than $250,000, $520 million mature within one year and $43 million mature after one year.

NOTE 8: BORROWINGS

At March 31, 2021, our borrowings consisted of $5 million in FHLB zero interest advances, and $7 million of borrowings under a holding company line of credit. At December 31, 2020, our borrowings consisted of $255 million of overnight FHLB advances at the Bank and $14 million of borrowings under a holding company line of credit. The zero interest advance outstanding at March 31, 2021 matures in April 2021. At March 31, 2021, the interest rate on the holding company line of credit was 3.74%.

FHLB advances are collateralized primarily by loans secured by single family, multifamily, and commercial real estate properties with a carrying value of $3.6 billion as of March 31, 2021. As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB or the Federal Reserve Bank. The Bank’s total borrowing capacity from the FHLB at March 31, 2021 was $2.3 billion. In addition to the $5 million borrowing at March 31, 2021, the Bank had in place $277 million of letters of credit from the FHLB which are used to meet collateral requirements for borrowings from the State of California and local agencies.

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $40 million. The loan agreement matures in five years, with an option to extend the maturity date subject to certain conditions, and bears interest at 90 day LIBOR plus 350 basis points (3.50%). FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in FFB. We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. As of March 31, 2021 and December 31, 2020, FFI was in compliance with the covenants on this loan agreement.

The Bank also has $195 million available borrowing capacity through unsecured fed funds lines, ranging in size from $20 million to $100 million, with five other financial institutions, and a $188 million secured line with the Federal Reserve Bank, secured by single family loans. None of these lines had outstanding borrowings as March 31, 2021. Combined, the Bank’s unused lines of credit as of March 31, 2021 and December 31, 2020 were $2.7 billion and $2.4 billion, respectively. The average balance of overnight borrowings during all of 2020 was $56 million.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 - UNAUDITED

NOTE 9: EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock that would then share in earnings. The following table sets forth the Company’s unaudited earnings per share calculations for the three months ended March 31:

	Quarter Ended		Quarter Ended
	March 31, 2021		March 31, 2020
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted
Net income	$22,355	$22,355	$13,211	$13,211
Basic common shares outstanding	44,707,718	44,707,718	44,669,661	44,669,661
Effect of options, restricted stock and contingent shares issuable		304,487		283,008
Diluted common shares outstanding		45,012,205		44,952,669
Earnings per share	$0.50	$0.50	$0.30	$0.29

Based on a weighted average basis, restricted stock units to purchase 102,708 and 118,750 shares of common stock were excluded for the three months ended March 31, 2021 and 2020, respectively, because their effect would have been anti-dilutive.

NOTE 10: SEGMENT REPORTING

For the three months ended March 31, 2021 and 2020, the Company had two reportable business segments: Banking (FFB and FFIS) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Three Months Ended March 31, 2021:
Interest income	$59,138	$—	$—	$59,138
Interest expense	4,848	—	61	4,909
Net interest income	54,290	—	(61)	54,229
Provision for credit losses	360	—	—	360
Noninterest income	5,309	6,923	(324)	11,908
Noninterest expense	28,579	5,731	201	34,511
Income (loss) before taxes on income	$30,660	$1,192	$(586)	$31,266

Three Months Ended March 31, 2020:
Interest income	$62,338	$—	$—	$62,338
Interest expense	17,440	—	30	17,470
Net interest income	44,898	—	(30)	44,868
Provision for credit losses	4,079	—	—	4,079
Noninterest income	4,659	6,488	(472)	10,675
Noninterest expense	26,229	6,165	463	32,857
Income (loss) before taxes on income	$19,249	$323	$(965)	$18,607

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2021 - UNAUDITED

NOTE 11: SUBSEQUENT EVENTS

Cash Dividend

On April 27, 2021, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per common share to be paid on May 17, 2021 to stockholders of record as of the close of business on May 7, 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the three months ended March 31, 2021 as compared to our results of operations in the three months ended March 31, 2020; and our financial condition at March 31, 2021 as compared to our financial condition at December 31, 2020. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2020, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (as amended, our “2020 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021.

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

The principal risks and uncertainties to which our businesses are subject are discussed in this Item 2 and under the heading “Risk Factors” in our 2020 10-K. Therefore, you are urged to read not only the information contained in this Item 2, but also the risk factors and other cautionary information contained under the heading “Risk Factors” in our 2020 10-K, which qualify the forward-looking statements contained in this report.

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

Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this report or in our 2020 10-K, except as may otherwise be required by applicable law or government regulations.

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

Overview and Recent Developments

Our results of operations for the first three months of 2021 include:

●	Total loans, including loans held for sale, increased $321 million in the three months ended March 31, 2021 as a result of $765 million of originations and $56 million of loan purchases, which was partially offset by payoffs or scheduled payments of $500 million.
●	During the three months ended March 31, 2021, total deposits increased by $332 million and total revenues (net interest income and noninterest income) increased by 19% when compared to the three months ended March 31, 2020.

The COVID-19 pandemic has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree. This disruption resulted in the shuttering of businesses across the country, significant job loss, and aggressive measures by the federal government.   As the restrictive measures have been eased during 2020 and into 2021, the U.S. economy has begun to recover and with the availability and distribution of a COVID-19 vaccine, we anticipate continued improvements in commercial and consumer activity and the U.S. economy.  Commercial activity has improved but has not returned to the levels existing prior to the outbreak of the pandemic, which may result in our customers’ inability to meet their loan obligations to us and reduce demand for loans and other services we offer.

During the past 12 months, Congress, the President, and the Federal Reserve have taken actions designed to cushion the economic fallout from the COVID-19 pandemic. Most notably, the Coronavirus Aid, Relief and Economic Security (“CARES”) Act was signed into law at the end of March 2020 as a $2 trillion economic stimulus package.  In December 2020, Congress passed a $900 billion aid package, which extends certain relief provisions under the CARES Act, and in March 2021, Congress passed another $1.9 trillion aid package, which builds upon many of the measures in the CARES Act. In addition to the general impact of COVID-19, certain provisions of the CARES Act as well as other recent legislative and regulatory relief efforts have and may continue to have a material impact on our operations and financial results.

In response to the potential impact on liquidity resulting from the COVID-19 pandemic and to encourage banks to work with borrowers, in accordance with the CARES Act, FASB issued accounting guidelines which provide that certain forbearances or restructurings of loans completed as a result of the COVID-19 pandemic need not be classified as troubled debt restructures.

●	We continue to operate under our Pandemic Response Business Continuity Plan, under which approximately 30% of our corporate employees continue to working remotely. We continue to follow protocols for the safety of our clients and employees. Additional costs associated with the safety protocols, such as additional cleaning and supplies has been offset by reduced costs for parking, meals, entertainment and travel. We have implemented alternative procedures, such as electronic signatures and approvals, to maintain effective internal controls over our financial reporting processes. We continued to face other risk and uncertainties as a result of the COVID-19 pandemic, including those described in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, which we filed with the SEC on February 26, 2021.

Results of Operations

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, gains on sales of loans, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of assets under management (“AUM”). Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 59% and 78%, respectively, of the total noninterest expense for Banking and Wealth Management in the three months ended March 31, 2021.

The following table shows key operating results for each of our business segments for the quarter ended March 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2021:
Interest income	$59,138	$—	$—	$59,138
Interest expense	4,848	—	61	4,909
Net interest income	54,290	—	(61)	54,229
Provision for credit losses	360	—	—	360
Noninterest income	5,309	6,923	(324)	11,908
Noninterest expense	28,579	5,731	201	34,511
Income (loss) before taxes on income	$30,660	$1,192	$(586)	$31,266

2020:
Interest income	$62,338	$—	$—	$62,338
Interest expense	17,440	—	30	17,470
Net interest income	44,898	—	(30)	44,868
Provision for credit losses	4,079	—	—	4,079
Noninterest income	4,659	6,488	(472)	10,675
Noninterest expense	26,229	6,165	463	32,857
Income (loss) before taxes on income	$19,249	$323	$(965)	$18,607

General. Our net income and income before taxes in the three months ended March 31, 2021 were $22.4 million and $31.3 million, respectively, as compared to $13.2 million and $18.6 million, respectively, in the three months ended March 31, 2020. The $12.7 million increase in income before taxes was the result of a $11.4 million increase in income before taxes for Banking, a $0.9 million increase in income before taxes for Wealth Management and a $ 0.3 million decrease in corporate noninterest expenses. The increase in Banking was due to higher net interest income, higher noninterest income and lower provision for credit losses and noninterest expenses. The increase in Wealth Management was due to higher noninterest income and lower noninterest expenses.

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

	Quarter Ended March 31:
	2021			2020
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$5,383,745	$53,531	3.99%	$5,082,152	$54,884	4.32%
Securities	772,204	5,206	2.70%	999,625	6,997	2.80%
FHLB stock, fed funds, and deposits	714,379	401	0.23%	62,020	457	2.96%
Total interest-earning assets	6,870,328	59,138	3.45%	6,143,797	62,338	4.06%
Noninterest-earning assets:
Nonperforming assets	18,153			11,924
Other	189,640			173,929
Total assets	$7,078,121			$6,329,650
Interest-bearing liabilities:
Demand deposits	$970,431	$874	0.37%	$359,410	$726	0.81%
Money market and savings	2,342,511	2,582	0.45%	1,373,321	4,395	1.29%
Certificates of deposit	861,048	1,167	0.55%	1,973,176	9,525	1.94%
Total interest-bearing deposits	4,173,990	4,623	0.45%	3,705,907	14,646	1.59%
Borrowings	206,085	286	0.56%	682,936	2,824	1.66%
Total interest-bearing liabilities	4,380,075	4,909	0.45%	4,388,843	17,470	1.60%
Noninterest-bearing liabilities:
Demand deposits	1,930,737			1,266,328
Other liabilities	66,854			57,036
Total liabilities	6,377,666			5,712,207
Shareholders’ equity	700,455			617,443
Total liabilities and equity	$7,078,121			$6,329,650
Net Interest Income		$54,229			$44,868
Net Interest Rate Spread			3.00%			2.46%
Net Interest Margin			3.16%			2.92%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. Variances attributable to both rate and volume changes, calculated by multiplying the change in rates by the change in average balances, have been allocated to the rate variance. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the three months ended March 31, 2021, as compared to the three months ended March 31, 2020:

	Three Months Ended
	March 31, 2021 vs. 2020
	Increase (Decrease) due to
(dollars in thousands)	Volume	Rate	Total
Interest earned on:
Loans	$3,068	$(4,421)	$(1,353)
Securities	(1,540)	(251)	(1,791)
FHLB stock, fed funds and deposits	728	(784)	(56)
Total interest-earning assets	2,256	(5,456)	(3,200)
Interest paid on:
Demand deposits	715	(567)	148
Money market and savings	2,049	(3,862)	(1,813)
Certificates of deposit	(3,658)	(4,700)	(8,358)
Borrowings	(1,298)	(1,240)	(2,538)
Total interest-bearing liabilities	(2,192)	(10,369)	(12,561)
Net interest income	$4,448	$4,913	$9,361

Net interest income increased 21% from $44.9 million in the three months ended March 31, 2020, to $54.3 million in the three months ended March 31, 2021 due to a 12% increase in interest-earning assets and an increase in the net interest rate spread. The net interest rate spread increased from 2.46% in the three months ended March 31, 2020 to 3.00% in the three months ended March 31, 2021 due to a decrease in the cost of interest-bearing liabilities, from 1.60% in the three months ended March 31, 2020, to 0.45% in the three months ended March 31, 2021, which was partially offset by a decrease in yield on interest-earning assets, from 4.06% in the three months ended March 31, 2020, to 3.45% in the three months ended March 31, 2021. The decrease in the cost of interest-bearing liabilities was due to decreased costs of interest-bearing deposits, resulting from decreases in deposit market rates, and decreased costs of borrowings, as the average rate on FHLB advances and other borrowings decreased from 1.66% in the three months ended March 31, 2020, to 0.56% in the three months ended March 31, 2021. The net interest margin decreased due to decreases in yields on loans and securities and an increase in the proportion of deposits to total interest-earning assets. The yield on loans decreased due to accelerated payoffs of higher yielding loans during the last year and the decrease in market rates, which resulted in lower rates on loans added to the portfolio. The average balance outstanding under the holding company line of credit increased from $2.3 million in the three months ended March 31, 2020 to $6.6 million in the three months ended March 31, 2021.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the estimated losses inherent in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. The provision for credit losses in the three months ended March 31, 2021 and 2020 was $0.4 million and $4.1 million, respectively. The decrease to $0.4 million provision for credit losses in the three months ended March 31, 2021 was a result of improvement in the economic scenario outlook. The $4.1 million provision for credit losses in the first quarter of 2020 was impacted by the adverse change in economic conditions required to be contemplated under CECL and a $1.8 million charge related to impairment in an interest only strip security.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, and gains and losses from capital market activities and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the three months ended March 31, 2021 and 2020:

(dollars in thousands)	2021	2020
Three Months Ended March 31:
Trust fees	$1,668	$1,464
Consulting fees	101	86
Deposit charges	379	323
Loan related fees	2,944	2,573
Other	217	213
Total noninterest income	$5,309	$4,659

Noninterest income in Banking in the three months ended March 31, 2021 was $0.7 million higher than the three months ended March 31, 2020 due primarily to a $0.4 million increase in loan fees and a $0.2 million increase in trust fees. The increase in loan fees was due primarily to higher prepayment fees and higher servicing fees.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the three months ended March 31, 2021 and 2020:

(dollars in thousands)	2021	2020
Noninterest income	$6,923	$6,488

Noninterest income for Wealth Management increased by $0.4 million in the three months ended March 31, 2021  when compared to the corresponding period in 2020 due primarily to higher levels of billable AUM in the quarter.

The following table summarizes the activity in our AUM for the periods indicated:

		Existing account
	Beginning	Additions/	New
(dollars in thousands)	Balance	Withdrawals	Accounts	Terminations	Performance	Ending balance
Three Months Ended March 31, 2021:
Fixed Income	$1,474,479	$(88,287)	$18,314	$(9,212)	$35,198	$1,430,492
Equities	2,451,056	135,662	45,343	(40,582)	53,514	2,644,993
Cash and other	1,001,256	(85,645)	42,288	(37,392)	31,997	952,504
Total	$4,926,791	$(38,270)	$105,945	$(87,186)	$120,709	$5,027,989

Year Ended December 31, 2020:
Fixed Income	$1,678,660	$(334,302)	117,362	(42,907)	55,666	$1,474,479
Equities	2,628,472	(645,341)	115,418	(83,292)	435,799	2,451,056
Cash and other	131,120	809,238	133,286	(50,799)	(21,589)	1,001,256
Total	$4,438,252	$(170,405)	$366,066	$(176,998)	$469,876	$4,926,791

The $101 million increase in AUM during the first quarter of 2021 was the net result of $106 million of new accounts, $121 million of portfolio gains, and terminations and net withdrawals of $126 million.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2021	2020	2021	2020
Three Months Ended March 31:
Compensation and benefits	$16,823	$14,833	$4,447	$4,582
Occupancy and depreciation	5,639	4,867	521	609
Professional services and marketing	1,771	1,186	639	781
Customer service costs	1,770	2,372	—	—
Other expenses	2,576	2,971	124	193
Total noninterest expense	$28,579	$26,229	$5,731	$6,165

Noninterest expense in Banking increased from $26.2 million in the three months ended March 31, 2020 to $28.6 million in the three months ended March 31, 2021 primarily due to higher compensation and benefits, and occupancy and depreciation expenses, which were partially offset by lower customer service costs. Compensation and benefits were $2.0 million higher due to merit increases and annual bonus and commission payouts in the first quarter of 2021. Occupancy and depreciation costs were $0.8 million higher due primarily to higher core processing costs related to higher volumes and services. The $0.6 million decrease in customer service costs was due to decreases in the earnings credit rates paid on deposit balances, as interest rates have declined. Noninterest expenses for Wealth Management decreased by $0.4 million in the three months ended March 31, 2021, when compared to the three months ended March 31, 2020, due to lower compensation and benefits, and professional services and marketing expenses.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
March 31, 2021:
Cash and cash equivalents	$467,328	$1,603	$(905)	$468,026
Securities AFS, net	749,219	—	—	749,219
Loans held for sale	513,054	—	—	513,054
Loans, net	5,094,026	—	—	5,094,026
Premises and equipment	7,137	544	136	7,817
FHLB Stock	17,250	—	—	17,250
Deferred taxes	7,001	186	(246)	6,941
Goodwill and intangibles	94,864	—	—	94,864
Other assets	87,334	307	12,994	100,635
Total assets	$7,037,213	$2,640	$11,979	$7,051,832

Deposits	$6,254,263	$—	$(8,442)	$6,245,821
Borrowings	5,000	—	7,000	12,000
Intercompany balances	2,399	(2,736)	337	—
Other liabilities	62,052	2,024	15,505	79,581
Shareholders’ equity	713,499	3,352	(2,421)	714,430
Total liabilities and equity	$7,037,213	$2,640	$11,979	$7,051,832

December 31, 2020:
Cash and cash equivalents	$629,066	$1,671	$(1,030)	$629,707
Securities AFS, net	807,426	—	—	807,426
Loans held for sale	505,404	—	—	505,404
Loans, net	4,779,599	—	—	4,779,599
Premises and equipment	7,313	563	136	8,012
FHLB Stock	17,250	—	—	17,250
Deferred taxes	8,663	186	(246)	8,603
Goodwill and Intangibles	95,296	—	—	95,296
Other assets	91,702	314	13,847	105,863
Total assets	$6,941,719	$2,734	$12,707	$6,957,160

Deposits	$5,919,155	$—	$(5,722)	$5,913,433
Borrowings	255,000	—	14,000	269,000
Intercompany balances	4,493	(3,519)	(974)	—
Other liabilities	65,423	3,808	9,785	79,016
Shareholders’ equity	697,648	2,445	(4,382)	695,711
Total liabilities and equity	$6,941,719	$2,734	$12,707	$6,957,160

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the three months ended March 31, 2021 total assets increased by $95 million primarily due to an increase in loans, which was partially offset by decreases in cash and securities. During the three months ended March 31, 2021, securities decreased by $57 million primarily due to payoffs of mortgage backed securities. Loans and loans held for sale increased $321 million in the three months ended March 31, 2021, primarily as a result of $765 million of originations, which were partially offset by payoffs or scheduled payments of $500 million. The $332 million growth in deposits during the first three months of 2021 included increases in commercial deposits of $419 million and branch deposits of $45 million, which were partially offset by a $179 million decrease in wholesale deposits and a $35 million decrease in digital channel deposits. Borrowings decreased by $257 million during the three months ended March 31, 2021 as cash provided by the increase in deposits, which exceeded the growth in our assets, was used to pay down our borrowings at the Bank. At March 31, 2021 and December 31, 2020, the outstanding balance on the holding company line of credit was $7 million.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, decreased by $162 million during the three months ended March 31, 2021. Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
March 31, 2021:
Agency mortgage-backed securities	$656,055	$18,016	$(907)	$—	$673,164
Beneficial interest – FHLMC securitization	26,637	134	—	(8,878)	17,893
Corporate bonds	54,000	2,554	—	—	56,554
Other	1,519	89	—	—	1,608
Total	$738,211	$20,793	$(907)	$(8,878)	$749,219

December 31, 2020:
Agency mortgage-backed securities	$705,752	$18,243	$—	$—	$723,995
Beneficial interest – FHLMC securitization	30,497	211	—	(7,245)	23,463
Corporate bonds	57,000	1,358	—	—	58,358
Other	1,512	98	—	—	1,610
Total	$794,761	$19,910	$—	$(7,245)	$807,426

US Treasury Securities that are included in the table above are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations. Agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into from 2018 through 2020.

The scheduled maturities of securities AFS, other than agency mortgage backed securities, and the related weighted average yield is as follows, as of March 31, 2021:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
Amortized Cost:
Corporate bonds	$—	$—	$54,000	$—	$54,000
Other	500	1,019	—	—	1,519
Total	$500	$1,019	$54,000	$—	$55,519
Weighted average yield	1.85%	2.99%	5.33%	—%	5.26%
Estimated Fair Value:
Corporate bonds	$—	$—	$56,554	$—	$56,554
Other	501	1,107	—	—	1,608
Total	$501	$1,107	$56,554	$—	$58,162

Agency mortgage-backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage-backed securities and beneficial interests as of March 31, 2021 was 2.36%.

Loans. The following table sets forth our loans, by loan category, as of:

	March 31,	December 31,
(dollars in thousands)	2021	2020
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,425,182	$2,247,542
Single family	844,532	806,014
Total real estate loans secured by residential properties	3,269,714	3,053,556
Commercial properties	701,920	747,807
Land and construction	57,227	55,832
Total real estate loans	4,028,861	3,857,195
Commercial and industrial loans	1,063,937	918,676
Consumer loans	14,243	18,888
Total loans	5,107,041	4,794,759
Premiums, discounts and deferred fees and expenses	10,165	9,040
Total	$5,117,206	$4,803,799

Loans and loans held for sale increased $321 million during the three months ended March 31, 2021 primarily as a result of $765 million in originations, and $56 million in loan purchases, which were partially offset by payoffs or scheduled payments of $500 million.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	March 31, 2021		December 31, 2020
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$2,182,714	—	$1,655,847	—
Interest-bearing	1,012,448	0.295%	871,289	0.372%
Money market and savings	2,284,994	0.393%	2,407,401	0.549%
Certificates of deposits	765,665	0.399%	978,896	0.591%
Total	$6,245,821	0.241%	$5,913,433	0.376%

During the first three months of 2021, our deposit rates have moved in a manner consistent with overall deposit market rates. The weighted average rate of our interest-bearing deposits decreased from 0.52% at December 31, 2020, to 0.37% at March 31, 2021 due to decreased costs of interest-bearing deposits, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits have decreased from 0.38% at December 31, 2020 to 0.24% at March 31, 2021. The financial impact of the increase in noninterest-bearing deposits is reflected in customer service costs, which are included in noninterest expenses.

The maturities of our certificates of deposit of $100,000 or more were as follows as of March 31, 2021:

(dollars in thousands)
3 months or less	$206,377
Over 3 months through 6 months	235,452
Over 6 months through 12 months	98,354
Over 12 months	9,788
Total	$549,971

From time to time, the Bank will utilize brokered deposits as a source of funding. As of March 31, 2021, the Bank held $147 million of deposits which are classified as brokered deposits.

Borrowings. At March 31, 2021, our borrowings consisted of $5 million in FHLB zero interest advances and $7 million of borrowings under a holding company line of credit. At December 31, 2020, our borrowings consisted of $255 million in FHLB term advances at the Bank, and $14 million of borrowings under a company line of credit. Because FFB generally utilizes overnight borrowings, the balance of outstanding borrowings may fluctuate on a daily basis. The average balance of FHLB advances outstanding during the three months ended March 31, 2021 was $199 million, as compared to $681 million for the three months ended March 31, 2020. The weighted average interest rate on these borrowings was 0.46% for the three months ended March 31, 2021, as compared to 1.65% for the three months ended March 31, 2020. The maximum amount of borrowings at the Bank outstanding at any month-end during the three months ended March 31, 2021, and during all of 2020, was $255 million and $860 million, respectively.

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

			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
March 31, 2021:
Real estate loans:
Residential properties	$218	$10	$—	$10,822	$11,050	$3,269,213	$3,280,263
Commercial properties	1,441	—	11	1,659	3,111	699,144	702,255
Land and construction	—	—	—	—	—	57,165	57,165
Commercial and industrial loans	827	—	1,200	4,161	6,188	1,057,065	1,063,253
Consumer loans	—	6,644	—	—	6,644	7,626	14,270
Total	$2,486	$6,654	$1,211	$16,642	$26,993	$5,090,213	$5,117,206

Percentage of total loans	0.05%	0.13%	0.02%	0.33%	0.53%
December 31, 2020:
Real estate loans:
Residential properties	$35	$—	$—	$10,947	$10,982	$3,042,574	$3,053,556
Commercial properties	951	240	—	4,544	5,735	742,072	747,807
Land and construction	—	—	—	—	—	55,832	55,832
Commercial and industrial loans	1,013	411	152	5,137	6,713	911,963	918,676
Consumer loans	—	—	—	—	—	18,888	18,888
Total	$1,999	$651	$152	$20,628	$23,430	$4,771,329	$4,794,759

Percentage of total loans	0.04%	0.01%	0.00%	0.43%	0.49%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
March 31, 2021:
Real estate loans:
Residential properties	$2,968	$7,854
Commercial properties	—	1,659
Land and construction	—	—
Commercial and industrial loans	2,395	1,766
Consumer loans	—	—
Total	$5,363	$11,279

December 31, 2020:
Real estate loans:
Residential properties	$2,988	$7,959
Commercial properties	—	4,544
Land and construction	—	—
Commercial and industrial loans	2,580	2,557
Consumer loans	—	—
Total	$5,568	$15,060

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	March 31, 2021			December 31, 2020
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential real estate loans	$1,200	$—	$1,200	$1,200	$—	$1,200
Commercial real estate loans	1,086	1,255	2,341	1,107	1,277	2,384
Commercial and industrial loans	1,011	2,334	3,345	1,041	2,832	3,873
Total	$3,297	$3,589	$6,886	$3,348	$4,109	$7,457

These loans were classified as a TDR as a result of a reduction in required principal payments, reductions in rates and/or an extension of the maturity date of the loans.

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans for the periods indicated:

	Beginning	Adoption of	Provision for			Ending
(dollars in thousands)	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended March 31, 2021:
Real estate loans:
Residential properties	$5,115	$—	$918	$—	$—	$6,033
Commercial properties	8,711	—	(2,755)	—	—	5,956
Land and construction	892	—	3,070	—	—	3,962
Commercial and industrial loans	9,249	—	(2,379)	(214)	406	7,062
Consumer loans	233	—	(66)	—	—	167
Total	$24,200	$—	$(1,212)	$(214)	$406	$23,180

Three months ended March 31, 2020:
Real estate loans:
Residential properties	$8,423	$363	$(2,397)	$—	$—	$6,389
Commercial properties	4,166	3,760	(2,988)	—	—	4,938
Land	573	92	679	—	—	1,344
Commercial and industrial loans	7,448	—	2,756	(530)	451	10,125
Consumer loans	190	—	14	—	—	204
Total	$20,800	$4,215	$(1,936)	$(530)	$451	$23,000

Year ended December 31, 2020:
Real estate loans:
Residential properties	$8,423	$363	$(3,671)	$—	$—	$5,115
Commercial properties	4,166	3,760	785	—	—	8,711
Land and construction	573	92	227	—	—	892
Commercial and industrial loans	7,448	—	2,642	(1,844)	1,003	9,249
Consumer loans	190	—	43	—	—	233
Total	$20,800	$4,215	$26	$(1,844)	$1,003	$24,200

Our ACL related to loans represented 0.45% and 0.50% of total loans outstanding as of March 31, 2021 and December 31, 2020, respectively.

The amount of the ACL for loans is adjusted periodically by charges to operations (referred to in our income statement as the “provision for credit losses”) (i) to replenish the ACL after it has been reduced due to loan write-downs or charge-offs, (ii) to reflect increases in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential loan losses due to a deterioration in the condition of borrowers, or in the value of property securing non–performing loans, or adverse changes in economic conditions. The amounts of the provisions we make for loan losses are based on our estimate of losses in our loan portfolio. In estimating such losses, we use economic and loss migration models that are based on bank regulatory guidelines and industry standards, and our historical charge-off experience and loan delinquency rates, local and national economic conditions, a borrower’s ability to repay its borrowings, and the value of any property collateralizing the loan, as well as a number of subjective factors. However, these determinations involve judgments about changes and trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us, and a weighting among the quantitative and qualitative factors we consider in determining the sufficiency of the ACL. Moreover, the duration and anticipated effects of prevailing economic conditions or trends can be uncertain and can be affected by a number of risks and circumstances that are outside of our control. If changes in economic or market conditions or unexpected subsequent events were to occur, or if changes were made to bank regulatory guidelines or industry standards that are used to assess the sufficiency of the ACL, it could become necessary for us to incur additional, and possibly significant, charges to increase the ACL, which would have the effect of reducing our income.

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

The following table presents the balance in the ACL and the recorded investment in loans by impairment method as of:

	Evaluated for Impairment
(dollars in thousands)	Individually	Collectively	Total

March 31, 2021:
Allowance for credit losses:
Real estate loans:
Residential properties	$1,032	$5,001	$6,033
Commercial properties	482	5,474	5,956
Land and construction	—	3,962	3,962
Commercial and industrial loans	856	6,206	7,062
Consumer loans	—	167	167
Total	$2,370	$20,810	$23,180
Loans:
Real estate loans:
Residential properties	$12,303	$3,267,960	$3,280,263
Commercial properties	14,130	688,125	702,255
Land and construction	—	57,165	57,165
Commercial and industrial loans	5,463	1,057,790	1,063,253
Consumer loans	—	14,270	14,270
Total	$31,896	$5,085,310	$5,117,206

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total
December 31, 2020:
Allowance for credit losses:
Real estate loans:
Residential properties	$1,059	$4,056	$5,115
Commercial properties	374	8,337	8,711
Land and construction	—	892	892
Commercial and industrial loans	956	8,293	9,249
Consumer loans	—	233	233
Total	$2,389	$21,811	$24,200
Loans:
Real estate loans:
Residential properties	$12,414	$3,041,142	$3,053,556
Commercial properties	17,304	730,503	747,807
Land and construction	—	55,832	55,832
Commercial and industrial loans	6,472	912,204	918,676
Consumer loans	—	18,888	18,888
Total	$36,190	$4,758,569	$4,794,759

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of FFI common stock. The remaining balances of the Company’s lines of credit available to draw down totaled $2.7 billion at March 31, 2021.

Cash Flows Provided by Operating Activities. During the quarter ended March 31, 2021, operating activities provided net cash of $33 million, primarily due to net income of $22 million and a net decrease of $5 million in other assets. During the quarter ended March 31, 2020, operating activities provided net cash of $1 million, primarily due to net income of $13 million and $4 million in provisions for credit losses, offset partially by a net increase of $7 million in other assets and $9 million decrease in other liabilities.

Cash Flows Used in Investing Activities. During the quarter ended March 31, 2021, investing activities used net cash of $265 million, primarily due to a $321 million net increase in loans, offset partially by $53 million in cash received in principal collection and maturities of securities, and $3 million in proceeds from a redemption of securities. During the quarter ended March 31, 2020, investing activities used net cash of $209 million, primarily to fund a $264 million net increase in loans and $3 million in securities purchases, offset partially by $55 million in cash received in principal collection and maturities of securities.

Cash Flows Provided by Financing Activities. During the three months ended March 31, 2021, financing activities provided net cash of $71 million, consisting primarily of a net increase of $332 million in deposits, offset partially by a $250 million decrease in FHLB advances, $7 million net paydowns in our line of credit, and $4 million in dividends paid. During the quarter ended March 31, 2020, financing activities provided net cash of $185 million, consisting primarily of a net increase of $140 million in deposits and a $51 million increase in FHLB advances, offset partially by $3 million in dividends paid and $3 million in stock repurchases.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2021 and December 31, 2020, the loan-to-deposit ratios at FFB were 90.1% and 89.8%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of March 31, 2021:

(dollars in thousands)
Commitments to fund new loans	$59,805
Commitments to fund under existing loans, lines of credit	690,573
Commitments under standby letters of credit	14,113

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of

March 31, 2021, FFB was obligated on $277 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $263 million of deposits from the State of California.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
March 31, 2021:
CET1 capital ratio	$608,536	11.13%	$245,984	4.50%
Tier 1 leverage ratio	608,536	8.57%	283,985	4.00%
Tier 1 risk-based capital ratio	608,536	11.13%	327,979	6.00%
Total risk-based capital ratio	640,359	11.71%	437,305	8.00%

December 31, 2020:
CET1 capital ratio	$589,276	11.55%	$229,490	4.50%
Tier 1 leverage ratio	589,276	8.93%	263,986	4.00%
Tier 1 risk-based capital ratio	589,276	11.55%	305,987	6.00%
Total risk-based capital ratio	620,700	12.17%	407,982	8.00%

FFB
March 31, 2021:
CET1 capital ratio	$607,566	11.14%	$245,355	4.50%	$354,402	6.50%
Tier 1 leverage ratio	607,566	8.58%	283,379	4.00%	354,223	5.00%
Tier 1 risk-based capital ratio	607,566	11.14%	327,140	6.00%	436,186	8.00%
Total risk-based capital ratio	639,389	11.73%	436,186	8.00%	545,233	10.00%

December 31, 2020:
CET1 capital ratio	$591,171	11.63%	$228,703	4.50%	$330,349	6.50%
Tier 1 leverage ratio	591,171	8.98%	263,330	4.00%	329,162	5.00%
Tier 1 risk-based capital ratio	591,171	11.63%	304,938	6.00%	406,583	8.00%
Total risk-based capital ratio	622,595	12.25%	406,583	8.00%	508,229	10.00%

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

As of March 31, 2021, FFI had $11.5 million of available liquidity as well as a revolving line of credit and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

As of March 31, 2021, the amount of capital at FFB in excess of amounts required to be well capitalized for purposes of the prompt corrective action regulations was $253 million for the CET1 capital ratio, $253 million for the Tier 1 Leverage Ratio, $171 million for the Tier 1 risk-based capital ratio and $94 million for the Total risk-based capital ratio.

The Company paid a quarterly cash dividend of $0.09 per common share in the first quarter of 2021. It is our current intention to continue to pay quarterly dividends. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. We paid $12.5 million in dividends ($0.28 per share) in 2020.

We had no material commitments for capital expenditures as of March 31, 2021. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the section titled Asset and Liability Management: Interest Rate Risk in our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission on February 26, 2021. There have been no material changes to our quantitative and qualitative disclosures about market risk since December 31, 2020.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2021, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, which we filed with the SEC on February 26, 2021.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company adopted a stock repurchase plan on October 30, 2018 for the repurchase of up to 2,200,000 shares of its common stock from time to time as market conditions allow. This plan has no stated expiration date for the repurchases. The Company did not repurchase any shares during the three months ended March 31, 2021.  As of March 31, 2021, the maximum number of shares that may be purchased under the program was 1,938,600.

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

FIRST FOUNDATION INC.

Dated: May 7, 2021	By:	/s/ KEVIN L. THOMPSON
Kevin L. Thompson
Executive Vice President and Chief Financial Officer

S-1