Form 10-Q
period 2021-06-30
First Foundation Inc.
filed 2021-08-06
CIK 1413837

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of August 3, 2021, the registrant had 44,819,743 shares of common stock, $0.001 par value per share, outstanding

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Cash and cash equivalents	$969,646	$629,707
Securities available-for-sale ("AFS")	745,850	814,671
Allowance for credit losses - investments	(9,116)	(7,245)
Net securities	736,734	807,426

Loans held for sale	498,319	505,404

Loans held for investment	5,512,888	4,803,799
Allowance for credit losses - loans	(22,272)	(24,200)
Net loans	5,490,616	4,779,599

Investment in FHLB stock	17,250	17,250
Deferred taxes	9,618	8,603
Premises and equipment, net	8,183	8,012
Goodwill and intangibles	94,454	95,296
Other assets	114,314	105,863
Total Assets	$7,939,134	$6,957,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$7,106,802	$5,913,433
Borrowings	20,000	269,000
Accounts payable and other liabilities	78,314	79,016
Total Liabilities	7,205,116	6,261,449

Shareholders’ Equity
Common Stock	45	45
Additional paid-in-capital	435,201	433,941
Retained earnings	287,997	247,638
Accumulated other comprehensive income (loss)	10,775	14,087
Total Shareholders’ Equity	734,018	695,711
Total Liabilities and Shareholders’ Equity	$7,939,134	$6,957,160

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Interest income:
Loans	$55,979	$55,134	$109,510	$110,018
Securities AFS	4,927	6,539	10,133	13,536
FHLB stock, fed funds sold and interest-bearing deposits	497	259	898	716
Total interest income	61,403	61,932	120,541	124,270

Interest expense:
Deposits	3,387	10,914	8,010	25,560
Borrowings	106	2,571	392	5,395
Total interest expense	3,493	13,485	8,402	30,955

Net interest income	57,910	48,447	112,139	93,315

Provision for credit losses	44	1,367	404	5,431

Net interest income after provision for credit losses	57,866	47,080	111,735	87,884

Noninterest income:
Asset management, consulting and other fees	8,748	6,733	17,097	14,495
Gain on sale of loans	3,324	—	3,324	—
Other income	1,963	2,236	5,522	5,149
Total noninterest income	14,035	8,969	25,943	19,644

Noninterest expense:
Compensation and benefits	20,203	18,288	41,729	38,145
Occupancy and depreciation	5,710	5,855	11,870	11,367
Professional services and marketing costs	3,907	2,049	6,029	3,803
Customer service costs	2,353	1,622	4,123	3,994
Other expenses	3,444	3,123	6,377	6,500
Total noninterest expense	35,617	30,937	70,128	63,809

Income before taxes on income	36,284	25,112	67,550	43,719
Taxes on income	10,230	7,258	19,141	12,654
Net income	$26,054	$17,854	$48,409	$31,065

Net income per share:
Basic	$0.58	$0.40	$1.08	$0.70
Diluted	$0.58	$0.40	$1.07	$0.69
Shares used in computation:
Basic	44,792,358	44,620,716	44,750,272	44,645,189
Diluted	45,101,958	44,812,369	45,057,330	44,882,520

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
	Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2020	44,667,650	$45	$433,941	$247,638	$14,087	$695,711
Net income	—	—	—	48,409	—	48,409
Other comprehensive income (loss)	—	—	—	—	(3,312)	(3,312)
Stock based compensation	—	—	1,629	—	—	1,629
Cash dividend	—	—	—	(8,050)	—	(8,050)
Issuance of common stock:
Exercise of options	75,807	—	819	—	—	819
Stock grants – vesting of restricted stock units	117,223	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(40,937)	—	(1,188)	—	—	(1,188)
Balance: June 30, 2021	44,819,743	$45	$435,201	$287,997	$10,775	$734,018

Balance: March 31, 2021	44,782,155	$45	$434,346	$265,970	$14,069	$714,430
Net income	—	—	—	26,054	—	26,054
Other comprehensive income (loss)	—	—	—	—	(3,294)	(3,294)
Stock based compensation	—	—	634	—	—	634
Cash dividend	—	—	—	(4,027)	—	(4,027)
Issuance of common stock:
Exercise of options	28,807	—	465	—	—	465
Stock grants – vesting of restricted stock units	9,138	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(357)	—	(244)	—	—	(244)
Balance: June 30, 2021	44,819,743	$45	$435,201	$287,997	$10,775	$734,018

Balance: December 31, 2019	44,670,743	$45	$433,775	$175,773	$4,276	$613,869
Net income	—	—	—	31,065	—	31,065
Other comprehensive income (loss)	—	—	—	—	1,027	1,027
Stock based compensation	—	—	1,195	—	—	1,195
Cash dividend	—	—	—	(6,256)	—	(6,256)
Issuance of common stock:
Exercise of options	86,000	—	645	—	—	645
Stock grants – vesting of restricted stock units	92,915	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(224,334)	—	(2,824)	—	—	(2,824)
Balance: June 30, 2020	44,625,324	$45	$432,791	$200,582	$5,303	$638,721

Balance: March 31, 2020	44,615,466	$45	$432,363	$185,852	$4,823	$623,083
Net income	—	—	—	17,854	—	17,854
Other comprehensive income (loss)	—	—	—	—	480	480
Stock based compensation	—	—	428	—	—	428
Cash dividend	—	—	—	(3,124)	—	(3,124)
Issuance of common stock:
Stock grants – vesting of restricted stock units	9,858	—	—	—	—	—
Balance: June 30, 2020	44,625,324	$45	$432,791	$200,582	$5,303	$638,721

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income	$26,054	$17,854	$48,409	$31,065
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	(4,657)	678	(4,682)	1,450
Other comprehensive income (loss) before tax	(4,657)	678	(4,682)	1,450
Income tax expense (benefit) related to items of other comprehensive income	(1,363)	198	(1,370)	423
Other comprehensive income (loss)	(3,294)	480	(3,312)	1,027
Total comprehensive income	$22,760	$18,334	$45,097	$32,092

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$48,409	$31,065
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses - loans	(1,467)	3,060
Provision for credit losses - securities AFS	1,871	2,371
Stock–based compensation expense	1,629	1,195
Depreciation and amortization	1,655	1,547
Deferred tax expense	355	1,462
Amortization of premium on securities	399	—
Amortization of core deposit intangible	842	1,010
Amortization of mortgage servicing rights - net	935	705
Amortization of premiums on purchased loans - net	—	(4,169)
Gain on sale of loans	(3,324)	—
Gain from hedging activities	—	(224)
Valuation allowance on mortgage servicing rights - net	1,309	—
Increase in other assets	(10,695)	(11,266)
Increase (decrease) in accounts payable and other liabilities	(1,264)	1,322
Net cash provided by operating activities	40,654	28,078
Cash Flows from Investing Activities:
Net increase in loans	(841,088)	(594,872)
Proceeds from sale of loans	142,000	—
Purchase of premises and equipment	(1,826)	(1,380)
Recovery of allowance for credit losses	509	564
Purchases of securities AFS	(83,372)	(6,757)
Proceeds from sale of securities	3,400	—
Maturities of securities AFS	143,712	155,376
Sale of FHLB stock, net	—	(2,079)
Net cash used in investing activities	(636,665)	(449,148)
Cash Flows from Financing Activities:
Increase in deposits	1,193,369	756,697
Net (decrease) increase in FHLB advances	(255,000)	21,600
Line of credit net change – borrowings (paydowns), net	6,000	—
Dividends paid	(8,050)	(6,256)
Proceeds from exercise of stock options	819	645
Repurchase of stock	(1,188)	(2,824)
Net cash provided by financing activities	935,950	769,862
Increase in cash and cash equivalents	339,939	348,792
Cash and cash equivalents at beginning of year	629,707	65,387
Cash and cash equivalents at end of period	$969,646	$414,179
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$17,424	$185
Interest	10,019	30,289
Noncash transactions:
Transfer of loans to loans held for sale	$132,521	$14,666
Chargeoffs against allowance for credit losses	408	1,055

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 - UNAUDITED

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

For the Six Months Ended June 30, 2021 - UNAUDITED

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

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2021:
Investment securities available for sale:
Agency mortgage-backed securities	$620,886	$—	$620,886	$—
Beneficial interest – FHLMC securitizations	15,496	—	—	15,496
Corporate bonds	96,619	—	96,619	—
Other	3,733	598	3,135	—
Investment in equity securities	458	458	—	—
Total assets at fair value on a recurring basis	$737,192	$1,056	$720,640	$15,496

December 31, 2020:
Investment securities available for sale:
Agency mortgage-backed securities	$723,995	$—	$723,995	$—
Beneficial interest – FHLMC securitizations	23,463	—	—	23,463
Corporate bonds	58,358	—	58,358	—
Other	1,610	503	1,107	—
Investment in equity securities	338	338	—	—
Total assets at fair value on a recurring basis	$807,764	$841	$783,460	$23,463

The decrease in Level 3 assets from December 31, 2020 was due to securitization paydowns and to $1.9 million in provisions for credit losses in the first six months of 2021.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Internal discounted cash flow analyses are also utilized to estimate the fair value

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 - UNAUDITED

of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3. The total collateral dependent impaired Level 3 loans were $10.2 million and $3.1 million at June 30, 2021 and December 31, 2020, respectively. There were $1.2 million and $1.1 million in specific reserves related to these loans at June 30, 2021 and December 31, 2020.

Real Estate Owned. The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of June 30, 2021 included prepayment rates ranging from 20% to 25% and discount rates ranging from 0.14% to 10%.

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

For the Six Months Ended June 30, 2021 - UNAUDITED

Interest-Bearing Deposits with Financial Institutions. The fair values of interest-bearing deposits maturing within ninety days approximate their carrying values.

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include beneficial interests in FHLMC securitizations. Significant assumptions in the valuation of these Level 3 securities as of June 30, 2021 and December 31, 2020 included prepayment rates ranging from 25% to 35% and discount rates ranging from 7.11% to 10%.

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

Borrowings. The fair value of borrowings is the carrying value of overnight FHLB advances that approximate fair value because of the short-term maturity of this instrument, resulting in a Level 2 classification. The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company, resulting in a Level 3 classification.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 - UNAUDITED

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
June 30, 2021:
Assets:
Cash and cash equivalents	$969,646	$969,646	$—	$—	$969,646
Securities AFS, net	736,734	598	720,640	15,496	736,734
Loans held for sale	498,319	—	503,428	—	503,428
Loans, net	5,490,616	—	—	5,547,016	5,547,016
Investment in FHLB stock	17,250	—	17,250	—	17,250
Investment in equity securities	458	458	—	—	458
Liabilities:
Deposits	$7,106,802	$6,430,077	$683,504	$—	$7,113,581
Borrowings	20,000	—	—	20,000	20,000

December 31, 2020:
Assets:
Cash and cash equivalents	$629,707	$629,707	$—	$—	$629,707
Securities AFS, net	807,426	503	783,460	23,463	807,426
Loans held for sale	505,404	—	510,638	—	510,638
Loans, net	4,779,599	—	—	4,829,258	4,829,258
Investment in FHLB stock	17,250	—	17,250	—	17,250
Investment in equity securities	338	338	—	—	338
Liabilities:
Deposits	$5,913,433	$4,934,537	$978,897	$—	$5,913,434
Borrowings	269,000	—	255,000	14,000	269,000

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
June 30, 2021:
Agency mortgage-backed securities	$608,766	$13,054	$(934)	$—	$620,886
Beneficial interests in FHLMC securitization	24,199	413	—	(9,116)	15,496
Corporate bonds	94,000	2,619	—	—	96,619
Other	3,656	87	(10)	—	3,733
Total	$730,621	$16,173	$(944)	$(9,116)	$736,734
December 31, 2020:
Agency mortgage-backed securities	$705,752	$18,243	$—	$—	$723,995
Beneficial interests in FHLMC securitization	30,497	211	—	(7,245)	23,463
Corporate bonds	57,000	1,358	—	—	58,358
Other	1,512	98	—	—	1,610
Total	$794,761	$19,910	$—	$(7,245)	$807,426

US Treasury securities of $0.6 million as of June 30, 2021 and December 31, 2020 that are included in the table above as Other are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 - UNAUDITED

trust operations. As of June 30, 2021, $186.8 million of agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into from 2018 through 2020.

The table below indicates, as of June 30, 2021, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$70,423	$(933)	$—	$—	$70,423	$(933)
Other	2,520	(11)	—	—	2,520	(11)
Total temporarily impaired securities	$72,943	$(944)	$—	$—	$72,943	$(944)

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

The following is a roll forward of the Bank’s allowance for credit losses related to securities for the following periods:

(dollars in thousands)	Total

Three Months Ended June 30, 2021:
Beginning balance	$8,878
Provision for credit losses	238
Balance: June 30, 2021	$9,116

Six Months Ended June 30, 2021:
Beginning balance	$7,245
Provision for credit losses	1,871
Balance: June 30, 2021	$9,116

Year Ended December 31, 2020:
Beginning balance	$—
Provision for credit losses	7,245
Balance: December 31, 2020	$7,245

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 - UNAUDITED

The scheduled maturities of securities AFS and the related weighted average yields were as follows for the periods indicated:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
June 30, 2021
Amortized Cost:
Corporate bonds	$—	$—	$89,000	$5,000	$94,000
Other	100	1,526	2,030	—	3,656
Total	$100	$1,526	$91,030	$5,000	$97,656
Weighted average yield	0.13%	2.02%	4.45%	3.38%	4.35%
Estimated Fair Value:
Corporate bonds	$—	$—	$91,550	$5,069	$96,619
Other	100	1,611	2,022	—	3,733
Total	$100	$1,611	$93,572	$5,069	$100,352

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2020
Amortized Cost:
Corporate bonds	$—	$—	$57,000	$—	$57,000
Other	500	1,012	—	—	1,512
Total	$500	$1,012	$57,000	$—	$58,512
Weighted average yield	1.83%	2.81%	5.39%	—%	5.32%
Estimated Fair Value:
Corporate bonds	$—	$—	$58,358	$—	$58,358
Other	503	1,107	—	—	1,610
Total	$503	$1,107	$58,358	$—	$59,968

Agency mortgage-backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage-backed securities and beneficial interests as of June 30, 2021 and December 31, 2020 was 2.33% and 2.39%, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 - UNAUDITED

NOTE 4: LOANS

The following is a summary of our loans as of:

	June 30,	December 31,
(dollars in thousands)	2021	2020
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,814,446	$2,247,542
Single family	812,728	806,014
Total real estate loans secured by residential properties	3,627,174	3,053,556
Commercial properties	665,166	747,807
Land and construction	56,603	55,832
Total real estate loans	4,348,943	3,857,195
Commercial and industrial loans	1,142,766	918,676
Consumer loans	9,645	18,888
Total loans	5,501,354	4,794,759
Premiums, discounts and deferred fees and expenses	11,534	9,040
Total	$5,512,888	$4,803,799

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
June 30, 2021:
Real estate loans:
Residential properties	$54	$—	$—	$10,757	$10,811	$3,628,857	$3,639,668
Commercial properties	776	—	—	1,613	2,389	663,155	665,544
Land and construction	—	—	—	—	—	56,565	56,565
Commercial and industrial loans	1,550	250	—	3,817	5,617	1,135,831	1,141,448
Consumer loans	—	—	—	—	—	9,663	9,663
Total	$2,380	$250	$—	$16,187	$18,817	$5,494,071	$5,512,888

Percentage of total loans	0.04%	0.00%	—%	0.29%	0.34%

December 31, 2020:
Real estate loans:
Residential properties	$35	$—	$—	$10,947	$10,982	$3,042,574	$3,053,556
Commercial properties	951	240	—	4,544	5,735	742,072	747,807
Land and construction	—	—	—	—	—	55,832	55,832
Commercial and industrial loans	1,013	411	152	5,137	6,713	911,963	918,676
Consumer loans	—	—	—	—	—	18,888	18,888
Total	$1,999	$651	$152	$20,628	$23,430	$4,771,329	$4,794,759

Percentage of total loans	0.04%	0.01%	0.00%	0.43%	0.49%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 - UNAUDITED

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
June 30, 2021:
Real estate loans:
Residential properties	$2,958	$7,799
Commercial properties	—	1,613
Land and construction	—	—
Commercial and industrial loans	1,881	1,936
Consumer loans	—	—
Total	$4,839	$11,348

December 31, 2020:
Real estate loans:
Residential properties	$2,987	$7,959
Commercial properties	—	4,544
Land and construction	—	—
Commercial and industrial loans	2,581	2,557
Consumer loans	—	—
Total	$5,568	$15,060

The following table presents the loans classified as troubled debt restructurings (“TDR”) by accrual and nonaccrual status as of:

	June 30, 2021			December 31, 2020
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential loans	$1,200	$—	$1,200	$1,200	$—	$1,200
Commercial real estate loans	1,064	1,228	2,292	1,107	1,277	2,384
Commercial and industrial loans	980	2,180	3,160	1,041	2,832	3,873
Total	$3,244	$3,408	$6,652	$3,348	$4,109	$7,457

The following table provides information on loans that were modified as TDRs for the following periods:

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Six Months Ended June 30, 2021:
Commercial and industrial loans	1	$362	$362	$—
Total	1	$362	$362	$—

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year Ended December 31, 2020
Commercial and industrial loans	1	$507	$507	—
Total	1	$507	$507	$—

All of these loans were classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loans. These loans have been paying in accordance with the terms of their restructure.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 - UNAUDITED

NOTE 5: ALLOWANCE FOR CREDIT LOSSES

The following is a roll forward of the Bank’s allowance for credit losses related to loans for the following periods:

	Beginning	Adoption of	Provision for			Ending
(dollars in thousands)	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance
Three Months Ended June 30, 2021:
Real estate loans:
Residential properties	$6,033	$—	$1,203	$—	$—	$7,236
Commercial properties	5,956	—	(471)	—	—	5,485
Land and construction	3,962	—	(1,978)	—	—	1,984
Commercial and industrial loans	7,062	—	487	(194)	103	7,458
Consumer loans	167	—	(58)	—	—	109
Total	$23,180	$—	$(817)	$(194)	$103	$22,272

Six Months Ended June 30, 2021:
Real estate loans:
Residential properties	$5,115	$—	$2,121	$—	$—	$7,236
Commercial properties	8,711	—	(3,226)	—	—	5,485
Land and construction	892	—	1,092	—	—	1,984
Commercial and industrial loans	9,249	—	(1,892)	(408)	509	7,458
Consumer loans	233	—	(124)	—	—	109
Total	$24,200	$—	$(2,029)	$(408)	$509	$22,272

Year Ended December 31, 2020:
Real estate loans:
Residential properties	$8,423	$363	$(3,671)	$—	$—	$5,115
Commercial properties	4,166	3,760	785	—	—	8,711
Land and construction	573	92	227	—	—	892
Commercial and industrial loans	7,448	—	2,642	(1,844)	1,003	9,249
Consumer loans	190	—	43	—	—	233
Total	$20,800	$4,215	$26	$(1,844)	$1,003	$24,200

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 - UNAUDITED

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total
June 30, 2021:
Allowance for credit losses:
Real estate loans:
Residential properties	$1,218	$6,152	$7,370
Commercial properties	437	4,999	5,436
Land and construction	—	1,967	1,967
Commercial and industrial loans	710	6,681	7,391
Consumer loans	—	108	108
Total	$2,365	$19,907	$22,272
Loans:
Real estate loans:
Residential properties	$16,556	$3,623,112	$3,639,668
Commercial properties	14,025	651,519	665,544
Land and construction	—	56,565	56,565
Commercial and industrial loans	5,045	1,136,403	1,141,448
Consumer loans	—	9,663	9,663
Total	$35,626	$5,477,262	$5,512,888

December 31, 2020:
Allowance for credit losses:
Real estate loans:
Residential properties	$1,059	$4,056	$5,115
Commercial properties	374	8,337	8,711
Land and construction	—	892	892
Commercial and industrial loans	956	8,293	9,249
Consumer loans	—	233	233
Total	$2,389	$21,811	$24,200
Loans:
Real estate loans:
Residential properties	$12,414	$3,041,142	$3,053,556
Commercial properties	17,304	730,503	747,807
Land and construction	—	55,832	55,832
Commercial and industrial loans	6,472	912,204	918,676
Consumer loans	—	18,888	18,888
Total	$36,190	$4,758,569	$4,794,759

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 - UNAUDITED

The following tables present risk categories of loans based on year of origination, as of:

							Revolving
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Loans	Total
June 30, 2021:
Loans secured by Real Estate:
Residential
Multifamily
Pass	$664,743	$886,772	$568,896	$368,554	$203,307	$132,432	$—	$2,824,704
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$664,743	$886,772	$568,896	$368,554	$203,307	$132,432	$—	$2,824,704

Single Family
Pass	$157,457	$139,254	$64,441	$81,469	$72,746	$259,317	$23,699	$798,383
Special Mention	—	—	—	—	—	—	26	26
Substandard	—	—	—	—	1,910	11,353	3,292	16,555
Total	$157,457	$139,254	$64,441	$81,469	$74,656	$270,670	$27,017	$814,964

Commercial Real Estate
Pass	$18,446	$39,848	$76,796	$100,255	$124,522	$268,611	$—	$628,478
Special Mention	—	—	10,678	10,740	—	937	—	22,355
Substandard	—	—	5,878	—	2,283	6,550	—	14,711
Total	$18,446	$39,848	$93,352	$110,995	$126,805	$276,098	$—	$665,544

Land and construction
Pass	$—	$214	$16,623	$28,592	$10,538	$598	$—	$56,565
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$—	$214	$16,623	$28,592	$10,538	$598	$—	$56,565

Commercial
Pass	$253,972	$237,331	$118,650	$29,284	$11,238	$26,668	$446,972	$1,124,115
Special Mention	715	1,473	1,080	1,246	—	134	3,048	7,696
Substandard	—	1,114	1,927	1,063	230	2,615	2,688	9,637
Total	$254,687	$239,918	$121,657	$31,593	$11,468	$29,417	$452,708	$1,141,448

Consumer
Pass	$77	$1,145	$—	$1,273	$—	$92	$7,076	$9,663
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$77	$1,145	$—	$1,273	$—	$92	$7,076	$9,663

Total loans
Pass	$1,094,695	$1,304,564	$845,406	$609,427	$422,351	$687,718	$477,747	$5,441,908
Special Mention	715	1,473	11,758	11,986	—	1,071	3,074	30,077
Substandard	—	1,114	7,805	1,063	4,423	20,518	5,980	40,903
Total	$1,095,410	$1,307,151	$864,969	$622,476	$426,774	$709,307	$486,801	$5,512,888

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 - UNAUDITED

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 - UNAUDITED

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses and the related allowance for credit losses (“ACL”) allocated to these loans:

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
June 30, 2021:
Loans secured by Real Estate:
Residential properties
Single family	$9,987	$—	$—	$9,987	$1,204
Commercial loans	—	250	—	250	—
Total	$9,987	$250	$—	$10,237	$1,204

December 31, 2020:
Loans secured by Real Estate:
Residential properties
Single family	$10,144	$—	$—	$10,144	$1,051
Commercial loans	—	250	122	372	44
Total	$10,144	$250	$122	$10,516	$1,095

NOTE 6: LOAN SALES AND MORTGAGE SERVICING RIGHTS

In 2020, FFB sold $553 million of multifamily loans and recognized a gain of $15.1 million. For sales of multifamily loans, FFB retained servicing rights for the majority of these loans and recognized mortgage servicing rights as part of the transactions. As of June 30, 2021 and December 31, 2020, mortgage servicing rights were $5.6 million and $7.9 million, respectively. The amount of loans serviced for others totaled $1.4 billion and $1.5 billion as of June 30, 2021 and December 31, 2020. The mortgage servicing rights as of June 30, 2021 and December 31, 2020 are net of $2.7 million and $1.4 million valuation allowances, respectively.  Excluding $1.3 million in valuation provisions on mortgage servicing rights taken in the six months ended June 30, 2021, servicing fees for the first six months ended June 30, 2021 were $0.9 million, while servicing fees were $0.3 million for the six months ended June 30, 2020.

NOTE 7: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	June 30, 2021		December 31, 2020
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$3,276,901	—	$1,655,847	—
Interest-bearing	896,224	0.201%	871,289	0.372%
Money market and savings	2,256,952	0.319%	2,407,401	0.549%
Certificates of deposits	676,725	0.274%	978,896	0.591%
Total	$7,106,802	0.153%	$5,913,433	0.376%

At June 30, 2021, of the $370 million of certificates of deposits of $250,000 or more, $367 million mature within one year and $3 million mature after one year. Of the $306 million of certificates of deposit of less than $250,000, $298 million mature within one year and $8 million mature after one year. At December 31, 2020, of the $416 million of certificates of deposits of $250,000 or more, $409 million mature within one year and $7 million mature after one year. Of the $563 million of certificates of deposit of less than $250,000, $520 million mature within one year and $43 million mature after one year.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 - UNAUDITED

NOTE 8: BORROWINGS

At June 30, 2021, our borrowings consisted of $20 million of borrowings under a holding company line of credit. At December 31, 2020, our borrowings consisted of $255 million of overnight FHLB advances at the Bank and $14 million of borrowings under a holding company line of credit. At June 30, 2021, the interest rate on the holding company line of credit was 3.70%.

FHLB advances are collateralized primarily by loans secured by single family, multifamily, and commercial real estate properties with a carrying value of $3.9 billion as of June 30, 2021. As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB or the Federal Reserve Bank. The Bank’s total borrowing capacity from the FHLB at June 30, 2021 was $2.5 billion. The Bank had in place $277 million of letters of credit from the FHLB, as of June 30, 2021 which are used to meet collateral requirements for borrowings from the State of California and local agencies.

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $40 million. The loan agreement matures in five years, with an option to extend the maturity date subject to certain conditions, and bears interest at 90 day LIBOR plus 350 basis points (3.50%). FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in FFB. We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. As of June 30, 2021 and December 31, 2020, FFI was in compliance with the covenants on this loan agreement.

The Bank also has $195 million available borrowing capacity through unsecured fed funds lines, ranging in size from $20 million to $100 million, with five other financial institutions, and a $234 million secured line with the Federal Reserve Bank, secured by single family loans. None of these lines had outstanding borrowings as June 30, 2021. Combined, the Bank’s unused lines of credit as of June 30, 2021 and December 31, 2020 were $3.0 billion and $2.4 billion, respectively. The average balance of overnight borrowings during all of 2020 was $56 million.

NOTE 9: EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock that would then share in earnings. The following table sets forth the Company’s unaudited earnings per share calculations for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Three Months Ended
	June 30, 2021		June 30, 2020
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted
Net income	$26,054	$26,054	$17,854	$17,854
Basic common shares outstanding	44,792,358	44,792,358	44,620,716	44,620,716
Effect of options, restricted stock and contingent shares issuable		309,600		191,653
Diluted common shares outstanding		45,101,958		44,812,369
Earnings per share	$0.58	$0.58	$0.40	$0.40

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 - UNAUDITED

	Six Months Ended		Six Months Ended
	June 30, 2021		June 30, 2020
(dollars in thousands, except share and per share amounts)	Basic	Diluted	Basic	Diluted
Net income	$48,409	$48,409	$31,065	$31,065
Basic common shares outstanding	44,750,272	44,750,272	44,645,189	44,645,189
Effect of options and restricted stock		307,058		237,331
Diluted common shares outstanding		45,057,330		44,882,520
Earnings per share	$1.08	$1.07	$0.70	$0.69

Based on a weighted average basis, restricted stock units to purchase 62,267 and 59,375 shares of common stock were excluded for the six months ended June 30, 2021 and 2020, respectively, because their effect would have been anti-dilutive.

NOTE 10: SEGMENT REPORTING

For the three and six months ended June 30, 2021 and 2020, the Company had two reportable business segments: Banking (FFB and FFIS) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Three Months Ended June 30, 2021:
Interest income	$61,403	$—	$—	$61,403
Interest expense	3,387	—	106	3,493
Net interest income	58,016	—	(106)	57,910
Provision for credit losses	44	—	—	44
Noninterest income	7,199	7,240	(404)	14,035
Noninterest expense	28,868	5,372	1,377	35,617
Income (loss) before taxes on income	$36,303	$1,868	$(1,887)	$36,284

Three Months Ended June 30, 2020:
Interest income	$61,932	$—	$—	$61,932
Interest expense	13,435	—	50	13,485
Net interest income	48,497	—	(50)	48,447
Provision for credit losses	1,367	—	—	1,367
Noninterest income	3,635	5,631	(297)	8,969
Noninterest expense	25,042	5,404	491	30,937
Income (loss) before taxes on income	$25,723	$227	$(838)	$25,112

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2021 - UNAUDITED

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Six Months Ended June 30, 2021:
Interest income	$120,541	$—	$—	$120,541
Interest expense	8,235	—	167	8,402
Net interest income	112,306	—	(167)	112,139
Provision for credit losses	404	—	—	404
Noninterest income	12,508	14,163	(728)	25,943
Noninterest expense	57,447	11,103	1,578	70,128
Income (loss) before taxes on income	$66,963	$3,060	$(2,473)	$67,550

Six Months Ended June 30, 2020:
Interest income	$124,270	$—	$—	$124,270
Interest expense	30,875	—	80	30,955
Net interest income	93,395	—	(80)	93,315
Provision for credit losses	5,431	—	—	5,431
Noninterest income	8,294	12,119	(769)	19,644
Noninterest expense	51,286	11,569	954	63,809
Income (loss) before taxes on income	$44,972	$550	$(1,803)	$43,719

NOTE 11: ACQUISITIONS

Acquisition of TGR Financial, Inc.

On June 2, 2021, FFI entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with TGR Financial, Inc. (“TGR Financial”), pursuant to which TGR Financial will merge with and into FFI (the “Merger”), with FFI as the surviving corporation.  The Merger Agreement contemplates that immediately after the Merger, First Florida Integrity Bank, a Florida state-chartered bank and wholly-owned subsidiary of TGR Financial, will merge with and into FFB, with FFB as the surviving bank. Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each outstanding share of TGR Financial common stock will be converted into the right to receive 0.6068 (the “Exchange Ratio”) of a share of FFI common stock, and each outstanding share of TGR Financial preferred stock will be converted into the right to receive the number of shares of FFI common stock equal to the product of the number of shares of TGR Financial common stock into which such share of TGR Financial preferred stock is convertible in connection with, and as a result of, the Merger, multiplied by the Exchange Ratio. In addition, at the effective time of the Merger, FFI will cash out all outstanding stock option based on a formula using the average price of FFI’s common stock for a 20-day trading period prior to the closing of the Merger. Subject to regulatory and shareholder approvals, the transaction is expected to close during the fourth quarter of 2021.

NOTE 12: SUBSEQUENT EVENTS

Cash Dividend

On July 27, 2021, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per common share to be paid on August 20, 2021 to stockholders of record as of the close of business on August 9, 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the three and six months ended June 30, 2021 as compared to our results of operations in the three and six months ended June 30, 2020; and our financial condition at June 30, 2021 as compared to our financial condition at December 31, 2020. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2020, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (as amended, our “2020 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021.

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

Further, statements about the potential effects of the proposed acquisition of TGR Financial on our business, financial results, and condition may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in the forward-looking statements due to factors and future developments which are uncertain, unpredictable and in many cases beyond our control, including the possibility that the proposed merger does not close when expected or at all because required regulatory, shareholder or other approvals, financial tests or other conditions to closing are not received or satisfied on a timely basis or at all; changes in our or TGR Financial’s stock price before closing, including as a result of each company’s financial performance prior to closing or transaction-related uncertainty, or more generally due to broader stock market movements, and the performance of financial companies and peer group companies; the occurrence of any event, change or other circumstance that could give risk to the right of one or both of the parties to terminate the merger agreement; the risk that the benefits from the proposed merger may not be fully realized or may take longer to realize than expected or be more costly to achieve, including as a result of changes in general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which we and TGR Financial operate; our ability to promptly and effectively integrate the companies’ businesses; reputational risks and the reaction of the companies' customers, employees and counterparties to the proposed merger; diversion of management time on merger-related issues; lower than expected revenues, credit quality deterioration or a reduction in real estate values or a reduction in net earnings; and that the COVID-19 pandemic, including uncertainty and volatility in financial, commodities and other markets, and disruptions to banking and other financial activity, could harm our or TGR Financial's business, financial position and results of operations, and could adversely affect the timing and anticipated benefits of the proposed merger.

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

Allowance for Credit Losses - Securities Available-for-Sale (“AFS”) - For securities AFS in an unrealized loss position, the Company first evaluates whether it intends to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the security amortized cost basis is written down to fair value through income. If the criteria is not met, the Company is required to assess whether the decline in fair value has resulted from credit losses or noncredit-related factors. If the present value of expected cash flows to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist, the Company records the decline in fair value through other comprehensive income, net of related income tax effects. The Company has made the election to exclude accrued interest receivable on securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. See Note 3, Securities, for additional information related to the Company’s allowance for credit losses on securities AFS.

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

Overview and Recent Developments

Our results of operations for the first six months of 2021 include:

●	Total loans, including loans held for sale, increased $702 million in the six months ended June 30, 2021 as a result of $1.9 billion of originations and $56 million of loan purchases, which was partially offset by payoffs or scheduled payments of $1.3 billion.
●	During the six months ended June 30, 2021, total deposits increased by $1.2 billion and total revenues (net interest income and noninterest income) increased by 22% when compared to the six months ended June 30, 2020.

Proposed Merger with TGR Financial, Inc.  On June 2, 2021, FFI entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with TGR Financial, Inc. (“TGR Financial”), pursuant to which TGR Financial will merge with and into FFI (the “Merger”), with FFI as the surviving corporation.  The Merger Agreement contemplates that immediately after the Merger, First Florida Integrity Bank, a Florida state-chartered bank and wholly-owned subsidiary of TGR Financial, will merge with and into FFB, with FFB as the surviving bank. Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each outstanding share of TGR Financial common stock will be converted into the right to receive 0.6068 (the “Exchange Ratio”) of a share of FFI common stock, and each outstanding share of TGR Financial preferred stock will be converted into the right to receive the number of shares of FFI common stock equal to the product of the number of shares of TGR Financial common stock into which such share of TGR Financial preferred stock is convertible in connection with, and as a result of, the Merger, multiplied by the Exchange Ratio. In addition, at the effective time of the Merger, FFI will cash out all outstanding stock option based on a formula using the average price of FFI’s common stock for a 20-day trading period prior to the closing of the Merger. Subject to regulatory and shareholder approvals, the transaction is expected to close during the fourth quarter of 2021.

COVID-19 Update.  Our business continues to be affected by the COVID-19 pandemic, which has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree.  As restrictive measures were eased during the first half of 2021, commercial activity has improved but has not returned to the levels existing prior to the outbreak of the pandemic, and many businesses continue to operate under restricted measures and the ongoing risk that they will face further restrictions imposed in response to the pandemic, all of which may result in our customers’ inability to meet their loan obligations to us and reduce demand for loans and other services we offer.  In addition, we continue to operate under our Pandemic Response Business Continuity Plan, under which approximately 20% of our corporate employees continue to working remotely.  We continue to follow protocols for the safety of our clients and employees. Additional costs associated with the safety protocols, such as additional cleaning and supplies has been offset by reduced costs for parking, meals, entertainment and travel. We have implemented alternative procedures, such as electronic signatures and approvals, to maintain effective internal controls over our financial reporting processes.  We continued to face other risk and uncertainties as a result of the COVID-19 pandemic, including those described in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, which we filed with the SEC on February 26, 2021.

Results of Operations

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, gains on sales of loans, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of assets under management (“AUM”). Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 57% and 77%, respectively, of the total noninterest expense for Banking and Wealth Management in the six months ended June 30, 2021.

The following table shows key operating results for each of our business segments for the three months ended June 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2021:
Interest income	$61,403	$—	$—	$61,403
Interest expense	3,387	—	106	3,493
Net interest income	58,016	—	(106)	57,910
Provision for credit losses	44	—	—	44
Noninterest income	7,199	7,240	(404)	14,035
Noninterest expense	28,868	5,372	1,377	35,617
Income (loss) before taxes on income	$36,303	$1,868	$(1,887)	$36,284

2020:
Interest income	$61,932	$—	$—	$61,932
Interest expense	13,435	—	50	13,485
Net interest income	48,497	—	(50)	48,447
Provision for credit losses	1,367	—	—	1,367
Noninterest income	3,635	5,631	(297)	8,969
Noninterest expense	25,042	5,404	491	30,937
Income (loss) before taxes on income	$25,723	$227	$(838)	$25,112

General. Our net income and income before taxes in the three months ended June 30, 2021 were $26.1 million and $36.3 million, respectively, as compared to $17.9 million and $25.1 million, respectively, in the three months ended June 30, 2020. The $11.2 million increase in income before taxes was the result of a $10.6 million increase in income before taxes for Banking and a $1.6 million increase in income before taxes for Wealth Management, which was partially offset by a $0.9 million increase in corporate noninterest expenses. The increase in Banking was due to higher net interest income, higher noninterest income, and lower provision for credit losses. The increase in Wealth Management was due to higher noninterest income and lower noninterest expenses.

The following table shows key operating results for each of our business segments for the six months ended June 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2021:
Interest income	$120,541	$—	$—	$120,541
Interest expense	8,235	—	167	8,402
Net interest income	112,306	—	(167)	112,139
Provision for credit losses	404	—	—	404
Noninterest income	12,508	14,163	(728)	25,943
Noninterest expense	57,447	11,103	1,578	70,128
Income (loss) before taxes on income	$66,963	$3,060	$(2,473)	$67,550

2020:
Interest income	$124,270	$—	$—	$124,270
Interest expense	30,875	—	80	30,955
Net interest income	93,395	—	(80)	93,315
Provision for credit losses	5,431	—	—	5,431
Noninterest income	8,294	12,119	(769)	19,644
Noninterest expense	51,286	11,569	954	63,809
Income (loss) before taxes on income	$44,972	$550	$(1,803)	$43,719

General. Our net income and income before taxes in the six months ended June 30, 2021 were $48.4 million and $67.6 million, respectively, as compared to $31.1 million and $43.7 million, respectively, in the six months ended June 30, 2020. The $23.9 million increase in income before taxes was the result of a $22.0 million increase in income before taxes for Banking and a $2.5 million increase in income before taxes for Wealth Management, which was partially offset by a $0.6 million increase in corporate noninterest expenses. The increase in Banking was due to higher net interest income, higher noninterest income, and lower provision for credit losses. The increase in Wealth Management was due to higher noninterest income and lower noninterest expenses.

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

	Three Months Ended June 30:
	2021			2020
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$5,780,494	$55,979	3.88%	$5,475,796	$55,134	4.03%
Securities AFS	741,967	4,927	2.66%	919,788	6,539	2.84%
FHLB stock, fed funds, and deposits	727,053	497	0.27%	154,728	259	0.67%
Total interest-earning assets	7,249,514	61,403	3.39%	6,550,312	61,932	3.78%
Noninterest-earning assets:
Nonperforming assets	16,500			10,817
Other	193,334			181,459
Total assets	$7,459,348			$6,742,588
Interest-bearing liabilities:
Demand deposits	$940,133	$556	0.24%	$373,231	$370	0.40%
Money market and savings	2,271,899	2,137	0.38%	1,481,521	3,129	0.85%
Certificates of deposit	720,326	694	0.39%	1,937,245	7,415	1.54%
Total interest-bearing deposits	3,932,358	3,387	0.35%	3,791,997	10,914	1.16%
Borrowings	12,980	106	3.26%	810,844	2,571	1.28%
Total interest-bearing liabilities	3,945,338	3,493	0.35%	4,602,841	13,485	1.18%
Noninterest-bearing liabilities:
Demand deposits	2,751,013			1,442,333
Other liabilities	42,761			70,984
Total liabilities	6,739,112			6,116,158
Shareholders’ equity	720,236			626,430
Total liabilities and equity	$7,459,348			$6,742,588
Net Interest Income		$57,910			$48,447
Net Interest Rate Spread			3.04%			2.60%
Net Interest Margin			3.20%			2.96%

	Six Months Ended June 30:
	2021			2020
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$5,583,216	$109,510	3.93%	$5,278,974	$110,018	4.17%
Securities AFS	757,002	10,133	2.68%	959,707	13,536	2.82%
FHLB stock, fed funds and deposits	720,750	898	0.25%	108,374	716	1.33%
Total interest-earning assets	7,060,968	120,541	3.42%	6,347,055	124,270	3.92%
Noninterest-earning assets:
Nonperforming assets	17,322			11,371
Other	191,498			177,693
Total assets	$7,269,788			$6,536,119
Interest-bearing liabilities:
Demand deposits	$955,198	$1,430	0.30%	$366,321	1,096	0.60%
Money market and savings	2,307,010	4,719	0.41%	1,427,421	7,524	1.06%
Certificates of deposit	790,298	1,861	0.47%	1,955,210	16,940	1.74%
Total interest-bearing deposits	4,052,506	8,010	0.40%	3,748,952	25,560	1.37%
Borrowings	108,999	392	0.73%	746,890	5,395	1.45%
Total interest-bearing liabilities	4,161,505	8,402	0.41%	4,495,842	30,955	1.38%
Noninterest-bearing liabilities:
Demand deposits	2,343,141			1,354,331
Other liabilities	54,742			64,009
Total liabilities	6,559,388			5,914,182
Stockholders’ equity	710,400			621,937
Total liabilities and equity	$7,269,788			$6,536,119
Net Interest Income		$112,139			$93,315
Net Interest Rate Spread			3.01%			2.54%
Net Interest Margin			3.18%			2.94%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. Variances attributable to both rate and volume changes, calculated by multiplying the change in rates by the change in average balances, have been allocated to the rate variance. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the three and six months ended June 30, 2021, as compared to the three and six months ended June 30, 2020:

	Quarter Ended			Six Months Ended
	June 30, 2021 vs. 2020			June 30, 2021 vs. 2020
	Increase (Decrease) due to			Increase (Decrease) due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans	$3,018	$(2,173)	$845	$6,034	$(6,542)	$(508)
Securities	(1,202)	(410)	(1,612)	(2,747)	(656)	(3,403)
FHLB stock, fed funds and deposits	472	(234)	238	1,172	(990)	182
Total interest-earning assets	2,288	(2,817)	(529)	4,459	(8,188)	(3,729)
Interest paid on:
Demand deposits	385	(199)	186	1,085	(751)	334
Money market and savings	1,233	(2,225)	(992)	3,185	(5,990)	(2,805)
Certificates of deposit	(3,045)	(3,676)	(6,721)	(6,814)	(8,265)	(15,079)
Borrowings	(4,064)	1,599	(2,465)	(3,160)	(1,843)	(5,003)
Total interest-bearing liabilities	(5,491)	(4,501)	(9,992)	(5,704)	(16,849)	(22,553)
Net interest income	$7,779	$1,684	$9,463	$10,163	$8,661	$18,824

Net interest income increased 20%, from $48.4 million in the three months ended June 30, 2020, to $57.9 million in the three months ended June 30, 2021 due to an 11% increase in interest-earning assets and an increase in the net interest rate spread. On a consolidated basis our net interest margin increased from 2.96% in the three months ended June 30, 2020, to 3.20% in the three months ended June 30, 2021, due to a decrease in the cost of interest-bearing liabilities, from 1.18% in the three months ended June 30, 2020, to 0.35% in the three months ended June 30, 2021, which was partially offset by a decrease in yield on interest-earning assets, from 3.78% in the three months ended June 30, 2020, to 3.39% in the three months ended June 30, 2021. The decrease in the cost of interest-bearing liabilities was due to decreased costs of interest-bearing deposits, resulting from decreases in deposit market rates, and decreased average balance of borrowings, as the average balance on FHLB advances and other borrowings decreased from $810.8 million in the three months ended June 30, 2020, to $13.0 million in the three months ended June 30, 2021. The average balance outstanding under the holding company line of credit increased from $4.1 million in the three months ended June 30, 2020, to $11.4 million in the three months ended June 30, 2021.

Net interest income increased 20% from $93.3 million in the six months ended June 30, 2020, to $112.1 million in the six months ended June 30, 2021 due primarily to an 11% increase in interest-earning assets. On a consolidated basis our net interest margin was 3.18% for the six months ended June 30, 2021 as compared to 2.94% in the six months ended June 30, 2020. This increase was due to an increase in the net interest rate spread, from 2.54% in the six months ended June 30, 2020 to 3.01% in the six months ended June 30, 2021. The increase in the net interest rate spread was due to a decrease in the cost of interest-bearing liabilities, from 1.38% in the six months ended June 30, 2020, to 0.41% in the six months ended June 30, 2021, which was partially offset by a decrease in yield on total interest-earning assets, from 3.92% in the six months ended June 30, 2020, to 3.42% in the six months ended June 30, 2021. The decrease in the cost of interest-bearing liabilities was due to decreased costs of interest-bearing deposits, resulting from decreases in deposit market rates, and decreased costs of borrowings, as the average rate on FHLB advances and other overnight borrowings decreased from 1.44% in the six months ended June 30, 2020 to 0.73% in the six months ended June 30, 2021. The average balance outstanding under the holding company line of credit increased from $3.2 million in the six months ended June 30, 2020 to $9.1 million in the six months ended June 30, 2021.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the estimated losses inherent in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. The provision for credit losses for the three and six months ended June 30, 2021 was $44 thousand and $0.4 million, respectively, compared to $1.4 million and $5.4 million, respectively, for the three and six months ended June 30, 2020. Net chargeoffs against the ACL were $0.1 million for the three months ended June 30, 2021, and there were net recoveries of $0.1 million for the six months ended June 30, 2021, as compared to net chargeoffs of $0.4 million and $0.5 million for the three and six months ended June 30, 2020. The decrease in the provision for credit losses for the three and six months ended June 30, 2021 was a result of improvement in the economic scenario outlook.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, and gains and losses from capital market activities and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the periods indicated:

(dollars in thousands)	2021	2020
Three Months Ended June 30:
Trust fees	$1,763	$1,232
Loan related fees	1,324	1,818
Deposit charges	397	268
Gain on sale of loans	3,324	—
Consulting fees	100	114
Other	291	203
Total noninterest income	$7,199	$3,635

Six Months Ended June 30:
Trust fees	$3,431	$2,696
Loan related fees	4,268	4,391
Deposit charges	776	591
Consulting fees	201	200
Gain on sale of loans	3,324	—
Other	508	416
Total noninterest income	$12,508	$8,294

Noninterest income for Banking in the three and six months ended June 30, 2021 were $3.6 million and $4.2 million higher than the three and six months ended June 30, 2020, respectively, due to an increase in trust fees and $3.3 million in gains on sales of loans, offset partially by a decrease in loan related fees. The increase in trust fees was due primarily to higher levels of billable assets under advisement (“AUA”). Loan related fees decreased due to a $1.3 million valuation allowance on mortgage servicing rights in the three and six months ended June 30, 2021 when compared to the corresponding period in 2020, which was due to an increase in prepayment speeds.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the periods indicated:

(dollars in thousands)	2021	2020
Three Months Ended June 30:
Noninterest income	$7,240	$5,631

Six Months Ended June 30:
Noninterest income	$14,163	$12,119

Noninterest income for Wealth Management increased by $1.6 million and $2.0 million in the three and six months ended June 30, 2021, respectively, when compared to the corresponding period in 2020, due primarily to higher levels of billable AUM in the quarter.

The following table summarizes the activity in our AUM for the periods indicated:

		Existing account
	Beginning	Additions/	New
(dollars in thousands)	Balance	Withdrawals	Accounts	Terminations	Performance	Ending balance
Three Months Ended June 30, 2021:
Fixed Income	$1,430,492	$(31,707)	$21,149	$(16,800)	$6,259	$1,409,393
Equities	2,644,993	46,658	86,551	(42,202)	224,111	2,960,111
Cash and other	952,504	(75,231)	53,048	(24,320)	44,357	950,358
Total	$5,027,989	$(60,280)	$160,748	$(83,322)	$274,727	$5,319,862

Six Months Ended June 30, 2021:
Fixed Income	$1,474,479	$(119,994)	$39,463	$(26,012)	$41,457	$1,409,393
Equities	2,451,056	182,320	131,894	(82,784)	277,625	2,960,111
Cash and other	1,001,256	(160,876)	95,336	(61,712)	76,354	950,358
Total	$4,926,791	$(98,550)	$266,693	$(170,508)	$395,436	$5,319,862

Year Ended December 31, 2020:
Fixed Income	$1,678,660	$(334,302)	$117,362	$(42,907)	$55,666	$1,474,479
Equities	2,628,472	(645,341)	115,418	(83,292)	435,799	2,451,056
Cash and other	131,120	809,238	133,286	(50,799)	(21,589)	1,001,256
Total	$4,438,252	$(170,405)	$366,066	$(176,998)	$469,876	$4,926,791

The $393 million increase in AUM during the six months ended June 30, 2021 was the net result of $267 million of new accounts, $387 million of portfolio gains, and terminations and net withdrawals of $261 million.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2021	2020	2021	2020
Three Months Ended June 30, 2021:
Compensation and benefits	$15,835	$13,847	$4,130	$4,088
Occupancy and depreciation	5,268	5,248	442	567
Professional services and marketing	2,296	1,506	677	636
Customer service costs	2,353	1,622	—	—
Other expenses	3,116	2,819	123	113
Total noninterest expense	$28,868	$25,042	$5,372	$5,404

Six Months Ended June 30, 2021:
Compensation and benefits	$32,658	$28,680	$8,577	$8,670
Occupancy and depreciation	10,907	10,115	963	1,176
Professional services and marketing	4,067	2,692	1,316	1,417
Customer service costs	4,123	3,994	—	—
Other expenses	5,692	5,805	247	306
Total noninterest expense	$57,447	$51,286	$11,103	$11,569

Noninterest expense in Banking increased from $25 million in the three months ended June 30, 2020, to $28.9 million in the three months ended June 30, 2021, primarily due to higher compensation and benefits, professional services and marketing expenses, and customer service costs. Compensation and benefits were $2.0 million higher in the three months ended June 30, 2021 due to increases in FTE. The FTE in Banking increased to 459.5 in the three months ended June 30, 2021, from 437.4 in the three months ended June 30, 2020, due to increased staffing related to additional personnel added to support the growth in loans and deposits. Professional services and marketing were higher due primarily to $1.2 million of one-time merger expenses during the second quarter of 2021 related to the TGR Financial acquisition. The $0.7 million increase in customer service costs was due to higher earnings credits paid on increases in deposit balances. Noninterest expenses for Wealth Management were $5.4 million for the three months ended June 30, 2021 and three months ended June 30, 2020.

Noninterest expense in Banking increased from $51.3 million in the six months ended June 30, 2020, to $57.4 million in the six months ended June 30, 2021, primarily due to increases in compensation and benefits and professional services and marketing. Compensation and benefits for Banking increased, from $28.7 million in the six months ended June 30, 2020, to $32.7 million in the six months ended June 30, 2021, due to increases in FTE, and due to merit increases and annual bonus and commission payouts in the first quarter of 2021. The FTE in Banking increased to 450.8 in the six months ended June 30, 2021, from 434.3 in the six months ended June 30, 2020, due to increased staffing related to additional personnel added to support the growth in loans and deposits. The $1.4 million increase in professional services and marketing for Banking in the six months ended June 30, 2021, as compared to the six months ended June 30, 2020 was due to primarily to $1.2 million of one-time merger expenses during the second quarter of 2021 related to the TGR Financial acquisition. Noninterest expenses for Wealth Management decreased by $0.5 million in the six months ended June 30, 2021, when compared to the six months ended June 30, 2020, primarily due to lower compensation and benefits, occupancy and depreciation, and professional services and marketing expenses. Professional services and marketing expenses for Wealth Management were $0.2 million lower due to costs incurred on a legal matter in the six months ended June 30, 2020.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
June 30, 2021:
Cash and cash equivalents	$969,081	$940	$(375)	$969,646
Securities AFS, net	736,734	—	—	736,734
Loans held for sale	498,319	—	—	498,319
Loans, net	5,490,616	—	—	5,490,616
Premises and equipment	7,546	501	136	8,183
FHLB Stock	17,250	—	—	17,250
Deferred taxes	9,390	162	66	9,618
Goodwill and intangibles	94,454	—	—	94,454
Other assets	93,278	314	20,722	114,314
Total assets	$7,916,668	$1,917	$20,549	$7,939,134

Deposits	$7,114,402	$—	$(7,600)	$7,106,802
Borrowings	—	—	20,000	20,000
Intercompany balances	6,244	(5,291)	(953)	—
Other liabilities	65,199	2,479	10,636	78,314
Shareholders’ equity	730,823	4,729	(1,534)	734,018
Total liabilities and equity	$7,916,668	$1,917	$20,549	$7,939,134

December 31, 2020:
Cash and cash equivalents	$629,066	$1,671	$(1,030)	$629,707
Securities AFS, net	807,426	—	—	807,426
Loans held for sale	505,404	—	—	505,404
Loans, net	4,779,599	—	—	4,779,599
Premises and equipment	7,313	563	136	8,012
FHLB Stock	17,250	—	—	17,250
Deferred taxes	8,663	186	(246)	8,603
Goodwill and intangibles	95,296	—	—	95,296
Other assets	91,702	314	13,847	105,863
Total assets	$6,941,719	$2,734	$12,707	$6,957,160

Deposits	$5,919,155	$—	$(5,722)	$5,913,433
Borrowings	255,000	—	14,000	269,000
Intercompany balances	4,493	(3,519)	(974)	—
Other liabilities	65,423	3,808	9,785	79,016
Shareholders’ equity	697,648	2,445	(4,382)	695,711
Total liabilities and equity	$6,941,719	$2,734	$12,707	$6,957,160

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the six months ended June 30, 2021 total assets increased by $982 million, primarily due to an increase in loans and in cash. During the six months ended June 30, 2021, securities decreased by $71 million primarily due to payoffs of mortgage backed securities. Loans and loans held for sale increased $702 million in the six months ended June 30, 2021, primarily as a result of $1.9 billion of originations, which were partially offset by payoffs or scheduled payments of $1.2 billion. The $1.2 billion growth in deposits during the six months ended June 30, 2021 included increases in commercial deposits of $1.3 billion and branch deposits of $119 million, which were partially offset by a $209 million decrease in wholesale deposits and a $78 million decrease in digital channel deposits. Borrowings decreased by $249 million during the six months ended June 30, 2021 as cash provided by the increase in deposits, which exceeded the growth in our assets, was used to pay down our borrowings at the Bank. At June 30, 2021 and December 31, 2020, the outstanding balance on the holding company line of credit was $20 million.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased by $340 million during the six months ended June 30, 2021. Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
June 30, 2021:
Agency mortgage-backed securities	$608,766	$13,054	$(934)	$—	$620,886
Beneficial interest – FHLMC securitization	24,199	413	—	(9,116)	15,496
Corporate bonds	94,000	2,619	—	—	96,619
Other	3,656	87	(10)	—	3,733
Total	$730,621	$16,173	$(944)	$(9,116)	$736,734

December 31, 2020:
Agency mortgage-backed securities	$705,752	$18,243	$—	$—	$723,995
Beneficial interest – FHLMC securitization	30,497	211	—	(7,245)	23,463
Corporate bonds	57,000	1,358	—	—	58,358
Other	1,512	98	—	—	1,610
Total	$794,761	$19,910	$—	$(7,245)	$807,426

US Treasury Securities that are included in the table above are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations. Agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into from 2018 through 2020.

The scheduled maturities of securities AFS, other than agency mortgage backed securities, and the related weighted average yield is as follows, as of June 30, 2021:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
Amortized Cost:
Corporate bonds	$—	$—	$89,000	$5,000	$94,000
Other	100	1,526	2,030	—	3,656
Total	$100	$1,526	$91,030	$5,000	$97,656
Weighted average yield	0.13%	2.02%	4.45%	3.38%	4.35%
Estimated Fair Value:
Corporate bonds	$—	$—	$91,550	$5,069	$96,619
Other	100	1,611	2,022	—	3,733
Total	$100	$1,611	$93,572	$5,069	$100,352

Agency mortgage-backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage-backed securities and beneficial interests as of June 30, 2021 was 2.33%.

Loans. The following table sets forth our loans, by loan category, as of:

	June 30,	December 31,
(dollars in thousands)	2021	2020
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,814,446	$2,247,542
Single family	812,728	806,014
Total real estate loans secured by residential properties	3,627,174	3,053,556
Commercial properties	665,166	747,807
Land and construction	56,603	55,832
Total real estate loans	4,348,943	3,857,195
Commercial and industrial loans	1,142,766	918,676
Consumer loans	9,645	18,888
Total loans	5,501,354	4,794,759
Premiums, discounts and deferred fees and expenses	11,534	9,040
Total	$5,512,888	$4,803,799

Loans and loans held for sale increased $702 million during six months ended June 30, primarily as a result of $1.9 billion in originations, and $56 million in loan purchases, which were partially offset by payoffs or scheduled payments of $1.2 billion.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	June 30, 2021		December 31, 2020
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$3,276,901	—	$1,655,847	—
Interest-bearing	896,224	0.201%	871,289	0.372%
Money market and savings	2,256,952	0.319%	2,407,401	0.549%
Certificates of deposits	676,725	0.274%	978,896	0.591%
Total	$7,106,802	0.153%	$5,913,433	0.376%

During the six months ended June 30, 2021, our deposit rates have moved in a manner consistent with overall deposit market rates. The weighted average rate of our interest-bearing deposits decreased from 0.52% at December 31, 2020, to 0.28% at June 30, 2021 due to decreased costs of interest-bearing deposits, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits have decreased from 0.38% at December 31, 2020 to 0.15% at June 30, 2021. The financial impact of the increase in noninterest-bearing deposits is reflected in customer service costs, which are included in noninterest expenses.

The maturities of our certificates of deposit of $100,000 or more were as follows as of June 30, 2021:

(dollars in thousands)
3 months or less	$236,994
Over 3 months through 6 months	180,141
Over 6 months through 12 months	73,155
Over 12 months	7,606
Total	$497,896

From time to time, the Bank will utilize brokered deposits as a source of funding. As of June 30, 2021, the Bank held $117 million of deposits, which are classified as brokered deposits.

Borrowings. At June 30, 2021, our borrowings consisted of $20 million of borrowings under a holding company line of credit. At December 31, 2020, our borrowings consisted of $255 million in FHLB term advances at the Bank, and $14 million of borrowings under a company line of credit. Because FFB generally utilizes overnight borrowings, the balance of outstanding borrowings may fluctuate on a daily basis. The average balance of FHLB advances outstanding during the six months ended June 30, 2021 was $100 million, as compared to $744 million for the six months ended June 30, 2020. The weighted average interest rate on these borrowings was 0.45% for the six months ended June 30, 2021, as compared to 1.44% for the six months ended June 30, 2020. The maximum amount of borrowings at the Bank outstanding at any month-end during the six months ended June 30, 2021, and during all of 2020, was $255 million and $860 million, respectively.

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

			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
June 30, 2021:
Real estate loans:
Residential properties	$54	$—	$—	$10,757	$10,811	$3,628,857	$3,639,668
Commercial properties	776	—	—	1,613	2,389	663,155	665,544
Land and construction	—	—	—	—	—	56,565	56,565
Commercial and industrial loans	1,550	250	—	3,817	5,617	1,135,831	1,141,448
Consumer loans	—	—	—	—	—	9,663	9,663
Total	$2,380	$250	$—	$16,187	$18,817	$5,494,071	$5,512,888
Percentage of total loans	0.04%	0.00%	—%	0.29%	0.34%

December 31, 2020:
Real estate loans:
Residential properties	$35	$—	$—	$10,947	$10,982	$3,042,574	$3,053,556
Commercial properties	951	240	—	4,544	5,735	742,072	747,807
Land and construction	—	—	—	—	—	55,832	55,832
Commercial and industrial loans	1,013	411	152	5,137	6,713	911,963	918,676
Consumer loans	—	—	—	—	—	18,888	18,888
Total	$1,999	$651	$152	$20,628	$23,430	$4,771,329	$4,794,759
Percentage of total loans	0.04%	0.01%	0.00%	0.43%	0.49%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
June 30, 2021
Real estate loans:
Residential properties	$2,958	$7,799
Commercial properties	—	1,613
Land and construction	—	—
Commercial and industrial loans	1,881	1,936
Consumer loans	—	—
Total	$4,839	$11,348

December 31, 2020
Real estate loans:
Residential properties	$2,987	$7,959
Commercial properties	—	4,544
Land and construction	—	—
Commercial and industrial loans	2,581	2,557
Consumer loans	—	—
Total	$5,568	$15,060

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	June 30, 2021			December 31, 2020
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential real estate loans	$1,200	$—	$1,200	$1,200	$—	$1,200
Commercial real estate loans	1,064	1,228	2,292	1,107	1,277	2,384
Commercial and industrial loans	980	2,180	3,160	1,041	2,832	3,873
Total	$3,244	$3,408	$6,652	$3,348	$4,109	$7,457

These loans were classified as a TDR as a result of a reduction in required principal payments, reductions in rates and/or an extension of the maturity date of the loans.

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans for the periods indicated:

	Beginning	Adoption of	Provision for			Ending
(dollars in thousands)	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended June 30, 2021:
Real estate loans:
Residential properties	$6,033	$—	$1,203	$—	$—	$7,236
Commercial properties	5,956	—	(471)	—	—	5,485
Land and construction	3,962	—	(1,978)	—	—	1,984
Commercial and industrial loans	7,062	—	487	(194)	103	7,458
Consumer loans	167	—	(58)	—	—	109
Total	$23,180	$—	$(817)	$(194)	$103	$22,272

Six months ended June 30, 2021:
Real estate loans:
Residential properties	$5,115	$—	$2,121	$—	$—	$7,236
Commercial properties	8,711	—	(3,226)	—	—	5,485
Land	892	—	1,092	—	—	1,984
Commercial and industrial loans	9,249	—	(1,892)	(408)	509	7,458
Consumer loans	233	—	(124)	—	—	109
Total	$24,200	$—	$(2,029)	$(408)	$509	$22,272

Year ended December 31, 2020:
Real estate loans:
Residential properties	$8,423	$363	$(3,671)	$—	$—	$5,115
Commercial properties	4,166	3,760	785	—	—	8,711
Land and construction	573	92	227	—	—	892
Commercial and industrial loans	7,448	—	2,642	(1,844)	1,003	9,249
Consumer loans	190	—	43	—	—	233
Total	$20,800	$4,215	$26	$(1,844)	$1,003	$24,200

Our ACL related to loans represented 0.40% and 0.50% of total loans outstanding as of June 30, 2021 and December 31, 2020, respectively.

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

The following table presents the balance in the ACL and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total

June 30, 2021:
Allowance for credit losses:
Real estate loans:
Residential properties	$1,218	$6,152	$7,370
Commercial properties	437	4,999	5,436
Land and construction	—	1,967	1,967
Commercial and industrial loans	710	6,681	7,391
Consumer loans	—	108	108
Total	$2,365	$19,907	$22,272
Loans:
Real estate loans:
Residential properties	$16,556	$3,623,112	$3,639,668
Commercial properties	14,025	651,519	665,544
Land and construction	—	56,565	56,565
Commercial and industrial loans	5,045	1,136,403	1,141,448
Consumer loans	—	9,663	9,663
Total	$35,626	$5,477,262	$5,512,888

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total
December 31, 2020:
Allowance for credit losses:
Real estate loans:
Residential properties	$1,059	$4,056	$5,115
Commercial properties	374	8,337	8,711
Land and construction	—	892	892
Commercial and industrial loans	956	8,293	9,249
Consumer loans	—	233	233
Total	$2,389	$21,811	$24,200
Loans:
Real estate loans:
Residential properties	$12,414	$3,041,142	$3,053,556
Commercial properties	17,304	730,503	747,807
Land and construction	—	55,832	55,832
Commercial and industrial loans	6,472	912,204	918,676
Consumer loans	—	18,888	18,888
Total	$36,190	$4,758,569	$4,794,759

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of FFI common stock. The remaining balances of the Company’s lines of credit available to draw down totaled $3.0 billion at June 30, 2021.

Cash Flows Provided by Operating Activities. During the six months ended June 30, 2021, operating activities provided net cash of $41 million, primarily due to net income of $48 million, offset partially by $3 million in gains on sales of loans. During the six months ended June 30, 2020, operating activities provided net cash of $28 million, primarily due to net income of $31 million and $5 million in provisions for credit losses, partially offset by a net increase of $11 million in other assets.

Cash Flows Used in Investing Activities. During the six months ended June 30, 2021, investing activities used net cash of $637 million, primarily due to an $841 million net increase in loans and $83 million of securities purchases, offset partially by $144 million in cash received in principal collection and maturities of securities, and $142 million in proceeds from sales of loans. During the six months ended June 30, 2020, investing activities used net cash of $449 million, primarily to fund a $595 million net increase in loans and $7 million in securities purchases, offset partially by $155 million in cash received in principal collection and maturities of securities.

Cash Flows Provided by Financing Activities. During the six months ended June 30, 2021, financing activities provided net cash of $936 million, consisting primarily of a net increase of $1.19 billion in deposits and $6 million in proceeds from a holding company line of credit, offset partially by a $255 million decrease in FHLB advances and $8 million in dividends paid. During the six months ended June 30, 2020, financing activities provided net cash of $770 million, consisting primarily of a net increase of $757 million in deposits and a $22 million increase in FHLB advances, offset partially by $6 million in dividends paid and $3 million in stock repurchases.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2021 and December 31, 2020, the loan-to-deposit ratios at FFB were 84.6% and 89.8%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of June 30, 2021:

(dollars in thousands)
Commitments to fund new loans	$80,661
Commitments to fund under existing loans, lines of credit	685,350
Commitments under standby letters of credit	14,850

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of

June 30, 2021, FFB was obligated on $277 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $263 million of deposits from the State of California.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
June 30, 2021:
CET1 capital ratio	$631,257	11.59%	$245,147	4.50%
Tier 1 leverage ratio	631,257	8.33%	303,031	4.00%
Tier 1 risk-based capital ratio	631,257	11.59%	326,863	6.00%
Total risk-based capital ratio	663,201	12.17%	435,818	8.00%

December 31, 2020:
CET1 capital ratio	$589,276	11.55%	$229,490	4.50%
Tier 1 leverage ratio	589,276	8.93%	263,986	4.00%
Tier 1 risk-based capital ratio	589,276	11.55%	305,987	6.00%
Total risk-based capital ratio	620,700	12.17%	407,982	8.00%

FFB
June 30, 2021:
CET1 capital ratio	$628,357	11.58%	$244,079	4.50%	$352,558	6.50%
Tier 1 leverage ratio	628,357	8.32%	302,178	4.00%	377,722	5.00%
Tier 1 risk-based capital ratio	628,357	11.58%	325,438	6.00%	433,918	8.00%
Total risk-based capital ratio	660,301	12.17%	433,918	8.00%	542,397	10.00%

December 31, 2020:
CET1 capital ratio	$591,171	11.63%	$228,703	4.50%	$330,349	6.50%
Tier 1 leverage ratio	591,171	8.98%	263,330	4.00%	329,162	5.00%
Tier 1 risk-based capital ratio	591,171	11.63%	304,938	6.00%	406,583	8.00%
Total risk-based capital ratio	622,595	12.25%	406,583	8.00%	508,229	10.00%

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

As of June 30, 2021, FFI had $14.4 million of available liquidity as well as a revolving line of credit and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

As of June 30, 2021, the amount of capital at FFB in excess of amounts required to be well capitalized for purposes of the prompt corrective action regulations was $276 million for the CET1 capital ratio, $251 million for the Tier 1 Leverage Ratio, $194 million for the Tier 1 risk-based capital ratio and $118 million for the Total risk-based capital ratio.

The Company paid a quarterly cash dividend of $0.09 per common share in the first and second quarters of 2021. It is our current intention to continue to pay quarterly dividends. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. We paid $12.5 million in dividends ($0.28 per share) in 2020.

We had no material commitments for capital expenditures as of June 30, 2021, other than our proposed acquisition of TGR Financial. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2021, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, which we filed with the SEC on February 26, 2021.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company adopted a stock repurchase plan on October 30, 2018 for the repurchase of up to 2,200,000 shares of its common stock from time to time as market conditions allow. This plan has no stated expiration date for the repurchases. The Company did not repurchase any shares during the three months ended June 30, 2021. As of June 30, 2021, the maximum number of shares that may be purchased under the program was 1,938,600.

ITEM 6.EXHIBITS

Exhibit No.	Description of Exhibit

2.1(1)	Agreement and Plan of Merger and Reorganization dated as of June 2, 2021, by and between the Company and TGR Financial, Inc.

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

31.1(1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: August 6, 2021	By:	/s/ KEVIN L. THOMPSON
Kevin L. Thompson
Executive Vice President and Chief Financial Officer

S-1