Form 10-Q
period 2021-09-30
First Foundation Inc.
filed 2021-11-05
CIK 1413837

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 3, 2021, the registrant had 45,070,936 shares of common stock, $0.001 par value per share, outstanding.

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS
Cash and cash equivalents	$783,376	$629,707
Securities available-for-sale ("AFS")	901,746	814,671
Allowance for credit losses - investments	(10,098)	(7,245)
Net securities	891,648	807,426

Loans held for sale	501,433	505,404

Loans held for investment	5,308,959	4,803,799
Allowance for credit losses - loans	(20,985)	(24,200)
Net loans	5,287,974	4,779,599

Investment in FHLB stock	17,250	17,250
Deferred taxes	11,247	8,603
Premises and equipment, net	8,091	8,012
Goodwill and intangibles	94,083	95,296
Other assets	139,961	105,863
Total Assets	$7,735,063	$6,957,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$6,844,978	$5,913,433
Borrowings	12,500	269,000
Accounts payable and other liabilities	110,754	79,016
Total Liabilities	6,968,232	6,261,449

Shareholders’ Equity
Common Stock	45	45
Additional paid-in-capital	436,835	433,941
Retained earnings	321,184	247,638
Accumulated other comprehensive income (loss)	8,767	14,087
Total Shareholders’ Equity	766,831	695,711
Total Liabilities and Shareholders’ Equity	$7,735,063	$6,957,160

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Interest income:
Loans	$56,781	$55,231	$166,291	$165,249
Securities AFS	4,606	6,107	14,739	19,643
FHLB stock, fed funds sold and interest-bearing deposits	602	353	1,500	1,069
Total interest income	61,989	61,691	182,530	185,961

Interest expense:
Deposits	2,753	7,988	10,763	33,548
Borrowings	49	2,086	441	7,481
Total interest expense	2,802	10,074	11,204	41,029

Net interest income	59,187	51,617	171,326	144,932

Provision for credit losses	(417)	1,548	(13)	6,979

Net interest income after provision for credit losses	59,604	50,069	171,339	137,953

Noninterest income:
Asset management, consulting and other fees	9,313	7,368	26,410	21,863
Gain on sale of loans	18,135	15,140	21,459	15,140
Other income	3,232	1,133	8,754	6,282
Total noninterest income	30,680	23,641	56,623	43,285

Noninterest expense:
Compensation and benefits	23,241	17,914	64,970	56,059
Occupancy and depreciation	6,427	6,052	18,297	17,419
Professional services and marketing costs	2,700	2,077	8,729	5,880
Customer service costs	2,512	1,723	6,635	5,717
Other expenses	3,514	2,829	9,891	9,329
Total noninterest expense	38,394	30,595	108,522	94,404

Income before taxes on income	51,890	43,115	119,440	86,834
Taxes on income	14,664	12,177	33,805	24,831
Net income	$37,226	$30,938	$85,635	$62,003

Net income per share:
Basic	$0.83	$0.69	$1.91	$1.39
Diluted	$0.83	$0.69	$1.90	$1.38
Shares used in computation:
Basic	44,819,743	44,625,668	44,773,683	44,638,634
Diluted	45,002,937	44,885,776	44,977,863	44,883,612

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
	Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2020	44,667,650	$45	$433,941	$247,638	$14,087	$695,711
Net income	—	—	—	85,635	—	85,635
Other comprehensive income (loss)	—	—	—	—	(5,320)	(5,320)
Stock based compensation	—	—	2,202	—	—	2,202
Cash dividend	—	—	—	(12,089)	—	(12,089)
Issuance of common stock:
Exercise of options	211,203	—	1,880	—	—	1,880
Stock grants – vesting of restricted stock units	117,223	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(40,937)	—	(1,188)	—	—	(1,188)
Balance: September 30, 2021	44,955,139	$45	$436,835	$321,184	$8,767	$766,831

Balance: June 30, 2021	44,819,743	$45	$435,201	$287,997	$10,775	$734,018
Net income	—	—	—	37,226	—	37,226
Other comprehensive income (loss)	—	—	—	—	(2,008)	(2,008)
Stock based compensation	—	—	573	—	—	573
Cash dividend	—	—	—	(4,039)	—	(4,039)
Issuance of common stock:
Exercise of options	135,396	—	1,062	—	—	1,062
Balance: September 30, 2021	44,955,139	$45	$436,835	$321,184	$8,767	$766,831

Balance: December 31, 2019	44,670,743	$45	$433,775	$175,773	$4,276	$613,869
Net income	—	—	—	62,003	—	62,003
Other comprehensive income (loss)	—	—	—	—	11,956	11,956
Stock based compensation	—	—	1,660	—	—	1,660
Cash dividend	—	—	—	(9,380)	—	(9,380)
Issuance of common stock:
Exercise of options	87,000	—	652	—	—	652
Stock grants – vesting of restricted stock units	92,915	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(224,334)	—	(2,824)	—	—	(2,824)
Balance: September 30, 2020	44,626,324	$45	$433,263	$228,396	$16,232	$677,936

Balance: June 30, 2020	44,625,324	$45	$432,791	$200,582	$5,303	$638,721
Net income	—	—	—	30,938	—	30,938
Other comprehensive income (loss)	—	—	—	—	10,929	10,929
Stock based compensation	—	—	465	—	—	465
Cash dividend	—	—	—	(3,124)	—	(3,124)
Issuance of common stock:
Exercise of options	1,000	—	7	—	—	7
Balance: September 30, 2020	44,626,324	$45	$433,263	$228,396	$16,232	$677,936

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income	$37,226	$30,938	$85,635	$62,003
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	(2,837)	15,448	(7,519)	16,898
Other comprehensive income (loss) before tax	(2,837)	15,448	(7,519)	16,898
Income tax expense (benefit) related to items of other comprehensive income	(829)	4,519	(2,199)	4,942
Other comprehensive income (loss)	(2,008)	10,929	(5,320)	11,956
Total comprehensive income	$35,218	$41,867	$80,315	$73,959

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Nine Months Ended
	September 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$85,635	$62,003
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses - loans	(2,865)	3,990
Provision for credit losses - securities AFS	2,853	8,049
Stock–based compensation expense	2,202	1,660
Depreciation and amortization	2,477	2,367
Deferred tax benefit	(445)	(1,020)
Amortization of premium on securities	750	—
Amortization of core deposit intangible	1,213	1,456
Amortization of mortgage servicing rights - net	1,370	1,034
Amortization of premiums on purchased loans - net	—	(4,169)
Gain on sale of loans	(21,459)	(15,140)
Valuation allowance on mortgage servicing rights - net	2,134	—
Increase in other assets	(34,876)	(4,689)
Increase (decrease) in accounts payable and other liabilities	31,151	(5,149)
Net cash provided by operating activities	70,140	50,392
Cash Flows from Investing Activities:
Net increase in loans	(1,063,500)	(625,373)
Proceeds from sale of loans	580,417	577,875
Purchase of premises and equipment	(2,556)	(2,277)
Recovery of allowance for credit losses	864	786
Purchases of securities AFS	(306,267)	(60,988)
Proceeds from sale of securities	3,500	—
Maturities of securities AFS	207,423	197,271
Sale of FHLB stock, net	—	4,269
Net cash (used in) provided by investing activities	(580,119)	91,563
Cash Flows from Financing Activities:
Increase in deposits	931,545	572,669
Net decrease in FHLB advances	(255,000)	(474,000)
Line of credit net change – borrowings, net	(1,500)	—
Dividends paid	(12,089)	(9,380)
Settlement of swap	—	(11,476)
Proceeds from exercise of stock options	1,880	652
Repurchase of stock	(1,188)	(2,824)
Net cash provided by financing activities	663,648	75,641
Increase in cash and cash equivalents	153,669	217,596
Cash and cash equivalents at beginning of year	629,707	65,387
Cash and cash equivalents at end of period	$783,376	$282,983
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$27,683	$19,369
Interest	12,873	41,500
Noncash transactions:
Transfer of loans to loans held for sale	$555,085	$567,618
Mortgage servicing rights from loan sales	2,726	3,853
Chargeoffs against allowance for credit losses	627	1,393

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 - UNAUDITED

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements include First Foundation Inc. (“FFI”) and its wholly owned subsidiaries: First Foundation Advisors (“FFA”) and First Foundation Bank (“FFB” or the “Bank”) and the wholly owned subsidiaries of FFB, First Foundation Insurance Services (“FFIS”), Blue Moon Management, LLC, and First Foundation Public Finance (“FFPF”) (collectively referred to as the “Company”). FFI also has two inactive wholly owned subsidiaries, First Foundation Consulting and First Foundation Advisors, LLC. All intercompany balances and transactions have been eliminated in consolidation. The results of operations reflect any interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The results for the 2021 interim periods are not necessarily indicative of the results expected for the full year.

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

Recent Accounting Pronouncements

In August 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-06, “Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946)”. ASU 2021-06 amends certain SEC guidance related to financial disclosures related to acquired and disposed businesses, and statistical disclosures for banks and savings and loan registrants, and is effective upon issuance. The adoption of ASU 2021-06 did not have a significant impact on the Company’s consolidated financial statements.

In October 2020, FASB issued ASU 2020-10, “Codification Improvements”. ASU 2020-10 amends certain guidance that may have been applied in an inconsistent manner by certain entities. The effective date for the amendments in this ASU are effective for annual periods after December 15, 2020. The adoption of ASU 2020-10 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

For the Nine Months Ended September 30, 2021 - UNAUDITED

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

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2021:
Investment securities available for sale:
Agency mortgage-backed securities	$757,942	$—	$757,942	$—
Beneficial interest – FHLMC securitizations	13,145	—	—	13,145
Corporate bonds	116,911	—	116,911	—
Other	3,650	497	3,153	—
Investment in equity securities	540	540	—	—
Total assets at fair value on a recurring basis	$892,188	$1,037	$878,006	$13,145

December 31, 2020:
Investment securities available for sale:
Agency mortgage-backed securities	$723,995	$—	$723,995	$—
Beneficial interest – FHLMC securitizations	23,463	—	—	23,463
Corporate bonds	58,358	—	58,358	—
Other	1,610	503	1,107	—
Investment in equity securities	338	338	—	—
Total assets at fair value on a recurring basis	$807,764	$841	$783,460	$23,463

The decrease in Level 3 assets from December 31, 2020 was due to securitization paydowns and to $2.9 million in provisions for credit losses in the first nine months of 2021.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 - UNAUDITED

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3. The total collateral dependent impaired Level 3 loans were $10.2 million and $3.1 million at September 30, 2021 and December 31, 2020, respectively. There were $1.2 million and $1.1 million in specific reserves related to these loans at September 30, 2021 and December 31, 2020.

Real Estate Owned. The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of September 30, 2021 included prepayment rates ranging from 20% to 30% and discount rates ranging from 0.21% to 10%.

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

For the Nine Months Ended September 30, 2021 - UNAUDITED

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

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include beneficial interests in FHLMC securitizations. Significant assumptions in the valuation of these Level 3 securities as of September 30, 2021 and December 31, 2020 included prepayment rates ranging from 30% to 35% and discount rates ranging from 6.70% to 10%.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 - UNAUDITED

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
September 30, 2021:
Assets:
Cash and cash equivalents	$783,376	$783,376	$—	$—	$783,376
Securities AFS, net	891,648	497	878,006	13,145	891,648
Loans held for sale	501,433	—	506,547	—	506,547
Loans, net	5,287,974	—	—	5,342,001	5,342,001
Investment in FHLB stock	17,250	—	17,250	—	17,250
Investment in equity securities	540	540	—	—	540
Liabilities:
Deposits	$6,844,978	$6,231,505	$619,516	$—	$6,851,021
Borrowings	12,500	—	—	12,500	12,500

December 31, 2020:
Assets:
Cash and cash equivalents	$629,707	$629,707	$—	$—	$629,707
Securities AFS, net	807,426	503	783,460	23,463	807,426
Loans held for sale	505,404	—	510,638	—	510,638
Loans, net	4,779,599	—	—	4,829,258	4,829,258
Investment in FHLB stock	17,250	—	17,250	—	17,250
Investment in equity securities	338	338	—	—	338
Liabilities:
Deposits	$5,913,433	$4,934,537	$978,897	$—	$5,913,434
Borrowings	269,000	—	255,000	14,000	269,000

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
September 30, 2021:
Agency mortgage-backed securities	$749,029	$9,914	$(1,001)	$—	$757,942
Beneficial interests in FHLMC securitization	22,764	479	—	(10,098)	13,145
Corporate bonds	114,000	3,034	(123)	—	116,911
Other	3,561	91	(2)	—	3,650
Total	$889,354	$13,518	$(1,126)	$(10,098)	$891,648
December 31, 2020:
Agency mortgage-backed securities	$705,752	$18,243	$—	$—	$723,995
Beneficial interests in FHLMC securitization	30,497	211	—	(7,245)	23,463
Corporate bonds	57,000	1,358	—	—	58,358
Other	1,512	98	—	—	1,610
Total	$794,761	$19,910	$—	$(7,245)	$807,426

US Treasury securities of $0.5 million as of September 30, 2021 and December 31, 2020 that are included in the table above as Other are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations. As of September 30, 2021, $169.7 million of agency mortgage-backed securities are pledged as

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 - UNAUDITED

collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into from 2018 through 2021.

The table below indicates, as of September 30, 2021, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$86,766	$(1,001)	$—	$—	$86,766	$(1,001)
Corporate bonds	19,877	(123)	—	—	19,877	(123)
Other	497	(2)	—	—	497	(2)
Total temporarily impaired securities	$107,140	$(1,126)	$—	$—	$107,140	$(1,126)

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

The following is a roll forward of the Bank’s allowance for credit losses related to securities for the following periods:

(dollars in thousands)	Total

Three Months Ended September 30, 2021:
Beginning balance	$9,116
Provision for credit losses	982
Balance: September 30, 2021	$10,098

Nine Months Ended September 30, 2021:
Beginning balance	$7,245
Provision for credit losses	2,853
Balance: September 30, 2021	$10,098

Year Ended December 31, 2020:
Beginning balance	$—
Provision for credit losses	7,245
Balance: December 31, 2020	$7,245

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 - UNAUDITED

The scheduled maturities of securities AFS and the related weighted average yields were as follows for the periods indicated:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
September 30, 2021
Amortized Cost:
Corporate bonds	$—	$—	$109,000	$5,000	$114,000
Other	—	1,533	2,028	—	3,561
Total	$—	$1,533	$111,028	$5,000	$117,561
Weighted average yield	—%	2.03%	4.37%	3.38%	4.30%
Estimated Fair Value:
Corporate bonds	$—	$—	$111,811	$5,100	$116,911
Other	—	1,619	2,031	—	3,650
Total	$—	$1,619	$113,842	$5,100	$120,561

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2020
Amortized Cost:
Corporate bonds	$—	$—	$57,000	$—	$57,000
Other	500	1,012	—	—	1,512
Total	$500	$1,012	$57,000	$—	$58,512
Weighted average yield	1.83%	2.81%	5.39%	—%	5.32%
Estimated Fair Value:
Corporate bonds	$—	$—	$58,358	$—	$58,358
Other	503	1,107	—	—	1,610
Total	$503	$1,107	$58,358	$—	$59,968

Agency mortgage-backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage-backed securities and beneficial interests as of September 30, 2021 and December 31, 2020 was 2.00% and 2.39%, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 - UNAUDITED

NOTE 4: LOANS

The following is a summary of our loans as of:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,518,151	$2,247,542
Single family	818,968	806,014
Total real estate loans secured by residential properties	3,337,119	3,053,556
Commercial properties	669,912	747,807
Land and construction	63,706	55,832
Total real estate loans	4,070,737	3,857,195
Commercial and industrial loans	1,217,078	918,676
Consumer loans	9,468	18,888
Total loans	5,297,283	4,794,759
Premiums, discounts and deferred fees and expenses	11,676	9,040
Total	$5,308,959	$4,803,799

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
September 30, 2021:
Real estate loans:
Residential properties	$—	$—	$—	$10,652	$10,652	$3,338,547	$3,349,199
Commercial properties	2,947	—	—	1,573	4,520	665,806	670,326
Land and construction	—	—	—	—	—	63,701	63,701
Commercial and industrial loans	79	122	—	6,481	6,682	1,209,559	1,216,241
Consumer loans	1,142	—	—	—	1,142	8,350	9,492
Total	$4,168	$122	$—	$18,706	$22,996	$5,285,963	$5,308,959

Percentage of total loans	0.08%	0.00%	—%	0.35%	0.43%

December 31, 2020:
Real estate loans:
Residential properties	$35	$—	$—	$10,947	$10,982	$3,042,574	$3,053,556
Commercial properties	951	240	—	4,544	5,735	742,072	747,807
Land and construction	—	—	—	—	—	55,832	55,832
Commercial and industrial loans	1,013	411	152	5,137	6,713	911,963	918,676
Consumer loans	—	—	—	—	—	18,888	18,888
Total	$1,999	$651	$152	$20,628	$23,430	$4,771,329	$4,794,759

Percentage of total loans	0.04%	0.01%	0.00%	0.43%	0.49%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 - UNAUDITED

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
September 30, 2021:
Real estate loans:
Residential properties	$2,943	$7,709
Commercial properties	—	1,573
Commercial and industrial loans	1,845	4,636
Total	$4,788	$13,918

December 31, 2020:
Real estate loans:
Residential properties	$2,987	$7,959
Commercial properties	—	4,544
Commercial and industrial loans	2,581	2,557
Total	$5,568	$15,060

The following table presents the loans classified as troubled debt restructurings (“TDR”) by accrual and nonaccrual status as of:

	September 30, 2021			December 31, 2020
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential loans	$1,200	$—	$1,200	$1,200	$—	$1,200
Commercial real estate loans	1,043	1,201	2,244	1,107	1,277	2,384
Commercial and industrial loans	863	2,100	2,963	1,041	2,832	3,873
Total	$3,106	$3,301	$6,407	$3,348	$4,109	$7,457

The following table provides information on loans that were modified as TDRs for the following periods:

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Nine Months Ended September 30, 2021:
Commercial and industrial loans	1	$346	$346	$—
Total	1	$346	$346	$—

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year Ended December 31, 2020
Commercial and industrial loans	1	$507	$507	—
Total	1	$507	$507	$—

All of these loans were classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loans. These loans have been paying in accordance with the terms of their restructure.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 - UNAUDITED

NOTE 5: ALLOWANCE FOR CREDIT LOSSES

The following is a roll forward of the Bank’s allowance for credit losses related to loans for the following periods:

	Beginning	Adoption of	Provision (benefit) for			Ending
(dollars in thousands)	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance
Three Months Ended September 30, 2021:
Real estate loans:
Residential properties	$7,236	$—	$(1,507)	$—	$—	$5,729
Commercial properties	5,485	—	(148)	—	—	5,337
Land and construction	1,984	—	(258)	—	—	1,726
Commercial and industrial loans	7,458	—	492	(219)	355	8,086
Consumer loans	109	—	(2)	—	—	107
Total	$22,272	$—	$(1,423)	$(219)	$355	$20,985

Nine Months Ended September 30, 2021:
Real estate loans:
Residential properties	$5,115	$—	$614	$—	$—	$5,729
Commercial properties	8,711	—	(3,374)	—	—	5,337
Land and construction	892	—	834	—	—	1,726
Commercial and industrial loans	9,249	—	(1,400)	(627)	864	8,086
Consumer loans	233	—	(126)	—	—	107
Total	$24,200	$—	$(3,452)	$(627)	$864	$20,985

Year Ended December 31, 2020:
Real estate loans:
Residential properties	$8,423	$363	$(3,671)	$—	$—	$5,115
Commercial properties	4,166	3,760	785	—	—	8,711
Land and construction	573	92	227	—	—	892
Commercial and industrial loans	7,448	—	2,642	(1,844)	1,003	9,249
Consumer loans	190	—	43	—	—	233
Total	$20,800	$4,215	$26	$(1,844)	$1,003	$24,200

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 - UNAUDITED

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total
September 30, 2021:
Allowance for credit losses:
Real estate loans:
Residential properties	$1,174	$4,555	$5,729
Commercial properties	411	4,926	5,337
Land and construction	—	1,726	1,726
Commercial and industrial loans	590	7,496	8,086
Consumer loans	—	107	107
Total	$2,175	$18,810	$20,985
Loans:
Real estate loans:
Residential properties	$16,417	$3,332,782	$3,349,199
Commercial properties	13,931	656,395	670,326
Land and construction	—	63,701	63,701
Commercial and industrial loans	7,611	1,208,630	1,216,241
Consumer loans	—	9,492	9,492
Total	$37,959	$5,271,000	$5,308,959

December 31, 2020:
Allowance for credit losses:
Real estate loans:
Residential properties	$1,059	$4,056	$5,115
Commercial properties	374	8,337	8,711
Land and construction	—	892	892
Commercial and industrial loans	956	8,293	9,249
Consumer loans	—	233	233
Total	$2,389	$21,811	$24,200
Loans:
Real estate loans:
Residential properties	$12,414	$3,041,142	$3,053,556
Commercial properties	17,304	730,503	747,807
Land and construction	—	55,832	55,832
Commercial and industrial loans	6,472	912,204	918,676
Consumer loans	—	18,888	18,888
Total	$36,190	$4,758,569	$4,794,759

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 - UNAUDITED

The following tables present risk categories of loans based on year of origination, as of:

							Revolving
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Loans	Total
September 30, 2021:
Loans secured by Real Estate:
Residential
Multifamily
Pass	$552,257	$887,859	$492,189	$305,631	$174,156	$114,690	$—	$2,526,782
Special Mention	—	—	1,182	—	—	—	—	1,182
Substandard	—	—	—	—	—	—	—	—
Total	$552,257	$887,859	$493,371	$305,631	$174,156	$114,690	$—	$2,527,964

Single Family
Pass	$222,918	$132,447	$57,672	$71,626	$59,101	$239,357	$21,671	$804,792
Special Mention	—	—	—	—	—	—	26	26
Substandard	—	—	—	—	1,887	11,269	3,261	16,417
Total	$222,918	$132,447	$57,672	$71,626	$60,988	$250,626	$24,958	$821,235

Commercial Real Estate
Pass	$55,894	$39,467	$76,225	$93,801	$120,021	$242,375	$—	$627,783
Special Mention	—	—	10,595	10,674	—	5,895	—	27,164
Substandard	—	—	5,861	—	2,252	7,266	—	15,379
Total	$55,894	$39,467	$92,681	$104,475	$122,273	$255,536	$—	$670,326

Land and construction
Pass	$4,360	$(13)	$17,208	$31,060	$10,505	$581	$—	$63,701
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$4,360	$(13)	$17,208	$31,060	$10,505	$581	$—	$63,701

Commercial
Pass	$357,032	$206,077	$99,384	$24,709	$7,014	$22,685	$483,029	$1,199,930
Special Mention	—	1,383	904	824	—	51	1,241	4,403
Substandard	—	1,969	1,847	1,007	214	2,564	4,307	11,908
Total	$357,032	$209,429	$102,135	$26,540	$7,228	$25,300	$488,577	$1,216,241

Consumer
Pass	$39	$1,142	$—	$1,249	$—	$81	$6,981	$9,492
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$39	$1,142	$—	$1,249	$—	$81	$6,981	$9,492

Total loans
Pass	$1,192,500	$1,266,979	$742,678	$528,076	$370,797	$619,769	$511,681	$5,232,480
Special Mention	—	1,383	12,681	11,498	—	5,946	1,267	32,775
Substandard	—	1,969	7,708	1,007	4,353	21,099	7,568	43,704
Total	$1,192,500	$1,270,331	$763,067	$540,581	$375,150	$646,814	$520,516	$5,308,959

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 - UNAUDITED

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

For the Nine Months Ended September 30, 2021 - UNAUDITED

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses and the related allowance for credit losses (“ACL”) allocated to these loans:

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
September 30, 2021:
Loans secured by Real Estate:
Residential properties
Single family	$9,918	$—	$—	$9,918	$1,157
Commercial loans	—	250	—	250	—
Total	$9,918	$250	$—	$10,168	$1,157

December 31, 2020:
Loans secured by Real Estate:
Residential properties
Single family	$10,144	$—	$—	$10,144	$1,051
Commercial loans	—	250	122	372	44
Total	$10,144	$250	$122	$10,516	$1,095

NOTE 6: LOAN SALES AND MORTGAGE SERVICING RIGHTS

FFB sold $580 million of multifamily loans for the nine months ended September 30, 2021 and recognized a gain of $21.5 million. In 2020, FFB sold $553 million of multifamily loans and recognized a gain of $15.1 million. For sales of multifamily loans, FFB retained servicing rights for the majority of these loans and recognized mortgage servicing rights as part of the transactions. As of September 30, 2021 and December 31, 2020, mortgage servicing rights were $10.7 million and $7.9 million, respectively. The amount of loans serviced for others totaled $1.5 billion as of September 30, 2021 and December 31, 2020. The mortgage servicing rights as of September 30, 2021 and December 31, 2020 are net of $3.6 million and $1.4 million valuation allowances, respectively.  Excluding $3.1 million in valuation provisions on mortgage servicing rights taken in the nine months ended September 30, 2021, servicing fees for the first nine months ended September 30, 2021 were $2.3 million, while servicing fees were $0.3 million for the nine months ended September 30, 2020.

NOTE 7: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	September 30, 2021		December 31, 2020
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$2,995,570	—	$1,655,847	—
Interest-bearing	945,654	0.241%	871,289	0.372%
Money market and savings	2,290,380	0.319%	2,407,401	0.549%
Certificates of deposits	613,374	0.229%	978,896	0.591%
Total	$6,844,978	0.161%	$5,913,433	0.376%

At September 30, 2021, of the $344 million of certificates of deposits over $250,000, $342 million mature within one year and $2 million mature after one year. Of the $269 million of certificates of deposit of $250,000 or less, $260 million mature within one year and $9 million mature after one year. At December 31, 2020, of the $416 million of certificates of deposits of $250,000 or more, $409 million mature within one year and $7 million mature after one year.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 - UNAUDITED

Of the $563 million of certificates of deposit of less than $250,000, $520 million mature within one year and $43 million mature after one year.

NOTE 8: BORROWINGS

At September 30, 2021, our borrowings consisted of $12.5 million of borrowings under a holding company line of credit. At December 31, 2020, our borrowings consisted of $255 million of overnight FHLB advances at the Bank and $14 million of borrowings under a holding company line of credit. At September 30, 2021, the interest rate on the holding company line of credit was 3.64%.

FHLB advances are collateralized primarily by loans secured by single family, multifamily, and commercial real estate properties with a carrying value of $3.8 billion as of September 30, 2021. As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB or the Federal Reserve Bank. The Bank’s total borrowing capacity from the FHLB at September 30, 2021 was $2.5 billion. The Bank had in place $275 million of letters of credit from the FHLB, as of September 30, 2021 which are used to meet collateral requirements for borrowings from the State of California and local agencies.

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $40 million. The loan agreement matures in five years, with an option to extend the maturity date subject to certain conditions, and bears interest at 90 day LIBOR plus 350 basis points (3.50%). FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in FFB. We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. As of September 30, 2021 and December 31, 2020, FFI was in compliance with the covenants on this loan agreement.

The Bank also has $195 million available borrowing capacity through unsecured fed funds lines, ranging in size from $20 million to $100 million, with five other financial institutions, and a $204 million secured line with the Federal Reserve Bank, secured by single family loans. None of these lines had outstanding borrowings as September 30, 2021. Combined, the Bank’s unused lines of credit as of September 30, 2021 and December 31, 2020 were $2.9 billion and $2.4 billion, respectively. The average balance of overnight borrowings during all of 2020 was $56 million.

NOTE 9: EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock that would then share in earnings. The following table sets forth the Company’s unaudited earnings per share calculations for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended		Three Months Ended
	September 30, 2021		September 30, 2020
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted
Net income	$37,226	$37,226	$30,938	$30,938
Basic common shares outstanding	44,819,743	44,819,743	44,625,668	44,625,668
Effect of options, restricted stock and contingent shares issuable		183,194		260,108
Diluted common shares outstanding		45,002,937		44,885,776
Earnings per share	$0.83	$0.83	$0.69	$0.69

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 - UNAUDITED

	Nine Months Ended		Nine Months Ended
	September 30, 2021		September 30, 2020
(dollars in thousands, except share and per share amounts)	Basic	Diluted	Basic	Diluted
Net income	$85,635	$85,635	$62,003	$62,003
Basic common shares outstanding	44,773,683	44,773,683	44,638,634	44,638,634
Effect of options and restricted stock		204,180		244,978
Diluted common shares outstanding		44,977,863		44,883,612
Earnings per share	$1.91	$1.90	$1.39	$1.38

Based on a weighted average basis, restricted stock units to purchase 39,439 shares of common stock were excluded for the nine months ended September 30 2020, because their effect would have been anti-dilutive.

NOTE 10: SEGMENT REPORTING

For the three and nine months ended September 30, 2021 and 2020, the Company had two reportable business segments: Banking (FFB and FFIS) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled “Other”. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Three Months Ended September 30, 2021:
Interest income	$61,989	$—	$—	$61,989
Interest expense	2,753	—	49	2,802
Net interest income	59,236	—	(49)	59,187
Provision for credit losses	(417)	—	—	(417)
Noninterest income	23,202	7,857	(379)	30,680
Noninterest expense	31,488	6,338	568	38,394
Income (loss) before taxes on income	$51,367	$1,519	$(996)	$51,890

Three Months Ended September 30, 2020:
Interest income	$61,691	$—	$—	$61,691
Interest expense	10,024	—	50	10,074
Net interest income	51,667	—	(50)	51,617
Provision for credit losses	1,548	—	—	1,548
Noninterest income	17,976	6,020	(355)	23,641
Noninterest expense	24,949	5,166	480	30,595
Income (loss) before taxes on income	$43,146	$854	$(885)	$43,115

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2021 - UNAUDITED

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Nine Months Ended September 30, 2021:
Interest income	$182,530	$—	$—	$182,530
Interest expense	10,988	—	216	11,204
Net interest income	171,542	—	(216)	171,326
Provision for credit losses	(13)	—	—	(13)
Noninterest income	35,710	22,020	(1,107)	56,623
Noninterest expense	88,935	17,441	2,146	108,522
Income (loss) before taxes on income	$118,330	$4,579	$(3,469)	$119,440

Nine Months Ended September 30, 2020:
Interest income	$185,961	$—	$—	$185,961
Interest expense	40,899	—	130	41,029
Net interest income	145,062	—	(130)	144,932
Provision for credit losses	6,979	—	—	6,979
Noninterest income	26,270	18,139	(1,124)	43,285
Noninterest expense	76,235	16,735	1,434	94,404
Income (loss) before taxes on income	$88,118	$1,404	$(2,688)	$86,834

NOTE 11: ACQUISITIONS

Acquisition of TGR Financial, Inc.

On June 2, 2021, FFI entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with TGR Financial, Inc. (“TGR Financial”), pursuant to which TGR Financial will merge with and into FFI (the “Merger”), with FFI as the surviving corporation.  The Merger Agreement contemplates that immediately after the Merger, First Florida Integrity Bank, a Florida state-chartered bank and wholly-owned subsidiary of TGR Financial, will merge with and into FFB, with FFB as the surviving bank. Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each outstanding share of TGR Financial common stock will be converted into the right to receive 0.6068 (the “Exchange Ratio”) of a share of FFI common stock, and each outstanding share of TGR Financial preferred stock will be converted into the right to receive the number of shares of FFI common stock equal to the product of the number of shares of TGR Financial common stock into which such share of TGR Financial preferred stock is convertible in connection with, and as a result of, the Merger, multiplied by the Exchange Ratio. In addition, at the effective time of the Merger, FFI will cash out all outstanding stock options based on a formula using the average closing price of FFI’s common stock for a 20-day trading period prior to the closing of the Merger. Subject to regulatory approvals, the transaction is expected to close during the fourth quarter of 2021.

NOTE 12: SUBSEQUENT EVENTS

Cash Dividend

On October 26, 2021, the Board of Directors of the Company declared a quarterly cash dividend of $0.09 per common share to be paid on November 15, 2021 to stockholders of record as of the close of business on November 5, 2021.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the three and nine months ended September 30, 2021 as compared to our results of operations in the three and nine months ended September 30, 2020; and our financial condition at September 30, 2021 as compared to our financial condition at December 31, 2020. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2020, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (as amended, our “2020 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on February 26, 2021.

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

Further, statements about the potential effects of the proposed acquisition of TGR Financial on our business, financial results, and condition may constitute forward-looking statements and are subject to the risk that the actual effects may differ, possibly materially, from what is reflected in the forward-looking statements due to factors and future developments which are uncertain, unpredictable and in many cases beyond our control, including the possibility that the proposed merger does not close when expected or at all because required regulatory or other approvals, financial tests or other conditions to closing are not received or satisfied on a timely basis or at all; changes in our or TGR Financial’s stock price before closing, including as a result of each company’s financial performance prior to closing or transaction-related uncertainty, or more generally due to broader stock market movements, and the performance of financial companies and peer group companies; the occurrence of any event, change or other circumstance that could give risk to the right of one or both of the parties to terminate the merger agreement; the risk that the benefits from the proposed merger may not be fully realized or may take longer to realize than expected or be more costly to achieve, including as a result of changes in general economic and market conditions, interest and exchange rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which we and TGR Financial operate; our ability to promptly and effectively integrate the companies’ businesses; reputational risks and the reaction of the companies' customers, employees and counterparties to the proposed merger; diversion of management time on merger-related issues; lower than expected revenues, credit quality deterioration or a reduction in real estate values or a reduction in net earnings; and that the COVID-19 pandemic, including uncertainty and volatility in financial, commodities and other markets, and disruptions to banking and other financial activity, could harm our or TGR Financial's business, financial position and results of operations, and could adversely affect the timing and anticipated benefits of the proposed merger.

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

We have two business segments, “Banking” and “Wealth Management.” Banking includes the operations of FFB and FFIS, while Wealth Management includes the operations of FFA. The financial position and operating results of the stand-alone holding company, FFI, are included under the caption “Other” in certain of the tables that follow, along with any consolidation elimination entries.

Overview and Recent Developments

Our results of operations for the first nine months of 2021 include:

●	Total loans, including loans held for sale, increased $501 million in the nine months ended September 30, 2021 as a result of $2.7 billion of originations and $56 million of loan purchases, which was partially offset by payoffs or scheduled payments of $1.8 billion and loan sales of $419 million.
●	During the nine months ended September 30, 2021, total deposits increased by $932 million and total revenues (net interest income and noninterest income) increased by 21% when compared to the nine months ended September 30, 2020.

Proposed Merger with TGR Financial, Inc.  On June 2, 2021, FFI entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with TGR Financial, Inc. (“TGR Financial”), pursuant to which TGR Financial will merge with and into FFI (the “Merger”), with FFI as the surviving corporation.  The Merger Agreement contemplates that immediately after the Merger, First Florida Integrity Bank, a Florida state-chartered bank and wholly-owned subsidiary of TGR Financial, will merge with and into FFB, with FFB as the surviving bank. Subject to the terms and conditions of the Merger Agreement, upon consummation of the Merger, each outstanding share of TGR Financial common stock will be converted into the right to receive 0.6068 (the “Exchange Ratio”) of a share of FFI common stock, and each outstanding share of TGR Financial preferred stock will be converted into the right to receive the number of shares of FFI common stock equal to the product of the number of shares of TGR Financial common stock into which such share of TGR Financial preferred stock is convertible in connection with, and as a result of, the Merger, multiplied by the Exchange Ratio. In addition, at the effective time of the Merger, FFI will cash out all outstanding stock options based on a formula using the average closing price of FFI’s common stock for a 20-day trading period prior to the closing of the Merger. Subject to regulatory approvals, the transaction is expected to close during the fourth quarter of 2021.

COVID-19 Update.  Our business continues to be affected by the COVID-19 pandemic, which has caused economic and social disruption on an unprecedented scale. While some industries have been impacted more severely than others, all businesses have been impacted to some degree.  As restrictive measures were eased during the first nine months of 2021, commercial activity has improved but has not returned to the levels existing prior to the outbreak of the pandemic, and many businesses continue to operate under restricted measures and the ongoing risk that they will face further restrictions imposed in response to the pandemic, all of which may result in our customers’ inability to meet their loan obligations to us and reduce demand for loans and other services we offer.  In addition, we continue to operate under our Pandemic Response Business Continuity Plan, under which approximately 20% of our corporate employees continue to working remotely.  We continue to follow protocols for the safety of our clients and employees. Additional costs associated with the safety protocols, such as additional cleaning and supplies has been offset by reduced costs for parking, meals, entertainment and travel. We have implemented alternative procedures, such as electronic signatures and approvals, to maintain effective internal controls over our financial reporting processes.  We continued to face other risk and uncertainties as a result of the COVID-19 pandemic, including those described in “Item 1A – Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2020, which we filed with the SEC on February 26, 2021.

Results of Operations

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, gains on sales of loans, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of assets under management (“AUM”). Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 57% and 78%, respectively, of the total noninterest expense for Banking and Wealth Management in the nine months ended September 30, 2021.

The following table shows key operating results for each of our business segments for the three months ended September 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2021:
Interest income	$61,989	$—	$—	$61,989
Interest expense	2,753	—	49	2,802
Net interest income	59,236	—	(49)	59,187
Provision for credit losses	(417)	—	—	(417)
Noninterest income	23,202	7,857	(379)	30,680
Noninterest expense	31,488	6,338	568	38,394
Income (loss) before taxes on income	$51,367	$1,519	$(996)	$51,890

2020:
Interest income	$61,691	$—	$—	$61,691
Interest expense	10,024	—	50	10,074
Net interest income	51,667	—	(50)	51,617
Provision for credit losses	1,548	—	—	1,548
Noninterest income	17,976	6,020	(355)	23,641
Noninterest expense	24,949	5,166	480	30,595
Income (loss) before taxes on income	$43,146	$854	$(885)	$43,115

General. Our net income and income before taxes in the three months ended September 30, 2021 were $37.2 million and $51.9 million, respectively, as compared to $30.9 million and $43.1 million, respectively, in the three months ended September 30, 2020. The $8.8 million increase in income before taxes was the result of a $8.2 million increase in income before taxes for Banking and a $0.7 million increase in income before taxes for Wealth Management, which was partially offset by a $0.1 million increase in corporate noninterest expenses. The increase in Banking was due to higher net interest income, higher noninterest income, and lower provision for credit losses. The increase in Wealth Management was due to higher noninterest income.

The following table shows key operating results for each of our business segments for the nine months ended September 30, 2021:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2021:
Interest income	$182,530	$—	$—	$182,530
Interest expense	10,988	—	216	11,204
Net interest income	171,542	—	(216)	171,326
Provision for credit losses	(13)	—	—	(13)
Noninterest income	35,710	22,020	(1,107)	56,623
Noninterest expense	88,935	17,441	2,146	108,522
Income (loss) before taxes on income	$118,330	$4,579	$(3,469)	$119,440

2020:
Interest income	$185,961	$—	$—	$185,961
Interest expense	40,899	—	130	41,029
Net interest income	145,062	—	(130)	144,932
Provision for credit losses	6,979	—	—	6,979
Noninterest income	26,270	18,139	(1,124)	43,285
Noninterest expense	76,235	16,735	1,434	94,404
Income (loss) before taxes on income	$88,118	$1,404	$(2,688)	$86,834

General. Our net income and income before taxes in the nine months ended September 30, 2021 were $85.6 million and $119.4 million, respectively, as compared to $62.0 million and $86.8 million, respectively, in the nine months ended September 30, 2020. The $32.6 million increase in income before taxes was the result of a $30.2 million increase in income before taxes for Banking and a $3.2 million increase in income before taxes for Wealth Management, which was partially offset by a $0.7 million increase in corporate noninterest expenses. The increase in Banking was due to higher net interest income, higher noninterest income, and lower provision for credit losses. The increase in Wealth Management was due to higher noninterest income.

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

	Three Months Ended September 30:
	2021			2020
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$6,060,153	$56,781	3.74%	$5,644,646	$55,231	3.91%
Securities AFS	715,505	4,606	2.58%	840,593	6,107	2.91%
FHLB stock, fed funds, and deposits	924,232	602	0.26%	329,311	353	0.43%
Total interest-earning assets	7,699,890	61,989	3.22%	6,814,550	61,691	3.62%
Noninterest-earning assets:
Nonperforming assets	16,105			16,506
Other	219,179			186,751
Total assets	$7,935,174			$7,017,807
Interest-bearing liabilities:
Demand deposits	$1,036,278	$463	0.18%	$425,674	$369	0.35%
Money market and savings	2,286,585	1,817	0.32%	1,805,284	3,071	0.68%
Certificates of deposit	653,194	473	0.29%	1,538,377	4,548	1.18%
Total interest-bearing deposits	3,976,057	2,753	0.27%	3,769,335	7,988	0.84%
Borrowings	5,393	49	3.38%	698,860	2,086	1.19%
Total interest-bearing liabilities	3,981,450	2,802	0.28%	4,468,195	10,074	0.90%
Noninterest-bearing liabilities:
Demand deposits	3,127,562			1,832,709
Other liabilities	84,227			75,555
Total liabilities	7,193,239			6,376,459
Shareholders’ equity	741,935			641,348
Total liabilities and equity	$7,935,174			$7,017,807
Net Interest Income		$59,187			$51,617
Net Interest Rate Spread			2.94%			2.72%
Net Interest Margin			3.07%			3.03%

	Nine Months Ended September 30:
	2021			2020
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$5,743,942	$166,291	3.86%	$5,401,754	$165,249	4.08%
Securities AFS	743,018	14,739	2.64%	919,712	19,643	2.85%
FHLB stock, fed funds and deposits	789,323	1,500	0.25%	182,558	1,069	0.78%
Total interest-earning assets	7,276,283	182,530	3.35%	6,504,024	185,961	3.81%
Noninterest-earning assets:
Nonperforming assets	16,912			13,095
Other	200,825			180,735
Total assets	$7,494,020			$6,697,854
Interest-bearing liabilities:
Demand deposits	$982,521	$1,893	0.26%	$386,249	1,466	0.51%
Money market and savings	2,300,127	6,536	0.38%	1,554,295	10,595	0.91%
Certificates of deposit	744,095	2,334	0.42%	1,815,252	21,487	1.58%
Total interest-bearing deposits	4,026,743	10,763	0.36%	3,755,796	33,548	1.19%
Borrowings	74,084	441	0.79%	730,763	7,481	1.37%
Total interest-bearing liabilities	4,100,827	11,204	0.37%	4,486,559	41,029	1.22%
Noninterest-bearing liabilities:
Demand deposits	2,607,488			1,514,954
Other liabilities	64,678			67,887
Total liabilities	6,772,993			6,069,400
Stockholders’ equity	721,027			628,454
Total liabilities and equity	$7,494,020			$6,697,854
Net Interest Income		$171,326			$144,932
Net Interest Rate Spread			2.98%			2.59%
Net Interest Margin			3.14%			2.97%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. Variances attributable to both rate and volume changes, calculated by multiplying the change in rates by the change in average balances, have been allocated to the rate variance. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the three and nine months ended September 30, 2021, as compared to the three and nine months ended September 30, 2020:

	Quarter Ended			Nine Months Ended
	September 30, 2021 vs. 2020			September 30, 2021 vs. 2020
	Increase (Decrease) due to			Increase (Decrease) due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans	$3,997	$(2,447)	$1,550	$10,101	$(9,059)	$1,042
Securities	(851)	(650)	(1,501)	(3,581)	(1,323)	(4,904)
FHLB stock, fed funds and deposits	433	(184)	249	1,558	(1,127)	431
Total interest-earning assets	3,579	(3,281)	298	8,078	(11,509)	(3,431)
Interest paid on:
Demand deposits	340	(246)	94	1,416	(988)	428
Money market and savings	668	(1,922)	(1,254)	3,733	(7,792)	(4,059)
Certificates of deposit	(1,774)	(2,301)	(4,075)	(8,541)	(10,613)	(19,154)
Borrowings	(3,395)	1,358	(2,037)	(4,792)	(2,248)	(7,040)
Total interest-bearing liabilities	(4,161)	(3,111)	(7,272)	(8,184)	(21,641)	(29,825)
Net interest income	$7,740	$(170)	$7,570	$16,262	$10,132	$26,394

Net interest income increased 15%, from $51.6 million in the three months ended September 30, 2020, to $59.2 million in the three months ended September 30, 2021 due to a 13% increase in interest-earning assets and an increase in the net interest rate spread. On a consolidated basis our net interest margin increased from 3.03% in the three months ended September 30, 2020 to 3.07% in the three months ended September 30, 2021 due to a decrease in the cost of interest-bearing liabilities, from 0.90% in the three months ended September 30, 2020, to 0.28% in the three months ended September 30, 2021, which was partially offset by a decrease in yield on interest-earning assets, from 3.62% in the three months ended September 30, 2020, to 3.22% in the three months ended September 30, 2021. The decrease in the cost of interest-bearing liabilities was due to decreased costs of interest-bearing deposits, resulting from decreases in deposit market rates, and decreased average balance of borrowings, as the average balance on FHLB advances and other borrowings decreased from $698.9 million in the three months ended September 30, 2020, to $5.4 million in the three months ended September 30, 2021. The average balance outstanding under the holding company line of credit increased from $5.3 million in the three months ended September 30, 2020 to $5.4 million in the three months ended September 30, 2021.

Net interest income increased 18%, from $144.9 million in the nine months ended September 30, 2020, to $171.3 million in the nine months ended September 30, 2021 due primarily to a 12% increase in interest-earning assets. On a consolidated basis our net interest margin was 3.14% for the nine months ended September 30, 2021 as compared to 2.97% in the nine months ended September 30, 2020. This increase was due to an increase in the net interest rate spread, from 2.59% in the nine months ended September 30, 2020 to 2.98% in the nine months ended September 30, 2021. The increase in the net interest rate spread was due to a decrease in the cost of interest-bearing liabilities, from 1.22% in the nine months ended September 30, 2020, to 0.37% in the nine months ended September 30, 2021, which was partially offset by a decrease in yield on total interest-earning assets, from 3.81% in the nine months ended September 30, 2020, to 3.35% in the nine months ended September 30, 2021. The decrease in the cost of interest-bearing liabilities was due to decreased costs of interest-bearing deposits, resulting from decreases in deposit market rates, and decreased costs of borrowings, as the average rate on FHLB advances and other overnight borrowings decreased from 1.37% in the nine months ended September 30, 2020 to 0.79% in the nine months ended September 30, 2021. The average balance outstanding under the holding company line of credit increased from $3.9 million in the nine months ended September 30, 2020 to $7.8 million in the nine months ended September 30, 2021.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the estimated losses inherent in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. The reversal of provision for credit losses for the three and nine months ended September 30, 2021 was $417 thousand and $13 thousand, respectively, compared to provisions of $1.5 million and $7.0 million, for the three and nine months ended September 30, 2020. Net recoveries for the ACL were $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively, as compared to net chargeoffs of $0.1 million and $0.6 million for the three and nine months ended September 30, 2020, respectively. The decrease in the provision for credit losses for the three and nine months ended September 30, 2021 was a result of improvement in the economic scenario outlook and lower loan balances due to securitization activity.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, and gains and losses from capital market activities and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the three and nine months ended September 30, 2021 and 2020:

(dollars in thousands)	2021	2020
Three Months Ended September 30:
Trust fees	$1,737	$1,504
Loan related fees	2,661	713
Deposit charges	440	326
Gain on sale of loans	18,135	15,140
Consulting fees	102	99
Other	127	194
Total noninterest income	$23,202	$17,976

Nine Months Ended September 30:
Trust fees	$5,168	$4,200
Loan related fees	6,929	5,104
Deposit charges	1,216	917
Gain on sale of loans	21,459	15,140
Consulting fees	303	299
Other	635	610
Total noninterest income	$35,710	$26,270

Noninterest income for Banking in the three and nine months ended September 30, 2021 were $5.2 million and $9.4 million higher than the three and nine months ended September 30, 2020, respectively, due to an increase in trust fees, loan related fees, and gains on sales of loans. The increase in trust fees was due primarily to higher levels of billable assets under advisement (“AUA”). Loan related fees are net of valuation allowances of $1.8 million and $3.1 million on mortgage servicing rights in the three and nine months ended September 30, 2021, respectively, when compared to the corresponding periods in 2020, due to an increase in prepayment speeds.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the three and nine months ended September 30, 2021 and 2020:

(dollars in thousands)	2021	2020
Three Months Ended September 30:
Noninterest income	$7,857	$6,020

Nine Months Ended September 30:
Noninterest income	$22,020	$18,139

Noninterest income for Wealth Management increased by $1.8 million and $3.9 million in the three and nine months ended September 30, 2021 when compared to the corresponding periods in 2020, due primarily to higher levels of billable AUM in the quarter.

The following table summarizes the activity in our AUM for the periods indicated:

		Existing account
	Beginning	Additions/	New
(dollars in thousands)	Balance	Withdrawals	Accounts	Terminations	Performance	Ending balance
Three Months Ended September 30, 2021:
Fixed Income	$1,409,393	$(15,751)	$20,061	$(7,281)	$(22,043)	$1,384,379
Equities	2,960,111	152,768	31,489	(17,050)	(34,370)	3,092,948
Cash and other	950,358	(38,653)	21,580	(12,417)	30,542	951,410
Total	$5,319,862	$98,364	$73,130	$(36,748)	$(25,871)	$5,428,737

Nine Months Ended September 30, 2021:
Fixed Income	$1,474,479	$(135,745)	$59,524	$(33,293)	$19,414	$1,384,379
Equities	2,451,056	335,088	163,383	(99,834)	243,255	3,092,948
Cash and other	1,001,256	(199,529)	116,916	(74,129)	106,896	951,410
Total	$4,926,791	$(186)	$339,823	$(207,256)	$369,565	$5,428,737

Year Ended December 31, 2020:
Fixed Income	$1,678,660	$(334,302)	$117,362	$(42,907)	$55,666	$1,474,479
Equities	2,628,472	(645,341)	115,418	(83,292)	435,799	2,451,056
Cash and other	131,120	809,238	133,286	(50,799)	(21,589)	1,001,256
Total	$4,438,252	$(170,405)	$366,066	$(176,998)	$469,876	$4,926,791

The $502 million increase in AUM during the nine months ended September 30, 2021 was the net result of $344 million of new accounts, $362 million of portfolio gains, and terminations and net withdrawals of $204 million.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2021	2020	2021	2020
Three Months Ended September 30, 2021:
Compensation and benefits	$18,078	$13,696	$4,946	$3,897
Occupancy and depreciation	5,896	5,414	531	620
Professional services and marketing	1,849	1,595	724	544
Customer service costs	2,512	1,723	—	—
Other expenses	3,153	2,521	137	105
Total noninterest expense	$31,488	$24,949	$6,338	$5,166

Nine Months Ended September 30, 2021:
Compensation and benefits	$50,736	$42,376	$13,523	$12,567
Occupancy and depreciation	16,803	15,529	1,494	1,796
Professional services and marketing	5,916	4,287	2,040	1,961
Customer service costs	6,635	5,717	—	—
Other expenses	8,845	8,326	384	411
Total noninterest expense	$88,935	$76,235	$17,441	$16,735

Noninterest expense in Banking increased from $24.9 million in the three months ended September 30, 2020 to $31.5 million in the three months ended September 30, 2021 primarily due to higher compensation and benefits, professional services and marketing expenses, and customer service costs. Compensation and benefits were $4.4 million higher in the three months ended September 30, 2021 due to increases in FTE. The FTE in Banking increased to 485.0 in the three months ended September 30, 2021, from 424.8 in the three months ended September 30, 2020, due to increased staffing related to additional personnel added to support the growth in loans and deposits. Professional services and marketing were higher due primarily to $1.6 million of one-time merger expenses during the first nine months of 2021 related to the TGR Financial acquisition. The $0.8 million increase in customer service costs was due to higher earnings credits paid on increases in deposit balances. Noninterest expenses for Wealth Management increased by $1.2 million when compared to the third quarter of 2020 due to higher compensation and benefits expenses.

Noninterest expense in Banking increased from $76.2 million in the nine months ended September 30, 2020 to $88.9 million in the nine months ended September 30, 2021, primarily due to increases in compensation and benefits, occupancy and depreciation, and professional services and marketing. Compensation and benefits for Banking increased, from $42.4 million in the nine months ended September 30, 2020, to $50.7 million in the nine months ended September 30, 2021, due to increases in FTE. The FTE in Banking increased to 462.1 in the nine months ended September 30, 2021, from 431.1 in the nine months ended September 30, 2020, due to increased staffing related to additional personnel added to support the growth in loans and deposits. The $1.6 million increase in professional services and marketing for Banking in the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020 was due to primarily to $1.6 million of one-time merger expenses during the second and third quarters of 2021 related to the TGR Financial acquisition. Noninterest expenses for Wealth Management increased by $0.7 million in the nine months ended September 30, 2021, when compared to the nine months ended September 30, 2020, primarily due to an increase in compensation and benefits expenses.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
September 30, 2021:
Cash and cash equivalents	$782,760	$1,566	$(950)	$783,376
Securities AFS, net	891,648	—	—	891,648
Loans held for sale	501,433	—	—	501,433
Loans, net	5,287,974	—	—	5,287,974
Premises and equipment	7,525	430	136	8,091
Investment in FHLB Stock	17,250	—	—	17,250
Deferred taxes	11,073	187	(13)	11,247
Goodwill and intangibles	94,083	—	—	94,083
Other assets	115,715	373	23,873	139,961
Total assets	$7,709,461	$2,556	$23,046	$7,735,063

Deposits	$6,858,101	$—	$(13,123)	$6,844,978
Borrowings	—	—	12,500	12,500
Intercompany balances	9,647	(6,816)	(2,831)	—
Other liabilities	85,677	3,605	21,472	110,754
Shareholders’ equity	756,036	5,767	5,028	766,831
Total liabilities and equity	$7,709,461	$2,556	$23,046	$7,735,063

December 31, 2020:
Cash and cash equivalents	$629,066	$1,671	$(1,030)	$629,707
Securities AFS, net	807,426	—	—	807,426
Loans held for sale	505,404	—	—	505,404
Loans, net	4,779,599	—	—	4,779,599
Premises and equipment	7,313	563	136	8,012
Investment in FHLB Stock	17,250	—	—	17,250
Deferred taxes	8,663	186	(246)	8,603
Goodwill and intangibles	95,296	—	—	95,296
Other assets	91,702	314	13,847	105,863
Total assets	$6,941,719	$2,734	$12,707	$6,957,160

Deposits	$5,919,155	$—	$(5,722)	$5,913,433
Borrowings	255,000	—	14,000	269,000
Intercompany balances	4,493	(3,519)	(974)	—
Other liabilities	65,423	3,808	9,785	79,016
Shareholders’ equity	697,648	2,445	(4,382)	695,711
Total liabilities and equity	$6,941,719	$2,734	$12,707	$6,957,160

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations, as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the nine months ended September 30, 2021 total assets increased by $778 million, primarily due to an increase in loans and in cash. During the nine months ended September 30, 2021, securities increased by $84 million primarily due to purchases of mortgage backed securities and corporate bonds. Loans and loans held for sale increased $501 million in the nine months ended September 30, 2021, primarily as a result of $2.7 billion of originations and $56 million in loan purchases, which were partially offset by payoffs or scheduled payments of $1.8 billion and $419 million in loan sales. The $932 million growth in deposits during the nine months ended September 30, 2021 included increases in commercial deposits of $1.1 billion and branch deposits of $66 million, which were partially offset by a $223 million decrease in wholesale deposits and a $109 million decrease in digital channel deposits. Borrowings decreased by $257 million during the nine months ended September 30, 2021 as cash provided by the increase in deposits, which exceeded the growth in our assets, was used to pay down our borrowings at the Bank. At September 30, 2021 and December 31, 2020, the outstanding balances on the holding company line of credit were $12.5 million and $14 million, respectively.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased by $154 million during nine months ended September 30, 2021. Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
September 30, 2021:
Agency mortgage-backed securities	$749,029	$9,914	$(1,001)	$—	$757,942
Beneficial interest – FHLMC securitization	22,764	479	—	(10,098)	13,145
Corporate bonds	114,000	3,034	(123)	—	116,911
Other	3,561	91	(2)	—	3,650
Total	$889,354	$13,518	$(1,126)	$(10,098)	$891,648

December 31, 2020:
Agency mortgage-backed securities	$705,752	$18,243	$—	$—	$723,995
Beneficial interest – FHLMC securitization	30,497	211	—	(7,245)	23,463
Corporate bonds	57,000	1,358	—	—	58,358
Other	1,512	98	—	—	1,610
Total	$794,761	$19,910	$—	$(7,245)	$807,426

US Treasury Securities that are included in the table above are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations. Agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into from 2018 through 2021.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yield is as follows, as of September 30, 2021:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
Amortized Cost:
Corporate bonds	$—	$—	$109,000	$5,000	$114,000
Other	—	1,533	2,028	—	3,561
Total	$—	$1,533	$111,028	$5,000	$117,561
Weighted average yield	—%	2.03%	4.37%	3.38%	4.30%
Estimated Fair Value:
Corporate bonds	$—	$—	$111,811	$5,100	$116,911
Other	—	1,619	2,031	—	3,650
Total	$—	$1,619	$113,842	$5,100	$120,561

Agency mortgage-backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage-backed securities and beneficial interests as of September 30, 2021 was 2.00%.

Loans. The following table sets forth our loans, by loan category, as of:

	September 30,	December 31,
(dollars in thousands)	2021	2020
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,518,151	$2,247,542
Single family	818,968	806,014
Total real estate loans secured by residential properties	3,337,119	3,053,556
Commercial properties	669,912	747,807
Land and construction	63,706	55,832
Total real estate loans	4,070,737	3,857,195
Commercial and industrial loans	1,217,078	918,676
Consumer loans	9,468	18,888
Total loans	5,297,283	4,794,759
Premiums, discounts and deferred fees and expenses	11,676	9,040
Total	$5,308,959	$4,803,799

Loans and loans held for sale increased $501 million during nine months ended September 30, 2021 primarily as a result of $2.7 billion of originations and $56 million in loan purchases, which was partially offset by payoffs or scheduled payments of $1.8 billion and loan sales of $580 million.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	September 30, 2021		December 31, 2020
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$2,995,570	—	$1,655,847	—
Interest-bearing	945,654	0.241%	871,289	0.372%
Money market and savings	2,290,380	0.319%	2,407,401	0.549%
Certificates of deposits	613,374	0.229%	978,896	0.591%
Total	$6,844,978	0.161%	$5,913,433	0.376%

During the nine months ended September 30, 2021, our deposit rates have moved in a manner consistent with overall deposit market rates. The weighted average rate of our interest-bearing deposits decreased from 0.52% at December 31, 2020, to 0.29% at September 30, 2021 due to decreased costs of interest-bearing deposits, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits have decreased from 0.38% at December 31, 2020 to 0.16% at September 30, 2021. The financial impact of the increase in noninterest-bearing deposits is reflected in customer service costs, which are included in noninterest expenses.

The maturities of our certificates of deposit of $100,000 or more were as follows as of September 30, 2021:

(dollars in thousands)
3 months or less	$136,663
Over 3 months through 6 months	233,790
Over 6 months through 12 months	75,357
Over 12 months	7,481
Total	$453,291

From time to time, the Bank will utilize brokered deposits as a source of funding. As of September 30, 2021, the Bank held $104 million of deposits, which are classified as brokered deposits.

Borrowings. At September 30, 2021, our borrowings consisted of $12.5 million of borrowings under a holding company line of credit. At December 31, 2020, our borrowings consisted of $255 million in FHLB term advances at the Bank, and $14 million of borrowings under a company line of credit. Because FFB generally utilizes overnight borrowings, the balance of outstanding borrowings may fluctuate on a daily basis. The average balance of FHLB advances outstanding during the nine months ended September 30, 2021 was $66 million, as compared to $727 million for the nine months ended September 30, 2020. The weighted average interest rate on these borrowings was 0.45% for nine months ended September 30, 2021 as compared to 1.35% for the nine months ended September 30, 2020. The maximum amount of borrowings at the Bank outstanding at any month-end during nine months ended September 30, 2021 and during all of 2020, were $255 million and $860 million, respectively.

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

			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
September 30, 2021:
Real estate loans:
Residential properties	$—	$—	$—	$10,652	$10,652	$3,338,547	$3,349,199
Commercial properties	2,947	—	—	1,573	4,520	665,806	670,326
Land and construction	—	—	—	—	—	63,701	63,701
Commercial and industrial loans	79	122	—	6,481	6,682	1,209,559	1,216,241
Consumer loans	1,142	—	—	—	1,142	8,350	9,492
Total	$4,168	$122	$—	$18,706	$22,996	$5,285,963	$5,308,959
Percentage of total loans	0.08%	0.00%	—%	0.35%	0.43%

December 31, 2020:
Real estate loans:
Residential properties	$35	$—	$—	$10,947	$10,982	$3,042,574	$3,053,556
Commercial properties	951	240	—	4,544	5,735	742,072	747,807
Land and construction	—	—	—	—	—	55,832	55,832
Commercial and industrial loans	1,013	411	152	5,137	6,713	911,963	918,676
Consumer loans	—	—	—	—	—	18,888	18,888
Total	$1,999	$651	$152	$20,628	$23,430	$4,771,329	$4,794,759
Percentage of total loans	0.04%	0.01%	0.00%	0.43%	0.49%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
September 30, 2021
Real estate loans:
Residential properties	$2,943	$7,709
Commercial properties	—	1,573
Commercial and industrial loans	1,845	4,636
Total	$4,788	$13,918

December 31, 2020
Real estate loans:
Residential properties	$2,987	$7,959
Commercial properties	—	4,544
Commercial and industrial loans	2,581	2,557
Total	$5,568	$15,060

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	September 30, 2021			December 31, 2020
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential real estate loans	$1,200	$—	$1,200	$1,200	$—	$1,200
Commercial real estate loans	1,043	1,201	2,244	1,107	1,277	2,384
Commercial and industrial loans	863	2,100	2,963	1,041	2,832	3,873
Total	$3,106	$3,301	$6,407	$3,348	$4,109	$7,457

These loans were classified as a TDR as a result of a reduction in required principal payments, reductions in rates and/or an extension of the maturity date of the loans.

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans for the periods indicated:

	Beginning	Adoption of	Provision for			Ending
(dollars in thousands)	Balance	ASC 326	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended September 30, 2021:
Real estate loans:
Residential properties	$7,236	$—	$(1,507)	$—	$—	$5,729
Commercial properties	5,485	—	(148)	—	—	5,337
Land and construction	1,984	—	(258)	—	—	1,726
Commercial and industrial loans	7,458	—	492	(219)	355	8,086
Consumer loans	109	—	(2)	—	—	107
Total	$22,272	$—	$(1,423)	$(219)	$355	$20,985

Nine months ended September 30, 2021:
Real estate loans:
Residential properties	$5,115	$—	$614	$—	$—	$5,729
Commercial properties	8,711	—	(3,374)	—	—	5,337
Land	892	—	834	—	—	1,726
Commercial and industrial loans	9,249	—	(1,400)	(627)	864	8,086
Consumer loans	233	—	(126)	—	—	107
Total	$24,200	$—	$(3,452)	$(627)	$864	$20,985

Year ended December 31, 2020:
Real estate loans:
Residential properties	$8,423	$363	$(3,671)	$—	$—	$5,115
Commercial properties	4,166	3,760	785	—	—	8,711
Land and construction	573	92	227	—	—	892
Commercial and industrial loans	7,448	—	2,642	(1,844)	1,003	9,249
Consumer loans	190	—	43	—	—	233
Total	$20,800	$4,215	$26	$(1,844)	$1,003	$24,200

Our ACL related to loans represented 0.40% and 0.50% of total loans outstanding as of September 30, 2021 and December 31, 2020, respectively.

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

The following table presents the balance in the ACL and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total

September 30, 2021:
Allowance for credit losses:
Real estate loans:
Residential properties	$1,174	$4,555	$5,729
Commercial properties	411	4,926	5,337
Land and construction	—	1,726	1,726
Commercial and industrial loans	590	7,496	8,086
Consumer loans	—	107	107
Total	$2,175	$18,810	$20,985
Loans:
Real estate loans:
Residential properties	$16,417	$3,332,782	$3,349,199
Commercial properties	13,931	656,395	670,326
Land and construction	—	63,701	63,701
Commercial and industrial loans	7,611	1,208,630	1,216,241
Consumer loans	—	9,492	9,492
Total	$37,959	$5,271,000	$5,308,959

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total
December 31, 2020:
Allowance for credit losses:
Real estate loans:
Residential properties	$1,059	$4,056	$5,115
Commercial properties	374	8,337	8,711
Land and construction	—	892	892
Commercial and industrial loans	956	8,293	9,249
Consumer loans	—	233	233
Total	$2,389	$21,811	$24,200
Loans:
Real estate loans:
Residential properties	$12,414	$3,041,142	$3,053,556
Commercial properties	17,304	730,503	747,807
Land and construction	—	55,832	55,832
Commercial and industrial loans	6,472	912,204	918,676
Consumer loans	—	18,888	18,888
Total	$36,190	$4,758,569	$4,794,759

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of FFI common stock. The remaining balances of the Company’s lines of credit available to draw down totaled $2.9 billion at September 30, 2021.

Cash Flows Provided by Operating Activities. During the nine months ended September 30, 2021, operating activities provided net cash of $70 million, primarily due to net income of $86 million, offset by $21 million in gains on sales of loans. During the nine months ended September 30, 2020, operating activities provided net cash of $50 million, primarily due to net income of $62 million, $7 million in provisions for credit losses, and a net decrease of $5 million in other liabilities, partially offset by a net increase of $5 million in other assets and $4 million in amortization of premiums on purchased loans.

Cash Flows Used in Investing Activities. During the nine months ended September 30, 2021, investing activities used net cash of $580 million, primarily due to a $1.1 billion net increase in loans and $306 million of securities purchases, offset partially by $207 million in cash received in principal collection and maturities of securities, and $580 million in proceeds from sales of loans. During the nine months ended September 30, 2020, investing activities provided net cash of $92 million, primarily from proceeds from sales of loans of $578 million and $197 million in cash received in principal collection and maturities of securities, offset partially by a $625 million net increase in loans and $61 million in securities purchases.

Cash Flows Provided by Financing Activities. During the nine months ended September 30, 2021, financing activities provided net cash of $664 million, consisting primarily of a net increase of $932 million in deposits, offset partially by a $255 million decrease in FHLB advances and $12 million in dividends paid. During the nine months ended September 30, 2020, financing activities provided net cash of $76 million, consisting primarily of a net increase of $573 million in deposits, offset partially by a $474 million decrease in FHLB advances, $9 million in dividends paid, and $11 million in the settlement of a swap transaction.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2021 and December 31, 2020, the loan-to-deposit ratios at FFB were 84.9% and 89.8%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of September 30, 2021:

(dollars in thousands)
Commitments to fund new loans	$68,759
Commitments to fund under existing loans, lines of credit	670,470
Commitments under standby letters of credit	14,452

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of September 30, 2021, FFB was obligated on $275 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $263 million of deposits from the State of California.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
September 30, 2021:
CET1 capital ratio	$666,681	11.31%	$265,187	4.50%
Tier 1 leverage ratio	666,681	8.27%	322,351	4.00%
Tier 1 risk-based capital ratio	666,681	11.31%	353,582	6.00%
Total risk-based capital ratio	698,420	11.85%	471,443	8.00%

December 31, 2020:
CET1 capital ratio	$589,276	11.55%	$229,490	4.50%
Tier 1 leverage ratio	589,276	8.93%	263,986	4.00%
Tier 1 risk-based capital ratio	589,276	11.55%	305,987	6.00%
Total risk-based capital ratio	620,700	12.17%	407,982	8.00%

FFB
September 30, 2021:
CET1 capital ratio	$655,460	11.17%	$264,042	4.50%	$381,395	6.50%
Tier 1 leverage ratio	655,460	8.16%	321,395	4.00%	401,744	5.00%
Tier 1 risk-based capital ratio	655,460	11.17%	352,057	6.00%	469,409	8.00%
Total risk-based capital ratio	687,199	11.71%	469,409	8.00%	586,761	10.00%

December 31, 2020:
CET1 capital ratio	$591,171	11.63%	$228,703	4.50%	$330,349	6.50%
Tier 1 leverage ratio	591,171	8.98%	263,330	4.00%	329,162	5.00%
Tier 1 risk-based capital ratio	591,171	11.63%	304,938	6.00%	406,583	8.00%
Total risk-based capital ratio	622,595	12.25%	406,583	8.00%	508,229	10.00%

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

As of September 30, 2021, FFI had $23.4 million of available liquidity as well as a revolving line of credit and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

As of September 30, 2021, the amount of capital at FFB in excess of amounts required to be well capitalized for purposes of the prompt corrective action regulations was $274 million for the CET1 capital ratio, $254 million for the Tier 1 Leverage Ratio, $186 million for the Tier 1 risk-based capital ratio and $100 million for the Total risk-based capital ratio.

The Company paid a quarterly cash dividend of $0.09 per common share in the first three quarters of 2021. It is our current intention to continue to pay quarterly dividends. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. We paid $12.5 million in dividends ($0.28 per share) in 2020.

We had no material commitments for capital expenditures as of September 30, 2021, other than our proposed acquisition of TGR Financial. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2021, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020, which we filed with the SEC on February 26, 2021.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company adopted a stock repurchase plan on October 30, 2018 for the repurchase of up to 2,200,000 shares of its common stock from time to time as market conditions allow. This plan has no stated expiration date for the repurchases. The Company did not repurchase any shares during the three months ended September 30, 2021. As of September 30, 2021, the maximum number of shares that may be purchased under the program was 1,938,600.

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

FIRST FOUNDATION INC.

Dated: November 5, 2021	By:	/s/ KEVIN L. THOMPSON
Kevin L. Thompson
Executive Vice President and Chief Financial Officer

S-1