Form 10-K
period 2021-12-31
First Foundation Inc.
filed 2022-02-28
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

As of June 30, 2021, the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the NASDAQ Global Stock Market as of the close of business on June 30, 2021, was approximately $888 million.

As of February 23, 2022, there were 56,434,070 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated herein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders, which is expected to be filed with the Commission on or before April 30, 2022.

FIRST FOUNDATION INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2021

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

ii

PART I

Item 1.    Business

Overview

Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” and “us” refer to First Foundation Inc., a Delaware corporation, (“FFI” or the “Company”) and its consolidated subsidiaries, First Foundation Advisors (“FFA”) and First Foundation Bank (“FFB” or “Bank”), and FFB’s wholly owned subsidiaries, First Foundation Insurance Services (“FFIS”), First Foundation Public Finance (“FFPF”), and  Blue Moon Management, LLC.

We are a financial services company that provides a comprehensive platform of financial services to individuals, businesses and other organizations. We currently conduct our operations in California, Nevada, Florida, and Hawaii. Our integrated platform provides banking products and services, investment advisory and wealth management services and trust services to effectively and efficiently meet the financial needs of our clients. We provide business banking products and services to small to moderate-sized businesses and professional firms, and consumer banking products and services to individuals and families. As of December 31, 2021, we had $10.2 billion of total assets, $6.9 billion of loans, $0.5 billion of loans held for sale, $8.8 billion of deposits, $5.7 billion of assets under management (“AUM”), and $1.3 billion of trust assets under advisement (“AUA”). Our investment advisory and wealth management and trust services provide us with substantial, fee-based, recurring revenues, such that in 2021, our non-interest income was 23% of our total revenues.

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

FFI is a bank holding company incorporated in Delaware. As a bank holding company, we are subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”) and the Federal Reserve Bank of Dallas (“FRBD”) under delegated authority from the FRB. FFB is a California state chartered bank and is subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Protection & Innovation (“DFPI”). FFB also is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which provides it with a source of funds in the form of short-term and long-term borrowings. FFA is a California corporation that began operating as a fee-based registered investment advisor under the

Investment Advisers Act of 1940 (“Investment Advisers Act”) in 1990, and is subject to regulation by the Securities and Exchange Commission, (“SEC”), under that Act.

Overview of Our Banking Business

Through FFB, we offer a wide range of loan products, deposit products, treasury management products and services, and trust services. The yields we realize on our loans and other interest-earning assets and the interest rates we pay to attract and retain deposits are the principal determinants of our banking revenues.

We also provide trust services to clients using our California, Nevada, and Florida trust powers. Those services, which consist primarily of the management of trust assets, complement the investment and wealth management services that FFA offers to our clients. Additionally, trust service fees provide additional sources of noninterest income for us.

FFB’s operations comprise the banking and trust segments of our business. At December 31, 2021, FFB had $10.2 billion of total assets, $6.9 billion of loans, $0.5 billion of loans held for sale, $8.8 billion of deposits and $1.3 billion of trust AUA.

Overview of Our Investment Advisory and Wealth Management Business

FFA is a fee-based investment advisor which provides investment advisory and wealth management services primarily to high net-worth individuals, their families and their family businesses, and other affiliated organizations. FFA strives to provide its clients with a high level of personalized service by its staff of experienced relationship managers. FFA’s operations comprise the investment advisory and wealth management segment of our business. As of December 31, 2021, FFA had $5.7 billion of AUM.

Banking Products and Services

Through FFB, we offer a wide range of loan products, deposit products, treasury management products and services, and trust services. Our loan products are designed to meet the credit needs of our clients in a manner that, at the same time, enables us to effectively manage the credit and interest rate risks inherent in our lending activities. Our lending products are the primary drivers of revenues and earnings for the consolidated entity. As such, we are committed to offering market competitive lending products that: meet the needs of our clients; are underwritten in a prudent manner; and provide an adequate return based on their size and credit risk. Deposits represent our principal source of funds for making loans and acquiring other interest-earning assets.

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

The following table sets forth information regarding the types of loans that we make, by principal amounts and as a percentage of our total loans outstanding at December 31:

	2021		2020
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Recorded Investment balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,886,055	41.8%	$2,247,542	46.8%
Single family	933,445	13.5%	806,014	16.8%
Total loans secured by residential properties	3,819,500	55.3%	3,053,556	63.6%
Commercial properties	1,309,200	19.0%	747,807	15.6%
Land	156,028	2.3%	55,832	1.2%
Total real estate loans	5,284,728	76.6%	3,857,195	80.4%
Commercial and industrial loans	1,598,422	23.2%	918,676	19.2%
Consumer loans	10,834	0.2%	18,888	0.4%
Total loans	6,893,984	100.0%	4,794,759	100.0%
Premiums, discounts and deferred fees and expenses	12,744		9,040
Total	$6,906,728		$4,803,799

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

CRE Loans – Non-owner Occupied: Our commercial real estate loans are secured by first trust deeds on nonresidential real property with terms generally up to 10 years. We typically focus on multi-tenant industrial, office and retail real estate collateral with strong, stable tenancy, strong, stable historical cash flow and located in stable, strong demand submarket locations. We will consider special purpose lending on a limited basis for our existing client base. These loans generally are adjustable rate loans with interest rates tied to a variety of independent indexes; although in many cases these loans have initial fixed rate periods ranging from 3 to 10 years and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the subject real estate collateral cash flow, the character and creditworthiness of the borrower and guarantors, loan-to-value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

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

Equipment Financing: We offer equipment financing to provide financing solutions, including equipment finance agreements and leases for a full range of business equipment, and sourcing the business through third party originators, including equipment brokers, lessors and other referral sources. The majority of the equipment financing business will be for acquiring machines, tools, vehicles, furniture, tenant improvement remodeling/expansion/upgrade and computers. The typical equipment finance loan will be smaller in size, typically less than $100,000; will have terms ranging from 3 to 7 years; will carry fixed rates; and will be secured by the underlying equipment and other assets of the borrower.

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

Residential Mortgage Loans – Single-family: We offer single family residential mortgage loans that in most cases take the form of non-conforming jumbo and super-jumbo loans. We do not currently sell or securitize any of our single family residential mortgage loan originations. We do not originate loans defined as high cost by state or federal banking regulators. The majority of our single family residential loan originations are collateralized by first mortgages on real properties located in Southern California and in southwest Florida. These loans are generally adjustable rate loans with initial fixed rate periods ranging from 3 to 10 year terms and terms of the loan not exceeding 30 years. These loans generally have interest rate floors and payment caps. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, loan-to-value and debt to income ratios, borrower liquidity, income verification and credit history. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends such as market values.

Consumer Loans: We offer consumer loans and line of credit products as an accommodation to clients of our primary business lines, including personal installment loans and lines of credit, and home equity lines of credit designed to meet the needs of our clients. Consumer loans are either fixed rate loans or adjustable rate loans with interest rates tied to a variety of independent indexes and are made for terms ranging from one to ten years. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character, creditworthiness and credit history of the borrower and guarantors, debt to income ratios, borrower liquidity, income verification, and the value of any collateral securing the loan. Historically, a high percentage of home equity lines of credit originated by FFB have been in first trust deed position. Repayment of consumer loans are largely dependent on the borrower’s ongoing cash flows and financial stability and, as a result, generally pose higher credit risks than the other loans that we make.

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

Deposit Products and Services

The following table sets forth information regarding the type of deposits which our clients maintained with us and the average interest rates on those deposits as of December 31:

	2021			2020
			Weighted			Weighted
			Average			Average
(dollars in thousands)	Amount	% of Total	Rate	Amount	% of Total	Rate
Demand deposits:
Noninterest-bearing	$3,280,455	37.2%	—	$1,655,847	28.0%	—
Interest-bearing	2,242,684	25.5%	0.070%	871,289	14.7%	0.372%
Money market and savings	2,620,336	29.7%	0.275%	2,407,401	40.7%	0.549%
Certificates of deposits	668,485	7.6%	0.145%	978,896	16.6%	0.591%
Total	$8,811,960	100.0%	0.111%	$5,913,433	100.0%	0.376%

Deposit Products: We offer a wide range of deposit products, including personal and business checking, savings accounts, interest-bearing demand deposit accounts, money market accounts and time certificates of deposit. Our pricing strategy is to maintain deposit pricing at levels consistent with our competitors. This generally allows us to maintain our current deposit relationships. From time to time, we will offer promotional rates to attract new clients to our platform. Our pricing strategy is intended to complement our other products and services so that we can attract and retain clients without always paying the highest rates. As of December 31, 2021, our seven largest bank depositors accounted for, in the aggregate, 22% of our total deposits. See Item 1A—Risk Factors.

Deposit Services: Our deposits services include the following:

●	Treasury Management: Our comprehensive suite of Treasury Management (“TM”) products and services provide our customers the tools to bank with us conveniently without having the need to visit one of our offices and are necessary to attract complex commercial and specialty deposit clients. These products and services include bill pay, check/payee/ACH positive pay, wire origination, internal and external transfers, account reconciliation reporting, remote deposit capture, mobile banking, mobile deposit, lockbox, cash vault services and merchant processing.
●	Online Banking: FFB offers Online Banking and Mobile Banking services to consumer, small business and commercial clients. The consumer online platform offers account management, internal and external transfers, consumer loan payments, electronic documents, bill pay, real-time alerts, P2P payments and requests, credit score reporting and debit card management. The business online platform allows our business clients to be more productive by offering ease of access to account information, electronic documents, transfer and funds management, real-time alerts, user administration, and reporting tools. These clients can also leverage most TM services as integrated solutions through business online.
●	Online Account Opening: FFB utilizes a platform for online account acquisition. The bank offers checking, savings, and CDs, as well as complementary products such as ATM/debit cards and eStatements through the system.

Deposit Delivery Channels: Our deposit products and services are delivered through the following delivery channels:

●	Retail Banking: The retail banking delivery channel is made up of 28 banking offices located throughout our market areas. We attempt to place our banking offices in strategic locations to establish a presence in our target markets, rather than saturating a market with numerous banking offices. The sales activities at our banking offices are led by the bankers and branch managers located at the offices. In addition to a branch manager, each banking office has a strong operations manager and staff to serve the clients of the office, to provide support to the bankers and branch managers in their sales efforts and to maintain the operational integrity of their offices. In addition to the sales activities of the bankers and branch managers, we provide marketing support through periodic deposit campaigns and targeted marketing programs tailored to the region in which the banking office is located.
●	Specialty Deposits: The specialty deposits channel focuses on banking large complex commercial customers and fiduciaries who manage intricate deposit relationships. This team consists of bankers with industry expertise in our targeted specialty niches, which include, but are not limited to escrow, title, 1031 exchange accommodators, contractor retention escrows, commercial property management and homeowners associations as well as financial institutions and mortgage servicers, commercial borrowers, EB-5 projects, and political treasurers. The nature of the specialty deposit customer is generally complex and typically requires a larger volume of transactional servicing needs and reporting requirements. These customers are supported exclusively by the experts in our commercial client services team. This team is responsible for establishing new accounts, maintenance of existing accounts, monitoring accounts, account reporting, review and acceptance of depository agreements and other account related contracts. This team possesses a thorough understanding of legal documentation for complex organizations and legal and regulatory banking requirements for niche industries, balance bank control accounts, ledger posting, and funds disbursement.
●	Digital Bank: The digital bank channel offers consumers high-yield savings accounts, low cost checking accounts, and certificates of deposits through our online account opening. These digital bank products are offered to consumers across all 50 states and enables FFB to target Millennial, Gen Z, and more digitally savvy prospects with increased efficiency and is supported by a dedicated digital bank operations team.

Trust Services: FFB is licensed to provide trust services to clients in California, Florida, Nevada and Hawaii. Those services, which consist primarily of the management of trust assets, complement the investment advisory and wealth management services that FFA offers to our clients and, as a result, provide us with cross-selling opportunities. At December 31, 2021, trust AUA totaled $1.3 billion.

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

AUM at FFA has grown at a compound annual growth rate of 10% over the four year period ending December 31, 2021. Changes in our AUM reflects additions from new clients, the gains or losses recognized from investment results, additional funds received from existing clients, withdrawals of funds by clients, and terminations.

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

Competition

The banking and investment advisory and wealth management businesses in California, Florida, Nevada, Hawaii, and Texas generally, and in our market areas, in particular, are highly competitive. A relatively small number of major national and regional banks, operating over wide geographic areas, including Wells Fargo, JP Morgan Chase, US Bank, Comerica Bank, Union Bank and Bank of America, and Fifth Third Bank dominate our banking markets. Those banks, or their affiliates, may also offer investment advisory and wealth management services. We also compete with large, well known banking and wealth management firms, including City National, First Republic and Northern Trust. Those banks and investment advisory and wealth management firms generally have much greater financial and capital resources than we do and as a result of their ability to conduct extensive advertising campaigns and their relatively long histories of operations in our markets, are generally better known than us. In addition, by virtue of their greater total capitalization, the large banks have substantially higher lending limits than we do, which enables them to make much larger loans and to offer loan products that we are not able to offer to our clients.

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

Mergers and Acquisitions

Acquisitions have been a key component of our growth strategy.  We have completed six acquisitions since 2012. In December 2021, we completed the acquisition of TGR Financial Inc. (“TGRF”), the holding company for First Florida Integrity Bank. In June 2018, we completed the acquisition of PBB Bancorp, the holding company for Premier Business Bank (“PBB”). In November 2017, we completed the acquisition of Community 1st Bancorp, the holding company for Community 1st Bank. In December 2016, we completed the acquisition of two branches located in Orange County, California from Pacific Western Bank. In June 2015, we completed the acquisition of Pacific Rim Bank. In August 2012, we completed the acquisition of Desert Commercial Bank.

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

Single Borrower Loan Limitations

With certain limited exceptions, the maximum amount of unsecured obligations that any borrower (including certain related entities) may owe to a California state bank at any one time may not exceed 15% of the sum of the bank’s shareholders’ equity, allowance for credit losses (“ACL”) related to loans, capital notes and debentures. The combined secured and unsecured obligations of any borrower may not exceed 25% of the sum of the bank’s shareholders’ equity, allowance for credit losses related to loans, capital notes and debentures.

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

The Company has adopted an incentive compensation clawback policy that provides, among other things, that if any of the Company’s previously published financial statements are restated due to material noncompliance with any financial reporting requirements under the federal securities laws, the Company will seek to recover the amount by which any incentive compensation paid in the previous three years to any executive officer exceeds the incentive compensation that the Company’s audit committee determines would have been paid to such executive officer had such compensation been determined on the basis of the restated financial statements.

Federal Home Loan Bank System

FFB is a member of the FHLB. Among other benefits, each regional Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its member banks. Each regional Federal Home Loan Bank is financed primarily from the sale of consolidated obligations of the overall Federal Home Loan Bank system. As an FHLB member, FFB is required to own a certain amount of capital stock in the FHLB. At December 31, 2021, FFB was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members.

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

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. These new rules may require us to conduct certain internal analysis and reporting to ensure continued compliance. In 2019, the federal bank regulatory agencies adopted a rule excluding from the Volcker Rule community banks with $10 billion or less in assets and total trading assets and liabilities of five percent or less of total consolidated assets. The Company held no investment positions at December 31, 2021 which were subject to the Volcker rule.

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

Human Capital Resources

As of December 31, 2021, the Company had approximately 674 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good.

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

Available Information

The Company’s annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are accessible for free at the Investor Relations section of our website at www.ff-inc.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. All website addresses given in this report are for information only and are not intended to be an active link or to incorporate any website information into this report.

Item 1A.   Risk Factors

Our business is subject to a number of risks and uncertainties that could prevent us from achieving our business objectives and could hurt our future financial performance and the price performance of our common stock. Such risks and uncertainties also could cause our future financial condition and future financial performance to differ significantly from our current expectations. Those risks and uncertainties, many of which are outside of our ability to control or prevent, include the following:

Risks Related to the COVID-19 Pandemic

The COVID-19 pandemic and measures intended to prevent its spread are adversely affecting us and our customers, employees and third-party service providers, and the ultimate extent of the impacts on our business, financial condition, results of operations, liquidity and prospects is uncertain.

Over the past two years, the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have created significant economic uncertainty and reduced economic activity, including within our market areas.  Governmental authorities implemented measures such as travel bans and restrictions, quarantines, “stay at home” orders and business limitations and shutdowns. These measures caused significant unemployment and negatively impacted consumer and business spending. Other governmental and regulatory actions in response to COVID-19 could affect us in substantial and unpredictable ways, such as the potential adverse impact of state and local moratoriums on evictions and our implementation of loan modifications and deferral programs consistent with recent regulatory guidance. While some of these measures have expired or been lifted, they could implemented again. These measures have adversely affected our business, operations and financial condition, as well as the business, operations and financial conditions of our customers and business partners and may continue to do so.

Our business depends on the willingness and ability of our customers and employees to conduct banking and other financial transactions. Disruptions to our customers caused by the COVID-19 pandemic could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, as well as reductions in loan demand, the liquidity of loan guarantors, loan collateral values (particularly in real estate), loan originations, interest and noninterest income and deposit availability. These factors may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even after the COVID-19 pandemic has subsided. We also could be adversely affected if key personnel or a significant number of employees were to become unavailable due to the effects and restrictions of the COVID-19 pandemic in our market areas. Although we have business continuity plans and other safeguards in place, there is no assurance that such plans and safeguards will be effective. In addition, we rely upon our third-party vendors to conduct business and to process, record, and monitor transactions. If any of these vendors are unable to continue to provide us with these services, it could negatively impact our ability to serve our customers.

Given the ongoing and dynamic nature of the COVID-19 pandemic, we do not yet know the full extent of its impacts on our business, our operations or the economy as a whole. However, the effects could have a material impact on our results of operations and heighten many of the other risks factors described in this report.

Our participation in the Payroll Protection Program (“PPP”) exposes us to risks related to noncompliance with the PPP, which could have a material adverse impact on our business, financial condition and results of operations.

We are a participating lender in the PPP, a loan program administered through the SBA, that was created to help eligible businesses, organizations and self-employed persons fund their operational costs during the COVID-19 pandemic. Under this program, the SBA guarantees 100% of the amounts loaned under the PPP.  We may, however, be exposed to credit risk on PPP loans if a determination is made by the SBA that there was a deficiency in the manner in which the loan was originated, funded, or serviced. If a deficiency is identified, the SBA may deny its liability under the guaranty, reduce the amount of the guaranty, or, if it has already paid under the guaranty, seek recovery of any loss related to the deficiency from us.

Risks Related to Our Financial Services Business

We could incur losses on the loans we make.

Loan defaults and the incurrence of losses on loans are inherent risks in our business. Loan losses necessitate loan chargeoffs and write-downs in the carrying values of our loans and, therefore, can reduce our net income and adversely affect our results of operations and financial condition. Accordingly, our results of operations will be directly affected by the volume and timing of loan losses, which for a number of reasons can vary from period to period. The risks of loan losses are exacerbated by economic recessions and downturns, or by other events that can lead to local or regional business downturns. If business and economic conditions weaken generally or specifically in the principal markets in which we do business, more of our borrowers may fail to perform in accordance with the terms of their loans, in which event loan chargeoffs and asset write-downs could increase, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our allowance for credit losses may not be adequate to cover actual losses.

In accordance with regulatory requirements and generally accepted accounting principles (“GAAP”) in the United States, we maintain an allowance for credit losses (“ACL”) to provide for loan and lease defaults and non-performance, and an ACL on securities. Our ACL may not be adequate to absorb our actual or expected credit losses and future provisions for ACL could reduce our net income and materially and adversely affect our operating results.

The amount of future losses may also vary depending on changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. We determine the amount of our ACL in accordance with the Current Expected Credit Loss (“CECL”) model under the FASB’s ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which became effective for our fiscal year beginning January 1, 2020. CECL requires, among other things, that we determine periodic estimates of lifetime expected future credit losses on loans in the provision for credit losses in the period when the loans are booked, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment. CECL’s impact on our business will be significantly influenced by the composition, characteristics and quality of our loan portfolio and other assets impacted by CECL, as well as the prevailing economic conditions and forecasts utilized. As these factors change, CECL may require us to increase or decrease our ACL in future periods, decreasing or increasing our reported income, and introducing additional volatility into our reported earnings, possibly significantly.  Federal and state regulators, as an integral part of their examination process, review our loans and leases and ACL. In addition, regulators may impose additional capital buffers to absorb this volatility.

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

Our banking business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits, investing in securities and investment management, are sensitive to general business and economic conditions in the United States. The COVID-19 pandemic has caused and may continue to cause severe disruptions in the U.S. economy at large, and for small businesses in particular, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally.  If the United States economy weakens or does not improve, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States.  Interest rates remain at historically low levels, which impacts our ability to attract deposits and to generate attractive earnings through our investment portfolio.

Our financial advisory business may also be adversely affected by economic conditions. A decline or a lack of sustained growth in the financial markets may adversely affect the market value and performance of the investment securities that we manage, which could lead to reductions in our investment management and advisory fees and, therefore, may result in a decline in the performance of our investment advisory and wealth management business. Additionally, if FFA’s performance were to decline, that could lead some of our clients to reduce their assets under management by us and make it more difficult for us to retain existing clients and attract new clients.

All of these factors are detrimental to our business, and the interplay between these factors can be complex and unpredictable. Adverse economic conditions and government policy responses to such conditions could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our banking, investment advisory and wealth management operations are geographically concentrated in California, Florida, Nevada and Hawaii, leading to significant exposure to those markets.

Our business activities and credit exposure, including real estate collateral for many of our loans, are concentrated in California, Florida, Nevada and Hawaii.  As of December 31, 2021, approximately 93% of the loans in our loan portfolio were made to borrowers who live and/or conduct business in California (74%), Florida (15%), Texas (2%), Nevada (1%) and Hawaii (1%).  This geographic concentration imposes risks from lack of geographic diversification. Difficult economic conditions in any of the markets where we operate could, among other things, affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio, adversely affecting our business, financial condition, results of operations and future prospects. Any regional or local economic downturn that affects California, Florida, Texas, Nevada or Hawaii or existing or prospective borrowers or property values in such states may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.

Changes in interest rates could reduce our net interest margins and net interest income.

Income and cash flows from our banking operations depend to a great extent on the difference or “spread” between the interest we earn on interest-earning assets, such as loans and investment securities, and the rates at which we pay interest on interest-bearing liabilities, such as deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond our control, including economic conditions, the monetary policies of the Federal Reserve Board, bank regulatory requirements, competition from other banks and financial institutions and a change over time in the mix of our loans, investment securities, on the one hand, and on our deposits and other liabilities, on the other hand. Changes in monetary policy will, in particular, influence the origination and market value of and the yields we can realize on loans and investment securities and the interest we pay on deposits. Our net interest margins and earnings also could be adversely affected if we are unable to adjust our interest rates on loans and deposits on a timely basis in response to changes in economic conditions or monetary policies. For example, if the rates of interest we pay on deposits, borrowings and other interest-bearing liabilities increase faster than we are able to increase the rates of interest we charge on loans or the yields we realize on investments and other interest-earning assets, our net interest income and, therefore, our earnings will decrease. In particular, the rates of interest we charge on loans may be subject to longer fixed interest periods compared to the interest we must pay on deposits. On the other hand, increasing interest rates generally lead to increases in net interest income; however, such increases also may result in a reduction in loan originations, declines in loan prepayment rates and reductions in the ability of borrowers to repay their current loan obligations, which could result in increased loan defaults and chargeoffs and could require increases to our ACL, thereby offsetting either partially or totally the increases in net interest income resulting from the increase in interest rates. Additionally, we could be prevented from increasing the interest rates we charge on loans or from reducing the interest rates we offer on deposits due to “price” competition from other banks and financial institutions with which we compete. Conversely, in a declining interest rate environment, our earnings could be adversely affected if the interest rates we are able to charge on loans or other investments decline more quickly than those we pay on deposits and borrowings.

We may be adversely impacted by the transition from LIBOR as a reference rate.

The United Kingdom’s Financial Conduct Authority announced that the publication of the most commonly used U.S. dollar London Interbank Offered Rate (“LIBOR”) settings will cease to be published or cease to be representative after June 30, 2023. The publication of all other LIBOR settings ceased to be published as of December 31, 2021. In response, the U.S. federal bank regulatory agencies have indicated that entering into new contracts that use LIBOR as a reference rate after December 31, 2021 would create safety and soundness risks.  With LIBOR’s discontinuance, there is uncertainty as to what rate or rates may become accepted alternatives to LIBOR, or what the effect of any such changes in views or alternatives may be on the markets for LIBOR-indexed financial instruments. In response, the Alternative Reference Rates Committee (“ARRC”) was convened in the U.S. to explore alternative reference rates and supporting processes. The ARRC identified a potential successor rate to LIBOR in the Secured Overnight Financing Rate (“SOFR”) and crafted the Paced Transition Plan to facilitate the transition. However, there are conceptual and technical differences between LIBOR and SOFR that remain unresolved at this time.

We have a significant number of loans with attributes that are either directly or indirectly dependent on LIBOR and the transition from LIBOR could create considerable costs and additional risk. The uncertainty as to the nature and effect of the discontinuance of LIBOR may adversely affect the value of, the return on our loans that are based on or are linked to LIBOR, may require extensive changes to the contracts that govern these LIBOR-based products as well as our systems and processes, and could impact our pricing and interest rate risk models, our loan product structures, our valuation tools and result in increased compliance and operational costs. In addition, the market transition away from LIBOR to an alternative reference rate could prompt inquiries or other actions from regulators in respect of our readiness for the replacement of LIBOR or result in disputes, litigation or other actions with counterparties regarding the interpretation and enforceability of certain fallback language in LIBOR-based financial instruments. Our failure to adequately manage this transition process with our customers could adversely impact our reputation.

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

At December 31, 2021, loans secured by multifamily and commercial real estate represented approximately 61% of our outstanding loans. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, and (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full. As a result, our operating results are more vulnerable to adverse changes in the real estate market than other financial institutions with more diversified loan portfolios and we could incur losses in the event of changes in economic conditions that disproportionately affect the real estate markets.

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

As of December 31, 2021, our seven largest bank depositors accounted for, in the aggregate, 22% of our total deposits. As a result, a material decrease in the volume of those deposits by a relatively small number of our depositors could reduce our liquidity, in which event it could become necessary for us to replace those deposits with higher-cost deposits, the sale of securities or FHLB borrowings, which would adversely affect our net interest income and, therefore, our results of operations.

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

Acquisitions are and have been a key element of our growth strategy.  Certain events may arise after our acquisition of a financial institution or business, or we may learn of certain facts, events or circumstances after the completion of an acquisition, that may affect our financial condition or performance or subject us to risk of loss. These events include, but are not limited to: our success in integrating the operations, retaining key employees and customers, achieving anticipated synergies, meeting expectations and otherwise realizing the anticipated benefits of the acquisition; litigation resulting from circumstances occurring at the acquired entity prior to the date of acquisition; loan downgrades and credit loss provisions resulting from underwriting of certain acquired loans determined not to meet our credit standards; personnel changes that cause instability within a department; delays in implementing new policies or procedures or the failure to apply new policies or procedures; and other events relating to the performance of our business. In addition, if we determine that the value of an acquired business had decreased and that the related goodwill was impaired, an impairment of goodwill charge to earnings would be recognized. Acquisitions involve inherent uncertainty and we cannot determine all potential events, facts and circumstances that could result in loss or increased costs or give assurances that our due diligence or mitigation efforts will be sufficient to protect against any such loss or increased costs.

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

Since we commenced our banking business in October 2007, we have grown our banking franchise and now have 28 branch offices and 3 loan production offices in California, Florida, Nevada, Texas, and Hawaii. We plan to continue to grow our banking business both organically and through acquisitions of other banks or branches. However, the implementation of our growth strategy poses a number of risks for us, including:

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

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. Critical estimates are made by management in determining, among other things, the allowance for credit losses, amounts of impairment of assets, and valuation of income taxes. Additionally, the adoption of CECL methodology for determining our allowance for credit losses in 2020 has increased the complexity, and associated risk, of the analysis and processes relying on management judgment. If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially adversely affected.

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

Fraudulent activity may take many forms, including check “kiting” or fraud, electronic fraud, wire fraud, “phishing” and other dishonest acts. Information security breaches and cybersecurity-related incidents may include fraudulent or unauthorized access to data processing or data storage systems used by us or by our clients, denial or degradation of service attacks, ransomware attacks, malware or other cyber-attacks. In addition to exposing our own confidential and proprietary corporate information, a security breach may expose sensitive financial and other personal information of our customers and their employees or other third parties.  Security breaches and cyber-attacks can cause significant increases in operating costs, including the costs of compensating customers for any resulting losses they may incur and the costs and capital expenditures required to correct the deficiencies in and strengthen the security of data processing and storage systems.

Although we invest in systems and processes that are designed to detect and prevent security breaches and cyber-attacks and we conduct periodic tests of our security systems and processes, there is no assurance that we will succeed in anticipating or adequately protecting against or preventing all security breaches and cyber-attacks from occurring. If we are unable to detect or prevent a security breach or cyber-attack from occurring, then we and our clients could incur losses or damages; and we could sustain damage to our reputation, lose clients and business, suffer disruptions to our business and incur increased operating costs, and be exposed to additional regulatory scrutiny or penalties and to civil litigation and possible financial liability, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Our ability (and the ability of FFB and FFA) to attract and retain clients and key employees could be adversely affected if our reputation is harmed. Any actual or perceived failure to address various issues could cause reputational harm, including a failure to address any of the following types of issues: legal and regulatory requirements; cybersecurity and the proper maintenance or protection of the privacy of client and employee financial or other personal information; record keeping deficiencies or errors; money-laundering; and potential conflicts of interest and ethical issues. Moreover, any failure to appropriately address any issues of this nature could give rise to additional regulatory restrictions, and legal risks, which could lead to costly litigation or subject us to enforcement actions, fines, or penalties and cause us to incur related costs and expenses. In addition, our banking, investment advisory and wealth management businesses are dependent on the integrity of our banking personnel and our investment advisory and wealth managers. Lapses in integrity could cause reputational harm to our businesses that could lead to the loss of existing clients and make it more difficult for us to attract new clients and, therefore, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Historically, California, in which a substantial portion of our business is located, has been susceptible to natural disasters, such as earthquakes, drought, floods and wild fires. In addition to these risks, Florida and Hawaii experience tropical storms and hurricanes.  The nature and level of natural disasters cannot be predicted. These natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing our borrowers’ loans and interrupt our borrowers’ abilities to conduct their business in a manner to support their debt obligations, either of which could result in losses and increased provisions for loan losses for us.

We are exposed to the risk of environmental liabilities with respect to real properties that we may acquire.

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

Our investment management clients are able to terminate their agreements with us without cause and on relatively short notice, making us vulnerable to short term declines in the performance of the securities under our management.

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

Any changes in any federal or state banking statute, regulation or governmental policy, or the interpretation or implementation of any of them, could affect us in substantial and unpredictable ways, including ways that may adversely affect our business, results of operations, financial condition or prospects. Compliance with laws and regulations can be difficult and costly, and changes to laws and regulations often impose additional compliance costs. In addition, federal and state banking regulators have broad authority to supervise our banking business and that of our subsidiaries, including the authority to prohibit activities that represent unsafe or unsound banking practices or constitute violations of statute, rule, regulation, or administrative order. Our failure to comply with any such laws, regulations or regulatory policies could result in sanctions by regulatory agencies, restrictions on our business activities, civil money penalties or damage to our reputation, all of which could adversely affect our business, results of operations, financial condition or prospects.

Federal and state banking agencies periodically conduct examinations of our business, including compliance with laws and regulations, and our failure to comply with any supervisory actions which we are, or may become, subject to as a result of such examinations may adversely affect us.

The Federal Reserve Board, the FDIC and the DFPI  conduct examinations of our business, including for compliance with applicable laws and regulations. As a result of an examination, regulatory agencies may determine that the financial condition, capital resources, asset quality, asset concentrations, earnings prospects, management, liquidity, sensitivity to market risk, or other aspects of any of our operations are unsatisfactory, or that we or our management are in violation of any law, regulation or guideline in effect from time to time. Regulatory agencies may take a number of different remedial actions, including the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the composition of our concentrations in portfolio or balance sheet assets, to assess civil monetary penalties against officers or directors, to remove officers and directors and, if such conditions cannot be corrected or there is an imminent risk of loss to depositors, the FDIC may terminate our deposit insurance. A regulatory action against us could have a material adverse effect on our business, results of operations, financial condition and prospects.

We are subject to stringent capital requirements.

The federal banking agencies require that we meet minimum leverage and risk-based capital requirements applicable to bank holding companies and insured depository institutions. Our satisfaction of these requirements is subject to qualitative judgments by regulators that may differ materially from our management’s and that are subject to being determined retroactively for prior periods. Our failure to satisfy regulatory capital requirements could have a material adverse effect on our business, including damaging the confidence of customers in us, adversely impacting our reputation and competitive position and retention of key personnel. Our failure to meet regulatory capital requirements could also limit or suspend our ability to grow or expand our business, pay dividends, accept brokered deposits, access the Federal Reserve’s discount window, and obtain advances from the FHLB. A failure to meet regulatory capital standards may also result in higher FDIC assessments.  Maintaining adequate capital levels could require that we raise additional capital, which could reduce our earnings and/or dilute our existing stockholders.

We are or will become subject to increased regulation because we have more than $10 billion in total consolidated assets.

Federal law imposes heightened requirements on bank holding companies and depository institutions that exceed $10 billion in total consolidated assets.  An insured depository institution with $10 billion or more in total assets is subject to supervision, examination, and enforcement with respect to consumer protection laws by the CFPB rather than its primary federal banking regulator. Under its current policies, the CFPB will assert jurisdiction in the first quarter after the insured depository institution’s call reports show total consolidated assets of $10 billion or more for four consecutive quarters.  FFB’s total consolidated assets exceeded this amount for the first time at December 31, 2021, so the CFPB, instead of the FDIC, may soon have primary examination and enforcement authority over FFB.  As an independent bureau within the Federal Reserve Board focused solely on consumer financial protection, the CFPB may impose requirements more strictly or severely than the FDIC.

Additionally, other regulatory requirements apply to insured depository institution holding companies and insured depository institutions with $10 billion or more in total consolidated assets, including the restrictions on proprietary trading and investment and sponsorship in hedge funds and private equity funds known as the Volcker Rule. Further, deposit insurance assessment rates are calculated differently, and may be higher, for insured depository institutions with $10 billion or more in total consolidated assets.

We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.

The Community Reinvestment Act, the Equal Credit Opportunity Act, the Fair Housing Act and other fair lending laws and regulations impose nondiscriminatory lending requirements on financial institutions. The Department of Justice, the CFPB and other federal agencies are responsible for enforcing these laws and regulations. Federal banking regulators consider our performance under the Community Reinvestment Act when considering our applications to acquire other depository institutions, to establish branches or other expansionary activities and our failure to meet our obligations under the Community Reinvestment Act could adversely affect our expansionary activities.  Our failure to comply with fair lending laws and regulations could result in a wide variety of sanctions, including damages and civil money penalties, injunctive relief, restrictions on mergers and acquisitions activity, restrictions on expansion, and restrictions on entering new business lines. Private parties may also have the ability to challenge an institution’s performance under fair lending laws in private class action litigation. Any such actions could have a material adverse effect on our business, financial condition, results of operations and prospects.

We face a risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

The federal Bank Secrecy Act, the USA PATRIOT Act of 2001 and other laws and regulations require financial institutions, among other duties, to institute and maintain effective anti-money laundering programs and file suspicious activity and currency transaction reports as appropriate. If our anti-money laundering policies, procedures and systems are deemed deficient or the policies, procedures and systems of any financial institutions that we may acquire in the future are deemed deficient, we could be subject to liability, including fines, civil money penalties and regulatory actions such as restrictions on our ability to pay dividends, the necessity to obtain regulatory approvals to proceed with certain aspects of our business plan or restrictions on our expansionary activities. Our failure to maintain and implement adequate anti-money laundering programs could also have serious reputational consequences for us. Any of these results could materially and adversely affect our business, financial condition, results of operations and prospects.

Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws.  Moreover, legislators and regulators in the United States and other countries are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. Generally, these laws increase our costs of compliance and business operations and could reduce income from certain business initiatives as well as the risk that we could face enforcement actions from state or agencies agency or litigation brought by private parties. This includes increased risks of privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

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

FFA’s business is highly regulated, and regulators have the ability to limit or restrict, and impose fines or other sanctions on, FFA’s business.

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

Although we have declared and paid cash dividends on our common stock since the first quarter of 2019, we may reduce or eliminate our common stock dividend in the future. Our ability to pay dividends to our stockholders is restricted by Delaware and federal law and the policies and regulations of the Federal Reserve Board, which is our federal banking regulator. Our ability to pay dividends to stockholders is also dependent on the payment to us of cash dividends by our subsidiaries, FFA and FFB, which are the primary sources of cash for our payment of dividends. FFA and FFB are subject to separate statutory or regulatory dividend restrictions that can affect their ability to pay cash dividends to us. FFA’s ability to pay cash dividends to us is restricted under California corporate law. FFB’s ability to pay dividends to us is limited by various banking statutes and regulations and California law. Moreover, based on their assessment of the financial condition of FFB or other factors, the FDIC or the DFPI could find that payment of cash dividends by FFB to us would constitute an unsafe or unsound banking practice, in which event they could restrict FFB from paying cash dividends, even if FFB meets the statutory requirements to do so. See the section entitled “Dividend Policy and Restrictions on the Payment of Dividends” in Item 5 of this report below for additional information about our dividend policy and the dividend restrictions that apply to us and to FFB and FFA. A reduction or discontinuance of dividends on our common stock could have a material adverse effect on our business, including the market price of our common stock.

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

The market prices and trading volumes of our common stock may fluctuate or decline significantly. Many of the factors that could negatively affect the prices of our shares or result in fluctuations in are outside of our control, including actual or anticipated changes in interest rates, the strength of the economy, the operating and securities price performance of other companies that investors believe are comparable to us, changes in global financial markets and general market conditions, and research and reports that securities or industry analysts may publish about us or our company or our industry.

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

Our Board of Directors may determine from time to time to raise additional capital by issuing additional shares of our common stock or other securities. We may also issue additional securities in connection with future acquisitions we may make. We are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We cannot predict or estimate the amount, timing, or nature of any future offerings or issuances of additional stock in connection with acquisitions, or the prices at which such offerings may be affected. Such offerings could be dilutive to common stockholders. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then-current common stockholders. Additionally, if we raise additional capital by making additional offerings of debt or preferred equity securities, upon liquidation, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings, will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both.

Our failure to maintain effective internal control over financial reporting could have a material adverse effect on our business and stock prices.

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

FFI’s corporate headquarters is located in Dallas, Texas, at 200 Crescent Court, Suite 1400, Dallas, Texas 75201. The Company has 28 banking offices and 3 loan production offices in California, Nevada, Florida, Texas, and Hawaii. All of our offices, except for the offices in Auburn, California, Big Bear, California, and Running Springs, California, are leased pursuant to non-cancelable operating leases that will expire between 2022 and 2030.

The building for the office in Auburn, California is owned by us and is on land that is leased under a non-cancellable lease that expires in 2028. The building and land for the offices in Big Bear and Running Springs are owned by us.  As a result of the TGRF acquisition, we also own seven buildings for the offices in Florida.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On November 3, 2014, our common stock became listed and commenced trading on the NASDAQ Global Stock Market under the trading symbol “FFWM”. As of February 23, 2022, a total of 56,434,070 shares of our common stock were issued and outstanding which were held of record by approximately 8,060 shareholders.

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

Repurchases of Common Stock

The Company adopted a stock repurchase plan on October 30, 2018 for the repurchase of up to 2,200,000 shares of its common stock from time to time as market conditions allow. This plan has no stated expiration date for the repurchases. The Company did not repurchase any shares during the year ended December 31, 2021. As of December 31, 2021, the maximum number of shares that may be purchased under the program was 1,938,600.

Stock Performance Graph

The following graph shows a comparison from December 31, 2017 through December 31, 2021 of the cumulative total return for our common stock, compared against (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members, by market cap, (ii) the Russell 3000 Index, which measures the performance of the smallest 3,000 members, by market cap, of the Russell Index, and (iii) an index published by SNL Securities L.C. (“SNL”) and known as the KBW Nasdaq Regional Bank Index.

The stock performance graph assumes that $100 was invested in Company common stock at the close of market on December 31, 2017, and, at that same date, in the Russell 2000 Index, the Russell 3000 Index and the KBW Nasdaq Regional Bank Index and that any dividends paid in the indicated periods were reinvested. Shareholder returns shown in the stock performance graph are not necessarily indicative of future stock price performance.

Total Return Performance
First Foundation
Russell 2000
Russell 3000
KBW Nasdaq Regional Bank Index
Index Value
190
180
170
160
150
140
130
120
110
100
90
80
70
60
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021

	Period Ending
	12/31/2017	12/31/2018	12/31/2019	12/31/2020	12/31/2021

First Foundation Inc. (FFWM)	100.00	69.36	93.85	107.39	134.09
Russell 2000 Index	100.00	87.82	108.66	128.61	146.23
Russell 3000 Index	100.00	93.01	119.55	141.38	176.16
KBW Regional Bank Index	100.00	80.49	96.89	85.17	113.44

The above performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that section and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act or the Exchange Act.

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the year ended December 31, 2021, as compared to our results of operations in the year ended December 31, 2020; in our results of operations in the year ended December 31, 2020, as compared to our results of operations in the year ended December 31, 2019, and our financial condition at December 31, 2021 as compared to our financial condition at December 31, 2020. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Some of the factors that could cause results to differ materially from expectations are discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” contained elsewhere in this Annual Report on Form 10-K.

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

Allowance for Credit Losses - Securities Available-for-Sale (“AFS”) - For securities AFS in an unrealized loss position, the Company first evaluates whether it intends to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the security amortized cost basis is written down to fair value through income. If the criteria is not met, the Company is required to assess whether the decline in fair value has resulted from credit losses or noncredit-related factors. If the present value of expected cash flows to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist, the Company records the decline in fair value through other comprehensive income, net of related income tax effects. The Company has made the election to exclude accrued interest receivable on securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. See “Note 4: Securities” for additional information related to the Company’s allowance for credit losses on securities AFS.

Allowance for Credit Losses - Loans. Our ACL for loans and investments are established through a provision for credit losses charged to expense and may be reduced by a recapture of previously established loss reserves, which are also reflected in the statement of income. Loans and investments are charged against the ACL when management believes that collectability of the principal is unlikely. The ACL for loans is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible based on an evaluation of the collectability of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the borrower’s ability to pay. While we use the best information available to make this evaluation, future adjustments to our ACL may be necessary if there are significant changes in economic or other conditions that can affect the collectability in full of loans and investments in our loan or investment portfolios. See “Note 6: Allowance for Credit Losses”, for additional information related to the Company’s allowance for credit losses on loans.

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

Business Combinations. We account for business combinations under the acquisition method of accounting, as required by Accounting Standards Codification (“ASC”) 805, Business Combinations.  The acquired assets, assumed liabilities and identifiable intangible assets are recorded at their respective acquisition date fair values. Goodwill is recorded based on the excess of the purchase over the fair value of the net assets and other identifiable intangible assets acquired. Goodwill generated from business combinations are not subject to amortization and instead are tested for impairment annually, unless a triggering event occurs, which would require an updated assessment. Certain costs associated with business combinations are expensed as incurred.

We have two business segments, “Banking” and “Investment Management and Wealth Planning” (“Wealth Management”). Banking includes the operations of FFB, FFIS, FFPF, and Blue Moon Management LLC and Wealth Management includes the operations of FFA. The financial position and operating results of the stand-alone holding company, FFI, are included under the caption “Other” in certain of the tables that follow, along with any consolidation elimination entries.

Overview and Recent Developments

We continued strong growth during 2021, with loan originations of $3.9 billion and deposit growth of $2.0 billion. Total revenues (net interest income and noninterest income) in 2021 increased by 21% over 2020.

The results of operations for Banking reflect the benefits of this growth. Income before taxes for Banking increased $29.8 million, from $119.6 million in 2020, to $149.4 million in 2021. On a consolidated basis, income before taxes increased $33.0 million, from $118.8 million in 2020, to $151.8 million in 2021.

On December 17, 2021, we completed the acquisition of TGR Financial, Inc. (“TGRF”) and its wholly-owned subsidiary, First Florida Integrity Bank.  At closing, TGRF had $2.6 billion in total assets, $1.1 billion in gross loans, and $2.2 billion in total deposits and operated seven banking offices in the State of Florida.  In connection with this acquisition, we issued 11,352,232 shares of FFI common stock with a fair value of $24.93 per share.

On January 24, 2022, we completed a $150 million offering of our 3.50% fixed-to-floating rate subordinated notes due 2032.

On January 31, 2022, the Board of Directors declared a quarterly cash dividend of $0.11 per common share to be paid on February 17, 2022 to stockholders of record as of the close of business on February 10, 2022.

Results of Operations

Years Ended December 31, 2021 and 2020.

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, gains on sales of loans, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of AUM. Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 57% and 77%, respectively, of the total noninterest expense for Banking and Wealth Management in 2021.

The following tables show key operating results for each of our business segments for the years ended December 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2021:
Interest income	$247,218	$—	$—	$247,218
Interest expense	13,688	—	246	13,934
Net interest income	233,530	—	(246)	233,284
Provision for credit losses	3,866	—	—	3,866
Noninterest income	41,068	29,917	(532)	70,453
Noninterest expense	121,375	23,349	3,362	148,086
Income (loss) before taxes on income	$149,357	$6,568	$(4,140)	$151,785
2020:
Interest income	$243,891	$—	$—	$243,891
Interest expense	47,078	—	169	47,247
Net interest income	196,813	—	(169)	196,644
Provision for credit losses	6,746	—	—	6,746
Noninterest income	31,567	24,510	(1,430)	54,647
Noninterest expense	102,019	21,778	1,981	125,778
Income (loss) before taxes on income	$119,615	$2,732	$(3,580)	$118,767

General. Our net income and income before taxes in 2021 were $109.5 million and $151.8 million, respectively, as compared to $84.4 million and $118.8 million, respectively, in 2020. The $33.0 million increase in income before taxes was the result of a $29.7 million increase in income before taxes for Banking, a $3.8 million increase in income before taxes for Wealth Management, offset partially by a $0.5 million increase in corporate expenses. The increase in Banking was due to higher net interest income and higher noninterest income. The increase in Wealth Management was due to higher noninterest income. The increase in corporate expenses was due to increases in interest expense and noninterest expenses.  The increase in noninterest expenses was primarily due to merger costs associated with the acquisition.

Our effective tax rate for 2021 was 27.9% as compared to 29.0% for 2020 and as compared to our statutory tax rate of 29.0%.

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

	Year Ended December 31:
	2021			2020
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$5,846,315	$224,823	3.85%	$5,333,968	$216,798	4.06%
Securities AFS	806,456	20,435	2.53%	902,085	25,688	2.85%
FHLB stock, fed funds, and deposits	756,658	1,960	0.26%	262,090	1,405	0.54%
Total interest-earning assets	7,409,429	247,218	3.34%	6,498,143	243,891	3.76%
Noninterest-earning assets:
Nonperforming assets	17,338			14,606
Other	220,367			180,678
Total assets	$7,647,134			$6,693,427
Interest-bearing liabilities:
Demand deposits	$1,010,452	2,347	0.23%	$447,988	2,085	0.47%
Money market and savings	2,318,619	8,385	0.36%	1,699,152	13,619	0.80%
Certificates of deposit	710,176	2,721	0.38%	1,628,540	23,728	1.46%
Total interest-bearing deposits	4,039,247	13,453	0.33%	3,775,680	39,432	1.04%
Borrowings	63,681	481	0.75%	612,583	7,815	1.28%
Total interest-bearing liabilities	4,102,928	13,934	0.34%	4,388,263	47,247	1.08%
Noninterest-bearing liabilities:
Demand deposits	2,725,631			1,595,669
Other liabilities	75,112			67,348
Total liabilities	6,903,671			6,051,280
Shareholders’ equity	743,463			642,147
Total liabilities and equity	$7,647,134			$6,693,427
Net Interest Income		$233,284			$196,644
Net Interest Rate Spread			3.00%			2.68%
Net Interest Margin			3.15%			3.03%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes between 2021 as compared to 2020.

	Increase (Decrease) due to		Net Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest earned on:
Loans	$20,104	$(12,079)	$8,025
Securities	(2,576)	(2,677)	(5,253)
Cash, FHLB stock, fed funds and deposits	1,576	(1,021)	555
Total interest-earning assets	19,104	(15,777)	3,327
Interest paid on:
Demand deposits	1,680	(1,419)	261
Money market and savings	3,878	(9,112)	(5,234)
Certificates of deposit	(9,106)	(11,900)	(21,006)
Borrowings	(5,047)	(2,287)	(7,334)
Total interest-bearing liabilities	(8,595)	(24,718)	(33,313)
Net interest income	$27,699	$8,941	$36,640

Net interest income for Banking increased from $196.8 million in 2020, to $233.5 million in 2021, due primarily to a 14% increase in interest-earning assets. On a consolidated basis, the net interest margin (“NIM”) increased 14 basis points to 3.15% in 2021 from 3.03% in 2020, as the current low interest rate environment continues to impact our NIM positively as our cost of funds have fallen faster than the yield on our earnings assets. The realization of net PPP fee income of $3.3 million helped offset the decrease in interest income due to lower average loan rates during 2021. The decrease in the cost of interest-bearing liabilities was due to a decrease in costs of interest-bearing deposits and decreased costs of borrowings. The cost of interest-bearing deposits decreased from 1.04% in 2020 to 0.33% in 2021. The average rate on borrowings decreased from 1.28% in 2020 to 0.75% in 2021. The average balance outstanding under the holding company line of credit increased from $3.9 million in 2020 to $6.7 million in 2021, resulting in a $0.1 million increase in corporate interest expense.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the estimated losses inherent in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and chargeoffs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For 2021 and 2020, we recorded provisions for credit losses of $3.9 million and $6.7 million, respectively. The provision for credit losses in 2021 and 2020 were due to the TGRF acquisition and growth in loan balances and $0.8 million of net chargeoffs in each year.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, and gains and losses from capital market activities. The following table provides a breakdown of noninterest income for Banking for the years ended December 31:

(dollars in thousands)	2021	2020

Year Ended December 31:
Trust fees	$7,161	$5,645
Loan related fees	9,208	8,334
Deposit charges	1,714	1,236
Gain on sale of loans	21,459	15,140
Consulting fees	409	398
Other	1,117	814
Total noninterest income	$41,068	$31,567

Noninterest income in Banking in 2021 was $9.5 million higher than 2020 primarily due to a higher gain on sale of loans, higher loan fees, and higher trust fees. The $6.3 million higher gain on sale was due to the benefits of a declining interest rate environment in 2021. The $0.9 million increase in loan fees was due primarily to higher prepayment fees and higher servicing fees. The $1.5 million increase in trust fees was due to an increase in clients.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the years ended December 31:

(dollars in thousands)	2021	2020
Noninterest income	$29,917	$24,510

Noninterest income for Wealth Management increased in 2021 when compared to 2020, as the level of billable AUM increased by 21%.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the years ended December 31:

	Banking		Wealth Management
(dollars in thousands)	2021	2020	2021	2020

Year Ended December 31, 2021:
Compensation and benefits	$68,897	$56,154	$18,039	$16,371
Occupancy and depreciation	23,018	21,433	1,958	2,347
Professional services and marketing	7,862	5,972	2,836	2,558
Customer service costs	8,775	7,445	—	—
Other expenses	12,823	11,015	516	502
Total noninterest expense	$121,375	$102,019	$23,349	$21,778

Noninterest expense in Banking increased to $121.4 million in 2021 from $102 million in 2020 due to increases in compensation and benefits, occupancy and depreciation, professional services and marketing, and customer service costs. Compensation and benefits for Banking increased $12.7 million during 2021 as compared to 2020, due to salary increases and an increase in the FTE in Banking, which increased to 547.2 in 2021, from 436.8 in 2020, as a result of the increased staffing related to additional personnel added to support the growth in loans and deposits, and added personnel from the TGRF acquisition. The increase in occupancy and depreciation for Banking to $23 million in 2021 from $21.4 million in 2020 was due to higher core processing costs related to higher volumes and services added during 2021. The $1.9 million increase in professional services and marketing was due to one-time costs related to the TGRF acquisition.

Customer service costs for Banking increased to $8.8 million in 2021 from $7.4 million in 2020 due to increased earnings credits related to an increase in deposit balances.

Noninterest expenses for Wealth Management increased by $1.6 million for 2021, when compared to the comparable period in 2020, primarily due to increased compensation costs related to higher commissions.

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

General. Our net income and income before taxes in 2020 were $84.4 million and $118.8 million, respectively, as compared to $56.2 million and $79.5 million, respectively, in 2019. The $39.3 million increase in income before taxes was the result of a $37.5 million increase in income before taxes for Banking, a $0.5 million increase in income before taxes for Wealth Management and a $1.3 million decrease in corporate expenses. The increase in Banking was due to higher net interest income, higher noninterest income, and lower noninterest expenses. The increase in Wealth Management was due to higher billable AUM and lower noninterest expenses. The decrease in corporate expenses was due to decreases in interest expense and noninterest expenses.

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

	2020			2019
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$5,333,968	$216,798	4.06%	$5,032,447	$220,951	4.39%
Securities	902,085	25,688	2.85%	805,724	25,004	3.10%
FHLB stock, fed funds and deposits	262,090	1,405	0.54%	83,155	2,805	3.37%
Total interest-earning assets	6,498,143	243,891	3.76%	5,921,326	248,760	4.20%
Noninterest-earning assets:
Nonperforming assets	14,606			16,517
Other	180,678			188,143
Total assets	$6,693,427			$6,125,986
Interest-bearing liabilities:
Demand deposits	$447,988	2,085	0.47%	$342,927	3,183	0.93%
Money market and savings	1,699,152	13,619	0.80%	1,215,410	15,427	1.27%
Certificates of deposit	1,628,540	23,728	1.46%	1,986,009	45,572	2.29%
Total interest-bearing deposits	3,775,680	39,432	1.04%	3,544,346	64,182	1.81%
Borrowings	612,583	7,815	1.28%	625,948	14,624	2.34%
Total interest-bearing liabilities	4,388,263	47,247	1.08%	4,170,294	78,806	1.89%
Noninterest-bearing liabilities:
Demand deposits	1,595,669			1,314,296
Other liabilities	67,348			60,023
Total liabilities	6,051,280			5,544,613
Stockholders’ equity	642,147			581,373
Total liabilities and equity	$6,693,427			$6,125,986
Net Interest Income		$196,644			$169,954
Net Interest Rate Spread			2.68%			2.31%
Net Interest Margin			3.03%			2.87%

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

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the estimated losses inherent in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and chargeoffs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For 2020 and 2019, we recorded provisions for credit losses of $6.7 million and $2.6 million, respectively. The provision for credit losses in 2020 and 2019 were due to the growth in loan balances and $0.8 million of net chargeoffs in each year.

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

Financial Condition

The following table shows the financial position for each of our business segments, and of Other and Elimination entries used to arrive at our consolidated totals which are included in the column labeled Other, at December 31:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
2021:
Cash and cash equivalents	$1,121,089	$3,195	$(2,527)	$1,121,757
Securities AFS, net	1,191,378	—	—	1,191,378
Loans Held For Sale	501,436	—	—	501,436
Loans, net	6,872,952	—	—	6,872,952
Premises and equipment	37,373	411	136	37,920
FHLB Stock	18,249	—	—	18,249
Deferred taxes	20,745	138	(48)	20,835
REO	6,210	—	—	6,210
Goodwill and Intangibles	222,125	—	—	222,125
Other assets	179,385	365	23,592	203,342
Total assets	$10,170,942	$4,109	$21,153	$10,196,204
Deposits	$8,836,250	$—	$(24,290)	$8,811,960
Borrowings	165,930	—	44,197	210,127
Intercompany balances	4,605	(8,204)	3,599	—
Other liabilities	92,500	4,381	13,185	110,066
Shareholders’ equity	1,071,657	7,932	(15,538)	1,064,051
Total liabilities and equity	$10,170,942	$4,109	$21,153	$10,196,204
2020:
Cash and cash equivalents	$629,066	$1,671	$(1,030)	$629,707
Securities AFS	807,426	—	—	807,426
Loans Held For Sale	505,404	—	—	505,404
Loans, net	4,779,599	—	—	4,779,599
Premises and equipment	7,313	563	136	8,012
FHLB Stock	17,250	—	—	17,250
Deferred taxes	8,663	186	(246)	8,603
Goodwill and Intangibles	95,296	—	—	95,296
Other assets	91,702	314	13,847	105,863
Total assets	$6,941,719	$2,734	$12,707	$6,957,160
Deposits	$5,919,155	$—	$(5,722)	$5,913,433
Borrowings	255,000	—	14,000	269,000
Intercompany balances	4,493	(3,519)	(974)	—
Other liabilities	65,423	3,808	9,785	79,016
Shareholders’ equity	697,648	2,445	(4,382)	695,711
Total liabilities and equity	$6,941,719	$2,734	$12,707	$6,957,160
2019:
Cash and cash equivalents	$65,083	$5,054	$(4,750)	$65,387
Securities AFS	1,014,966	—	—	1,014,966
Loans Held For Sale	503,036	—	—	503,036
Loans, net	4,526,833	—	—	4,526,833
Premises and equipment	7,561	658	136	8,355
FHLB Stock	21,519	—	—	21,519
Deferred taxes	10,778	133	168	11,079
Goodwill and Intangibles	97,191	—	—	97,191
Other assets	51,229	445	14,396	66,070
Total assets	$6,298,196	$6,290	$9,950	$6,314,436
Deposits	$4,902,958	$—	$(11,814)	$4,891,144
Borrowings	733,000	—	10,000	743,000
Intercompany balances	3,111	469	(3,580)	—
Other liabilities	48,159	3,400	14,864	66,423
Shareholders’ equity	610,968	2,421	480	613,869
Total liabilities and equity	$6,298,196	$6,290	$9,950	$6,314,436

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During 2021, total assets increased by $3.2 billion primarily due to increases in cash and loans, including loans held for sale. Loans and loans held for sale increased $2.1 billion in 2021 as a result of $3.9 billion of originations and the addition of $1.1 billion in loans from the TGRF acquisition, which were partially offset by the sale of $559 million of loans and payoffs or scheduled payments of $2.4 billion. The $2.9 billion growth in deposits during 2021 included increases in branch deposits of $2.5 billion and specialty deposits of $759 million, offset by decreases in digital banking deposits of $136 million and $236 million decrease in wholesale deposits. The increase in deposits was also primarily due to the TGRF acquisition, which contributed $2.2 billion of deposits. Borrowings decreased by $59 million at December 31, 2021, from $269 million at December 31, 2020. At December 31, 2021, the outstanding balance on the holding company line of credit was $18.5 million.

Cash and cash equivalents, certificates of deposit and securities: Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased by $492 million during 2021. Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale (“AFS”): The following table provides a summary of the Company’s AFS securities portfolio at December 31:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
2021:
Collateralized mortgage obligations	$13,862	$—	$(37)	$—	$13,825
Agency mortgage-backed securities	928,546	6,563	(6,120)	—	928,989
Municipal bonds	52,052	94	—	—	52,146
SBA securities	27,970	2	—	—	27,972
Beneficial interests in FHLMC securitization	21,606	373	—	(10,399)	11,580
Corporate bonds	154,027	2,441	(92)	—	156,376
U.S. Treasury	499	—	(9)	—	490
Total	$1,198,562	$9,473	$(6,258)	$(10,399)	$1,191,378

2020:
Agency mortgage-backed securities	$705,752	$18,243	$—	$—	$723,995
Municipal bonds	1,012	95	—	—	1,107
Beneficial interest – FHLMC securitization	30,497	211	—	(7,245)	23,463
Corporate bonds	57,000	1,358	—	—	58,358
U.S. Treasury	500	3	—	—	503
Total	$794,761	$19,910	$—	$(7,245)	$807,426

2019:
Agency mortgage-backed securities	$905,949	$9,174	$(146)	$—	$914,977
Municipal bonds	986	60	—	—	1,046
Beneficial interest – FHLMC securitization	47,586	1,801	(6,681)	—	42,706
Corporate bonds	54,000	1,834	—	—	55,834
U.S. Treasury	400	3	—	—	403
Total	$1,008,921	$12,872	$(6,827)	$—	$1,014,966

The US Treasury Securities are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations.

Excluding allowance for credit losses, the $387 million increase in AFS securities in 2021 was due primarily to $454 million in security purchases and $222 million in securities acquired from TGRF, offset partially by $268 million in principal payments, and decreases in unrealized gains on securities. The $200 million decrease in AFS securities in 2020 was due to primarily to $270 million in principal payments, partially offset by $56 million of securities purchased.

The table below indicates, as of December 31, 2021, the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$12,971	$(37)	$—	$—	$12,971	$(37)
Agency mortgage-backed securities	434,973	(5,051)	36,136	(1,069)	471,109	(6,120)
Corporate bonds	47,880	(92)	—	—	47,880	(92)
U.S. Treasury	491	(9)	—	—	491	(9)
Total temporarily impaired securities	$496,315	$(5,189)	$36,136	$(1,069)	$532,451	$(6,258)

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

The scheduled maturities of securities AFS, other than agency mortgage backed securities, and the related weighted average yield is as follows as of December 31, 2021:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
Amortized Cost:
Corporate bonds	$3,505	$11,634	$133,352	$5,535	$154,026
Other	—	1,846	35,080	15,625	52,551
Total	$3,505	$13,480	$168,432	$21,160	$206,577
Weighted average yield	(4.82)%	2.36%	3.75%	3.85%	3.52%
Estimated Fair Value:
Corporate bonds	$3,505	$11,624	$135,653	$5,594	$156,376
Other	—	1,916	35,091	15,629	52,636
Total	$3,505	$13,540	$170,744	$21,223	$209,012

Agency mortgage backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests in FHLMC securitizations as of December 31, 2021 was 1.67%.

Loans. The following table sets forth our loans, by loan category, as of December 31:

	December 31,	December 31,
(dollars in thousands)	2021	2020
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,886,055	$2,247,542
Single family	933,445	806,014
Total real estate loans secured by residential properties	3,819,500	3,053,556
Commercial properties	1,309,200	747,807
Land and construction	156,028	55,832
Total real estate loans	5,284,728	3,857,195
Commercial and industrial loans	1,598,422	918,676
Consumer loans	10,834	18,888
Total loans	6,893,984	4,794,759
Premiums, discounts and deferred fees and expenses	12,744	9,040
Total	$6,906,728	$4,803,799

Loans and loans held for sale increased $2.1 billion in 2021 as a result of $3.9 billion of originations and $1.1 billion of loans acquired from TGRF, which were partially offset by the sale of $559 million of loans and payoffs or scheduled payments of $2.4 billion.

The scheduled maturities, as of December 31, 2021, of the performing loans categorized as land and construction loans and as commercial and industrial loans, are as follows:

				Loans With a Scheduled
	Scheduled Maturity			Maturity After One Year
		Due After One
	Due in One Year	Year Through	Due After	Loans With	Loan With
(dollars in thousands)	or Less	Five Years	Five Years	Fixed Rates	Adjustable Rates
Land and construction loans	$80,281	$35,490	$40,257	$47,309	$28,438
Commercial and industrial loans	214,103	961,667	422,652	1,221,711	162,608

Deposits: The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of December 31:

	2021		2020		2019
		Weighted		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$3,280,455	—	$1,655,847	—	$1,192,481	—
Interest-bearing	2,242,684	0.070%	871,289	0.372%	386,276	0.635%
Money market and savings	2,620,336	0.275%	2,407,401	0.549%	1,334,736	1.355%
Certificates of deposits	668,485	0.145%	978,896	0.591%	1,977,651	1.971%
Total	$8,811,960	0.111%	$5,913,433	0.376%	$4,891,144	1.217%

The $2.9 billion increase in deposits during 2021 was due to increases in branch deposits of $2.5 billion and specialty deposits of $759 million, offset by decreases in digital banking deposits of $136 million and $236 million decrease in wholesale deposits. The increase in deposits was also primarily due to the TGRF acquisition, which contributed $2.2 billion of deposits. The $1 billion increase in deposits during 2020 was due to increases in branch deposits of $736 million, specialty deposits of $979 million, and digital bank deposits of $402 million, offset partially by a $1 billion decrease in wholesale deposits.

The weighted average rate of interest-bearing deposits decreased from 1.61% at December 31, 2019 to 0.52% at December 31, 2020, and decreased to 0.18% at December 31, 2021, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits decreased from 1.22% at December 31, 2019, to 0.38% at December 31, 2020, and decreased to 0.15% at December 31, 2021. The financial impact of the increase in noninterest-bearing deposits is reflected in customer service costs, which are included in noninterest expenses.

The maturities of our certificates of deposit of $100,000 or more were as follows as of December 31, 2021:

(dollars in thousands)
3 months or less	$215,680
Over 3 months through 6 months	133,711
Over 6 months through 12 months	133,469
Over 12 months	71,430
Total	$554,290

From time to time, the Bank will utilize brokered deposits as a source of funding. As of December 31, 2021, the Bank held $90 million of deposits which are classified as brokered deposits.

Borrowings: At December 31, 2021, our borrowings consisted of $26 million in subordinated notes, $166 million of repurchase agreements, and $18.5 million of borrowings under a holding company line of credit.  At December 31, 2020, our borrowings consisted of $255 million in FHLB term advances at the Bank, and $14 million of borrowings under a company line of credit. The subordinated notes mature in June 2030 and bear a fixed interest rate of 6.0%, until June 30, 2025, at which time they will convert to a floating rate based on three month Secured Overnight Financing Rate (“SOFR”), plus 590 basis points (5.90%), until maturity. The average balance of borrowings at the Bank during 2021 was $57 million, as compared to $609 million during 2020. The weighted average interest rate on these borrowings was 0.41% during 2021, as compared to 1.26% during 2020. The maximum amount of short-term FHLB advances outstanding at any month-end during 2021 and 2020, was $255 million and $860 million, respectively.

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

	Past Due and Still Accruing
			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
2021:
Real estate loans:
Residential properties	$1,519	$310	$—	$3,281	$5,110	$3,827,385	$3,832,495
Commercial properties	2,934	—	—	1,529	4,463	1,305,112	1,309,575
Land and construction	—	—	—	—	—	155,926	155,926
Commercial and industrial loans	303	260	—	3,520	4,083	1,593,782	1,597,865
Consumer loans	—	—	—	—	—	10,867	10,867
Total	$4,756	$570	$—	$8,330	$13,656	$6,893,072	$6,906,728
Percentage of total loans	0.07%	0.01%	—%	0.12%	0.20%

2020:
Real estate loans:
Residential properties	$35	$—	$—	$10,947	$10,982	$3,042,574	$3,053,556
Commercial properties	951	240	—	4,544	5,735	742,072	747,807
Land and construction	—	—	—	—	—	55,832	55,832
Commercial and industrial loans	1,013	411	152	5,137	6,713	911,963	918,676
Consumer loans	—	—	—	—	—	18,888	18,888
Total	$1,999	$651	$152	$20,628	$23,430	$4,771,329	$4,794,759
Percentage of total loans	0.04%	0.01%	0.00%	0.43%	0.49%

2019:
Real estate loans:
Residential properties	$89	$13	$—	$1,743	$1,845	$3,013,255	$3,015,100
Commercial properties	7,586	—	403	2,410	10,399	823,643	834,042
Land and construction	—	—	—	—	—	70,257	70,257
Commercial and industrial loans	695	2,007	—	8,714	11,416	588,797	600,213
Consumer loans	22	3	—	—	25	16,248	16,273
Total	$8,392	$2,023	$403	$12,867	$23,685	$4,512,200	$4,535,885
Percentage of total loans	0.19%	0.04%	0.01%	0.27%	0.52%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
December 31, 2021
Real estate loans:
Residential properties	$—	$3,281
Commercial properties	—	1,529
Commercial and industrial loans	1,733	1,788
Total	$1,733	$6,598

December 31, 2020
Real estate loans:
Residential properties	$2,987	$7,959
Commercial properties	—	4,544
Commercial and industrial loans	2,581	2,557
Total	$5,568	$15,060

The following table presents the composition of troubled debt restructurings (“TDRs”) by accrual and nonaccrual status as of:

	December 31, 2021			December 31, 2020
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential real estate loans	$1,200	$—	$1,200	$1,200	$—	$1,200
Commercial real estate loans	1,021	1,174	2,195	1,107	1,277	2,384
Commercial and industrial loans	493	2,030	2,523	1,041	2,832	3,873
Total	$2,714	$3,204	$5,918	$3,348	$4,109	$7,457

These loans were classified as a TDR as a result of a reduction in required principal payments and/or an extension of the maturity date of the loans.

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans for the year ended December 31:

	Beginning	Adoption of	Provision for	Allowance on			Ending
(dollars in thousands)	Balance	ASC 326	Credit Losses	Acquired PCD Loans	Chargeoffs	Recoveries	Balance
2021:
Real estate loans:
Residential properties	$5,115	$—	$(1,453)	$93	$(1,118)	$—	$2,637
Commercial properties	8,711	—	774	7,564	—	—	17,049
Land and construction	892	—	1,051	52	—	—	1,995
Commercial and industrial loans	9,249	—	614	1,836	(706)	999	11,992
Consumer loans	233	—	(130)	—	—	—	103
Total	$24,200	$—	$856	$9,545	$(1,824)	$999	$33,776
2020:
Real estate loans:
Residential properties	$8,423	$363	$(3,671)	$—	$—	$—	$5,115
Commercial properties	4,166	3,760	785	—	—	—	8,711
Land and construction	573	92	227	—	—	—	892
Commercial and industrial loans	7,448	—	2,642	—	(1,844)	1,003	9,249
Consumer loans	190	—	43	—	—	—	233
Total	$20,800	$4,215	$26	$—	$(1,844)	$1,003	$24,200
2019:
Real estate loans:
Residential properties	$9,216	$—	$(793)	$—	$—	$—	$8,423
Commercial properties	4,547	—	(381)	—	—	—	4,166
Land and construction	391	—	182	—	—	—	573
Commercial and industrial loans	4,628	—	3,653	—	(2,687)	1,854	7,448
Consumer loans	218	—	(24)	—	(5)	1	190
Total	$19,000	$—	$2,637	$—	$(2,692)	$1,855	$20,800
2018:
Real estate loans:
Residential properties	$9,715	$—	$(499)	$—	$—	$—	$9,216
Commercial properties	4,399	—	359	—	(211)	—	4,547
Land and construction	395	—	(4)	—	—	—	391
Commercial and industrial loans	3,624	—	4,413	—	(3,978)	569	4,628
Consumer loans	267		(49)	—	—	—	218
Total	$18,400	$—	$4,220	$—	$(4,189)	$569	$19,000
2017:
Real estate loans:
Residential properties	$6,669	$—	$3,046	$—	$—	$—	$9,715
Commercial properties	2,983	—	1,416	—	—	—	4,399
Land and construction	233	—	162	—	—	—	395
Commercial and industrial loans	5,227	—	(1,841)	—	—	238	3,624
Consumer loans	288	—	(21)	—	—	—	267
Total	$15,400	$—	$2,762	$—	$—	$238	$18,400

Excluding the loans acquired in an acquisition and any related allocated ACL for loans, our ACL related to loans represented 0.49% and 0.50% of total loans outstanding as of December 31, 2021, and December 31, 2020, respectively.

The amount of the ACL for loans is adjusted periodically by charges to operations (referred to in our income statement as the “provision for credit losses”) (i) to replenish the ACL after it has been reduced due to loan write-downs or chargeoffs, (ii) to reflect increases in the volume of outstanding loans, and (iii) to take account of changes in the risk of potential loan losses due to a deterioration in the condition of borrowers, or in the value of property securing non–performing loans, or adverse changes in economic conditions. The amounts of the provisions we make for loan losses are based on our estimate of losses in our loan portfolio. In estimating such losses, we use economic and loss migration models that are based on bank regulatory guidelines and industry standards, and our historical chargeoff experience and loan delinquency rates, local and national economic conditions, a borrower’s ability to repay its borrowings, and the value of any property collateralizing the loan, as well as a number of subjective factors. However, these determinations involve judgments about changes and trends in current economic conditions and other events that can affect the ability of borrowers to meet their loan obligations to us and a weighting among the quantitative and qualitative factors we consider in determining the sufficiency of the ACL. Moreover, the duration and anticipated effects of prevailing economic conditions or trends can be uncertain and can be affected by a number of risks and circumstances that are outside of our control. If changes in economic or market conditions or unexpected subsequent events were to occur, or if changes were made to bank regulatory guidelines or industry standards that are used to assess the sufficiency of the ACL, it could become necessary for us to incur additional, and possibly significant, charges to increase the ACL, which would have the effect of reducing our income.

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

The following table presents the balance in the ACL and the recorded investment in loans by impairment method at December 31:

	Evaluated for Impairment
(dollars in thousands)	Individually	Collectively	Total

2021:
Allowance for credit losses:
Real estate loans:
Residential properties	$111	$2,526	$2,637
Commercial properties	7,967	9,082	17,049
Land	52	1,943	1,995
Commercial and industrial loans	2,386	9,606	11,992
Consumer loans	—	103	103
Total	$10,516	$23,260	$33,776
Loans:
Real estate loans:
Residential properties	$9,593	$3,822,902	$3,832,495
Commercial properties	41,313	1,268,262	1,309,575
Land	694	155,232	155,926
Commercial and industrial loans	9,963	1,587,902	1,597,865
Consumer loans	—	10,867	10,867
Total	$61,563	$6,845,165	$6,906,728
2020:
Allowance for credit losses:
Real estate loans:
Residential properties	$1,059	$4,056	$5,115
Commercial properties	374	8,337	8,711
Land	—	892	892
Commercial and industrial loans	956	8,293	9,249
Consumer loans	—	233	233
Total	$2,389	$21,811	$24,200

Loans:
Real estate loans:
Residential properties	$12,414	$3,041,142	$3,053,556
Commercial properties	17,304	730,503	747,807
Land	—	55,832	55,832
Commercial and industrial loans	6,472	912,204	918,676
Consumer loans	—	18,888	18,888
Total	$36,190	$4,758,569	$4,794,759
2019:
Allowance for credit losses:
Real estate loans:
Residential properties	$—	$8,423	$8,423
Commercial properties	107	4,059	4,166
Land	—	573	573
Commercial and industrial loans	763	6,685	7,448
Consumer loans	—	190	190
Total	$870	$19,930	$20,800
Loans:
Real estate loans:
Residential properties	$2,897	$3,012,203	$3,015,100
Commercial properties	6,689	827,353	834,042
Land	—	70,257	70,257
Commercial and industrial loans	9,316	590,897	600,213
Consumer loans	—	16,273	16,273
Total	$18,902	$4,516,983	$4,535,885
2018:
Allowance for credit losses:
Real estate loans:
Residential properties	$—	$9,216	$9,216
Commercial properties	126	4,421	4,547
Land	—	391	391
Commercial and industrial loans	290	4,338	4,628
Consumer loans	—	218	218
Total	$416	$18,584	$19,000
Loans:
Real estate loans:
Residential properties	$651	$2,861,112	$2,861,763
Commercial properties	2,871	866,298	869,169
Land	697	79,490	80,187
Commercial and industrial loans	8,559	441,246	449,805
Consumer loans	—	22,699	22,699
Total	$12,778	$4,270,845	$4,283,623
2017:
Allowance for credit losses:
Real estate loans:
Residential properties	$—	$9,715	$9,715
Commercial properties	—	4,399	4,399
Land	—	395	395
Commercial and industrial loans	909	2,715	3,624
Consumer loans	—	267	267
Total	$909	$17,491	$18,400
Loans:
Real estate loans:
Residential properties	$—	$2,581,245	$2,581,245
Commercial properties	4,037	692,711	696,748
Land	—	—	—
Commercial and industrial loans	9,399	301,380	310,779
Consumer loans	—	29,330	29,330
Total	$13,436	$3,604,666	$3,618,102

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of FFI common stock. The remaining balances of the Company’s lines of credit available to draw down totaled $3.1 billion at December 31, 2021.

Cash Flows Provided by Operating Activities. During the year ended December 31, 2021, operating activities provided net cash of $97 million, comprised primarily of our net income of $110 million and $23 million increase in other liabilities, offset partially by a $39 million increase in other assets. During the year ended December 31, 2020, operating activities provided net cash of $67 million, comprised primarily of our net income of $84 million and $13 million increase in other liabilities, offset partially by a $39 million increase in other assets.

Cash Flows Used in Investing Activities. During the year ended December 31, 2021, investing activities used net cash of $79 million, primarily to fund a $1.6 billion net increase in loans and $455 million in purchases of securities AFS, offset partially by $1.1 billion in cash received from the TGRF acquisition, $580 million in proceeds from loan sales, and $268 million in principal collections of securities AFS. During the year ended December 31, 2020, investing activities used net cash of $25 million, primarily to fund a $794 million net increase in loans and $56 million in purchases of securities AFS, offset partially by $553 million in proceeds from loan sales, and $270 million in principal collections of securities AFS.

Cash Flow Provided by Financing Activities. During the year ended December 31, 2021, financing activities provided net cash of $474 million, consisting primarily of a net increase of $728 million in deposits and a net $17 million increase in our line of credit borrowing, offset partially by a $255 million decrease in FHLB advances and $16 million in dividends paid. During the year ended December 31, 2020, financing activities provided net cash of $522 million, consisting primarily of a net increase of $1.0 billion in deposits, offset partially by a $478 million decrease in FHLB advances, $12 million in dividends paid and $12 million paid in swap settlements.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At December 31, 2021 and 2020, the loan-to-deposit ratios at FFB were 84%, and 90%, respectively.

Contractual Obligations

The following table summarizes the indicated contractual obligations of the Company as of the December 31, 2021:

	Payments Due by Period
		Less Than			More Than
(dollars in thousands)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years

Subordinated notes	$25,697	$—	$—	$—	$25,697
FFI line of credit loan	18,500	—	18,500	—	—
Operating lease obligations	24,687	7,068	8,857	6,024	2,738
Total	$68,884	$7,068	$27,357	$6,024	$28,435

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of December 31, 2021:

(dollars in thousands)
Commitments to fund new loans	$29,545
Commitments to fund under existing loans, lines of credit	881,605
Commitments under standby letters of credit	14,576

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of December 31, 2021, FFB was obligated on $277 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $263 million of deposits from the State of California.

Asset and Liability Management: Interest Rate Risk

Interest rate risk is inherent in financial services businesses. Management of interest-earning assets and interest-bearing liabilities in terms of rate and maturity has an important effect on our liquidity and net interest margin. Interest rate risk results from interest-earning assets and interest-bearing liabilities maturing or repricing at different times, on a different basis or in unequal amounts. The Board of Directors of FFB approves policies and limits governing the management of interest rate risk. The asset / liability committee formed by these policies is responsible for monitoring our interest rate risk and providing periodic reports to the Board of Directors regarding our compliance with these policies and limits. We have established three primary measurement processes to quantify and manage our interest rate risk: (i) gap analysis which measures the repricing mismatches of asset and liability cash flows; (ii) net interest income simulations which are used to measure the impact of instantaneous parallel changes in interest rates on net interest income over a 12 month forecast period; and (iii) economic value of equity calculations which measure the sensitivity of our economic value of equity to simultaneous parallel changes in interest rates.

Gap Analysis. Under this analysis, rate sensitivity is measured by the extent to which our interest-earning assets and interest-bearing liabilities reprice or mature at different times. Rate sensitivity gaps in which the repricing of interest-earning assets exceed the repricing of interest-bearing liabilities tend to produce an expanded net yield on interest-earning assets in rising interest rate environments and a reduced net yield on interest-earning assets in declining interest rate environments. Conversely, when the repricing of interest-bearing liabilities exceed the repricing of interest-earning assets, the net yield on interest-earning assets generally declines in rising interest rate environments and increases in declining interest rate environments. The following table sets forth the interest-earning assets and interest-bearing liabilities on the basis of when they reprice or mature as of December 31, 2021:

	Less than	From 1 to	From 3 to
(dollars in thousands)	1 year	3 Years	5 Years	Over 5 Years	Total
Interest-earnings assets:
Cash equivalents	$1,121,227	$—	$—	$—	$1,121,227
Securities, FHLB stock	735,209	122,922	133,333	196,156	1,187,620
Loans	2,770,312	2,610,472	1,424,787	488,099	7,293,670
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	(3,234,092)	—	—	—	(3,234,092)
Money market and savings	(2,626,475)	—	—	—	(2,626,475)
Certificates of deposit	(645,330)	(21,314)	(2,636)	(30)	(669,310)
Borrowings	(165,930)	—	—	—	(165,930)
Net: Current Period	$(2,045,079)	$2,712,080	$1,555,484	$684,225	$2,906,710
Net: Cumulative	$(2,045,079)	$667,001	$2,222,485	$2,906,710

The cumulative positive total of $2.9 billion reflects the funding provided by noninterest-bearing deposits and equity. Because we had a $2.0 billion net negative position at December 31, 2021 for the repricing period of less than one year, the result of this analysis indicates that we would be adversely impacted by a short term increase in interest rates and would benefit from a short term decrease in interest rates.

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

Net Interest Income Simulations (“NII”). Under this analysis, we use a simulation model to measure and evaluate potential changes in our net interest income resulting from changes in interest rates. This model measures the impact of instantaneous shocks of 100, 200, 300 and 400 basis points on our net interest income over a 12 month forecast period. The computed changes to our net interest income between hypothetical rising and declining rate scenarios for the twelve month period beginning December 31, 2021 are as follows:

Estimated Increase
(Decrease) in Net
Assumed Instantaneous Change in Interest Rates	Interest Income
+ 100 basis points	(1.09)%
+ 200 basis points	(2.07)%
+ 300 basis points	(3.10)%
+ 400 basis points	(4.11)%
- 100 basis points	(0.05)%

The modeled one year NII results indicate that the Bank would be adversely impacted in the up rate shock scenarios of 100 through 400 basis points and in the down rate shock scenario of 100 basis points.  We did not include rate shock scenarios below the down 100 basis points because we believe those scenarios are not meaningful for IRR modeling based on the current interest rate environment.

Economic Value of Equity Calculations (“EVE”). The EVE measures the sensitivity of our market value equity to simultaneous changes in interest rates. EVE is derived by subtracting the economic value of FFB’s liabilities from the economic value of its assets, assuming current and hypothetical interest rate environments. EVE is based on all of the future cash flows expected to be generated by the FFB’s current balance sheet, discounted to derive the economic value of FFB’s assets & liabilities. These cash flows may change depending on the assumed interest rate environment and the resulting changes in other assumptions, such as prepayment speeds. The computed changes to our economic value of equity between hypothetical rising and declining rate scenarios as of December 31, 2021 are as follows:

Estimated Increase
(Decrease)
in Economic
Assumed Instantaneous Change in Interest Rates	Value of Equity
+ 100 basis points	7.00%
+ 200 basis points	13.18%
+ 300 basis points	18.22%
+ 400 basis points	22.27%
- 100 basis points	(10.97)%

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB (on a stand-alone basis) as of the respective dates and as compared to the respective regulatory requirements applicable to them:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2021
CET1 capital ratio	$846,515	11.34%	$335,801	4.50%
Tier 1 leverage ratio	846,515	8.43%	401,645	4.00%
Tier 1 risk-based capital ratio	846,515	11.34%	447,735	6.00%
Total risk-based capital ratio	887,821	11.90%	596,980	8.00%
December 31, 2020
CET1 capital ratio	$589,276	11.55%	$229,490	4.50%
Tier 1 leverage ratio	589,276	8.93%	263,986	4.00%
Tier 1 risk-based capital ratio	589,276	11.55%	305,987	6.00%
Total risk-based capital ratio	620,700	12.17%	407,982	8.00%
December 31, 2019
CET1 capital ratio	$513,083	10.65%	$216,782	4.50%
Tier 1 leverage ratio	513,083	8.25%	248,798	4.00%
Tier 1 risk-based capital ratio	513,083	10.65%	289,043	6.00%
Total risk-based capital ratio	537,048	11.15%	385,390	8.00%
FFB
December 31, 2021
CET1 capital ratio	$854,075	11.49%	$334,608	4.50%	$483,323	6.50%
Tier 1 leverage ratio	854,075	8.53%	400,616	4.00%	500,770	5.00%
Tier 1 risk-based capital ratio	854,075	11.49%	446,144	6.00%	594,859	8.00%
Total risk-based capital ratio	895,381	12.04%	594,859	8.00%	743,574	10.00%
December 31, 2020
CET1 capital ratio	$591,171	11.63%	$228,703	4.50%	$330,349	6.50%
Tier 1 leverage ratio	591,171	8.98%	263,330	4.00%	329,162	5.00%
Tier 1 risk-based capital ratio	591,171	11.63%	304,938	6.00%	406,583	8.00%
Total risk-based capital ratio	622,595	12.25%	406,583	8.00%	508,229	10.00%
December 31, 2019
CET1 capital ratio	$510,142	10.62%	$216,063	4.50%	$312,091	6.50%
Tier 1 leverage ratio	510,142	8.22%	248,119	4.00%	310,148	5.00%
Tier 1 risk-based capital ratio	510,142	10.62%	288,084	6.00%	384,112	8.00%
Total risk-based capital ratio	534,107	11.12%	384,112	8.00%	480,140	10.00%

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

As of December 31, 2021, the amount of capital at FFB in excess of amounts required to be well capitalized for purposes of the prompt corrective action regulations was $371 million for the CET1 capital ratio, $353 million for the Tier 1 Leverage Ratio, $259 million for the Tier 1 risk-based capital ratio and $152 million for the Total risk-based capital ratio.

During the year ended December 31, 2019, FFI made capital contributions to FFB of $10 million. As of December 31, 2021, FFI had $29.6 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

On January 31, 2022, the Board of Directors declared a quarterly cash dividend of $0.11 per common share to be paid on February 17, 2022 to stockholders of record as of the close of business on February 10, 2022. It is our current intention to continue to pay quarterly dividends. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I above. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. We paid $16.1 million ($0.28 per share), $12.5 million ($0.28 per share) and $8.9 million ($0.20 per share) in dividends in 2021, 2020 and 2019, respectively.

We had no material commitments for capital expenditures as of December 31, 2021. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations. See Item 1A – “Risk Factors” in Part I above for information regarding the impact that future sales of our common stock may have on the share ownership of our existing stockholders.

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

Item 8.    Financial Statements and Supplementary Data

FIRST FOUNDATION INC
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of First Foundation Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of First Foundation Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity, and cash flows, for each of the years in the three-year period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”).

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2022, expressed an unqualified opinion on the Company’s internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the US federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

What inspires you, inspires us. | eidebailly.com

3130 Crow Canyon Pl., Ste. 300 | San Ramon, CA 94583-1386 | T 925.480.4000 | F 925.884.2480 | EOE

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

The Company has a gross loan portfolio of $6.9 billion and related allowance for credit losses (ACL) of $33.8 million as of December 31, 2021. As discussed in Notes 1 & 6 to the Company’s consolidated financial statements, the ACL represents management’s estimate of expected credit losses over the contractual life of the loan portfolio. The ACL is estimated using relevant available information relating to past events, current economic conditions, and reasonable and supportable forecasts, as well as qualitative adjustments applied on a portfolio segment basis. The qualitative adjustments are used to bring the ACL to the level management believes is appropriate based on factors that are otherwise unaccounted for in the quantitative process.

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

Acquisition of TGR Financial, Inc. (“TGRF”)

As discussed in Note 2 to the Company’ consolidated financial statements, on December 17, 2021, the Company closed its acquisition of 100% of TGRF and its wholly-owned subsidiary, First Florida Integrity Bank.  The value of the transaction consideration was approximately $283 million.  The acquisition of TGRF has been accounted for as a business combination using the acquisition method of accounting which requires assets acquired and liabilities assumed to be recognized at fair value as of the acquisition date. Goodwill of $125.1 million arising from the acquisition was derived based on the excess of the purchase price over the fair value of the net assets received.

The Company’s determination of fair values of certain identifiable tangible and intangible assets is complex and included the following areas of management’s judgments: (i) application of accounting guidance related to business combinations, (ii) significant unobservable inputs and assumptions utilized by management in determining the fair values of certain identifiable tangible and intangible assets, and (iii) changes in certain assumptions that could have a significant impact on the fair values of the identifiable tangible and intangible assets acquired.

Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

●	Evaluating the design and testing the operating effectiveness of controls relating to management’s identification of assets and liabilities acquired in the acquisition transaction and management’s consideration of the methodologies and related significant inputs and assumptions used in the determination of estimated fair values of assets and liabilities acquired.
●	Assessing management’s application of accounting guidance related to business combinations.
●	Assessing the reasonableness of significant underlying assumptions by evaluating whether the information used by the Company: (i) was reasonably available at the time of the analysis; (ii) was the best information available under the circumstances; and (iii) gave consideration to observable market prices.
●	Assessing the methodology utilized by management, including complex assumptions used, and testing the underlying source information, in the determination of fair values as of the acquisition date with the assistance of our internal valuation specialists.

San Ramon, California

February 28, 2022

We have served as the Company’s auditor since 2019.  Vavrinek, Trine, Day & Co., LLP, who joined Eide Bailly LLP in 2019, had served as the Company’s auditor since 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of First Foundation Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of First Foundation Inc. and subsidiaries (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control --Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated February 28, 2022, expressed an unqualified opinion on those financial statements.

As described in Management’s Assessment on Internal Control over Financial Reporting, management excluded from its assessment of the internal control over financial reporting at TGR Financial, Inc. (“TGRF”), which was acquired on December 17, 2021, and whose financial statements constitute 19% of total assets of the consolidated financial statement amounts as of the year ended December 31, 2021. Accordingly, our audit did not include the internal control over financial reporting at TGRF.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

What inspires you, inspires us. | eidebailly.com

3130 Crow Canyon Pl., Ste. 300 | San Ramon, CA 94583-1386 | T 925.480.4000 | F 925.884.2480 | EOE

Definition and Limitations of Internal Control over Financial Reporting

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

San Ramon, California

February 28, 2022

FIRST FOUNDATION INC.
CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2021	2020

ASSETS
Cash and cash equivalents	$1,121,757	$629,707
Securities available-for-sale ("AFS")	1,201,777	814,671
Allowance for credit losses - investments	(10,399)	(7,245)
Net securities	1,191,378	807,426

Loans held for sale	501,436	505,404

Loans held for investment	6,906,728	4,803,799
Allowance for credit losses - loans	(33,776)	(24,200)
Net loans	6,872,952	4,779,599

Investment in FHLB stock	18,249	17,250
Deferred taxes	20,835	8,603
Premises and equipment, net	37,920	8,012
Real Estate Owned ("REO")	6,210	—
Goodwill and intangibles	222,125	95,296
Other assets	203,342	105,863
Total Assets	$10,196,204	$6,957,160

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$8,811,960	$5,913,433
Borrowings	210,127	269,000
Accounts payable and other liabilities	110,066	79,016
Total Liabilities	9,132,153	6,261,449

Shareholders’ Equity
Common Stock	56	45
Additional paid-in-capital	720,744	433,941
Retained earnings	340,976	247,638
Accumulated other comprehensive income	2,275	14,087
Total Shareholders’ Equity	1,064,051	695,711
Total Liabilities and Shareholders’ Equity	$10,196,204	$6,957,160

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.
CONSOLIDATED INCOME STATEMENTS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,

	2021	2020	2019
Interest income:
Loans	$224,823	$216,798	$220,951
Securities AFS	20,435	25,688	25,004
FHLB Stock, fed funds sold and interest-bearing deposits	1,960	1,405	2,805
Total interest income	247,218	243,891	248,760

Interest expense:
Deposits	13,453	39,432	64,182
Borrowings	481	7,815	14,624
Total interest expense	13,934	47,247	78,806

Net interest income	233,284	196,644	169,954

Provision for credit losses	3,866	6,746	2,637

Net interest income after provision for credit losses	229,418	189,898	167,317

Noninterest income:
Asset management, consulting and other fees	36,022	29,465	28,658
Gain on sale of loans	21,459	15,140	4,218
Other income	12,972	10,042	8,900
Total noninterest income	70,453	54,647	41,776

Noninterest expense:
Compensation and benefits	87,908	73,868	69,933
Occupancy and depreciation	24,977	23,892	20,905
Professional services and marketing costs	12,224	8,045	7,417
Customer service costs	8,775	7,445	17,858
Other expenses	14,202	12,528	13,481
Total noninterest expense	148,086	125,778	129,594

Income before taxes on income	151,785	118,767	79,499
Taxes on income	42,274	34,398	23,260
Net income	$109,511	$84,369	$56,239

Net income per share:
Basic	$2.42	$1.89	$1.26
Diluted	$2.41	$1.88	$1.25
Shares used in computation:
Basic	45,272,183	44,639,430	44,617,361
Diluted	45,459,540	44,900,805	44,911,265

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2021	2020	2019
Net income	$109,511	$84,369	$56,239
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	(16,696)	13,866	7,674
Other comprehensive income (loss) before tax	(16,696)	13,866	7,674
Income tax benefit (expense) related to items of other comprehensive income	4,884	(4,055)	(2,021)
Other comprehensive income (loss)	(11,812)	9,811	5,653

Less: Reclassification adjustment for loss included in net earnings	—	—	(316)
Income tax benefit related to reclassification adjustment	—	—	92
Reclassification adjustment for loss included in net earnings, net of tax	—	—	(224)
Other comprehensive income (loss), net of tax	(11,812)	9,811	5,429
Total comprehensive income	$97,699	$94,180	$61,668

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.
CONSOLIDATED STATEMENTS OF CHANGES
IN SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
	Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2018	44,496,007	$44	$431,832	$128,461	$(1,153)	$559,184
Net income	—	—	—	56,239	—	56,239
Other comprehensive income (loss)	—	—	—	—	5,429	5,429
Stock based compensation	—	—	1,633	—	—	1,633
Cash dividend	—	—	—	(8,927)	—	(8,927)
Issuance of common stock:
Exercise of options	44,000	—	334	—	—	334
Stock grants – vesting of restricted stock units	132,536	1	(1)	—	—	—
Repurchase of shares from restricted shares vesting	(1,800)	—	(23)	—	—	(23)
Balance: December 31, 2019	44,670,743	$45	$433,775	$175,773	$4,276	$613,869
Net income	—	—	—	84,369	—	84,369
Other comprehensive income (loss)	—	—	—	—	9,811	9,811
Stock based compensation	—	—	2,075	—	—	2,075
Cash dividend	—	—	—	(12,504)	—	(12,504)
Issuance of common stock:
Exercise of options	117,500	—	915	—	—	915
Stock grants – vesting of restricted stock units	103,741	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(224,334)	—	(2,824)	—	—	(2,824)
Balance: December 31, 2020	44,667,650	$45	$433,941	$247,638	$14,087	$695,711
Net income	—	—	—	109,511	—	109,511
Other comprehensive income (loss)	—	—	—	—	(11,812)	(11,812)
Stock based compensation	—	—	2,756	—	—	2,756
Cash dividend	—	—	—	(16,173)	—	(16,173)
Issuance of common stock:
Exercise of options	327,000	—	2,748	—	—	2,748
Stock grants – vesting of restricted stock units	126,528	11	—	—	—	11
Stock issued in acquisition	11,352,232		283,011	—	—	283,011
Repurchase of shares from restricted shares vesting	(41,340)	—	(1,712)	—	—	(1,712)
Balance: December 31, 2021	56,432,070	$56	$720,744	$340,976	$2,275	$1,064,051

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$109,511	$84,369	$56,239
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses - loans	10,547	26	2,637
Provision for credit losses - securities AFS	3,154	7,245	—
Stock–based compensation expense	2,756	2,075	1,633
Depreciation and amortization	3,318	3,205	3,019
Deferred tax benefit	(1,579)	(1,579)	(73)
Amortization of premium (discount) on securities	1,099	309	(973)
Amortization of core deposit intangible	1,579	1,895	2,291
Amortization of mortgage servicing rights - net	1,947	1,535	1,295
Amortization of premiums on purchased loans - net	—	8,384	(4,909)
Gain on sale of REO	—	—	(742)
Gain on sale of loans	(21,459)	(15,140)	(4,218)
Loss on sale of securities	—	—	316
Gain from hedging activities	—	—	(655)
Valuation allowance on mortgage servicing rights - net	1,899	1,424	—
Increase in other assets	(39,173)	(38,899)	(1,352)
Increase in accounts payable and other liabilities	23,336	12,593	5,929
Net cash provided by operating activities	96,935	67,442	60,437
Cash Flows from Investing Activities:
Net increase in loans	(1,623,291)	(794,305)	(802,578)
Proceeds from sale of loans	580,417	553,148	573,897
Proceeds from sale of REO	—	—	1,557
Purchase of premises and equipment	(3,207)	(2,862)	(2,229)
Recovery of allowance for credit losses	999	1,003	1,855
Purchases of securities AFS	(454,788)	(56,629)	(577,802)
Proceeds from sale of securities	3,500	—	283,893
Maturities of securities AFS	268,146	270,480	95,580
Proceeds from redemption of securities	—	—	—
Cash in from merger	1,145,340	—	—
Sale (purchase) of FHLB and FRB stock, net	3,511	4,269	(1,212)
Net cash (used in) provided by investing activities	(79,373)	(24,896)	(427,039)
Cash Flows from Financing Activities:
Increase in deposits	727,539	1,022,289	358,176
Net (decrease) increase in FHLB advances	(255,000)	(478,000)	30,000
Line of credit net change – borrowings, net	17,085	4,000	5,000
Payoff of acquired debt	—	—	—
Dividends paid	(16,173)	(12,504)	(8,927)
Settlement of swap	—	(12,102)	(19,883)
Proceeds from exercise of stock options	2,759	915	334
Repurchase of stock	(1,722)	(2,824)	(23)
Net cash provided by financing activities	474,488	521,774	364,677
Increase (decrease) in cash and cash equivalents	492,050	564,320	(1,925)
Cash and cash equivalents at beginning of year	629,707	65,387	67,312
Cash and cash equivalents at end of period	$1,121,757	$629,707	$65,387
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$39,510	$31,310	$23,624
Interest	$15,272	$56,991	$75,149
Noncash transactions:
Transfer of loans to loans held for sale	$592,898	$561,502	$554,837
Mortgage servicing rights from loan sales	$2,726	$3,853	$1,861
Chargeoffs against allowance for credit losses	$1,824	$1,844	$2,692
Transfer of loans to REO	$6,210	$—	$—
Acquisition:
Assets acquired, net of cash received	$1,489,698	$-	$-
Liabilities assumed	$2,357,600	$-	$-
Cash considerations	$10	$-	$-
Stock consideration	$283,011	$-	$-
Goodwill	$125,128	$-	$-

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020, and 2019

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business

First Foundation Inc. (“FFI”) is a financial services holding company whose operations are conducted through its wholly owned subsidiaries: First Foundation Advisors (“FFA”) and First Foundation Bank (“FFB” or the “Bank”) and the wholly owned subsidiaries of FFB, First Foundation Public Finance (“FFPF”), First Foundation Insurance Services (“FFIS”) and Blue Moon Management, LLC (collectively the “Company”). FFI also has two inactive wholly owned subsidiaries, First Foundation Consulting (“FFC”) and First Foundation Advisors, LLC (“FFA LLC”). In addition, FFA has set up a limited liability company, which is not included in these consolidated financial statements, as a private investment fund to provide an investment vehicle for its clients. FFI is incorporated in the state of Delaware. The corporate headquarters for FFI is located in Dallas, Texas. The Company has offices in California, Nevada, Florida, Texas, and Hawaii.

FFA, established in 1985 and incorporated in the state of California, began operating in 1990 as a fee-based registered investment advisor. FFA provides (i) investment management and financial planning services for high net-worth individuals, retirement plans, charitable institutions and private foundations; (ii) financial, investment and economic advisory and related services to high net-worth individuals and their families, family-owned businesses, and other related organizations; and (iii) support services involving the processing and transmission of financial and economic data for charitable organizations. At the end of 2021, these services were provided to approximately 1,700 clients, primarily located in Southern California, with an aggregate of $5.7 billion of assets under management.

The Bank commenced operations in 2007, is incorporated in the state of California and currently operates in California, Nevada, Florida, Texas, and in Hawaii. The Bank offers a wide range of deposit instruments including personal and business checking and savings accounts, including interest-bearing negotiable order of withdrawal accounts, money market accounts, and time certificates of deposit (“CD”) accounts. As a lender, the Bank originates, and retains for its portfolio, loans secured by real estate and commercial loans. Approximately 91% of the Bank’s loans are to clients located in California. The Bank also offers a wide range of specialized services including trust services, on-line banking, remote deposit capture, merchant credit card services, ATM cards, Visa debit cards, business sweep accounts, and through FFIS, insurance brokerage services. The Bank has a state non-member bank charter and is subject to continued examination by the California Department of Financial Protection and Innovation and the Federal Deposit Insurance Corporation (“FDIC”).

At December 31, 2021, the Company employed 674 employees.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U. S. GAAP and prevailing practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses during the reporting periods and related disclosures. Actual results could differ significantly from those estimates.

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
Years Ended December 31, 2021, 2020, and 2019

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

The Company has sold loans, in 2021, 2020, 2019, 2018, 2016 and 2015, through securitizations sponsored by a government sponsored entity, Freddie Mac, who also provided credit enhancement of the loans through certain guarantee provisions. The Company retained the right to provide servicing for the loans except for special servicing for which an unrelated third party was engaged by the VIE. For the 2016 and 2015 securitizations, the Company acquired the “B” piece of the securitizations, which is structured to absorb any losses from the securitizations, and interest only strips from the securitization. For the 2021, 2020, 2019, and 2018 securitizations, the Company provides collateral to support its obligation to reimburse for credit losses incurred on loans in the securitization. Because the Company does not act as the special servicer for the VIE and because of the power of Freddie Mac over the VIE that holds the assets from the mortgage loan securitizations, the Company is not the primary beneficiary of the VIE and therefore the VIE is not consolidated.

Reclassifications

Certain amounts in the 2020 consolidated financial statements have been reclassified to conform to the 2021 presentation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, certificates of deposits with maturities of less than ninety days, investment securities with original maturities of less than ninety days, money market mutual funds and federal funds sold. At times, the Bank maintains cash at major financial institutions in excess of FDIC insured limits. However, as the Bank places these deposits with major well-capitalized financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to be minimal. The Bank maintains most of its excess cash at the Federal Reserve Bank, with well-capitalized correspondent banks or with other depository institutions at amounts less than the FDIC insured limits. At December 31, 2021, included in cash and cash equivalents were $946 million in funds held at the Federal Reserve Bank.

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Bank was in compliance with its reserve requirements as of December 31, 2021.

Certificates of Deposit

From time to time, the Company may invest funds with other financial institutions through certificates of deposit. Certificates of deposit are included as cash and cash equivalents. Certificates of deposit are carried at cost.

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
Years Ended December 31, 2021, 2020, and 2019

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

Purchased Credit Deteriorated Loans

The Company may purchase individual loans and groups of loans which have shown evidence of credit deterioration and are considered credit impaired. Purchased credit deteriorated (“PCD”) loans are recorded at the amount paid and there is no carryover of the seller’s allowance for credit losses.

PCD loans are recorded at fair value reflecting the present value of the amounts expected to be collected. Income recognition on these PCD loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on nonaccrual status and have no accretable yield. All PCD loans were classified as accruing loans as of and subsequent to the acquisition date.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

Under ASC 326, the Bank’s allowance for credit losses includes a purchased assets with credit deterioration PCD element. The fair value mark related to PCD loans held for investment will only accrete the interest mark to interest expense over the remaining life of the PCD loans, while the non-PCD loans will accrete both the interest and credit marks over the remaining life of the non-PCD loans.

Allowance for Credit Losses

The ACL is a valuation allowance for probable incurred credit losses. Provisions for credit losses are charged to operations based on management’s evaluation of the estimated losses in its loan portfolio. The major factors considered in evaluating losses are historical chargeoff experience, delinquency rates, local and national economic conditions, the borrower’s ability to repay the loan and timing of repayments, and the value of any related collateral. Management’s estimate of fair value of the collateral considers current and anticipated future real estate market conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations in the future. Recovery of the carrying value of such loans and related real estate is dependent, to a great extent, on economic, operating and other conditions that may be beyond the Bank’s control.

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

General reserves cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Because the Bank has not experienced any meaningful amount of losses in any of its current portfolio segments, the Bank calculates the historical loss rates on industry data, specifically, loss rates published by the FDIC. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements. The Bank continues to leverage economic projections and applies a two-year time horizon prior to reverting to the Bank’s historical loss experience, which continues to be deemed reasonable and supportable.

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

The investment portfolio impacts the ACL through credit losses and/or cash flow changes.  Cash flow impacts are the result when projected cash flow are lower than actual cash flow, primarily due to accelerated prepayments on Interest Only (“IO”) strips.

Financial Instruments

In the ordinary course of business, the Bank has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  The Bank also has bank owned life insurance (“BOLI”) acquired through the TGRF acquisition. BOLI is recorded at the amount that can be realized under the insurance contract, which is the cash surrender value. The increase in the cash surrender value each period and the receipt of death benefits in excess of the cash surrender value would be recorded to “Other Income” in the income statement.

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization, which is charged to expense on a straight-line basis over the estimated useful lives of 3 to 10 years. Premises under leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvements, whichever is shorter. Expenditures for major renewals and betterments of premises and equipment are capitalized and those for maintenance and repairs are charged to expense as incurred. A valuation allowance is established for any impaired long-lived assets. The Company did not have impaired long-lived assets as of December 31, 2021 or 2020.

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (“FHLB”), the Bank is required to purchase FHLB stock in accordance with its advances, securities and deposit agreement. This stock, which is carried at cost, may be redeemed at par value. However, there are substantial restrictions regarding redemption and the Bank can only receive a full redemption in connection with the Bank surrendering its FHLB membership. At December 31, 2021 and 2020, the Bank held $18 million and $17 million of FHLB stock, respectively. The Company does not believe that this stock is currently impaired and no adjustments to its carrying value have been recorded.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. As of December 31, 2021 and 2020, the allowance for servicing rights was $3.3 million and $1.4 million, respectively.

Servicing fee income, which is reported on the income statement as other income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Goodwill

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company will test goodwill for impairment on an annual basis by comparing the fair value of the reporting unit to its carrying amount. The goodwill recorded by the Company was recognized from acquisitions in 2015, 2017, 2018, and 2021, and was not considered impaired at December 31, 2021.

Other Intangible Assets

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions and are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years. At December 31, 2021 and 2020, core deposit intangible assets totaled $8.5 million and $6.8 million, respectively, and we recognized $1.6 million, $1.9 million and $2.3 million in core deposit intangible amortization expense in 2021, 2020 and 2019, respectively.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

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

When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income. Interest on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Accrual of interest is resumed on loans only when, in the judgment of management, the loan is estimated to be fully collectible. The Bank continues to accrue interest on restructured loans since full payment of principal and interest is expected and such loans are performing or are less than ninety days delinquent and, therefore, do not meet the criteria for nonaccrual status. Restructured loans that have been placed on nonaccrual status are returned to accrual status when the remaining loan balance, net of any chargeoffs related to the restructure, is estimated to be fully collectible by management and performing in accordance with the applicable loan terms.

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
Years Ended December 31, 2021, 2020, and 2019

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
Years Ended December 31, 2021, 2020, and 2019

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
Years Ended December 31, 2021, 2020, and 2019

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

The provision for credit losses on the consolidated income statement includes the provisions for credit losses for loans and securities AFS. For 2021, the provision for credit losses was $3.9 million.

In August 2021, FASB issued ASU 2021-06, “Presentation of Financial Statements (Topic 205), Financial Services – Depository and Lending (Topic 942), and Financial Services – Investment Companies (Topic 946)”. ASU 2021-06 amends certain SEC guidance related to financial disclosures related to acquired and disposed businesses, and statistical disclosures for banks and savings and loan registrants, and is effective upon issuance. The adoption of ASU 2021-06 did not have a significant impact on the Company’s consolidated financial statements.

In October 2020, FASB issued ASU 2020-10, “Codification Improvements”. ASU 2020-10 amends certain guidance that may have been applied in an inconsistent manner by certain entities. The effective date for the amendments in this ASU are effective for annual periods after December 15, 2020. The adoption of ASU 2020-10 did not have a  significant impact on the Company’s consolidated financial statements.

In November 2019, FASB issued ASU 2019-12, “Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes”. ASU 2019-12 provides amendments to simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. Because the Company is a large accelerated filer, this ASU did not impact the effective date of adoption of this standard.

New Accounting Pronouncements

In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides optional guidance for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022. The adoption of ASU 2020-04 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

NOTE 2: ACQUISITIONS

On December 17, 2021, the Company completed the acquisition of TGR Financial, Inc. (“TGRF”) and its wholly owned subsidiary, First Florida Integrity Bank, through a merger of TGRF with and into the FFI followed immediately by the merger of First Florida Integrity Bank with and into FFB, in exchange for 11,352,232 shares of FFI common stock with a fair value of $24.93 per share. The primary reason for acquiring TGRF was to grow our operations in markets with attractive demographic and economic trends.

The acquisition was accounted for under the purchase method of accounting. The acquired assets, assumed liabilities and identifiable intangible assets are recorded at their respective acquisition date fair values. Goodwill arising from the acquisition consists largely of the synergies and economies of scale expected from combining TGRF into FFI. None of the goodwill recognized is expected to be deductible for income tax purposes.

The following table represents the assets acquired and liabilities assumed of TGRF as of December 17, 2021 and the fair value adjustments and amounts recorded by the Company in 2021 under the acquisition method of accounting:

	TGRF Book	Fair Value
(dollars in thousands)	Value	Adjustments	Fair Value
Assets Acquired:
Cash and cash equivalents	$1,145,335	$5	$1,145,340
Securities AFS	147,739	109	147,848
Securities held-to-maturity	71,790	2,115	73,905
Loans, net of deferred fees	1,045,193	(5,387)	1,039,806
Investment in FHLB stock	4,510	—	4,510
Premises and equipment, net	34,199	(4,180)	30,019
Deferred taxes	3,414	2,361	5,775
Bank owned life insurance	46,163	—	46,163
Goodwill and intangibles	181	128,227	128,408
Other assets	13,562	(298)	13,264
Total assets acquired	$2,512,086	$122,952	$2,635,038

Liabilities Assumed:
Deposits	$2,170,676	$313	$2,170,989
Borrowings	177,114	1,929	179,043
Accounts payable and other liabilities	7,386	182	7,568
Total liabilities assumed	2,355,176	2,424	2,357,600
Excess of assets acquired over liabilities assumed	156,910	120,528	277,438
Total	$2,512,086	$122,952	$2,635,038

Consideration:
Stock issued			$283,011
Cash paid			10
Total consideration			$283,021

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The excess of expected cash flows above the fair value (Level 3 inputs) of the majority of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-20. The fair values are estimates and are subject to adjustment for up to one year after the merger date.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

Management reclassified all acquired held-to-maturity securities to securities AFS.

Certain loans, for which specific credit-related deterioration since origination was identified, are recorded at fair value reflecting the present value of the amounts expected to be collected. Income recognition on these PCD loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on nonaccrual status and have no accretable yield. All PCD loans were classified as accruing loans as of and subsequent to the acquisition date.

In accordance with generally accepted accounting principles there was no carryover of the allowance for credit losses that had been previously recorded by TGRF.

The Company recorded a deferred income tax asset of $5.8 million related to the acquisition of TGR, including operating loss carry-forwards of $0.1 million that are subject to limitation under Section 382 of the Internal Revenue Code.

The fair value of savings and transaction deposit accounts acquired from TGRF were assumed to approximate their carrying value as these accounts have no stated maturity and are payable on demand. Certificates of deposit accounts were valued by comparing the contractual cost of the portfolio to an identical portfolio bearing current market rates (Level 2 inputs). The portfolio was segregated into pools based on remaining maturity. For each pool, the projected cash flows from maturing certificates were then calculated based on contractual rates and prevailing market rates. The valuation adjustment for each pool is equal to the present value of the difference of these two cash flows, discounted at the assumed market rate for a certificate with a corresponding maturity. This valuation adjustment will be accreted to reduce interest expense over the remaining maturities of the respective pools. The Company also recorded a core deposit intangible, which represents the value of the deposit relationships acquired from TGRF, of $3.3 million. The core deposit intangible will be amortized over a period of 10 years.

Pro Forma Information (unaudited)

The following table presents unaudited pro forma information as if the acquisition of TGRF had occurred on January 1, 2021 and January 1, 2020, for 2021 and 2020, respectively, after giving effect to certain adjustments. The unaudited pro forma information for these periods includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, adjustments for interest expense on deposits acquired, and the related income tax effects of all these items and the income tax costs or benefits derived from the income or loss before taxes of TGRF. The net effect of these pro forma adjustments was an increase of $13.1 million in net income for 2021 and a decrease in net income of $13.1 million for 2020. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

(dollars in thousands)	2021	2020
Net interest income	$286,720	$252,362
Provision for loan losses	3,898	21,138
Noninterest income	75,689	58,526
Noninterest expenses	178,944	170,715
Income before taxes	179,567	119,035
Taxes on income	47,341	31,344
Net income	$132,226	$87,691

Net income per share:
Basic	$2.34	$1.57
Diluted	$2.33	$1.56

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

The revenues (net interest income and noninterest income) and net income for the period from December 17, 2021 to December 31, 2021 related to the operations acquired from TGRF and included in our results of operations for 2021 were approximately $1.6 million and $1.3 million, respectively.

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

Securities available for sale, investments in equity securities, and interest rate swaps are measured at fair value on a recurring basis depending upon whether the inputs are Level 1, 2 or 3 as described above.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2021:
Investment securities available for sale:
Collateralized mortgage obligations	$13,825	$—	$13,825	$—
Agency mortgage-backed securities	928,989	—	928,989	—
Municipal bonds	52,146	—	52,146	—
SBA securities	27,972	—	27,972	—
Beneficial interests in FHLMC securitization	11,580	—	—	11,580
Corporate bonds	156,376	—	156,376	—
U.S. Treasury	490	490	—	—
Investment in equity securities	16,025	16,025	—	—
Total assets at fair value on a recurring basis	$1,207,403	$16,515	$1,179,308	$11,580

December 31, 2020:
Investment securities available for sale:
Agency mortgage-backed securities	$723,995	$—	$723,995	$—
Municipal bonds	1,107	—	1,107	—
Beneficial interests in FHLMC securitization	23,463	—	—	23,463
Corporate bonds	58,358	—	58,358	—
U.S. Treasury	503	503	—	—
Investment in equity securities	338	338	—	—
Total assets at fair value on a recurring basis	$807,764	$841	$783,460	$23,463

The decrease in Level 3 assets from December 31, 2020 was primarily due to securitization paydowns and due to $3.2 million in provisions for credit losses in 2021.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3.  The total collateral dependent impaired Level 3 loans were $61.6 million and $36.2 million at December 31, 2021 and December 31, 2020, respectively. There were no specific reserves related to these loans at December 31, 2021 and December 31, 2020.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

Real Estate Owned. The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of December 31, 2021 included prepayment rates ranging from 20% to 30% and a discount rate of 10%.

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

Investment Securities. Investment securities are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the investment security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the investment securities are classified as Level 3 and reliance is placed upon external third party models, and management judgment

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

and evaluation for valuation. Level 1 investment securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 investment securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Investment securities classified as level 3 include beneficial interests in FHLMC securitizations. Significant assumptions in the valuation of these Level 3 investment securities as of December 31, 2021 included prepayment rates ranging from 30% to 35% and discount rates ranging from 6.8% to 11.5%.

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
December 31, 2021:
Assets:
Cash and cash equivalents	$1,121,757	$1,121,757	$—	$—	$1,121,757
Securities AFS, net	1,191,378	490	1,179,308	11,580	1,191,378
Loans held for sale	501,436	—	515,978	—	515,978
Loans, net	6,872,952	—	—	7,072,878	7,072,878
Investment in FHLB stock	18,249	—	18,249	—	18,249
Investment in equity securities	16,025	16,025	—	—	16,025
Liabilities:
Deposits	$8,811,960	$8,143,473	$668,487	$—	$8,811,960
Borrowings	210,127	165,930	—	44,197	210,127

December 31, 2020:
Assets:
Cash and cash equivalents	$629,707	$629,707	$—	$—	$629,707
Securities AFS, net	807,426	503	783,460	23,463	807,426
Loans held for sale	505,404	—	510,638	—	510,638
Loans, net	4,779,599	—	—	4,829,258	4,829,258
Investment in FHLB stock	17,250	—	17,250	—	17,250
Investment in equity securities	338	338	—	—	338
Liabilities:
Deposits	$5,913,433	$4,934,537	$978,897	$—	$5,913,434
Borrowings	269,000	—	255,000	14,000	269,000

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

NOTE 4: SECURITIES

The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
December 31, 2021:
Collateralized mortgage obligations	$13,862	$—	$(37)	$—	$13,825
Agency mortgage-backed securities	928,546	6,563	(6,120)	—	928,989
Municipal bonds	52,052	94	—	—	52,146
SBA securities	27,970	2	—	—	27,972
Beneficial interests in FHLMC securitization	21,606	373	—	(10,399)	11,580
Corporate bonds	154,027	2,441	(92)	—	156,376
U.S. Treasury	499	—	(9)	—	490
Total	$1,198,562	$9,473	$(6,258)	$(10,399)	$1,191,378

December 31, 2020:
Agency mortgage-backed securities	$705,752	$18,243	$—	$—	$723,995
Municipal bonds	1,012	95	—	—	1,107
Beneficial interests in FHLMC securitization	30,497	211	—	(7,245)	23,463
Corporate bonds	57,000	1,358	—	—	58,358
U.S. Treasury	500	3	—	—	503
Total	$794,761	$19,910	$—	$(7,245)	$807,426

As of December 31, 2021, US Treasury securities of $0.5 million included in the table above are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations, $220 million of agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitizations agreements entered into from 2018 and 2021, and $176.2 million of SBA securities are pledged as collateral for repurchase agreements obtained from the TGRF acquisition. In 2019 we sold $284 million of securities and recognized a loss of $0.3 million.

The tables below indicate the gross unrealized losses and fair values of our investments, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$12,971	$(37)	$—	$—	$12,971	$(37)
Agency mortgage-backed securities	434,973	(5,051)	36,136	(1,069)	471,109	(6,120)
Corporate bonds	47,880	(92)	—	—	47,880	(92)
U.S. Treasury	491	(9)	—	—	491	(9)
Total temporarily impaired securities	$496,315	$(5,189)	$36,136	$(1,069)	$532,451	$(6,258)

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

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

The following is a rollforward of the Bank’s allowance for credit losses related to investments for the year ended December 31:

(dollars in thousands)	Total

Year Ended December 31, 2021:
Beginning balance	$7,245
Provision for credit losses	3,154
Balance: December 31, 2021	$10,399

Year Ended December 31, 2020:
Beginning balance	$—
Provision for credit losses	7,245
Balance: December 31, 2020	$7,245

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

The scheduled maturities of securities AFS, other than agency mortgage backed securities, and the related weighted average yield is as follows as of:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2021
Amortized Cost:
Corporate bonds	$3,505	$11,634	$133,352	$5,535	$154,026
Municipal bonds and U.S. Treasury	—	1,846	35,080	15,625	52,551
Total	$3,505	$13,480	$168,432	$21,160	$206,577
Weighted average yield	(4.82)%	2.36%	3.75%	3.85%	3.52%
Estimated Fair Value:
Corporate bonds	$3,505	$11,624	$135,653	$5,594	$156,376
Municipal bonds and U.S. Treasury	—	1,916	35,091	15,629	52,636
Total	$3,505	$13,540	$170,744	$21,223	$209,012

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2020
Amortized Cost:
Corporate bonds	$—	$—	$57,000	$—	$57,000
Municipal bonds and U.S. Treasury	500	1,012	—	—	1,512
Total	$500	$1,012	$57,000	$—	$58,512
Weighted average yield	1.83%	2.81%	5.39%	—%	5.32%
Estimated Fair Value:
Corporate bonds	$—	$—	$58,358	$—	$58,358
Municipal bonds and U.S. Treasury	503	1,107	—	—	1,610
Total	$503	$1,107	$58,358	$—	$59,968

Agency mortgage backed securities and beneficial interests in FHLMC securitizations are excluded from the above table because such securities are not due at a single maturity date. The weighted average yield of the agency mortgage backed securities and beneficial interests in FHLMC securitizations as of December 31, 2021 and 2020 was 1.67% and 2.39%, respectively.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

NOTE 5: LOANS

The following is a summary of our loans as of:

	December 31,	December 31,
(dollars in thousands)	2021	2020
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$2,886,055	$2,247,542
Single family	933,445	806,014
Total real estate loans secured by residential properties	3,819,500	3,053,556
Commercial properties	1,309,200	747,807
Land and construction	156,028	55,832
Total real estate loans	5,284,728	3,857,195
Commercial and industrial loans	1,598,422	918,676
Consumer loans	10,834	18,888
Total loans	6,893,984	4,794,759
Premiums, discounts and deferred fees and expenses	12,744	9,040
Total	$6,906,728	$4,803,799

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
December 31, 2021:
Real estate loans:
Residential properties	$1,519	$310	$—	$3,281	$5,110	$3,827,385	$3,832,495
Commercial properties	2,934	—	—	1,529	4,463	1,305,112	1,309,575
Land and construction	—	—	—	—	—	155,926	155,926
Commercial and industrial loans	303	260	—	3,520	4,083	1,593,782	1,597,865
Consumer loans	—	—	—	—	—	10,867	10,867
Total	$4,756	$570	$—	$8,330	$13,656	$6,893,072	$6,906,728

Percentage of total loans	0.07%	0.01%	—%	0.12%	0.20%

December 31, 2020:
Real estate loans:
Residential properties	$35	$—	$—	$10,947	$10,982	$3,042,574	$3,053,556
Commercial properties	951	240	—	4,544	5,735	742,072	747,807
Land and construction	—	—	—	—	—	55,832	55,832
Commercial and industrial loans	1,013	411	152	5,137	6,713	911,963	918,676
Consumer loans	—	—	—	—	—	18,888	18,888
Total	$1,999	$651	$152	$20,628	$23,430	$4,771,329	$4,794,759

Percentage of total loans	0.04%	0.01%	0.00%	0.43%	0.49%

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
December 31, 2021:
Real estate loans:
Residential properties	$—	$3,281
Commercial properties	—	1,529
Commercial and industrial loans	1,733	1,788
Total	$1,733	$6,598

December 31, 2020:
Real estate loans:
Residential properties	$2,987	$7,959
Commercial properties	—	4,544
Commercial and industrial loans	2,581	2,557
Total	$5,568	$15,060

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	December 31, 2021			December 31, 2020
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential loans	$1,200	$—	$1,200	$1,200	$—	$1,200
Commercial real estate loans	1,021	1,174	2,195	1,107	1,277	2,384
Commercial and industrial loans	493	2,030	2,523	1,041	2,832	3,873
Total	$2,714	$3,204	$5,918	$3,348	$4,109	$7,457

The following tables provide information on loans that were modified as TDRs during the following periods:

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year Ended December 31, 2021:
Commercial and industrial loans	1	$346	$346	$—
Total	1	$346	$346	$—

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year Ended December 31, 2020
Commercial and industrial loans	1	$507	$507	—
Total	1	$507	$507	$—

All of these loans were classified as a TDR as a result of a reduction in required principal payments and/or an extension of the maturity date of the loans. These loans have been paying in accordance with the terms of their restructure.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

NOTE 6: ALLOWANCE FOR CREDIT LOSSES

The following is a rollforward of the Bank’s allowance for credit losses for the years ended December 31:

	Beginning	Adoption of	Provision for	Initial Allowance on			Ending
(dollars in thousands)	Balance	ASC 326	Credit Losses	Acquired PCD Loans	Chargeoffs	Recoveries	Balance
2021:
Real estate loans:
Residential properties	$5,115	$—	$(1,453)	$93	$(1,118)	$—	$2,637
Commercial properties	8,711	—	774	7,564	—	—	17,049
Land and construction	892	—	1,051	52	—	—	1,995
Commercial and industrial loans	9,249	—	614	1,836	(706)	999	11,992
Consumer loans	233	—	(130)	—	—	—	103
Total	$24,200	$—	$856	$9,545	$(1,824)	$999	$33,776
2020:
Real estate loans:
Residential properties	$8,423	$363	$(3,671)	$—	$—	$—	$5,115
Commercial properties	4,166	3,760	785	—	—	—	8,711
Land and construction	573	92	227	—	—	—	892
Commercial and industrial loans	7,448	—	2,642	—	(1,844)	1,003	9,249
Consumer loans	190	—	43	—	—	—	233
Total	$20,800	$4,215	$26	$—	$(1,844)	$1,003	$24,200
2019:
Real estate loans:
Residential properties	$9,216	$—	$(793)	$—	$—	$—	$8,423
Commercial properties	4,547	—	(381)	—	—	—	4,166
Land and construction	391	—	182	—	—	—	573
Commercial and industrial loans	4,628	—	3,653	—	(2,687)	1,854	7,448
Consumer loans	218	—	(24)	—	(5)	1	190
Total	$19,000	$—	$2,637	$—	$(2,692)	$1,855	$20,800

The Bank has purchased loans for which there was, at acquisition, evidence of more than insignificant deterioration of credit quality since origination. The carrying amount of those loans is as follows:

(dollars in thousands)	2021
Par value of acquired loans	$41,105
Allowance for credit losses at acquisition	(9,545)
Non-credit discount at acquisition	(1,272)
Purchase price of acquired loans	$30,288

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total
December 31, 2021:
Allowance for credit losses:
Real estate loans:
Residential properties	$111	$2,526	$2,637
Commercial properties	7,967	9,082	17,049
Land and construction	52	1,943	1,995
Commercial and industrial loans	2,386	9,606	11,992
Consumer loans	—	103	103
Total	$10,516	$23,260	$33,776
Loans:
Real estate loans:
Residential properties	$9,593	$3,822,902	$3,832,495
Commercial properties	41,313	1,268,262	1,309,575
Land and construction	694	155,232	155,926
Commercial and industrial loans	9,963	1,587,902	1,597,865
Consumer loans	—	10,867	10,867
Total	$61,563	$6,845,165	$6,906,728

December 31, 2020:
Allowance for credit losses:
Real estate loans:
Residential properties	$1,059	$4,056	$5,115
Commercial properties	374	8,337	8,711
Land and construction	—	892	892
Commercial and industrial loans	956	8,293	9,249
Consumer loans	—	233	233
Total	$2,389	$21,811	$24,200
Loans:
Real estate loans:
Residential properties	$12,414	$3,041,142	$3,053,556
Commercial properties	17,304	730,503	747,807
Land and construction	—	55,832	55,832
Commercial and industrial loans	6,472	912,204	918,676
Consumer loans	—	18,888	18,888
Total	$36,190	$4,758,569	$4,794,759

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

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
Years Ended December 31, 2021, 2020, and 2019

The following tables present risk categories of loans based on year of origination, as of:

							Revolving
(dollars in thousands)	2021	2020	2019	2018	2017	Prior	Loans	Total
December 31, 2021:
Loans secured by Real Estate:
Residential
Multifamily
Pass	$1,092,903	$868,483	$418,346	$265,872	$141,433	$108,529	$—	$2,895,566
Special Mention	—	—	1,177	—	—	—	—	1,177
Substandard	—	—	—	—	—	—	—	—
Total	$1,092,903	$868,483	$419,523	$265,872	$141,433	$108,529	$—	$2,896,743

Single Family
Pass	$278,337	$122,530	$52,995	$60,559	$57,174	$280,216	$74,934	$926,745
Special Mention	—	—	—	—	—	—	26	26
Substandard	—	—	—	—	1,873	6,830	278	8,981
Total	$278,337	$122,530	$52,995	$60,559	$59,047	$287,046	$75,238	$935,752

Commercial Real Estate
Pass	$114,678	$39,135	$59,426	$94,930	$115,614	$804,295	$—	$1,228,078
Special Mention	—	—	23,495	—	—	30,389	—	53,884
Substandard	—	—	2,934	—	2,217	22,462	—	27,613
Total	$114,678	$39,135	$85,855	$94,930	$117,831	$857,146	$—	$1,309,575

Land and construction
Pass	$14,738	$—	$17,692	$31,952	$2,529	$88,321	$—	$155,232
Special Mention	—	—	—	—	—	694	—	694
Substandard	—	—	—	—	—	—	—	—
Total	$14,738	$—	$17,692	$31,952	$2,529	$89,015	$—	$155,926

Commercial
Pass	$471,431	$191,405	$88,050	$20,709	$5,531	$167,201	$636,507	$1,580,834
Special Mention	883	1,101	833	—	—	1,370	2,790	6,977
Substandard	—	1,535	1,765	982	192	2,688	2,892	10,054
Total	$472,314	$194,041	$90,648	$21,691	$5,723	$171,259	$642,189	$1,597,865

Consumer
Pass	$54	$—	$—	$1,174	$—	$2,617	$7,022	$10,867
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$54	$—	$—	$1,174	$—	$2,617	$7,022	$10,867

Total loans
Pass	$1,972,141	$1,221,553	$636,509	$475,196	$322,281	$1,451,179	$718,463	$6,797,322
Special Mention	883	1,101	25,505	—	—	32,453	2,816	62,758
Substandard	—	1,535	4,699	982	4,282	31,980	3,170	46,648
Total	$1,973,024	$1,224,189	$666,713	$476,178	$326,563	$1,515,612	$724,449	$6,906,728

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses and the related ACL allocated to these loans as of:

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
December 31, 2021:
Loans secured by Real Estate:
Residential properties
Single family	$2,568	$—	$—	$2,568	$—
Commercial loans	—	250	—	250	—
Total	$2,568	$250	$—	$2,818	$—

December 31, 2020:
Loans secured by Real Estate:
Residential properties
Single family	$10,144	$—	$—	$10,144	$1,051
Commercial loans	—	250	122	372	44
Total	$10,144	$250	$122	$10,516	$1,095

NOTE 7: PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows at December 31:

(dollars in thousands)	2021	2020
Leasehold improvements and artwork	$22,331	$7,762
Information technology equipment	12,205	11,155
Furniture and fixtures	3,920	3,503
Land and auto	16,943	805
Total	55,399	23,225
Accumulated depreciation and amortization	(17,479)	(15,213)
Net	$37,920	$8,012

NOTE 8: REAL ESTATE OWNED

The activity in our portfolio of REO is as follows during the periods ending December 31:

(dollars in thousands)	2021	2020
Beginning balance	$—	$—
Loans transferred to REO	6,210	—
REO acquired in merger	—	—
Dispositions of REO	—	—
Ending balance	$6,210	$—

NOTE 9: LOAN SALES AND MORTGAGE SERVICING RIGHTS

In 2021, FFB sold $559 million of multifamily loans and recognized a gain of $21.5 million. In 2020, FFB sold $553 million of multifamily loans and recognized a gain of $15.1 million. In 2019, FFB recognized $4.2 million of gains on the sale of $549 million of multifamily loans.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

For the sales of multifamily loans in 2021, 2020, and 2019, FFB retained servicing rights for the majority of these loans and recognized mortgage servicing rights as part of the transactions. As of December 31, 2021, and 2020, mortgage servicing rights were $6.8 million and $7.9 million, respectively, net of valuation allowances of $1.9 million and $1.4 million, respectively. The amount of loans serviced for others totaled $1.7 billion and $1.7 billion at December 31, 2021 and 2020, respectively. Servicing fees collected in 2021, 2020, and 2019 were $3.4 million, $1.6 million, and $1.7 million, respectively.

NOTE 10: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	2021		2020
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$3,280,455	—	$1,655,847	—
Interest-bearing	2,242,684	0.070%	871,289	0.372%
Money market and savings	2,620,336	0.275%	2,407,401	0.549%
Certificates of deposits	668,485	0.145%	978,896	0.591%
Total	$8,811,960	0.111%	$5,913,433	0.376%

At December 31, 2021, of the $367 million of certificates of deposits of $250,000 or more, $361 million mature within one year and $6 million mature after one year. Of the $301 million of certificates of deposit of less than $250,000, $229 million mature within one year and $72 million mature after one year. At December 31, 2020, of the $416 million of certificates of deposits of $250,000 or more, $409 million mature within one year and $7 million mature after one year. Of the $563 million of certificates of deposit of less than $250,000, $520 million mature within one year and $43 million mature after one year.

NOTE 11: BORROWINGS

At December 31, 2021, our borrowings consisted of $26 million in subordinated notes, $166 million of repurchase agreements, and $18.5 million of borrowings under a holding company line of credit. At December 31, 2020, our borrowings consisted of $255 million in FHLB term advances at the Bank, and $14 million of borrowings under a holding company line of credit.  The subordinated notes mature in June 2030 and bear a fixed interest rate of 6.0%, until June 30, 2025, at which time they will convert to a floating rate based on three month Secured Overnight Financing Rate (“SOFR”), plus 590 basis points (5.90%), until maturity. Out of the $255 million in FHLB term advances, a $250 million FHLB term advance outstanding at December 31, 2020 matured in March 2021, and bore an interest rate of 0.47%, and a $5 million zero interest advance outstanding at December 31, 2020 matured in April 2021. At December 31, 2021 the interest rate on the company line of credit was 3.63%.

FHLB advances are collateralized by loans secured by multifamily and commercial real estate properties with a carrying value of $4 billion as of December 31, 2021. As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB. The Bank’s total remaining borrowing capacity from the FHLB at December 31, 2021 was $2.7 billion. The Bank had in place $277 million of letters of credit from the FHLB which are used to meet collateral requirements for borrowings from the State of California and local agencies.

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $40 million. The loan agreement matures in five years, with an option to extend the maturity date subject to certain conditions, and bears interest at 90 day SOFR plus 350 basis points (3.50%). We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. As of December 31, 2021, FFI was in compliance with the covenants on this loan agreement.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

The Company obtained repurchase agreements from the TGRF acquisition. The agreements are treated as overnight borrowings, with the obligations to repurchase securities sold reflected as a liability. The investment securities underlying the agreements remain in the Company’s securities AFS accounts. As of December 31, 2021, the repurchase agreements weighted average rate was 0.001%, and are collateralized by investment securities with fair value of approximately $176.2 million.

The Bank also has $195 million available unsecured fed funds lines, ranging in size from $20 million to $100 million, with five other financial institutions and a $166 million secured line with the Federal Reserve Bank.  None of these lines had outstanding borrowings as of December 31, 2021. Combined, the Bank’s unused lines of credit as of December 31, 2021 were $3.1 billion. The average daily balance of overnight borrowings outstanding during 2021, 2020 and 2019 was $1 million, $56 million and $413 million, respectively.

NOTE 12: SHAREHOLDERS’ EQUITY

FFI is a holding company and does not have any direct operating activities. Any future cash flow needs of FFI are expected to be met by its existing cash and cash equivalents and dividends from its subsidiaries. The Bank is subject to various laws and regulations that limit the amount of dividends that a bank can pay without obtaining prior approval from bank regulators. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. As of December 31, 2021, FFI’s cash and cash equivalents totaled $21.8 million.

NOTE 13: EARNINGS PER SHARE

The following table sets forth the Company’s earnings per share calculations for the years ended December 31:

	2021		2020		2019
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$109,511	$109,511	$84,369	$84,369	$56,239	$56,239
Basic common shares outstanding	45,272,183	45,272,183	44,639,430	44,639,430	44,617,361	44,617,361
Effect of options, restricted stock and contingent shares issuable		187,357		261,375		293,904
Diluted common shares outstanding		45,459,540		44,900,805		44,911,265
Earnings per share	$2.42	$2.41	$1.89	$1.88	$1.26	$1.25

NOTE 14: STOCK BASED COMPENSATION

In 2007, the Board of Directors of FFI approved two equity incentive plans that provided for the grant of stock options, shares of restricted stock, restricted stock units (“RSUs”), stock bonus awards and performance awards (collectively, “Equity Incentive Awards”) to the Company’s executive officers, other key employees and directors up to 1,300,282 shares of the FFI’s common stock. In 2010, shareholders approved an increase of 580,000 in the number of shares available for issuance under one of these plans. In 2015, shareholders approved a new equity incentive plan whereby: the Company can no longer issue Equity Incentive Awards under the previously approved plans; 750,000 shares of common stock will be available for the grant of Equity Incentive Awards to the Company’s executive officers, other key employees and directors; Equity Incentive Awards that are outstanding under the prior plans will remain outstanding and unchanged and subject to the terms of those Plans; and upon termination, cancellation or forfeiture of any of the Equity Incentive Awards that are outstanding under the prior plans, those shares will be added to the pool of shares available for

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

future grants of Equity Incentive Awards under the plan approved in 2015. The shares included above do not reflect the impact of the two for one stock split which occurred at the beginning of 2017. The Company recognized stock-based compensation expense of $2.8 million, $2.1 million, and $1.6 million in 2021, 2020, and 2019, respectively, related to RSUs.

Stock options, when granted, have an exercise price not less than the current market value of the common stock and expire after ten years if not exercised. If applicable, vesting periods are set at the date of grant and the Plans provide for accelerated vesting should a change in control occur.

The following table summarizes the activities in the Plans during 2021:

		Weighted Average	Weighted Average
(dollars in thousands except		Exercise Price per	Remaining	Aggregate
per share amounts)	Options Granted	Share	Contractual Term	Intrinsic Value
Balance: December 31, 2020	374,050	$7.81
Options granted	—	—
Options exercised	(327,000)	7.69
Options forfeited	—	—
Balance: December 31, 2021	47,050	8.68	1.96 Years	$761
Options exercisable	47,050	$8.68	1.96 Years	$761

The intrinsic value of stock options exercised in 2021 was $5.8 million.

The following table summarizes the activities in the Plans during 2020:

		Weighted Average	Weighted Average
(dollars in thousands except		Exercise Price per	Remaining	Aggregate
per share amounts)	Options Granted	Share	Contractual Term	Intrinsic Value
Balance: December 31, 2019	548,550	$7.79
Options granted	—	—
Options exercised	(117,500)	7.79
Options forfeited	(57,000)	7.66
Balance: December 31, 2020	374,050	7.81	1.08 Years	$3,586
Options exercisable	374,050	$7.81	1.08 Years	$3,586

The intrinsic value of stock options exercised in 2020 was $0.8 million.

The following table summarizes the activities in the Plans during 2019:

		Weighted Average	Weighted Average
(dollars in thousands except		Exercise Price per	Remaining	Aggregate
per share amounts)	Options Granted	Share	Contractual Term	Intrinsic Value
Balance: December 31, 2018	592,550	$7.78
Options granted	—	—
Options exercised	(44,000)	7.60
Options forfeited	—	—
Balance: December 31, 2019	548,550	7.79	2.02 Years	$5,270
Options exercisable	548,550	$7.79	2.02 Years	$5,270

The intrinsic value of stock options exercised in 2019 was $0.3 million.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

The following table provides a summary of the RSUs issued by the Company under its equity incentive plans for the periods ended December 31:

	2021		2020		2019
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Balance: January 1	193,190	$15.32	139,278	$15.69	114,320	$17.51
New RSUs	134,973	23.33	159,186	15.26	157,494	15.18
Shares vested and issued	(126,528)	17.45	(103,741)	15.74	(132,536)	16.65
RSUs forfeited	(2,061)	20.06	(1,533)	—	—	—
Balance December 31	199,574	$19.34	193,190	$15.32	139,278	$15.69

The fair value of the shares vested and issued was $2.2 million, $1.6 million and $2.0 million in 2021, 2020 and 2019, respectively. As of December 31, 2021, the Company had $2.0 million of unrecognized compensation costs related to outstanding RSUs, which will be recognized through June 2024, subject to the related vesting requirements.

NOTE 15: 401(k) PROFIT SHARING PLAN

The Company’s employees participate in the Company’s 401(k) profit sharing plan (the “401k Plan”) that covers all employees eighteen years of age or older who have completed three months of employment. Each employee eligible to participate in the 401k Plan may contribute up to 100% of his or her compensation, subject to certain statutory limitations. In 2021, 2020, and 2019, the Company matched 100% of a participant’s contribution up to 3% of a participant’s compensation and an additional 50% of a participant’s contribution up to the next 2% of a participant’s compensation. These employer contributions are subject to the plan’s vesting schedule. The Company contributions of $2.2 million, $1.8 million and $1.9 million were included in compensation and benefits for 2021, 2020 and 2019, respectively. The Company may also make an additional profit sharing contribution on behalf of eligible employees. No profit sharing contributions were made in 2021, 2020 or 2019.

NOTE 16: INCOME TAXES

The Company is subject to federal income tax and California franchise tax. Income tax expense (benefit) was as follows for the years ended December 31:

(dollars in thousands)	2021	2020	2019
Current expense:
Federal	$28,550	$23,316	$15,411
State	15,303	12,661	7,922
Deferred expense (benefit):
Federal	(867)	(1,315)	(235)
State	(712)	(264)	162
Total	$42,274	$34,398	$23,260

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

The following is a comparison of the federal statutory income tax rates to the Company’s effective income tax rate for the years ended December 31:

	2021		2020		2019
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Income before taxes	$151,785		$118,767		$79,499
Federal tax statutory rate	$31,875	21.00%	$24,941	21.00%	$16,695	21.00%
State tax, net of Federal benefit	12,262	8.08%	9,612	8.09%	6,405	8.06%
Windfall benefit – exercise of stock options	(1,708)	(1.13)%	(118)	(0.10)%	—	—%
Transaction costs	551	0.36%	—	—%	—	—%
Low income housing, net benefit	(732)	(0.48)%	(638)	(0.54)%	—	—%
Tax exempt interest income	(1,014)	(0.67)%	(150)	(0.12)%	—	—%
Other items, net	1,040	0.69%	751	0.63%	160	0.20%
Effective tax rate	$42,274	27.85%	$34,398	28.96%	$23,260	29.26%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income tax recognition. The following is a summary of the components of the net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31:

(dollars in thousands)	2021	2020
Deferred tax assets (liabilities)
Allowance for credit and REO losses	$14,062	$8,546
Operating loss carryforwards	1,775	1,924
State taxes	3,157	2,611
Stock-based compensation	538	558
Market valuation: merger	3,252	2,438
Capital activities – mark to market	3,927	847
Compensation related	1,343	1,210
Core deposit intangible	(2,471)	(1,977)
Prepaid expenses	(1,853)	(1,234)
Depreciation	(1,065)	(1,014)
Accumulated other comprehensive income	(945)	(5,824)
Other	(885)	518
Net deferred tax assets	$20,835	$8,603

As part of a merger in 2012, the Company acquired operating loss carryforwards of $13.4 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code and expire in 2032. As a result, the Company will only be able to utilize operating loss carryforwards of $8.2 million, ratably over a period of 20 years. As part of a merger in 2015, the Company acquired operating loss carryforwards of $3.6 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code and expire in 2035. As part of the mergers in 2017 and 2018, the Company acquired operating loss carryforwards of $0.7 and $3.2 million, respectively. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code and have been fully utilized as of the end of 2020. As part of a merger in 2021, the Company acquired operating loss carryforwards of $0.1 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code and expire in 2033. As of December 31, 2021, the remaining operating loss carryforwards from the 2012 and 2015 acquisitions available to be utilized by the Company were $6.0 million. The Company has no other operating loss carryforwards.

The Company’s federal income tax returns for the periods 2018 through 2020 are open to audit. The Company’s California and other state income tax returns for the periods ranging between 2017 through 2020 are open to audit.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

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

Supplemental lease information at or for the twelve months ended December 31, 2021 is as follows:

(dollars in thousands)
Balance Sheet:
Operating lease asset classified as other assets	$19,384
Operating lease liability classified as other liabilities	20,575

Income Statement:
Operating lease cost classified as occupancy and equipment expense	$6,559

Weighted average lease term, in years	4.57
Weighted average discount rate	4.85%
Operating cash flows	$6,794

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

The Company leases certain facilities for its corporate offices and branch operations under non-cancelable operating leases that expire through 2029. Lease expense for 2021, 2020, and 2019 was $6.5 million, $6.1 million, and

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

$5.9 million, respectively. Future minimum lease commitments under all non-cancelable operating leases at December 31, 2021 are as follows:

(dollars in thousands)
2022	$7,068
2023	4,588
2024	4,269
2025	3,584
2026 and after	5,178
Total future minimum lease payments	$24,687
Discount on cash flows	(4,112)
Total lease liability	$20,575

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

(dollars in thousands)	2021	2020
Commitments to fund new loans	$29,545	$36,143
Commitments to fund under existing loans, lines of credit	881,605	517,169
Commitments under standby letters of credit	14,576	15,589

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
Years Ended December 31, 2021, 2020, and 2019

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

There were no derivative positions outstanding at December 31, 2021.

NOTE 19: RELATED-PARTY TRANSACTIONS

The Bank held $6.2 million and $4.1 million of deposits from related parties, including directors and executive officers of the Company and their affiliates, as of December 31, 2021 and December 31, 2020, respectively. Interest paid on deposit accounts held by related parties was $37,000 in 2021, $22,000 in 2020 and $30,000 in 2019.

As of December 31, 2021, related parties, including directors and executive officers of the Company and their affiliates, held $6.1 million in assets under management with FFA and FFB. In 2021, 2020, and 2019 the Company received $19,000, $0.1 million, and $0.1 million, respectively, in fees related to these assets under management.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

Two executive officers of FFB previously had minority interests in an entity which FFB uses for software services, for which FFB paid $0.6 million in 2021, $0.3 million in 2020, and $0.3 million in 2019.

As of December 31, 2021, a director owns a $70,000 portion of subordinated notes held at FFI.

The CEO of the Company is a director of another financial services company, and its financial institution subsidiary, that has deposits with the Bank and, in 2018 and 2017, purchased $52.1 million and $121.9 million of loans, respectively, from the Bank for which the Bank will continue to provide servicing. The balance of deposits held at the Bank was $0.2 million and $45.7 million at December 31, 2021 and December 31, 2020, respectively, and the interest paid by the Bank was $33,100 and $0.2 million in 2021 and 2020, respectively. The amount of loans serviced for this financial institution was $95 million at December 31, 2021. In 2017, the Bank participated in a subordinated note offering from the financial services company for $15 million. The Bank earned $0.8 million from this investment in 2021, 2020, and 2019.

NOTE 20: QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified affordable housing projects in the last quarter of 2019. These investments may qualify for Community Reinvestment Act (CRA) credit and generate low income housing tax credits (LIHTC) and other tax benefits over an approximate 10 year period. The Company records these investments using the proportional amortization method and amortizes the initial cost of the investment in proportion to the tax benefits, and the net benefit is recognized in the income statement as a component of income tax expense.

At December 31, 2021 and December 31, 2020, the balance of the investment for qualified affordable housing projects was $59.0 million and $39.7 million, respectively. Total unfunded commitments related to the investments in qualified affordable housing projects was $45.2 million and $34.4 million at December 31, 2021 and December 31, 2020, respectively. The Company expects to fulfill these commitments between 2022 and 2033.

During 2021, 2020, and 2019, the Company recognized amortization expense of $3.6 million, $2.6 million, and $161,000, respectively, and recognized tax credits from its investment in affordable housing tax credits of $3.2 million, $1.5 million, and $61,000, respectively. These amounts were included within income tax expense. The Company had no impairment losses during 2021, 2020, and 2019.

NOTE 21: REGULATORY MATTERS

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

Quantitative measures established by the regulators to ensure capital adequacy require FFI and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2021 and December 31, 2020 that FFI and the Bank met all capital adequacy requirements.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB (on a stand-alone basis) as of the respective dates and as compared to the respective regulatory requirements applicable to them:

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2021
CET1 capital ratio	$846,515	11.34%	$335,801	4.50%
Tier 1 leverage ratio	846,515	8.43%	401,645	4.00%
Tier 1 risk-based capital ratio	846,515	11.34%	447,735	6.00%
Total risk-based capital ratio	887,821	11.90%	596,980	8.00%
December 31, 2020
CET1 capital ratio	$589,276	11.55%	$229,490	4.50%
Tier 1 leverage ratio	589,276	8.93%	263,986	4.00%
Tier 1 risk-based capital ratio	589,276	11.55%	305,987	6.00%
Total risk-based capital ratio	620,700	12.17%	407,982	8.00%
BANK
December 31, 2021
CET1 capital ratio	$854,075	11.49%	$334,608	4.50%	$483,323	6.50%
Tier 1 leverage ratio	854,075	8.53%	400,616	4.00%	500,770	5.00%
Tier 1 risk-based capital ratio	854,075	11.49%	446,144	6.00%	594,859	8.00%
Total risk-based capital ratio	895,381	12.04%	594,859	8.00%	743,574	10.00%
December 31, 2020
CET1 capital ratio	$591,171	11.63%	$228,703	4.50%	$330,349	6.50%
Tier 1 leverage ratio	591,171	8.98%	263,330	4.00%	329,162	5.00%
Tier 1 risk-based capital ratio	591,171	11.63%	304,938	6.00%	406,583	8.00%
Total risk-based capital ratio	622,595	12.25%	406,583	8.00%	508,229	10.00%

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

As of December 31, 2021, the amount of capital at FFB in excess of amounts required to be Well Capitalized was $371 million for the CET-1 capital ratio, $353 million for the Tier 1 leverage ratio, $259 million for the Tier 1 risk-based capital ratio and $152 million for the Total risk-based capital ratio. No conditions or events have occurred since December 31, 2021 that we believe have changed FFI’s or FFB’s capital adequacy classifications from those set forth in the above table.

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

NOTE 22: NONINTEREST INCOME

The following table represents revenue from contracts with customers as well as other noninterest income for the years ended December 31:

(dollars in thousands)	2021	2020	2019
Asset management, consulting and other fees:
Wealth management	$28,447	$23,413	$23,067
Trust fees	7,161	5,645	5,124
Consulting fees	414	407	467
Total	$36,022	$29,465	$28,658

Other income:
Deposit fees	$1,714	$1,236	$1,070
Loan related fees	9,208	8,334	6,667
Other	2,050	472	1,163
Total	$12,972	$10,042	$8,900

Receivables from contracts with customers, which consist primarily of asset management fees, were $6 million, $8.7 million and $1 million at December 31, 2021, 2020 and 2019, respectively, and are included in other assets on the consolidated balance sheets.

NOTE 23: OTHER EXPENSES

The following items are included in the consolidated income statements as other expenses for the years ended December 31:

(dollars in thousands)	2021	2020	2019
Regulatory assessments	$4,200	$3,817	$3,969
Directors’ compensation expenses	820	639	628
Acquisition expenses	2,606	—	(490)

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

NOTE 24: SEGMENT REPORTING

In 2021, 2020, and 2019 the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The reportable segments are determined by products and services offered and the corporate structure. Business segment earnings before taxes are the primary measure of the segment’s performance as evaluated by management. Business segment earnings before taxes include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations. Allocations of corporate expenses, such as finance and accounting, data processing and human resources, are calculated based on estimated activity or usage levels. The management accounting process measures the performance of the operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies. If the management structures and/or the allocation process changes, allocations, transfers and assignments may change. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the years ended December 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2021:
Interest income	$247,218	$—	$—	$247,218
Interest expense	13,688	—	246	13,934
Net interest income	233,530	—	(246)	233,284
Provision for credit losses	3,866	—	—	3,866
Noninterest income	41,068	29,917	(532)	70,453
Noninterest expense	121,375	23,349	3,362	148,086
Income (loss) before taxes on income	$149,357	$6,568	$(4,140)	$151,785
2020:
Interest income	$243,891	$—	$—	$243,891
Interest expense	47,078	—	169	47,247
Net interest income	196,813	—	(169)	196,644
Provision for credit losses	6,746	—	—	6,746
Noninterest income	31,567	24,510	(1,430)	54,647
Noninterest expense	102,019	21,778	1,981	125,778
Income (loss) before taxes on income	$119,615	$2,732	$(3,580)	$118,767
2019:
Interest income	$248,760	$—	$—	$248,760
Interest expense	78,450	—	356	78,806
Net interest income	170,310	—	(356)	169,954
Provision for credit losses	2,637	—	—	2,637
Noninterest income	18,844	24,136	(1,204)	41,776
Noninterest expense	104,367	21,931	3,296	129,594
Income (loss) before taxes on income	$82,150	$2,205	$(4,856)	$79,499

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

The following tables show the financial position for each of our business segments, and of FFI which is included in the column labeled Other, and the eliminating entries used to arrive at our consolidated totals at December 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Eliminations	Total
2021:
Cash and cash equivalents	$1,121,089	$3,195	$21,763	$(24,290)	$1,121,757
Securities AFS, net	1,191,378	—	—	—	1,191,378
Loans held for sale	501,436	—	—	—	501,436
Loans, net	6,872,952	—	—	—	6,872,952
FHLB Stock	18,249	—	—	—	18,249
Premises and equipment	37,373	411	136	—	37,920
Deferred taxes	20,745	138	(48)	—	20,835
REO	6,210	—	—	—	6,210
Goodwill and Intangibles	222,125	—	—	—	222,125
Other assets	179,385	365	1,103,181	(1,079,589)	203,342
Total assets	$10,170,942	$4,109	$1,125,032	$(1,103,879)	$10,196,204
Deposits	$8,836,250	$—	$—	$(24,290)	$8,811,960
Borrowings	165,930	—	44,197	—	210,127
Intercompany balances	4,605	(8,204)	3,599	—	—
Other liabilities	92,500	4,381	13,185	—	110,066
Shareholders’ equity	1,071,657	7,932	1,064,051	(1,079,589)	1,064,051
Total liabilities and equity	$10,170,942	$4,109	$1,125,032	$(1,103,879)	$10,196,204
2020:
Cash and cash equivalents	$629,066	$1,671	$4,692	$(5,722)	$629,707
Securities AFS, net	807,426	—	—	—	807,426
Loans held for sale	505,404	—	—	—	505,404
Loans, net	4,779,599	—	—	—	4,779,599
FHLB Stock	17,250	—	—	—	17,250
Premises and equipment	7,313	563	136	—	8,012
Deferred taxes	8,663	186	(246)	—	8,603
Goodwill and Intangibles	95,296	—	—	—	95,296
Other assets	91,702	314	713,940	(700,093)	105,863
Total assets	$6,941,719	$2,734	$718,522	$(705,815)	$6,957,160
Deposits	$5,919,155	$—	$—	$(5,722)	$5,913,433
Borrowings	255,000	—	14,000	—	269,000
Intercompany balances	4,493	(3,519)	(974)	—	—
Other liabilities	65,423	3,808	9,785	—	79,016
Shareholders’ equity	697,648	2,445	695,711	(700,093)	695,711
Total liabilities and equity	$6,941,719	$2,734	$718,522	$(705,815)	$6,957,160

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

NOTE 25: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(dollars in thousands,	First	Second	Third	Fourth
except per share amounts)	Quarter	Quarter	Quarter	Quarter	Full Year
Year Ended December 31, 2021:
Interest income	$59,138	$61,403	$61,989	$64,688	$247,218
Interest expense	4,909	3,493	2,802	2,730	13,934
Net interest income	54,229	57,910	59,187	61,958	233,284
Provision for credit losses	360	44	(417)	3,879	3,866
Noninterest income	11,908	14,035	30,680	13,830	70,453
Noninterest expense	34,511	35,617	38,394	39,564	148,086
Income before taxes on income	31,266	36,284	51,890	32,345	151,785
Taxes on income	8,911	10,230	14,664	8,469	42,274
Net income	$22,355	$26,054	$37,226	$23,876	$109,511
Income per share
Basic	$0.50	$0.58	$0.83	$0.51	$2.42
Diluted	$0.50	$0.58	$0.83	$0.51	$2.41
Year Ended December 31, 2020:
Interest income	$62,338	$61,932	$61,691	$57,930	$243,891
Interest expense	17,470	13,485	10,074	6,218	47,247
Net interest income	44,868	48,447	51,617	51,712	196,644
Provision for credit losses	4,064	1,367	1,548	(233)	6,746
Noninterest income	10,675	8,969	23,641	11,362	54,647
Noninterest expense	32,872	30,937	30,595	31,374	125,778
Income before taxes on income	18,607	25,112	43,115	31,933	118,767
Taxes on income	5,396	7,258	12,177	9,567	34,398
Net income	$13,211	$17,854	$30,938	$22,366	$84,369
Income per share
Basic	$0.30	$0.40	$0.69	$0.50	$1.89
Diluted	$0.29	$0.40	$0.69	$0.50	$1.88
Year Ended December 31, 2019:
Interest income	$60,544	$63,308	$62,614	$62,294	$248,760
Interest expense	19,497	21,421	19,482	18,406	78,806
Net interest income	41,047	41,887	43,132	43,888	169,954
Provision for credit losses	540	1,231	172	694	2,637
Noninterest income	8,465	9,131	13,982	10,198	41,776
Noninterest expense	32,945	32,282	32,694	31,673	129,594
Income before taxes on income	16,027	17,505	24,248	21,719	79,499
Taxes on income	4,768	5,095	6,892	6,505	23,260
Net income	$11,259	$12,410	$17,356	$15,214	$56,239
Income per share
Basic	$0.25	$0.28	$0.39	$0.34	$1.26
Diluted	$0.25	$0.28	$0.39	$0.34	$1.25

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

NOTE 26 PARENT ONLY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
(dollars in thousands)	2021	2020
ASSETS
Cash and cash equivalents	$21,763	$4,692
Premises and equipment, net	136	136
Deferred taxes	(48)	(246)
Investment in subsidiaries	1,079,589	700,093
Intercompany receivable	—	974
Other assets	23,592	13,847
Total Assets	$1,125,032	$719,496
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Borrowings	$44,197	$14,000
Intercompany payable	3,599	—
Accounts payable and other liabilities	13,185	9,785
Total Liabilities	60,981	23,785
Shareholders’ Equity
Common Stock	56	45
Additional paid-in-capital	720,744	433,941
Retained earnings	340,976	247,638
Accumulated other comprehensive income, net of tax	2,275	14,087
Total Shareholders’ Equity	1,064,051	695,711
Total Liabilities and Shareholders’ Equity	$1,125,032	$719,496

INCOME STATEMENTS

	For the Year Ended
	December 31,
(dollars in thousands)	2021	2020	2019
Interest expense—borrowings	$246	$169	$356
Noninterest income:
Earnings from investment in subsidiaries	112,550	86,909	59,660
Other income	1,271	(97)	82
Total noninterest income	113,821	86,812	59,742
Noninterest expense:
Compensation and benefits	972	1,343	1,517
Occupancy and depreciation	1	112	178
Professional services and marketing costs	3,329	848	1,842
Other expenses	863	1,011	1,045
Total noninterest expense	5,165	3,314	4,582
Income before taxes on income	108,410	83,329	54,804
Taxes on income	(1,101)	(1,040)	(1,435)
Net income	$109,511	$84,369	$56,239

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended
	December 31,
(dollars in thousands)	2021	2020	2019
Net income	$109,511	$84,369	$56,239
Other comprehensive income:
Unrealized holding (losses) gains on securities arising during the period	(16,696)	13,866	7,674
Other comprehensive income (loss) before tax	(16,696)	13,866	7,674
Income tax benefit (expense) related to items of other comprehensive income	4,884	(4,055)	(2,021)
Other comprehensive (loss) income	(11,812)	9,811	5,653
Less: Reclassification adjustment for loss included in net earnings	—	—	(316)
Income tax benefit related to reclassification adjustment	—	—	92
Reclassification adjustment for loss included in net earnings, net of tax	—	—	(224)
Other comprehensive (loss) income, net of tax	(11,812)	9,811	5,429
Total comprehensive income	$97,699	$94,180	$61,668

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
(dollars in thousands)	2021	2020	2019
Cash Flows from Operating Activities:
Net income	$109,511	$84,369	$56,239
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings from investment in subsidiaries	(112,550)	(86,909)	(59,660)
Stock–based compensation expense	115	98	90
Deferred tax liability (benefit)	(198)	414	75
Decrease (increase) in other assets	(26,308)	549	(322)
Increase (decrease) in accounts payable and other liabilities	3,400	(5,079)	(46)
Net cash used in operating activities	(26,030)	(6,558)	(3,624)
Cash Flows from Investing Activities:
Investment in subsidiaries	(10)	—	(10,000)
Dividend from subsidiary	22,000	12,000	17,000
Net cash provided by (used in) investing activities	21,990	12,000	7,000
Cash Flows from Financing Activities:
Line of credit net change - borrowings, net	30,197	4,000	5,000
Proceeds from the sale of stock, net	2,514	908	334
Repurchase of stock	—	(2,824)	(23)
Intercompany accounts, net decrease (increase)	4,573	2,606	576
Dividends paid	(16,173)	(12,504)	(8,927)
Net cash (used in) provided by financing activities	21,111	(7,814)	(3,040)
Increase (decrease) in cash and cash equivalents	17,071	(2,372)	336
Cash and cash equivalents at beginning of year	4,692	7,064	6,728
Cash and cash equivalents at end of year	$21,763	$4,692	$7,064

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2021, 2020, and 2019

NOTE 27: SUBSEQUENT EVENTS

Cash Dividend

On January 31, 2022, the Board of Directors of the Company declared a quarterly cash dividend of $0.11 per common share to be paid on February 17, 2022 to stockholders of record as of the close of business on February 10, 2022.

Subordinated Debt

On January 24, 2022, the Company completed a $150 million offering of its 3.50% fixed-to-floating rate subordinated notes due 2032 (the “Notes”). The Company plans to use the net proceeds from the Notes offering for general corporate purposes, which may include, without limitation, providing capital to support its organic growth or growth through strategic acquisitions, financing investments, capital expenditures, investments in First Foundation Bank to support regulatory capital, and repaying up to $30 million of indebtedness.

The Notes initially will bear interest at a rate of 3.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2022. The last interest payment date for the fixed rate period will be February 1, 2027. From and including February 1, 2027 to, but excluding February 1, 2032 or the date of earlier redemption, the Notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be Three-Month Term SOFR), each as defined in and subject to the provisions of the Indenture, plus 204 basis points, payable quarterly in arrears on February 1, May 1, August 1, and November 1 of each year, commencing on May 1, 2027.

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness as of December 31, 2021, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

As permitted management excluded from its assessment the operations of TGRF, which was acquired on December 17, 2021. Assets acquired and excluded from management’s assessment of internal control over financial reporting comprised approximately 19% of consolidated total assets as of December 31, 2021.

Based on that assessment, management determined that, as of December 31, 2021, the Company maintained effective internal control over financial reporting.

The foregoing report on internal control over financial reporting shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Eide Bailly, LLP, independent registered public accounting firm, which audited our consolidated financial statements for the fiscal year ended December 31, 2021 included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in their report included Item 8.

Item 9B.   Other Information.

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Except for the information regarding our Code of Conduct below, the information required by this Item 10 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2022, for its 2022 Annual Meeting of Stockholders.

Our Board has adopted a Code of Conduct for the Chief Executive Officer and Other Senior Financial Officers (the “Code”) which contains specific ethical policies and principles that apply to our principal executive officer, principal financial officer, principal accounting officer and other key accounting and financial personnel. The Code constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act and is our “code of conduct” within the meaning of the listing standards of the Nasdaq Stock Market LLC.

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

Item 11.    Executive Compensation

The information required by this Item 11 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2022, for its 2022 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2022, for its 2022 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2022, for its 2022 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

The information required by this Item 14 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2022, for its 2022 Annual Meeting of Stockholders.

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

2.6

Agreement and Plan of Merger and Reorganization, dated as of June 2, 2021, by and between the Company and TGR Financial, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 6, 2021).

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

14.1	Code of Conduct for the Chief Executive Officer and Other Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed on March 25, 2014).

21.1(2)	Subsidiaries of the Registrant.

23.1(2)	Consent of Eide Bailly, LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K).

31.1(2)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description
32.1(2)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL.

(1)	Management contract or compensatory plan.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Dallas, Texas on February 28, 2022.

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

SIGNATURE	TITLE	DATE

/s/ SCOTT F. KAVANAUGH	Chief Executive Officer and Director	February 28, 2022
Scott F. Kavanaugh	(Principal Executive Officer)

/s/ KEVIN L. THOMPSON	Chief Financial Officer	February 28, 2022
Kevin L. Thompson	(Principal Financial and Accounting Officer)

/s/ ULRICH E. KELLER, JR.	Chairman and Director	February 28, 2022
Ulrich E. Keller, Jr.

/s/ MAX BRIGGS	Director	February 28, 2022
Max Briggs

/s/ JOHN HAKOPIAN	Director	February 28, 2022
John Hakopian

/s/ DAVID LAKE	Director	February 28, 2022
David Lake

/s/ ELIZABETH PAGLIARINI	Director	February 28, 2022
Elizabeth Pagliarini

/s/ MITCHELL ROSENBERG	Director	February 28, 2022
Mitchell Rosenberg

/s/DIANE RUBIN	Director	February 28, 2022
Diane Rubin

/s/ JACOB SONENSHINE	Director	February 28, 2022
Jacob Sonenshine

/s/ GARY TICE	Director	February 28, 2022
Gary Tice

S-1