Form 10-Q
period 2022-03-31
First Foundation Inc.
filed 2022-05-09
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 3, 2022, the registrant had 56,514,168 shares of common stock, $0.001 par value per share, outstanding.

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2022

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2022	2021
	(unaudited)
ASSETS
Cash and cash equivalents	$931,710	$1,121,757
Securities available-for-sale ("AFS")	269,030	1,201,777
Securities held-to-maturity ("HTM")	920,408	—
Allowance for credit losses - investments	(10,743)	(10,399)
Net securities	1,178,695	1,191,378

Loans held for sale	501,424	501,436

Loans held for investment	7,397,464	6,906,728
Allowance for credit losses - loans	(32,822)	(33,776)
Net loans	7,364,642	6,872,952

Investment in FHLB stock	17,250	18,249
Deferred taxes	18,047	20,835
Premises and equipment, net	35,904	37,920
Real Estate Owned ("REO")	6,210	6,210
Goodwill and intangibles	223,239	222,125
Other assets	197,675	203,342
Total Assets	$10,474,796	$10,196,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$8,957,518	$8,811,960
Borrowings	325,969	210,127
Accounts payable and other liabilities	108,734	110,066
Total Liabilities	9,392,221	9,132,153

Shareholders’ Equity
Common Stock	57	56
Additional paid-in-capital	720,846	720,744
Retained earnings	365,604	340,976
Accumulated other comprehensive (loss) income	(3,932)	2,275
Total Shareholders’ Equity	1,082,575	1,064,051
Total Liabilities and Shareholders’ Equity	$10,474,796	$10,196,204

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2022	2021
Interest income:
Loans	$72,027	$53,531
Securities AFS	6,360	5,206
FHLB Stock, fed funds sold and interest-bearing deposits	757	401
Total interest income	79,144	59,138

Interest expense:
Deposits	3,358	4,623
Borrowings	1,292	286
Total interest expense	4,650	4,909

Net interest income	74,494	54,229

Provision for credit losses	(792)	360

Net interest income after provision for credit losses	75,286	53,869

Noninterest income:
Asset management, consulting and other fees	10,197	8,349
Other income	5,230	3,559
Total noninterest income	15,427	11,908

Noninterest expense:
Compensation and benefits	29,821	21,526
Occupancy and depreciation	8,567	6,160
Professional services and marketing costs	3,417	2,122
Customer service costs	1,788	1,770
Other expenses	4,025	2,933
Total noninterest expense	47,618	34,511

Income before taxes on income	43,095	31,266
Taxes on income	12,259	8,911
Net income	$30,836	$22,355

Net income per share:
Basic	$0.55	$0.50
Diluted	$0.55	$0.50
Shares used in computation:
Basic	56,465,855	44,707,718
Diluted	56,565,845	45,012,205

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
	Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2020	44,667,650	$45	$433,941	$247,638	$14,087	$695,711
Net income	—	—	—	22,355	—	22,355
Other comprehensive loss	—	—	—	—	(18)	(18)
Stock based compensation	—	—	995	—	—	995
Cash dividend	—	—	—	(4,023)	—	(4,023)
Issuance of common stock:
Exercise of options	47,000	—	354	—	—	354
Stock grants – vesting of restricted stock units	108,085	—	—	—	—	—
Stock repurchase	(40,580)	—	(944)	—	—	(944)
Balance: March 31, 2021	44,782,155	$45	$434,346	$265,970	$14,069	$714,430

Balance: December 31, 2021	56,432,070	$56	$720,744	$340,976	$2,275	$1,064,051
Net income	—	—	—	30,836	—	30,836
Other comprehensive loss	—	—	—	—	(6,207)	(6,207)
Stock based compensation	—	—	1,204	—	—	1,204
Cash dividend	—	—	—	(6,208)	—	(6,208)
Issuance of common stock:
Exercise of options	2,000	—	18	—	—	18
Stock grants – vesting of restricted stock units	122,700	1	—	—	—	1
Repurchase of shares from restricted shares vesting	(42,602)	—	(1,120)	—	—	(1,120)
Balance: March 31, 2022	56,514,168	$57	$720,846	$365,604	$(3,932)	$1,082,575

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Three Months Ended March 31,
	2022	2021
Net income	$30,836	$22,355
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	(7,731)	(25)
Other comprehensive income (loss) before tax	(7,731)	(25)
Income tax benefit (expense) related to items of other comprehensive income	1,524	7
Other comprehensive income (loss)	(6,207)	(18)
Total comprehensive income	$24,629	$22,337

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Three Months Ended
	March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income	$30,836	$22,355
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses - loans	(1,136)	(1,273)
Provision for credit losses - securities AFS	344	1,633
Stock–based compensation expense	1,204	995
Depreciation and amortization	974	823
Deferred tax benefit	3,431	1,669
Amortization of premium (discount) on securities	(351)	131
Amortization of core deposit intangible	509	432
Amortization of mortgage servicing rights - net	549	479
Valuation allowance on mortgage servicing rights - net	(201)	(37)
Increase in other assets	5,318	4,786
(Decrease) increase in accounts payable and other liabilities	(1,138)	626
Net cash provided by operating activities	40,339	32,619
Cash Flows from Investing Activities:
Net increase in loans	(490,869)	(321,271)
Purchase of premises and equipment	(1,222)	(628)
Disposals of premises and equipment	3,375	—
Recovery of allowance for credit losses	134	406
Purchases of securities AFS	(400)	—
Purchases of securities HTM	(83,008)	—
Maturities of securities AFS	7,965	53,418
Maturities of securities HTM	79,660	—
Proceeds from redemption of securities	—	3,000
Sale of FHLB and FRB stock, net	999	—
Net cash used in investing activities	(483,366)	(265,075)
Cash Flows from Financing Activities:
Increase in deposits	145,558	332,388
Net decrease in FHLB advances	—	(250,000)
Line of credit net change – borrowings, net	(18,500)	(7,000)
Net increase in subordinated debt	147,592	—
Net decrease in repurchase agreements	(13,250)	—
Gain on sale leaseback	(1,111)	—
Dividends paid	(6,208)	(4,023)
Proceeds from exercise of stock options	19	354
Repurchase of stock	(1,120)	(944)
Net cash provided by financing activities	252,980	70,775
Decrease in cash and cash equivalents	(190,047)	(161,681)
Cash and cash equivalents at beginning of year	1,121,757	629,707
Cash and cash equivalents at end of period	$931,710	$468,026
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$—	$5,209
Interest	3,893	6,221
Noncash transactions:
Transfer of loans to loans held for sale	$—	$8,195
Transfer of securities from available-for-sale to held-to-maturity	916,777	—
Chargeoffs against allowance for credit losses	145	214
Goodwill acquisition adjustment	1,623	—

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 - UNAUDITED

NOTE 1: BASIS OF PRESENTATION

The consolidated financial statements include First Foundation Inc. (“FFI”) and its wholly owned subsidiaries: First Foundation Advisors (“FFA”) and First Foundation Bank (“FFB” or the “Bank”) and the wholly owned subsidiaries of FFB, First Foundation Insurance Services (“FFIS”), Blue Moon Management, LLC, and First Foundation Public Finance (“FFPF”) (collectively referred to as the “Company”). FFI also has two inactive wholly owned subsidiaries, First Foundation Consulting and First Foundation Advisors, LLC. All intercompany balances and transactions have been eliminated in consolidation. The results of operations reflect any interim adjustments, all of which are of a normal recurring nature and which, in the opinion of management, are necessary for a fair presentation of the results for the interim period presented. The results for the 2022 interim periods are not necessarily indicative of the results expected for the full year.

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

The accompanying unaudited consolidated financial statements include all information and footnotes required for interim financial statement presentation. These financial statements assume that readers have read the most recent Annual Report on Form 10-K which contains the latest available audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2021.

Certain reclassifications have been made to the prior year consolidated financial statements to conform to the 2022 presentation.

New Accounting Pronouncements

In March 2022, the Financial Accounting Standards Board (“FASB”) issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures”. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors and provides amendments to ASU 2016-13, Financial Instruments – Credit Losses on Financial Instruments by enhancing existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 also requires that entities disclose current-period gross write-offs by year of origination for financing receivables within the scope of Subtopic 326-20. For entities that have adopted the amendments in Update 2016-13, the amendments in this ASU are effective for fiscal years beginning after December 15, 2022. The adoption of ASU 2022-02 is not expected to have a significant impact on the Company’s consolidated financial statements.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 - UNAUDITED

NOTE 2: ACQUISITIONS

On December 17, 2021, the Company completed the acquisition of TGR Financial, Inc. (“TGRF”) and its wholly owned subsidiary, First Florida Integrity Bank, through a merger of TGRF with and into FFI followed immediately by the merger of First Florida Integrity Bank with and into FFB, in exchange for 11,352,232 shares of FFI common stock with a fair value of $24.93 per share.

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

The following table represents the assets acquired and liabilities assumed of TGRF as of December 17, 2021 and the fair value adjustments and amounts recorded by the Company in 2021 under the acquisition method of accounting:

	TGRF Book	Fair Value
(dollars in thousands)	Value	Adjustments	Fair Value
Assets Acquired:
Cash and cash equivalents	$1,145,335	$5	$1,145,340
Securities AFS	147,739	109	147,848
Securities held-to-maturity	71,790	2,115	73,905
Loans, net of deferred fees	1,045,193	(5,387)	1,039,806
Investment in FHLB stock	4,510	—	4,510
Premises and equipment, net	34,199	(4,180)	30,019
Goodwill and intangibles	181	129,850	130,031
Bank owned life insurance	46,163	—	46,163
Deferred taxes	3,414	738	4,152
Other assets	13,562	(298)	13,264
Total assets acquired	$2,512,086	$122,952	$2,635,038

Liabilities Assumed:
Deposits	$2,170,676	$313	$2,170,989
Borrowings	177,114	1,929	179,043
Accounts payable and other liabilities	7,386	182	7,568
Total liabilities assumed	2,355,176	2,424	2,357,600
Excess of assets acquired over liabilities assumed	156,910	120,528	277,438
Total	$2,512,086	$122,952	$2,635,038

Consideration:
Stock issued			$283,011
Cash paid			10
Total consideration (1)			$283,021

(1)	The difference between total consideration and the excess of assets acquired over liabilities assumed relates to the recognition of a credit loss reserve for non-PCD loans of $5.6 million, which is recognized as an expense in the consolidated income statement on the acquisition date.

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The excess of expected cash

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 - UNAUDITED

flows above the fair value (Level 3 inputs) of the majority of loans will be accreted to interest income over the remaining lives of the loans in accordance with Accounting Standards Codification (“ASC”) 310-20. The fair values are estimates and are subject to adjustment for up to one year after the merger date.

Certain loans, for which specific credit-related deterioration since origination was identified, are recorded at fair value reflecting the present value of the amounts expected to be collected. Income recognition on these purchased credit deteriorated (“PCD”) loans is based on a reasonable expectation about the timing and amount of cash flows to be collected. Acquired loans deemed impaired and considered collateral dependent, with the timing of the sale of loan collateral indeterminate, remain on nonaccrual status and have no accretable yield. All PCD loans were classified as accruing loans as of and subsequent to the acquisition date.

In accordance with generally accepted accounting principles there was no carryover of the allowance for credit losses that had been previously recorded by TGRF.

The Company recorded a deferred income tax asset of $4.2 million related to the acquisition of TGRF, including operating loss carry-forwards of $0.1 million that are subject to limitation under Section 382 of the Internal Revenue Code.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 - UNAUDITED

Pro Forma Information (unaudited)

The following table presents unaudited pro forma information for the three months ended March 31, 2021, as if the acquisition of TGRF had occurred on January 1, 2021, after giving effect to certain adjustments. The unaudited pro forma information for this period includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, adjustments for interest expense on deposits acquired, and the related income tax effects of all these items and the income tax costs or benefits derived from the income or loss before taxes of TGRF. The net effect of these pro forma adjustments was an increase of $0.5 million in net income for the three months ended March 31, 2021. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

Three Months
Ended March 31,
(dollars in thousands)	2021
Net interest income	$68,481
Provision for credit losses	5,943
Noninterest income	13,012
Noninterest expenses	58,190
Income before taxes	17,360
Taxes on income	4,645
Net income	$12,715

Net income per share:
Basic	$0.23
Diluted	$0.23

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 - UNAUDITED

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2022:
Investment securities available for sale:
Collateralized mortgage obligations	$11,184	$—	$11,184	$—
Agency mortgage-backed securities	10,078	—	10,078	—
Municipal bonds	48,514	—	48,514	—
SBA securities	25,672	—	25,672	—
Beneficial interests in FHLMC securitization	10,222	—	—	10,222
Corporate bonds	151,763	—	151,763	—
U.S. Treasury	854	854	—	—
Investment in equity securities	8,569	—	—	8,569
Total assets at fair value on a recurring basis	$266,856	$854	$247,211	$18,791

December 31, 2021:
Investment securities available for sale:
Collateralized mortgage obligations	$13,825	$—	$13,825	$—
Agency mortgage-backed securities	928,989	—	928,989	—
Municipal bonds	52,146	—	52,146	—
SBA securities	27,972	—	27,972	—
Beneficial interests in FHLMC securitization	11,580	—	—	11,580
Corporate bonds	156,376	—	156,376	—
U.S. Treasury	490	490	—	—
Investment in equity securities	16,025	16,025	—	—
Total assets at fair value on a recurring basis	$1,207,403	$16,515	$1,179,308	$11,580

The decrease in Level 3 assets from December 31, 2021 was due to securitization paydowns and to $0.3 million in provisions for credit losses in the first three months of 2022.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3. The total collateral dependent impaired Level 3 loans were $5.6 million and $2.8 million at March 31, 2022 and

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 - UNAUDITED

December 31, 2021, respectively. There were no specific reserves related to these loans at March 31, 2022 and December 31, 2021.

Real Estate Owned. The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of March 31, 2022 included prepayment rates ranging from 20% to 30% and a discount rate ranging from 1.43% to 10%.

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

Investment Securities. Investment securities are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 - UNAUDITED

and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include beneficial interests in FHLMC securitizations. Significant assumptions in the valuation of these Level 3 securities as of March 31, 2022 and December 31, 2021 included prepayment rates ranging from 30% to 35% and discount rates ranging from 7.11% to 12.20%.

Investment in Equity Securities. The fair value on investment in equity securities is the carrying amount and is  evaluated for impairment on an annual basis.

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

Borrowings. The fair value on repurchase agreements and subordinated debt are the carrying amounts. The fair value of borrowings is the carrying value of overnight FHLB advances that approximate fair value because of the short-term maturity of this instrument, resulting in a Level 2 classification. The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 - UNAUDITED

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
March 31, 2022:
Assets:
Cash and cash equivalents	$931,710	$931,710	$—	$—	$931,710
Securities AFS, net	258,287	854	247,211	10,222	258,287
Securities HTM	920,408	—	880,751	—	880,751
Loans held for sale	501,424	—	515,965	—	515,965
Loans, net	7,364,642	—	—	7,578,756	7,578,756
Investment in FHLB stock	17,250	—	17,250	—	17,250
Investment in equity securities	8,569	—	—	8,569	8,569
Liabilities:
Deposits	$8,957,518	$8,317,757	$639,761	$—	$8,957,518
Borrowings	325,969	152,680	—	173,289	325,969

December 31, 2021:
Assets:
Cash and cash equivalents	$1,121,757	$1,121,757	$—	$—	$1,121,757
Securities AFS, net	1,191,378	490	1,179,308	11,580	1,191,378
Loans held for sale	501,436	—	515,978	—	515,978
Loans, net	6,872,952	—	—	7,072,878	7,072,878
Investment in FHLB stock	18,249	—	18,249	—	18,249
Investment in equity securities	16,025	16,025	—	—	16,025
Liabilities:
Deposits	$8,811,960	$8,143,473	$668,487	$—	$8,811,960
Borrowings	210,127	165,930	—	44,197	210,127

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 - UNAUDITED

NOTE 4: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
March 31, 2022:
Collateralized mortgage obligations	$11,761	$—	$(577)	$—	$11,184
Agency mortgage-backed securities	10,376	8	(306)	—	10,078
Municipal bonds	50,737	21	(2,244)	—	48,514
SBA securities	25,692	1	(21)	—	25,672
Beneficial interests in FHLMC securitization	20,631	334	—	(10,743)	10,222
Corporate bonds	153,451	1,105	(2,793)	—	151,763
U.S. Treasury	897	—	(43)	—	854
Total	$273,545	$1,469	$(5,984)	$(10,743)	$258,287

December 31, 2021:
Collateralized mortgage obligations	$13,862	$—	$(37)	$—	$13,825
Agency mortgage-backed securities	928,546	6,563	(6,120)	—	928,989
Municipal bonds	52,052	94	—	—	52,146
SBA securities	27,970	2	—	—	27,972
Beneficial interests in FHLMC securitization	21,606	373	—	(10,399)	11,580
Corporate bonds	154,027	2,441	(92)	—	156,376
U.S. Treasury	499	—	(9)	—	490
Total	$1,198,562	$9,473	$(6,258)	$(10,399)	$1,191,378

As of March 31, 2022, US Treasury securities of $0.9 million included in the table above are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations, $216.3 million of agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitizations agreements entered into from 2018 and 2021, and $163.9 million of SBA securities are pledged as collateral for repurchase agreements obtained from the TGRF acquisition.

The following table provides a summary of the Company’s securities HTM portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
March 31, 2022:
Agency mortgage-backed securities	$920,408	$—	$(39,657)	$—	$880,751
Total	$920,408	$—	$(39,657)	$—	$880,751

There were no securities HTM as of December 31, 2021.

The Company reassessed classification of certain securities AFS and effective January 1, 2022, the Company transferred $917 million in securities AFS to securities HTM. The securities were transferred at their amortized cost basis, net of any remaining unrealized gain or loss reported in accumulated other comprehensive income. The related unrealized gain (or loss) of $0.6 million included in other comprehensive income remained in other comprehensive income to be amortized, with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. Subsequent to transfer, the ACL on these securities was evaluated under the accounting policy for securities HTM.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 - UNAUDITED

We monitor the credit quality of these securities by evaluating various quantitative attributes. The credit quality indicators the Company monitors include, but are not limited to, credit ratings of individual securities and the credit rating of government sponsored enterprises that guarantee the securities. Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is, those with ratings similar to BBB-/Baa3 or above, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. As of March 31, 2022, all of the Company’s securities were either investment grade or were issued by a U.S. government agency or a U.S. government sponsored enterprise with an investment grade rating.

The table below indicates, as of March 31, 2022 and December 31, 2021, the gross unrealized losses and fair values of our investments AFS, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$11,182	$(577)	$—	$—	$11,182	$(577)
Agency mortgage-backed securities	8,577	(306)	—	—	8,577	(306)
Municipal bonds	47,446	(2,244)	—	—	47,446	(2,244)
SBA securities	23,038	(21)	—	—	23,038	(21)
Corporate bonds	93,155	(2,793)	—	—	93,155	(2,793)
U.S. Treasury	854	(43)	—	—	854	(43)
Total temporarily impaired securities	$184,252	$(5,984)	$—	$—	$184,252	$(5,984)

	Securities with Unrealized Loss at December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$12,971	$(37)	$—	$—	$12,971	$(37)
Agency mortgage-backed securities	434,973	(5,051)	36,136	(1,069)	471,109	(6,120)
Corporate bonds	47,880	(92)	—	—	47,880	(92)
U.S. Treasury	491	(9)	—	—	491	(9)
Total temporarily impaired securities	$496,315	$(5,189)	$36,136	$(1,069)	$532,451	$(6,258)

The table below indicates, as of March 31, 2022, the gross unrealized losses and fair values of our investments HTM, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrecognized Loss at March 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$844,511	$(37,873)	$36,240	$(1,784)	$880,751	$(39,657)
Total temporarily impaired securities	$844,511	$(37,873)	$36,240	$(1,784)	$880,751	$(39,657)

There were no securities HTM as of December 31, 2021.

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

For the Three Months Ended March 31, 2022 - UNAUDITED

recovery, and the decline in fair value is largely due to changes in discount rates and assumptions regarding future interest rates. The fair value is expected to recover as the bonds approach maturity.

The following is a rollforward of the Bank’s allowance for credit losses related to investments for the following periods:

(dollars in thousands)	Total

Three Months Ended March 31, 2022:
Beginning balance	$10,399
Provision for credit losses	344
Balance: March 31, 2022	$10,743

Three Months Ended March 31, 2021:
Beginning balance	$7,245
Provision for credit losses	1,633
Balance: March 31, 2021	$8,878

Due to a change in expected cash flows of interest only strip securities, $0.3 million and $1.6 million in allowances were taken in the three months ended March 31, 2022 and 2021, respectively. The allowances were included as a charge in provision for credit losses on the consolidated income statement.

The ACL on investment securities is determined for both held-to-maturity and available-for-sale classifications of the investment portfolio in accordance with ASC 326, and is evaluated on a quarterly basis. The ACL for held-to-maturity investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. Under ASC 326-20, for investment securities where the Company has reason to believe the credit loss exposure is remote, such as those guaranteed by the U.S. government or government sponsored entities, a zero loss expectation is applied and a company is not required to estimate and recognize an ACL.

For securities AFS in an unrealized loss position, the Company first evaluates whether it intends to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the security amortized cost basis is written down to fair value through income. If neither criteria is met, the Company is required to assess whether the decline in fair value has resulted from credit losses or noncredit-related factors. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security, and (v) the ability of the issuer of the security to make scheduled principal and interest payments. If, after considering these factors, the present value of expected cash flows to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist, the Company records the decline in fair value through other comprehensive income, net of related income tax effects. The Company has made the election to exclude accrued interest receivable on securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 - UNAUDITED

The scheduled maturities of securities AFS and the related weighted average yields were as follows for the periods indicated:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
March 31, 2022
Amortized Cost:
Collateralized mortgage obligations	$—	$319	$742	$10,700	$11,761
Agency mortgage-backed securities	—	4,545	4,123	1,708	10,376
Municipal bonds	—	1,630	37,565	11,542	50,737
SBA securities	39	1,326	2,610	21,717	25,692
Beneficial interests in FHLMC securitization	—	11,125	—	9,506	20,631
Corporate bonds	9,526	10,019	128,371	5,535	153,451
U.S. Treasury	—	897	—	—	897
Total	$9,565	$29,861	$173,411	$60,708	$273,545
Weighted average yield	1.06%	1.99%	3.34%	1.90%	2.80%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$319	$703	$10,162	$11,184
Agency mortgage-backed securities	—	4,431	3,984	1,663	10,078
Municipal bonds	—	1,645	36,217	10,652	48,514
SBA securities	39	1,323	2,607	21,703	25,672
Beneficial interests in FHLMC securitization	—	11,125	—	9,840	20,965
Corporate bonds	9,519	9,748	127,257	5,239	151,763
U.S. Treasury	—	854	—	—	854
Total	$9,558	$29,445	$170,768	$59,259	$269,030

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 - UNAUDITED

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2021
Amortized Cost:
Collateralized mortgage obligations	$—	$710	$802	$12,350	$13,862
Agency mortgage-backed securities	—	4,990	24,568	898,988	928,546
Municipal bonds	—	1,625	38,853	11,574	52,052
SBA securities	70	1,613	2,952	23,335	27,970
Beneficial interests in FHLMC securitization	—	11,902	—	9,704	21,606
Corporate bonds	9,534	10,519	128,438	5,536	154,027
U.S. Treasury	—	499	—	—	499
Total	$9,604	$31,858	$195,613	$961,487	$1,198,562
Weighted average yield	(2.28)%	2.06%	3.03%	1.63%	1.84%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$710	$799	$12,316	$13,825
Agency mortgage-backed securities	—	5,082	25,056	898,851	928,989
Municipal bonds	—	1,704	38,865	11,577	52,146
SBA securities	70	1,613	2,953	23,336	27,972
Beneficial interests in FHLMC securitization	—	11,902	—	10,077	21,979
Corporate bonds	9,529	10,499	130,754	5,594	156,376
U.S. Treasury	—	490	—	—	490
Total	$9,599	$32,000	$198,427	$961,751	$1,201,777

The following is a summary of scheduled maturities of securities HTM and the related weighted average yields as of:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
March 31, 2022
Amortized Cost:
Agency mortgage-backed securities	$—	$—	$18,793	$901,615	$920,408
Total	$—	$—	$18,793	$901,615	$920,408
Weighted average yield	—%	—%	0.82%	1.77%	1.75%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$—	$17,934	$862,817	$880,751
Total	$—	$—	$17,934	$862,817	$880,751

There were no securities HTM as of December 31, 2021.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 - UNAUDITED

NOTE 5: LOANS

The following is a summary of our loans as of:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$3,284,003	$2,886,055
Single family	911,438	933,445
Total real estate loans secured by residential properties	4,195,441	3,819,500
Commercial properties	1,264,221	1,309,200
Land and construction	159,533	156,028
Total real estate loans	5,619,195	5,284,728
Commercial and industrial loans	1,754,279	1,598,422
Consumer loans	9,760	10,834
Total loans	7,383,234	6,893,984
Premiums, discounts and deferred fees and expenses	14,230	12,744
Total	$7,397,464	$6,906,728

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
March 31, 2022:
Real estate loans:
Residential properties	$1,748	$—	$—	$3,186	$4,934	$4,204,812	$4,209,746
Commercial properties	2,892	936	—	4,401	8,229	1,256,568	1,264,797
Land and construction	—	—	—	—	—	159,231	159,231
Commercial and industrial loans	967	105	—	3,256	4,328	1,749,572	1,753,900
Consumer loans	10	—	—	—	10	9,780	9,790
Total	$5,617	$1,041	$—	$10,843	$17,501	$7,379,963	$7,397,464

Percentage of total loans	0.08%	0.01%	—%	0.15%	0.24%

December 31, 2021:
Real estate loans:
Residential properties	$1,519	$310	$—	$3,281	$5,110	$3,827,385	$3,832,495
Commercial properties	2,934	—	—	1,529	4,463	1,305,112	1,309,575
Land and construction	—	—	—	—	—	155,926	155,926
Commercial and industrial loans	303	260	—	3,520	4,083	1,593,782	1,597,865
Consumer loans	—	—	—	—	—	10,867	10,867
Total	$4,756	$570	$—	$8,330	$13,656	$6,893,072	$6,906,728

Percentage of total loans	0.07%	0.01%	—%	0.12%	0.20%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 - UNAUDITED

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
March 31, 2022:
Real estate loans:
Residential properties	$—	$3,186
Commercial properties	—	4,401
Commercial and industrial loans	1,227	2,029
Total	$1,227	$9,616

December 31, 2021:
Real estate loans:
Residential properties	$—	$3,280
Commercial properties	—	1,529
Commercial and industrial loans	1,733	1,788
Total	$1,733	$6,597

The following table presents the loans classified as troubled debt restructurings (“TDR”) by accrual and nonaccrual status as of:

	March 31, 2022			December 31, 2021
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential loans	$—	$—	$—	$1,200	$—	$1,200
Commercial real estate loans	998	1,148	2,146	1,021	1,174	2,195
Commercial and industrial loans	32	1,856	1,888	493	2,030	2,523
Total	$1,030	$3,004	$4,034	$2,714	$3,204	$5,918

The following table provides information on loans that were modified as TDRs for the following periods:

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year Ended December 31, 2021
Commercial and industrial loans	1	$346	$346	$—
Total	1	$346	$346	$—

There were no loans modified as TDRs for the first three months of 2022.

All of these loans were classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loans. These loans have been paying in accordance with the terms of their restructure.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 - UNAUDITED

NOTE 6: ALLOWANCE FOR CREDIT LOSSES

The following is a rollforward of the Bank’s allowance for credit losses related to loans for the following periods:

			Initial Allowance
	Beginning	Provision for	on Acquired			Ending
(dollars in thousands)	Balance	Credit Losses	PCD Loans	Charge-offs	Recoveries	Balance
Three Months Ended March 31, 2022:
Real estate loans:
Residential properties	$2,637	$561	$—	$—	$—	$3,198
Commercial properties	17,049	(1,413)	—	—	—	15,636
Land and construction	1,995	(227)	—	—	—	1,768
Commercial and industrial loans	11,992	149	—	(145)	134	12,130
Consumer loans	103	(13)	—	—	—	90
Total	$33,776	$(943)	$	$(145)	$134	$32,822

Three Months Ended March 31, 2021:
Real estate loans:
Residential properties	$5,115	$918	$—	$—	$—	$6,033
Commercial properties	8,711	(2,755)	—	—	—	5,956
Land and construction	892	3,070	—	—	—	3,962
Commercial and industrial loans	9,249	(2,379)	—	(214)	406	7,062
Consumer loans	233	(66)	—	—	—	167
Total	$24,200	$(1,212)	$—	$(214)	$406	$23,180

Year Ended December 31, 2021:
Real estate loans:
Residential properties	$5,115	$(1,453)	$93	$(1,118)	$—	$2,637
Commercial properties	8,711	774	7,564	—	—	17,049
Land and construction	892	1,051	52	—	—	1,995
Commercial and industrial loans	9,249	614	1,836	(706)	999	11,992
Consumer loans	233	(130)	—	—	—	103
Total	$24,200	$856	$9,545	$(1,824)	$999	$33,776

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 - UNAUDITED

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total
March 31, 2022:
Allowance for credit losses:
Real estate loans:
Residential properties	$110	$3,088	$3,198
Commercial properties	7,662	7,974	15,636
Land and construction	69	1,699	1,768
Commercial and industrial loans	1,615	10,515	12,130
Consumer loans	—	90	90
Total	$9,456	$23,366	$32,822
Loans:
Real estate loans:
Residential properties	$8,524	$4,201,222	$4,209,746
Commercial properties	41,664	1,223,133	1,264,797
Land and construction	698	158,533	159,231
Commercial and industrial loans	10,220	1,743,680	1,753,900
Consumer loans	—	9,790	9,790
Total	$61,106	$7,336,358	$7,397,464

December 31, 2021:
Allowance for credit losses:
Real estate loans:
Residential properties	$111	$2,526	$2,637
Commercial properties	7,967	9,082	17,049
Land and construction	52	1,943	1,995
Commercial and industrial loans	2,386	9,606	11,992
Consumer loans	—	103	103
Total	$10,516	$23,260	$33,776
Loans:
Real estate loans:
Residential properties	$9,593	$3,822,902	$3,832,495
Commercial properties	41,313	1,268,262	1,309,575
Land and construction	694	155,232	155,926
Commercial and industrial loans	9,963	1,587,902	1,597,865
Consumer loans	—	10,867	10,867
Total	$61,563	$6,845,165	$6,906,728

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 - UNAUDITED

The following tables present risk categories of loans based on year of origination, as of:

							Revolving
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Loans	Total
March 31, 2022:
Loans secured by Real Estate:
Residential
Multifamily
Pass	$550,899	$1,090,423	$842,736	$371,305	$223,541	$217,085	$—	$3,295,989
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$550,899	$1,090,423	$842,736	$371,305	$223,541	$217,085	$—	$3,295,989

Single Family
Pass	$47,217	$298,721	$111,237	$46,046	$54,166	$275,813	$72,007	$905,207
Special Mention	—	—	—	—	—	—	26	26
Substandard	—	—	—	—	—	8,296	228	8,524
Total	$47,217	$298,721	$111,237	$46,046	$54,166	$284,109	$72,261	$913,757

Commercial Real Estate
Pass	$42,530	$186,500	$109,749	$144,150	$175,153	$514,500	$—	$1,172,582
Special Mention	—	—	2	15,872	12,888	12,889	—	41,651
Substandard	—	—	872	13,637	11,054	25,001	—	50,564
Total	$42,530	$186,500	$110,623	$173,659	$199,095	$552,390	$—	$1,264,797

Land and construction
Pass	$11,784	$45,496	$34,478	$36,069	$21,438	$9,268	$—	$158,533
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	698	—	—	—	—	698
Total	$11,784	$45,496	$35,176	$36,069	$21,438	$9,268	$—	$159,231

Commercial
Pass	$190,819	$450,214	$206,463	$99,132	$46,572	$53,223	$686,999	$1,733,422
Special Mention	—	—	941	466	—	—	4,854	6,261
Substandard	4	—	2,734	1,677	1,048	2,766	5,988	14,217
Total	$190,823	$450,214	$210,138	$101,275	$47,620	$55,989	$697,841	$1,753,900

Consumer
Pass	$54	$1,126	$28	$691	$765	$159	$6,829	$9,652
Special Mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	138	—	—	—	138
Total	$54	$1,126	$28	$829	$765	$159	$6,829	$9,790

Total loans
Pass	$843,303	$2,072,480	$1,304,691	$697,393	$521,635	$1,070,048	$765,835	$7,275,385
Special Mention	—	—	943	16,338	12,888	12,889	4,880	47,938
Substandard	4	—	4,304	15,452	12,102	36,063	6,216	74,141
Total	$843,307	$2,072,480	$1,309,938	$729,183	$546,625	$1,119,000	$776,931	$7,397,464

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 - UNAUDITED

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

For the Three Months Ended March 31, 2022 - UNAUDITED

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses and the related allowance for credit losses (“ACL”) allocated to these loans:

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
March 31, 2022:
Loans secured by Real Estate:
Residential properties
Single family	$2,488	$—	$—	$2,488	$—
Commercial real estate loans	2,918	—	—	2,918	—
Commercial loans	—	250	—	250	—
Total	$5,406	$250	$—	$5,656	$—

December 31, 2021:
Loans secured by Real Estate:
Residential properties
Single family	$2,568	$—	$—	$2,568	$—
Commercial loans	—	250	—	250	—
Total	$2,568	$250	$—	$2,818	$—

NOTE 7: LOAN SALES AND MORTGAGE SERVICING RIGHTS

In 2021, FFB sold $559 million of multifamily loans and recognized a gain of $21.5 million. For the sales of multifamily loans in 2021, FFB retained servicing rights for the majority of these loans and recognized mortgage servicing rights as part of the transactions. As of March 31, 2022 and December 31, 2021, mortgage servicing rights were $9.5 million and $6.8 million, respectively. The mortgage servicing rights as of March 31, 2022 and December 31, 2021 are net of $3.1 million and $1.9 million valuation allowances, respectively. The amount of loans serviced for others totaled $1.2 billion and $1.7 billion at March 31, 2022 and December 31, 2021, respectively. Servicing fees for the first three months of 2022 and 2021 were $0.5 million and $0.5 million, respectively.

NOTE 8: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	March 31, 2022		December 31, 2021
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$3,296,118	—	$3,280,455	—
Interest-bearing	2,429,202	0.104%	2,242,684	0.070%
Money market and savings	2,592,437	0.271%	2,620,336	0.275%
Certificates of deposits	639,761	0.200%	668,485	0.145%
Total	$8,957,518	0.121%	$8,811,960	0.111%

At March 31, 2022, of the $357 million of certificates of deposits of $250,000 or more, $352 million mature within one year and $5 million mature after one year. Of the $282 million of certificates of deposit of less than $250,000, $223 million mature within one year and $59 million mature after one year. At December 31, 2021, of the $367 million of certificates of deposits of $250,000 or more, $361 million mature within one year and $6 million mature after one year. Of the $301 million of certificates of deposit of less than $250,000, $229 million mature within one year and $72 million mature after one year.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 - UNAUDITED

NOTE 9: BORROWINGS

At March 31, 2022, our borrowings consisted of $173 million in subordinated notes and $153 million of repurchase agreements. At December 31, 2021, our borrowings consisted of $26 million in subordinated notes, $166 million of repurchase agreements, and $18.5 million of borrowings under a holding company line of credit.  As of March 31, 2022, $150 million of the subordinated notes are fixed-to-floating rate notes that mature in February 2032. The notes will initially bear a rate of 3.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2022 until February 1, 2027. From and including February 1, 2027 to, but excluding February 1, 2032, or the date of earlier redemption, the notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be Three-Month Term Secured Overnight Financing Rate, or “SOFR”), each as defined in and subject to the provisions of the indenture under which the notes were issued, plus 204 basis points (2.04%), payable quarterly in arrears on February 1, May 1, August 1, and November 1 of each year, commencing on May 1, 2027. $23 million of the subordinated notes mature in June 2030 and bear a fixed interest rate of 6.0%, until June 30, 2025, at which time they will convert to a floating rate based on three month SOFR, plus 590 basis points (5.90%), until maturity.

As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB or the Federal Reserve Bank. FHLB advances are collateralized primarily by loans secured by single family, multifamily, and commercial real estate properties with a carrying value of $4.4 billion as of March 31, 2022. The Bank’s total borrowing capacity from the FHLB at March 31, 2022 was $2.8 billion. The Bank had in place $278 million of letters of credit from the FHLB which are used to meet collateral requirements for borrowings from the State of California and local agencies.

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $20 million. The loan agreement matures in February 2023, with an option to extend the maturity date subject to certain conditions, and bears interest at Prime rate, plus 50 basis points (0.50%). FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in FFB. We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. As of March 31, 2022 and December 31, 2021, FFI was in compliance with the covenants on this loan agreement.

The Bank also has $245 million available borrowing capacity through unsecured fed funds lines, ranging in size from $20 million to $100 million, with five other financial institutions, and a $148 million secured line with the Federal Reserve Bank, secured by single family loans. None of these lines had outstanding borrowings at March 31, 2022 or December 31, 2021. Combined, the Bank’s unused lines of credit as of March 31, 2022 and December 31, 2021 were $3.2 billion and $3.1 billion, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 - UNAUDITED

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

	Three Months Ended		Three Months Ended
	March 31, 2022		March 31, 2021
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted
Net income	$30,836	$30,836	$22,355	$22,355
Basic common shares outstanding	56,465,855	56,465,855	44,707,718	44,707,718
Effect of options, restricted stock and contingent shares issuable		99,990		304,487
Diluted common shares outstanding		56,565,845		45,012,205
Earnings per share	$0.55	$0.55	$0.50	$0.50

Based on a weighted average basis, stock options and restricted stock units to purchase 99,990 and 102,708 shares of common stock were excluded for the three months ended March 31, 2022 and 2021, respectively, because their effect would have been anti-dilutive.

NOTE 11: SEGMENT REPORTING

For the three months ended March 31, 2022 and 2021, the Company had two reportable business segments: Banking (FFB, FFIS, Blue Moon, and FFPF) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Three Months Ended March 31, 2022:
Interest income	$79,144	$—	$—	$79,144
Interest expense	3,413	—	1,237	4,650
Net interest income	75,731	—	(1,237)	74,494
Provision for credit losses	(792)	—	—	(792)
Noninterest income	7,531	8,345	(449)	15,427
Noninterest expense	40,101	6,644	873	47,618
Income (loss) before taxes on income	$43,953	$1,701	$(2,559)	$43,095

Three Months Ended March 31, 2021:
Interest income	$59,138	$—	$—	$59,138
Interest expense	4,848	—	61	4,909
Net interest income	54,290	—	(61)	54,229
Provision for credit losses	360	—	—	360
Noninterest income	5,309	6,923	(324)	11,908
Noninterest expense	28,579	5,731	201	34,511
Income (loss) before taxes on income	$30,660	$1,192	$(586)	$31,266

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2022 - UNAUDITED

NOTE 12: SUBSEQUENT EVENTS

Cash Dividend

On April 26, 2022, the Board of Directors of the Company declared a quarterly cash dividend of $0.11 per common share to be paid on May 16, 2022 to stockholders of record as of the close of business on May 6, 2022.

Stock Repurchase Program

On April 26, 2022, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company may repurchase up to $75 million of its common stock. This plan has no stated expiration date for the repurchases. This stock repurchase program replaces and supersedes the stock repurchase program approved by the Board of Directors on October 30, 2018, which had authorized the Company to repurchase up to 2,200,000 shares of its common stock, and which no additional shares were repurchased during the quarter ended March 31, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the three months ended March 31, 2022 as compared to our results of operations in the three months ended March 31, 2021; and our financial condition at March 31, 2022 as compared to our financial condition at December 31, 2021. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2021, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (“2021 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022.

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

The principal risks and uncertainties to which our businesses are subject are discussed in this Item 2 and under the heading “Risk Factors” in our 2021 10-K. Therefore, you are urged to read not only the information contained in this Item 2, but also the risk factors and other cautionary information contained under the heading “Risk Factors” in our 2021 10-K, which qualify the forward-looking statements contained in this report.

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

Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about our future financial performance based solely on our historical financial performance. We also disclaim any obligation to update forward-looking statements contained in this report or in our 2021 10-K, except as may otherwise be required by applicable law or government regulations.

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

Allowance for Credit Losses – Investment Securities – The ACL on investment securities is determined for both held-to-maturity and available-for-sale classifications of the investment portfolio in accordance with ASC 326, and is evaluated on a quarterly basis. The ACL for held-to-maturity investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. Under ASC 326-20, for investment securities where the Company has reason to believe the credit loss exposure is remote, such as those guaranteed by the U.S. government or government sponsored entities, a zero loss expectation is applied and a company is not required to estimate and recognize an ACL.

For securities AFS in an unrealized loss position, the Company first evaluates whether it intends to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the security amortized cost basis is written down to fair value through income. If neither criteria is met, the Company is required to assess whether the decline in fair value has resulted from credit losses or noncredit-related factors. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security, and (v) the ability of the issuer of the security to make scheduled principal and interest payments. If, after considering these factors, the present value of expected cash flows to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist, the Company records the decline in fair value through other comprehensive income, net of related income tax effects. The Company has made the election to exclude accrued interest receivable on securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. See Note 4, Securities, for additional information related to the Company’s allowance for credit losses on securities AFS.

Allowance for Credit Losses - Loans. Our ACL for loans and investments is established through a provision for credit losses charged to expense and may be reduced by a recapture of previously established loss reserves, which are also reflected in the statement of income. Loans and investments are charged against the ACL when management believes that collectability of the principal is unlikely. The ACL for loans is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible based on an evaluation of the collectability of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the borrower’s ability to pay. While we use the best information available to make this evaluation, future adjustments to our ACL may be necessary if there are significant changes in economic or other conditions that can affect the collectability in full of loans and investments in our loan or investment portfolios.

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

We have two business segments, “Banking” and “Wealth Management.” Banking includes the operations of FFB, FFIS, Blue Moon, and FFPF, while Wealth Management includes the operations of FFA. The financial position and operating results of the stand-alone holding company, FFI, are included under the caption “Other” in certain of the tables that follow, along with any consolidation elimination entries.

Overview and Recent Developments

Our results of operations for the first three months of 2022 include:

●	Total loans, including loans held for sale, increased $491 million in the three months ended March 31, 2022 when compared to the three months ended March 31, 2021 as a result of $1.1 billion of originations, which was partially offset by payoffs or scheduled payments of $657 million.
●	During the three months ended March 31, 2022, total deposits increased by $146 million and total revenues (net interest income and noninterest income) increased by 36% when compared to the three months ended March 31, 2021.

During the second quarter of 2022, the Company authorized a stock repurchase program, where the Company may repurchase up to $75 million of its common stock from time to time in open market transactions or in privately negotiated transactions as permitted under applicable rules and regulations.  The extent to which the Company repurchases its shares and the timing of such repurchases will depend on market conditions and other considerations as may be considered in the Company’s sole discretion. The stock repurchase program, which has no stated expiration date, does not obligate the Company to repurchase any specific number of shares and may be modified, suspended or discontinued at any time without notice.

Results of Operations

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, gains on sales of loans, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of assets under management (“AUM”). Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 61% and 78%, respectively, of the total noninterest expense for Banking and Wealth Management in the three months ended March 31, 2022.

The following table shows key operating results for each of our business segments for the quarter ended March 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2022:
Interest income	$79,144	$—	$—	$79,144
Interest expense	3,413	—	1,237	4,650
Net interest income	75,731	—	(1,237)	74,494
Provision for credit losses	(792)	—	—	(792)
Noninterest income	7,531	8,345	(449)	15,427
Noninterest expense	40,101	6,644	873	47,618
Income (loss) before taxes on income	$43,953	$1,701	$(2,559)	$43,095

2021:
Interest income	$59,138	$—	$—	$59,138
Interest expense	4,848	—	61	4,909
Net interest income	54,290	—	(61)	54,229
Provision for credit losses	360	—	—	360
Noninterest income	5,309	6,923	(324)	11,908
Noninterest expense	28,579	5,731	201	34,511
Income (loss) before taxes on income	$30,660	$1,192	$(586)	$31,266

General. Our net income and income before taxes in the three months ended March 31, 2022 were $30.8 million and $43.1 million, respectively, as compared to $22.4 million and $31.3 million, respectively, in the three months ended March 31, 2021. The $11.8 million increase in income before taxes was the result of a $13.3 million increase in income before taxes for Banking and a $0.5 million increase in income before taxes for Wealth Management, offset partially by a $2.0 million increase in corporate expenses. The increase in Banking was due to higher net interest income, higher noninterest income and lower provision for credit losses. The increase in Wealth Management was due to higher noninterest income. The increase in corporate expenses was due to higher interest expense as a result of the subordinated notes assumed by the Company in connection with the TGRF acquisition in the fourth quarter of 2021, the $150 million of subordinated notes issued by the Company in the first quarter of 2022, and higher noninterest expenses.

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

	Three Months Ended March 31:
	2022			2021
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$7,529,037	$72,027	3.84%	$5,383,745	$53,531	3.99%
Securities AFS	1,197,859	6,360	2.12%	772,204	5,206	2.70%
FHLB stock, fed funds, and deposits	1,212,777	757	0.25%	714,379	401	0.23%
Total interest-earning assets	9,939,673	79,144	3.19%	6,870,328	59,138	3.45%
Noninterest-earning assets:
Nonperforming assets	10,124			18,153
Other	449,275			189,640
Total assets	$10,399,072			$7,078,121
Interest-bearing liabilities:
Demand deposits	$2,359,334	$1,051	0.18%	$970,431	$874	0.37%
Money market and savings	2,611,007	1,872	0.29%	2,342,511	2,582	0.45%
Certificates of deposit	654,279	435	0.27%	861,048	1,167	0.55%
Total interest-bearing deposits	5,624,620	3,358	0.24%	4,173,990	4,623	0.45%
Borrowings	301,236	1,292	1.74%	206,085	286	0.56%
Total interest-bearing liabilities	5,925,856	4,650	0.32%	4,380,075	4,909	0.45%
Noninterest-bearing liabilities:
Demand deposits	3,315,139			1,930,737
Other liabilities	94,484			66,854
Total liabilities	9,335,479			6,377,666
Shareholders’ equity	1,063,593			700,455
Total liabilities and equity	$10,399,072			$7,078,121
Net Interest Income		$74,494			$54,229
Net Interest Rate Spread			2.87%			3.00%
Net Interest Margin			3.00%			3.16%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. Variances attributable to both rate and volume changes, calculated by multiplying the change in rates by the change in average balances, have been allocated to the rate variance. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the three months ended March 31, 2022, as compared to the three months ended March 31, 2021:

	Increase (Decrease) due to		Net Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest earned on:
Loans	$20,546	$(2,050)	$18,496
Securities	2,437	(1,283)	1,154
Cash, FHLB stock, fed funds and deposits	313	43	356
Total interest-earning assets	23,296	(3,290)	20,006
Interest paid on:
Demand deposits	794	(617)	177
Money market and savings	283	(992)	(709)
Certificates of deposit	(228)	(505)	(733)
Borrowings	172	834	1,006
Total interest-bearing liabilities	1,021	(1,280)	(259)
Net interest income	$22,275	$(2,010)	$20,265

Net interest income increased 37% from $54.2 million in the three months ended March 31, 2021, to $74.5 million in the three months ended March 31, 2022 due to a 45% increase in interest-earning assets and decrease in the cost of interest bearing liabilities. The cost of interest-bearing liabilities decreased, from 0.45% in the three months ended March 31, 2021, to 0.32% in the three months ended March 31, 2022. The decrease in the cost of interest-bearing liabilities was due to decreased costs of interest-bearing deposits, resulting from decreases in deposit market rates, which were partially offset by an increase in borrowings. The average balance outstanding on borrowings increased from $206.1 million in the three months ended March 31, 2021, to $301.2 million in the three months ended March 31, 2022. The increase in borrowings was due to the issuance of $150 million in subordinated notes in the first quarter of 2022, and the assumption of $165 million in repurchase agreements and $23 million in subordinated notes as a result of the TGRF acquisition in the fourth quarter of 2021. The net interest margin decreased, from 3.16% in the three months ended March 31, 2021, to 3.00% in the three months ended March 31, 2022. The decrease in the interest margin was due to an increase in average excess liquidity during the quarter brought on by the acquisition of TGRF, bringing our average fed funds and cash deposit balances up by $498 million compared to the first three months of 2021, earning an average rate of 0.25%. The yield on securities decreased due a decrease in market rates. The average balance outstanding under the holding company line of credit decreased from $6.6 million in the three months ended March 31, 2021 to $0.4 million in the three months ended March 31, 2022.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the estimated losses inherent in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. The reversal of provision for credit losses in the three months ended March 31, 2022 was $0.8 million, and the provision for credit losses in the three months ended March 31, 2021 was $0.4 million. The decrease in provision for credit losses in the three months ended March 31, 2022 was a result of improvement in the economic scenario outlook.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, and gains and losses from capital market activities and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the three months ended March 31, 2022 and 2021:

(dollars in thousands)	2022	2021

Three Months Ended March 31:
Trust fees	$2,108	$1,668
Loan related fees	2,562	2,944
Deposit charges	644	379
Gain on sale leaseback	1,123	—
Consulting fees	95	101
Other	999	217
Total noninterest income	$7,531	$5,309

Noninterest income in Banking in the three months ended March 31, 2022 was $2.2 million higher than the three months ended March 31, 2021 due primarily to a $1.1 million gain on a sale leaseback transaction, a $0.4 million increase in trust fees, and a $0.3 million increase in deposit charges.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the three months ended March 31, 2022 and 2021:

(dollars in thousands)	2022	2021
Noninterest income	$8,345	$6,923

Noninterest income for Wealth Management increased by $1.4 million in the three months ended March 31, 2022 when compared to the corresponding period in 2021 due primarily to higher levels of billable AUM in the quarter.

The following table summarizes the activity in our AUM for the periods indicated:

		Existing account
	Beginning	Additions/	New
(dollars in thousands)	Balance	Withdrawals	Accounts	Terminations	Performance	Ending balance
Three Months Ended March 31, 2022:
Equities	$3,330,639	$35,136	$46,186	$(29,451)	$(285,233)	$3,097,277
Fixed Income	1,303,760	22,003	44,040	(11,625)	(82,779)	1,275,399
Cash and other	1,046,206	(13,143)	32,975	(15,538)	32,566	1,083,066
Total	$5,680,605	$43,996	$123,201	$(56,614)	$(335,446)	$5,455,742

Year Ended December 31, 2021:
Equities	$2,451,056	$448,338	$200,073	$(156,809)	$387,981	$3,330,639
Fixed Income	1,474,479	(195,117)	71,181	(45,818)	(965)	1,303,760
Cash and other	1,001,256	(209,727)	146,701	(84,213)	192,189	1,046,206
Total	$4,926,791	$43,494	$417,955	$(286,840)	$579,205	$5,680,605

The $225 million decrease in AUM during the first quarter of 2022 was the net result of $123 million of new accounts, $335 million of portfolio losses, and terminations and net withdrawals of $13 million.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2022	2021	2022	2021

Three Months Ended March 31:
Compensation and benefits	$24,276	$16,823	$5,212	$4,447
Occupancy and depreciation	8,113	5,639	454	521
Professional services and marketing	2,343	1,771	815	639
Customer service costs	1,788	1,770	—	—
Other expenses	3,581	2,576	163	124
Total noninterest expense	$40,101	$28,579	$6,644	$5,731

Noninterest expense in Banking increased from $28.6 million in the three months ended March 31, 2021 to $40.1 million in the three months ended March 31, 2022 primarily due to higher compensation and benefits, occupancy and depreciation, professional services and marketing, and other expenses. Compensation and benefits in Banking were $7.5 million higher in the first quarter of 2022 primarily due to a 41.0% increase in average FTE largely associated with the TGRF acquisition. Occupancy and depreciation costs were $2.5 million higher due primarily to higher core processing costs related to higher volumes and services and due to the TGRF acquisition. Noninterest expenses for Wealth Management increased by $0.9 million in the three months ended March 31, 2022 due to higher compensation and benefits, and professional services and marketing expenses.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
March 31, 2022:
Cash and cash equivalents	$930,984	$11,908	$(11,182)	$931,710
Securities AFS, net	258,287	—	—	258,287
Securities HTM	920,408	—	—	920,408
Loans held for sale	501,424	—	—	501,424
Loans, net	7,364,642	—	—	7,364,642
Premises and equipment	35,402	366	136	35,904
Investment in FHLB Stock	17,250	—	—	17,250
Deferred taxes	17,422	70	555	18,047
REO	6,210	—	—	6,210
Goodwill and intangibles	223,239	—	—	223,239
Other assets	173,610	386	23,679	197,675
Total assets	$10,448,878	$12,730	$13,188	$10,474,796

Deposits	$9,037,219	$—	$(79,701)	$8,957,518
Borrowings	152,680	—	173,289	325,969
Intercompany balances	3,037	565	(3,602)	—
Other liabilities	84,297	2,965	21,472	108,734
Shareholders’ equity	1,171,645	9,200	(98,270)	1,082,575
Total liabilities and equity	$10,448,878	$12,730	$13,188	$10,474,796

December 31, 2021:
Cash and cash equivalents	$1,121,089	$3,195	$(2,527)	$1,121,757
Securities AFS, net	1,191,378	—	—	1,191,378
Loans held for sale	501,436	—	—	501,436
Loans, net	6,872,952	—	—	6,872,952
Premises and equipment	37,373	411	136	37,920
Investment in FHLB Stock	18,249	—	—	18,249
Deferred taxes	20,745	138	(48)	20,835
REO	6,210	—	—	6,210
Goodwill and intangibles	222,125	—	—	222,125
Other assets	179,385	365	23,592	203,342
Total assets	$10,170,942	$4,109	$21,153	$10,196,204

Deposits	$8,836,250	$—	$(24,290)	$8,811,960
Borrowings	165,930	—	44,197	210,127
Intercompany balances	4,605	(8,204)	3,599	—
Other liabilities	92,500	4,381	13,185	110,066
Shareholders’ equity	1,071,657	7,932	(15,538)	1,064,051
Total liabilities and equity	$10,170,942	$4,109	$21,153	$10,196,204

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the three months ended March 31, 2022 total assets increased by $279 million primarily due to an increase in loans, which was partially offset by decreases in cash and securities. During the three months ended March 31, 2022, total securities decreased by $12 million primarily due to payoffs of mortgage-backed securities. Loans and loans held for sale increased $491 million in the three months ended March 31, 2022, primarily as a result of $1.1 billion of originations, which were partially offset by payoffs or scheduled payments of $657 million. The $146 million growth in deposits during the first three months of 2022 was due primarily to an increase in corporate deposits of $175 million, offset by a decrease in branch deposits of $31 million. Borrowings increased by $116 million during the three months ended March 31, 2022 due to the addition of $150 million in subordinated debt, offset partially by the $18.5 million paydown on FFI’s credit line, and $13 million decrease in repurchase agreements.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, decreased by $190 million during the three months ended March 31, 2022. Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
March 31, 2022:
Collateralized mortgage obligations	$11,761	$—	$(577)	$—	$11,184
Agency mortgage-backed securities	10,376	8	(306)	—	10,078
Municipal bonds	50,737	21	(2,244)	—	48,514
SBA securities	25,692	1	(21)	—	25,672
Beneficial interests in FHLMC securitization	20,631	334	—	(10,743)	10,222
Corporate bonds	153,451	1,105	(2,793)	—	151,763
U.S. Treasury	897	—	(43)	—	854
Total	$273,545	$1,469	$(5,984)	$(10,743)	$258,287

December 31, 2021:
Collateralized mortgage obligations	$13,862	$—	$(37)	$—	$13,825
Agency mortgage-backed securities	928,546	6,563	(6,120)	—	928,989
Municipal bonds	52,052	94	—	—	52,146
SBA securities	27,970	2	—	—	27,972
Beneficial interest – FHLMC securitization	21,606	373	—	(10,399)	11,580
Corporate bonds	154,027	2,441	(92)	—	156,376
U.S. Treasury	499	—	(9)	—	490
Total	$1,198,562	$9,473	$(6,258)	$(10,399)	$1,191,378

US Treasury securities that are included in the table above are pledged as collateral to the State of California to meet regulatory requirements related to FFB’s trust operations. Agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into from 2018 through 2021. SBA securities are pledged as collateral for repurchase agreements.

Excluding allowance for credit losses, the decrease in AFS securities in the first three months of 2022 was due primarily to the $920 million transfer of agency mortgage-backed securities to held-to-maturity.

Securities held to maturity. The following table provides a summary of the Company’s HTM securities portfolio as of:

	Amortized	Gross Uncognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
March 31, 2022:
Agency mortgage-backed securities	$920,408	$—	$(39,657)	$—	$880,751
Total	$920,408	$—	$(39,657)	$—	$880,751

There were no securities HTM as of December 31, 2021.

The scheduled maturities of securities AFS, as well as the related weighted average yield, are as follows, as of March 31, 2022:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
Amortized Cost:
Collateralized mortgage obligations	$—	$319	$742	$10,700	$11,761
Agency mortgage-backed securities	—	4,545	4,123	1,708	10,376
Municipal bonds	—	1,630	37,565	11,542	50,737
SBA securities	39	1,326	2,610	21,717	25,692
Beneficial interests in FHLMC securitization	—	11,125	—	9,506	20,631
Corporate bonds	9,526	10,019	128,371	5,535	153,451
U.S. Treasury	—	897	—	—	897
Total	$9,565	$29,861	$173,411	$60,708	$273,545
Weighted average yield	1.06%	1.99%	3.34%	1.90%	2.80%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$319	$703	$10,162	$11,184
Agency mortgage-backed securities	—	4,431	3,984	1,663	10,078
Municipal bonds	—	1,645	36,217	10,652	48,514
SBA securities	39	1,323	2,607	21,703	25,672
Beneficial interests in FHLMC securitization	—	11,125	—	9,840	20,965
Corporate bonds	9,519	9,748	127,257	5,239	151,763
U.S. Treasury	—	854	—	—	854
Total	$9,558	$29,445	$170,768	$59,259	$269,030

The scheduled maturities of securities HTM, and the related weighted average yield is as follows, as of March 31, 2022:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
March 31, 2022
Amortized Cost:
Agency mortgage-backed securities	$—	$—	$18,793	$901,615	$920,408
Total	$—	$—	$18,793	$901,615	$920,408
Weighted average yield	—%	—%	0.82%	1.77%	1.75%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$—	$17,934	$862,817	$880,751
Total	$—	$—	$17,934	$862,817	$880,751

Loans. The following table sets forth our loans, by loan category, as of:

	March 31,	December 31,
(dollars in thousands)	2022	2021
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$3,284,003	$2,886,055
Single family	911,438	933,445
Total real estate loans secured by residential properties	4,195,441	3,819,500
Commercial properties	1,264,221	1,309,200
Land and construction	159,533	156,028
Total real estate loans	5,619,195	5,284,728
Commercial and industrial loans	1,754,279	1,598,422
Consumer loans	9,760	10,834
Total loans	7,383,234	6,893,984
Premiums, discounts and deferred fees and expenses	14,230	12,744
Total	$7,397,464	$6,906,728

Loans and loans held for sale increased $491 million during the three months ended March 31, 2022 primarily as a result of $1.1 billion in originations, which were partially offset by payoffs or scheduled payments of $657 million.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	March 31, 2022		December 31, 2021
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$3,296,118	—	$3,280,455	—
Interest-bearing	2,429,202	0.104%	2,242,684	0.070%
Money market and savings	2,592,437	0.271%	2,620,336	0.275%
Certificates of deposits	639,761	0.200%	668,485	0.145%
Total	$8,957,518	0.121%	$8,811,960	0.111%

During the first three months of 2022, our deposit rates have moved in a manner consistent with overall deposit market rates. The weighted average rate of our interest-bearing deposits increased from 0.18% at December 31, 2021, to 0.19% at March 31, 2022 due to increased costs of interest-bearing deposits, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits have decreased from 0.15% at December 31, 2021 to 0.12% at March 31, 2022. The financial impact of the increase in noninterest-bearing deposits is reflected in customer service costs, which are included in noninterest expenses.

The maturities of our certificates of deposit of $100,000 or more were as follows as of March 31, 2022:

(dollars in thousands)
3 months or less	$302,445
Over 3 months through 6 months	65,581
Over 6 months through 12 months	111,750
Over 12 months	57,687
Total	$537,463

From time to time, the Bank will utilize brokered deposits as a source of funding. As of March 31, 2022, the Bank held $90 million of deposits which are classified as brokered deposits.

Borrowings. At March 31, 2022, our borrowings consisted of $173 million in subordinated notes and $153 million of repurchase agreements. At December 31, 2021, our borrowings consisted of $26 million in subordinated notes, $166 million of repurchase agreements, and $18.5 million of borrowings under a holding company line of credit.  As of March 31, 2022, $150 million of the subordinated notes are fixed-to-floating rate notes that mature in February 2032. The notes will initially bear a rate of 3.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2022 until February 1, 2027. From and including February 1, 2027 to, but excluding February 1, 2032, or the date of earlier redemption, the notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be Three-Month Term Secured Overnight Financing Rate, or “SOFR”), each as defined in and subject to the provisions of the indenture under which the notes were issued, plus 204 basis points (2.04%), payable quarterly in arrears on February 1, May 1, August 1, and November 1 of each year, commencing on May 1, 2027. $23 million of the subordinated notes mature in June 2030 and bear a fixed interest rate of 6.0%, until June 30, 2025, at which time they will convert to a floating rate based on three month SOFR, plus 590 basis points (5.90%), until maturity. The maximum amount of borrowings at the Bank outstanding at any month-end during the three months ended March 31, 2022, and during all of 2021, was $177 million and $255 million, respectively.

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

			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
March 31, 2022:
Real estate loans:
Residential properties	$1,748	$—	$—	$3,186	$4,934	$4,204,812	$4,209,746
Commercial properties	2,892	936	—	4,401	8,229	1,256,568	1,264,797
Land and construction	—	—	—	—	—	159,231	159,231
Commercial and industrial loans	967	105	—	3,256	4,328	1,749,572	1,753,900
Consumer loans	10	—	—	—	10	9,780	9,790
Total	$5,617	$1,041	$—	$10,843	$17,501	$7,379,963	$7,397,464
Percentage of total loans	0.08%	0.01%	—%	0.15%	0.24%

December 31, 2021:
Real estate loans:
Residential properties	$1,519	$310	$—	$3,281	$5,110	$3,827,385	$3,832,495
Commercial properties	2,934	—	—	1,529	4,463	1,305,112	1,309,575
Land and construction	—	—	—	—	—	155,926	155,926
Commercial and industrial loans	303	260	—	3,520	4,083	1,593,782	1,597,865
Consumer loans	—	—	—	—	—	10,867	10,867
Total	$4,756	$570	$—	$8,330	$13,656	$6,893,072	$6,906,728
Percentage of total loans	0.07%	0.01%	—%	0.12%	0.20%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
March 31, 2022
Real estate loans:
Residential properties	$—	$3,186
Commercial properties	—	4,401
Commercial and industrial loans	1,227	2,029
Total	$1,227	$9,616

December 31, 2021
Real estate loans:
Residential properties	$—	$3,281
Commercial properties	—	1,529
Commercial and industrial loans	1,733	1,788
Total	$1,733	$6,598

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	March 31, 2022			December 31, 2021
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential loans	$—	$—	$—	$1,200	$—	$1,200
Commercial real estate loans	998	1,148	2,146	1,021	1,174	2,195
Commercial and industrial loans	32	1,856	1,888	493	2,030	2,523
Total	$1,030	$3,004	$4,034	$2,714	$3,204	$5,918

These loans were classified as a TDR as a result of a reduction in required principal payments, reductions in rates and/or an extension of the maturity date of the loans.

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans for the periods indicated:

			Allowance
	Beginning	Provision for	on Acquired			Ending
(dollars in thousands)	Balance	Credit Losses	PCD Loans	Charge-offs	Recoveries	Balance
Three months ended March 31, 2022:
Real estate loans:
Residential properties	$2,637	$561	$—	$—	$—	$3,198
Commercial properties	17,049	(1,413)	—	—	—	15,636
Land and construction	1,995	(227)	—	—	—	1,768
Commercial and industrial loans	11,992	149	—	(145)	134	12,130
Consumer loans	103	(13)	—	—	—	90
Total	$33,776	$(943)	$—	$(145)	$134	$32,822

Three months ended March 31, 2021:
Real estate loans:
Residential properties	$5,115	$918	$—	$—	$—	$6,033
Commercial properties	8,711	(2,755)	—	—	—	5,956
Land and construction	892	3,070	—	—	—	3,962
Commercial and industrial loans	9,249	(2,379)	—	(214)	406	7,062
Consumer loans	233	(66)	—	—	—	167
Total	$24,200	$(1,212)	$—	$(214)	$406	$23,180

Year ended December 31, 2021:
Real estate loans:
Residential properties	$5,115	$(1,453)	$93	$(1,118)	$—	$2,637
Commercial properties	8,711	774	7,564	—	—	17,049
Land and construction	892	1,051	52	—	—	1,995
Commercial and industrial loans	9,249	614	1,836	(706)	999	11,992
Consumer loans	233	(130)	—	—	—	103
Total	$24,200	$856	$9,545	$(1,824)	$999	$33,776

Our ACL related to loans represented 0.44% and 0.49% of total loans outstanding as of March 31, 2022 and December 31, 2021, respectively.

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

The following table presents the balance in the ACL and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total

March 31, 2022:
Allowance for credit losses:
Real estate loans:
Residential properties	$110	$3,088	$3,198
Commercial properties	7,662	7,974	15,636
Land and construction	69	1,699	1,768
Commercial and industrial loans	1,615	10,515	12,130
Consumer loans	—	90	90
Total	$9,456	$23,366	$32,822
Loans:
Real estate loans:
Residential properties	$8,524	$4,201,222	$4,209,746
Commercial properties	41,664	1,223,133	1,264,797
Land and construction	698	158,533	159,231
Commercial and industrial loans	10,220	1,743,680	1,753,900
Consumer loans	—	9,790	9,790
Total	$61,106	$7,336,358	$7,397,464

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total
December 31, 2021:
Allowance for credit losses:
Real estate loans:
Residential properties	$111	$2,526	$2,637
Commercial properties	7,967	9,082	17,049
Land and construction	52	1,943	1,995
Commercial and industrial loans	2,386	9,606	11,992
Consumer loans	—	103	103
Total	$10,516	$23,260	$33,776
Loans:
Real estate loans:
Residential properties	$9,593	$3,822,902	$3,832,495
Commercial properties	41,313	1,268,262	1,309,575
Land and construction	694	155,232	155,926
Commercial and industrial loans	9,963	1,587,902	1,597,865
Consumer loans	—	10,867	10,867
Total	$61,563	$6,845,165	$6,906,728

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of FFI common stock. The remaining balances of the Company’s lines of credit available to draw down totaled $3.2 billion at March 31, 2022.

Cash Flows Provided by Operating Activities. During the quarter ended March 31, 2022, operating activities provided net cash of $40 million, primarily due to net income of $31 million and a net increase of $5 million in other assets. During the quarter ended March 31, 2021, operating activities provided net cash of $33 million, primarily due to net income of $22 million and a net decrease of $5 million in other assets.

Cash Flows Used in Investing Activities. During the quarter ended March 31, 2022, investing activities used net cash of $483 million, primarily due to a $491 million net increase in loans and $83 million in purchases of securities AFS, offset partially by $88 million in cash received in principal collection and maturities of securities. During the quarter ended March 31, 2021, investing activities used net cash of $265 million, primarily due to a $321 million net increase in loans, offset partially by $53 million in cash received in principal collection and maturities of securities, and $3 million in proceeds from a redemption of securities.

Cash Flows Provided by Financing Activities. During the quarter ended March 31, 2022, financing activities provided net cash of $253 million, consisting primarily of a net increase of $146 million in deposits and $148 million net increase in subordinated debt, offset partially by $19 million net paydowns in our line of credit, $6 million in dividends paid, and a $13 million net decrease in repurchase agreements. During the quarter ended March 31, 2021, financing activities provided net cash of $71 million, consisting primarily of a net increase of $332 million in deposits, offset partially by a $250 million decrease in FHLB advances, $7 million net paydowns in our line of credit, and $4 million in dividends paid.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2022 and December 31, 2021, the loan-to-deposit ratios at FFB were 88% and 84%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of March 31, 2022:

(dollars in thousands)
Commitments to fund new loans	$77,012
Commitments to fund under existing loans, lines of credit	1,223,173
Commitments under standby letters of credit	24,745

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of

March 31, 2022, FFB was obligated on $278 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $263 million of deposits from the State of California.

Capital Resources and Dividend Policy

The capital rules applicable to United States based bank holding companies and federally insured depository institutions (“Capital Rules”) require the Company (on a consolidated basis) and FFB (on a stand-alone basis) to meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. In addition, prompt corrective action regulations place a federally insured depository institution, such as FFB, into one of five capital categories on the basis of its capital ratios: (i) well capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; or (v) critically undercapitalized. A depository institution’s primary federal regulatory agency may determine that, based on certain qualitative assessments, the depository institution should be assigned to a lower capital category than the one indicated by its capital ratios. At each successive lower capital category, a depository institution is subject to greater operating restrictions and increased regulatory supervision by its federal bank regulatory agency.

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
March 31, 2022:
CET1 capital ratio	$862,092	10.98%	$356,437	4.50%
Tier 1 leverage ratio	862,092	8.52%	408,396	4.00%
Tier 1 risk-based capital ratio	862,092	10.98%	475,249	6.00%
Total risk-based capital ratio	902,747	13.68%	633,665	8.00%

December 31, 2021:
CET1 capital ratio	$846,515	11.34%	$335,801	4.50%
Tier 1 leverage ratio	846,515	8.43%	401,645	4.00%
Tier 1 risk-based capital ratio	846,515	11.34%	447,735	6.00%
Total risk-based capital ratio	887,821	11.90%	596,980	8.00%

FFB
March 31, 2022:
CET1 capital ratio	$958,976	12.16%	$354,965	4.50%	$512,727	6.50%
Tier 1 leverage ratio	958,976	9.14%	419,807	4.00%	524,759	5.00%
Tier 1 risk-based capital ratio	958,976	12.16%	473,286	6.00%	631,048	8.00%
Total risk-based capital ratio	999,631	12.67%	631,048	8.00%	788,810	10.00%

December 31, 2021:
CET1 capital ratio	$854,075	11.49%	$334,608	4.50%	$483,323	6.50%
Tier 1 leverage ratio	854,075	8.53%	400,616	4.00%	500,770	5.00%
Tier 1 risk-based capital ratio	854,075	11.49%	446,144	6.00%	594,859	8.00%
Total risk-based capital ratio	895,381	12.04%	594,859	8.00%	743,574	10.00%

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

As of March 31, 2022, FFI had $84.0 million of available liquidity as well as a revolving line of credit and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

As of March 31, 2022, the amount of capital at FFB in excess of amounts required to be well capitalized for purposes of the prompt corrective action regulations was $446 million for the CET1 capital ratio, $434 million for the Tier 1 Leverage Ratio, $328 million for the Tier 1 risk-based capital ratio and $211 million for the Total risk-based capital ratio.

The Company paid a quarterly cash dividend of $0.11 per common share in the first quarter of 2022. It is our current intention to continue to pay quarterly dividends. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. We paid $16.1 million in dividends ($0.36 per share) in 2021.

We had no material commitments for capital expenditures as of March 31, 2022. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the section titled Asset and Liability Management: Interest Rate Risk in our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission on February 28, 2022. There have been no material changes to our quantitative and qualitative disclosures about market risk since December 31, 2021.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2022, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, which we filed with the SEC on February 28, 2022.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2022, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company may repurchase up to $75 million of its common stock.  This plan has no stated expiration date. This stock repurchase program replaces and supersedes the stock repurchase program approved by the Board of Directors on October 30, 2018, which had authorized the Company to repurchase up to 2,200,000 shares of its common stock, and which no additional shares were repurchased during the quarter ended March 31, 2022.

ITEM 6.EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

3.2	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

4.1

Indenture, dated January 24, 2022, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 24, 2022).

4.2

First Supplemental Indenture, dated January 24, 2022, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 24, 2022).

4.3	Form of 3.50% Fixed-to-Floating Rate Subordinated Notes due 2032 (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on January 24, 2022).

10.1

Fifth Amendment to Loan Agreement, dated as of March 22, 2022, by and between the Company and NexBank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2022).

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

FIRST FOUNDATION INC.

Dated: May 9, 2022	By:	/s/ KEVIN L. THOMPSON
Kevin L. Thompson
Executive Vice President and Chief Financial Officer

S-1