Form 10-Q
period 2022-06-30
First Foundation Inc.
filed 2022-08-08
CIK 1413837

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, the registrant had 56,387,671 shares of common stock, $0.001 par value per share, outstanding.

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Cash and cash equivalents	$173,524	$1,121,757

Securities available-for-sale ("AFS")	251,496	1,201,777
Securities held-to-maturity ("HTM")	930,562	—
Allowance for credit losses - investments	(11,226)	(10,399)
Net securities	1,170,832	1,191,378

Loans held for sale	485,296	501,436

Loans held for investment	8,938,841	6,906,728
Allowance for credit losses - loans	(33,165)	(33,776)
Net loans	8,905,676	6,872,952

Investment in FHLB stock	17,250	18,249
Deferred taxes	21,471	20,835
Premises and equipment, net	37,160	37,920
Real estate owned ("REO")	6,210	6,210
Goodwill and intangibles	222,749	222,125
Other assets	209,072	203,342
Total Assets	$11,249,240	$10,196,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$9,538,744	$8,811,960
Borrowings	493,728	210,127
Accounts payable and other liabilities	113,859	110,066
Total Liabilities	10,146,331	9,132,153

Shareholders’ Equity
Common Stock	56	56
Additional paid-in-capital	719,222	720,744
Retained earnings	392,704	340,976
Accumulated other comprehensive (loss) income	(9,073)	2,275
Total Shareholders’ Equity	1,102,909	1,064,051
Total Liabilities and Shareholders’ Equity	$11,249,240	$10,196,204

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Interest income:
Loans	$82,032	$55,979	$154,059	$109,510
Securities	6,621	4,927	12,981	10,133
FHLB Stock, fed funds sold and interest-bearing deposits	1,318	497	2,075	898
Total interest income	89,971	61,403	169,115	120,541

Interest expense:
Deposits	6,340	3,387	9,698	8,010
Borrowings	1,826	106	3,118	392
Total interest expense	8,166	3,493	12,816	8,402

Net interest income	81,805	57,910	156,299	112,139

Provision for credit losses	173	44	(619)	404

Net interest income after provision for credit losses	81,632	57,866	156,918	111,735

Noninterest income:
Asset management, consulting and other fees	9,893	8,748	20,090	17,097
Gain on sale of loans	—	3,324	—	3,324
Other income	3,507	1,963	8,737	5,522
Total noninterest income	13,400	14,035	28,827	25,943

Noninterest expense:
Compensation and benefits	27,634	20,203	57,455	41,729
Occupancy and depreciation	8,814	5,710	17,381	11,870
Professional services and marketing costs	3,030	3,907	6,447	6,029
Customer service costs	4,611	2,353	6,399	4,123
Other expenses	4,716	3,444	8,741	6,377
Total noninterest expense	48,805	35,617	96,423	70,128

Income before taxes on income	46,227	36,284	89,322	67,550
Taxes on income	12,911	10,230	25,170	19,141
Net income	$33,316	$26,054	$64,152	$48,409

Net income per share:
Basic	$0.59	$0.58	$1.14	$1.08
Diluted	$0.59	$0.58	$1.13	$1.07
Shares used in computation:
Basic	56,471,470	44,792,358	56,468,678	44,750,272
Diluted	56,519,669	45,101,958	56,543,492	45,057,330

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
	Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2021	56,432,070	$56	$720,744	$340,976	$2,275	$1,064,051
Net income	—	—	—	64,152	—	64,152
Other comprehensive loss	—	—	—	—	(11,348)	(11,348)
Stock based compensation	—	—	2,037	—	—	2,037
Cash dividend	—	—	—	(12,424)	—	(12,424)
Issuance of common stock:
Exercise of options	2,000	—	18	—	—	18
Stock grants – vesting of restricted stock units	133,374	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(42,947)	—	(1,120)	—	—	(1,120)
Stock repurchase	(137,583)	—	(2,457)	—	—	(2,457)
Balance: June 30, 2022	56,386,914	$56	$719,222	$392,704	$(9,073)	$1,102,909

Balance: March 31, 2022	56,514,168	$57	$720,846	$365,604	$(3,932)	$1,082,575
Net income	—	—	—	33,316	—	33,316
Other comprehensive loss	—	—	—	—	(5,141)	(5,141)
Stock based compensation	—	—	833	—	—	833
Cash dividend	—	—	—	(6,216)	—	(6,216)
Issuance of common stock:
Exercise of options	—	—	—	—	—	—
Stock grants – vesting of restricted stock units	10,674	(1)	—	—	—	(1)
Repurchase of shares from restricted shares vesting	(345)	—	—	—	—	—
Stock repurchase	(137,583)	—	(2,457)	—	—	(2,457)
Balance: June 30, 2022	56,386,914	$56	$719,222	$392,704	$(9,073)	$1,102,909

Balance: December 31, 2020	44,667,650	$45	$433,941	$247,638	$14,087	$695,711
Net income	—	—	—	48,409	—	48,409
Other comprehensive loss	—	—	—	—	(3,312)	(3,312)
Stock based compensation	—	—	1,629	—	—	1,629
Cash dividend	—	—	—	(8,050)	—	(8,050)
Issuance of common stock:
Exercise of options	75,807	—	819	—	—	819
Stock grants – vesting of restricted stock units	117,223	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(40,937)	—	(1,188)	—	—	(1,188)
Balance: June 30, 2021	44,819,743	$45	$435,201	$287,997	$10,775	$734,018

Balance: March 31, 2021	44,782,155	$45	$434,346	$265,970	$14,069	$714,430
Net income	—	—	—	26,054	—	26,054
Other comprehensive loss	—	—	—	—	(3,294)	(3,294)
Stock based compensation	—	—	634	—	—	634
Cash dividend	—	—	—	(4,027)	—	(4,027)
Issuance of common stock:
Exercise of options	28,807	—	465	—	—	465
Stock grants – vesting of restricted stock units	9,138	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(357)	—	(244)	—	—	(244)
Balance: June 30, 2021	44,819,743	$45	$435,201	$287,997	$10,775	$734,018

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$33,316	$26,054	$64,152	$48,409
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	(6,612)	(4,657)	(14,343)	(4,682)
Other comprehensive income (loss) before tax	(6,612)	(4,657)	(14,343)	(4,682)
Income tax benefit (expense) related to items of other comprehensive income	1,471	1,363	2,995	1,370
Other comprehensive income (loss)	(5,141)	(3,294)	(11,348)	(3,312)
Total comprehensive income	$28,175	$22,760	$52,804	$45,097

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Six Months Ended
	June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$64,152	$48,409
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses - loans	(1,446)	(1,467)
Provision for credit losses - securities AFS	827	1,871
Stock–based compensation expense	2,037	1,629
Depreciation and amortization	2,019	1,655
Deferred tax expense	1,941	355
Amortization of premium (discount) on securities	1,677	399
Amortization of core deposit intangible	999	842
Amortization of mortgage servicing rights - net	1,070	935
Gain on sale of loans	—	(3,324)
Amortization of OCI - securities transfer to HTM	(591)	—
Valuation allowance on mortgage servicing rights - net	(319)	1,309
Increase in other assets	(6,482)	(10,695)
Increase (decrease) in accounts payable and other liabilities	4,476	(1,264)
Net cash provided by operating activities	70,360	40,654
Cash Flows from Investing Activities:
Net increase in loans	(2,016,119)	(841,088)
Proceeds from sale of loans	—	142,000
Purchase of premises and equipment	(3,523)	(1,826)
Disposals of premises and equipment	3,388	—
Recovery of allowance for credit losses	298	509
Purchases of securities AFS	(398)	(83,372)
Purchases of securities HTM	(171,852)	—
Proceeds from sale of securities	—	3,400
Maturities of securities AFS	18,524	143,712
Maturities of securities HTM	156,811	—
Sale of FHLB and FRB stock, net	999	—
Net cash used in investing activities	(2,011,872)	(636,665)
Cash Flows from Financing Activities:
Increase in deposits	726,784	1,193,369
Net increase (decrease) in FHLB advances	149,000	(255,000)
Line of credit net change – borrowings, net	(18,500)	6,000
Net increase in subordinated debt	147,608	—
Net increase in repurchase agreements	5,493	—
Gain on sale leaseback	(1,123)	—
Dividends paid	(12,424)	(8,050)
Proceeds from exercise of stock options	18	819
Repurchase of stock	(3,577)	(1,188)
Net cash provided by financing activities	993,279	935,950
Increase (decrease) in cash and cash equivalents	(948,233)	339,939
Cash and cash equivalents at beginning of year	1,121,757	629,707
Cash and cash equivalents at end of period	$173,524	$969,646
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$22,500	$17,424
Interest	10,563	10,019
Noncash transactions:
Transfer of loans to loans held for sale	$—	$132,521
Transfer of securities from available-for-sale to held-to-maturity	916,777	—
Goodwill acquisition adjustment	1,623	—
Operating lease liabilities recognized	5,428	—

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 - UNAUDITED

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

For the Six Months Ended June 30, 2022 - UNAUDITED

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

(1)The difference between total consideration and the excess of assets acquired over liabilities assumed relates to the recognition of a credit loss reserve for non-PCD loans of $5.6 million, which is recognized as an expense in the consolidated income statement on the acquisition date.

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

For the Six Months Ended June 30, 2022 - UNAUDITED

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 - UNAUDITED

Pro Forma Information (unaudited)

The following table presents unaudited pro forma information for the six months ended June 30, 2021, as if the acquisition of TGRF had occurred on January 1, 2021, after giving effect to certain adjustments. The unaudited pro forma information for this period includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, adjustments for interest expense on deposits acquired, and the related income tax effects of all these items and the income tax costs or benefits derived from the income or loss before taxes of TGRF. The net effect of these pro forma adjustments was an increase of $1.0 million in net income for the six months ended June 30, 2021. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

Six Months Ended
(dollars in thousands)	June 30, 2021
Net interest income	$140,686
Provision for credit losses	11,572
Noninterest income	28,474
Noninterest expenses	117,319
Income before taxes	40,269
Taxes on income	16,451
Net income	$23,818

Net income per share:
Basic	$0.43
Diluted	$0.42

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 - UNAUDITED

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2022:
Investment securities available for sale:
Collateralized mortgage obligations	$10,005	$—	$10,005	$—
Agency mortgage-backed securities	9,000	—	9,000	—
Municipal bonds	46,834	—	46,834	—
SBA securities	23,105	—	23,105	—
Beneficial interests in FHLMC securitization	8,990	—	—	8,990
Corporate bonds	141,499	—	141,499	—
U.S. Treasury	837	837	—	—
Investment in equity securities	16,025	—	—	16,025
Total assets at fair value on a recurring basis	$256,295	$837	$230,443	$25,015

December 31, 2021:
Investment securities available for sale:
Collateralized mortgage obligations	$13,825	$—	$13,825	$—
Agency mortgage-backed securities	928,989	—	928,989	—
Municipal bonds	52,146	—	52,146	—
SBA securities	27,972	—	27,972	—
Beneficial interests in FHLMC securitization	11,580	—	—	11,580
Corporate bonds	156,376	—	156,376	—
U.S. Treasury	490	490	—	—
Investment in equity securities	16,025	16,025	—	—
Total assets at fair value on a recurring basis	$1,207,403	$16,515	$1,179,308	$11,580

The increase in Level 3 assets from December 31, 2021, was due to securitization paydowns, a reclassification of investment in equity securities, and to $0.8 million in provisions for credit losses in the first six months of 2022. The reclassification was due to additional factors and assumptions that management utilized to determine the Investment in equity securities amount should presented as Level 3 assets at June 30, 2022. This reclassification did not change the fair value amounts assigned to these securities.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 - UNAUDITED

discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3. The total collateral dependent impaired Level 3 loans were $6.2 million and $2.8 million at June 30, 2022, and December 31, 2021, respectively. There were $0.7 million in specific reserves related to these loans at June 30, 2022 and no specific reserves at December 31, 2021.

Real Estate Owned. The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of June 30, 2022 included prepayment rates ranging from 20% to 30% and a discount rate ranging from 2.56% to 10%.

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

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 - UNAUDITED

of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include beneficial interests in FHLMC securitizations and investment in equity securities. Significant assumptions in the valuation of these Level 3 securities as of June 30, 2022, and December 31, 2021 included prepayment rates ranging from 30% to 45% and discount rates ranging from 7.11% to 12.20%.

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

Borrowings. The fair value on repurchase agreements is the carrying amount. The fair value of overnight FHLB advances is the carrying value that approximates fair value because of the short-term maturity of this instrument, resulting in a Level 2 classification. The fair value of term borrowings and subordinated debt are derived by calculating the discounted value of future cash flows expected to be paid out by the Company, resulting in a Level 3 classification.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 - UNAUDITED

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
June 30, 2022:
Assets:
Cash and cash equivalents	$173,524	$173,524	$—	$—	$173,524
Securities AFS, net	240,270	837	230,443	8,990	240,270
Securities HTM	930,562	—	859,636	—	859,636
Loans held for sale	485,296	—	485,053	—	485,053
Loans, net	8,905,676	—	—	8,901,213	8,901,213
Investment in FHLB stock	17,250	—	17,250	—	17,250
Investment in equity securities	16,025	—	—	16,025	16,025
Liabilities:
Deposits	$9,538,744	$8,882,941	$652,524	$—	$9,535,465
Borrowings	493,728	320,423	—	161,446	481,869

December 31, 2021:
Assets:
Cash and cash equivalents	$1,121,757	$1,121,757	$—	$—	$1,121,757
Securities AFS, net	1,191,378	490	1,179,308	11,580	1,191,378
Loans held for sale	501,436	—	515,978	—	515,978
Loans, net	6,872,952	—	—	7,072,878	7,072,878
Investment in FHLB stock	18,249	—	18,249	—	18,249
Investment in equity securities	16,025	16,025	—	—	16,025
Liabilities:
Deposits	$8,811,960	$8,143,473	$668,487	$—	$8,811,960
Borrowings	210,127	165,930	—	44,197	210,127

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 - UNAUDITED

NOTE 4: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
June 30, 2022:
Collateralized mortgage obligations	$10,941	$—	$(936)	$—	$10,005
Agency mortgage-backed securities	9,530	—	(530)	—	9,000
Municipal bonds	50,567	—	(3,733)	—	46,834
SBA securities	23,039	69	(3)	—	23,105
Beneficial interests in FHLMC securitization	20,015	201	—	(11,226)	8,990
Corporate bonds	147,635	191	(6,327)	—	141,499
U.S. Treasury	897	—	(60)	—	837
Total	$262,624	$461	$(11,589)	$(11,226)	$240,270

December 31, 2021:
Collateralized mortgage obligations	$13,862	$—	$(37)	$—	$13,825
Agency mortgage-backed securities	928,546	6,563	(6,120)	—	928,989
Municipal bonds	52,052	94	—	—	52,146
SBA securities	27,970	2	—	—	27,972
Beneficial interests in FHLMC securitization	21,606	373	—	(10,399)	11,580
Corporate bonds	154,027	2,441	(92)	—	156,376
U.S. Treasury	499	—	(9)	—	490
Total	$1,198,562	$9,473	$(6,258)	$(10,399)	$1,191,378

As of June 30, 2022, US Treasury securities of $0.9 million included in the table above are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations, $239.8 million of agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitizations agreements entered into from 2018 and 2021, and $179.7 million of SBA securities are pledged as collateral for repurchase agreements obtained from the TGRF acquisition.

The following table provides a summary of the Company’s securities HTM portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
June 30, 2022:
Agency mortgage-backed securities	$930,562	$—	$(70,926)	$—	$859,636
Total	$930,562	$—	$(70,926)	$—	$859,636

There were no securities HTM as of December 31, 2021.

The Company reassessed classification of certain securities AFS and effective January 1, 2022, the Company transferred $917 million in securities AFS to securities HTM. The securities were transferred at their amortized cost basis, net of any remaining unrealized gain or loss reported in accumulated other comprehensive income. The related unrealized loss of $0.6 million included in other comprehensive income remained in other comprehensive income to be amortized, with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. Subsequent to transfer, the ACL on these securities was evaluated under the accounting policy for securities HTM.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 - UNAUDITED

We monitor the credit quality of these securities by evaluating various quantitative attributes. The credit quality indicators the Company monitors include, but are not limited to, credit ratings of individual securities and the credit rating of government sponsored enterprises that guarantee the securities. Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is, those with ratings similar to BBB-/Baa3 or above, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. As of June 30, 2022, all of the Company’s securities were either investment grade or were issued by a U.S. government agency or a U.S. government sponsored enterprise with an investment grade rating.

The tables below indicate, as of June 30, 2022 and December 31, 2021, the gross unrealized losses and fair values of our investments AFS, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$9,979	$(936)	$—	$—	$9,979	$(936)
Agency mortgage-backed securities	9,000	(530)	—	—	9,000	(530)
Municipal bonds	46,835	(3,733)	—	—	46,835	(3,733)
SBA securities	2,016	(3)	—	—	2,016	(3)
Corporate bonds	126,308	(6,327)	—	—	126,308	(6,327)
U.S. Treasury	838	(60)	—	—	838	(60)
Total temporarily impaired securities	$194,976	$(11,589)	$—	$—	$194,976	$(11,589)

	Securities with Unrealized Loss at December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$12,971	$(37)	$—	$—	$12,971	$(37)
Agency mortgage-backed securities	434,973	(5,051)	36,136	(1,069)	471,109	(6,120)
Corporate bonds	47,880	(92)	—	—	47,880	(92)
U.S. Treasury	491	(9)	—	—	491	(9)
Total temporarily impaired securities	$496,315	$(5,189)	$36,136	$(1,069)	$532,451	$(6,258)

The table below indicates, as of June 30, 2022, the gross unrealized losses and fair values of our investments HTM, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrecognized Loss at June 30, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$827,772	$(68,544)	$31,864	$(2,382)	$859,636	$(70,926)
Total temporarily impaired securities	$827,772	$(68,544)	$31,864	$(2,382)	$859,636	$(70,926)

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 - UNAUDITED

The following is a roll forward of our allowance for credit losses related to securities for the following periods:

(dollars in thousands)	Total

Three Months Ended June 30, 2022:
Beginning balance	$10,743
Provision for credit losses	483
Balance: June 30, 2022	$11,226

Six Months Ended June 30, 2022:
Beginning balance	$10,399
Provision for credit losses	827
Balance: June 30, 2022	$11,226

Year Ended December 31, 2021:
Beginning balance	$7,245
Provision for credit losses	3,154
Balance: December 31, 2021	$10,399

Due to a change in expected cash flows of interest only strip securities, $0.5 million and $0.8 million in allowances were taken in the three and six months ended June 30, 2022, respectively, and $0.2 million and $1.9 million in allowances were taken in the three and six months ended June 30, 2021, respectively. The allowances were included as a charge in provision for credit losses on the consolidated income statement.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 - UNAUDITED

The scheduled maturities of securities AFS and the related weighted average yields were as follows for the periods indicated:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
June 30, 2022
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$740	$10,201	$10,941
Agency mortgage-backed securities	—	4,120	3,714	1,696	9,530
Municipal bonds	304	5,176	35,374	9,713	50,567
SBA securities	55	1,836	1,507	19,641	23,039
Beneficial interests in FHLMC securitization	—	10,546	—	9,469	20,015
Corporate bonds	6,018	10,412	125,671	5,534	147,635
U.S. Treasury	—	897	—	—	897
Total	$6,377	$32,987	$167,006	$56,254	$262,624
Weighted average yield	1.97%	1.98%	3.48%	2.00%	2.94%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$687	$9,318	$10,005
Agency mortgage-backed securities	—	3,969	3,460	1,571	9,000
Municipal bonds	301	4,839	33,370	8,324	46,834
SBA securities	55	1,833	1,510	19,707	23,105
Beneficial interests in FHLMC securitization	—	10,546	—	9,670	20,216
Corporate bonds	5,985	9,877	120,654	4,983	141,499
U.S. Treasury	—	837	—	—	837
Total	$6,341	$31,901	$159,681	$53,573	$251,496

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2021
Amortized Cost:
Collateralized mortgage obligations	$—	$710	$802	$12,350	$13,862
Agency mortgage-backed securities	—	4,990	24,568	898,988	928,546
Municipal bonds	—	1,625	38,853	11,574	52,052
SBA securities	70	1,613	2,952	23,335	27,970
Beneficial interests in FHLMC securitization	—	11,902	—	9,704	21,606
Corporate bonds	9,534	10,519	128,438	5,536	154,027
U.S. Treasury	—	499	—	—	499
Total	$9,604	$31,858	$195,613	$961,487	$1,198,562
Weighted average yield	(2.28)%	2.06%	3.03%	1.63%	1.84%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$710	$799	$12,316	$13,825
Agency mortgage-backed securities	—	5,082	25,056	898,851	928,989
Municipal bonds	—	1,704	38,865	11,577	52,146
SBA securities	70	1,613	2,953	23,336	27,972
Beneficial interests in FHLMC securitization	—	11,902	—	10,077	21,979
Corporate bonds	9,529	10,499	130,754	5,594	156,376
U.S. Treasury	—	490	—	—	490
Total	$9,599	$32,000	$198,427	$961,751	$1,201,777

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 - UNAUDITED

The following is a summary of scheduled maturities of securities HTM and the related weighted average yields as of:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
June 30, 2022
Amortized Cost:
Agency mortgage-backed securities	$—	$131	$19,227	$911,204	$930,562
Total	$—	$131	$19,227	$911,204	$930,562
Weighted average yield	—%	0.28%	1.05%	1.72%	1.70%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$123	$17,937	$841,576	$859,636
Total	$—	$123	$17,937	$841,576	$859,636

There were no securities HTM as of December 31, 2021.

NOTE 5: LOANS

The following is a summary of our loans as of:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$3,953,717	$2,886,055
Single family	958,348	933,445
Total real estate loans secured by residential properties	4,912,065	3,819,500
Commercial properties	1,237,664	1,309,200
Land and construction	170,887	156,028
Total real estate loans	6,320,616	5,284,728
Commercial and industrial loans	2,593,948	1,598,422
Consumer loans	10,845	10,834
Total loans	8,925,409	6,893,984
Premiums, discounts and deferred fees and expenses	13,432	12,744
Total	$8,938,841	$6,906,728

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 - UNAUDITED

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
June 30, 2022:
Real estate loans:
Residential properties	$480	$—	$—	$3,154	$3,634	$4,924,740	$4,928,374
Commercial properties	1,932	343	2,877	4,246	9,398	1,226,767	1,236,165
Land and construction	—	—	—	—	—	169,722	169,722
Commercial and industrial loans	823	2,064	—	3,684	6,571	2,587,155	2,593,726
Consumer loans	170	—	—	—	170	10,684	10,854
Total	$3,405	$2,407	$2,877	$11,084	$19,773	$8,919,068	$8,938,841

Percentage of total loans	0.04%	0.03%	0.03%	0.12%	0.22%

December 31, 2021:
Real estate loans:
Residential properties	$1,519	$310	$—	$3,281	$5,110	$3,827,385	$3,832,495
Commercial properties	2,934	—	—	1,529	4,463	1,305,112	1,309,575
Land and construction	—	—	—	—	—	155,926	155,926
Commercial and industrial loans	303	260	—	3,520	4,083	1,593,782	1,597,865
Consumer loans	—	—	—	—	—	10,867	10,867
Total	$4,756	$570	$—	$8,330	$13,656	$6,893,072	$6,906,728

Percentage of total loans	0.07%	0.01%	—%	0.12%	0.20%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
June 30, 2022:
Real estate loans:
Residential properties	$—	$3,154
Commercial properties	—	4,246
Commercial and industrial loans	1,835	1,849
Total	$1,835	$9,249

December 31, 2021:
Real estate loans:
Residential properties	$—	$3,281
Commercial properties	—	1,529
Commercial and industrial loans	1,733	1,787
Total	$1,733	$6,597

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 - UNAUDITED

The following table presents the loans classified as troubled debt restructurings (“TDR”) by accrual and nonaccrual status as of:

	June 30, 2022			December 31, 2021
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential loans	$—	$—	$—	$1,200	$—	$1,200
Commercial real estate loans	976	1,121	2,097	1,021	1,174	2,195
Commercial and industrial loans	102	1,630	1,732	493	2,030	2,523
Total	$1,078	$2,751	$3,829	$2,714	$3,204	$5,918

The following table provides information on loans that were modified as TDRs for the following periods:

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Six Months Ended June 30, 2022:
Commercial and industrial loans	1	$236	$236	$—
Total	1	$236	$236	$—

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year Ended December 31, 2021
Commercial and industrial loans	1	$346	$346	$—
Total	1	$346	$346	$—

All of these loans were classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loans. These loans have been paying in accordance with the terms of their restructure.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 - UNAUDITED

NOTE 6: ALLOWANCE FOR CREDIT LOSSES

The following is a roll forward of the Bank’s allowance for credit losses related to loans for the following periods:

			Initial Allowance
	Beginning	Provision for	on Acquired			Ending
(dollars in thousands)	Balance	Credit Losses	PCD Loans	Charge-offs	Recoveries	Balance
Three Months Ended June 30, 2022:
Real estate loans:
Residential properties	$3,198	$1,248	$—	$—	$—	$4,446
Commercial properties	15,636	(2,922)	—	—	—	12,714
Land and construction	1,768	(308)	—	—	—	1,460
Commercial and industrial loans	12,130	2,187	—	—	164	14,481
Consumer loans	90	(26)	—	—	—	64
Total	$32,822	$179	$	$—	$164	$33,165

Six Months Ended June 30, 2022:
Real estate loans:
Residential properties	$2,637	$1,809	$—	$—	$—	$4,446
Commercial properties	17,049	(4,335)	—	—	—	12,714
Land and construction	1,995	(535)	—	—	—	1,460
Commercial and industrial loans	11,992	2,336	—	(145)	298	14,481
Consumer loans	103	(39)	—	—	—	64
Total	$33,776	$(764)	$—	$(145)	$298	$33,165

Year Ended December 31, 2021:
Real estate loans:
Residential properties	$5,115	$(1,453)	$93	$(1,118)	$—	$2,637
Commercial properties	8,711	774	7,564	—	—	17,049
Land and construction	892	1,051	52	—	—	1,995
Commercial and industrial loans	9,249	614	1,836	(706)	999	11,992
Consumer loans	233	(130)	—	—	—	103
Total	$24,200	$856	$9,545	$(1,824)	$999	$33,776

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 - UNAUDITED

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total
June 30, 2022:
Allowance for credit losses:
Real estate loans:
Residential properties	$79	$4,367	$4,446
Commercial properties	5,170	7,544	12,714
Land and construction	—	1,460	1,460
Commercial and industrial loans	2,225	12,256	14,481
Consumer loans	—	64	64
Total	$7,474	$25,691	$33,165
Loans:
Real estate loans:
Residential properties	$8,376	$4,919,998	$4,928,374
Commercial properties	40,646	1,195,519	1,236,165
Land and construction	—	169,722	169,722
Commercial and industrial loans	8,108	2,585,618	2,593,726
Consumer loans	—	10,854	10,854
Total	$57,130	$8,881,711	$8,938,841

December 31, 2021:
Allowance for credit losses:
Real estate loans:
Residential properties	$111	$2,526	$2,637
Commercial properties	7,967	9,082	17,049
Land and construction	52	1,943	1,995
Commercial and industrial loans	2,386	9,606	11,992
Consumer loans	—	103	103
Total	$10,516	$23,260	$33,776
Loans:
Real estate loans:
Residential properties	$9,593	$3,822,902	$3,832,495
Commercial properties	41,313	1,268,262	1,309,575
Land and construction	694	155,232	155,926
Commercial and industrial loans	9,963	1,587,902	1,597,865
Consumer loans	—	10,867	10,867
Total	$61,563	$6,845,165	$6,906,728

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 - UNAUDITED

The following tables present risk categories of loans based on year of origination, as of:

							Revolving
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Loans	Total
June 30, 2022:
Loans secured by real estate:
Residential
Multifamily
Pass	$1,364,976	$1,081,884	$817,796	$320,841	$179,739	$202,422	$—	$3,967,658
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$1,364,976	$1,081,884	$817,796	$320,841	$179,739	$202,422	$—	$3,967,658

Single family
Pass	$130,550	$292,826	$100,637	$44,070	$52,904	$261,117	$70,211	$952,315
Special mention	—	—	—	—	—	—	26	26
Substandard	—	—	—	—	—	8,238	137	8,375
Total	$130,550	$292,826	$100,637	$44,070	$52,904	$269,355	$70,374	$960,716

Commercial real estate
Pass	$143,795	$226,528	$142,764	$119,380	$171,603	$351,594	$—	$1,155,664
Special mention	—	13,715	46	16,243	5,772	7,990	—	43,766
Substandard	5,963	9,200	829	10,279	—	10,464	—	36,735
Total	$149,758	$249,443	$143,639	$145,902	$177,375	$370,048	$—	$1,236,165

Land and construction
Pass	$32,273	$54,823	$48,199	$12,272	$5,145	$2,678	$—	$155,390
Special mention	—	—	—	—	14,332	—	—	14,332
Substandard	—	—	—	—	—	—	—	—
Total	$32,273	$54,823	$48,199	$12,272	$19,477	$2,678	$—	$169,722

Commercial
Pass	$855,797	$439,281	$224,157	$91,489	$41,946	$41,136	$881,333	$2,575,139
Special mention	—	—	1,441	419	—	—	7,025	8,885
Substandard	—	331	2,563	1,902	518	2,502	1,886	9,702
Total	$855,797	$439,612	$228,161	$93,810	$42,464	$43,638	$890,244	$2,593,726

Consumer
Pass	$522	$2,285	$4	$356	$284	$74	$7,195	$10,720
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	134	—	—	—	134
Total	$522	$2,285	$4	$490	$284	$74	$7,195	$10,854

Total loans
Pass	$2,527,913	$2,097,627	$1,333,557	$588,408	$451,621	$859,021	$958,739	$8,816,886
Special mention	—	13,715	1,487	16,662	20,104	7,990	7,051	67,009
Substandard	5,963	9,531	3,392	12,315	518	21,204	2,023	54,946
Total	$2,533,876	$2,120,873	$1,338,436	$617,385	$472,243	$888,215	$967,813	$8,938,841

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 - UNAUDITED

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

For the Six Months Ended June 30, 2022 - UNAUDITED

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses and the related allowance for credit losses (“ACL”) allocated to these loans:

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
June 30, 2022:
Loans secured by real estate:
Residential properties
Single family	$2,475	$—	$—	$2,475	$—
Commercial real estate loans	2,803	—	—	2,803	—
Commercial loans	—	250	700	950	700
Total	$5,278	$250	$700	$6,228	$700

December 31, 2021:
Loans secured by real estate:
Residential properties
Single family	$2,568	$—	$—	$2,568	$—
Commercial loans	—	250	—	250	—
Consumer loans	—	—	—	—	—
Total	$2,568	$250	$—	$2,818	$—

NOTE 7: LOAN SALES AND MORTGAGE SERVICING RIGHTS

In 2021, FFB sold $559 million of multifamily loans and recognized a gain of $21.5 million. For sales of multifamily loans, FFB retained servicing rights for the majority of these loans and recognized mortgage servicing rights as part of the transactions. As of June 30, 2022, and December 31, 2021, mortgage servicing rights were $9.0 million and $6.8 million, respectively. The mortgage servicing rights as of June 30, 2022, and December 31, 2021, are net of $3.0 million and $1.9 million valuation allowances, respectively. The amount of loans serviced for others totaled $1.1 billion and $1.7 billion as of June 30, 2022, and December 31, 2021, respectively. Servicing fees were $0.9 million for both the six months ended June 30, 2022, and the six months ended June 30, 2021.

NOTE 8: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	June 30, 2022		December 31, 2021
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$3,587,375	—	$3,280,455	—
Interest-bearing	2,425,847	0.930%	2,242,684	0.070%
Money market and savings	2,869,719	0.643%	2,620,336	0.275%
Certificates of deposits	655,803	0.581%	668,485	0.145%
Total	$9,538,744	0.470%	$8,811,960	0.111%

At June 30, 2022, of the $391 million of certificates of deposits over $250,000, $383 million mature within one year and $8 million mature after one year. Of the $264 million of certificates of deposit of $250,000 or less, $209 million mature within one year and $55 million mature after one year. At December 31, 2021, of the $367 million of certificates of deposits over $250,000, $361 million mature within one year and $6 million mature after one year. Of the

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 - UNAUDITED

$301 million of certificates of deposit of $250,000 or less, $229 million mature within one year and $72 million mature after one year.

NOTE 9: BORROWINGS

At June 30, 2022, our borrowings consisted of $149 million in an overnight FHLB advance at the Bank, $174 million in subordinated notes at the holding company, and $171 million of repurchase agreements at the Bank. At December 31, 2021, our borrowings consisted of $26 million in subordinated notes at FFI, $166 million of repurchase agreements at the Bank, and $18.5 million of borrowings under a holding company line of credit. The FHLB overnight advance was paid in full in the early part of July 2022 and bore an interest rate of 1.66%. As of June 30, 2022, $150 million of the subordinated notes are fixed-to-floating rate notes that mature in February 2032. The notes will initially bear a rate of 3.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2022, until February 1, 2027. From and including February 1, 2027 to, but excluding February 1, 2032, or the date of earlier redemption, the notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be Three-Month Term Secured Overnight Financing Rate, or “SOFR”), each as defined in and subject to the provisions of the indenture under which the notes were issued, plus 204 basis points (2.04%), payable quarterly in arrears on February 1, May 1, August 1, and November 1 of each year, commencing on May 1, 2027. $24 million of the subordinated notes mature in June 2030 and bear a fixed interest rate of 6.0%, until June 30, 2025, at which time they will convert to a floating rate based on three month SOFR, plus 590 basis points (5.90%), until maturity.

As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB or the Federal Reserve Bank. FHLB advances are collateralized primarily by loans secured by single family, multifamily, and commercial real estate properties with a carrying value of $5.0 billion as of June 30, 2022. The Bank’s total borrowing capacity from the FHLB at June 30, 2022 was $2.9 billion. The Bank had in place $315 million of letters of credit from the FHLB, as of June 30, 2022 which are used to meet collateral requirements for borrowings from the State of California and local agencies.

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $20 million. The loan agreement matures in February 2023, with an option to extend the maturity date subject to certain conditions, and bears interest at Prime rate, plus 50 basis points (0.50%). FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in FFB. We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. As of June 30, 2022, and December 31, 2021, FFI was in compliance with the covenants on this loan agreement.

The Bank also has $245 million available borrowing capacity through unsecured fed funds lines, ranging in size from $20 million to $100 million, with five other financial institutions, and a $133 million secured line with the Federal Reserve Bank, secured by single family loans. None of these lines had outstanding borrowings as June 30, 2022. Combined, the Bank’s unused lines of credit as of June 30, 2022, and December 31, 2021, were $3.2 billion and $3.1 billion, respectively. The average balance of overnight borrowings during the first six months of 2022 was $3.4 million, as compared to $1 million during all of 2021.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 - UNAUDITED

NOTE 10: EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock that would then share in earnings. The following table sets forth the Company’s unaudited earnings per share calculations for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended		Three Months Ended
	June 30, 2022		June 30, 2021
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted
Net income	$33,316	$33,316	$26,054	$26,054
Basic common shares outstanding	56,471,470	56,471,470	44,792,358	44,792,358
Effect of options, restricted stock and contingent shares issuable		48,199		309,600
Diluted common shares outstanding		56,519,669		45,101,958
Earnings per share	$0.59	$0.59	$0.58	$0.58

Based on a weighted average basis, restricted stock units to purchase 6,820 shares of common stock were excluded for the three months ended June 30, 2021, because their effect would have been anti-dilutive.

	Six Months Ended		Six Months Ended
	June 30, 2022		June 30, 2021
(dollars in thousands, except share and per share amounts)	Basic	Diluted	Basic	Diluted
Net income	$64,152	$64,152	$48,409	$48,409
Basic common shares outstanding	56,468,678	56,468,678	44,750,272	44,750,272
Effect of options, restricted stock and contingent shares issuable		74,814		307,058
Diluted common shares outstanding		56,543,492		45,057,330
Earnings per share	$1.14	$1.13	$1.08	$1.07

Based on a weighted average basis, restricted stock units to purchase 62,267 shares of common stock were excluded for the six months ended June 30, 2021, because their effect would have been anti-dilutive.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 - UNAUDITED

NOTE 11: SEGMENT REPORTING

For the three and six months ended June 30, 2022 and 2021, the Company had two reportable business segments: Banking (FFB and FFIS, Blue Moon, and FFPF) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled “Other”. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Three Months Ended June 30, 2022:
Interest income	$89,971	$—	$—	$89,971
Interest expense	6,476	—	1,690	8,166
Net interest income	83,495	—	(1,690)	81,805
Provision for credit losses	173	—	—	173
Noninterest income	5,857	7,980	(437)	13,400
Noninterest expense	42,032	6,189	584	48,805
Income (loss) before taxes on income	$47,147	$1,791	$(2,711)	$46,227

Three Months Ended June 30, 2021:
Interest income	$61,403	$—	$—	$61,403
Interest expense	3,387	—	106	3,493
Net interest income	58,016	—	(106)	57,910
Provision for credit losses	44	—	—	44
Noninterest income	7,199	7,240	(404)	14,035
Noninterest expense	28,868	5,372	1,377	35,617
Income (loss) before taxes on income	$36,303	$1,868	$(1,887)	$36,284

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Six Months Ended June 30, 2022:
Interest income	$169,115	$—	$—	$169,115
Interest expense	9,889	—	2,927	12,816
Net interest income	159,226	—	(2,927)	156,299
Provision for credit losses	(619)	—	—	(619)
Noninterest income	13,388	16,325	(886)	28,827
Noninterest expense	82,133	12,833	1,457	96,423
Income (loss) before taxes on income	$91,100	$3,492	$(5,270)	$89,322

Six Months Ended June 30, 2021:
Interest income	$120,541	$—	$—	$120,541
Interest expense	8,235	—	167	8,402
Net interest income	112,306	—	(167)	112,139
Provision for credit losses	404	—	—	404
Noninterest income	12,508	14,163	(728)	25,943
Noninterest expense	57,447	11,103	1,578	70,128
Income (loss) before taxes on income	$66,963	$3,060	$(2,473)	$67,550

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2022 - UNAUDITED

NOTE 12: SUBSEQUENT EVENTS

Cash Dividend

On July 25, 2022, the Board of Directors of the Company declared a quarterly cash dividend of $0.11 per common share to be paid on August 16, 2022 to stockholders of record as of the close of business on August 6, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the three and six months ended June 30, 2022 as compared to our results of operations in the three and six months ended June 30, 2021; and our financial condition at June 30, 2022 as compared to our financial condition at December 31, 2021. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2021, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (our “2021 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022.

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

Allowance for Credit Losses - Loans. Our ACL for loans is established through a provision for credit losses charged to expense and may be reduced by a recapture of previously established loss reserves, which are also reflected in the statement of income. Loans are charged against the ACL when management believes that collectability of the principal is unlikely. The ACL for loans is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible based on an evaluation of the collectability of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the borrower’s ability to pay. While we use the best information available to make this evaluation, future adjustments to our ACL may be necessary if there are significant changes in economic or other conditions that can affect the collectability in full of loans and investments in our loan or investment portfolios.

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

Overview and Recent Developments

Our results of operations for the first six months of 2022 include:

●	Total loans, including loans held for sale, increased $2 billion in the six months ended June 30, 2022 as a result of $3.4 billion of originations, which was partially offset by payoffs or scheduled payments of $1.4 billion.
●	During the six months ended June 30, 2022, total deposits increased by $727 million and total revenues (net interest income and noninterest income) increased by 34% when compared to the six months ended June 30, 2021.

Results of Operations

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, gains on sales of loans, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of assets under management (“AUM”). Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 57% and 78%, respectively, of the total noninterest expense for Banking and Wealth Management in the six months ended June 30, 2022.

The following table shows key operating results for each of our business segments for the three months ended June 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2022:
Interest income	$89,971	$—	$—	$89,971
Interest expense	6,476	—	1,690	8,166
Net interest income	83,495	—	(1,690)	81,805
Provision for credit losses	173	—	—	173
Noninterest income	5,857	7,980	(437)	13,400
Noninterest expense	42,032	6,189	584	48,805
Income (loss) before taxes on income	$47,147	$1,791	$(2,711)	$46,227

2021:
Interest income	$61,403	$—	$—	$61,403
Interest expense	3,387	—	106	3,493
Net interest income	58,016	—	(106)	57,910
Provision for credit losses	44	—	—	44
Noninterest income	7,199	7,240	(404)	14,035
Noninterest expense	28,868	5,372	1,377	35,617
Income (loss) before taxes on income	$36,303	$1,868	$(1,887)	$36,284

General. Our net income and income before taxes in the three months ended June 30, 2022 were $33.3 million and $46.2 million, respectively, as compared to $26.1 million and $36.3 million, respectively, in the three months ended June 30, 2021. The $9.9 million increase in income before taxes was the result of a $10.8 million increase in income before taxes for Banking, which was partially offset by a $0.1 million decrease in Wealth Management and a $0.8 million increase in corporate expenses. The increase in Banking was due to higher net interest income, which was partially offset by an increase in noninterest expenses. The decrease in Wealth Management was due to higher noninterest expenses, which was partially offset by an increase in noninterest income. The increase in corporate expenses was due primarily to an increase in interest expense from subordinated debt acquired in the TGRF acquisition and the $150 million of subordinated notes issued by the Company in the first quarter of 2022.

The following table shows key operating results for each of our business segments for the six months ended June 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2022:
Interest income	$169,115	$—	$—	$169,115
Interest expense	9,889	—	2,927	12,816
Net interest income	159,226	—	(2,927)	156,299
Provision for credit losses	(619)	—	—	(619)
Noninterest income	13,388	16,325	(886)	28,827
Noninterest expense	82,133	12,833	1,457	96,423
Income (loss) before taxes on income	$91,100	$3,492	$(5,270)	$89,322

2021:
Interest income	$120,541	$—	$—	$120,541
Interest expense	8,235	—	167	8,402
Net interest income	112,306	—	(167)	112,139
Provision for credit losses	404	—	—	404
Noninterest income	12,508	14,163	(728)	25,943
Noninterest expense	57,447	11,103	1,578	70,128
Income (loss) before taxes on income	$66,963	$3,060	$(2,473)	$67,550

General. Our net income and income before taxes in the six months ended June 30, 2022 were $64.2 million and $89.3 million, respectively, as compared to $48.4 million and $67.6 million, respectively, in the six months ended June 30, 2021. The $21.7 million increase in income before taxes was the result of a $24.1 million increase in income before taxes for Banking and a $0.4 million increase in income before taxes for Wealth Management, which was partially offset by a $2.8 million increase in corporate expenses. The increase in Banking was due to higher net interest income, higher noninterest income, and lower provision for credit losses. The increase in Wealth Management was due to higher noninterest income. The increase in corporate expenses was due primarily to an increase in interest expense from subordinated debt acquired in the TGRF acquisition and the $150 million of subordinated notes issued by the Company in the first quarter of 2022.

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

	Three Months Ended June 30:
	2022			2021
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$8,497,504	$82,032	3.86%	$5,780,494	$55,979	3.88%
Securities AFS	267,634	2,006	3.00%	741,967	4,927	2.66%
Securities HTM	949,893	4,615	1.94%	—	—	—%
FHLB stock, fed funds, and deposits	569,002	1,318	0.93%	727,053	497	0.27%
Total interest-earning assets	10,284,033	89,971	3.50%	7,249,514	61,403	3.39%
Noninterest-earning assets:
Nonperforming assets	10,459			16,500
Other	437,320			193,334
Total assets	$10,731,812			$7,459,348
Interest-bearing liabilities:
Demand deposits	$2,461,369	$2,870	0.47%	$940,133	$556	0.24%
Money market and savings	2,643,388	2,700	0.41%	2,271,899	2,137	0.38%
Certificates of deposit	646,527	770	0.48%	720,326	694	0.39%
Total interest-bearing deposits	5,751,284	6,340	0.44%	3,932,358	3,387	0.35%
Borrowings	327,212	1,826	2.27%	12,980	106	3.26%
Total interest-bearing liabilities	6,078,496	8,166	0.54%	3,945,338	3,493	0.35%
Noninterest-bearing liabilities:
Demand deposits	3,479,847			2,751,013
Other liabilities	85,649			42,761
Total liabilities	9,643,992			6,739,112
Shareholders’ equity	1,087,820			720,236
Total liabilities and equity	$10,731,812			$7,459,348
Net Interest Income		$81,805			$57,910
Net Interest Rate Spread			2.96%			3.04%
Net Interest Margin			3.18%			3.20%

	Six Months Ended June 30:
	2022			2021
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$8,015,946	$154,059	3.85%	$5,583,216	$109,510	3.93%
Securities AFS	572,754	6,949	2.43%	757,002	10,133	2.68%
Securities HTM	634,994	6,032	1.90%	—	—	—%
FHLB stock, fed funds and deposits	889,110	2,075	0.47%	720,750	898	0.25%
Total interest-earning assets	10,112,804	169,115	3.35%	7,060,968	120,541	3.42%
Noninterest-earning assets:
Nonperforming assets	10,292			17,322
Other	443,265			191,498
Total assets	$10,566,361			$7,269,788
Interest-bearing liabilities:
Demand deposits	$2,410,633	$3,921	0.33%	$955,198	$1,430	0.30%
Money market and savings	2,627,287	4,572	0.35%	2,307,010	4,719	0.41%
Certificates of deposit	650,382	1,205	0.37%	790,298	1,861	0.47%
Total interest-bearing deposits	5,688,302	9,698	0.34%	4,052,506	8,010	0.40%
Borrowings	314,296	3,118	2.02%	108,999	392	0.73%
Total interest-bearing liabilities	6,002,598	12,816	0.43%	4,161,505	8,402	0.41%
Noninterest-bearing liabilities:
Demand deposits	3,397,948			2,343,141
Other liabilities	90,042			54,742
Total liabilities	9,490,588			6,559,388
Stockholders’ equity	1,075,773			710,400
Total liabilities and equity	$10,566,361			$7,269,788
Net Interest Income		$156,299			$112,139
Net Interest Rate Spread			2.92%			3.01%
Net Interest Margin			3.10%			3.18%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. Variances attributable to both rate and volume changes, calculated by multiplying the change in rates by the change in average balances, have been allocated to the rate variance. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the three and six months ended June 30, 2022, as compared to the three and six months ended June 30, 2021:

	Quarter Ended			Six Months Ended
	June 30, 2022 vs. 2021			June 30, 2022 vs. 2021
	Increase (Decrease) due to			Increase (Decrease) due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans	$26,217	$(164)	$26,053	$46,711	$(2,162)	$44,549
Securities AFS	(3,484)	563	(2,921)	(2,306)	(878)	(3,184)
Securities HTM	2,307	2,308	4,615	3,041	2,991	6,032
Cash, FHLB stock, fed funds and deposits	(135)	956	821	246	931	1,177
Total interest-earning assets	24,905	3,663	28,568	47,692	882	48,574
Interest paid on:
Demand deposits	1,439	875	2,314	2,357	134	2,491
Money market and savings	370	193	563	607	(754)	(147)
Certificates of deposit	(77)	153	76	(298)	(358)	(656)
Borrowings	1,762	(42)	1,720	1,389	1,337	2,726
Total interest-bearing liabilities	3,494	1,179	4,673	4,055	359	4,414
Net interest income	$21,411	$2,484	$23,895	$43,637	$523	$44,160

Net interest income increased 41%, from $57.9 million in the three months ended June 30, 2021, to $81.8 million in the three months ended June 30, 2022, due to a 42% increase in interest-earning assets. On a consolidated basis our net interest margin decreased from 3.20% in the three months ended June 30, 2021, to 3.18% in the three months ended June 30, 2022, due to an increase in the cost of interest-bearing liabilities, from 0.35% in the three months ended June 30, 2021, to 0.54% in the three months ended June 30, 2022, which was partially offset by an increase in yield on interest-earning assets, from 3.39% in the three months ended June 30, 2021, to 3.50% in the three months ended June 30, 2022. The increase in interest-earning assets was due to a 47% increase in average loans, from $5.8 billion in the three months ended June 30, 2021, to $8.5 billion in the three months ended June 30, 2022. The increase in the cost of interest-bearing liabilities was due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates, and an increase in borrowings. The average rate on interest-bearing deposits increased from 0.35% in the three months ended June 30, 2021, to 0.44% in the three months ended June 30, 2022, and the average balance increased from $3.9 billion in the three months ended June 30, 2021, to $5.8 billion in the three months ended June 30, 2022. The average balance outstanding on borrowings increased from $13 million in the three months ended June 30, 2021, to $327.2 million in the three months ended June 30, 2022. The increase in borrowings was due to the issuance of $150 million in subordinated notes in the first quarter of 2022, and the assumption of $165 million in repurchase agreements and $23 million in subordinated notes acquired from the TGRF acquisition in the fourth quarter of 2021. The average balance outstanding under the holding company subordinated debt was $173.3 million in the three months ended June 30, 2022.

Net interest income increased 39%, from $112.1 million in the six months ended June 30, 2021, to $156.3 million in the six months ended June 30, 2022, due primarily to a 43% increase in interest-earning assets. On a consolidated basis our net interest margin was 3.10% for the six months ended June 30, 2022, as compared to 3.18% in the six months ended June 30, 2021. This decrease was due to a decrease in the net interest rate spread, from 3.01% in the six months ended June 30, 2021, to 2.92% in the six months ended June 30, 2022. The decrease in the net interest rate spread was due to an increase in the cost of interest-bearing liabilities, from 0.41% in the six months ended June 30, 2021, to 0.43% in the six months ended June 30, 2022, and a decrease in yield on total interest-earning assets, from 3.42% in the six months ended June 30, 2021, to 3.35% in the six months ended June 30, 2022, which was offset partially by a 43.6% increase in average loans, from $5.6 billion in the six months ended June 30, 2021, to $8.0 billion in the six months ended June 30, 2022. The increase in the cost of interest-bearing liabilities was due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates, and an increase in borrowings. The average balance outstanding on borrowings increased from $109 million in the six months ended June 30, 2021, to $314.3 million in the six months ended June 30, 2022. The average balance outstanding under the holding company subordinated debt was $154.5 million in the six months ended June 30, 2022. The average balance outstanding under the holding company line of credit decreased from $9.1 million in the six months ended June 30, 2021, to $0.2 million in the six months ended June 30, 2022.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the estimated losses inherent in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. The provision for credit losses for the three months ended June 30, 2022 was $0.2 million and net chargeoffs of $0.6 million for the six months ended June 30, 2022, compared to provisions of $44,000 and $0.4 million, for the three and six months ended June 30, 2021, respectively. Net recoveries were $0.2 million for the three and six months ended June 30, 2022, as compared to net chargeoffs of $0.1 million and net recoveries of $0.1 million for the three and six months ended June 30, 2021, respectively. The decrease in the provision for credit losses for the six months ended June 30, 2022 was a result of the release of specific reserves related to purchase credit deteriorated (“PCD”) loans from prior acquisitions.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, and gains and losses from capital market activities and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the three and six months ended June 30, 2022 and 2021:

(dollars in thousands)	2022	2021
Three Months Ended June 30:
Trust fees	$2,149	$1,763
Loan related fees	2,071	1,324
Deposit charges	665	397
Gain on sale of loans	—	3,324
Consulting fees	100	100
Other	872	291
Total noninterest income	$5,857	$7,199

Six Months Ended June 30:
Trust fees	$4,257	$3,431
Loan related fees	4,633	4,268
Deposit charges	1,309	776
Gain on sale leaseback	1,123	—
Gain on sale of loans	—	3,324
Consulting fees	195	201
Other	1,871	508
Total noninterest income	$13,388	$12,508

Noninterest income for Banking decreased in the three months ended June 30, 2022, by $1.3 million due to a $3.3 million gain on sale of loans in the three months ended June 30, 2021, offset partially by increases in trust and loan related fees. Noninterest income for Banking increased by $0.9 million in the six months ended June 30, 2022, due to a $1.1 million gain on a sale leaseback transaction, a $0.4 million increase in loan related fees, $0.8 million increase in trust fees, and a $0.5 million increase in deposit charges, offset partially by the gain on sale of loans in the six months ended June 30, 3021. The increase in trust fees was due primarily to higher levels of billable assets under advisement (“AUA”). The increase in loan fees was primarily due to higher prepayment fees and higher servicing fees. The increase in deposit charges was due to higher levels of deposits.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the three and six months ended June 30, 2022 and 2021:

(dollars in thousands)	2022	2021
Three Months Ended June 30:
Noninterest income	$7,980	$7,240

Six Months Ended June 30:
Noninterest income	$16,325	$14,163

Noninterest income for Wealth Management increased by $0.7 million and $2.2 million in the three and six months ended June 30, 2022 when compared to the corresponding periods in 2021, due primarily to higher levels of billable AUM in the quarter and six months ended June 30, 2022.

The following table summarizes the activity in our AUM for the periods indicated:

		Existing account
	Beginning	Additions/	New
(dollars in thousands)	Balance	Withdrawals	Accounts	Terminations	Performance	Ending balance
Three Months Ended June 30, 2022:
Fixed income	$1,275,399	$13,546	$47,149	$(6,503)	$(73,712)	$1,255,879
Equities	3,097,277	(76,582)	32,949	(23,635)	(555,498)	2,474,511
Cash and other	1,083,066	33,496	19,543	(19,101)	(25,615)	1,091,389
Total	$5,455,742	$(29,540)	$99,641	$(49,239)	$(654,825)	$4,821,779

Six Months Ended June 30, 2022:
Fixed income	$1,303,760	$35,549	$91,189	$(18,128)	$(156,491)	$1,255,879
Equities	3,330,639	(41,446)	79,135	(53,086)	(840,731)	2,474,511
Cash and other	1,046,206	20,353	52,518	(34,639)	6,951	1,091,389
Total	$5,680,605	$14,456	$222,842	$(105,853)	$(990,271)	$4,821,779

Year Ended December 31, 2021:
Fixed income	$1,474,479	$(195,117)	$71,181	$(45,818)	$(965)	$1,303,760
Equities	2,451,056	448,338	200,073	(156,809)	387,981	3,330,639
Cash and other	1,001,256	(209,727)	146,701	(84,213)	192,189	1,046,206
Total	$4,926,791	$43,494	$417,955	$(286,840)	$579,205	$5,680,605

The $859 million decrease in AUM during the six months ended June 30, 2022, was the net result of $223 million of new accounts, $990 million of portfolio losses, and terminations and net withdrawals of $91 million.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2022	2021	2022	2021
Three Months Ended June 30:
Compensation and benefits	$22,567	$15,835	$4,801	$4,130
Occupancy and depreciation	8,356	5,268	458	442
Professional services and marketing	2,237	2,296	730	677
Customer service costs	4,611	2,353	—	—
Other expenses	4,261	3,116	200	123
Total noninterest expense	$42,032	$28,868	$6,189	$5,372

Six Months Ended June 30:
Compensation and benefits	$46,843	$32,658	$10,013	$8,577
Occupancy and depreciation	16,469	10,907	912	963
Professional services and marketing	4,580	4,067	1,545	1,316
Customer service costs	6,399	4,123	—	—
Other expenses	7,842	5,692	363	247
Total noninterest expense	$82,133	$57,447	$12,833	$11,103

Noninterest expense for Banking increased from $28.9 million in the three months ended June 30, 2021, to $42.0 million in the three months ended June 30, 2022, primarily due to higher compensation and benefits, occupancy and depreciation, customer service costs, and other expenses. Compensation and benefits were $6.7 million higher in the three months ended June 30, 2022, due to increases in FTE. The FTE for Banking increased to 661.2 in the three months ended June 30, 2022, from 458.3 in the three months ended June 30, 2021, due to increased staffing related to additional personnel from the TGRF acquisition, and to support the growth in loans and deposits. The $3.1 million increase in occupancy and depreciation expenses for Banking in the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was due to the TGRF acquisition and increases in higher core processing costs related to higher volumes and services. The $2.3 million increase in customer service costs for Banking in the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, was due to higher earnings credits paid on increases in deposit balances. The $1.1 million increase in other expenses for Banking in the three months ended June 30, 2022, as compared to the three months ended June 30, 2021, were due to additional activities related to the acquisitions, primarily amortization of core deposit intangibles and FDIC insurance. Noninterest expenses for Wealth Management increased by $0.8 million in the second quarter of 2022 when compared to the second quarter of 2021 due to higher compensation and benefits expenses.

Noninterest expense for Banking increased from $57.4 million in the six months ended June 30, 2021, to $82.1 million in the six months ended June 30, 2022, primarily due to higher compensation and benefits, occupancy and depreciation, and customer service costs. Compensation and benefits for Banking increased from $32.7 million in the six months ended June 30, 2021, to $46.8 million in the six months ended June 30, 2022, due to increases in FTE. The FTE for Banking increased to 642.4 in the six months ended June 30, 2022, from 450.2 in the six months ended June 30, 2021, due to increased staffing related to additional personnel from the TGRF acquisition, and to support the growth in loans and deposits. The $5.6 million increase in occupancy and depreciation expenses for Banking in the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was due to the TGRF acquisition and increases in higher core processing costs related to higher volumes and services. The $2.3 million increase in customer service costs for Banking in the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, was due to higher earnings credits paid on increases in deposit balances. The $2.2 million increase in other expenses for Banking in the six months ended June 30, 2022, as compared to the six months ended June 30, 2021, were due to additional activities related to the acquisitions, primarily amortization of core deposit intangibles and FDIC insurance. Noninterest expenses for Wealth Management increased by $1.7 million in the six months ended June 30, 2022, when compared to the six months ended June 30, 2021, primarily due to an increase in compensation and benefits expenses.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
June 30, 2022:
Cash and cash equivalents	$173,026	$14,089	$(13,591)	$173,524
Securities AFS, net	240,270	—	—	240,270
Securities HTM	930,562	—	—	930,562
Loans held for sale	485,296	—	—	485,296
Loans, net	8,905,676	—	—	8,905,676
Premises and equipment	36,724	300	136	37,160
Investment in FHLB stock	17,250	—	—	17,250
Deferred taxes	19,410	87	1,974	21,471
REO	6,210	—	—	6,210
Goodwill and intangibles	222,749	—	—	222,749
Other assets	186,585	432	22,055	209,072
Total assets	$11,223,758	$14,908	$10,574	$11,249,240

Deposits	$9,597,680	$—	$(58,936)	$9,538,744
Borrowings	320,423	—	173,305	493,728
Intercompany balances	5,472	647	(6,119)	—
Other liabilities	98,690	3,749	11,420	113,859
Shareholders’ equity	1,201,493	10,512	(109,096)	1,102,909
Total liabilities and equity	$11,223,758	$14,908	$10,574	$11,249,240

December 31, 2021:
Cash and cash equivalents	$1,121,089	$3,195	$(2,527)	$1,121,757
Securities AFS, net	1,191,378	—	—	1,191,378
Loans held for sale	501,436	—	—	501,436
Loans, net	6,872,952	—	—	6,872,952
Premises and equipment	37,373	411	136	37,920
Investment in FHLB stock	18,249	—	—	18,249
Deferred taxes	20,745	138	(48)	20,835
REO	6,210	—	—	6,210
Goodwill and intangibles	222,125	—	—	222,125
Other assets	179,385	365	23,592	203,342
Total assets	$10,170,942	$4,109	$21,153	$10,196,204

Deposits	$8,836,250	$—	$(24,290)	$8,811,960
Borrowings	165,930	—	44,197	210,127
Intercompany balances	4,605	(8,204)	3,599	—
Other liabilities	92,500	4,381	13,185	110,066
Shareholders’ equity	1,071,657	7,932	(15,538)	1,064,051
Total liabilities and equity	$10,170,942	$4,109	$21,153	$10,196,204

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations, as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the six months ended June 30, 2022, total assets increased by $1.1 billion, primarily due to an increase in loans. During the six months ended June 30, 2022, securities decreased by $20 million primarily due to paydowns of mortgage backed securities and corporate bonds. Loans and loans held for sale increased $2.0 billion in the six months ended June 30, 2022, primarily as a result of $3.4 billion of originations, which was partially offset by payoffs or scheduled payments of $1.4 billion. The $727 million growth in deposits during the six months ended June 30, 2022, included increases in commercial deposits of $787 million, $297 million in corporate deposits, and $94 million in digital channel deposits, offset by a decrease in branch deposits of $451 million. Borrowings increased by $284 million during the six months ended June 30, 2022, primarily due an increase of $148 million in subordinated debt, $149 million increase in overnight borrowings due to increased loan volume, and an increase of $6 million in repurchase agreements, offset partially by the $18.5 million paydown on FFI’s credit line.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, decreased by $948 million during the six months ended June 30, 2022. Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
June 30, 2022:
Collateralized mortgage obligations	$10,941	$—	$(936)	$—	$10,005
Agency mortgage-backed securities	9,530	—	(530)	—	9,000
Municipal bonds	50,567	—	(3,733)	—	46,834
SBA securities	23,039	69	(3)	—	23,105
Beneficial interests in FHLMC securitization	20,015	201	—	(11,226)	8,990
Corporate bonds	147,635	191	(6,327)	—	141,499
U.S. Treasury	897	—	(60)	—	837
Total	$262,624	$461	$(11,589)	$(11,226)	$240,270

December 31, 2021:
Collateralized mortgage obligations	$13,862	$—	$(37)	$—	$13,825
Agency mortgage-backed securities	928,546	6,563	(6,120)	—	928,989
Municipal bonds	52,052	94	—	—	52,146
SBA securities	27,970	2	—	—	27,972
Beneficial interest in FHLMC securitization	21,606	373	—	(10,399)	11,580
Corporate bonds	154,027	2,441	(92)	—	156,376
U.S. Treasury	499	—	(9)	—	490
Total	$1,198,562	$9,473	$(6,258)	$(10,399)	$1,191,378

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

Excluding allowance for credit losses, the decrease in AFS securities in the first six months of 2022 was due primarily to the $917 million transfer of agency mortgage-backed securities to held-to-maturity.

Securities held to maturity. The following table provides a summary of the Company’s HTM securities portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
June 30, 2022:
Agency mortgage-backed securities	$930,562	$—	$(70,926)	$—	$859,636
Total	$930,562	$—	$(70,926)	$—	$859,636

There were no securities HTM as of December 31, 2021.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yield is as follows, as of June 30, 2022:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$740	$10,201	$10,941
Agency mortgage-backed securities	—	4,120	3,714	1,696	9,530
Municipal bonds	304	5,176	35,374	9,713	50,567
SBA securities	55	1,836	1,507	19,641	23,039
Beneficial interests in FHLMC securitization	—	10,546	—	9,469	20,015
Corporate bonds	6,018	10,412	125,671	5,534	147,635
U.S. Treasury	—	897	—	—	897
Total	$6,377	$32,987	$167,006	$56,254	$262,624
Weighted average yield	1.97%	1.98%	3.48%	2.00%	2.94%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$687	$9,318	$10,005
Agency mortgage-backed securities	—	3,969	3,460	1,571	9,000
Municipal bonds	301	4,839	33,370	8,324	46,834
SBA securities	55	1,833	1,510	19,707	23,105
Beneficial interests in FHLMC securitization	—	10,546	—	9,670	20,216
Corporate bonds	5,985	9,877	120,654	4,983	141,499
U.S. Treasury	—	837	—	—	837
Total	$6,341	$31,901	$159,681	$53,573	$251,496

The scheduled maturities of securities HTM, and the related weighted average yield is as follows, as of June 30, 2022:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
June 30, 2022
Amortized Cost:
Agency mortgage-backed securities	$—	$131	$19,227	$911,204	$930,562
Total	$—	$131	$19,227	$911,204	$930,562
Weighted average yield	—%	0.28%	1.05%	1.72%	1.70%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$123	$17,937	$841,576	$859,636
Total	$—	$123	$17,937	$841,576	$859,636

Loans. The following table sets forth our loans, by loan category, as of:

	June 30,	December 31,
(dollars in thousands)	2022	2021
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$3,953,717	$2,886,055
Single family	958,348	933,445
Total real estate loans secured by residential properties	4,912,065	3,819,500
Commercial properties	1,237,664	1,309,200
Land and construction	170,887	156,028
Total real estate loans	6,320,616	5,284,728
Commercial and industrial loans	2,593,948	1,598,422
Consumer loans	10,845	10,834
Total loans	8,925,409	6,893,984
Premiums, discounts and deferred fees and expenses	13,432	12,744
Total	$8,938,841	$6,906,728

Loans and loans held for sale increased by $2.0 billion during six months ended June 30, 2022 primarily as a result of $3.4 billion of originations, which was partially offset by payoffs or scheduled payments of $1.4 billion.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	June 30, 2022		December 31, 2021
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$3,587,375	—	$3,280,455	—
Interest-bearing	2,425,847	0.930%	2,242,684	0.070%
Money market and savings	2,869,719	0.643%	2,620,336	0.275%
Certificates of deposits	655,803	0.581%	668,485	0.145%
Total	$9,538,744	0.470%	$8,811,960	0.111%

During the six months ended June 30, 2022, our deposit rates moved in a manner consistent with overall deposit market rates. The weighted average rate of our interest-bearing deposits increased from 0.18% at December 31, 2021, to 0.75% at June 30, 2022 due to increased costs of interest-bearing deposits, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits increased from 0.15% at December 31, 2021 to 0.47% at June 30, 2022. The financial impact of the increase in noninterest-bearing deposits is reflected in customer service costs, which are included in noninterest expenses.

The maturities of our certificates of deposit of $100,000 or more were as follows as of June 30, 2022:

(dollars in thousands)
3 months or less	$379,579
Over 3 months through 6 months	72,863
Over 6 months through 12 months	80,279
Over 12 months	55,509
Total	$588,230

From time to time, the Bank will utilize brokered deposits as a source of funding. As of June 30, 2022, the Bank held $90 million of deposits, which are classified as brokered deposits.

Borrowings. As of June 30, 2022, our borrowings consisted of $149 million in an overnight FHLB advance at the Bank, $174 million in subordinated notes at the holding company, and $171 million of repurchase agreements at the Bank. As of December 31, 2021, our borrowings consisted of $26 million in subordinated notes at the holding company, $166 million of repurchase agreements at the Bank, and $18.5 million of borrowings under a holding company line of credit. The FHLB overnight advance outstanding as of June 30, 2022, was paid in full in the early part of July 2022 and bore an interest rate of 1.66%. As of June 30, 2022, $150 million of the subordinated notes are fixed-to-floating rate notes that mature in February 2032. The notes will initially bear a rate of 3.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2022 until February 1, 2027. From and including February 1, 2027 to, but excluding February 1, 2032, or the date of earlier redemption, the notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be Three-Month Term Secured Overnight Financing Rate, or “SOFR”), each as defined in and subject to the provisions of the indenture under which the notes were issued, plus 204 basis points (2.04%), payable quarterly in arrears on February 1, May 1, August 1, and November 1 of each year, commencing on May 1, 2027. $24 million of the subordinated notes mature in June 2030 and bear a fixed interest rate of 6.0%, until June 30, 2025, at which time they will convert to a floating rate based on three month SOFR, plus 590 basis points (5.90%), until maturity. The maximum amount of borrowings at the Bank outstanding at any month-end during the six months ended June 30, 2022, and during all of 2021, were $320 million and $255 million, respectively.

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

			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
June 30, 2022:
Real estate loans:
Residential properties	$480	$—	$—	$3,154	$3,634	$4,924,740	$4,928,374
Commercial properties	1,932	343	2,877	4,246	9,398	1,226,767	1,236,165
Land and construction	—	—	—	—	—	169,722	169,722
Commercial and industrial loans	823	2,064	—	3,684	6,571	2,587,155	2,593,726
Consumer loans	170	—	—	—	170	10,684	10,854
Total	$3,405	$2,407	$2,877	$11,084	$19,773	$8,919,068	$8,938,841
Percentage of total loans	0.04%	0.03%	0.03%	0.12%	0.22%

December 31, 2021:
Real estate loans:
Residential properties	$1,519	$310	$—	$3,281	$5,110	$3,827,385	$3,832,495
Commercial properties	2,934	—	—	1,529	4,463	1,305,112	1,309,575
Land and construction	—	—	—	—	—	155,926	155,926
Commercial and industrial loans	303	260	—	3,520	4,083	1,593,782	1,597,865
Consumer loans	—	—	—	—	—	10,867	10,867
Total	$4,756	$570	$—	$8,330	$13,656	$6,893,072	$6,906,728
Percentage of total loans	0.07%	0.01%	—%	0.12%	0.20%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
June 30, 2022
Real estate loans:
Residential properties	$—	$3,154
Commercial properties	—	4,246
Commercial and industrial loans	1,835	1,849
Total	$1,835	$9,249

December 31, 2021
Real estate loans:
Residential properties	$—	$3,281
Commercial properties	—	1,529
Commercial and industrial loans	1,733	1,787
Total	$1,733	$6,597

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	June 30, 2022			December 31, 2021
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential loans	$—	$—	$—	$1,200	$—	$1,200
Commercial real estate loans	976	1,121	2,097	1,021	1,174	2,195
Commercial and industrial loans	102	1,630	1,732	493	2,030	2,523
Total	$1,078	$2,751	$3,829	$2,714	$3,204	$5,918

These loans were classified as a TDR as a result of a reduction in required principal payments, reductions in rates and/or an extension of the maturity date of the loans.

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans for the periods indicated:

			Allowance
	Beginning	Provision for	on Acquired			Ending
(dollars in thousands)	Balance	Credit Losses	PCD Loans	Charge-offs	Recoveries	Balance
Three months ended June 30, 2022:
Real estate loans:
Residential properties	$3,198	$1,248	$—	$—	$—	$4,446
Commercial properties	15,636	(2,922)	—	—	—	12,714
Land and construction	1,768	(308)	—	—	—	1,460
Commercial and industrial loans	12,130	2,187	—	—	164	14,481
Consumer loans	90	(26)	—	—	—	64
Total	$32,822	$179	$—	$—	$164	$33,165

Six months ended June 30, 2022:
Real estate loans:
Residential properties	$2,637	$1,809	$—	$—	$—	$4,446
Commercial properties	17,049	(4,335)	—	—	—	12,714
Land and construction	1,995	(535)	—	—	—	1,460
Commercial and industrial loans	11,992	2,336	—	(145)	298	14,481
Consumer loans	103	(39)	—	—	—	64
Total	$33,776	$(764)	$—	$(145)	$298	$33,165

Year ended December 31, 2021:
Real estate loans:
Residential properties	$5,115	$(1,453)	$93	$(1,118)	$—	$2,637
Commercial properties	8,711	774	7,564	—	—	17,049
Land and construction	892	1,051	52	—	—	1,995
Commercial and industrial loans	9,249	614	1,836	(706)	999	11,992
Consumer loans	233	(130)	—	—	—	103
Total	$24,200	$856	$9,545	$(1,824)	$999	$33,776

Our ACL related to loans represented 0.37% and 0.49% of total loans outstanding as of June 30, 2022, and December 31, 2021, respectively. The decrease in the ACL is primarily due to adjustments in impairment assumptions.

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

The following table presents the balance in the ACL and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total

June 30, 2022:
Allowance for credit losses:
Real estate loans:
Residential properties	$79	$4,367	$4,446
Commercial properties	5,170	7,544	12,714
Land and construction	—	1,460	1,460
Commercial and industrial loans	2,225	12,256	14,481
Consumer loans	—	64	64
Total	$7,474	$25,691	$33,165
Loans:
Real estate loans:
Residential properties	$8,376	$4,919,998	$4,928,374
Commercial properties	40,646	1,195,519	1,236,165
Land and construction	—	169,722	169,722
Commercial and industrial loans	8,108	2,585,618	2,593,726
Consumer loans	—	10,854	10,854
Total	$57,130	$8,881,711	$8,938,841

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total
December 31, 2021:
Allowance for credit losses:
Real estate loans:
Residential properties	$111	$2,526	$2,637
Commercial properties	7,967	9,082	17,049
Land and construction	52	1,943	1,995
Commercial and industrial loans	2,386	9,606	11,992
Consumer loans	—	103	103
Total	$10,516	$23,260	$33,776
Loans:
Real estate loans:
Residential properties	$9,593	$3,822,902	$3,832,495
Commercial properties	41,313	1,268,262	1,309,575
Land and construction	694	155,232	155,926
Commercial and industrial loans	9,963	1,587,902	1,597,865
Consumer loans	—	10,867	10,867
Total	$61,563	$6,845,165	$6,906,728

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of FFI common stock. The remaining balances of the Company’s lines of credit available to draw down totaled $3.2 billion at June 30, 2022.

Cash Flows Provided by Operating Activities. During the six months ended June 30, 2022, operating activities provided net cash of $70 million, primarily due to net income of $64 million and a $5 million increase in accounts payable and other liabilities. During the six months ended June 30, 2021, operating activities provided net cash of $41 million, primarily due to net income of $48 million, offset partially by $3 million in gains on sales of loans.

Cash Flows Used in Investing Activities. During the six months ended June 30, 2022, investing activities used net cash of $2 billion, primarily due to a $2 billion net increase in loans and $172 million of securities purchases, offset partially by $175 million in cash received in principal collection and maturities of securities. During the six months ended June 30, 2021, investing activities used net cash of $637 million, primarily due to an $841 million net increase in loans and $83 million of securities purchases, offset partially by $144 million in cash received in principal collection and maturities of securities, and $142 million in proceeds from sales of loans.

Cash Flows Provided by Financing Activities. During the six months ended June 30, 2022, financing activities provided net cash of $993 million, consisting primarily of a net increase of $727 million in deposits, a $149 million increase in FHLB advances, and a $148 million increase in subordinated debt, offset partially by $12 million in dividends paid and a $19 million decrease in other borrowings. During the six months ended June 30, 2021, financing activities provided net cash of $936 million, consisting primarily of a net increase of $1.19 billion in deposits and $6 million in proceeds from a holding company line of credit, offset partially by a $255 million decrease in FHLB advances and $8 million in dividends paid.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2022 and December 31, 2021, the loan-to-deposit ratios at FFB were 99% and 84%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of June 30, 2022:

(dollars in thousands)
Commitments to fund new loans	$144,273
Commitments to fund under existing loans, lines of credit	1,281,157
Commitments under standby letters of credit	24,780

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of

June 30, 2022, FFB was obligated on $315 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $300 million of deposits from the State of California.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
June 30, 2022:
CET1 capital ratio	$896,004	9.92%	$406,358	4.50%
Tier 1 leverage ratio	896,004	8.50%	421,597	4.00%
Tier 1 risk-based capital ratio	896,004	9.92%	541,811	6.00%
Total risk-based capital ratio	1,110,094	12.29%	722,414	8.00%

December 31, 2021:
CET1 capital ratio	$846,515	11.34%	$335,801	4.50%
Tier 1 leverage ratio	846,515	8.43%	401,645	4.00%
Tier 1 risk-based capital ratio	846,515	11.34%	447,735	6.00%
Total risk-based capital ratio	887,821	11.90%	596,980	8.00%

FFB
June 30, 2022:
CET1 capital ratio	$994,563	11.05%	$405,065	4.50%	$585,093	6.50%
Tier 1 leverage ratio	994,563	8.81%	451,478	4.00%	564,348	5.00%
Tier 1 risk-based capital ratio	994,563	11.05%	540,086	6.00%	720,115	8.00%
Total risk-based capital ratio	1,035,348	11.50%	720,115	8.00%	900,144	10.00%

December 31, 2021:
CET1 capital ratio	$854,075	11.49%	$334,608	4.50%	$483,323	6.50%
Tier 1 leverage ratio	854,075	8.53%	400,616	4.00%	500,770	5.00%
Tier 1 risk-based capital ratio	854,075	11.49%	446,144	6.00%	594,859	8.00%
Total risk-based capital ratio	895,381	12.04%	594,859	8.00%	743,574	10.00%

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

As of June 30, 2022, FFI had $65.6 million of available liquidity as well as a revolving line of credit and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

As of June 30, 2022, the amount of capital at FFB in excess of amounts required to be well capitalized for purposes of the prompt corrective action regulations was $409 million for the CET1 capital ratio, $430 million for the Tier 1 Leverage Ratio, $274 million for the Tier 1 risk-based capital ratio and $135 million for the Total risk-based capital ratio.

The Company paid $12.4 million in cash dividends ($0.11 per common share) and purchased $2.5 million of our common stock in the first six months of 2022. It is our current intention to continue to pay quarterly dividends. The amount and declaration of future cash dividends and stock repurchases are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. We paid $16.1 million in dividends ($0.36 per share) in 2021.

We had no material commitments for capital expenditures as of June 30, 2022. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2022, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, which we filed with the SEC on February 28, 2022.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company adopted a stock repurchase program on April 26, 2022, pursuant to which the Company may repurchase up to $75 million of its common stock.  This stock repurchase program, which has no stated expiration date, replaced and superseded the stock repurchase program approved by the Board of Directors on October 30, 2018, which had authorized the Company to repurchase up to 2,200,000 shares of its common stock.  The following table provides information relating to the Company’s purchases of shares of its common stock during the second quarter of 2022:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value of Shares That
	of Shares	Price Paid Per	as Part of Publicly	May Yet Be Purchased
Purchase Dates	Purchased	Share	Announced Program	Under the Program
April 1 to April 30, 2022	-	$-	-	$75,000,000
May 1 to May 31, 2022	54,742	21.19	54,742	73,839,900
June 1 to June 30, 2022	62,256	20.83	62,256	72,542,900
Total	116,998		116,998

ITEM 6.EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2022).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

31.1(1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: August 8, 2022	By:	/s/ KEVIN L. THOMPSON
Kevin L. Thompson
Executive Vice President and Chief Financial Officer

S-1