Form 10-Q
period 2022-09-30
First Foundation Inc.
filed 2022-11-08
CIK 1413837

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 2, 2022, the registrant had 56,387,671 shares of common stock, $0.001 par value per share, outstanding.

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2022	2021
	(unaudited)
ASSETS
Cash and cash equivalents	$317,818	$1,121,757

Securities available-for-sale ("AFS")	238,982	1,201,777
Securities held-to-maturity ("HTM")	884,061	—
Allowance for credit losses - investments	(11,519)	(10,399)
Net securities	1,111,524	1,191,378

Loans held for sale	—	501,436

Loans held for investment	10,355,420	6,906,728
Allowance for credit losses - loans	(32,900)	(33,776)
Net loans	10,322,520	6,872,952

Investment in FHLB stock	31,203	18,249
Deferred taxes	24,210	20,835
Premises and equipment, net	36,607	37,920
Real estate owned ("REO")	6,210	6,210
Goodwill and intangibles	222,290	222,125
Other assets	256,481	203,342
Total Assets	$12,328,863	$10,196,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$9,549,856	$8,811,960
Borrowings	1,496,456	210,127
Accounts payable and other liabilities	160,586	110,066
Total Liabilities	11,206,898	9,132,153

Shareholders’ Equity
Common Stock	56	56
Additional paid-in-capital	719,955	720,744
Retained earnings	415,507	340,976
Accumulated other comprehensive (loss) income	(13,553)	2,275
Total Shareholders’ Equity	1,121,965	1,064,051
Total Liabilities and Shareholders’ Equity	$12,328,863	$10,196,204

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Interest income:
Loans	$100,978	$56,781	$255,037	$166,291
Securities	6,752	4,606	19,733	14,739
FHLB Stock, fed funds sold and interest-bearing deposits	1,016	602	3,091	1,500
Total interest income	108,746	61,989	277,861	182,530

Interest expense:
Deposits	15,595	2,753	25,293	10,763
Borrowings	5,479	49	8,597	441
Total interest expense	21,074	2,802	33,890	11,204

Net interest income	87,672	59,187	243,971	171,326

Provision for credit losses	(22)	(417)	(641)	(13)

Net interest income after provision for credit losses	87,694	59,604	244,612	171,339

Noninterest income:
Asset management, consulting and other fees	8,975	9,313	29,065	26,410
Gain on sale of loans	—	18,135	—	21,459
Other income	3,209	3,232	11,946	8,754
Total noninterest income	12,184	30,680	41,011	56,623

Noninterest expense:
Compensation and benefits	29,531	23,241	86,986	64,970
Occupancy and depreciation	9,594	6,427	26,975	18,297
Professional services and marketing costs	3,039	2,700	9,486	8,729
Customer service costs	13,560	2,512	19,959	6,635
Other expenses	4,618	3,514	13,359	9,891
Total noninterest expense	60,342	38,394	156,765	108,522

Income before taxes on income	39,536	51,890	128,858	119,440
Taxes on income	10,530	14,664	35,700	33,805
Net income	$29,006	$37,226	$93,158	$85,635

Net income per share:
Basic	$0.51	$0.83	$1.65	$1.91
Diluted	$0.51	$0.83	$1.65	$1.90
Shares used in computation:
Basic	56,387,451	44,819,743	56,441,305	44,773,683
Diluted	56,447,901	45,002,937	56,510,883	44,977,863

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
	Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2021	56,432,070	$56	$720,744	$340,976	$2,275	$1,064,051
Net income	—	—	—	93,158	—	93,158
Other comprehensive loss	—	—	—	—	(15,828)	(15,828)
Stock based compensation	—	—	2,770	—	—	2,770
Cash dividend	—	—	—	(18,627)	—	(18,627)
Issuance of common stock:
Exercise of options	2,000	—	18	—	—	18
Stock grants – vesting of restricted stock units	134,374	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(43,190)	—	(1,120)	—	—	(1,120)
Stock repurchase	(137,583)	—	(2,457)	—	—	(2,457)
Balance: September 30, 2022	56,387,671	$56	$719,955	$415,507	$(13,553)	$1,121,965

Balance: June 30, 2022	56,386,914	$56	$719,222	$392,704	$(9,073)	$1,102,909
Net income	—	—	—	29,006	—	29,006
Other comprehensive loss	—	—	—	—	(4,480)	(4,480)
Stock based compensation	—	—	733	—	—	733
Cash dividend	—	—	—	(6,203)	—	(6,203)
Issuance of common stock:
Stock grants – vesting of restricted stock units	1,000	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(243)	—	—	—	—	—
Balance: September 30, 2022	56,387,671	$56	$719,955	$415,507	$(13,553)	$1,121,965

Balance: December 31, 2020	44,667,650	$45	$433,941	$247,638	$14,087	$695,711
Net income	—	—	—	85,635	—	85,635
Other comprehensive loss	—	—	—	—	(5,320)	(5,320)
Stock based compensation	—	—	2,202	—	—	2,202
Cash dividend	—	—	—	(12,089)	—	(12,089)
Issuance of common stock:
Exercise of options	211,203	—	1,880	—	—	1,880
Stock grants – vesting of restricted stock units	117,223	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(40,937)	—	(1,188)	—	—	(1,188)
Balance: September 30, 2021	44,955,139	$45	$436,835	$321,184	$8,767	$766,831

Balance: June 30, 2021	44,819,743	$45	$435,201	$287,997	$10,775	$734,018
Net income	—	—	—	37,226	—	37,226
Other comprehensive loss	—	—	—	—	(2,008)	(2,008)
Stock based compensation	—	—	573	—	—	573
Cash dividend	—	—	—	(4,039)	—	(4,039)
Issuance of common stock:
Exercise of options	135,396	—	1,061	—	—	1,061
Balance: September 30, 2021	44,955,139	$45	$436,835	$321,184	$8,767	$766,831

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income	$29,006	$37,226	$93,158	$85,635
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	(12,576)	(2,837)	(20,307)	(7,519)
Other comprehensive income (loss) before tax	(12,576)	(2,837)	(20,307)	(7,519)
Income tax benefit (expense) related to items of other comprehensive income	8,096	829	4,479	2,199
Other comprehensive income (loss)	(4,480)	(2,008)	(15,828)	(5,320)
Total comprehensive income	$24,526	$35,218	$77,330	$80,315

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Nine Months Ended
	September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$93,158	$85,635
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses - loans	(1,761)	(2,865)
Provision for credit losses - securities AFS	1,120	2,853
Stock–based compensation expense	2,770	2,202
Depreciation and amortization	3,056	2,477
Deferred tax expense (benefit)	944	(445)
Amortization of premium on securities	2,392	750
Amortization of core deposit intangible	1,458	1,213
Amortization of mortgage servicing rights - net	1,566	1,370
Gain on sale of loans	—	(21,459)
Amortization of OCI - securities transfer to HTM	(851)	—
Valuation allowance on mortgage servicing rights - net	(747)	2,134
Increase in other assets	(32,636)	(34,876)
Increase in accounts payable and other liabilities	29,772	31,151
Net cash provided by operating activities	100,241	70,140
Cash Flows from Investing Activities:
Net increase in loans	(2,947,628)	(1,063,500)
Proceeds from sale of loans	—	580,417
Purchase of premises and equipment	(4,007)	(2,556)
Disposals of premises and equipment	3,388	—
Recovery of allowance for credit losses	355	864
Purchases of securities AFS	(398)	(306,267)
Purchases of securities HTM	(171,852)	—
Proceeds from sale of securities	—	3,500
Maturities of securities AFS	24,775	207,423
Maturities of securities HTM	202,899	—
Net increase in FHLB stock	(12,954)	—
Proceeds from BOLI policy	326	—
Net cash used in investing activities	(2,905,096)	(580,119)
Cash Flows from Financing Activities:
Increase in deposits	737,896	931,545
Net increase (decrease) in FHLB advances	1,144,000	(255,000)
Line of credit net change – borrowings, net	(18,500)	(1,500)
Net increase in subordinated debt	147,623	—
Net increase in repurchase agreements	13,206	—
Gain on sale leaseback	(1,123)	—
Dividends paid	(18,627)	(12,089)
Proceeds from exercise of stock options	18	1,880
Repurchase of stock	(3,577)	(1,188)
Net cash provided by financing activities	2,000,916	663,648
Increase (decrease) in cash and cash equivalents	(803,939)	153,669
Cash and cash equivalents at beginning of year	1,121,757	629,707
Cash and cash equivalents at end of period	$317,818	$783,376
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$31,016	$27,683
Interest	32,078	12,873
Noncash transactions:
Transfer of loans to loans held for sale	$—	$555,085
Transfer of securities from available-for-sale to held-to-maturity	916,777	—
Goodwill acquisition adjustment	1,623	—
Right of use lease assets and liabilities recognized	21,649	—
Mortgage servicing rights from loan sales	—	2,726

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 - UNAUDITED

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

For the Nine Months Ended September 30, 2022 - UNAUDITED

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

For the Nine Months Ended September 30, 2022 - UNAUDITED

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 - UNAUDITED

Pro Forma Information (unaudited)

The following table presents unaudited pro forma information for the nine months ended September 30, 2021, as if the acquisition of TGRF had occurred on January 1, 2021, after giving effect to certain adjustments. The unaudited pro forma information for this period includes adjustments for interest income on loans acquired, amortization of intangibles arising from the transaction, adjustments for interest expense on deposits acquired, and the related income tax effects of all these items and the income tax costs or benefits derived from the income or loss before taxes of TGRF. The net effect of these pro forma adjustments was an increase of $0.5 million and $1.5 million in net income for the three and nine months ended September 30, 2021, respectively. The unaudited pro forma financial information is not necessarily indicative of the results of operations that would have occurred had the transaction been effected on the assumed dates.

	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2021	September 30, 2021
Net interest income	$73,154	$213,840
Provision for credit losses	5,170	16,742
Noninterest income	32,171	60,645
Noninterest expenses	61,263	178,582
Income before taxes	38,892	79,161
Taxes on income	10,614	21,345
Net income	$28,278	$57,816

Net income per share:
Basic	$0.51	$1.03
Diluted	$0.50	$1.03

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 - UNAUDITED

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2022:
Investment securities available for sale:
Collateralized mortgage obligations	$9,275	$—	$9,275	$—
Agency mortgage-backed securities	8,164	—	8,164	—
Municipal bonds	45,200	—	45,200	—
SBA securities	20,622	—	20,622	—
Beneficial interests in FHLMC securitization	8,289	—	—	8,289
Corporate bonds	135,096	—	135,096	—
U.S. Treasury	817	817	—	—
Investment in equity securities	16,029	—	—	16,029
Total assets at fair value on a recurring basis	$243,492	$817	$218,357	$24,318

December 31, 2021:
Investment securities available for sale:
Collateralized mortgage obligations	$13,825	$—	$13,825	$—
Agency mortgage-backed securities	928,989	—	928,989	—
Municipal bonds	52,146	—	52,146	—
SBA securities	27,972	—	27,972	—
Beneficial interests in FHLMC securitization	11,580	—	—	11,580
Corporate bonds	156,376	—	156,376	—
U.S. Treasury	490	490	—	—
Investment in equity securities	16,025	16,025	—	—
Total assets at fair value on a recurring basis	$1,207,403	$16,515	$1,179,308	$11,580

The increase in Level 3 assets from December 31, 2021, was due to a reclassification of investment in equity securities, which was partially offset by securitization paydowns and $1.1 million in provisions for credit losses in the first nine months of 2022.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3. The total collateral dependent impaired Level 3 loans were $6.1 million and $2.8 million at September 30, 2022 and

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 - UNAUDITED

December 31, 2021, respectively. There were $0.7 million in specific reserves related to these loans at September 30, 2022 and no specific reserves at December 31, 2021.

Real Estate Owned. The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of September 30, 2022 included prepayment rates ranging from 20% to 30% and a discount rate ranging from 3.44% to 10%.

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

Investment Securities Available for Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 - UNAUDITED

classified as Level 3 and reliance is placed upon internally developed models, and management judgment and evaluation for valuation. Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Securities classified as Level 3 include beneficial interests in FHLMC securitizations and investment in equity securities. Significant assumptions in the valuation of these Level 3 securities as of September 30, 2022 and December 31, 2021 included prepayment rates ranging from 35% to 45% and discount rates ranging from 8.07% to 10.00%.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 - UNAUDITED

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
September 30, 2022:
Assets:
Cash and cash equivalents	$317,818	$317,818	$—	$—	$317,818
Securities AFS, net	227,463	817	218,357	8,289	227,463
Securities HTM	884,061	—	784,807	—	784,807
Loans, net	10,322,520	—	—	10,139,514	10,139,514
Investment in FHLB stock	31,203	—	31,203	—	31,203
Investment in equity securities	16,029	—	—	16,029	16,029
Liabilities:
Deposits	$9,549,856	$8,716,345	$826,176	$—	$9,542,521
Borrowings	1,496,456	1,323,136	—	156,531	1,479,667

December 31, 2021:
Assets:
Cash and cash equivalents	$1,121,757	$1,121,757	$—	$—	$1,121,757
Securities AFS, net	1,191,378	490	1,179,308	11,580	1,191,378
Loans held for sale	501,436	—	515,978	—	515,978
Loans, net	6,872,952	—	—	7,072,878	7,072,878
Investment in FHLB stock	18,249	—	18,249	—	18,249
Investment in equity securities	16,025	16,025	—	—	16,025
Liabilities:
Deposits	$8,811,960	$8,143,473	$668,487	$—	$8,811,960
Borrowings	210,127	165,930	—	44,197	210,127

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 - UNAUDITED

NOTE 4: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
September 30, 2022:
Collateralized mortgage obligations	$10,500	$—	$(1,225)	$—	$9,275
Agency mortgage-backed securities	8,798	—	(634)	—	8,164
Municipal bonds	50,397	—	(5,197)	—	45,200
SBA securities	20,725	8	(111)	—	20,622
Beneficial interests in FHLMC securitization	19,677	138	(7)	(11,519)	8,289
Corporate bonds	145,079	—	(9,983)	—	135,096
U.S. Treasury	898	—	(81)	—	817
Total	$256,074	$146	$(17,238)	$(11,519)	$227,463

December 31, 2021:
Collateralized mortgage obligations	$13,862	$—	$(37)	$—	$13,825
Agency mortgage-backed securities	928,546	6,563	(6,120)	—	928,989
Municipal bonds	52,052	94	—	—	52,146
SBA securities	27,970	2	—	—	27,972
Beneficial interests in FHLMC securitization	21,606	373	—	(10,399)	11,580
Corporate bonds	154,027	2,441	(92)	—	156,376
U.S. Treasury	499	—	(9)	—	490
Total	$1,198,562	$9,473	$(6,258)	$(10,399)	$1,191,378

As of September 30, 2022, U.S. Treasury securities of $0.9 million included in the table above are pledged as collateral to the State of California to meet regulatory requirements related to the Bank’s trust operations, $222.1 million of agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitizations agreements entered into from 2018 and 2021, and $187.6 million of securities are pledged as collateral for repurchase agreements obtained from the TGRF acquisition.

The following table provides a summary of the Company’s securities HTM portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
September 30, 2022:
Agency mortgage-backed securities	$884,061	—	(99,254)	$—	$784,807
Total	$884,061	$—	$(99,254)	$—	$784,807

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 - UNAUDITED

We monitor the credit quality of these securities by evaluating various quantitative attributes. The credit quality indicators the Company monitors include, but are not limited to, credit ratings of individual securities and the credit rating of government sponsored enterprises that guarantee the securities. Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is, those with ratings similar to BBB-/Baa3 or above, as defined by NRSROs, are generally considered by the rating agencies and market participants to be investment grade. As of September 30, 2022, all the Company’s securities were either investment grade or were issued by a U.S. government agency or a U.S. government sponsored enterprise with an investment grade rating.

The tables below indicate, as of September 30, 2022, and December 31, 2021, the gross unrealized losses and fair values of our investments AFS, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$9,275	$(1,225)	$—	$—	$9,275	$(1,225)
Agency mortgage-backed securities	8,164	(634)	—	—	8,164	(634)
Municipal bonds	45,200	(5,197)	—	—	45,200	(5,197)
SBA securities	17,353	(111)	—	—	17,353	(111)
Beneficial interests in FHLMC securitization	4,240	(7)	—	—	4,240	(7)
Corporate bonds	117,180	(7,899)	17,916	(2,084)	135,096	(9,983)
U.S. Treasury	373	(26)	444	(55)	817	(81)
Total temporarily impaired securities	$201,785	$(15,099)	$18,360	$(2,139)	$220,145	$(17,238)

	Securities with Unrealized Loss at December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$12,971	$(37)	$—	$—	$12,971	$(37)
Agency mortgage-backed securities	434,973	(5,051)	36,136	(1,069)	471,109	(6,120)
Municipal bonds	2,025	—	—	—	2,025	—
SBA securities	501	—	—	—	501	—
Corporate bonds	47,880	(92)	—	—	47,880	(92)
U.S. Treasury	491	(9)	—	—	491	(9)
Total temporarily impaired securities	$498,841	$(5,189)	$36,136	$(1,069)	$534,977	$(6,258)

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 - UNAUDITED

The following is a roll forward of our allowance for credit losses related to securities for the following periods:

(dollars in thousands)	Total

Three Months Ended September 30, 2022:
Beginning balance	$11,226
Provision for credit losses	293
Balance: September 30, 2022	$11,519

Nine Months Ended September 30, 2022:
Beginning balance	$10,399
Provision for credit losses	1,120
Balance: September 30, 2022	$11,519

Year Ended December 31, 2021:
Beginning balance	$7,245
Provision for credit losses	3,154
Balance: December 31, 2021	$10,399

Due to a change in expected cash flows of interest only strip securities, $0.3 million and $1.1 million in provisions were taken in the three and nine months ended September 30, 2022, respectively, and $1.0 million and $2.9 million in provisions were taken in the three and nine months ended September 30, 2021, respectively. The allowances were included as a charge in provision for credit losses on the consolidated income statement.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 - UNAUDITED

The scheduled maturities of securities AFS and the related weighted average yields were as follows for the periods indicated:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
September 30, 2022
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$688	$9,812	$10,500
Agency mortgage-backed securities	—	3,737	3,378	1,683	8,798
Municipal bonds	303	5,379	35,553	9,162	50,397
SBA securities	15	1,575	1,431	17,704	20,725
Beneficial interests in FHLMC securitization	—	10,185	—	9,492	19,677
Corporate bonds	6,013	10,002	123,531	5,533	145,079
U.S. Treasury	—	898	—	—	898
Total	$6,331	$31,776	$164,581	$53,386	$256,074
Weighted average yield	2.77%	2.05%	3.52%	2.23%	3.05%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$616	$8,659	$9,275
Agency mortgage-backed securities	—	3,531	3,137	1,496	8,164
Municipal bonds	298	4,877	32,616	7,409	45,200
SBA securities	15	1,571	1,427	17,609	20,622
Beneficial interests in FHLMC securitization	—	10,185	—	9,623	19,808
Corporate bonds	5,995	9,102	115,694	4,305	135,096
U.S. Treasury	—	817	—	—	817
Total	$6,308	$30,083	$153,490	$49,101	$238,982

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2021
Amortized Cost:
Collateralized mortgage obligations	$—	$710	$802	$12,350	$13,862
Agency mortgage-backed securities	—	4,990	24,568	898,988	928,546
Municipal bonds	—	1,625	38,853	11,574	52,052
SBA securities	70	1,613	2,952	23,335	27,970
Beneficial interests in FHLMC securitization	—	11,902	—	9,704	21,606
Corporate bonds	9,534	10,519	128,438	5,536	154,027
U.S. Treasury	—	499	—	—	499
Total	$9,604	$31,858	$195,613	$961,487	$1,198,562
Weighted average yield	(2.28)%	2.06%	3.03%	1.63%	1.84%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$710	$799	$12,316	$13,825
Agency mortgage-backed securities	—	5,082	25,056	898,851	928,989
Municipal bonds	—	1,704	38,865	11,577	52,146
SBA securities	70	1,613	2,953	23,336	27,972
Beneficial interests in FHLMC securitization	—	11,902	—	10,077	21,979
Corporate bonds	9,529	10,499	130,754	5,594	156,376
U.S. Treasury	—	490	—	—	490
Total	$9,599	$32,000	$198,427	$961,751	$1,201,777

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 - UNAUDITED

The following is a summary of scheduled maturities of securities HTM and the related weighted average yields as of:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
September 30, 2022
Amortized Cost:
Agency mortgage-backed securities	$—	$119	$18,841	$865,101	$884,061
Total	$—	$119	$18,841	$865,101	$884,061
Weighted average yield	—%	0.27%	1.03%	2.09%	2.07%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$110	$16,892	$767,805	$784,807
Total	$—	$110	$16,892	$767,805	$784,807

There were no securities HTM as of December 31, 2021.

NOTE 5: LOANS

The following is a summary of our loans as of:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$5,088,695	$2,886,055
Single family	989,258	933,445
Total real estate loans secured by residential properties	6,077,953	3,819,500
Commercial properties	1,236,577	1,309,200
Land and construction	144,787	156,028
Total real estate loans	7,459,317	5,284,728
Commercial and industrial loans	2,874,827	1,598,422
Consumer loans	5,155	10,834
Total loans	10,339,299	6,893,984
Premiums, discounts and deferred fees and expenses	16,121	12,744
Total	$10,355,420	$6,906,728

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 - UNAUDITED

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
September 30, 2022:
Real estate loans:
Residential properties	$247	$—	$30	$2,586	$2,863	$6,093,610	$6,096,473
Commercial properties	2,182	—	1,028	4,162	7,372	1,227,962	1,235,334
Land and construction	1,478	—	—	—	1,478	142,293	143,771
Commercial and industrial loans	590	211	80	4,488	5,369	2,869,287	2,874,656
Consumer loans	—	—	—	4	4	5,182	5,186
Total	$4,497	$211	$1,138	$11,240	$17,086	$10,338,334	$10,355,420

Percentage of total loans	0.04%	0.00%	0.01%	0.11%	0.16%

December 31, 2021:
Real estate loans:
Residential properties	$1,519	$310	$—	$3,281	$5,110	$3,827,385	$3,832,495
Commercial properties	2,934	—	—	1,529	4,463	1,305,112	1,309,575
Land and construction	—	—	—	—	—	155,926	155,926
Commercial and industrial loans	303	260	—	3,520	4,083	1,593,782	1,597,865
Consumer loans	—	—	—	—	—	10,867	10,867
Total	$4,756	$570	$—	$8,330	$13,656	$6,893,072	$6,906,728

Percentage of total loans	0.07%	0.01%	—%	0.12%	0.20%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
September 30, 2022:
Real estate loans:
Residential properties	$—	$2,586
Commercial properties	—	4,162
Commercial and industrial loans	2,140	2,348
Consumer loans	—	4
Total	$2,140	$9,100

December 31, 2021:
Real estate loans:
Residential properties	$—	$3,281
Commercial properties	—	1,529
Commercial and industrial loans	1,733	1,787
Total	$1,733	$6,597

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 - UNAUDITED

The following table presents the loans classified as troubled debt restructurings (“TDR”) by accrual and nonaccrual status as of:

	September 30, 2022			December 31, 2021
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential loans	$—	$—	$—	$1,200	$—	$1,200
Commercial real estate loans	953	1,093	2,046	1,021	1,174	2,195
Commercial and industrial loans	95	1,470	1,565	493	2,030	2,523
Total	$1,048	$2,563	$3,611	$2,714	$3,204	$5,918

The following table provides information on loans that were modified as TDRs for the following periods:

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Nine Months Ended September 30, 2022:
Commercial and industrial loans	2	$606	$606	$—
Total	2	$606	$606	$—

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year Ended December 31, 2021
Commercial and industrial loans	1	$346	$346	$—
Total	1	$346	$346	$—

All of these loans were classified as a TDR as a result of a reduction in required principal payments and an extension of the maturity date of the loans. These loans have been paying in accordance with the terms of their restructure.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 - UNAUDITED

NOTE 6: ALLOWANCE FOR CREDIT LOSSES

The following is a roll forward of the Bank’s allowance for credit losses related to loans for the following periods:

			Initial Allowance
	Beginning	Provision for	on Acquired			Ending
(dollars in thousands)	Balance	Credit Losses	PCD Loans	Charge-offs	Recoveries	Balance
Three Months Ended September 30, 2022:
Real estate loans:
Residential properties	$4,446	$2,598	$—	$—	$—	$7,044
Commercial properties	12,714	(2,223)	—	—	—	10,491
Land and construction	1,460	(1,305)	—	—	—	155
Commercial and industrial loans	14,481	868	—	(226)	57	15,180
Consumer loans	64	(34)	—	—	—	30
Total	$33,165	$(96)	$	$(226)	$57	$32,900

Nine Months Ended September 30, 2022:
Real estate loans:
Residential properties	$2,637	$4,407	$—	$—	$—	$7,044
Commercial properties	17,049	(6,558)	—	—	—	10,491
Land and construction	1,995	(1,840)	—	—	—	155
Commercial and industrial loans	11,992	3,205	—	(372)	355	15,180
Consumer loans	103	(73)	—	—	—	30
Total	$33,776	$(859)	$—	$(372)	$355	$32,900

Year Ended December 31, 2021:
Real estate loans:
Residential properties	$5,115	$(1,453)	$93	$(1,118)	$—	$2,637
Commercial properties	8,711	774	7,564	—	—	17,049
Land and construction	892	1,051	52	—	—	1,995
Commercial and industrial loans	9,249	614	1,836	(706)	999	11,992
Consumer loans	233	(130)	—	—	—	103
Total	$24,200	$856	$9,545	$(1,824)	$999	$33,776

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 - UNAUDITED

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total
September 30, 2022:
Allowance for credit losses:
Real estate loans:
Residential properties	$76	$6,968	$7,044
Commercial properties	2,107	8,384	10,491
Land and construction	—	155	155
Commercial and industrial loans	3,365	11,815	15,180
Consumer loans	—	30	30
Total	$5,548	$27,352	$32,900
Loans:
Real estate loans:
Residential properties	$3,508	$6,092,965	$6,096,473
Commercial properties	34,012	1,201,322	1,235,334
Land and construction	—	143,771	143,771
Commercial and industrial loans	7,570	2,867,086	2,874,656
Consumer loans	—	5,186	5,186
Total	$45,090	$10,310,330	$10,355,420

December 31, 2021:
Allowance for credit losses:
Real estate loans:
Residential properties	$111	$2,526	$2,637
Commercial properties	7,967	9,082	17,049
Land and construction	52	1,943	1,995
Commercial and industrial loans	2,386	9,606	11,992
Consumer loans	—	103	103
Total	$10,516	$23,260	$33,776
Loans:
Real estate loans:
Residential properties	$9,593	$3,822,902	$3,832,495
Commercial properties	41,313	1,268,262	1,309,575
Land and construction	694	155,232	155,926
Commercial and industrial loans	9,963	1,587,902	1,597,865
Consumer loans	—	10,867	10,867
Total	$61,563	$6,845,165	$6,906,728

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 - UNAUDITED

The following tables present risk categories of loans based on year of origination, as of:

							Revolving
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Loans	Total
September 30, 2022:
Loans secured by real estate:
Residential
Multifamily
Pass	$2,106,172	$1,563,718	$800,339	$310,696	$153,626	$152,542	$—	$5,087,093
Special mention	—	—	—	5,696	9,818	1,555	—	17,069
Substandard	—	—	—	—	—	—	—	—
Total	$2,106,172	$1,563,718	$800,339	$316,392	$163,444	$154,097	$—	$5,104,162

Single family
Pass	$218,836	$286,916	$97,470	$40,195	$49,925	$226,159	$69,277	$988,778
Special mention	—	—	—	—	—	—	25	25
Substandard	—	—	—	—	—	3,456	52	3,508
Total	$218,836	$286,916	$97,470	$40,195	$49,925	$229,615	$69,354	$992,311

Commercial real estate
Pass	$184,037	$189,401	$142,839	$104,549	$185,067	$346,001	$—	$1,151,894
Special mention	—	13,867	1	15,665	3,107	7,911	—	40,551
Substandard	5,951	13,915	786	10,696	—	11,541	—	42,889
Total	$189,988	$217,183	$143,626	$130,910	$188,174	$365,453	$—	$1,235,334

Land and construction
Pass	$38,279	$57,630	$39,254	$866	$5,090	$2,652	$—	$143,771
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$38,279	$57,630	$39,254	$866	$5,090	$2,652	$—	$143,771

Commercial
Pass	$1,148,123	$402,554	$214,826	$75,737	$19,233	$20,121	$968,797	$2,849,391
Special mention	—	985	1,337	372	—	—	10,619	13,313
Substandard	—	317	2,481	1,941	5	2,808	4,400	11,952
Total	$1,148,123	$403,856	$218,644	$78,050	$19,238	$22,929	$983,816	$2,874,656

Consumer
Pass	$513	$1,118	$3	$479	$211	$71	$2,787	$5,182
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	4	4
Total	$513	$1,118	$3	$479	$211	$71	$2,791	$5,186

Total loans
Pass	$3,695,960	$2,501,337	$1,294,731	$532,522	$413,152	$747,546	$1,040,861	$10,226,109
Special mention	—	14,852	1,338	21,733	12,925	9,466	10,644	70,958
Substandard	5,951	14,232	3,267	12,637	5	17,805	4,456	58,353
Total	$3,701,911	$2,530,421	$1,299,336	$566,892	$426,082	$774,817	$1,055,961	$10,355,420

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 - UNAUDITED

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

For the Nine Months Ended September 30, 2022 - UNAUDITED

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses and the related allowance for credit losses (“ACL”) allocated to these loans:

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
September 30, 2022:
Loans secured by real estate:
Residential properties
Single family	$2,455	$—	$—	$2,455	$—
Commercial real estate loans	2,751	—	—	2,751	—
Commercial loans	—	250	682	932	674
Total	$5,206	$250	$682	$6,138	$674

December 31, 2021:
Loans secured by real estate:
Residential properties
Single family	$2,568	$—	$—	$2,568	$—
Commercial loans	—	250	—	250	—
Total	$2,568	$250	$—	$2,818	$—

NOTE 7: LOAN SALES AND MORTGAGE SERVICING RIGHTS

In 2021, FFB sold $559 million of multifamily loans and recognized a gain of $21.5 million. For sales of multifamily loans, FFB retained servicing rights for the majority of these loans and recognized mortgage servicing rights as part of the transactions. As of September 30, 2022, and December 31, 2021, mortgage servicing rights were $8.5 million and $6.8 million, respectively. The mortgage servicing rights as of September 30, 2022, and December 31, 2021, are net of $2.6 million and $1.9 million in valuation allowances, respectively. The amount of loans serviced for others totaled $1.1 billion and $1.7 billion as of September 30, 2022 and December 31, 2021, respectively. Servicing fees were $1.5 million for the nine months ended September 30, 2022, and $2.3 million for the nine months ended September 30, 2021.

NOTE 8: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	September 30, 2022		December 31, 2021
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$3,550,637	—	$3,280,455	—
Interest-bearing	2,253,799	1.771%	2,242,684	0.070%
Money market and savings	2,911,909	1.239%	2,620,336	0.275%
Certificates of deposits	833,511	1.724%	668,485	0.145%
Total	$9,549,856	0.946%	$8,811,960	0.111%

At September 30, 2022, of the $394 million of certificates of deposits over $250,000, $369 million mature within one year and $25 million mature after one year. Of the $440 million of certificates of deposit of $250,000 or less, $375 million mature within one year and $65 million mature after one year. At December 31, 2021, of the $367 million of certificates of deposits over $250,000, $361 million mature within one year and $6 million mature after one year. Of the $301 million of certificates of deposit of $250,000 or less, $229 million mature within one year and $72 million mature after one year.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 - UNAUDITED

NOTE 9: BORROWINGS

At September 30, 2022, our borrowings consisted of $1.1 billion in overnight FHLB advances at the Bank, $174 million in subordinated notes at the holding company, and $179 million of repurchase agreements at the Bank. At December 31, 2021, our borrowings consisted of $26 million in subordinated notes at FFI, $166 million of repurchase agreements at the Bank, and $18.5 million of borrowings under a holding company line of credit. The FHLB overnight advances were paid in full in the early part of October 2022 and bore an interest rate of 3.22%. As of September 30, 2022, $150 million of the subordinated notes are fixed-to-floating rate notes that mature in February 2032. The notes will initially bear a rate of 3.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2022, until February 1, 2027. From and including February 1, 2027 to, but excluding February 1, 2032, or the date of earlier redemption, the notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be Three-Month Term Secured Overnight Financing Rate, or “SOFR”), each as defined in and subject to the provisions of the indenture under which the notes were issued, plus 204 basis points (2.04%), payable quarterly in arrears on February 1, May 1, August 1, and November 1 of each year, commencing on May 1, 2027. $24 million of the subordinated notes mature in June 2030 and bear a fixed interest rate of 6.0%, until June 30, 2025, at which time they will convert to a floating rate based on three month SOFR, plus 590 basis points (5.90%), until maturity.

As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB or the Federal Reserve Bank. FHLB advances are collateralized primarily by loans secured by single family, multifamily, and commercial real estate properties with a carrying value of $5.0 billion as of September 30, 2022. The Bank’s total remaining borrowing capacity from the FHLB at September 30, 2022 was $1.8 billion. The Bank had in place $315 million of letters of credit from the FHLB, as of September 30, 2022 which are used to meet collateral requirements for borrowings from the State of California and local agencies.

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $20 million. The loan agreement matures in February 2023, with an option to extend the maturity date subject to certain conditions, and bears interest at Prime rate, plus 50 basis points (0.50%). FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in FFB. We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. As of September 30, 2022 and December 31, 2021, FFI was in compliance with the covenants on this loan agreement.

The Bank also has $245 million available borrowing capacity through unsecured fed funds lines, ranging in size from $20 million to $100 million, with five other financial institutions, and a $345 million secured line with the Federal Reserve Bank, secured by single family loans. None of these lines had outstanding borrowings as September 30, 2022. Combined, the Bank’s unused lines of credit as of September 30, 2022, and December 31, 2021, were $2.4 billion and $3.1 billion, respectively. The average balance of overnight borrowings during the first nine months of 2022 was $165.1 million, as compared to $1.0 million during all of 2021.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 - UNAUDITED

NOTE 10: EARNINGS PER SHARE

Basic earnings per share excludes dilution and is computed by dividing net income or loss available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock that would then share in earnings. The following table sets forth the Company’s unaudited earnings per share calculations for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended		Three Months Ended
	September 30, 2022		September 30, 2021
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted
Net income	$29,006	$29,006	$37,226	$37,226
Basic common shares outstanding	56,387,451	56,387,451	44,819,743	44,819,743
Effect of options, restricted stock and contingent shares issuable		60,450		183,194
Diluted common shares outstanding		56,447,901		45,002,937
Earnings per share	$0.51	$0.51	$0.83	$0.83

	Nine Months Ended		Nine Months Ended
	September 30, 2022		September 30, 2021
(dollars in thousands, except share and per share amounts)	Basic	Diluted	Basic	Diluted
Net income	$93,158	$93,158	$85,635	$85,635
Basic common shares outstanding	56,441,305	56,441,305	44,773,683	44,773,683
Effect of options, restricted stock and contingent shares issuable		69,578		204,180
Diluted common shares outstanding		56,510,883		44,977,863
Earnings per share	$1.65	$1.65	$1.91	$1.90

Based on a weighted average basis, options to purchase 102,433 shares of common stock were excluded for the three months ended September 30, 2022 because their effect would have been anti-dilutive.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 - UNAUDITED

NOTE 11: SEGMENT REPORTING

For the three and nine months ended September 30, 2022 and 2021, the Company had two reportable business segments: Banking (FFB and FFIS, Blue Moon, and FFPF) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled “Other”. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Three Months Ended September 30, 2022:
Interest income	$108,746	$—	$—	$108,746
Interest expense	19,281	—	1,793	21,074
Net interest income	89,465	—	(1,793)	87,672
Provision for credit losses	(22)	—	—	(22)
Noninterest income	5,730	6,865	(411)	12,184
Noninterest expense	53,571	6,380	391	60,342
Income (loss) before taxes on income	$41,646	$485	$(2,595)	$39,536

Three Months Ended September 30, 2021:
Interest income	$61,989	$—	$—	$61,989
Interest expense	2,753	—	49	2,802
Net interest income	59,236	—	(49)	59,187
Provision for credit losses	(417)	—	—	(417)
Noninterest income	23,202	7,857	(379)	30,680
Noninterest expense	31,488	6,338	568	38,394
Income (loss) before taxes on income	$51,367	$1,519	$(996)	$51,890

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Nine Months Ended September 30, 2022:
Interest income	$277,861	$—	$—	$277,861
Interest expense	29,170	—	4,720	33,890
Net interest income	248,691	—	(4,720)	243,971
Provision for credit losses	(641)	—	—	(641)
Noninterest income	19,118	23,190	(1,297)	41,011
Noninterest expense	135,704	19,213	1,848	156,765
Income (loss) before taxes on income	$132,746	$3,977	$(7,865)	$128,858

Nine Months Ended September 30, 2021:
Interest income	$182,530	$—	$—	$182,530
Interest expense	10,988	—	216	11,204
Net interest income	171,542	—	(216)	171,326
Provision for credit losses	(13)	—	—	(13)
Noninterest income	35,710	22,020	(1,107)	56,623
Noninterest expense	88,935	17,441	2,146	108,522
Income (loss) before taxes on income	$118,330	$4,579	$(3,469)	$119,440

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2022 - UNAUDITED

NOTE 12: SUBSEQUENT EVENTS

Cash Dividend

On October 25, 2022, the Board of Directors of the Company declared a quarterly cash dividend of $0.11 per common share to be paid on November 17, 2022 to stockholders of record as of the close of business on November 7, 2022.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the three and nine months ended September 30, 2022 as compared to our results of operations in the three and nine months ended September 30, 2021; and our financial condition at September 30, 2022 as compared to our financial condition at December 31, 2021. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2021, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (our “2021 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on February 28, 2022.

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

Overview and Recent Developments

Our results of operations for the first nine months of 2022 include:

●	Total loans, including loans held for sale, increased $2.9 billion in the nine months ended September 30, 2022, as a result of $5.0 billion of originations, which was partially offset by payoffs or scheduled payments of $2 billion.
●	During the nine months ended September 30, 2022, total deposits increased by $738 million and total revenues (net interest income and noninterest income) increased by 25% when compared to the nine months ended September 30, 2021.

Results of Operations

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, gains on sales of loans, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of assets under management (“AUM”). Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 52% and 78%, respectively, of the total noninterest expense for Banking and Wealth Management in the nine months ended September 30, 2022.

The following table shows key operating results for each of our business segments for the three months ended September 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2022:
Interest income	$108,746	$—	$—	$108,746
Interest expense	19,281	—	1,793	21,074
Net interest income	89,465	—	(1,793)	87,672
Provision for credit losses	(22)	—	—	(22)
Noninterest income	5,730	6,865	(411)	12,184
Noninterest expense	53,571	6,380	391	60,342
Income (loss) before taxes on income	$41,646	$485	$(2,595)	$39,536

2021:
Interest income	$61,989	$—	$—	$61,989
Interest expense	2,753	—	49	2,802
Net interest income	59,236	—	(49)	59,187
Provision for credit losses	(417)	—	—	(417)
Noninterest income	23,202	7,857	(379)	30,680
Noninterest expense	31,488	6,338	568	38,394
Income (loss) before taxes on income	$51,367	$1,519	$(996)	$51,890

General. Our net income and income before taxes in the three months ended September 30, 2022, were $29.0 million and $39.5 million, respectively, as compared to $37.2 million and $51.9 million, respectively, in the three months ended September 30, 2021. The $12.4 million decrease in income before taxes was the result of a $9.8 million decrease in income before taxes for Banking, a $1.0 million decrease in Wealth Management, and a $1.6 million increase in corporate expenses. The decrease in Banking was due to higher noninterest expenses and decrease in noninterest income, which was partially offset by an increase in net interest income. The decrease in noninterest income was due primarily to a $18.1 million gain on sale of loans in the third quarter of 2021. The decrease in Wealth Management was due to a decrease in noninterest income. The decrease in noninterest income was due to a decrease in billable AUM. The increase in corporate expenses was due primarily to an increase in interest expense from subordinated debt acquired in the TGRF acquisition and the $150 million of subordinated notes issued by the Company in the first quarter of 2022.

The following table shows key operating results for each of our business segments for nine months ended September 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2022:
Interest income	$277,861	$—	$—	$277,861
Interest expense	29,170	—	4,720	33,890
Net interest income	248,691	—	(4,720)	243,971
Provision for credit losses	(641)	—	—	(641)
Noninterest income	19,118	23,190	(1,297)	41,011
Noninterest expense	135,704	19,213	1,848	156,765
Income (loss) before taxes on income	$132,746	$3,977	$(7,865)	$128,858

2021:
Interest income	$182,530	$—	$—	$182,530
Interest expense	10,988	—	216	11,204
Net interest income	171,542	—	(216)	171,326
Provision for credit losses	(13)	—	—	(13)
Noninterest income	35,710	22,020	(1,107)	56,623
Noninterest expense	88,935	17,441	2,146	108,522
Income (loss) before taxes on income	$118,330	$4,579	$(3,469)	$119,440

General. Our net income and income before taxes in the nine months ended September 30, 2022, were $93.2 million and $128.9 million, respectively, as compared to $85.6 million and $119.4 million, respectively, in the nine months ended September 30, 2021. The $9.5 million increase in income before taxes was the result of a $14.4 million increase in income before taxes for Banking, which was partially offset by and a $0.6 million decrease in income before taxes for Wealth Management, and a $4.4 million increase in corporate expenses. The increase in Banking was due to higher net interest income and lower provision for credit losses, offset partially by a decrease in noninterest income and increase in noninterest expenses. The decrease in Wealth Management was due to higher noninterest expenses, offset partially by an increase in noninterest income. The increase in corporate expenses was due primarily to an increase in interest expense from subordinated debt acquired in the TGRF acquisition and the $150 million of subordinated notes issued by the Company in the first quarter of 2022.

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

	Three Months Ended September 30:
	2022			2021
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$9,910,051	$100,978	4.07%	$6,060,153	$56,781	3.74%
Securities AFS	258,654	2,066	3.19%	715,505	4,606	2.58%
Securities HTM	898,932	4,687	2.09%	—	—	—%
FHLB stock, fed funds, and deposits	229,798	1,015	1.75%	924,232	602	0.26%
Total interest-earning assets	11,297,435	108,746	3.84%	7,699,890	61,989	3.22%
Noninterest-earning assets:
Nonperforming assets	11,119			16,105
Other	457,965			219,179
Total assets	$11,766,519			$7,935,174
Interest-bearing liabilities:
Demand deposits	$2,336,215	$6,904	1.17%	$1,036,278	$463	0.18%
Money market and savings	2,928,102	6,652	0.90%	2,286,585	1,817	0.32%
Certificates of deposit	690,699	2,039	1.17%	653,194	473	0.29%
Total interest-bearing deposits	5,955,016	15,595	1.04%	3,976,057	2,753	0.27%
Borrowings	833,171	5,479	2.61%	5,393	49	3.38%
Total interest-bearing liabilities	6,788,187	21,074	1.23%	3,981,450	2,802	0.28%
Noninterest-bearing liabilities:
Demand deposits	3,742,460			3,127,562
Other liabilities	125,943			84,227
Total liabilities	10,656,590			7,193,239
Shareholders’ equity	1,109,929			741,935
Total liabilities and equity	$11,766,519			$7,935,174
Net Interest Income		$87,672			$59,187
Net Interest Rate Spread			2.61%			2.94%
Net Interest Margin			3.10%			3.07%

	Nine Months Ended September 30:
	2022			2021
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$8,654,252	$255,037	3.93%	$5,743,942	$166,291	3.86%
Securities AFS	466,903	9,015	2.57%	743,018	14,739	2.64%
Securities HTM	723,941	10,719	1.97%	—	—	—%
FHLB stock, fed funds and deposits	666,925	3,090	0.62%	789,323	1,500	0.25%
Total interest-earning assets	10,512,021	277,861	3.53%	7,276,283	182,530	3.35%
Noninterest-earning assets:
Nonperforming assets	10,571			16,912
Other	448,218			200,825
Total assets	$10,970,810			$7,494,020
Interest-bearing liabilities:
Demand deposits	$2,385,554	$10,824	0.61%	$982,521	$1,893	0.26%
Money market and savings	2,728,660	11,225	0.55%	2,300,127	6,536	0.38%
Certificates of deposit	663,969	3,244	0.65%	744,095	2,334	0.42%
Total interest-bearing deposits	5,778,183	25,293	0.59%	4,026,743	10,763	0.36%
Borrowings	489,155	8,597	2.35%	74,084	441	0.79%
Total interest-bearing liabilities	6,267,338	33,890	0.72%	4,100,827	11,204	0.37%
Noninterest-bearing liabilities:
Demand deposits	3,514,047			2,607,488
Other liabilities	102,142			64,678
Total liabilities	9,883,527			6,772,993
Stockholders’ equity	1,087,283			721,027
Total liabilities and equity	$10,970,810			$7,494,020
Net Interest Income		$243,971			$171,326
Net Interest Rate Spread			2.81%			2.98%
Net Interest Margin			3.10%			3.14%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. Variances attributable to both rate and volume changes, calculated by multiplying the change in rates by the change in average balances, have been allocated to the rate variance. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the three and nine months ended September 30, 2022, as compared to the three and nine months ended September 30, 2021:

	Quarter Ended			Nine Months Ended
	September 30, 2022 vs. 2021			September 30, 2022 vs. 2021
	Increase (Decrease) due to			Increase (Decrease) due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans	$38,928	$5,269	$44,197	$85,673	$3,073	$88,746
Securities AFS	(3,455)	915	(2,540)	(5,340)	(384)	(5,724)
Securities HTM	2,342	2,344	4,686	5,374	5,344	10,718
Cash, FHLB stock, fed funds and deposits	(744)	1,158	414	(268)	1,859	1,591
Total interest-earning assets	37,071	9,686	46,757	85,439	9,892	95,331
Interest paid on:
Demand deposits	1,222	5,219	6,441	4,584	4,347	8,931
Money market and savings	667	4,168	4,835	1,376	3,313	4,689
Certificates of deposit	42	1,524	1,566	(274)	1,184	910
Borrowings	5,442	(12)	5,430	6,031	2,125	8,156
Total interest-bearing liabilities	7,373	10,899	18,272	11,717	10,969	22,686
Net interest income	$29,698	$(1,213)	$28,485	$73,722	$(1,077)	$72,645

Net interest income increased 48%, from $59.2 million in the three months ended September 30, 2021, to $87.7 million in the three months ended September 30, 2022, due to a 47% increase in interest-earning assets. On a consolidated basis our net interest margin increased from 3.07% in the three months ended September 30, 2021 to 3.10% in the three months ended September 30, 2022 due to an increase in yield on interest-earning assets, from 3.22% in the three months ended September 30, 2021, to 3.84% in the three months ended September 30, 2022, which was partially offset by an increase in the cost of interest-bearing liabilities, from 0.28% in the three months ended September 30, 2021, to 1.23% in the three months ended September 30, 2022. The increase in interest-earning assets was due to a 47% increase in average loans, from $6.1 billion in the three months ended September 30, 2021, to $9.9 billion in the three months ended September 30, 2022. The increase in the cost of interest-bearing liabilities was due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates, and an increase in borrowings. The average rate on interest-bearing deposits increased from 0.27% in the three months ended September 30, 2021, to 1.04% in the three months ended September 30, 2022, and the average balance of interest-bearing deposits increased from $4.0 billion in the three months ended September 30, 2021, to $6.0 billion in the three months ended September 30, 2022. The average balance outstanding on borrowings increased from $5.4 million in the three months ended September 30, 2021, to $833.2 million in the three months ended September 30, 2022. The increase in borrowings was due to the issuance of $150 million in subordinated notes in the first quarter of 2022, the assumption of $165 million in repurchase agreements, $23 million in subordinated notes acquired from the TGRF acquisition in the fourth quarter of 2021, and an increase in overnight FHLB advances. The average balance outstanding on overnight advances increased from $2,000 in the three months ended September 30, 2021, to $483.3 million in the three months ended September 30, 2022, primarily due to fund the increase in new loan volume. The average balance outstanding under the holding company subordinated debt was $173.3 million in the three months ended September 30, 2022. The average balance outstanding under the holding company line of credit was $5.4 million in the three months ended September 30, 2021.

Net interest income increased 42%, from $171.3 million in the nine months ended September 30, 2021, to $244.0 million in the nine months ended September 30, 2022, due primarily to a 44% increase in interest-earning assets. On a consolidated basis our net interest margin was 3.10% for the nine months ended September 30, 2022, as compared to 3.14% in the nine months ended September 30, 2021. This decrease was due to a decrease in the net interest rate spread, from 2.98% in the nine months ended September 30, 2021, to 2.81% in the nine months ended September 30, 2022. The decrease in the net interest rate spread was due to an increase in the cost of interest-bearing liabilities, from 0.37% in the nine months ended September 30, 2021, to 0.72% in the nine months ended September 30, 2022, which was offset partially by an increase in yield on total interest-earning assets, from 3.35% in the nine months ended September 30, 2021, to 3.53% in the nine months ended September 30, 2022. The increase in the cost of interest-bearing liabilities was due to increased costs of interest-bearing deposits, resulting from increases in deposit market rates, and an increase in borrowings. The average balance outstanding on borrowings increased from $74 million in the nine months ended September 30, 2021, to $489.2 million in the nine months ended September 30, 2022, primarily due to fund the increase in new loan volume. The average balance outstanding under the holding company subordinated debt was $160.9 million in the nine months ended September 30, 2022. The average balance outstanding under the holding company line of credit decreased from $7.8 million in the nine months ended September 30, 2021, to $0.1 million in the nine months ended September 30, 2022.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the estimated losses inherent in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. The net chargeoffs in the three and nine months ended September 30, 2022, were $22,000 and $0.6 million, respectively, as compared to net chargeoffs of $0.4 million and $13,000 in the three and nine months ended September 30,  2021,  respectively. Net chargeoffs for loans were $0.2 million and $17,000 for the three and nine months ended September 30, 2022, respectively, as compared to net recoveries of loans of $0.1 million and $0.2 million for the three and nine months ended September 30, 2021, respectively. The net chargeoffs for the three and nine months ended September 30, 2022, were a result of the release of specific reserves related to purchase credit deteriorated (“PCD”) loans from prior acquisitions.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, and gains and losses from capital market activities and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the three and nine months ended September 30, 2022 and 2021:

(dollars in thousands)	2022	2021
Three Months Ended September 30:
Trust fees	$2,034	$1,737
Loan related fees	2,071	2,661
Deposit charges	564	440
Gain on sale of loans	—	18,135
Consulting fees	100	102
Other	961	127
Total noninterest income	$5,730	$23,202

Nine Months Ended September 30:
Trust fees	$6,291	$5,168
Loan related fees	6,704	6,929
Deposit charges	1,873	1,216
Gain on sale leaseback	1,123	—
Gain on sale of loans	—	21,459
Consulting fees	295	303
Other	2,832	635
Total noninterest income	$19,118	$35,710

Noninterest income for Banking decreased by $17.5 million in the three months ended September 30, 2022, due to a decrease of $0.6 million in loan related fees, and a $18.1 million gain on sale of loans in the three months ended September 30, 2021, offset partially by a $0.3 million increase in trust fees and $0.8 million increase in other income. The increase in trust fees was due primarily to higher levels of billable assets under advisement (“AUA”). The increase in other income was primarily due to a $0.6 million increase in bank owned life insurance (“BOLI”) income.

Noninterest income for Banking decreased by $16.6 million in the nine months ended September 30, 2022. The decrease was due to $21.5 million in gains on sale of loans in the nine months ended September 30, 2021, offset partially by a $1.1 million increase in trust fees, a $1.1 million gain on a sale leaseback transaction, a $0.7 million increase in deposit charges, and a $2.2 million increase in other income. The increase in trust fees was due primarily to higher levels of billable AUA. The increase in deposit charges was due to higher levels of deposits. The increase in other income was primarily due to a $1.2 million increase in BOLI income and $0.6 million increase in ATM/EFT network fee income.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the three and nine months ended September 30, 2022 and 2021:

(dollars in thousands)	2022	2021
Three Months Ended September 30:
Noninterest income	$6,865	$7,857

Nine Months Ended September 30:
Noninterest income	$23,190	$22,020

Noninterest income for Wealth Management decreased by $1.0 million in the three months ended September 30, 2022, when compared to the corresponding period in 2021, due primarily to lower levels of billable AUM. Noninterest income for Wealth Management increased by $1.2 million in the nine months ended September 30, 2022, when compared to the corresponding period in 2021, due primarily to higher levels of billable AUM.

The following table summarizes the activity in our AUM for the periods indicated:

		Existing account
	Beginning	Additions/	New
(dollars in thousands)	Balance	Withdrawals	Accounts	Terminations	Performance	Ending balance
Three Months Ended September 30, 2022:
Fixed income	$1,255,879	$172,066	$16,225	$(5,659)	$(31,541)	$1,406,970
Equities	2,474,511	6,079	14,537	(10,976)	(185,553)	2,298,598
Cash and other	1,091,389	(177,017)	37,958	(15,185)	(16,873)	920,272
Total	$4,821,779	$1,128	$68,720	$(31,820)	$(233,967)	$4,625,840

Nine Months Ended September 30, 2022:
Fixed income	$1,303,760	$207,615	$107,414	$(23,787)	$(188,032)	$1,406,970
Equities	3,330,639	(35,367)	93,672	(64,062)	(1,026,284)	2,298,598
Cash and other	1,046,206	(156,664)	90,476	(49,824)	(9,922)	920,272
Total	$5,680,605	$15,584	$291,562	$(137,673)	$(1,224,238)	$4,625,840

Year Ended December 31, 2021:
Fixed income	$1,474,479	$(195,117)	$71,181	$(45,818)	$(965)	$1,303,760
Equities	2,451,056	448,338	200,073	(156,809)	387,981	3,330,639
Cash and other	1,001,256	(209,727)	146,701	(84,213)	192,189	1,046,206
Total	$4,926,791	$43,494	$417,955	$(286,840)	$579,205	$5,680,605

The $1.1 billion decrease in AUM during the nine months ended September 30, 2022, was the net result of $292 million of new accounts, offset by $1.2 billion of portfolio losses, and terminations and net withdrawals of $122 million.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2022	2021	2022	2021
Three Months Ended September 30:
Compensation and benefits	$24,208	$18,078	$5,003	$4,946
Occupancy and depreciation	9,158	5,896	436	531
Professional services and marketing	2,418	1,849	774	724
Customer service costs	13,560	2,512	—	—
Other expenses	4,227	3,153	167	137
Total noninterest expense	$53,571	$31,488	$6,380	$6,338

Nine Months Ended September 30:
Compensation and benefits	$71,051	$50,736	$15,016	$13,523
Occupancy and depreciation	25,627	16,803	1,348	1,494
Professional services and marketing	6,998	5,916	2,319	2,040
Customer service costs	19,959	6,635	—	—
Other expenses	12,069	8,845	530	384
Total noninterest expense	$135,704	$88,935	$19,213	$17,441

Noninterest expense for Banking increased from $31.5 million in the three months ended September 30, 2021, to $53.6 million in the three months ended September 30, 2022, primarily due to higher compensation and benefits, occupancy and depreciation, customer service costs, and other expenses. Compensation and benefits were $6.1 million higher in the three months ended September 30, 2022, due to increases in FTE. The FTE for Banking increased to 648.7 in the three months ended September 30, 2022, from 482.0 in the three months ended September 30, 2021, due to increased staffing related to additional personnel from the TGRF acquisition, and to support the growth in loans and deposits. The $3.3 million increase in occupancy and depreciation expenses for Banking in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was due to the TGRF acquisition and increases in higher core processing costs related to higher volumes and services. The $11.0 million increase in customer service costs for Banking in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, was due to higher earnings credits paid on increases in deposit balances. The $1.1 million increase in other expenses for Banking in the three months ended September 30, 2022, as compared to the three months ended September 30, 2021, were due to additional activities related to the acquisitions, primarily amortization of core deposit intangibles and FDIC insurance. Noninterest expenses for Wealth Management increased by $0.1 million in the three months ended September 30, 2022, compared to the three months ended September 30, 2021.

Noninterest expense for Banking increased from $88.9 million in the nine months ended September 30, 2021, to $135.7 million in the nine months ended September 30, 2022, primarily due to higher compensation and benefits, occupancy and depreciation, and customer service costs. Compensation and benefits for Banking increased from $50.7 million in the nine months ended September 30, 2021, to $71.0 million in the nine months ended September 30, 2022, due to increases in FTE. The FTE for Banking increased to 644.5 in the nine months ended September 30, 2022, from 460.8 in the nine months ended September 30, 2021, due to increased staffing related to additional personnel from the TGRF acquisition, and to support the growth in loans and deposits. The $8.8 million increase in occupancy and depreciation expenses for Banking in the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021 was due to the TGRF acquisition and increases in higher core processing costs related to higher volumes and services. The $13.3 million increase in customer service costs for Banking in the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, was due to higher earnings credits paid on increases in deposit balances. The $3.2 million increase in other expenses for Banking in the nine months ended September 30, 2022, as compared to the nine months ended September 30, 2021, were due to additional activities related to the acquisitions, primarily amortization of core deposit intangibles and FDIC insurance. Noninterest expenses for Wealth Management increased by $1.8 million in the nine months ended September 30, 2022, when compared to the nine months ended September 30, 2021, primarily due to an increase in compensation and benefits expenses.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
September 30, 2022:
Cash and cash equivalents	$317,520	$15,329	$(15,031)	$317,818
Securities AFS, net	227,463	—	—	227,463
Securities HTM	884,061	—	—	884,061
Loans held for sale	—	—	—	—
Loans, net	10,322,520	—	—	10,322,520
Premises and equipment	36,234	237	136	36,607
Investment in FHLB stock	31,203	—	—	31,203
Deferred taxes	21,341	101	2,768	24,210
REO	6,210	—	—	6,210
Goodwill and intangibles	222,290	—	—	222,290
Other assets	220,057	367	36,057	256,481
Total assets	$12,288,899	$16,034	$23,930	$12,328,863

Deposits	$9,600,893	$—	$(51,037)	$9,549,856
Borrowings	1,323,136	—	173,320	1,496,456
Intercompany balances	6,533	459	(6,992)	—
Other liabilities	130,217	4,684	25,685	160,586
Shareholders’ equity	1,228,120	10,891	(117,046)	1,121,965
Total liabilities and equity	$12,288,899	$16,034	$23,930	$12,328,863

December 31, 2021:
Cash and cash equivalents	$1,121,089	$3,195	$(2,527)	$1,121,757
Securities AFS, net	1,191,378	—	—	1,191,378
Loans held for sale	501,436	—	—	501,436
Loans, net	6,872,952	—	—	6,872,952
Premises and equipment	37,373	411	136	37,920
Investment in FHLB stock	18,249	—	—	18,249
Deferred taxes	20,745	138	(48)	20,835
REO	6,210	—	—	6,210
Goodwill and intangibles	222,125	—	—	222,125
Other assets	179,385	365	23,592	203,342
Total assets	$10,170,942	$4,109	$21,153	$10,196,204

Deposits	$8,836,250	$—	$(24,290)	$8,811,960
Borrowings	165,930	—	44,197	210,127
Intercompany balances	4,605	(8,204)	3,599	—
Other liabilities	92,500	4,381	13,185	110,066
Shareholders’ equity	1,071,657	7,932	(15,538)	1,064,051
Total liabilities and equity	$10,170,942	$4,109	$21,153	$10,196,204

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations, as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During the nine months ended September 30, 2022, total assets increased by $2.1 billion, primarily due to an $2.9 billion increase in loans. Securities decreased by $79 million primarily due to paydowns of mortgage backed securities and corporate bonds. Loans and loans held for sale increased $2.9 billion in the nine months ended September 30, 2022, primarily as a result of $5.0 billion of originations, which was partially offset by payoffs or scheduled payments of $2.0 billion. The $738 million growth in deposits during the nine months ended September 30, 2022 included increases in commercial deposits of $1.3 billion, $240 million in corporate deposits, $189 million in digital channel deposits, and $186 million in wholesale deposits, offset by a decrease in branch deposits of $1.1 billion. These changes included a $481 million reclassification of deposits out of the retail branches and into our commercial services division, following the conversion of TGR Financial. Borrowings increased by $1.3 billion during the nine months ended September 30, 2022 primarily due an increase of $148 million in subordinated debt, $1.1 billion increase in overnight borrowings due to increased loan volume, and an increase of $13 million in repurchase agreements, offset partially by the $18.5 million paydown on FFI’s credit line.

Cash and cash equivalents, certificates of deposit and securities. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, decreased by $804 million during the nine months ended September 30, 2022. Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
September 30, 2022:
Collateralized mortgage obligations	$10,500	$—	$(1,225)	$—	$9,275
Agency mortgage-backed securities	8,798	—	(634)	—	8,164
Municipal bonds	50,397	—	(5,197)	—	45,200
SBA securities	20,725	8	(111)	—	20,622
Beneficial interests in FHLMC securitization	19,677	138	(7)	(11,519)	8,289
Corporate bonds	145,079	—	(9,983)	—	135,096
U.S. Treasury	898	—	(81)	—	817
Total	$256,074	$146	$(17,238)	$(11,519)	$227,463

December 31, 2021:
Collateralized mortgage obligations	$13,862	$—	$(37)	$—	$13,825
Agency mortgage-backed securities	928,546	6,563	(6,120)	—	928,989
Municipal bonds	52,052	94	—	—	52,146
SBA securities	27,970	2	—	—	27,972
Beneficial interest in FHLMC securitization	21,606	373	—	(10,399)	11,580
Corporate bonds	154,027	2,441	(92)	—	156,376
U.S. Treasury	499	—	(9)	—	490
Total	$1,198,562	$9,473	$(6,258)	$(10,399)	$1,191,378

U.S. Treasury securities that are included in the table above are pledged as collateral to the States of California and  Florida to meet regulatory requirements related to FFB’s trust operations. Agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into from 2018 through 2021. SBA securities are pledged as collateral for repurchase agreements.

Excluding allowance for credit losses, the decrease in AFS securities in the first nine months of 2022 was due primarily to the $917 million transfer of agency mortgage-backed securities to held-to-maturity.

Securities held to maturity. The following table provides a summary of the Company’s HTM securities portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
September 30, 2022:
Agency mortgage-backed securities	$884,061	$—	$(99,254)	$—	$784,807
Total	$884,061	$—	$(99,254)	$—	$784,807

There were no securities HTM as of December 31, 2021.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yield is as follows, as of September 30, 2022:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$688	$9,812	$10,500
Agency mortgage-backed securities	—	3,737	3,378	1,683	8,798
Municipal bonds	303	5,379	35,553	9,162	50,397
SBA securities	15	1,575	1,431	17,704	20,725
Beneficial interests in FHLMC securitization	—	10,185	—	9,492	19,677
Corporate bonds	6,013	10,002	123,531	5,533	145,079
U.S. Treasury	—	898	—	—	898
Total	$6,331	$31,776	$164,581	$53,386	$256,074
Weighted average yield	2.77%	2.05%	3.52%	2.23%	3.05%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$616	$8,659	$9,275
Agency mortgage-backed securities	—	3,531	3,137	1,496	8,164
Municipal bonds	298	4,877	32,616	7,409	45,200
SBA securities	15	1,571	1,427	17,609	20,622
Beneficial interests in FHLMC securitization	—	10,185	—	9,623	19,808
Corporate bonds	5,995	9,102	115,694	4,305	135,096
U.S. Treasury	—	817	—	—	817
Total	$6,308	$30,083	$153,490	$49,101	$238,982

The scheduled maturities of securities HTM, and the related weighted average yield is as follows, as of September 30, 2022:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
September 30, 2022
Amortized Cost:
Agency mortgage-backed securities	$—	$119	$18,841	$865,101	$884,061
Total	$—	$119	$18,841	$865,101	$884,061
Weighted average yield	—%	0.27%	1.03%	2.09%	2.07%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$110	$16,892	$767,805	$784,807
Total	$—	$110	$16,892	$767,805	$784,807

Loans. The following table sets forth our loans, by loan category, as of:

	September 30,	December 31,
(dollars in thousands)	2022	2021
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$5,088,695	$2,886,055
Single family	989,258	933,445
Total real estate loans secured by residential properties	6,077,953	3,819,500
Commercial properties	1,236,577	1,309,200
Land and construction	144,787	156,028
Total real estate loans	7,459,317	5,284,728
Commercial and industrial loans	2,874,827	1,598,422
Consumer loans	5,155	10,834
Total loans	10,339,299	6,893,984
Premiums, discounts and deferred fees and expenses	16,121	12,744
Total	$10,355,420	$6,906,728

Loans and loans held for sale increased by $2.9 billion during the nine months ended September 30, 2022, primarily as a result of $4.9 billion of originations, which was partially offset by payoffs or scheduled payments of $2.0 billion.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	September 30, 2022		December 31, 2021
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$3,550,637	—	$3,280,455	—
Interest-bearing	2,253,799	1.771%	2,242,684	0.070%
Money market and savings	2,911,909	1.239%	2,620,336	0.275%
Certificates of deposits	833,511	1.724%	668,485	0.145%
Total	$9,549,856	0.946%	$8,811,960	0.111%

During the nine months ended September 30, 2022, our deposit rates moved in a manner consistent with overall deposit market rates. The weighted average rate of our interest-bearing deposits increased from 0.18% at December 31, 2021, to 1.50% at September 30, 2022 due to increased costs of interest-bearing deposits, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits increased from 0.11% at December 31, 2021 to 0.95% at September 30, 2022. The financial impact of the increase in noninterest-bearing deposits is reflected in customer service costs, which are included in noninterest expenses.

The maturities of our certificates of deposit of $100,000 or more were as follows as of September 30, 2022:

(dollars in thousands)
3 months or less	$529,027
Over 3 months through 6 months	89,814
Over 6 months through 12 months	69,321
Over 12 months	80,826
Total	$768,988

From time to time, the Bank will utilize brokered deposits as a source of funding. As of September 30, 2022, the Bank held $276 million of deposits, which are classified as brokered deposits.

Borrowings. As of September 30, 2022, our borrowings consisted of $1.1 billion in an overnight FHLB advance at the Bank, $174 million in subordinated notes at the holding company, and $179 million of repurchase agreements at the Bank. As of December 31, 2021, our borrowings consisted of $26 million in subordinated notes at the holding company, $166 million of repurchase agreements at the Bank, and $18.5 million of borrowings under a holding company line of credit. The FHLB overnight advance outstanding as of September 30, 2022, was paid in full in the early part of October 2022, and bore an interest rate of 3.22%. As of September 30, 2022, $150 million of the subordinated notes are fixed-to-floating rate notes that mature in February 2032. The notes will initially bear a rate of 3.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2022 until February 1, 2027. From and including February 1, 2027 to, but excluding February 1, 2032, or the date of earlier redemption, the notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be Three-Month Term Secured Overnight Financing Rate, or “SOFR”), each as defined in and subject to the provisions of the indenture under which the notes were issued, plus 204 basis points (2.04%), payable quarterly in arrears on February 1, May 1, August 1, and November 1 of each year, commencing on May 1, 2027. $24 million of the subordinated notes mature in June 2030 and bear a fixed interest rate of 6.0%, until June 30, 2025, at which time they will convert to a floating rate based on three month SOFR, plus 590 basis points (5.90%), until maturity. The maximum amount of borrowings at the Bank outstanding at any month-end during nine months ended September 30, and during all of 2021, were $1.5 billion and $255 million, respectively.

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

			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
September 30, 2022:
Real estate loans:
Residential properties	$247	$—	$30	$2,586	$2,863	$6,093,610	$6,096,473
Commercial properties	2,182	—	1,028	4,162	7,372	1,227,962	1,235,334
Land and construction	1,478	—	—	—	1,478	142,293	143,771
Commercial and industrial loans	590	211	80	4,488	5,369	2,869,287	2,874,656
Consumer loans	—	—	—	4	4	5,182	5,186
Total	$4,497	$211	$1,138	$11,240	$17,086	$10,338,334	$10,355,420
Percentage of total loans	0.04%	0.00%	0.01%	0.11%	0.16%

December 31, 2021:
Real estate loans:
Residential properties	$1,519	$310	$—	$3,281	$5,110	$3,827,385	$3,832,495
Commercial properties	2,934	—	—	1,529	4,463	1,305,112	1,309,575
Land and construction	—	—	—	—	—	155,926	155,926
Commercial and industrial loans	303	260	—	3,520	4,083	1,593,782	1,597,865
Consumer loans	—	—	—	—	—	10,867	10,867
Total	$4,756	$570	$—	$8,330	$13,656	$6,893,072	$6,906,728
Percentage of total loans	0.07%	0.01%	—%	0.12%	0.20%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
September 30, 2022
Real estate loans:
Residential properties	$—	$2,586
Commercial properties	—	4,162
Commercial and industrial loans	2,140	2,348
Consumer loans	—	4
Total	$2,140	$9,100

December 31, 2021
Real estate loans:
Residential properties	$—	$3,281
Commercial properties	—	1,529
Commercial and industrial loans	1,733	1,787
Total	$1,733	$6,597

The following table presents the composition of TDRs by accrual and nonaccrual status as of:

	September 30, 2022			December 31, 2021
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential loans	$—	$—	$—	$1,200	$—	$1,200
Commercial real estate loans	953	1,093	2,046	1,021	1,174	2,195
Commercial and industrial loans	95	1,470	1,565	493	2,030	2,523
Total	$1,048	$2,563	$3,611	$2,714	$3,204	$5,918

These loans were classified as a TDR as a result of a reduction in required principal payments, reductions in rates and/or an extension of the maturity date of the loans.

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans for the periods indicated:

			Allowance
	Beginning	Provision for	on Acquired			Ending
(dollars in thousands)	Balance	Credit Losses	PCD Loans	Charge-offs	Recoveries	Balance
Three months ended September 30, 2022:
Real estate loans:
Residential properties	$4,446	$2,598	$—	$—	$—	$7,044
Commercial properties	12,714	(2,223)	—	—	—	10,491
Land and construction	1,460	(1,305)	—	—	—	155
Commercial and industrial loans	14,481	868	—	(226)	57	15,180
Consumer loans	64	(34)	—	—	—	30
Total	$33,165	$(96)	$—	$(226)	$57	$32,900

Nine months ended September 30, 2022:
Real estate loans:
Residential properties	$2,637	$4,407	$—	$—	$—	$7,044
Commercial properties	17,049	(6,558)	—	—	—	10,491
Land and construction	1,995	(1,840)	—	—	—	155
Commercial and industrial loans	11,992	3,205	—	(372)	355	15,180
Consumer loans	103	(73)	—	—	—	30
Total	$33,776	$(859)	$—	$(372)	$355	$32,900

Year ended December 31, 2021:
Real estate loans:
Residential properties	$5,115	$(1,453)	$93	$(1,118)	$—	$2,637
Commercial properties	8,711	774	7,564	—	—	17,049
Land and construction	892	1,051	52	—	—	1,995
Commercial and industrial loans	9,249	614	1,836	(706)	999	11,992
Consumer loans	233	(130)	—	—	—	103
Total	$24,200	$856	$9,545	$(1,824)	$999	$33,776

Our ACL related to loans represented 0.32% and 0.49% of total loans outstanding as of September 30, 2022, and December 31, 2021, respectively. The decrease in the ACL is primarily due to adjustments in impairment assumptions.

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

The following table presents the balance in the ACL and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total

September 30, 2022:
Allowance for credit losses:
Real estate loans:
Residential properties	$76	$6,968	$7,044
Commercial properties	2,107	8,384	10,491
Land and construction	—	155	155
Commercial and industrial loans	3,365	11,815	15,180
Consumer loans	—	30	30
Total	$5,548	$27,352	$32,900
Loans:
Real estate loans:
Residential properties	$3,508	$6,092,965	$6,096,473
Commercial properties	34,012	1,201,322	1,235,334
Land and construction	—	143,771	143,771
Commercial and industrial loans	7,570	2,867,086	2,874,656
Consumer loans	—	5,186	5,186
Total	$45,090	$10,310,330	$10,355,420

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total
December 31, 2021:
Allowance for credit losses:
Real estate loans:
Residential properties	$111	$2,526	$2,637
Commercial properties	7,967	9,082	17,049
Land and construction	52	1,943	1,995
Commercial and industrial loans	2,386	9,606	11,992
Consumer loans	—	103	103
Total	$10,516	$23,260	$33,776
Loans:
Real estate loans:
Residential properties	$9,593	$3,822,902	$3,832,495
Commercial properties	41,313	1,268,262	1,309,575
Land and construction	694	155,232	155,926
Commercial and industrial loans	9,963	1,587,902	1,597,865
Consumer loans	—	10,867	10,867
Total	$61,563	$6,845,165	$6,906,728

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of FFI common stock. The remaining balances of the Company’s lines of credit available to draw down totaled $2.4 billion at September 30, 2022.

Cash Flows Provided by Operating Activities. During the nine months ended September 30, 2022, operating activities provided net cash of $100 million, primarily due to net income of $93 million and a $30 million increase in accounts payable and other liabilities, offset partially by a $33 million increase in other assets. During the nine months ended September 30, 2021, operating activities provided net cash of $70 million, primarily due to net income of $86 million, offset partially by $21 million in gains on sales of loans.

Cash Flows Used in Investing Activities. During the nine months ended September 30, 2022, investing activities used net cash of $2.9 billion, primarily due to a $2.9 billion net increase in loans. During the nine months ended September 30, 2021 investing activities used net cash of $580 million, primarily due to a $1.1 billion net increase in loans and $306 million of securities purchases, offset partially by $207 million in cash received in principal collection and maturities of securities, and $580 million in proceeds from sales of loans.

Cash Flows Provided by Financing Activities. During the nine months ended September 30, 2022, financing activities provided net cash of $2.0 billion, consisting primarily of a net increase of $738 million in deposits, a $1.1 billion increase in FHLB advances, and a $148 million increase in subordinated debt, offset partially by $19 million in dividends paid and a $19 million decrease in other borrowings. During the nine months ended September 30, 2021, financing activities provided net cash of $664 million, consisting primarily of a net increase of $932 million in deposits, offset partially by a $255 million decrease in FHLB advances and $12 million in dividends paid.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2022 and December 31, 2021, the loan-to-deposit ratios at FFB were 108% and 84%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of September 30, 2022:

(dollars in thousands)
Commitments to fund new loans	$43,777
Commitments to fund under existing loans, lines of credit	1,380,043
Commitments under standby letters of credit	17,455

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of

September 30, 2022, FFB was obligated on $315 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $300 million of deposits from the State of California.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
September 30, 2022:
CET1 capital ratio	$919,856	9.17%	$451,256	4.50%
Tier 1 leverage ratio	919,856	7.95%	462,870	4.00%
Tier 1 risk-based capital ratio	919,856	9.17%	601,675	6.00%
Total risk-based capital ratio	1,133,770	11.31%	802,233	8.00%

December 31, 2021:
CET1 capital ratio	$846,515	11.34%	$335,801	4.50%
Tier 1 leverage ratio	846,515	8.43%	401,645	4.00%
Tier 1 risk-based capital ratio	846,515	11.34%	447,735	6.00%
Total risk-based capital ratio	887,821	11.90%	596,980	8.00%

FFB
September 30, 2022:
CET1 capital ratio	$1,025,997	10.27%	$449,398	4.50%	$649,130	6.50%
Tier 1 leverage ratio	1,025,997	8.14%	504,261	4.00%	630,326	5.00%
Tier 1 risk-based capital ratio	1,025,997	10.27%	599,197	6.00%	798,929	8.00%
Total risk-based capital ratio	1,066,583	10.68%	798,929	8.00%	998,662	10.00%

December 31, 2021:
CET1 capital ratio	$854,075	11.49%	$334,608	4.50%	$483,323	6.50%
Tier 1 leverage ratio	854,075	8.53%	400,616	4.00%	500,770	5.00%
Tier 1 risk-based capital ratio	854,075	11.49%	446,144	6.00%	594,859	8.00%
Total risk-based capital ratio	895,381	12.04%	594,859	8.00%	743,574	10.00%

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

As of September 30, 2022, FFI had $58.3 million of available liquidity as well as a revolving line of credit and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

As of September 30, 2022, the amount of capital at FFB in excess of amounts required to be well capitalized for purposes of the prompt corrective action regulations was $377 million for the CET1 capital ratio, $396 million for the Tier 1 Leverage Ratio, $227 million for the Tier 1 risk-based capital ratio and $68 million for the Total risk-based capital ratio.

The Company paid $18.6 million in cash dividends ($0.33 per common share) and purchased $2.5 million of our common stock in the first nine months of 2022. It is our current intention to continue to pay quarterly dividends. The amount and declaration of future cash dividends and stock repurchases are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. We paid $16.1 million in dividends ($0.36 per share) in 2021.

We had no material commitments for capital expenditures as of September 30, 2022. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2022, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.RISK FACTORS

There have been no material changes in the risk factors that were disclosed in Item 1A, under the caption “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2021, which we filed with the SEC on February 28, 2022.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The Company adopted a stock repurchase program on April 26, 2022, pursuant to which the Company may repurchase up to $75 million of its common stock.  This stock repurchase program, which has no stated expiration date, replaced and superseded the stock repurchase program approved by the Board of Directors on October 30, 2018, which had authorized the Company to repurchase up to 2,200,000 shares of its common stock.  The following table provides information relating to the Company’s purchases of shares of its common stock during the third quarter of 2022:

			Total Number of	Approximate Dollar
	Total Number	Average	Shares Purchased	Value of Shares That
	of Shares	Price Paid Per	as Part of Publicly	May Yet Be Purchased
Purchase Dates	Purchased	Share	Announced Program	Under the Program
July 1 to July 31, 2022	-	$-	-	$72,542,900
August 1 to August 31, 2022	-	-	-	72,542,900
September 1 to September 30, 2022	-	-	-	72,542,900
Total	-		-

ITEM 6.EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2022).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

31.1(1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: November 8, 2022	By:	/s/ KEVIN L. THOMPSON
Kevin L. Thompson
Executive Vice President and Chief Financial Officer

S-1