Form 10-K
period 2022-12-31
First Foundation Inc.
filed 2023-02-28
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) .   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

As of June 30, 2022, the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the NASDAQ Global Stock Market as of the close of business on June 30, 2022, was approximately $1.2 billion.

As of February 21, 2023, there were 56,350,719 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated herein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders, which is expected to be filed with the Commission on or before April 30, 2023.

FIRST FOUNDATION INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2022

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

We are a financial services company that provides a comprehensive platform of financial services to individuals, businesses and other organizations. We currently conduct our operations in California, Nevada, Florida, Texas, and Hawaii. Our integrated platform provides banking products and services, investment advisory and wealth management services and trust services to effectively and efficiently meet the financial needs of our clients. We provide business banking products and services to small to moderate-sized businesses and professional firms, and consumer banking products and services to individuals and families. As of December 31, 2022, we had $13.0 billion of total assets, $10.7 billion of loans, $10.4 billion of deposits, $5.0 billion of assets under management (“AUM”), and $1.3 billion of trust assets under advisement (“AUA”). Our investment advisory and wealth management and trust services provide us with a stable source of diversified, fee-based, recurring revenues, and accounted for approximately 11% of total revenue in 2022.

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

FFB’s operations comprise the banking and trust segments of our business. At December 31, 2022, FFB had $13.0 billion of total assets, $10.7 billion of loans, $10.4 billion of deposits and $1.3 billion of trust AUA.

Overview of Our Investment Advisory and Wealth Management Business

FFA is a fee-based investment advisor which provides investment advisory and wealth management services primarily to high net-worth individuals, their families and their family businesses, and other affiliated organizations. FFA strives to provide its clients with a high level of personalized service by its staff of experienced relationship managers. FFA’s operations comprise the investment advisory and wealth management segment of our business. As of December 31, 2022, FFA had $5.0 billion of AUM.

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

The following table sets forth information regarding the types of loans that we make, by principal amounts and as a percentage of our total loans outstanding at December 31:

	2022		2021
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Recorded Investment balance:
Loans secured by real estate:
Residential properties:
Multifamily	$5,341,596	49.9%	$2,886,055	41.8%
Single family	1,016,498	9.5%	933,445	13.5%
Total loans secured by residential properties	6,358,094	59.4%	3,819,500	55.3%
Commercial properties	1,203,292	11.2%	1,309,200	19.0%
Land and construction	158,565	1.5%	156,028	2.3%
Total real estate loans	7,719,951	72.1%	5,284,728	76.6%
Commercial and industrial loans	2,984,748	27.9%	1,598,422	23.2%
Consumer loans	4,481	0.0%	10,834	0.2%
Total loans	10,709,180	100.0%	6,893,984	100.0%
Premiums, discounts and deferred fees and expenses	17,013		12,744
Total	$10,726,193		$6,906,728

We have established a lending platform that provides financing solutions to our strong and stable client relationships, including individuals, businesses, and other entities. Each of our office locations are focused on serving the businesses and clients within their market area. Our lending activities serve the credit needs of individuals, owners of multifamily and commercial real estate properties, small to moderate size businesses and professional firms in our market areas. As a result we offer a variety of loan products consisting of multifamily and single family residential real estate loans, commercial real estate loans, commercial term loans and lines of credit, and consumer loans.

Our lending platform is focused on three primary channels: 1) Commercial Real Estate (“CRE”), defined as multifamily residential, non-owner occupied commercial real estate, land and construction; 2) Commercial and Industrial (“C&I”) defined as term and revolving credit/lines of credit for small to moderate-sized businesses and professional firms, and owner occupied commercial real estate; and 3) Consumer defined as loan products to individuals, including single family residential real estate loans and home equity lines of credit and other consumer-related loans focused on the current and prospective clients of our platform.  The primary objective of each of the lending channels is to provide exceptional client service to differentiate us from our competitors.  Each lending channel features standardized pricing, uniform sizing and a streamlined process resulting in a high through-put application-to-funding ratio.

CRE Loan Channel: Loans originated under the CRE loan channel are supported by the underlying cash flow from operations of the related real estate collateral. The loan types under this channel consist of multifamily residential, non-owner occupied CRE and land and construction.

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

CRE Loans – Non-owner Occupied: Our commercial real estate loans are secured by first trust deeds on nonresidential real property with terms generally up to 10 years. We typically focus on multi-tenant industrial, office and retail real estate collateral with strong, stable tenancy, strong, stable historical cash flow and located in stable, submarket locations with strong demand. We will consider special-purpose lending on a limited basis for our existing client base. These loans generally are adjustable rate loans with interest rates tied to a variety of independent indexes; although in many cases these loans have initial fixed rate periods ranging from 3 to 10 years and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the subject real estate collateral cash flow, the character and creditworthiness of the borrower and guarantors, loan-to-value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

Land and Construction: Land and construction loans are provided to borrowers with extensive construction experience and/or as an accommodation to existing or potential clients of the platform; however, some such loans were obtained through acquisition of other banks. There is not a separate sales effort to generate land and construction loans. These loans are custom tailored to fit the individual needs of each specific request. We typically consider construction loan requests for urban infill multifamily properties and owner-occupied single family primary residences in the submarket locations where we have experience and offer permanent real estate loans. Land  and construction loans are secured by first trust deeds on real property. These loans generally are adjustable rate loans with interest rates tied to a variety of independent indexes; although in some rare cases these loans have fixed interest rates for short periods and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, loan to value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

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

Commercial Loans: We offer commercial term loans and commercial lines of credit to our clients. Commercial loans generally are made to businesses that have demonstrated a history of profitable operations. To qualify for such loans, prospective borrowers generally must have operating cash flow sufficient to meet their obligations as they become due, good payment histories, proper balance sheet oversight of key cash flow drivers, and experienced management. Commercial term loans are either fixed rate loans or adjustable rate loans with interest rates tied to a variety of independent indexes and are made for terms ranging from one to seven years subject to the useful life of the asset financed. Commercial lines of credit are adjustable rate loans with interest rates usually tied to the Wall Street Journal prime rate, are made for terms ranging from one to two years, and contain various covenants, including possible requirements that the borrower reduce its credit line borrowings to zero for specified time periods during the term of the line of credit, maintains liquidity requirements with advances tied to periodic reviews and approved based upon a percentage of accounts receivable, and inventory or unmonitored lines for very small lines or credit or those with significant financial strength and liquidity. Commercial loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, debt service coverage ratios, historical and projected client income, borrower liquidity and credit history, and the trends in income and balance sheet management. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends in the client’s industry. We typically require full recourse from the owners of the entities to which we make such loans.

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

Shared National Credits Lending:  We will participate in multi-bank transactions referred to as Shared National Credits or Participations where a financial institution determines an individual loan is too large for it to be made alone. These loans are typically originated and led by other larger banks and FFB will be a participant in the transaction. The loans are sourced through relationships with originating lenders as well as through purchase of loans in the secondary market. These loans generally are made to businesses that have demonstrated a history of profitable operations. To qualify for such loans, prospective borrowers generally must have operating cash flow sufficient to meet their obligations as they become due, good payment histories, proper balance sheet oversight of key cash flow drivers, and experienced management. Syndicated/Participated term loans are either fixed rate loans or adjustable rate loans with interest rates tied to a variety of independent indexes and are generally made for terms ranging from one to seven years subject to the useful life of the asset financed. Lines of credit are adjustable rate loans with interest rates tied to a variety of independent indexes and are generally made with terms from one to five years, and contain various covenants, including possible requirements that the borrower maintain liquidity requirements with advances tied to periodic reviews. These loans are underwritten independently by us based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower, debt service coverage ratios, historical and projected client income, borrower liquidity and credit history, and the trends in income and balance sheet management. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends in the client’s industry. We typically do not require full recourse from the owners of the entities to which we make such loans.

Small Business Lending and USDA Lending: The Bank is approved as a Small Business Administration (“SBA”) lender and as a United States Department of Agriculture (“USDA”) lender. We are committed to our small business commercial lending to serve our communities and small businesses that operate in our network of retail branch locations. As government guaranteed programs, we must comply with underwriting guidelines, servicing and monitoring requirements, and terms and conditions set forth under the related programs standard operating procedures. SBA loans follow our underwriting guidelines established for non-SBA commercial and industrial loans and meet the underwriting criteria set forth by the SBA. We have also established a small balance portfolio loan program, up to a maximum loan amount of $250,000, to meet the requirements of our small business clients through a streamlined underwriting process.

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

Deposit Products and Services

The following table sets forth information regarding the type of deposits which our clients maintained with us and the average interest rates on those deposits as of December 31:

	2022			2021
			Weighted			Weighted
			Average			Average
(dollars in thousands)	Amount	% of Total	Rate	Amount	% of Total	Rate
Demand deposits:
Noninterest-bearing	$2,736,691	26.4%	—	$3,280,455	37.2%	—
Interest-bearing	2,568,850	24.8%	3.109%	2,242,684	25.5%	0.070%
Money market and savings	3,178,230	30.7%	2.373%	2,620,336	29.7%	0.275%
Certificates of deposit	1,878,841	18.1%	3.741%	668,485	7.6%	0.145%
Total	$10,362,612	100.0%	2.177%	$8,811,960	100.0%	0.111%

Deposit Products: We offer a wide range of deposit products, including personal and business checking, savings accounts, interest-bearing demand deposit accounts, money market accounts and time certificates of deposit. Our pricing strategy is to maintain deposit pricing at levels consistent with our competitors. This generally allows us to maintain our current deposit relationships. From time to time, we will offer promotional rates to attract new clients to our platform. Our pricing strategy is intended to complement our other products and services so that we can attract and retain clients without always paying the highest rates. As of December 31, 2022, our five largest bank depositors accounted for, in the aggregate, 20% of our total deposits. See Item 1A—Risk Factors.

Deposit Services: Our deposit services include the following:

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
●	Online Banking: FFB offers Online Banking and Mobile Banking services to consumer, small business and commercial clients. The consumer online platform offers account management, internal and external transfers, consumer loan payments, electronic documents, bill pay, real-time alerts, P2P payments and requests, credit score reporting and debit card management. The business online platform allows our business clients to be more productive by offering ease of access to account information, electronic documents, transfer and funds management, real-time alerts, user administration, and reporting tools. These clients can also leverage most TM services as integrated solutions through business online.
●	Online Account Opening: FFB utilizes a platform for online account acquisition. The bank offers checking, savings, and CDs, as well as complementary products such as ATM/debit cards and eStatements through the system.

Deposit Delivery Channels: Our deposit products and services are delivered through the following delivery channels:

●	Retail Banking: The retail banking delivery channel is made up of 29 banking offices located throughout our market areas. We attempt to place our banking offices in strategic locations to establish a presence in our target markets, rather than saturating a market with numerous banking offices. The sales activities at our banking offices are led by the bankers and branch managers located at the offices. In addition to a branch manager, each banking office has a strong operations manager and staff to serve the clients of the office, to provide support to the bankers and branch managers in their sales efforts and to maintain the operational integrity of their offices. In addition to the sales activities of the bankers and branch managers, we provide marketing support through periodic deposit campaigns and targeted marketing programs tailored to the region in which the banking office is located.
●	Specialty Deposits: The specialty deposits channel focuses on banking large complex commercial customers and fiduciaries who manage intricate deposit relationships. This team consists of bankers with industry expertise in our targeted specialty niches, which include, but are not limited to escrow, title, 1031 exchange accommodators, contractor retention escrows, commercial property management and homeowners associations as well as financial institutions and mortgage servicers, commercial borrowers, EB-5 projects, and political treasurers. The nature of the specialty deposit customer is generally complex and typically requires a larger volume of transactional servicing needs and reporting requirements. These customers are supported exclusively by the experts in our commercial client services team. This team is responsible for establishing new accounts, maintenance of existing accounts, monitoring accounts, account reporting, review and acceptance of depository agreements and other account related contracts. This team possesses a thorough understanding of legal documentation for complex organizations and legal and regulatory banking requirements for niche industries, balance bank control accounts, ledger posting, and funds disbursement.
●	Digital Bank: The digital bank channel offers consumers high-yield savings accounts, low cost checking accounts, and certificates of deposits through our online account opening. These digital bank products are offered to consumers across all 50 states and enables FFB to target Millennial, Gen Z, and more digitally savvy prospects with increased efficiency and is supported by a dedicated digital bank operations team.

Trust Services: FFB is licensed to provide trust services to clients in California, Florida, Nevada and Hawaii. Those services, which consist primarily of the management of trust assets, complement the investment advisory and wealth management services that FFA offers to our clients and, as a result, provide us with cross-selling opportunities. As of December 31, 2022, trust AUA totaled $1.3 billion.

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

AUM at FFA has grown at a compound annual growth rate of 8% over the four year period ending December 31, 2022. Changes in our AUM reflects additions from new clients, the gains or losses recognized from investment results, additional funds received from existing clients, withdrawals of funds by clients, and terminations.

We do not provide custodial services for our clients through FFA. Instead, client investment accounts are maintained under custodial arrangements with large, well-established brokerage firms, either directly or through FFB. However, we notify our clients that they are not obligated to use those services and that they are free to select securities brokerage firms and custodial service providers of their own choosing. We have entered into referral agreements with certain of the asset custodial firms that provide custodial services to our clients. Under these arrangements, the asset custodial firms provide referrals of prospective new clients whose wealth warrants the more personalized and expansive breadth of financial services that we are able to provide in exchange for a fee. This fee is either a percentage of the fees we charge to the client or a percentage of the AUM of the client. The asset custodial firms are entitled to continue to receive these fees for as long as we continue to provide services to the referral client. These referral agreements do not require the client to maintain their assets at the custodial firm and are fully disclosed to the client prior to our providing services to them.

Competition

The banking and investment advisory and wealth management businesses in California, Florida, Nevada, Hawaii, and Texas generally, and in our market areas, in particular, are highly competitive. A relatively small number of major national and regional banks, operating over wide geographic areas, including Wells Fargo, JP Morgan Chase, US Bank, Comerica Bank, Union Bank, Bank of America, and Fifth Third Bank dominate our banking markets. Those banks, or their affiliates, may also offer investment advisory and wealth management services. We also compete with large, well known banking and wealth management firms, including City National, First Republic and Northern Trust. Those banks and investment advisory and wealth management firms generally have much greater financial and capital resources than we do and as a result of their ability to conduct extensive advertising campaigns and their relatively long histories of operating in our markets, are generally better known than us. In addition, by virtue of their greater total capitalization, the large banks have substantially higher lending limits than we do, which enables them to make much larger loans and to offer loan products that we are not able to offer to our clients.

We compete with these much larger banks and investment advisory and wealth management firms primarily on the basis of the personal and “one-on-one” service that we provide to our clients, which many of these competitors are unwilling or unable to provide, other than to their wealthiest clients, due to costs involved or their “one size fits all” approaches to providing financial services to their clients. We believe that our principal competitive advantage is our ability to offer our services through one integrated platform, enabling us to provide our clients with the efficiencies and benefits of dealing with a cohesive group working together to assist our clients to meet their personal investment and financial goals. We believe that only the largest financial institutions in our area provide similar integrated platforms of products and services, which they sometimes reserve for their wealthiest and institutional clients. In addition, while we also compete with many local and regional banks and numerous local and regional investment advisory and wealth management firms, we believe that only a very few of these banks offer investment advisory or wealth management services and that a very few of these investment advisory and wealth management firms offer banking services.  Therefore, these competitors are not able to provide such an integrated platform of comprehensive financial services to their clients. This enables us to compete effectively for clients who are dissatisfied with the level of service provided at larger financial institutions, and are not able to receive an integrated platform of comprehensive financial services from other regional or local financial services organizations.

While we provide our clients with the convenience of technological access services, such as remote deposit capture, internet banking and mobile banking, we compete primarily by providing a high level of personal service. As a result, we do not try to compete exclusively on pricing. However, because we are located in highly competitive markets and because we are seeking to grow our businesses, we attempt to maintain our pricing in line with our principal competitors.

Supervision and Regulation

Federal and state laws extensively regulate bank holding companies and banks. This regulation is intended primarily for the protection of depositors, customers, the FDIC’s deposit insurance fund and the banking system as a whole; not for the protection of our other creditors or stockholders. Set forth below are summary descriptions of the material laws and regulations that affect or bear on our operations. The summaries are not intended, and do not purport, to be complete and are qualified in their entirety by reference to the described laws and regulations.

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

Supervisory actions by a bank’s federal regulator under the prompt corrective action rules generally depend upon an institution’s classification within one of five capital categories:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  These are determined on the basis of a bank’s Tier 1 leverage ratio, Tier 1 capital ratio and total capital ratio. Tier 1 capital consists principally of common stock and nonredeemable preferred stock and retained earnings.

FDICIA regulations implementing the prompt corrective action framework, establish minimum capital thresholds for five capital categories based on the Capital Rules. An insured depository institution’s capital category depends upon whether its capital levels meet these capital thresholds shown in the table below.

	Well-	Adequately		Significantly
Capital Measure	Capitalized	Capitalized	Undercapitalized	Undercapitalized

Tier 1 leverage ratio	5% or greater	4% or greater	Less than 4%	Less than 3%
CET1 ratio	6.5% or greater	4.5% or greater	Less than 4.5%	Less than 3%
Tier 1 risk-based capital ratio	8% or greater	6% or greater	Less than 6%	Less than 4%
Total risk-based capital ratio	10% or greater	8% or greater	Less than 8%	Less than 6%

A bank that is classified as “critically undercapitalized” if its tangible equity was equal to or less than 2% of average quarterly tangible assets.  A bank that is classified as well-capitalized, adequately capitalized or undercapitalized based on its capital levels may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition or practice warrants such treatment.

As of December 31, 2022, FFB exceeded the minimum regulatory capital requirements necessary to be considered “well-capitalized” under the prompt corrective action requirements currently in effect.

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

Potential Regulatory Enforcement Actions

If a bank holding company’s or a bank’s federal banking regulatory agency, determines that its financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of its operations are unsatisfactory or that the bank holding company or bank or its management has violated any law or regulation, the agency has the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin any “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation of law or unsafe or unsound practice; to issue an administrative order that can be judicially enforced; to require that it increase its capital; to restrict its growth; to assess civil monetary penalties against  it or its officers or directors; to remove officers and directors of the bank; and if the federal agency concludes that such conditions at the bank cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which in the case of a California state chartered bank would result in revocation of its charter and the mandatory cessation of its banking operations. Under California law the DFPI has many of these same remedial powers with respect to FFB.

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

Cash dividends from FFB are one of the principal sources of cash (in addition to any cash dividends that might be paid to the Company by FFA) that is available to the Company for its operations and to fund any cash dividends or stock repurchases that the Company’s board of directors might declare or approve in the future. The Company is a legal entity separate and distinct from FFB and FFB is subject to various statutory and regulatory restrictions on its ability to pay cash dividends to the Company. Under California law, a bank’s ability to pay cash dividends is limited to the lesser of: (i) the bank’s retained earnings or (ii) the bank’s income for its last three fiscal years (less any distributions to shareholders made during such period). However, with the prior approval of the DFPI, a bank may pay cash dividends in an amount not to exceed the greatest of the: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) net income of the bank for its current fiscal year. In addition, under FDIC regulations, FFB is generally prohibited from paying cash dividends in amounts that would cause FFB to become undercapitalized. Additionally, the

FDIC and the DFPI have the authority to prohibit FFB from paying cash dividends, if either of those agencies deems the payment of dividends by FFB to be an unsafe or unsound practice.

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

Federal Home Loan Bank System

FFB is a member of the FHLB. Among other benefits, each regional Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its member banks. Each regional Federal Home Loan Bank is financed primarily from the sale of consolidated obligations of the overall Federal Home Loan Bank system. As an FHLB member, FFB is required to own a certain amount of capital stock in the FHLB. At December 31, 2022, FFB was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members.

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

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. These new rules may require us to conduct certain internal analysis and reporting to ensure continued compliance. In 2019, the federal bank regulatory agencies adopted a rule excluding from the Volcker Rule community banks with $10 billion or less in assets and total trading assets and liabilities of five percent or less of total consolidated assets. The Company held no investment positions at December 31, 2022, that were subject to the Volcker rule.

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

Human Capital Resources

As of December 31, 2022, the Company had approximately 713 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good.

To compete with other financial institutions, our business strategy emphasizes customer relationships and personalized service.  To a large degree, our success therefore depends on the personal relationships of our employees and the quality of service they provide.  We strive to attract, develop and retain employees who can further our business strategy and build long-term stockholder value. To do so, we offer compensation, benefits, and training designed to attract, develop and retain quality employees. While we expect to hire employees as we grow, as a result of attrition and as opportunities to recruit talent may arise, in general, we believe our human capital resources are adequate for our current needs.

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

Risks Related to the COVID-19 Pandemic

Over the past three years, the COVID-19 pandemic and related government actions taken to reduce the spread of the virus have created significant economic uncertainty, reduced economic activity and changes in customer preferences and behaviors, including within our market areas.

Our business depends on the willingness and ability of our customers and employees to conduct banking and other financial transactions.  Disruptions to our customers caused by the COVID-19 pandemic could result in increased risk of delinquencies, defaults, foreclosures and losses on our loans, as well as reductions in loan demand, the liquidity of loan guarantors, loan collateral values (particularly in real estate), loan originations, interest and noninterest income and deposit availability.  In addition to restrictions on travel and business operations, other governmental and regulatory actions in response to COVID-19 could affect us in substantial and unpredictable ways, such as the potential adverse impact on state and local moratoriums on evictions and our implementation of loan modifications and deferral programs consistent with recent regulatory guidance.  While some of these measures have expired or been lifted, they could be implemented again.

The risk and impacts of the pandemic may remain prevalent for a significant period of time and may continue to adversely affect our business, results of operations and financial condition even as COVID-19 pandemic subsides.  Given the ongoing and dynamic nature of the COVID-19 pandemic, we cannot predict the full extent of its continuing impacts on our business, our operations or the economy as a whole.  However, its effects could have a material impact on our results of operations and heighten many of the other risk factors described in this report.

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

The amount of future losses may also vary depending on changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. We determine the amount of our ACL in accordance with the Current Expected Credit Loss (“CECL”) model under the Financial Accounting Standards Board’s (“FASB”) ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which became effective for our fiscal year beginning January 1, 2020. CECL requires, among other things, that we determine periodic estimates of lifetime expected future credit losses on loans in the provision for credit losses in the period when the loans are booked, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions. The standard provides significant flexibility and requires a high degree of judgment. CECL’s impact on our business will be significantly influenced by the composition, characteristics and quality of our loan portfolio and other assets impacted by CECL, as well as the prevailing economic conditions and forecasts utilized. As these factors change, CECL may require us to increase or decrease our ACL in future periods, decreasing or increasing our reported income, and introducing additional volatility into our reported earnings, possibly significantly.  Federal and state regulators, as an integral part of their examination process, review our loans and leases and ACL. In addition, regulators may impose additional capital buffers to absorb this volatility.

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

Our banking business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits, investing in securities and investment management, are sensitive to general business and economic conditions in the United States. The COVID-19 pandemic has caused and may continue to cause disruptions in the U.S. economy at large, and for small businesses in particular, and has resulted and may continue to result in disruptions to our customers’ businesses, and a decrease in consumer confidence and business generally.  If the United States economy weakens or does not improve, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, the fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States.

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

Our banking, investment advisory and wealth management operations are geographically concentrated in California, Florida, Nevada, Texas, and Hawaii, leading to significant exposure to those markets.

Our business activities and credit exposure, including real estate collateral for many of our loans, are concentrated in California, Florida, Nevada, Texas, and Hawaii.  As of December 31, 2022, approximately 88% of the loans in our loan portfolio were made to borrowers who live and/or conduct business in California (73%), Florida (10%), Texas (4%), and Nevada (1%).  This geographic concentration imposes risks from lack of geographic diversification. Difficult economic conditions in any of the markets where we operate could, among other things, affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio, adversely affecting our business, financial condition, results of operations and future prospects. Any regional or local economic downturn in the markets where we have geographic concentration or existing or prospective borrowers or property values in such markets may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.

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

The Company has permanently ceased originating any new loans or entering into any transaction that would increase its LIBOR-based exposure.  For all new variable-rate loans and transactions, the Company primarily offers Prime and SOFR as the variable-rate index.  For all LIBOR-based loans and transactions that mature after December 31, 2022, the Company has implemented procedures to identify such loans and transactions to convert the base rate of the contract to a Prime or SOFR-based rate.  Although we are currently unable to assess the ultimate impact of the transition from LIBOR, the failure to adequately manage the transition could have a material adverse effect on our business, financial condition and results of operations.

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

From time to time, we may utilize financial derivative instruments to hedge the value of our multifamily loans held for sale. Hedging is a complex process, requiring sophisticated models, experienced and skilled personnel and continual monitoring. Changes in the value of our hedging instruments may not correlate with changes in the value of our multifamily loans held for sale, and our hedging activities may be impacted by unforeseen or unexpected changes in market conditions. Further, in times of significant financial disruption, as in 2008, hedging counterparties have been known to default on their obligations.  At December 31, 2022, there were no outstanding hedge instruments.

Loans secured by multifamily and commercial real estate represent a high percentage of the loans we make, making our results of operations vulnerable to downturns in the real estate market.

At December 31, 2022, loans secured by multifamily and commercial real estate represented approximately 61% of our outstanding loans. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, and (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full. As a result, our operating results are more vulnerable to adverse changes in the real estate market than other financial institutions with more diversified loan portfolios and we could incur losses in the event of changes in economic conditions that disproportionately affect the real estate markets.

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

As of December 31, 2022, our five largest bank depositors accounted for, in the aggregate, 20% of our total deposits. As a result, a material decrease in the volume of those deposits by a relatively small number of our depositors could reduce our liquidity, in which event it could become necessary for us to replace those deposits with higher-cost deposits, the sale of securities or FHLB borrowings, which would adversely affect our net interest income and, therefore, our results of operations.

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

Since we commenced our banking business in October 2007, we have grown our banking franchise and now have 29 branch offices and 2 loan production offices in California, Florida, Nevada, Texas, and Hawaii. We plan to continue to grow our banking business both organically and through acquisitions of other banks or branches. However, the implementation of our growth strategy poses a number of risks for us, including:

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

We seek to retain proven, experienced key management personnel, augmented from time to time with external hires, in order to provide continuity of succession of our executive management team. Our future success also will depend, in part, on our ability to retain our existing, and attract additional, qualified bankers, relationship managers and investment advisory personnel. Competition for such personnel is intense. If we are not successful in retaining and attracting key personnel, our ability to retain existing clients or attract new clients could be adversely affected and our business, financial condition, results of operations or prospects could be significantly harmed.

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

We are subject to federal and applicable state income tax laws and regulations. Income tax laws and regulations are often complex and require significant judgment in determining our effective tax rate and in evaluating our tax positions. Our determination of our tax liability is subject to review by applicable tax authorities. Any audits or challenges of such determinations may adversely affect our effective tax rate, tax payments or financial condition. Given the current economic and political environment, and ongoing budgetary pressures, the enactment of new federal or state tax legislation or new interpretation of existing tax laws could occur. The implementation and evaluation of these changes may require significant judgment and substantial planning by us. These judgments and plans may require that we take new and different tax positions that if challenged could adversely affect our effective tax rate, tax payments or financial condition. In addition, we may consider the impact of tax laws and regulations when we make decisions about our business and we engage in certain strategies to minimize the impact of taxes. Consequently, any change in tax laws or regulations, or new interpretation of existing laws or regulations, could significantly alter the effectiveness of these decisions and strategies.

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

Historically, California, in which a substantial portion of our business is located, has been susceptible to natural disasters, such as earthquakes, drought, floods and wild fires. In addition to these risks, Florida and Hawaii experience tropical storms and hurricanes.  Tornadoes also occasionally strike the area of Texas where our business is located.  The nature and level of natural disasters cannot be predicted. These natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing our borrowers’ loans and interrupt our borrowers’ abilities to conduct their business in a manner to support their debt obligations, either of which could result in losses and increased provisions for loan losses for us.

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

FFA does not provide custodial services for its clients. Instead, client investment accounts are maintained under custodial arrangements with large, well-established securities brokerage firms, either directly or through arrangements made by FFA with those firms. The performance of, or even rumors or questions about the integrity or performance of, any of those brokerage firms could adversely affect the confidence of FFA’s clients in the services provided by those firms or otherwise adversely impact their custodial holdings. Such an occurrence could negatively impact the ability of FFA to retain existing or attract new clients and, as a result, could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks Related to Our Regulatory Environment

The banking industry is highly regulated, and legislative or regulatory actions taken now or in the future may have a significant adverse effect on our operations.

The banking industry is extensively regulated and supervised under both federal and state laws and regulations that are intended primarily to protect customers, depositors, the FDIC’s Deposit Insurance Fund, and the banking system as a whole, not our stockholders. We are subject to the regulation and supervision of the Federal Reserve Board, the FDIC, the DFPI and the CFPB. The banking laws, regulations and policies applicable to us govern matters ranging from the maintenance of adequate capital, safety and soundness, mergers and changes in control to the general business operations conducted by us, including permissible types, amounts and terms of loans and investments, the amount of reserves held against deposits, restrictions on dividends, imposition of specific accounting requirements, establishment of new offices and the maximum interest rate that may be charged on loans.

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

Federal and state banking agencies periodically conduct examinations of our business, including compliance with laws and regulations Such examinations may subject us to supervisory actions and our failure to comply with such actions may adversely affect us.

The Federal Reserve Board, the FDIC, the DFPI, and the CFPB  conduct examinations of our business, including for compliance with applicable laws and regulations. As a result of an examination, regulatory agencies may determine that the financial condition, capital resources, asset quality, asset concentrations, earnings prospects, management, liquidity, sensitivity to market risk, or other aspects of any of our operations are unsatisfactory, or that we or our management are in violation of any law, regulation or guideline in effect from time to time. Regulatory agencies may take a number of different remedial actions, including the power to enjoin “unsafe or unsound” practices, to require affirmative actions to correct any conditions resulting from any violation or practice, to issue an administrative order that can be judicially enforced, to direct an increase in our capital, to restrict our growth, to change the composition of our concentrations in portfolio or balance sheet assets, to assess civil monetary penalties against officers or directors, to remove officers and directors and, if such conditions cannot be corrected or there is an imminent risk of loss to depositors, the FDIC may terminate our deposit insurance. A regulatory action against us could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

We are subject to increased regulation because we have more than $10 billion in total consolidated assets.

Federal law imposes heightened requirements on bank holding companies and depository institutions that exceed $10 billion in total consolidated assets.  An insured depository institution with $10 billion or more in total assets is subject to supervision, examination, and enforcement with respect to consumer protection laws by the CFPB. Under its current policies, the CFPB will assert jurisdiction in the first quarter after the insured depository institution’s call reports show total consolidated assets of $10 billion or more for four consecutive quarters.  FFB’s total consolidated assets exceeded this amount for the first time at December 31, 2021, and met the four consecutive quarter threshold for the quarter ended September 30, 2022.  As an independent bureau within the Federal Reserve Board focused solely on consumer financial protection, the CFPB may impose requirements more strictly or severely than the FDIC.

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

We are subject to risks associated with proxy contests and other actions of activist shareholders that may cause us to incur significant expense, cause disruption to our business, and impact our stock price.

Publicly traded companies have increasingly become subject to campaigns by activist investors advocating corporate actions such as governance changes, financial restructurings, increased borrowings, special dividends, stock repurchases or even sales of assets or entire companies to third parties or the activists themselves.  Shareholder activism could give rise to perceived uncertainties as to our future, adversely affect our relationships with our employees, customers, or service providers, and make it more difficult to attract and retain qualified personnel, business partners, customers, and others important to our success, any of which could negatively impact our business and our results of operations and financial condition.  Also, we may be required to incur significant fees and other expenses related to activist shareholder matters, including for third-party advisors.  Our stock price could be subject to significant fluctuation or otherwise be adversely affected by the events, risks, and uncertainties of any shareholder activism.

A proxy contest or related activities on the part of activist stockholders could result in substantial costs and divert management’s and our Board’s attention and resources from our business.  If nominees advanced by activist stockholders are elected or appointed to our Board with a specific agenda, it may adversely affect our ability to effectively and timely implement our strategic plans or to realize long-term value from our assets, and this could in turn have an adverse effect on our business and on our results of operations and financial condition.  On December 30, 2022, we received a notice from Driver Opportunity Partners I LP (together with the participants in its solicitation, “Driver”), purporting to nominate two candidates to election as directors at our 2023 annual meeting of stockholders.  Driver has since withdrawn one candidate.  After thorough review and communication with Driver, the Company has determined that Driver’s purported nomination is materially deficient and non-compliant with the Company’s Bylaws, and is therefore invalid.  However, Driver may pursue litigation that could ultimately lead to a contested election at the Company’s 2023 annual meeting of stockholders.

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

Our Board of Directors may decide from time to time to raise additional capital by issuing additional shares of our common stock or other securities. We may also issue additional securities in connection with future acquisitions we may make. We are not restricted from issuing additional shares of common stock, including securities that are convertible into or exchangeable for, or that represent the right to receive, common stock. We cannot predict or estimate the amount, timing, or nature of any future offerings or issuances of additional stock in connection with acquisitions, or the prices at which such offerings may be affected. Such offerings could be dilutive to common stockholders. New investors also may have rights, preferences and privileges that are senior to, and that adversely affect, our then-current common stockholders. Additionally, if we raise additional capital by making additional offerings of debt or preferred equity securities, upon liquidation, holders of our debt securities and shares of preferred stock, and lenders with respect to other borrowings, will receive distributions of our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both.

Our failure to maintain effective internal controls over financial reporting could have a material adverse effect on our business and stock prices.

If we are unable to maintain the effectiveness of our internal controls over financial reporting, we may be unable to report our financial results accurately and on a timely basis. In such an event, investors and clients may lose confidence in the accuracy and completeness of our financial statements, as a result of which our liquidity, access to capital markets, and perceptions of our creditworthiness could be adversely affected and the market prices of our common stock could decline. In addition, we could become subject to investigations by NASDAQ, the SEC, the Federal Reserve, or other regulatory authorities, which could require us to expend additional financial and management resources. As a result, an inability to maintain the effectiveness of our internal control over financial reporting in the future could have a material adverse effect on our business, financial condition, results of operations and prospects.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 2.    Properties.

FFI’s corporate headquarters is located in Dallas, Texas, at 200 Crescent Court, Suite 1400, Dallas, Texas 75201. The Company has 29 banking offices and 2 loan production offices in California, Nevada, Florida, Texas, and Hawaii.  Eight of our office buildings are owned and the remaining are leased pursuant to non-cancelable operating leases that will expire between 2023 and 2035.  The building for the office in Auburn, California is owned by us and is on land that is leased under a non-cancellable lease that expires in 2028.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On November 3, 2014, our common stock became listed and commenced trading on the NASDAQ Global Stock Market under the trading symbol “FFWM”. As of February 21, 2023, a total of 56,350,719 shares of our common stock were issued and outstanding which were held of record by approximately 10,861 shareholders.  There were no sales of unregistered securities during the fiscal year ended December 31, 2022.

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

Repurchases of Common Stock

The Company adopted a stock repurchase program on April 26, 2022, pursuant to which the Company may repurchase up to $75 million  of its common stock.  This stock repurchase program, which has no stated expiration date, replaced and superseded the stock repurchase program approved by the Board of Directors on October 30, 2018, which had authorized the Company to repurchase up to 2,200,000 shares of its common stock.   The  following table provides information relating to the Company’s purchases of shares of its common stock during the fourth quarter of 2022:

			Total Number of	Approximate Dollar
	Total Number		Shares Purchased	Value of Shares That
	of Shares	Price Paid Per	as Part of Publicly	May Yet Be Purchased
Purchase Dates	Purchased	Share	Announced Program	Under the Program
October 1 to October 31, 2022	-	$-	-	$72,542,900
November 1 to November 30, 2022	75,000	13.66	75,000	71,518,400
December 1 to December 31, 2022	-	-	-	71,518,400
Total	75,000		75,000

Stock Performance Graph

The following graph shows a comparison from December 31, 2018 through December 31, 2022 of the cumulative total return for our common stock, compared against (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members, by market cap, (ii) the Russell 3000 Index, which measures the performance of the smallest 3,000 members, by market cap, of the Russell Index, and (iii) an index published by SNL Securities L.C. (“SNL”) and known as the KBW Nasdaq Regional Bank Index.

The stock performance graph assumes that $100 was invested in Company common stock at the close of market on December 31, 2018, and, at that same date, in the Russell 2000 Index, the Russell 3000 Index and the KBW Nasdaq Regional Bank Index and that any dividends paid in the indicated periods were reinvested. Shareholder returns shown in the stock performance graph are not necessarily indicative of future stock price performance.

Total Return Performance
First Foundation
Russell 2000
Russell 3000
KBW Nasdaq Regional Bank Index
Index Value
200
190
180
170
160
150
140
130
120
110
100
90
80
70
60
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022

	Period Ending
	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022

First Foundation Inc. (FFWM)	100.00	135.30	154.82	193.31	111.43
Russell 2000 Index	100.00	123.72	146.44	166.50	130.60
Russell 3000 Index	100.00	128.54	152.01	189.39	150.61
KBW Regional Bank Index	100.00	120.37	105.81	140.94	127.61

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

Item 6.    Reserved

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the year ended December 31, 2022, as compared to our results of operations in the year ended December 31, 2021; in our results of operations in the year ended December 31, 2021, as compared to our results of operations in the year ended December 31, 2020, and our financial condition at December 31, 2022 as compared to our financial condition at December 31, 2021. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Some of the factors that could cause results to differ materially from expectations are discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” contained elsewhere in this Annual Report on Form 10-K.

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

Allowance for Credit Losses - Securities Available-for-Sale (“AFS”).  For securities AFS in an unrealized loss position, the Company first evaluates whether it intends to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the security amortized cost basis is written down to fair value through income. If the criteria is not met, the Company is required to assess whether the decline in fair value has resulted from credit losses or noncredit-related factors. If the present value of expected cash flows to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist, the Company records the decline in fair value through other comprehensive income, net of related income tax effects. The Company has made the election to exclude accrued interest receivable on securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. See “Note 4: Securities” for additional information related to the Company’s allowance for credit losses on securities AFS.

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

Overview and Recent Developments

Total assets increased $2.8 billion for the year ended December 31, 2022, to $13.0 billion, representing a 28% increase from the prior year.  Total loans increased $3.3 billion for the year ended December 31, 2022, to $10.7 billion.  The increase was the result of $5.8 billion in originations partially offset by payoffs or scheduled payments of $2.5 billion.   Total deposits increased $1.6 billion for the year ended December 31, 2022, to $10.4 billion. Total revenues (net interest income and noninterest income) increased to $366.9 million in 2022 an increase of 21% over 2021.

Income before taxes for Banking increased $12.8 million, from $149.4 million in 2021, to $162.1 million in 2022. Income before taxes for Wealth Management decreased $0.9 million from $6.6 million in 2021 to $5.7 million in 2022.   On a consolidated basis, income before taxes totaled $149.8 million, compared to $151.8 million in 2021.  Consolidated results were impacted by a $6.3 million valuation loss adjustment  on the Company’s equity investment in New York Digital Investment Group, LLC (“NYDIG”).

On January 24, 2022, we completed a $150 million offering of our 3.50% fixed-to-floating rate subordinated notes due 2032.

On January 26, 2023, the Board of Directors declared a quarterly cash dividend of $0.11 per common share to be paid on February 16, 2023 to stockholders of record as of the close of business on February 6, 2023.

Results of Operations

Years Ended December 31, 2022 and 2021.

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, gains on sales of loans, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of AUM. Compensation and benefit costs, which represent the largest component of noninterest expense, accounted for 48% and 77%, respectively, of the total noninterest expense for Banking and Wealth Management in 2022.

The following tables show key operating results for each of our business segments for the years ended December 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2022:
Interest income	$403,878	$—	$—	$403,878
Interest expense	78,766	—	6,422	85,188
Net interest income	325,112	—	(6,422)	318,690
Provision for credit losses	532	—	—	532
Noninterest income	26,148	30,027	(7,941)	48,234
Noninterest expense	188,619	24,371	3,599	216,589
Income (loss) before taxes on income	$162,109	$5,656	$(17,962)	$149,803
2021:
Interest income	$247,218	$—	$—	$247,218
Interest expense	13,688	—	246	13,934
Net interest income	233,530	—	(246)	233,284
Provision for credit losses	3,866	—	—	3,866
Noninterest income	41,068	29,917	(532)	70,453
Noninterest expense	121,375	23,349	3,362	148,086
Income (loss) before taxes on income	$149,357	$6,568	$(4,140)	$151,785

General. Our net income and income before taxes in 2022 was $110.5 million and $149.8 million, respectively, as compared to $109.5 million and $151.8 million, respectively, in 2021. The $2.0 million decrease in income before taxes was the result of a $12.8 million increase in income before taxes for Banking, offset by a $0.9 million decrease in income before taxes for Wealth Management, a $6.3 million valuation loss adjustment on the Company’s equity investment in NYDIG, $6.2 million increase in interest expense primarily attributable to the subordinated notes issued in January 2022, a $1.2 million decrease in corporate noninterest income, and a $0.2 million net increase in corporate expenses. The increase in Banking income was due to higher net interest income and lower provisions offset by higher noninterest expense and lower noninterest income. The decrease in Wealth Management income was due to higher noninterest expense. The increase in corporate expenses was primarily attributable to an increase in interest expense due to the issuance of the subordinated notes.  The $6.3 million valuation loss adjustment recorded on the NYDIG equity investment was recorded as a component of noninterest income.

Our effective tax rate for 2022 was 26.2% as compared to 27.9% for 2021 and as compared to our statutory tax rate of 29.0%.

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

	Year Ended December 31:
	2022			2021
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$9,139,349	$370,078	4.05%	$5,846,315	$224,823	3.85%
Securities AFS	413,220	11,183	2.71%	806,456	20,435	2.53%
Securities HTM	760,489	15,228	2.00	—	—	—
Cash, FHLB stock, and fed funds	625,351	7,389	1.18%	756,658	1,960	0.26%
Total interest-earning assets	10,938,409	403,878	3.69%	7,409,429	247,218	3.34%
Noninterest-earning assets:
Nonperforming assets	10,609			17,338
Other	459,072			220,367
Total assets	$11,408,090			$7,647,134
Interest-bearing liabilities:
Demand deposits	$2,370,323	24,273	1.02%	$1,010,452	2,347	0.23%
Money market and savings	2,783,825	24,565	0.88%	2,318,619	8,385	0.36%
Certificates of deposit	814,906	13,007	1.60%	710,176	2,721	0.38%
Total interest-bearing deposits	5,969,054	61,845	1.04%	4,039,247	13,453	0.33%
Borrowings	754,938	23,343	3.09%	63,681	481	0.75%
Total interest-bearing liabilities	6,723,992	85,188	1.27%	4,102,928	13,934	0.34%
Noninterest-bearing liabilities:
Demand deposits	3,474,657			2,725,631
Other liabilities	112,590			75,112
Total liabilities	10,311,239			6,903,671
Shareholders’ equity	1,096,851			743,463
Total liabilities and equity	$11,408,090			$7,647,134
Net Interest Income		$318,690			$233,284
Net Interest Rate Spread			2.42%			3.00%
Net Interest Margin			2.91%			3.15%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes between 2022 as compared to 2021.

	Increase (Decrease) due to		Net Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest earned on:
Loans	$132,767	$12,488	$145,255
Securities AFS	(10,561)	1,309	(9,252)
Securities HTM	7,614	7,614	15,228
Cash, FHLB stock, and fed funds	(396)	5,825	5,429
Total interest-earning assets	129,424	27,236	156,660
Interest paid on:
Demand deposits	6,207	15,719	21,926
Money market and savings	1,977	14,203	16,180
Certificates of deposit	458	9,828	10,286
Borrowings	17,759	5,106	22,865
Total interest-bearing liabilities	26,401	44,856	71,257
Net interest income	$103,023	$(17,620)	$85,403

On a consolidated basis, the net interest margin (“NIM”) decreased 24 basis points to 2.91% in 2022 from 3.15% in 2021, as increases in the yield on interest bearing deposits exceeded the yield earned on interest earning assets.  NIM was also negatively impacted by both increases in the amount of borrowings as well as the cost of such borrowings.  The cost of interest-bearing deposits increased from 0.33% in 2021 to 1.04% in 2022, an increase of 71 basis points, while the yield earned on interest earning assets increased from 3.34% in 2021 to 3.69% in 2022, an increase of 35 basis points. The average rate on borrowings increased from 0.75% in 2021 to 3.09% in 2022, an increase of 234 basis points. The average balance of borrowings outstanding increased $691.3 million from $63.7 million in 2021 to $754.9 million in 2022.  The increase in borrowings was due to the issuance of $150 million in subordinated notes in the first quarter of 2022, the assumption of $165 million in repurchase agreements, and an increase in overnight FHLB advances.  The average balance of FHLB overnight advances increased from $1.0 million in 2021 to $329.8 million in 2022, primarily due to the need to fund the increase in new loan volume.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the estimated losses inherent in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and chargeoffs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For 2022 and 2021, we recorded provisions for credit losses of $0.5 million and $3.9 million, respectively.  The provision for credit losses in 2022 was due to growth in loan balances.  The provision for credit losses in 2021 was due to the TGRF acquisition and growth in loan balances.  For 2022 and 2021, we recorded net chargeoffs of $0.3 million and $0.8 million, respectively.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, gain on sale leaseback, and gains and losses from capital market activities. The following table provides a breakdown of noninterest income for Banking for the years ended December 31:

(dollars in thousands)	2022	2021

Year Ended December 31:
Trust fees	$9,394	$7,161
Loan related fees	9,228	9,208
Deposit charges	2,508	1,714
Gain on sale leaseback	1,061	—
Gain on sale of loans	—	21,459
Consulting fees	396	409
Other	3,561	1,117
Total noninterest income	$26,148	$41,068

Noninterest income in Banking in 2022 decreased $14.9 million from 2021 primarily due to a lack of  loan sales during the year, resulting in a decrease of $21.5 million in gain on sale of loans income.  As a result of the rising interest rate environment during 2022, the weighted average yield earned on loans increased by 20 basis points, making it more desirable to hold these assets on the balance sheet.  The decrease in noninterest income was offset by increases in trust fees and deposit charges of $3.0 million, increase in other income of $2.4 million, and a $1.1 million gain on sale leaseback transaction related to the sale of two buildings containing retail branches of the Bank, and which are now leased as a result of the sale.  The increase in trust fees was due primarily to higher levels of billable assets under advisement (“AUA”).  The increase in other income was primarily due to a $1.5 million increase in bank owned life insurance (“BOLI”) income.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the years ended December 31:

(dollars in thousands)	2022	2021
Noninterest income	$30,027	$29,917

Noninterest income for Wealth Management was unchanged in 2022 when compared to 2021.

The following table summarizes the activity in our AUM for the periods indicated:

		Existing account
	Beginning	Additions/	New
(dollars in thousands)	Balance	Withdrawals	Accounts	Terminations	Performance	Ending balance
Year Ended December 31, 2022:
Fixed income	$1,303,760	$451,841	$154,827	$(30,428)	$(180,446)	$1,699,554
Equities	3,330,639	(87,881)	108,003	(78,785)	(888,708)	2,383,268
Cash and other	1,046,206	(422,405)	305,747	(58,248)	31,155	902,455
Total	$5,680,605	$(58,445)	$568,577	$(167,461)	$(1,037,999)	$4,985,277

Year Ended December 31, 2021:
Fixed income	$1,474,479	$(195,117)	$71,181	$(45,818)	$(965)	$1,303,760
Equities	2,451,056	448,338	200,073	(156,809)	387,981	3,330,639
Cash and other	1,001,256	(209,727)	146,701	(84,213)	192,189	1,046,206
Total	$4,926,791	$43,494	$417,955	$(286,840)	$579,205	$5,680,605

The $695.3 million decrease in AUM during the year ended December 31, 2022, was primarily due to $1.0 billion in portfolio losses. The portfolio losses were reflective of the overall stock market and interest rate environment in 2022 which caused meaningful declines in equity and fixed income values. The portfolio losses were offset by a $150.6 million increase in new accounts and a $17.4 million decrease in terminations and net existing account additions/withdrawals.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the years ended December 31:

	Banking		Wealth Management
(dollars in thousands)	2022	2021	2022	2021

Year Ended December 31:
Compensation and benefits	$90,186	$68,897	$18,705	$18,039
Occupancy and depreciation	34,471	23,018	1,753	1,958
Professional services and marketing	9,193	7,862	3,211	2,836
Customer service costs	38,178	8,775	—	—
Other expenses	16,591	12,823	702	516
Total noninterest expense	$188,619	$121,375	$24,371	$23,349

Noninterest expense in Banking increased $67.2 million to $188.6 million in 2022 from $121.4 million in 2021. Compensation and benefits for Banking increased $21.3 million during 2022 as compared to 2021, due to salary increases and an increase in the average monthly FTE in Banking.  Average monthly Banking FTE increased to 647.2 in 2022, from 472.5 in 2021, due to increased staffing related to additional personnel from the TGRF acquisition and to support the growth in loans and deposits. Occupancy and depreciation expense for Banking increased $11.5 million during 2022 as compared to 2021 primarily due to the TGRF acquisition and increases in higher core processing costs related to higher loan and deposit volumes and services.  Professional services and marketing for Banking increased $1.3 million during 2022 as compared to 2021 due to increases in marketing and advertising of $0.6 million and infrastructure and IT expenses of $1.1 million, offset by decreases in other professional services of $0.4 million.  Customer service costs for Banking increased $29.4 million during 2022 as compared to 2021 due to higher earnings credits paid on deposit balances and higher deposit balances earning such credits.

Noninterest expenses for Wealth Management increased by $1.0 million for 2022, when compared to the comparable period in 2021, primarily due to increased compensation costs related to higher commission expense, resulting   from the increase in the number of new accounts.

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

	2021			2020
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$5,846,315	$224,823	3.85%	$5,333,968	$216,798	4.06%
Securities AFS	806,456	20,435	2.53%	902,085	25,688	2.85%
Securities HTM	—	—	—	—	—	—
Cash, FHLB stock, and fed funds	756,658	1,960	0.26%	262,090	1,405	0.54%
Total interest-earning assets	7,409,429	247,218	3.34%	6,498,143	243,891	3.76%
Noninterest-earning assets:
Nonperforming assets	17,338			14,606
Other	220,367			180,678
Total assets	$7,647,134			$6,693,427
Interest-bearing liabilities:
Demand deposits	$1,010,452	2,347	0.23%	$447,988	2,085	0.47%
Money market and savings	2,318,619	8,385	0.36%	1,699,152	13,619	0.80%
Certificates of deposit	710,176	2,721	0.38%	1,628,540	23,728	1.46%
Total interest-bearing deposits	4,039,247	13,453	0.33%	3,775,680	39,432	1.04%
Borrowings	63,681	481	0.75%	612,583	7,815	1.28%
Total interest-bearing liabilities	4,102,928	13,934	0.34%	4,388,263	47,247	1.08%
Noninterest-bearing liabilities:
Demand deposits	2,725,631			1,595,669
Other liabilities	75,112			67,348
Total liabilities	6,903,671			6,051,280
Stockholders’ equity	743,463			642,147
Total liabilities and equity	$7,647,134			$6,693,427
Net Interest Income		$233,284			$196,644
Net Interest Rate Spread			3.00%			2.68%
Net Interest Margin			3.15%			3.03%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes between 2021 as compared to 2020.

	Increase (Decrease) due to		Net Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest earned on:
Loans	$20,104	$(12,079)	$8,025
Securities	(2,576)	(2,677)	(5,253)
Cash, FHLB stock, and fed funds	1,576	(1,021)	555
Total interest-earning assets	19,104	(15,777)	3,327
Interest paid on:
Demand deposits	1,680	(1,419)	261
Money market and savings	3,878	(9,112)	(5,234)
Certificates of deposit	(9,106)	(11,900)	(21,006)
Borrowings	(5,047)	(2,287)	(7,334)
Total interest-bearing liabilities	(8,595)	(24,718)	(33,313)
Net interest income	$27,699	$8,941	$36,640

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

Noninterest expense in Banking increased to $121.4 million in 2021 from $102 million in 2020 due to increases in compensation and benefits, occupancy and depreciation, professional services and marketing, and customer service costs. Compensation and benefits for Banking increased $12.7 million during 2021 as compared to 2020, due to salary increases and an increase in the FTE in Banking, which increased to 547.2 in 2021, from 436.8 in 2020, as a result of the increased staffing related to additional personnel added to support the growth in loans and deposits, as well as added personnel from the TGRF acquisition. The increase in occupancy and depreciation for Banking to $23 million in 2021 from $21.4 million in 2020 was due to higher core processing costs related to higher volumes and services added during 2021. The $1.9 million increase in professional services and marketing was due to one-time costs related to the TGRF acquisition. Customer service costs for Banking increased to $8.8 million in 2021 from $7.4 million in 2020 due to increased earnings credits related to an increase in deposit balances.

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

Financial Condition

The following table shows the financial position for each of our business segments, and of Other and Elimination entries used to arrive at our consolidated totals which are included in the column labeled Other, at December 31:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
2022:
Cash and cash equivalents	$656,247	$16,757	$(16,510)	$656,494
Securities AFS, net	226,158	—	—	226,158
Securities HTM, net	862,544	—	—	862,544
Loans, net	10,692,462	—	—	10,692,462
Premises and equipment	35,788	216	136	36,140
FHLB Stock	25,358	—	—	25,358
Deferred taxes	19,671	78	4,449	24,198
REO	6,210	—	—	6,210
Goodwill and Intangibles	221,835	—	—	221,835
Other assets	233,621	428	28,731	262,780
Total assets	$12,979,894	$17,479	$16,806	$13,014,179
Deposits	$10,403,205	$—	$(40,593)	$10,362,612
Borrowings	1,176,601	—	193,335	1,369,936
Intercompany balances	1,001	971	(1,972)	—
Other liabilities	125,254	4,392	17,607	147,253
Shareholders’ equity	1,273,833	12,116	(151,571)	1,134,378
Total liabilities and equity	$12,979,894	$17,479	$16,806	$13,014,179
2021:
Cash and cash equivalents	$1,121,089	$3,195	$(2,527)	$1,121,757
Securities AFS	1,191,378	—	—	1,191,378
Loans Held For Sale	501,436	—	—	501,436
Loans, net	6,872,952	—	—	6,872,952
Premises and equipment	37,373	411	136	37,920
FHLB Stock	18,249	—	—	18,249
Deferred taxes	20,745	138	(48)	20,835
REO	6,210	—	—	6,210
Goodwill and Intangibles	222,125	—	—	222,125
Other assets	179,385	365	23,592	203,342
Total assets	$10,170,942	$4,109	$21,153	$10,196,204
Deposits	$8,836,250	$—	$(24,290)	$8,811,960
Borrowings	165,930	—	44,197	210,127
Intercompany balances	4,605	(8,204)	3,599	—
Other liabilities	92,500	4,381	13,185	110,066
Shareholders’ equity	1,071,657	7,932	(15,538)	1,064,051
Total liabilities and equity	$10,170,942	$4,109	$21,153	$10,196,204
2020:
Cash and cash equivalents	$629,066	$1,671	$(1,030)	$629,707
Securities AFS	807,426	—	—	807,426
Loans Held For Sale	505,404	—	—	505,404
Loans, net	4,779,599	—	—	4,779,599
Premises and equipment	7,313	563	136	8,012
FHLB Stock	17,250	—	—	17,250
Deferred taxes	8,663	186	(246)	8,603
Goodwill and Intangibles	95,296	—	—	95,296
Other assets	91,702	314	13,847	105,863
Total assets	$6,941,719	$2,734	$12,707	$6,957,160
Deposits	$5,919,155	$—	$(5,722)	$5,913,433
Borrowings	255,000	—	14,000	269,000
Intercompany balances	4,493	(3,519)	(974)	—
Other liabilities	65,423	3,808	9,785	79,016
Shareholders’ equity	697,648	2,445	(4,382)	695,711
Total liabilities and equity	$6,941,719	$2,734	$12,707	$6,957,160

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets. Banking has experienced and is expected to continue to experience increases in its total assets as a result of our growth strategy.

During 2022, total assets increased by $2.8 billion primarily due to a $3.3 billion increase in loans.  Loans increased as a result of $5.8 billion in originations, which was partially offset by payoffs or scheduled payments of $2.5 billion.  During 2022, the balance of loans held for sale at December 31, 2021 was transferred to loans held for investment and there were no loan sales during the year based on the Company’s strategic decision to hold the higher yield assets on the balance sheet.  During 2022, deposits increased by $1.6 billion.  The increase in deposits included increases in wholesale, specialty, digital bank, and corporate deposits of $1.3 billion, $1.1 billion, $0.4 billion, and $0.2 billion respectively, offset by a decrease in retail branch deposits of $1.4 billion.   These changes included a $0.5 billion reclassification of deposits out of the retail branches and into our commercial services division, following the conversion of TGR Financial.  Borrowings increased by $1.2 billion as of December 31, 2022, from $0.2 billion as of December 31, 2021. The increase in borrowings was largely due to a $1.0 billion increase in overnight FHLB advances and federal funds advances due to increased loan volume and the issuance of $150 million in subordinated notes in the first quarter of 2022.  At December 31, 2022, the outstanding balance on the holding company line of credit was $20.0 million.

Cash and cash equivalents, certificates of deposit and securities: Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, decreased by $465 million during 2022. Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.

Securities available for sale (“AFS”): The following table provides a summary of the Company’s AFS securities portfolio at December 31:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
2022:
Collateralized mortgage obligations	$9,865	$—	$(1,250)	$—	$8,615
Agency mortgage-backed securities	8,161	—	(585)	—	7,576
Municipal bonds	50,232	—	(3,442)	—	46,790
SBA securities	19,090	3	(138)	—	18,955
Beneficial interests in FHLMC securitization	19,415	108	(103)	(11,439)	7,981
Corporate bonds	145,024	—	(10,011)	—	135,013
U.S. Treasury	1,298	1	(71)	—	1,228
Total	$253,085	$112	$(15,600)	$(11,439)	$226,158

2021:
Collateralized mortgage obligations	$13,862	$—	$(37)	$—	$13,825
Agency mortgage-backed securities	928,546	6,563	(6,120)	—	928,989
Municipal bonds	52,052	94	—	—	52,146
SBA securities	27,970	2	—	—	27,972
Beneficial interests in FHLMC securitization	21,606	373	—	(10,399)	11,580
Corporate bonds	154,027	2,441	(92)	—	156,376
U.S. Treasury	499	—	(9)	—	490
Total	$1,198,562	$9,473	$(6,258)	$(10,399)	$1,191,378

2020:
Agency mortgage-backed securities	$705,752	$18,243	$—	$—	$723,995
Municipal bonds	1,012	95	—	—	1,107
Beneficial interests in FHLMC securitization	30,497	211	—	(7,245)	23,463
Corporate bonds	57,000	1,358	—	—	58,358
U.S. Treasury	500	3	—	—	503
Total	$794,761	$19,910	$—	$(7,245)	$807,426

At December 31, 2022, U.S. Treasury securities of $1.2 million included in the table above are pledged as collateral to the States of California and Florida to meet regulatory requirements related to the Bank’s trust operations, $231.7 million of agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into from 2018 through 2021 and $186.3 million of SBA securities are pledged as collateral for repurchase agreements obtained from the TGRF acquisition.

Excluding allowance for credit losses, the decrease in AFS securities in 2022 compared to 2021 was due primarily to the $917 million transfer of agency mortgage-backed securities to held to maturity.  Excluding allowance for credit losses, the $387 million increase in AFS securities in 2021 compared to 2020 was due primarily to $454 million in security purchases and $222 million in securities acquired from TGRF, offset partially by $268 million in principal payments, and decreases in unrealized gains on securities.

The table below indicates, as of December 31, 2022, the gross unrealized losses and fair values of our securities AFS, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$2	$—	$8,613	$(1,250)	$8,615	$(1,250)
Agency mortgage-backed securities	6,882	(525)	696	(60)	7,578	(585)
Municipal bonds	44,971	(3,244)	1,819	(198)	46,790	(3,442)
SBA securities	17,237	(137)	121	(1)	17,358	(138)
Beneficial interests in FHLMC securitization	4,217	(103)	—	—	4,217	(103)
Corporate bonds	108,056	(6,476)	26,957	(3,535)	135,013	(10,011)
U.S. Treasury	376	(23)	451	(48)	827	(71)
Total temporarily impaired securities	$181,741	$(10,508)	$38,657	$(5,092)	$220,398	$(15,600)

The table below indicates, as of December 31, 2021, the gross unrealized losses and fair values of our securities AFS, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

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

The scheduled maturities of securities AFS and the related weighted average yields were as follows as of December 31, 2022:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$686	$9,179	$9,865
Agency mortgage-backed securities	—	4,384	2,107	1,670	8,161
Municipal bonds	301	8,002	34,501	7,428	50,232
SBA securities	14	1,402	1,278	16,396	19,090
Beneficial interests in FHLMC securitization	—	9,860	—	9,555	19,415
Corporate bonds	6,006	28,993	104,494	5,531	145,024
U.S. Treasury	—	1,298	—	—	1,298
Total	$6,321	$53,939	$143,066	$49,759	$253,085
Weighted average yield	4.36%	3.96%	3.38%	1.91%	3.24%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$623	$7,992	$8,615
Agency mortgage-backed securities	—	4,133	1,960	1,483	7,576
Municipal bonds	299	7,565	32,690	6,236	46,790
SBA securities	14	1,395	1,272	16,274	18,955
Beneficial interests in FHLMC securitization	—	9,860	—	9,560	19,420
Corporate bonds	6,001	28,022	96,734	4,256	135,013
U.S. Treasury	—	1,228	—	—	1,228
Total	$6,314	$52,203	$133,279	$45,801	$237,597

Securities held to maturity (“HTM”): The following table provides a summary of the Company’s HTM securities portfolio at December 31:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
2022:
Agency mortgage-backed securities	$862,544	$—	$(89,483)	$—	$773,061
Total	$862,544	$—	$(89,483)	$—	$773,061

There were no securities held to maturity as of December 31, 2021 and 2020.

The scheduled maturities of securities HTM, and the related weighted average yield is as follows, as of December 31, 2022:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2022
Amortized Cost:
Agency mortgage-backed securities	$—	$208	$17,689	$844,647	$862,544
Total	$—	$208	$17,689	$844,647	$862,544
Weighted average yield	—%	0.36%	1.12%	2.31%	2.28%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$192	$16,148	$756,721	$773,061
Total	$—	$192	$16,148	$756,721	$773,061

Loans. The following table sets forth our loans, by loan category, as of December 31:

	December 31,	December 31,
(dollars in thousands)	2022	2021
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$5,341,596	$2,886,055
Single family	1,016,498	933,445
Total real estate loans secured by residential properties	6,358,094	3,819,500
Commercial properties	1,203,292	1,309,200
Land and construction	158,565	156,028
Total real estate loans	7,719,951	5,284,728
Commercial and industrial loans	2,984,748	1,598,422
Consumer loans	4,481	10,834
Total loans	10,709,180	6,893,984
Premiums, discounts and deferred fees and expenses	17,013	12,744
Total	$10,726,193	$6,906,728

Loans increased $3.3 billion in 2022 compared to 2021 as a result of $5.8 billion in originations, which was partially offset by payoffs or scheduled payments of $2.5 billion.  During 2022, the balance of loans held for sale totaling $0.5 million was transferred to loans held for investment and there were no loan sales during the year.

The scheduled maturities, as of December 31, 2022, of the performing loans categorized as land and construction loans and as commercial and industrial loans, are as follows:

				Loans With a Scheduled
	Scheduled Maturity			Maturity After One Year
		Due After One
	Due in One Year	Year Through	Due After	Loans With	Loan With
(dollars in thousands)	or Less	Five Years	Five Years	Fixed Rates	Adjustable Rates
Land and construction loans	$54,076	$74,298	$30,191	$76,830	$27,659
Commercial and industrial loans	264,508	1,493,524	1,226,716	2,507,975	212,265

Deposits: The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of December 31:

	2022		2021		2020
		Weighted		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$2,736,691	—	$3,280,455	—	$1,655,847	—
Interest-bearing	2,568,850	3.109%	2,242,684	0.070%	871,289	0.372%
Money market and savings	3,178,230	2.373%	2,620,336	0.275%	2,407,401	0.549%
Certificates of deposit	1,878,841	3.741%	668,485	0.145%	978,896	0.591%
Total	$10,362,612	2.177%	$8,811,960	0.111%	$5,913,433	0.376%

During 2022, deposits increased by $1.6 billion.  The increase in deposits included increases in wholesale, specialty, digital bank, and corporate deposits of $1.3 billion, $1.1 billion, $0.4 billion, and $0.2 billion respectively, offset by a decrease in retail branch deposits of $1.4 billion.  These changes included a $0.5 billion reclassification of deposits out of the retail branches and into our commercial services division, following the conversion of TGR Financial.  The $2.9 billion increase in deposits during 2021 was due to increases in branch deposits of $2.5 billion and specialty deposits of $0.7 billion, offset by decreases in digital banking deposits of $0.1 billion and $0.2 billion decrease in wholesale deposits. The increase in deposits was also primarily due to the TGRF acquisition, which contributed $2.2 billion of deposits.

During 2022, our deposit rates moved in a manner consistent with overall deposit market rates.  The weighted average rate of our interest-bearing deposits increased from 0.18% at December 31, 2021, to 2.96% at December 31, 2022, due to increased costs of interest-bearing deposits, while the weighted average interest rates of total deposits increased from 0.11% at December 31, 2021, to 2.18% at December 31, 2022.  The weighted average rate of interest-bearing deposits decreased from 0.52% at December 31, 2020, to 0.18% at December 31, 2021, while the weighted average interest rates of both interest-bearing and noninterest-bearing deposits decreased from 0.38% at December 31, 2020 to 0.11% at December 31, 2021.  The financial impact of the increase in noninterest-bearing deposits from 2020 to 2021 is reflected in customer service costs, which are included in noninterest expense.

The maturities of our certificates of deposit of $100,000 or more were as follows as of December 31, 2022:

(dollars in thousands)
3 months or less	$535,702
Over 3 months through 6 months	319,405
Over 6 months through 12 months	594,888
Over 12 months	362,114
Total	$1,812,109

From time to time, the Bank will utilize brokered deposits as a source of funding. As of December 31, 2022, the Bank held $1.3 billion of deposits which are classified as brokered deposits.

Borrowings: At December 31, 2022, our borrowings consisted of $805 million in overnight FHLB advances at FFB, $200 million in federal funds purchased at FFB, $174 million in subordinated notes at the holding company, $171 million of repurchase agreements at FFB, and $20.0 million of borrowings under a holding company line of credit.  At December 31, 2021, our borrowings consisted of $26 million in subordinated notes, $165 million of repurchase agreements, and $18.5 million of borrowings under a holding company line of credit.

The overnight FHLB advances outstanding bore an interest rate of 4.65% and were paid in full in early January 2023.  The federal funds purchased bore an interest rate of 4.55% and were paid in full in January 2023.  The $174 million in subordinated notes consist of $150 million of fixed-to-floating rate notes that mature in February 2032.  The notes initially bear a rate of 3.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2022, until February 1, 2027.  From and including February 1, 2027 to, but excluding February 1, 2032, or the date of earlier redemption, the notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be Three-Month Term Secured Overnight Financing Rate, or “SOFR”), each as defined in and subject to the provisions of the indenture under which the notes were issued, plus 204 basis points (2.04%), payable quarterly in arrears on February 1, May 1, August 1, and November 1 of each year, commencing on May 1, 2027. The remaining $24 million in subordinated notes mature in June 2030 and bear a fixed interest rate of 6.0%, until June 30, 2025, at which time they will convert to a floating rate based on three-month SOFR, plus 590 basis points (5.90%), until maturity.

The average balance of borrowings during 2022 was $755 million, as compared to $64 million during 2021. The weighted average interest rate on these borrowings was 3.09% during 2022, as compared to 0.75% during 2021. The maximum amount of short-term FHLB advances outstanding at any month-end during 2022 and 2021, was $1.3 billion and $255 million, respectively.

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

	Past Due and Still Accruing
			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
2022:
Real estate loans:
Residential properties	$511	$57	$—	$2,556	$3,124	$6,374,100	$6,377,224
Commercial properties	15,000	946	1,213	4,547	21,706	1,180,357	1,202,063
Land and construction	—	—	—	—	—	157,630	157,630
Commercial and industrial loans	385	1,495	982	3,228	6,090	2,978,668	2,984,758
Consumer loans	—	167	—	—	167	4,351	4,518
Total	$15,896	$2,665	$2,195	$10,331	$31,087	$10,695,106	$10,726,193
Percentage of total loans	0.15%	0.02%	0.02%	0.10%	0.29%

2021:
Real estate loans:
Residential properties	$1,519	$310	$—	$3,281	$5,110	$3,827,385	$3,832,495
Commercial properties	2,934	—	—	1,529	4,463	1,305,112	1,309,575
Land and construction	—	—	—	—	—	155,926	155,926
Commercial and industrial loans	303	260	—	3,520	4,083	1,593,782	1,597,865
Consumer loans	—	—	—	—	—	10,867	10,867
Total	$4,756	$570	$—	$8,330	$13,656	$6,893,072	$6,906,728
Percentage of total loans	0.07%	0.01%	—%	0.12%	0.20%

2020:
Real estate loans:
Residential properties	$35	$—	$—	$10,947	$10,982	$3,042,574	$3,053,556
Commercial properties	951	240	—	4,544	5,735	743,072	748,807
Land and construction	—	—	—	—	—	55,832	55,832
Commercial and industrial loans	1,013	411	152	5,137	6,713	911,963	918,676
Consumer loans	—	—	—	—	—	18,888	18,888
Total	$1,999	$651	$152	$20,628	$23,430	$4,772,329	$4,795,759
Percentage of total loans	0.04%	0.01%	—%	0.43%	0.49%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
December 31, 2022
Real estate loans:
Residential properties	$—	$2,556
Commercial properties	—	4,547
Commercial and industrial loans	2,016	1,212
Total	$2,016	$8,315

December 31, 2021
Real estate loans:
Residential properties	$—	$3,281
Commercial properties	—	1,529
Commercial and industrial loans	1,733	1,788
Total	$1,733	$6,598

The following table presents the composition of troubled debt restructurings (“TDRs”) by accrual and nonaccrual status as of:

	December 31, 2022			December 31, 2021
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential loans	$—	$—	$—	$1,200	$—	$1,200
Commercial real estate loans	929	1,066	1,995	1,021	1,174	2,195
Commercial and industrial loans	166	1,412	1,578	493	2,030	2,523
Total	$1,095	$2,478	$3,573	$2,714	$3,204	$5,918

These loans were classified as a TDR as a result of a reduction in required principal payments and/or an extension of the maturity date of the loans.

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans for the year ended December 31:

				Allowance
	Beginning	Adoption of	Provision for	on Acquired			Ending
(dollars in thousands)	Balance	ASC 326	Credit Losses	PCD Loans	Chargeoffs	Recoveries	Balance
2022:
Real estate loans:
Residential properties	$2,637	$—	$5,674	$—	$(5)	$—	$8,306
Commercial properties	17,049	—	(8,335)	—	—	—	8,714
Land and construction	1,995	—	(1,831)	—	—	—	164
Commercial and industrial loans	11,992	—	4,804	—	(711)	436	16,521
Consumer loans	103	—	(73)	—	(4)	—	26
Total	$33,776	$—	$239	$—	$(720)	$436	$33,731
2021:
Real estate loans:
Residential properties	$5,115	$—	$(1,453)	$93	$(1,118)	$—	$2,637
Commercial properties	8,711	—	774	7,564	—	—	17,049
Land and construction	892	—	1,051	52	—	—	1,995
Commercial and industrial loans	9,249	—	614	1,836	(706)	999	11,992
Consumer loans	233	—	(130)	—	—	—	103
Total	$24,200	$—	$856	$9,545	$(1,824)	$999	$33,776
2020:
Real estate loans:
Residential properties	$8,423	$363	$(3,671)	$—	$—	$—	$5,115
Commercial properties	4,166	3,760	785	—	—	—	8,711
Land and construction	573	92	227	—	—	—	892
Commercial and industrial loans	7,448	—	2,642	—	(1,844)	1,003	9,249
Consumer loans	190	—	43	—	—	—	233
Total	$20,800	$4,215	$26	$—	$(1,844)	$1,003	$24,200
2019:
Real estate loans:
Residential properties	$9,216	$—	$(793)	$—	$—	$—	$8,423
Commercial properties	4,547	—	(381)	—	—	—	4,166
Land and construction	391	—	182	—	—	—	573
Commercial and industrial loans	4,628	—	3,653	—	(2,687)	1,854	7,448
Consumer loans	218		(24)	—	(5)	1	190
Total	$19,000	$—	$2,637	$—	$(2,692)	$1,855	$20,800
2018:
Real estate loans:
Residential properties	$9,715	$—	$(499)	$—	$—	$—	$9,216
Commercial properties	4,399	—	359	—	(211)	—	4,547
Land and construction	395	—	(4)	—	—	—	391
Commercial and industrial loans	3,624	—	4,413	—	(3,978)	569	4,628
Consumer loans	267	—	(49)	—	—	—	218
Total	$18,400	$—	$4,220	$—	$(4,189)	$569	$19,000

Excluding the loans acquired in an acquisition and any related allocated ACL for loans, our ACL related to loans represented 0.31% and 0.49% of total loans outstanding as of December 31, 2022, and December 31, 2021, respectively.

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

On January 1, 2020, we adopted a new accounting standard which replaces the “incurred loss” model for measuring credit losses discussed above with a new “expected loss” model. See “Note 1: Summary of Significant Accounting Policies—Allowance for Credit Losses” for additional details.

The following table presents the balance in the ACL and the recorded investment in loans by impairment method at December 31:

	Evaluated for Impairment
(dollars in thousands)	Individually	Collectively	Total

2022:
Allowance for credit losses:
Real estate loans:
Residential properties	$87	$8,219	$8,306
Commercial properties	1,834	6,880	8,714
Land and construction	—	164	164
Commercial and industrial loans	3,122	13,399	16,521
Consumer loans	—	26	26
Total	$5,043	$28,688	$33,731
Loans:
Real estate loans:
Residential properties	$3,479	$6,373,745	$6,377,224
Commercial properties	34,278	1,167,785	1,202,063
Land and construction	—	157,630	157,630
Commercial and industrial loans	9,397	2,975,361	2,984,758
Consumer loans	—	4,518	4,518
Total	$47,154	$10,679,039	$10,726,193
2021:
Allowance for credit losses:
Real estate loans:
Residential properties	$111	$2,526	$2,637
Commercial properties	7,967	9,082	17,049
Land and construction	52	1,943	1,995
Commercial and industrial loans	2,386	9,606	11,992

Consumer loans	—	103	103
Total	$10,516	$23,260	$33,776
Loans:
Real estate loans:
Residential properties	$9,593	$3,822,902	$3,832,495
Commercial properties	41,313	1,268,262	1,309,575
Land and construction	694	155,232	155,926
Commercial and industrial loans	9,963	1,587,902	1,597,865
Consumer loans	—	10,867	10,867
Total	$61,563	$6,845,165	$6,906,728
2020:
Allowance for credit losses:
Real estate loans:
Residential properties	$1,059	$4,056	$5,115
Commercial properties	374	8,337	8,711
Land and construction	—	892	892
Commercial and industrial loans	956	8,293	9,249
Consumer loans	—	233	233
Total	$2,389	$21,811	$24,200
Loans:
Real estate loans:
Residential properties	$12,414	$3,041,142	$3,053,556
Commercial properties	17,304	730,503	747,807
Land and construction	—	55,832	55,832
Commercial and industrial loans	6,472	912,204	918,676
Consumer loans	—	18,888	18,888
Total	$36,190	$4,758,569	$4,794,759
2019:
Allowance for credit losses:
Real estate loans:
Residential properties	$—	$8,423	$8,423
Commercial properties	107	4,059	4,166
Land and construction	—	573	573
Commercial and industrial loans	763	6,685	7,448
Consumer loans	—	190	190
Total	$870	$19,930	$20,800
Loans:
Real estate loans:
Residential properties	$2,897	$3,012,203	$3,015,100
Commercial properties	6,689	827,353	834,042
Land and construction	—	70,257	70,257
Commercial and industrial loans	9,316	590,897	600,213
Consumer loans	—	16,273	16,273
Total	$18,902	$4,516,983	$4,535,885
2018:
Allowance for credit losses:
Real estate loans:
Residential properties	$—	$9,216	$9,216
Commercial properties	126	4,421	4,547
Land and construction	—	391	391
Commercial and industrial loans	290	4,338	4,628
Consumer loans	—	218	218
Total	$416	$18,584	$19,000
Loans:
Real estate loans:
Residential properties	$651	$2,861,112	$2,861,763
Commercial properties	2,871	866,298	869,169
Land and construction	697	79,490	80,187
Commercial and industrial loans	8,559	441,246	449,805
Consumer loans	—	22,699	22,699
Total	$12,778	$4,270,845	$4,283,623

Liquidity

Liquidity management focuses on our ability to generate, on a timely and cost-effective basis, cash sufficient to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings as well as to pay operating expenses. Our liquidity management is both a daily and long-term function of funds management. Liquid assets are generally invested in marketable securities or held as cash at the Federal Reserve Bank of San Francisco or other financial institutions.

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances, federal funds purchased, and proceeds from borrowings and sales of FFI common stock. The remaining balances of the Company’s lines of credit available to draw down totaled $2.9 billion at December 31, 2022.

Cash Flows Provided by Operating Activities. During the year ended December 31, 2022, operating activities provided net cash of $101 million, comprised primarily of our net income of $111 million and $16 million increase in other liabilities, offset partially by a $39 million increase in other assets. During the year ended December 31, 2021, operating activities provided net cash of $97 million, comprised primarily of our net income of $110 million and $23 million increase in other liabilities, offset partially by a $39 million increase in other assets.

Cash Flows Used in Investing Activities. During the year ended December 31, 2022, investing activities used net cash of $3.2 billion, primarily to fund a $3.3 billion net increase in loans and $173 million in purchases of securities HTM and AFS, offset partially by $253 million in principal collections of securities HTM and AFS.  During the year ended December 31, 2021, investing activities used net cash of $79 million, primarily to fund a $1.6 billion net increase in loans and $455 million in purchases of securities AFS, offset partially by $1.1 billion in cash received from the TGRF acquisition, $580 million in proceeds from loan sales, and $268 million in principal collections of securities AFS.

Cash Flow Provided by Financing Activities. During the year ended December 31, 2022, financing activities provided net cash of $2.7 billion, consisting primarily of a net increase of $1.6 billion in deposits, a net increase of $1.0 billion in FHLB and other advances, and $148 million net increase in subordinated debt, offset partially by $25 million in dividends paid.  During the year ended December 31, 2021, financing activities provided net cash of $474 million, consisting primarily of a net increase of $728 million in deposits and a net $17 million increase in our line of credit borrowing, offset partially by a $255 million decrease in FHLB advances and $16 million in dividends paid.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At December 31, 2022 and 2021, the loan-to-deposit ratios at FFB were 103.5%, and 84.1%, respectively.

Contractual Obligations

The following table summarizes the indicated contractual obligations of the Company as of December 31, 2022:

	Payments Due by Period
		Less Than			More Than
(dollars in thousands)	Total	1 Year	1 – 3 Years	3 – 5 Years	5 Years

Subordinated notes	$174,165	$—	$—	$—	$174,165
FFI line of credit loan	20,000	—	20,000	—	—
Operating lease obligations	38,836	6,794	13,200	9,768	9,074
Total	$233,001	$6,794	$33,200	$9,768	$183,239

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of December 31, 2022:

(dollars in thousands)
Commitments to fund under existing loans, lines of credit	1,292,332
Commitments under standby letters of credit	19,486

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of December 31, 2022, FFB was obligated on $315 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $300 million of deposits from the State of California.

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

Gap Analysis. Under this analysis, rate sensitivity is measured by the extent to which our interest-earning assets and interest-bearing liabilities reprice or mature at different times. Rate sensitivity gaps in which the repricing of interest-earning assets exceed the repricing of interest-bearing liabilities tend to produce an expanded net yield on interest-earning assets in rising interest rate environments and a reduced net yield on interest-earning assets in declining interest rate environments. Conversely, when the repricing of interest-bearing liabilities exceed the repricing of interest-earning assets, the net yield on interest-earning assets generally declines in rising interest rate environments and increases in declining interest rate environments. The following table sets forth the interest-earning assets and interest-bearing liabilities on the basis of when they reprice or mature as of December 31, 2022:

	Less than	From 1 to	From 3 to
(dollars in thousands)	1 year	3 Years	5 Years	Over 5 Years	Total
Interest-earnings assets:
Cash equivalents	$567,049	$—	$—	$—	$567,049
Securities, FHLB stock	275,552	295,765	198,661	427,483	1,197,461
Loans	3,511,166	3,840,759	1,793,544	1,361,999	10,507,468
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	(3,618,679)	—	—	—	(3,618,679)
Money market and savings	(3,177,996)	—	—	—	(3,177,996)
Certificates of deposit	(1,468,610)	(429,322)	(41,126)	(3,273)	(1,942,331)
Borrowings	(1,176,602)	—	—	—	(1,176,602)
Net: Current Period	$(5,088,120)	$3,707,202	$1,951,079	$1,786,209	$2,356,370
Net: Cumulative	$(5,088,120)	$(1,380,918)	$570,161	$2,356,370

The cumulative positive total of $2.4 billion reflects the funding provided by noninterest-bearing deposits and equity. Because we had a $5.1 billion net negative position at December 31, 2022 for the repricing period of less than one year, the result of this analysis indicates that we would be adversely impacted by a short term increase in interest rates and would benefit from a short term decrease in interest rates.

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

Net Interest Income Simulations (“NII”). Under this analysis, we use a simulation model to measure and evaluate potential changes in our net interest income resulting from changes in interest rates. This model measures the impact of instantaneous shocks of 100, 200, 300 and 400 basis points on our net interest income over a 12 month forecast period. The computed changes to our net interest income between hypothetical rising and declining rate scenarios for the twelve month period beginning December 31, 2022 are as follows:

Estimated Increase
(Decrease) in Net
Assumed Instantaneous Change in Interest Rates	Interest Income
+ 100 basis points	(5.34)%
+ 200 basis points	(10.67)%
+ 300 basis points	(16.55)%
+ 400 basis points	(22.87)%
- 100 basis points	5.25%
- 200 basis points	10.51%

The modeled one year NII results indicate that the Bank would be adversely impacted in the up rate shock scenarios of 100 through 400 basis points. We did not include rate shock scenarios below the down 200 basis points because we believe those scenarios are not meaningful for IRR modeling based on the current interest rate environment.

Economic Value of Equity Calculations (“EVE”). The EVE measures the sensitivity of our market value equity to simultaneous changes in interest rates. EVE is derived by subtracting the economic value of FFB’s liabilities from the economic value of its assets, assuming current and hypothetical interest rate environments. EVE is based on all of the future cash flows expected to be generated by FFB’s current balance sheet, discounted to derive the economic value of FFB’s assets & liabilities. These cash flows may change depending on the assumed interest rate environment and the resulting changes in other assumptions, such as prepayment speeds. The computed changes to our economic value of equity between hypothetical rising and declining rate scenarios as of December 31, 2022 are as follows:

Estimated Increase
(Decrease)
in Economic
Assumed Instantaneous Change in Interest Rates	Value of Equity
+ 100 basis points	3.50%
+ 200 basis points	5.99%
+ 300 basis points	7.18%
+ 400 basis points	7.10%
- 100 basis points	(4.86)%
- 200 basis points	(11.50)%

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB (on a stand-alone basis) as of the respective dates and as compared to the respective regulatory requirements applicable to them:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2022
CET1 capital ratio	$931,125	9.18%	$456,603	4.50%
Tier 1 leverage ratio	931,125	7.44%	500,327	4.00%
Tier 1 risk-based capital ratio	931,125	9.18%	608,804	6.00%
Total risk-based capital ratio	1,145,765	11.29%	811,739	8.00%
December 31, 2021
CET1 capital ratio	$846,515	11.34%	$335,801	4.50%
Tier 1 leverage ratio	846,515	8.43%	401,645	4.00%
Tier 1 risk-based capital ratio	846,515	11.34%	447,735	6.00%
Total risk-based capital ratio	887,821	11.90%	596,980	8.00%
December 31, 2020
CET1 capital ratio	$589,276	11.55%	$229,400	4.50%
Tier 1 leverage ratio	589,276	8.93%	263,986	4.00%
Tier 1 risk-based capital ratio	589,276	11.55%	305,987	6.00%
Total risk-based capital ratio	620,700	12.17%	407,982	8.00%
FFB
December 31, 2022
CET1 capital ratio	$1,070,648	10.60%	$454,655	4.50%	$656,724	6.50%
Tier 1 leverage ratio	1,070,648	8.59%	498,725	4.00%	623,406	5.00%
Tier 1 risk-based capital ratio	1,070,648	10.60%	606,207	6.00%	808,276	8.00%
Total risk-based capital ratio	1,111,952	11.01%	808,276	8.00%	1,010,345	10.00%
December 31, 2021
CET1 capital ratio	$854,075	11.49%	$334,608	4.50%	$483,323	6.50%
Tier 1 leverage ratio	854,075	8.53%	400,616	4.00%	500,770	5.00%
Tier 1 risk-based capital ratio	854,075	11.49%	446,144	6.00%	594,859	8.00%
Total risk-based capital ratio	895,381	12.04%	594,859	8.00%	743,574	10.00%
December 31, 2020
CET1 capital ratio	$591,171	11.63%	$228,703	4.50%	$330,349	6.50%
Tier 1 leverage ratio	591,171	8.98%	263,330	4.00%	329,162	5.00%
Tier 1 risk-based capital ratio	591,171	11.63%	304,938	6.00%	406,583	8.00%
Total risk-based capital ratio	622,595	12.25%	406,583	8.00%	508,229	10.00%

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

As of December 31, 2022, the amount of capital at FFB in excess of amounts required to be well capitalized for purposes of the prompt corrective action regulations was $414 million for the CET1 capital ratio, $447 million for the Tier 1 Leverage Ratio, $262 million for the Tier 1 risk-based capital ratio and $102 million for the Total risk-based capital ratio.

As of December 31, 2022, FFI had $42.8 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

On January 26, 2023, the Board of Directors declared a quarterly cash dividend of $0.11 per common share to be paid on February 16, 2023, to stockholders of record as of the close of business on February 6, 2023.  It is our current intention to continue to pay quarterly dividends. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I above. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. We paid $24.8 million ($0.44 per share), $16.1 million ($0.28 per share) and $12.5 million ($0.28 per share) in dividends in 2022, 2021 and 2020, respectively.

We had no material commitments for capital expenditures as of December 31, 2022. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations. See Item 1A – “Risk Factors” in Part I above for information regarding the impact that future sales of our common stock may have on the share ownership of our existing stockholders.

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

FIRST FOUNDATION INC
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of First Foundation Inc.

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Foundation Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related statements of income, comprehensive income, changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of 2022, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Basis for Opinion

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Assessment on Internal Control.  Our responsibility is to express an opinion on the entity’s financial statements and an opinion on the entity’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Definition and Limitations of Internal Control Over Financial Reporting

An entity’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. An entity’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the entity; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the entity are being made only in accordance with authorizations of management and directors of the entity; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the entity’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Allowance for Credit Losses

The Company has a gross loan portfolio of $10.7 billion and related allowance for credit losses (ACL) of $33.7 million as of December 31, 2022. As discussed in Notes 1 & 6 to the Company’s consolidated financial statements, the ACL represents management’s estimate of expected credit losses over the contractual life of the loan portfolio. The ACL is estimated using relevant available information relating to past events, current economic conditions, and reasonable and supportable forecasts, as well as qualitative adjustments applied on a portfolio segment basis. The qualitative adjustments are used to bring the ACL to the level management believes is appropriate based on factors that are otherwise unaccounted for in the quantitative process.

Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

Our considerations and procedures performed to address this critical audit matter included:

●	Obtaining an understanding of the Company’s process for establishing the ACL, including the models selected by management to estimate quantitative components of the ACL and qualitative adjustments made to the ACL. This includes the process utilized by management to challenge the model results and determine the best estimate of the ACL as of the balance sheet date.

●	Evaluating the design and testing the operating effectiveness of controls relating to the development and approval of the ACL methodology, management’s identification and determination of the significant assumptions used in the Probability of Default (PD) and Loss Given Default (LGD) models, controls around the reliability and accuracy of the data used in the models, analysis of the ACL results and management’s review and approval of the ACL.

●	Evaluating the appropriateness of the model methodology used to incorporate a reasonable and supportable forecast period and reversion to historical loss rates by inspecting the model documentation and by comparing it to relevant industry practices.

●	Determining whether the loan portfolio is segmented by similar risk characteristics by comparing to the Company’s business environment and relevant industry practices.

●	Testing the completeness and accuracy of internal loan level data used as the basis for the calculation.

●	Evaluating the reasonableness of forecasted economic scenarios provided by a third party.

●	Evaluating the identification and measurement of the qualitative adjustments, including the basis for concluding an adjustment was warranted and compared the adjustments utilized by management to both internal portfolio metrics and external macroeconomic data to support the adjustments and evaluated the trends in such adjustments. We searched for and evaluated information that corroborates or contradicts management’s reasonable and supportable forecast as well as identification and measurement of qualitative factors.

We have served as the Company’s auditor since 2019.  Vavrinek, Trine, Day & Co., LLP, who joined Eide Bailly LLP in 2019, had served as the Company’s auditor since 2007.

San Ramon, California

February 28, 2023

What inspires you, inspires us. | eidebailly.com

3130 Crow Canyon Pl., Ste. 300 | San Ramon, CA 94583-1386 | T 925.480.4000 | F 925.884.2480 | EOE

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2022	2021

ASSETS
Cash and cash equivalents	$656,494	$1,121,757

Securities available-for-sale ("AFS")	237,597	1,201,777
Securities held-to-maturity ("HTM")	862,544	—
Allowance for credit losses - investments	(11,439)	(10,399)
Net securities	1,088,702	1,191,378

Loans held for sale	—	501,436

Loans held for investment	10,726,193	6,906,728
Allowance for credit losses - loans	(33,731)	(33,776)
Net loans	10,692,462	6,872,952

Investment in FHLB stock	25,358	18,249
Deferred taxes	24,198	20,835
Premises and equipment, net	36,140	37,920
Real estate owned ("REO")	6,210	6,210
Goodwill and intangibles	221,835	222,125
Other assets	262,780	203,342
Total Assets	$13,014,179	$10,196,204

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$10,362,612	$8,811,960
Borrowings	1,369,936	210,127
Accounts payable and other liabilities	147,253	110,066
Total Liabilities	11,879,801	9,132,153

Shareholders’ Equity
Common Stock	56	56
Additional paid-in-capital	719,606	720,744
Retained earnings	426,659	340,976
Accumulated other comprehensive (loss) income	(11,943)	2,275
Total Shareholders’ Equity	1,134,378	1,064,051
Total Liabilities and Shareholders’ Equity	$13,014,179	$10,196,204

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,

	2022	2021	2020
Interest income:
Loans	$370,078	$224,823	$216,798
Securities	26,411	20,435	25,688
FHLB Stock, fed funds sold and interest-bearing deposits	7,389	1,960	1,405
Total interest income	403,878	247,218	243,891

Interest expense:
Deposits	61,845	13,453	39,432
Borrowings	23,343	481	7,815
Total interest expense	85,188	13,934	47,247

Net interest income	318,690	233,284	196,644

Provision for credit losses	532	3,866	6,746

Net interest income after provision for credit losses	318,158	229,418	189,898

Noninterest income:
Asset management, consulting and other fees	38,787	36,022	29,465
Gain on sale of loans	—	21,459	15,140
Other income	9,447	12,972	10,042
Total noninterest income	48,234	70,453	54,647

Noninterest expense:
Compensation and benefits	110,222	87,908	73,868
Occupancy and depreciation	36,236	24,977	23,892
Professional services and marketing costs	13,660	12,224	8,045
Customer service costs	38,178	8,775	7,445
Other expenses	18,293	14,202	12,528
Total noninterest expense	216,589	148,086	125,778

Income before taxes on income	149,803	151,785	118,767
Taxes on income	39,291	42,274	34,398
Net income	$110,512	$109,511	$84,369

Net income per share:
Basic	$1.96	$2.42	$1.89
Diluted	$1.96	$2.41	$1.88
Shares used in computation:
Basic	56,422,450	45,272,183	44,639,430
Diluted	56,490,060	45,459,540	44,900,805

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	For the Year Ended December 31,
	2022	2021	2020
Net income	$110,512	$109,511	$84,369
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	(18,702)	(16,696)	13,866
Other comprehensive income (loss) before tax	(18,702)	(16,696)	13,866
Income tax benefit (expense) related to items of other comprehensive income	4,484	4,884	(4,055)
Other comprehensive income (loss)	(14,218)	(11,812)	9,811
Total comprehensive income	$96,294	$97,699	$94,180

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
	Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2019	44,670,743	$45	$433,775	$175,773	$4,276	$613,869
Net income	—	—	—	84,369	—	84,369
Other comprehensive income (loss)	—	—	—	—	9,811	9,811
Stock based compensation	—	—	2,075	—	—	2,075
Cash dividend	—			(12,504)		(12,504)
Issuance of common stock:
Exercise of options	117,500	—	915	—	—	915
Stock grants – vesting of restricted stock units	103,741	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(224,334)		(2,824)			(2,824)
Balance: December 31, 2020	44,667,650	$45	$433,941	$247,638	$14,087	$695,711
Net income	—	—	—	109,511	—	109,511
Other comprehensive income (loss)	—	—	—	—	(11,812)	(11,812)
Stock based compensation	—	—	2,756	—	—	2,756
Cash dividend	—	—	—	(16,173)	—	(16,173)
Issuance of common stock:
Exercise of options	327,000	—	2,748	—	—	2,748
Stock grants – vesting of restricted stock units	126,528	11	—	—	—	11
Stock issued in acquisition	11,352,232		283,011			283,011
Repurchase of shares from restricted shares vesting	(41,340)	—	(1,712)	—	—	(1,712)
Balance: December 31, 2021	56,432,070	$56	$720,744	$340,976	$2,275	$1,064,051
Net income	—	—	—	110,512	—	110,512
Other comprehensive loss	—	—	—	—	(14,218)	(14,218)
Stock based compensation	—	—	3,467	—	—	3,467
Cash dividend	—	—	—	(24,830)	—	(24,830)
Issuance of common stock:
Exercise of options	2,000	—	18	—	—	18
Stock grants – vesting of restricted stock units	148,139	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(44,384)	—	(1,142)	—	—	(1,142)
Stock repurchase	(212,583)	—	(3,481)	—	—	(3,481)
Other	—	—	—	1	—	1
Balance: December 31, 2022	56,325,242	$56	$719,606	$426,659	$(11,943)	$1,134,378

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,

	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$110,512	$109,511	$84,369
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses - loans	(508)	10,547	26
Provision for credit losses - securities AFS	1,040	3,154	7,245
Stock–based compensation expense	3,467	2,756	2,075
Depreciation and amortization	4,036	3,318	3,205
Deferred tax expense (benefit)	487	(1,579)	(1,579)
Amortization of premium on securities	2,312	1,099	309
Amortization of core deposit intangible	1,913	1,579	1,895
Amortization of mortgage servicing rights - net	2,759	1,947	1,535
Amortization of premiums on purchased loans - net	—	—	8,384
Gain on sale of loans	—	(21,459)	(15,140)
Amortization of OCI - securities transfer to HTM	(377)	—	—
Valuation allowance on mortgage servicing rights - net	(1,874)	1,899	1,424
Increase in other assets	(38,999)	(39,173)	(38,899)
Increase in accounts payable and other liabilities	16,286	23,336	12,593
Net cash provided by operating activities	101,054	96,935	67,442
Cash Flows from Investing Activities:
Net increase in loans	(3,318,750)	(1,623,291)	(794,305)
Proceeds from sale of loans	—	580,417	553,148
Purchase of premises and equipment	(4,583)	(3,207)	(2,862)
Disposals of premises and equipment	3,388	—	—
Recovery of allowance for credit losses	436	999	1,003
Purchases of securities AFS	(798)	(454,788)	(56,629)
Purchases of securities HTM	(171,852)	—	—
Proceeds from sale of securities	—	3,500	—
Maturities of securities AFS	27,923	268,146	270,480
Maturities of securities HTM	224,737	—	—
Cash in from merger	—	1,145,340	—
Sale (purchase) of FHLB and FRB stock, net	(7,109)	3,511	4,269
Proceeds from BOLI policy	326	—	—
Net cash (used in) investing activities	(3,246,282)	(79,373)	(24,896)
Cash Flows from Financing Activities:
Increase in deposits	1,550,650	727,539	1,022,289
Net increase (decrease) in FHLB & other advances	1,005,000	(255,000)	(478,000)
Line of credit net change – borrowings, net	1,500	17,085	4,000
Net increase in subordinated debt	147,639	—	—
Net increase in repurchase agreements	5,672	—	—
Gain on sale leaseback	(1,061)	—	—
Dividends paid	(24,830)	(16,173)	(12,504)
Settlement of swap	—	—	(12,102)
Proceeds from exercise of stock options	18	2,759	915
Repurchase of stock	(4,623)	(1,722)	(2,824)
Net cash provided by financing activities	2,679,965	474,488	521,774
Increase (decrease) in cash and cash equivalents	(465,263)	492,050	564,320
Cash and cash equivalents at beginning of year	1,121,757	629,707	65,387
Cash and cash equivalents at end of period	$656,494	$1,121,757	$629,707
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$41,014	$39,510	$31,310
Interest	$75,674	$15,272	$56,991
Noncash transactions:
Transfer of loans to loans held for sale	$—	$592,898	$561,502
Transfer of loans to loans held for investment	$485,281	$—	$—
Transfer of securities from available-for-sale to held-to-maturity	$916,777	$—	$—
Goodwill acquisition adjustment	$1,623	$—	$—
Right of use lease assets and liabilities recognized	$21,649	$—	$—
Transfer of loans to REO	$—	$6,210	$—
Chargeoffs against allowance for credit losses	$720	$1,824	$1,844
Mortgage servicing rights from loan sales	$—	$2,726	$3,853
Acquisition:
Assets acquired, net of cash received	$-	$1,489,698	$-
Liabilities assumed	$-	$2,357,600	$-
Cash considerations	$-	$10	$-
Stock consideration	$-	$283,011	$-
Goodwill	$-	$125,128	$-

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021, and 2020

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

FFA, established in 1985 and incorporated in the state of California, began operating in 1990 as a fee-based registered investment advisor. FFA provides (i) investment management and financial planning services for high net-worth individuals, retirement plans, charitable institutions and private foundations; (ii) financial, investment and economic advisory and related services to high net-worth individuals and their families, family-owned businesses, and other related organizations; and (iii) support services involving the processing and transmission of financial and economic data for charitable organizations. At the end of 2022, these services were provided to approximately 1,700 clients, primarily located in Southern California, with an aggregate of $5.0 billion of assets under management.

The Bank commenced operations in 2007, is incorporated in the state of California and currently operates in California, Nevada, Florida, Texas, and Hawaii. The Bank offers a wide range of deposit instruments including personal and business checking and savings accounts, interest-bearing negotiable order of withdrawal accounts, money market accounts, and time certificates of deposit (“CD”) accounts. As a lender, the Bank originates, and retains for its portfolio, loans secured by real estate and commercial loans. Approximately 72% of the Bank’s loan portfolio is concentrated in California. The Bank also offers a wide range of specialized services including trust services, on-line banking, remote deposit capture, merchant credit card services, ATM cards, Visa debit cards, business sweep accounts, and through FFIS, insurance brokerage services. The Bank has a state non-member bank charter and is subject to continued examination by the California Department of Financial Protection and Innovation, the Federal Deposit Insurance Corporation (“FDIC”), and the Consumer Financial Protection Bureau (“CFPB”).

At December 31, 2022, the Company employed 713 employees.

Basis of Presentation

The consolidated financial statements have been prepared in conformity with U.S. GAAP and prevailing practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses during the reporting periods and related disclosures. Actual results could differ significantly from those estimates.

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
Years Ended December 31, 2022, 2021, and 2020

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

The Company has sold loans, in 2021, 2020, 2019, 2018, 2016 and 2015, through securitizations sponsored by a government sponsored entity, Freddie Mac, who also provided credit enhancement of the loans through certain guarantee provisions. The Company retained the right to provide servicing for the loans except for special servicing for which an unrelated third party was engaged by the VIE. For the 2016 and 2015 securitizations, the Company acquired the “B” piece of the securitizations, which is structured to absorb any losses from the securitizations, as well as interest only strips from the securitization. For the 2021, 2020, 2019, and 2018 securitizations, the Company provides collateral to support its obligation to reimburse for credit losses incurred on loans in the securitization. Because the Company does not act as the special servicer for the VIE and because of the power of Freddie Mac over the VIE that holds the assets from the mortgage loan securitizations, the Company is not the primary beneficiary of the VIE and therefore the VIE is not consolidated.

Reclassifications

Certain amounts in the 2020 consolidated financial statements have been reclassified to conform to the 2021 presentation.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash, due from banks, certificates of deposits with original maturities of less than ninety days, investment securities with original maturities of less than ninety days, money market mutual funds and federal funds sold. At times, the Company maintains cash at major financial institutions in excess of FDIC insured limits. However, as the Company places these deposits with major well-capitalized financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to be minimal. The Company maintains most of its excess cash at the Federal Reserve Bank, with well-capitalized correspondent banks or with other depository institutions at amounts less than the FDIC insured limits. At December 31, 2022, included in cash and cash equivalents were $540 million in funds held at the Federal Reserve Bank.

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Company was in compliance with its reserve requirements as of December 31, 2022.

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
Years Ended December 31, 2022, 2021, and 2020

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

Under ASC 326, the Company’s allowance for credit losses includes a purchased assets with credit deterioration PCD element. The fair value mark related to PCD loans held for investment will only accrete the interest mark to interest expense over the remaining life of the PCD loans, while the non-PCD loans will accrete both the interest and credit marks over the remaining life of the non-PCD loans.

Allowance for Credit Losses

Effective January 1, 2020, upon the adoption of ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, the Company replaced the incurred loss accounting approach with the current expected credit loss (“CECL”) approach for all financial instruments measured at amortized cost and off-balance sheet credit exposures.  Upon initial recognition of the exposure, the CECL model requires an entity to estimate the credit losses expected over the life of an exposure.  The forward-looking concept of CECL requires loss estimates to consider historical experience, current conditions and reasonable and supportable forecasts.  Upon adoption, the Company used the modified retrospective method and there was not any cumulative effect adjustment.  The instruments that were accounted for as purchased credit impaired (“PCI”) are transitioned under the new purchased credit deteriorated (“PCD”) model using the prospective transition approach.

Under the CECL methodology, expected credit losses reflect losses over the remaining contractual life of an asset, considering the effect of various major factors. The major factors considered in evaluating losses are historical chargeoff experience, delinquency rates, local and national economic conditions, the borrower’s ability to repay the loan and timing of repayments, and the value of any related collateral. Management’s estimate of fair value of the collateral considers current and anticipated future real estate market conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations in the future.  Provisions for credit losses are charged to operations based on management’s evaluation of the estimated losses in its loan portfolio. Recovery of the carrying value of such loans and related real estate is dependent, to a great extent, on economic, operating and other conditions that may be beyond the Company’s control.

The Company’s primary regulatory agencies periodically review the allowance for credit losses and such agencies may require the Company to recognize additions to the allowance based on information and factors available to them at the time of their examinations. Accordingly, no assurance can be given that the Company will not recognize additional provisions for credit losses with respect to its loan portfolio.

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

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company bases the measurement of loan impairment using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the loan’s collateral properties. Impairment losses are included in the allowance for credit losses through a charge to provision for credit losses. Adjustments to impairment losses due to changes in the fair value of impaired loans’ collateral properties are included in the provision for credit losses. The Company’s impaired loans include nonaccrual loans (excluding those collectively reviewed for impairment), certain restructured loans and certain performing loans less than ninety days delinquent that the Company believes will likely not be collected in accordance with contractual terms of the loans. Loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are generally considered troubled debt restructurings and classified as impaired.

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
Years Ended December 31, 2022, 2021, and 2020

solely from the collateral. Large groups of smaller balance homogeneous loans, such as consumer and residential real estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Troubled debt restructurings are separately identified for impairment disclosures and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a troubled debt restructuring is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For troubled debt restructurings that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for credit losses.

General reserves cover non-impaired loans and are based on historical loss rates for each portfolio segment, adjusted for the effects of qualitative or environmental factors that are likely to cause estimated credit losses as of the evaluation date to differ from the portfolio segment’s historical loss experience. Because the Company has not experienced any meaningful amount of losses in any of its current portfolio segments, the Company calculates the historical loss rates on industry data, specifically, loss rates published by the FDIC. Qualitative factors include consideration of the following: changes in lending policies and procedures; changes in economic conditions, changes in the nature and volume of the portfolio; changes in the experience, ability and depth of lending management and other relevant staff; changes in the volume and severity of past due, nonaccrual and other adversely graded loans; changes in the loan review system; changes in the value of the underlying collateral for collateral-dependent loans; concentrations of credit and the effect of other external factors such as competition and legal and regulatory requirements. The Company continues to leverage economic projections and applies a two-year time horizon prior to reverting to the Company’s historical loss experience, which continues to be deemed reasonable and supportable.

Portfolio segments identified by the Company include loans secured by residential real estate, including multifamily and single family properties, loans secured by commercial real estate, loans secured by vacant land and construction loans, commercial and industrial loans and consumer loans. Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios and financial performance on non-consumer loans and debt-to income, collateral type and loan-to-value ratios for consumer loans.

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

The provision for credit losses on the consolidated income statement includes the provision for credit losses for loans and securities AFS.  The provision for credit losses was $0.5 million, $3.9 million, and $6.7 million respectively for the years ended December 31, 2022, 2021, and 2020.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.  The Company also has bank owned life insurance (“BOLI”) acquired through the TGRF acquisition. BOLI is recorded at the amount that can be realized under the insurance contract, which is the cash surrender value. The increase in the cash surrender value each period and the receipt of death benefits in excess of the cash surrender value would be recorded to “Other Income” in the income statement.  As of December 31, 2022 and 2021, BOLI totaled $47.4 million and $46.6 million, respectively and is classified as a component of other assets in the accompanying consolidated balance sheets.

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

Premises and Equipment

Premises and equipment are stated at cost, less accumulated depreciation and amortization, which is charged to expense on a straight-line basis over the estimated useful lives of 3 to 10 years. Premises under leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvements, whichever is shorter. Expenditures for major renewals and betterments of premises and equipment are capitalized and those for maintenance and repairs are charged to expense as incurred. A valuation allowance is established for any impaired long-lived assets. The Company did not have impaired long-lived assets as of December 31, 2022 or 2021.

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (“FHLB”), the Bank is required to purchase FHLB stock in accordance with its advances, securities and deposit agreement. This stock, which is carried at cost, may be redeemed at par value. However, there are substantial restrictions regarding redemption and the Company can only receive a full redemption in connection with the Company surrendering its FHLB membership. At December 31, 2022 and 2021, the Company held $25 million and $18 million of FHLB stock, respectively. The Company does not believe that this stock is currently impaired and no adjustments to its carrying value have been recorded.

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
Years Ended December 31, 2022, 2021, and 2020

amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. As of December 31, 2022 and 2021, mortgage servicing rights net of the valuation allowance totaled  $5.9 million and $6.8 million, respectively and is classified as a component of other assets in the accompanying consolidated balance sheets.

Servicing fee income, which is reported on the income statement as other income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Goodwill

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Subsequent to initial recognition, the Company will test goodwill for impairment on an annual basis by comparing the fair value of the reporting unit to its carrying amount. The goodwill recorded by the Company was recognized from prior acquisitions and was not considered impaired at December 31, 2022.

Other Intangible Assets

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions and are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years. At December 31, 2022 and 2021, core deposit intangible assets totaled $6.6 million and $8.5 million, respectively, and we recognized $1.9 million, $1.6 million and $1.9 million in core deposit intangible amortization expense in 2022, 2021 and 2020, respectively.

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
Years Ended December 31, 2022, 2021, and 2020

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
Years Ended December 31, 2022, 2021, and 2020

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
Years Ended December 31, 2022, 2021, and 2020

instrument is recognized currently in earnings and the change in fair value on the hedged item attributable to the hedged risk adjusts the carrying amount of the hedged item and is recognized currently in earnings. All amounts recognized in earnings are presented in the same income statement line item as the earnings effect of the hedged item.

New Accounting Pronouncements

In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides optional guidance for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022.  The Company has permanently ceased originating any new loans or entering into any transaction that would increase its LIBOR-based exposure.  For all new variable-rate loans and transactions, the Company primarily offers Prime and SOFR as the variable-rate index.  For all LIBOR-based loans and transactions that mature after December 31, 2022, the Company has implemented procedures to identify and amend such loans and transactions to convert the base rate of the contract to a Prime or SOFR-based rate.  The Company will also continue to assess impacts to its operations, financial models, data and technology as part of our transition plan.  The Company does not expect the impact of this transition to have a material impact on its consolidated financial statements.

In March 2022, FASB issued ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures”. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors and provides amendments to ASU 2016-13, Financial Instruments – Credit Losses on Financial Instruments by enhancing existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. ASU 2022-02 also requires that entities disclose current-period gross write-offs by year of origination for financing receivables within the scope of Subtopic 326-20. For entities that have adopted the amendments in Update 2016-13, the amendments in this ASU are effective for fiscal years beginning after December 15, 2022. The adoption of ASU 2022-02 is not expected to have a significant impact on the Company’s consolidated financial statements.

In March 2022, FASB issued ASU 2022-01, “Derivatives and Hedging (Topic 815): Fair Value Hedging – Portfolio Layer Method”.  ASU 2022-01 expands the scope of ASU 2017-12 which established the “last-of-layer” method for making fair value hedge accounting for portfolios of financial assets more accessible.  ASU 2022-01 renames that method the “portfolio layer” method and addresses feedback from stakeholders regarding its application.  ASU 2022-01 also allows entities to apply the portfolio layer method to portfolios of all financial assets, including prepayable and nonrepayable financial assets.  ASU 2022-01 is effective for fiscal years beginning after December 15, 2023.  Currently the Company does not have any open derivative positions, however if it were to resume hedging activities in the future, then an assessment of the effect of adoption of this standard on the Company’s financial statements will be made at such time.

In June 2022, FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”.  ASU  2022-03 clarifies how the fair value of equity securities subject to contractual sale restrictions is determined.  Prior to its issuance, there was diversity in practice as to whether the effects of a contractual restriction that prohibits the sale of an equity security should be considered in measuring the security's fair value.  ASU 2022-03 clarifies that a contractual sale restriction should not be considered in measuring fair value. It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities.  ASU 2022-03 is effective for fiscal years beginning after December 15, 2023.  The Company has not yet determined the effect of the adoption of ASU 2022-03 on the Company's consolidated financial statements.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

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

The following table represents the assets acquired and liabilities assumed of TGRF as of December 17, 2021 and the fair value adjustments and amounts recorded by the Company in 2021 under the acquisition method of accounting:

	TGRF Book	Fair Value
(dollars in thousands)	Value	Adjustments	Fair Value
Assets Acquired:
Cash and cash equivalents	$1,145,335	$5	$1,145,340
Securities AFS	147,739	109	147,848
Securities held-to-maturity	71,790	2,115	73,905
Loans, net of deferred fees	1,045,193	(5,387)	1,039,806
Investment in FHLB stock	4,510	—	4,510
Premises and equipment, net	34,199	(4,180)	30,019
Goodwill and intangibles	181	128,227	128,408
Bank owned life insurance	46,163	—	46,163
Deferred taxes	3,414	2,361	5,775
Other assets	13,562	(298)	13,264
Total assets acquired	$2,512,086	$122,952	$2,635,038

Liabilities Assumed:
Deposits	$2,170,676	$313	$2,170,989
Borrowings	177,114	1,929	179,043
Accounts payable and other liabilities	7,386	182	7,568
Total liabilities assumed	2,355,176	2,424	2,357,600
Excess of assets acquired over liabilities assumed	156,910	120,528	277,438
Total	$2,512,086	$122,952	$2,635,038

Consideration:
Stock issued			$283,011
Cash paid			10
Total consideration			$283,021

In many cases, the fair values of assets acquired and liabilities assumed were determined by estimating the cash flows expected to result from those assets and liabilities and discounting them at appropriate market rates. The most significant category of assets for which this procedure was used was that of acquired loans. The excess of expected cash flows above the fair value (Level 3 inputs) of the majority of loans will be accreted to interest income over the remaining lives of the loans in accordance with ASC 310-20. The fair values are estimates and are subject to adjustment for up to one year after the merger date.  In March 2022, the Company recorded a fair value adjustment to goodwill resulting in an increase to goodwill in the amount of $1.6 million.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

The following tables show the recorded amounts of assets measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2022:
Investment securities available for sale:
Collateralized mortgage obligations	$8,615	$—	$8,615	$—
Agency mortgage-backed securities	7,576	—	7,576	—
Municipal bonds	46,790	—	46,790	—
SBA securities	18,955	—	18,955	—
Beneficial interests in FHLMC securitization	7,981	—	—	7,981
Corporate bonds	135,013	—	135,013	—
U.S. Treasury	1,228	1,228	—	—
Investment in equity securities	9,767	—	—	9,767
Total assets at fair value on a recurring basis	$235,925	$1,228	$216,949	$17,748

December 31, 2021:
Investment securities available for sale:
Collateralized mortgage obligations	$13,825	$—	$13,825	$—
Agency mortgage-backed securities	928,989	—	928,989	—
Municipal bonds	52,146	—	52,146	—
SBA securities	27,972	—	27,972	—
Beneficial interests in FHLMC securitization	11,580	—	—	11,580
Corporate bonds	156,376	—	156,376	—
U.S. Treasury	490	490	—	—
Investment in equity securities	16,025	16,025	—	—
Total assets at fair value on a recurring basis	$1,207,403	$16,515	$1,179,308	$11,580

The decrease in Level 2 assets from December 31, 2021 was primarily due to the transfer of $917 million in securities AFS to securities HTM during 2022.

The Company’s investment in NYDIG, recorded as investment in equity securities, was transferred from Level 1 to Level 3 during 2022 due to recent volatility in the marketplace in which NYDIG operates.  The Company used an independent third-party valuation firm to value its investment in NYDIG as of December 31, 2022.  The valuation was based upon a market approach, specifically the guideline public company (“GPC”) method which assessed projected operations of NYDIG to the operations of a comparable set of GPC companies and other benchmarking data.  As a result, the Company recorded a $6.3 million valuation loss on its investment in NYDIG which was recorded as a component of noninterest income.  There were no other changes in the investment in equity securities balance from December 31, 2021 to December 31, 2022.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Internal discounted cash flow analyses are also utilized to estimate the fair value

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3.  The total collateral dependent impaired Level 3 loans were $47.2 million and $61.6 million at December 31, 2022 and December 31, 2021, respectively. There were no specific reserves related to these loans at December 31, 2022 and December 31, 2021.

Real Estate Owned. The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of December 31, 2022 included prepayment rates ranging from 20% to 30% and a discount rate of 10%.

Fair Value of Financial Instruments

FASB ASC 825, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate such value. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis are discussed above. The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies, and are based on the exit price notion set forth by ASU 2016-1. In cases where quoted market prices are not available, fair values are based on estimates using present value or other market value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The aggregate fair value amounts presented below do not represent the underlying value of the Company.

Fair value estimates are made at a discrete point in time based on relevant market information and other information about the financial instruments. Because no active market exists for a significant portion of our financial instruments, fair value estimates are based in large part on judgments we make primarily regarding current economic conditions, risk characteristics of various financial instruments, prepayment rates, and future expected loss experience. These estimates are subjective in nature and invariably involve some inherent uncertainties. Additionally, unexpected changes in events or circumstances can occur that could require us to make changes to our assumptions and which, in turn, could significantly affect our metrics and require us to make changes to our previous estimates of fair value.

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
Years Ended December 31, 2022, 2021, and 2020

Interest-Bearing Deposits with Financial Institutions. The fair values of interest-bearing deposits maturing within ninety days approximate their carrying values.

Investment Securities Available for Sale: Investment securities available for sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the investment security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the investment securities are classified as Level 3 and reliance is placed upon external third party models, and management judgment and evaluation for valuation. Level 1 investment securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 investment securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Investment securities classified as level 3 include beneficial interests in FHLMC securitizations. Significant assumptions in the valuation of these Level 3 investment securities as of December 31, 2022 included prepayment rates ranging from 35% to 45% and discount rates ranging from 7.7% to 10.0%.

Investment in Federal Home Loan Bank Stock. The Company is a member of the Federal Home Loan Bank (the “FHLB”). As a member, we are required to own stock of the FHLB, the amount of which is based primarily on the level of our borrowings from this institution. The fair value of the stock is equal to the carrying amount, is classified as restricted securities and is periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.

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

Borrowings. The fair value of borrowings is the carrying value of overnight FHLB advances and federal funds purchased that approximate fair value because of the short-term maturity of these instruments, resulting in a Level 1 classification. The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company resulting  in a  Level 3 classification.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
December 31, 2022:
Assets:
Cash and cash equivalents	$656,494	$656,494	$—	$—	$656,494
Securities AFS, net	226,158	1,228	216,949	7,981	226,158
Securities HTM	862,544	—	773,061	—	773,061
Loans, net	10,692,462	—	—	10,354,052	10,354,052
Investment in FHLB stock	25,358	—	25,358	—	25,358
Investment in equity securities	9,767	—	—	9,767	9,767
Liabilities:
Deposits	$10,362,612	$8,483,770	$1,865,502	$—	$10,349,272
Borrowings	1,369,936	1,176,601	—	153,121	1,329,722

December 31, 2021:
Assets:
Cash and cash equivalents	$1,121,757	$1,121,757	$—	$—	$1,121,757
Securities AFS, net	1,191,378	490	1,179,308	11,580	1,191,378
Loans held for sale	501,436	—	515,978	—	515,978
Loans, net	6,872,952	—	—	7,072,878	7,072,878
Investment in FHLB stock	18,249	—	18,249	—	18,249
Investment in equity securities	16,025	16,025	—	—	16,025
Liabilities:
Deposits	$8,811,960	$8,143,473	$668,487	$—	$8,811,960
Borrowings	210,127	165,930	—	44,197	210,127

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

NOTE 4: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
December 31, 2022:
Collateralized mortgage obligations	$9,865	$—	$(1,250)	$—	$8,615
Agency mortgage-backed securities	8,161	—	(585)	—	7,576
Municipal bonds	50,232	—	(3,442)	—	46,790
SBA securities	19,090	3	(138)	—	18,955
Beneficial interests in FHLMC securitization	19,415	108	(103)	(11,439)	7,981
Corporate bonds	145,024	—	(10,011)	—	135,013
U.S. Treasury	1,298	1	(71)	—	1,228
Total	$253,085	$112	$(15,600)	$(11,439)	$226,158

December 31, 2021:
Collateralized mortgage obligations	$13,862	$—	$(37)	$—	$13,825
Agency mortgage-backed securities	928,546	6,563	(6,120)	—	928,989
Municipal bonds	52,052	94	—	—	52,146
SBA securities	27,970	2	—	—	27,972
Beneficial interests in FHLMC securitization	21,606	373	—	(10,399)	11,580
Corporate bonds	154,027	2,441	(92)	—	156,376
U.S. Treasury	499	—	(9)	—	490
Total	$1,198,562	$9,473	$(6,258)	$(10,399)	$1,191,378

As of December 31, 2022, U.S. Treasury securities of $1.2 million included in the table above are pledged as collateral to the States of California and Florida to meet regulatory requirements related to the Bank’s trust operations, $231.7 million of agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitizations agreements entered into from 2018 and 2021. A total of $186.3 million in  securities consisting of SBA securities, collateralized mortgage obligations, agency mortgage-backed securities, and municipal bonds are pledged as collateral for repurchase agreements obtained from the TGRF acquisition.

The following table provides a summary of the Company’s securities HTM portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
December 31, 2022:
Agency mortgage-backed securities	$862,544	—	(89,483)	$—	$773,061
Total	$862,544	$—	$(89,483)	$—	$773,061

There were no securities HTM as of December 31, 2021.

The Company reassessed classifications of certain securities AFS and effective January 1, 2022, the Company transferred $917 million in securities AFS to securities HTM.  The securities transferred at their amortized cost basis, net of any remaining unrealized gain or loss reported in accumulated other comprehensive income.  The related unrealized loss of $0.6 million included in other comprehensive income remained in other comprehensive income to be amortized, with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities.  Subsequent to transfer, the ACL on these securities was evaluated under the accounting policy for securities HTM.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

We monitor the credit quality of these securities by evaluating various quantitative attributes.  The credit quality indicators the Company monitors include, but are not limited to, credit ratings of individual securities and the credit rating of United States government-sponsored enterprises (“GSEs”) that guarantee the securities.  Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, that is, those with ratings similar to BBB-/Baa3 or above, as defined by NRSROs, are generally considered by the rating agencies and market participants to be investment grade.  As of December 31, 2022, all of the Company’s securities were either investment grade or were issued by a U.S. government agency or a GSE with an investment grade rating.

The tables below indicate the gross unrealized losses and fair values of our securities AFS portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$2	$—	$8,613	$(1,250)	$8,615	$(1,250)
Agency mortgage-backed securities	6,882	(525)	696	(60)	7,578	(585)
Municipal bonds	44,971	(3,244)	1,819	(198)	46,790	(3,442)
SBA securities	17,237	(137)	121	(1)	17,358	(138)
Beneficial interests in FHLMC securitization	4,217	(103)	—	—	4,217	(103)
Corporate bonds	108,056	(6,476)	26,957	(3,535)	135,013	(10,011)
U.S. Treasury	376	(23)	451	(48)	827	(71)
Total temporarily impaired securities	$181,741	$(10,508)	$38,657	$(5,092)	$220,398	$(15,600)

	Securities with Unrealized Loss at December 31, 2021
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$12,971	$(37)	$—	$—	$12,971	$(37)
Agency mortgage-backed securities	434,973	(5,051)	36,136	(1,069)	471,109	(6,120)
Corporate bonds	47,880	(92)	—	—	47,880	(92)
U.S. Treasury	491	(9)	—	—	491	(9)
Total temporarily impaired securities	$496,315	$(5,189)	$36,136	$(1,069)	$532,451	$(6,258)

There were no unrealized losses on our securities AFS portfolio as of December 31, 2020.

The table below indicates the gross unrecognized losses and fair value of our securities HTM portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrecognized loss position.

	Securities with Unrecognized Loss at December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$394,619	$(37,418)	$378,441	$(52,065)	$773,060	$(89,483)
Total temporarily impaired securities	$394,619	$(37,418)	$378,441	$(52,065)	$773,060	$(89,483)

There were no securities HTM as of December 31, 2021.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

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

The following is a rollforward of the Company’s allowance for credit losses related to investments for the year ended December 31:

(dollars in thousands)	Total

Year Ended December 31, 2022:
Beginning balance	$10,399
Provision for credit losses	1,040
Balance: December 31, 2022	$11,439

Year Ended December 31, 2021:
Beginning balance	$7,245
Provision for credit losses	3,154
Balance: December 31, 2021	$10,399

Year Ended December 31, 2020:
Beginning balance	$—
Provision for credit losses	7,245
Balance: December 31, 2020	$7,245

Provision for credit losses of $1.0 million and $3.2 million were recorded on the consolidated income statements for the years ended December 31, 2022 and 2021, respectively.

The ACL on investment securities is determined for both held-to-maturity and available-for-sale classifications of the investment portfolio in accordance with ASC 326, and is evaluated on a quarterly basis. The ACL for held-to-maturity investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. Under ASC 326-20, for investment securities where the Company has reason to believe the credit loss exposure is remote, such as those guaranteed by the U.S. government or government sponsored entities, a zero loss expectation is applied and a company is not required to estimate and recognize an ACL.  The ACL related to held-to-maturity investment securities was zero at December 31, 2022.

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
Years Ended December 31, 2022, 2021, and 2020

interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

The scheduled maturities of securities AFS and the related weighted average yields were as follows for the periods indicated:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2022
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$686	$9,179	$9,865
Agency mortgage-backed securities	—	4,384	2,107	1,670	8,161
Municipal bonds	301	8,002	34,501	7,428	50,232
SBA securities	14	1,402	1,278	16,396	19,090
Beneficial interests in FHLMC securitization	—	9,860	—	9,555	19,415
Corporate bonds	6,006	28,993	104,494	5,531	145,024
U.S. Treasury	—	1,298	—	—	1,298
Total	$6,321	$53,939	$143,066	$49,759	$253,085
Weighted average yield	4.36%	3.96%	3.38%	1.91%	3.24%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$623	$7,992	$8,615
Agency mortgage-backed securities	—	4,133	1,960	1,483	7,576
Municipal bonds	299	7,565	32,690	6,236	46,790
SBA securities	14	1,395	1,272	16,274	18,955
Beneficial interests in FHLMC securitization	—	9,860	—	9,560	19,420
Corporate bonds	6,001	28,022	96,734	4,256	135,013
U.S. Treasury	—	1,228	—	—	1,228
Total	$6,314	$52,203	$133,279	$45,801	$237,597

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2021
Amortized Cost:
Collateralized mortgage obligations	$—	$710	$802	$12,349	$13,861
Agency mortgage-backed securities	—	2,151	27,407	898,990	928,548
Municipal bonds	—	1,347	35,080	15,625	52,052
SBA securities	70	1,032	3,533	23,335	27,970
Beneficial interests in FHLMC securitization	—	11,902	—	9,704	21,606
Corporate bonds	3,505	11,634	133,352	5,535	154,026
U.S. Treasury	—	499	—	—	499
Total	$3,575	$29,275	$200,174	$965,538	$1,198,562
Weighted average yield	(4.94)%	0.36%	3.11%	1.64%	1.84%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$710	$799	$12,316	$13,825
Agency mortgage-backed securities	—	2,152	27,987	898,851	928,990
Municipal bonds	—	1,425	35,091	15,629	52,145
SBA securities	70	1,033	3,533	23,336	27,972
Beneficial interests in FHLMC securitization	—	11,902	—	10,077	21,979
Corporate bonds	3,505	11,624	135,653	5,594	156,376
U.S. Treasury	—	490	—	—	490
Total	$3,575	$29,336	$203,063	$965,803	$1,201,777

The scheduled maturities of securities HTM and the related weighted average yields were as follows for the periods indicated:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2022
Amortized Cost:
Agency mortgage-backed securities	$—	$208	$17,689	$844,647	$862,544
Total	$—	$208	$17,689	$844,647	$862,544
Weighted average yield	—%	0.36%	1.12%	2.31%	2.28%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$192	$16,148	$756,721	$773,061
Total	$—	$192	$16,148	$756,721	$773,061

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

NOTE 5: LOANS

The following is a summary of our loans as of:

	December 31,	December 31,
(dollars in thousands)	2022	2021
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$5,341,596	$2,886,055
Single family	1,016,498	933,445
Total real estate loans secured by residential properties	6,358,094	3,819,500
Commercial properties	1,203,292	1,309,200
Land and construction	158,565	156,028
Total real estate loans	7,719,951	5,284,728
Commercial and industrial loans	2,984,748	1,598,422
Consumer loans	4,481	10,834
Total loans	10,709,180	6,893,984
Premiums, discounts and deferred fees and expenses	17,013	12,744
Total	$10,726,193	$6,906,728

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
December 31, 2022:
Real estate loans:
Residential properties	$511	$57	$—	$2,556	$3,124	$6,374,100	$6,377,224
Commercial properties	15,000	946	1,213	4,547	21,706	1,180,357	1,202,063
Land and construction	—	—	—	—	—	157,630	157,630
Commercial and industrial loans	385	1,495	982	3,228	6,090	2,978,668	2,984,758
Consumer loans	—	167	—	—	167	4,351	4,518
Total	$15,896	$2,665	$2,195	$10,331	$31,087	$10,695,106	$10,726,193

Percentage of total loans	0.15%	0.02%	0.02%	0.10%	0.29%

December 31, 2021:
Real estate loans:
Residential properties	$1,519	$310	$—	$3,281	$5,110	$3,827,385	$3,832,495
Commercial properties	2,934	—	—	1,529	4,463	1,305,112	1,309,575
Land and construction	—	—	—	—	—	155,926	155,926
Commercial and industrial loans	303	260	—	3,520	4,083	1,593,782	1,597,865
Consumer loans	—	—	—	—	—	10,867	10,867
Total	$4,756	$570	$—	$8,330	$13,656	$6,893,072	$6,906,728

Percentage of total loans	0.07%	0.01%	—%	0.12%	0.20%

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
December 31, 2022:
Real estate loans:
Residential properties	$—	$2,556
Commercial properties	—	4,547
Commercial and industrial loans	2,016	1,212
Total	$2,016	$8,315

December 31, 2021:
Real estate loans:
Residential properties	$—	$3,281
Commercial properties	—	1,529
Commercial and industrial loans	1,733	1,788
Total	$1,733	$6,598

The following table presents the loans classified as troubled debt restructurings (“TDR”) by accrual and nonaccrual status as of:

	December 31, 2022			December 31, 2021
(dollars in thousands)	Accrual	Nonaccrual	Total	Accrual	Nonaccrual	Total
Residential loans	$—	$—	$—	$1,200	$—	$1,200
Commercial real estate loans	929	1,066	1,995	1,021	1,174	2,195
Commercial and industrial loans	166	1,412	1,578	493	2,030	2,523
Total	$1,095	$2,478	$3,573	$2,714	$3,204	$5,918

The following tables provide information on loans that were modified as TDRs during the following periods:

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year Ended December 31, 2022:
Commercial and industrial loans	3	$672	$672	$—
Total	3	$672	$672	$—

		Outstanding Recorded Investment
(dollars in thousands)	Number of loans	Pre-Modification	Post-Modification	Financial Impact
Year Ended December 31, 2021
Commercial and industrial loans	1	$346	$346	$—
Total	1	$346	$346	$—

All of these loans were classified as a TDR as a result of a reduction in required principal payments and/or an extension of the maturity date of the loans. These loans have been paying in accordance with the terms of their restructure.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

NOTE 6: ALLOWANCE FOR CREDIT LOSSES

The following is a rollforward of the allowance for credit losses related to loans for the years ended December 31:

				Initial Allowance
	Beginning	Adoption of	Provision for	on Acquired			Ending
(dollars in thousands)	Balance	ASC 326	Credit Losses	PCD Loans	Chargeoffs	Recoveries	Balance
2022:
Real estate loans:
Residential properties	$2,637	$—	$5,674	$—	$(5)	$—	$8,306
Commercial properties	17,049	—	(8,335)	—	—	—	8,714
Land and construction	1,995	—	(1,831)	—	—	—	164
Commercial and industrial loans	11,992	—	4,804	—	(711)	436	16,521
Consumer loans	103	—	(73)	—	(4)	—	26
Total	$33,776	$—	$239	$—	$(720)	$436	$33,731
2021:
Real estate loans:
Residential properties	$5,115	$—	$(1,453)	$93	$(1,118)	$—	$2,637
Commercial properties	8,711	—	774	7,564	—	—	17,049
Land and construction	892	—	1,051	52	—	—	1,995
Commercial and industrial loans	9,249	—	614	1,836	(706)	999	11,992
Consumer loans	233	—	(130)	—	—	—	103
Total	$24,200	$—	$856	$9,545	$(1,824)	$999	$33,776
2020:
Real estate loans:
Residential properties	$8,423	$363	$(3,671)	$—	$—	$—	$5,115
Commercial properties	4,166	3,760	785	—	—	—	8,711
Land and construction	573	92	227	—	—	—	892
Commercial and industrial loans	7,448	—	2,642	—	(1,844)	1,003	9,249
Consumer loans	190	—	43	—	—	—	233
Total	$20,800	$4,215	$26	$—	$(1,844)	$1,003	$24,200

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total
December 31, 2022:
Allowance for credit losses:
Real estate loans:
Residential properties	$87	$8,219	$8,306
Commercial properties	1,834	6,880	8,714
Land and construction	—	164	164
Commercial and industrial loans	3,122	13,399	16,521
Consumer loans	—	26	26
Total	$5,043	$28,688	$33,731
Loans:
Real estate loans:
Residential properties	$3,479	$6,373,745	$6,377,224
Commercial properties	34,278	1,167,785	1,202,063
Land and construction	—	157,630	157,630
Commercial and industrial loans	9,397	2,975,361	2,984,758
Consumer loans	—	4,518	4,518
Total	$47,154	$10,679,039	$10,726,193

December 31, 2021:
Allowance for credit losses:
Real estate loans:
Residential properties	$111	$2,526	$2,637
Commercial properties	7,967	9,082	17,049
Land and construction	52	1,943	1,995
Commercial and industrial loans	2,386	9,606	11,992
Consumer loans	—	103	103
Total	$10,516	$23,260	$33,776
Loans:
Real estate loans:
Residential properties	$9,593	$3,822,902	$3,832,495
Commercial properties	41,313	1,268,262	1,309,575
Land and construction	694	155,232	155,926
Commercial and industrial loans	9,963	1,587,902	1,597,865
Consumer loans	—	10,867	10,867
Total	$61,563	$6,845,165	$6,906,728

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis typically includes larger, non-homogeneous loans such as loans secured by multifamily or commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. The Company uses the following definitions for risk ratings:

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

A loan is considered impaired, when, based on current information and events, it is probable that the Bank will be unable to collect all amounts due according to the contractual terms of the loan agreement.  Additionally, all loans classified as TDRs are considered impaired. Purchased credit deteriorated loans are not considered impaired loans for these purposes.

Loans listed as pass include larger non-homogeneous loans not meeting the risk rating definitions above and smaller, homogeneous loans not assessed on an individual basis.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

The following tables present risk categories of loans based on year of origination, as of:

							Revolving
(dollars in thousands)	2022	2021	2020	2019	2018	Prior	Loans	Total
December 31, 2022:
Loans secured by real estate:
Residential
Multifamily
Pass	$2,399,360	$1,552,311	$795,263	$301,025	$145,675	$146,622	$—	$5,340,256
Special mention	—	—	—	5,666	9,767	1,545	—	16,978
Substandard	—	—	—	—	—	—	—	—
Total	$2,399,360	$1,552,311	$795,263	$306,691	$155,442	$148,167	$—	$5,357,234

Single family
Pass	$270,589	$276,244	$96,183	$40,010	$49,676	$215,209	$68,575	$1,016,486
Special mention	—	—	—	—	—	—	25	25
Substandard	—	—	—	—	—	3,434	45	3,479
Total	$270,589	$276,244	$96,183	$40,010	$49,676	$218,643	$68,645	$1,019,990

Commercial real estate
Pass	$223,503	$158,363	$144,105	$93,960	$171,460	$325,048	$—	$1,116,439
Special mention	—	13,425	2,340	7,088	11,734	7,905	—	42,492
Substandard	5,919	14,376	742	10,661	—	11,434	—	43,132
Total	$229,422	$186,164	$147,187	$111,709	$183,194	$344,387	$—	$1,202,063

Land and construction
Pass	$43,846	$58,268	$47,212	$854	$5,044	$2,406	$—	$157,630
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$43,846	$58,268	$47,212	$854	$5,044	$2,406	$—	$157,630

Commercial
Pass	$1,176,851	$369,775	$182,889	$62,767	$16,306	$17,558	$1,133,998	$2,960,144
Special mention	—	542	1,212	383	—	—	5,573	7,710
Substandard	—	380	2,125	1,810	—	2,736	9,853	16,904
Total	$1,176,851	$370,697	$186,226	$64,960	$16,306	$20,294	$1,149,424	$2,984,758

Consumer
Pass	$456	$1,092	$—	$471	$133	$69	$2,297	$4,518
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$456	$1,092	$—	$471	$133	$69	$2,297	$4,518

Total loans
Pass	$4,114,605	$2,416,053	$1,265,652	$499,087	$388,294	$706,912	$1,204,870	$10,595,473
Special mention	—	13,967	3,552	13,137	21,501	9,450	5,598	67,205
Substandard	5,919	14,756	2,867	12,471	—	17,604	9,898	63,515
Total	$4,120,524	$2,444,776	$1,272,071	$524,695	$409,795	$733,966	$1,220,366	$10,726,193

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

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
Years Ended December 31, 2022, 2021, and 2020

The following table presents the amortized cost basis of collateral dependent loans, which are individually evaluated to determine expected credit losses and the related ACL allocated to these loans as of:

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
December 31, 2022:
Loans secured by real estate:
Residential properties
Single family	$2,435	$—	$—	$2,435	$—
Commercial real estate loans	3,171	—	—	3,171	—
Commercial loans	—	250	638	888	630
Total	$5,606	$250	$638	$6,494	$630

December 31, 2021:
Loans secured by real estate:
Residential properties
Single family	$2,568	$—	$—	$2,568	$—
Commercial loans	—	250	—	250	—
Total	$2,568	$250	$—	$2,818	$—

NOTE 7: PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows at December 31:

(dollars in thousands)	2022	2021
Leasehold improvements and artwork	$22,210	$22,331
Information technology equipment	12,841	12,205
Furniture and fixtures	3,978	3,920
Land and auto	16,152	16,943
Total	55,181	55,399
Accumulated depreciation and amortization	(19,041)	(17,479)
Net	$36,140	$37,920

NOTE 8: REAL ESTATE OWNED

The activity in our portfolio of REO is as follows during the periods ending December 31:

(dollars in thousands)	2022	2021
Beginning balance	$6,210	$—
Loans transferred to REO	—	6,210
REO acquired in merger	—	—
Dispositions of REO	—	—
Ending balance	$6,210	$6,210

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

NOTE 9: LOAN SALES AND MORTGAGE SERVICING RIGHTS

In 2022, there were no loan sale transactions.  In 2021, the Company sold $559 million of multifamily loans and recognized a gain of $21.5 million. In 2020, the Company sold $553 million of multifamily loans and recognized a gain of $15.1 million.

As part of these and other loan sale transactions that occurred prior to 2020, the Company retained servicing rights for the majority of the loans sold and recognized mortgage servicing rights.  As of December 31, 2022, and 2021, mortgage servicing rights were $5.9 million and $6.8 million, respectively, net of valuation allowances of $1.4 million and $3.3 million, respectively. The amount of loans serviced for others totaled $1.1 billion and $1.4 billion at December 31, 2022 and 2021, respectively. Servicing fees collected in 2022, 2021, and 2020 were $3.0 million, $3.4 million, and $3.3 million, respectively.

NOTE 10: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	2022		2021
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$2,736,691	—	$3,280,455	—
Interest-bearing	2,568,850	3.109%	2,242,684	0.070%
Money market and savings	3,178,230	2.373%	2,620,336	0.275%
Certificates of deposit	1,878,841	3.741%	668,485	0.145%
Total	$10,362,612	2.177%	$8,811,960	0.111%

At December 31, 2022, of the $436 million of certificates of deposits of $250,000 or more, $409 million mature within one year and $27 million mature after one year. Of the $1.4 billion of certificates of deposit of less than $250,000, $1.1 billion mature within one year and $345 million mature after one year. At December 31, 2021, of the $367 million of certificates of deposits of $250,000 or more, $361 million mature within one year and $6 million mature after one year. Of the $301 million of certificates of deposit of less than $250,000, $229 million mature within one year and $72 million mature after one year.

NOTE 11: BORROWINGS

At December 31, 2022, our borrowings consisted of $805 million in overnight FHLB advances at the Bank, $200 million in federal funds purchased at the Bank; $174 million in subordinated notes at FFI, $171 million in repurchase agreements at the Bank, and $20.0 million of borrowings under a holding company line of credit. At December 31, 2021, our borrowings consisted of $25.6 million in subordinated notes, $166 million of repurchase agreements, and $18.5 million of borrowings under a holding company line of credit.

The overnight FHLB advances were paid in full in early January 2023 and bore an interest rate of 4.65%.  The federal funds purchased were paid in full in early January 2023 and bore an interest rate of 4.55%.

The $174 million in subordinated notes consist of $150 million of fixed-to-floating rate notes that mature in February 2032.  The notes initially bear a rate of 3.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2022, until February 1, 2027.  From and including February 1, 2027 to, but excluding February 1, 2032, or the date of earlier redemption, the notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is expected to be Three-Month Term Secured Overnight Financing Rate, or “SOFR”), each as defined in and subject to the provisions of the indenture under which the notes were issued, plus 204 basis points (2.04%), payable quarterly in arrears on February 1, May 1, August 1, and November 1 of each year, commencing on May

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

1, 2027. The remaining $24 million in subordinated notes mature in June 2030 and bear a fixed interest rate of 6.0%, until June 30, 2025, at which time they will convert to a floating rate based on three-month SOFR, plus 590 basis points (5.90%), until maturity.

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $20.0 million maturing in February 2023.  The loan agreement  has subsequently been renewed to a maturity date of February 2024.  The loan bears an interest rate of Prime rate plus 50 basis points (0.50%).  FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in the Bank.  We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets.  As of December 31, 2022 and 2021, FFI was in compliance with the covenants contained  in the loan agreement.

As a matter of practice, the Bank provides substantially all of its qualifying loans as collateral to the FHLB or the Federal Reserve Bank.  FHLB advances are collateralized primarily by loans secured by single family, multifamily, and commercial real estate properties with a carrying value of $5.6 billion as of December 31, 2022.  The Bank’s total remaining borrowing capacity from the FHLB as of December 31, 2022 was $2.4 billion.  The Bank had in place $315 million of letters of credit from the FHLB as of December 31, 2022, which are used to meet collateral requirements for borrowings from the State of California and local agencies.

The Bank has a total of $245 million in borrowing capacity through unsecured federal funds lines, ranging in size from $20 million to $100 million, with five other financial institutions.  At December 31, 2022, the Bank had outstanding borrowings with one of the five institutions under these agreements totaling $100 million.  At December 31, 2022, the Bank had an additional $100 million outstanding separate from these agreements with the same financial institution.  The total $200 million outstanding at December 31, 2022, are in the form of federal funds purchased.  The Bank also has a $345 million secured line with the Federal Reserve Bank, secured by single family loans.  At December 31, 2022, there were no outstanding borrowings on this facility.

The repurchase agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability. The investment securities underlying the agreements remain in the Company’s securities AFS accounts. As of December 31, 2022, the repurchase agreements are collateralized by investment securities with a fair value of approximately $186.3 million.

NOTE 12: SHAREHOLDERS’ EQUITY

FFI is a holding company and does not have any direct operating activities. Any future cash flow needs of FFI are expected to be met by its existing cash and cash equivalents and dividends from its subsidiaries. The Bank is subject to various laws and regulations that limit the amount of dividends that a bank can pay without obtaining prior approval from bank regulators. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. As of December 31, 2022, FFI’s cash and cash equivalents totaled $24.1 million.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

NOTE 13: EARNINGS PER SHARE

The following table sets forth the Company’s earnings per share calculations for the years ended December 31:

	2022		2021		2020
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net income	$110,512	$110,512	$109,511	$109,511	$84,369	$84,369
Basic common shares outstanding	56,422,450	56,422,450	45,272,183	45,272,183	44,639,430	44,639,430
Effect of options, restricted stock and contingent shares issuable		67,610		187,357		261,375
Diluted common shares outstanding		56,490,060		45,459,540		44,900,805
Earnings per share	$1.96	$1.96	$2.42	$2.41	$1.89	$1.88

Basic earnings per share excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock that would then share in earnings.

NOTE 14: STOCK BASED COMPENSATION

In 2007, the Board of Directors of FFI approved two equity incentive plans that provided for the grant of stock options, shares of restricted stock, restricted stock units (“RSUs”), stock bonus awards and performance awards (collectively, “Equity Incentive Awards”) to the Company’s executive officers, other key employees and directors up to 1,300,282 shares of the FFI’s common stock. In 2010, shareholders approved an increase of 580,000 in the number of shares available for issuance under one of these plans. In 2015, shareholders approved a new equity incentive plan whereby: the Company can no longer issue Equity Incentive Awards under the previously approved plans; 750,000 shares of common stock will be available for the grant of Equity Incentive Awards to the Company’s executive officers, other key employees and directors; Equity Incentive Awards that are outstanding under the prior plans will remain outstanding and unchanged and subject to the terms of those Plans; and upon termination, cancellation or forfeiture of any of the Equity Incentive Awards that are outstanding under the prior plans, those shares will be added to the pool of shares available for future grants of Equity Incentive Awards under the plan approved in 2015. The shares included above do not reflect the impact of the two for one stock split which occurred at the beginning of 2017. The Company recognized stock-based compensation expense of $3.5 million, $2.8 million, and $2.1 million in 2022, 2021, and 2020, respectively, related to RSUs.

Stock options, when granted, have an exercise price not less than the current market value of the common stock and expire after ten years if not exercised. If applicable, vesting periods are set at the date of grant and the Plans provide for accelerated vesting should a change in control occur.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

The following table summarizes the activities in the Plans during 2022:

		Weighted Average	Weighted Average
(dollars in thousands except		Exercise Price per	Remaining	Aggregate
per share amounts)	Options Granted	Share	Contractual Term	Intrinsic Value
Balance: December 31, 2021	47,050	$8.68
Options granted	—	—
Options exercised	(2,000)	9.00
Options forfeited	—	—
Balance: December 31, 2022	45,050	8.67	0.95 Years	$255
Options exercisable	45,050	$8.67	0.95 Years	$255

The intrinsic value of stock options exercised in 2022 was $33,400

The following table summarizes the activities in the Plans during 2021:

		Weighted Average	Weighted Average
(dollars in thousands except		Exercise Price per	Remaining	Aggregate
per share amounts)	Options Granted	Share	Contractual Term	Intrinsic Value
Balance: December 31, 2020	374,050	$7.81
Options granted	—	—
Options exercised	(327,000)	7.69
Options forfeited	—	—
Balance: December 31, 2021	47,050	8.68	1.96 Years	$761
Options exercisable	47,050	$8.68	1.96 Years	$761

The intrinsic value of stock options exercised in 2021 was $5.8 million.

The following table summarizes the activities in the Plans during 2020:

		Weighted Average	Weighted Average
(dollars in thousands except		Exercise Price per	Remaining	Aggregate
per share amounts)	Options Granted	Share	Contractual Term	Intrinsic Value
Balance: December 31, 2019	548,550	$7.79
Options granted	—	—
Options exercised	(117,500)	7.79
Options forfeited	(57,000)	8
Balance: December 31, 2020	374,050	7.81	1.08 Years	$3,586
Options exercisable	374,050	$7.81	1.08 Years	$3,586

The intrinsic value of stock options exercised in 2020 was $0.8 million.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

The following table provides a summary of the RSUs issued by the Company under its equity incentive plans for the periods ended December 31:

	2022		2021		2020
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Balance: January 1	199,574	$19.34	193,190	$15.32	139,278	$15.69
New RSUs	241,020	22.87	134,973	23.33	159,186	15.26
Shares vested and issued	(148,139)	20.09	(126,528)	17.45	(103,741)	15.74
RSUs forfeited	(93,439)	0.44	(2,061)	20.06	(1,533)	—
Balance December 31	199,016	$31.92	199,574	$19.34	193,190	$15.32

The fair value of the shares vested and issued was $3.4 million, $2.2 million and $1.6 million in 2022, 2021 and 2020, respectively. As of December 31, 2022, the Company had $2.8 million of unrecognized compensation costs related to outstanding RSUs, which will be recognized through January 2025 subject to the related vesting requirements.

NOTE 15: 401(k) PROFIT SHARING PLAN

The Company’s employees participate in the Company’s 401(k) profit sharing plan (the “401k Plan”) that covers all employees eighteen years of age or older who have completed three months of employment. Each employee eligible to participate in the 401k Plan may contribute up to 100% of his or her compensation, subject to certain statutory limitations. In 2022, 2021, and 2020, the Company matched 100% of a participant’s contribution up to 3% of a participant’s compensation and an additional 50% of a participant’s contribution up to the next 2% of a participant’s compensation. These employer contributions are subject to the plan’s vesting schedule. The Company contributions of $2.8 million, $2.2 million and $1.8 million were included in compensation and benefits for 2022, 2021 and 2020, respectively. The Company may also make an additional profit sharing contribution on behalf of eligible employees. No profit sharing contributions were made in 2022, 2021 or 2020.

NOTE 16: INCOME TAXES

The Company is subject to federal income tax and California franchise tax. Income tax expense (benefit) was as follows for the years ended December 31:

(dollars in thousands)	2022	2021	2020
Current expense:
Federal	$25,708	$28,550	$23,316
State	13,096	15,303	12,661
Deferred expense (benefit):
Federal	803	(867)	(1,315)
State	(316)	(712)	(264)
Total	$39,291	$42,274	$34,398

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

The following is a comparison of the federal statutory income tax rates to the Company’s effective income tax rate for the years ended December 31:

	2022		2021		2020
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
Income before taxes	$149,803		$151,785		$118,767
Federal tax statutory rate	$31,459	21.00%	$31,875	21.00%	$24,941	21.00%
State tax, net of Federal benefit	12,085	8.07%	12,262	8.08%	9,612	8.09%
Windfall benefit – exercise of stock options	(205)	(0.14)%	(1,708)	(1.13)%	(118)	(0.10)%
Transaction costs	—	-%	551	0.36%	—	—%
Low income housing, net benefit	(998)	(0.67)%	(732)	(0.48)%	(638)	(0.54)%
Tax exempt interest income	(2,965)	(1.98)%	(1,014)	(0.67)%	(150)	(0.12)%
Other items, net	(85)	(0.05)%	1,040	0.69%	751	0.63%
Effective tax rate	$39,291	26.23%	$42,274	27.85%	$34,398	28.96%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income tax recognition. The following is a summary of the components of the net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31:

(dollars in thousands)	2022	2021
Deferred tax assets (liabilities)
Allowance for credit and REO losses	$12,560	$14,062
Operating loss carryforwards	1,528	1,775
State taxes	2,930	3,157
Stock-based compensation	683	538
Market valuation: merger	3,174	3,252
Capital activities – mark to market	828	3,927
Compensation related	1,407	1,343
Core deposit intangible	(1,914)	(2,471)
Prepaid expenses	(2,772)	(1,853)
Depreciation	(945)	(1,065)
Accumulated other comprehensive income	4,530	(945)
Other	2,189	(885)
Net deferred tax assets	$24,198	$20,835

As part of a merger in 2012, the Company acquired operating loss carryforwards of $13.4 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code and expire in 2032. As a result, the Company will only be able to utilize operating loss carryforwards of $7.6 million, ratably over a period of 20 years. As part of a merger in 2015, the Company acquired operating loss carryforwards of $3.6 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code and expire in 2035. As part of the mergers in 2017 and 2018, the Company acquired operating loss carryforwards of $0.7 and $3.2 million, respectively. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code and have been fully utilized as of the end of 2020. As part of a merger in 2021, the Company acquired operating loss carryforwards of $0.1 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code and expire in 2033.  As of December 31, 2022, the remaining operating loss carryforwards from acquisitions available to be utilized by the Company were $5.2 million. The Company has no other operating loss carryforwards.

The Company’s federal income tax returns for the periods 2019 through 2021 are open to audit. The Company’s California and other state income tax returns for the periods ranging between 2018 through 2021 are open to audit.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

NOTE 17: COMMITMENTS AND CONTINGENCIES

Leases

The Company adopted ASU 2016-02, Leases (Topic 842), on January 1, 2019, using the alternative transition method whereby comparative periods were not restated. No cumulative effect adjustment to the opening balance of retained earnings was required.

The Company leases certain facilities for its corporate offices and branch operations under non-cancelable operating leases that expire through 2035. All leases were classified as operating leases and therefore, were previously not recognized on the Company’s consolidated balance sheet. With the adoption of Topic 842, operating lease agreements are required to be recognized on the consolidated balance sheet as a right-of-use (“ROU”) asset and a corresponding lease liability.

Certain leases include options to renew, with renewal terms that can extend the lease term. The depreciable life of leased assets are limited by the expected lease term.

The following table presents supplemental lease information at or for the twelve months ended December:

(dollars in thousands)	2022	2021
Balance Sheet:
Operating lease asset classified as other assets	$31,210	$19,384
Operating lease liability classified as other liabilities	32,416	20,575

	2022	2021	2020
Income Statement:
Operating lease cost classified as occupancy and equipment expense	$7,638	$6,559	$6,082

Weighted average lease term, in years	5.92	4.57	5.03
Weighted average discount rate	5.62%	4.85%	5.39%
Operating cash flows	$7,611	$6,794	$6,278

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

Lease expense for 2022, 2021, and 2020 was $7.7 million, $6.5 million, and $6.1 million, respectively. Future minimum lease commitments under all non-cancelable operating leases at December 31, 2022 are as follows:

(dollars in thousands)
2023	$6,794
2024	6,656
2025	6,544
2026	5,469
2027 and after	13,373
Total future minimum lease payments	$38,836
Discount on cash flows	(6,420)
Total lease liability	$32,416

During 2022, the Company completed sale-leaseback transactions for two of its branch locations. The Company sold the branches for $3.8 million and recognized a net gain of $1.1 million. The Company also entered into new 13-year lease agreements for each of the two branch locations and recognized right-of-use assets and lease liability of $2.1 million.

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

(dollars in thousands)	2022	2021
Commitments to fund new loans	$—	$29,545
Commitments to fund under existing loans, lines of credit	1,292,332	881,605
Commitments under standby letters of credit	19,486	14,576

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

NOTE 18: DERIVATIVES AND HEDGING ACTIVITIES

Derivatives, specifically interest rate swaps, have been used by the Company to reduce the risk that significant increases in interest rates may have on the value of loans held for sale. Derivative transactions are measured in terms of notional amount, which is not recorded in the consolidated statements of financial condition. The notional amount is generally not exchanged and is used as the basis for interest and other contractual payments. Derivatives are reported at their respective fair values in other assets or other liabilities on the consolidated balance sheet, with changes in fair value recognized currently in earnings.

There were no derivative instruments outstanding at December 31, 2022, 2021, and 2020 respectively.  In September 2020, the Company terminated all interest rate swap agreements that were outstanding at that time.  The Company received $12.1 million in settlement proceeds and recorded a net gain of $0.6 million to earnings from the transaction.

NOTE 19: RELATED-PARTY TRANSACTIONS

The Bank held $3.5 million and $6.2 million of deposits from related parties, including directors and executive officers of the Company and their affiliates, as of December 31, 2022 and December 31, 2021, respectively. Interest paid on deposit accounts held by related parties was $8,000 in 2022, $37,000 in 2021 and $22,000 in 2020.

As of December 31, 2022, related parties, including directors and executive officers of the Company and their affiliates, held $4.4 million in assets under management with FFA and FFB. In 2022, 2021, and 2020 the Company received $26,000, $19,000, and $0.1 million, respectively, in fees related to these assets under management.

As of December 31, 2022, a director owns a $70,000 portion of subordinated notes held at FFI.

The CEO of the Company is a director of another financial services company, and its financial institution subsidiary, that has deposits with the Bank and, in 2018 and 2017, purchased $52.1 million and $121.9 million of loans, respectively, from the Bank for which the Bank will continue to provide servicing.  The balance of deposits held at the Bank was $15.4 million and $0.2 million at December 31, 2022 and December 31, 2021, respectively, and the interest paid by the Bank was $147,000 in 2022, $33,100 in 2021, and $0.2 million in 2020, respectively. The amount of loans serviced for this financial institution was $27.3 million at December 31, 2022.  In 2017, the Bank participated in a subordinated note offering from the financial services company for $15 million. The Bank earned $0.9 million from this investment in 2022, and $0.8 million in 2021 and 2020, respectively.

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

At December 31, 2022 and December 31, 2021, the balance of the investment for qualified affordable housing projects was $88.5 million and $59.1 million, respectively. Total unfunded commitments related to the investments in qualified affordable housing projects was $60.9 million and $45.2 million at December 31, 2022 and December 31, 2021, respectively. The Company expects to fulfill these commitments between 2022 and 2038.

During 2022, 2021, and 2020, the Company recognized amortization expense of $5.6 million, $3.6 million, and $2.6 million respectively, and recognized tax credits from its investment in affordable housing tax credits of $4.1 million,

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

$3.2 million, and $1.5 million respectively. These amounts were included within income tax expense. The Company had no impairment losses during 2022, 2021 and 2020.

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

Quantitative measures established by the regulators to ensure capital adequacy require FFI and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2022 and December 31, 2021 that FFI and the Bank met all capital adequacy requirements.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB (on a stand-alone basis) as of the respective dates and as compared to the respective regulatory requirements applicable to them:

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2022
CET1 capital ratio	$931,125	9.18%	$456,603	4.50%
Tier 1 leverage ratio	931,125	7.44%	500,327	4.00%
Tier 1 risk-based capital ratio	931,125	9.18%	608,804	6.00%
Total risk-based capital ratio	1,145,765	11.29%	811,739	8.00%
December 31, 2021
CET1 capital ratio	$846,515	11.34%	$335,801	4.50%
Tier 1 leverage ratio	846,515	8.43%	401,645	4.00%
Tier 1 risk-based capital ratio	846,515	11.34%	447,735	6.00%
Total risk-based capital ratio	887,821	11.90%	596,980	8.00%
FFB
December 31, 2022
CET1 capital ratio	$1,070,648	10.60%	$454,655	4.50%	$656,724	6.50%
Tier 1 leverage ratio	1,070,648	8.59%	498,725	4.00%	623,406	5.00%
Tier 1 risk-based capital ratio	1,070,648	10.60%	606,207	6.00%	808,276	8.00%
Total risk-based capital ratio	1,111,952	11.01%	808,276	8.00%	1,010,345	10.00%
December 31, 2021
CET1 capital ratio	$854,075	11.49%	$334,608	4.50%	$483,323	6.50%
Tier 1 leverage ratio	854,075	8.53%	400,616	4.00%	500,770	5.00%
Tier 1 risk-based capital ratio	854,075	11.49%	446,144	6.00%	594,859	8.00%
Total risk-based capital ratio	895,381	12.04%	594,859	8.00%	743,574	10.00%

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

As of December 31, 2022, the amount of capital at FFB in excess of amounts required to be well capitalized was $414 million for the CET-1 capital ratio, $447 million for the Tier 1 leverage ratio, $262 million for the Tier 1 risk-based capital ratio and $102 million for the Total risk-based capital ratio. No conditions or events have occurred since December 31, 2022 that we believe have changed FFI’s or FFB’s capital adequacy classifications from those set forth in the above table.

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

NOTE 22: NONINTEREST INCOME

The following table represents revenue from contracts with customers as well as other noninterest income for the years ended December 31:

(dollars in thousands)	2022	2021	2020
Asset management, consulting and other fees:
Wealth management	$28,997	$28,447	$23,413
Trust fees	9,394	7,161	5,645
Consulting fees	396	414	407
Total	$38,787	$36,022	$29,465

Other income (loss):
Deposit fees	$2,507	$1,714	$1,236
Loan related fees	9,228	9,208	8,334
Valuation loss on equity investment	(6,258)	—	—
Other	3,970	2,050	472
Total	$9,447	$12,972	$10,042

Receivables from contracts with customers, which consist primarily of asset management fees, were $3.9 million, $6.0 million and $8.7 million at December 31, 2022, 2021 and 2020, respectively, and are included in other assets on the consolidated balance sheets.  Valuation loss on equity investment relates to the Company’s NYDIG investment which is  recorded as a component of other assets in the consolidated balance sheets.

NOTE 23: OTHER EXPENSES

The following items are included in the consolidated income statements as other expenses for the years ended December 31:

(dollars in thousands)	2022	2021	2020
Regulatory assessments	$6,089	$4,200	$3,817
Directors’ compensation expenses	1,020	820	639
Acquisition expenses	—	2,606	—

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

NOTE 24: SEGMENT REPORTING

In 2022, 2021, and 2020 the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The reportable segments are determined by products and services offered and the corporate structure. Business segment earnings before taxes are the primary measure of the segment’s performance as evaluated by management. Business segment earnings before taxes include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations. Allocations of corporate expenses, such as finance and accounting, data processing and human resources, are calculated based on estimated activity or usage levels. The management accounting process measures the performance of the operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies. If the management structures and/or the allocation process changes, allocations, transfers and assignments may change. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the years ended December 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2022:
Interest income	$403,878	$—	$—	$403,878
Interest expense	78,766	—	6,422	85,188
Net interest income	325,112	—	(6,422)	318,690
Provision for credit losses	532	—	—	532
Noninterest income	26,148	30,027	(7,941)	48,234
Noninterest expense	188,619	24,371	3,599	216,589
Income (loss) before taxes on income	$162,109	$5,656	$(17,962)	$149,803
2021:
Interest income	$247,218	$—	$—	$247,218
Interest expense	13,688	—	246	13,934
Net interest income	233,530	—	(246)	233,284
Provision for credit losses	3,866	—	—	3,866
Noninterest income	41,068	29,917	(532)	70,453
Noninterest expense	121,375	23,349	3,362	148,086
Income (loss) before taxes on income	$149,357	$6,568	$(4,140)	$151,785
2020:
Interest income	$243,891	$—	$—	$243,891
Interest expense	47,078	—	169	47,247
Net interest income	196,813	—	(169)	196,644
Provision for credit losses	6,746	—	—	6,746
Noninterest income	31,567	24,510	(1,430)	54,647
Noninterest expense	102,019	21,778	1,981	125,778
Income (loss) before taxes on income	$119,615	$2,732	$(3,580)	$118,767

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

The following tables show the financial position for each of our business segments, and of FFI which is included in the column labeled Other, and the eliminating entries used to arrive at our consolidated totals at December 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Eliminations	Total
2022:
Cash and cash equivalents	$656,247	$16,757	$24,083	$(40,593)	$656,494
Securities AFS, net	226,158	—	—	—	226,158
Securities HTM, net	862,544	—	—	—	862,544
Loans, net	10,692,462	—	—	—	10,692,462
Premises and equipment	35,788	216	136	—	36,140
FHLB Stock	25,358	—	—	—	25,358
Deferred taxes	19,671	78	4,449	—	24,198
REO	6,210	—	—	—	6,210
Goodwill and Intangibles	221,835	—	—	—	221,835
Other assets	233,621	428	1,314,681	(1,285,950)	262,780
Total assets	$12,979,894	$17,479	$1,343,349	$(1,326,543)	$13,014,179
Deposits	$10,403,205	$—	$—	$(40,593)	$10,362,612
Borrowings	1,176,601	—	193,335	—	1,369,936
Intercompany balances	1,001	971	(1,972)	—	—
Other liabilities	125,254	4,392	17,608	(1)	147,253
Shareholders’ equity	1,273,833	12,116	1,134,378	(1,285,949)	1,134,378
Total liabilities and equity	$12,979,894	$17,479	$1,343,349	$(1,326,543)	$13,014,179
2021:
Cash and cash equivalents	$1,121,089	$3,195	$21,763	$(24,290)	$1,121,757
Securities AFS, net	1,191,378	—	—	—	1,191,378
Loans held for sale	501,436	—	—	—	501,436
Loans, net	6,872,952	—	—	—	6,872,952
Premises and equipment	37,373	411	136	—	37,920
FHLB Stock	18,249	—	—	—	18,249
Deferred taxes	20,745	138	(48)	—	20,835
REO	6,210	—	—	—	6,210
Goodwill and Intangibles	222,125	—	—	—	222,125
Other assets	179,385	365	1,103,181	(1,079,589)	203,342
Total assets	$10,170,942	$4,109	$1,125,032	$(1,103,879)	$10,196,204
Deposits	$8,836,250	$—	$—	$(24,290)	$8,811,960
Borrowings	165,930	—	44,197	—	210,127
Intercompany balances	4,605	(8,204)	3,599	—	—
Other liabilities	92,500	4,381	13,185	—	110,066
Shareholders’ equity	1,071,657	7,932	1,064,051	(1,079,589)	1,064,051
Total liabilities and equity	$10,170,942	$4,109	$1,125,032	$(1,103,879)	$10,196,204

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

NOTE 25: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(dollars in thousands,	First	Second	Third	Fourth
except per share amounts)	Quarter	Quarter	Quarter	Quarter	Full Year
Year Ended December 31, 2022:
Interest income	$79,144	$89,971	$108,746	$126,017	$403,878
Interest expense	4,650	8,166	21,074	51,298	85,188
Net interest income	74,494	81,805	87,672	74,719	318,690
Provision for credit losses	(792)	173	(22)	1,173	532
Noninterest income	15,427	13,400	12,184	7,223	48,234
Noninterest expense	47,618	48,805	60,342	59,824	216,589
Income before taxes on income	43,095	46,227	39,536	20,945	149,803
Taxes on income	12,259	12,911	10,530	3,591	39,291
Net income	$30,836	$33,316	$29,006	$17,354	$110,512
Income per share
Basic	$0.55	$0.59	$0.51	$0.31	$1.96
Diluted	$0.55	$0.59	$0.51	$0.31	$1.96
Year Ended December 31, 2021:
Interest income	$59,138	$61,403	$61,989	$64,688	$247,218
Interest expense	4,909	3,493	2,802	2,730	13,934
Net interest income	54,229	57,910	59,187	61,958	233,284
Provision for credit losses	360	44	(417)	3,879	3,866
Noninterest income	11,908	14,035	30,680	13,830	70,453
Noninterest expense	34,511	35,617	38,394	39,564	148,086
Income before taxes on income	31,266	36,284	51,890	32,345	151,785
Taxes on income	8,911	10,230	14,664	8,469	42,274
Net income	$22,355	$26,054	$37,226	$23,876	$109,511
Income per share
Basic	$0.50	$0.58	$0.83	$0.51	$2.42
Diluted	$0.50	$0.58	$0.83	$0.51	$2.41
Year Ended December 31, 2020:
Interest income	$62,338	$61,932	$61,691	$57,930	$243,891
Interest expense	17,470	13,485	10,074	6,218	47,247
Net interest income	44,868	48,447	51,617	51,712	196,644
Provision for credit losses	4,064	1,367	1,548	(233)	6,746
Noninterest income	10,675	8,969	23,641	11,362	54,647
Noninterest expense	32,872	30,937	30,595	31,374	125,778
Income before taxes on income	18,607	25,112	43,115	31,933	118,767
Taxes on income	5,396	7,258	12,177	9,567	34,398
Net income	$13,211	$17,854	$30,938	$22,366	$84,369
Income per share
Basic	$0.30	$0.40	$0.69	$0.50	$1.89
Diluted	$0.29	$0.40	$0.69	$0.50	$1.88

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

NOTE 26:  PARENT ONLY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
(dollars in thousands)	2022	2021
ASSETS
Cash and cash equivalents	$24,083	$21,763
Premises and equipment, net	136	136
Deferred taxes	4,449	(48)
Investment in subsidiaries	1,285,949	1,079,589
Intercompany receivable	1,972	—
Other assets	28,732	23,592
Total Assets	$1,345,321	$1,125,032
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Borrowings	$193,335	$44,197
Intercompany payable	—	3,599
Accounts payable and other liabilities	17,608	13,185
Total Liabilities	210,943	60,981
Shareholders’ Equity
Common Stock	56	56
Additional paid-in-capital	719,606	720,744
Retained earnings	426,659	340,976
Accumulated other comprehensive income (loss), net of tax	(11,943)	2,275
Total Shareholders’ Equity	1,134,378	1,064,051
Total Liabilities and Shareholders’ Equity	$1,345,321	$1,125,032

INCOME STATEMENTS

	For the Year Ended
	December 31,
(dollars in thousands)	2022	2021	2020
Interest expense—borrowings	$6,422	$246	$169
Noninterest income:
Earnings from investment in subsidiaries	123,407	112,550	86,909
Other income (loss)	(6,251)	1,271	(97)
Total noninterest income	117,156	113,821	86,812
Noninterest expense:
Compensation and benefits	1,331	972	1,343
Occupancy and depreciation	12	1	112
Professional services and marketing costs	2,946	3,329	848
Other expenses	1,000	863	1,011
Total noninterest expense	5,289	5,165	3,314
Income before taxes on income	105,445	108,410	83,329
Taxes on income	(5,067)	(1,101)	(1,040)
Net income	$110,512	$109,511	$84,369

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

STATEMENTS OF COMPREHENSIVE INCOME

	For the Year Ended
	December 31,
(dollars in thousands)	2022	2021	2020
Net income	$110,512	$109,511	$84,369
Other comprehensive income:
Unrealized holding (losses) gains on securities arising during the period	(18,702)	(16,696)	13,866
Other comprehensive income (loss) before tax	(18,702)	(16,696)	13,866
Income tax benefit (expense) related to items of other comprehensive income	4,484	4,884	(4,055)
Other comprehensive (loss) income	(14,218)	(11,812)	9,811
Total comprehensive income	$96,294	$97,699	$94,180

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
(dollars in thousands)	2022	2021	2020
Cash Flows from Operating Activities:
Net income	$110,512	$109,511	$84,369
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Earnings from investment in subsidiaries	(123,407)	(112,550)	(86,909)
Stock–based compensation expense	153	115	98
Deferred tax liability (benefit)	(4,497)	(198)	414
Decrease (increase) in other assets	(5,140)	(26,308)	549
Increase (decrease) in accounts payable and other liabilities	4,425	3,400	(5,079)
Net cash used in operating activities	(17,954)	(26,030)	(6,558)
Cash Flows from Investing Activities:
Investment in subsidiaries	(95,000)	(10)	—
Dividend from subsidiary	—	22,000	12,000
Net cash provided by (used in) investing activities	(95,000)	21,990	12,000
Cash Flows from Financing Activities:
Increase in borrowings, net	149,139	30,197	4,000
Proceeds from the sale of stock, net	18	2,514	908
Repurchase of stock	(3,482)	—	(2,824)
Intercompany accounts, net decrease (increase)	(5,571)	4,573	2,606
Dividends paid	(24,830)	(16,173)	(12,504)
Net cash (used in) provided by financing activities	115,274	21,111	(7,814)
Increase (decrease) in cash and cash equivalents	2,320	17,071	(2,372)
Cash and cash equivalents at beginning of year	21,763	4,692	7,064
Cash and cash equivalents at end of year	$24,083	$21,763	$4,692

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2022, 2021, and 2020

NOTE 27: SUBSEQUENT EVENTS

Cash Dividend

On January 26, 2023, the Board of Directors of the Company declared a quarterly cash dividend of $0.11 per common share to be paid on February 16, 2023, to stockholders of record as of the close of business on February 6, 2023.

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness as of December 31, 2022, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2022, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission in 2013. Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of December 31, 2022, the Company maintained effective internal control over financial reporting.

The foregoing report on internal control over financial reporting shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Eide Bailly, LLP, independent registered public accounting firm, which audited our consolidated financial statements for the fiscal year ended December 31, 2022 included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in their report included Item 8.

Item 9B.   Other Information.

None.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Except for the information regarding our Code of Conduct below, the information required by this Item 10 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2023, for its 2023 Annual Meeting of Stockholders.

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

Item 11.    Executive Compensation

The information required by this Item 11 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2023, for its 2023 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2023, for its 2023 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2023, for its 2023 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

The information required by this Item 14 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2023, for its 2023 Annual Meeting of Stockholders.

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

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

3.2	Certificate Of Amendment to Certificate of Incorporation of First Foundation Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2022).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

4.1	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K/A, filed on August 3, 2015).

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 2, 2020).

4.3

Indenture, dated January 24, 2022, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on January 24, 2022).

4.4

First Supplemental Indenture, dated January 24, 2022, between the Company and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 24, 2022).

4.5	Form of 3.50% Fixed-to-Floating Rate Subordinated Notes due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 24, 2022).

10.1(1)	First Foundation Inc. 2007 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 10, filed on October 17, 2013).

10.2(1)	First Foundation Inc. 2007 Management Stock Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form 10, filed on October 17, 2013).

10.3(1)	First Foundation Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.99 to the Company’s Registration Statement on Form S-8, filed on October 28, 2015).

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
10.7(1)

Amended and Restated Employment Agreement, dated December 31, 2009, by and between the Company, First Foundation Advisors and Ulrich E. Keller, Jr., together with the First Amendment thereto, dated December 31, 2012 and Second Amendment thereto, dated August 31, 2013 (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form 10, filed on October 17, 2013), Third Amendment thereto, dated January 26, 2016 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 1, 2016), Fourth Amendment thereto, dated February 7, 2018 (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on February 7, 2018), Fifth Amendment thereto, dated March 11, 2020 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on March 13, 2020), and Sixth Amendment thereto, dated December 5, 2022 (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K, filed on December 6, 2022).

10.8(1)

Amended and Restated Employment Agreement, dated December 31, 2009, by and between the Company, First Foundation Bank and Scott F. Kavanaugh, together with the First Amendment thereto, dated December 28, 2012 and Second Amendment thereto, dated August 31, 2013 (incorporated by reference to Exhibit 10.5 to the Company’s Registration Statement on Form 10, filed on October 17, 2013), Third Amendment thereto, dated January 26, 2016 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 1, 2016), Fourth Amendment thereto, dated February 7, 2018 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 7, 2018), Fifth Amendment thereto, dated March 11, 2020 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 13, 2020), and Sixth Amendment thereto, dated December 5, 2022 (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K, filed on December 6, 2022).

10.9(1)

Employment Agreement, dated December 19, 2022, by and between First Foundation Bank and Amy Djou (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2022).

10.10(1)

Amended and Restated Employment Agreement, dated December 31, 2009, by and between First Foundation Advisors and John Hakopian, together with the First Amendment thereto, dated December 31, 2012, Second Amendment thereto, dated August 31, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10, filed on October 17, 2013), Third Amendment thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2016), and Fourth Amendment thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 7, 2018).

10.11(1)(2)	Fifth Amendment to Employment Agreement, dated March 11, 2020, by and between First Foundation Advisors and John Hakopian.

10.12(1)(2)	Sixth Amendment to Employment Agreement, dated December 19, 2022, by and between First Foundation Advisors and John Hakopian.

10.13(1)

Employment Agreement dated January 1, 2015, by and between First Foundation Bank and Christopher Naghibi, together with the First Amendment thereto, dated January 26, 2016, Second Amendment thereto, dated February 7, 2018, Third Amendment thereto, dated March 11, 2020, and Fourth Amendment thereto, dated December 5, 2022 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 6, 2022).

10.14(1)

Employment Agreement dated January 1, 2015, by and between First Foundation Bank and Hugo Nuno, together with the First Amendment thereto, dated January 26, 2016, Second Amendment thereto, dated February 7, 2018, Third Amendment thereto, dated March 11, 2020, and Fourth Amendment thereto, dated December 5, 2022 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on December 6, 2022).

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

10.17(1)

Change in Control Agreement Severance Compensation Agreement, dated November 14, 2022, by and between the Company and Amy Djou (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on November 21, 2022).

10.18(1)(2)	Amended and Restated Change in Control Agreement Severance Compensation Agreement, dated August 6, 2020, by and between the Company and John Hakopian.

10.19(1)

Amended and Restated Change in Control Severance Compensation Agreement, dated August 6, 2020, by and between First Foundation Inc. and Christopher Naghibi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 6, 2022).

10.20(1)

Amended and Restated Change in Control Severance Compensation Agreement, dated August 6, 2020, by and between First Foundation Inc. and Hugo Nuno (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on December 6, 2022).

10.21(1)

Separation and General Release, dated November 8, 2022, by and between First Foundation Bank and David DePillo (incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 8, 2022).

10.22(1)

Separation and General Release, dated November 8, 2022, by and between First Foundation Bank and Lindsay Lawrence (incorporated by reference to the Company’s Current Report on Form 8-K, filed on December 6, 2022).

10.23

Loan Agreement, dated February 8, 2017, by and between the Company, as borrower, and NexBank SSB, as lender (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed February 9, 2017).

10.24

First Amendment to Loan Agreement, dated May 18, 2017, by and between the Company and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed May 22, 2017).

10.25

Second Amendment to Loan Agreement, dated April 6, 2018, by and between the Company and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 9, 2018).

10.26

Third Amendment to Loan Agreement, dated October 30, 2018, by and between the Company and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 31, 2018).

10.27

Fourth Amendment to Loan Agreement, dated May 31, 2019, by and between the Company and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed June 3, 2019).

Exhibit No.	Description
10.28

Fifth Amendment to Loan Agreement, dated as of March 22, 2022, by and between the Company and NexBank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2022).

10.29

Pledge and Security Agreement, dated as of February 8, 2017, by and between the Company and NexBank SSB (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 9, 2017).

14.1	Code of Conduct for the Chief Executive Officer and Other Senior Financial Officers (incorporated by reference to Exhibit 14.1 to the Company’s Annual Report on Form 10-K, filed on March 25, 2014).

21.1(2)	Subsidiaries of the Registrant.

23.1(2)	Consent of Eide Bailly, LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K).

31.1(2)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL.

(1)	Management contract or compensatory plan.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Dallas, Texas on February 28, 2023.

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

SIGNATURE	TITLE	DATE

/s/ SCOTT F. KAVANAUGH	Chief Executive Officer and Director	February 28, 2023
Scott F. Kavanaugh	(Principal Executive Officer)

/s/ AMY DJOU	Interim Chief Financial Officer	February 28, 2023
Amy Djou	(Principal Financial and Accounting Officer)

/s/ ULRICH E. KELLER, JR.	Chairman and Director	February 28, 2023
Ulrich E. Keller, Jr.

/s/ MAX BRIGGS	Director	February 28, 2023
Max Briggs

/s/ JOHN HAKOPIAN	Director	February 28, 2023
John Hakopian

/s/ DAVID LAKE	Director	February 28, 2023
David Lake

/s/ ELIZABETH PAGLIARINI	Director	February 28, 2023
Elizabeth Pagliarini

/s/ MITCHELL ROSENBERG	Director	February 28, 2023
Mitchell Rosenberg

/s/DIANE RUBIN	Director	February 28, 2023
Diane Rubin

/s/ JACOB SONENSHINE	Director	February 28, 2023
Jacob Sonenshine

/s/ GARY TICE	Director	February 28, 2023
Gary Tice

S-1