Form 10-K/A
period 2022-12-31
First Foundation Inc.
filed 2023-05-01
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.   ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes  ☐    No   ☒

As of June 30, 2022, the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the NASDAQ Global Stock Market as of the close of business on June 30, 2022, was approximately $1.2 billion.

As of February 21, 2023, there were 56,350,719 shares of registrant’s common stock outstanding.

EXPLANATORY NOTE

Unless we state otherwise or the context otherwise requires, all references to “we,” “our,” and “us” refer to First Foundation Inc., a Delaware corporation (“FFI” or the “Company”), and its consolidated subsidiaries, First Foundation Advisors (“FFA”) and First Foundation Bank (“FFB” or “Bank”), and FFB’s wholly owned subsidiaries, First Foundation Insurance Services, First Foundation Public Finance, and  Blue Moon Management, LLC.

The Company is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2022 (“Form 10-K”), which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on February 28, 2023 (“Original Filing Date”). This Amendment updates Part III (Items 10-14) of the Form 10-K to contain certain additional information required therein.

In addition to the changes to Part III to provide the omitted information, this Amendment amends Item 15 of Part IV to include related certifications added to the list of Exhibits. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. This Amendment makes no other changes to the Form 10-K. This Amendment does not reflect events occurring after the filing of the Form 10-K or modify disclosures affected by subsequent events.

i

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Board of Directors

Set forth below is a summary of the business experience and qualifications of the members of the Company’s Board of Directors (the “Board”):

Ulrich E. Keller, Jr., CFP. Mr. Keller, age 66, is one of the founders of the Company and currently is the Executive Chairman of the Company and its wholly-owned subsidiary, FFA. Mr. Keller served as Chief Executive Officer (“CEO”) of FFA from 1990, when it began operations as a fee-only investment advisor, until December 2009, at which time he became its Executive Chairman. In 2007, Mr. Keller became the Executive Chairman of the Company and from June 2007 until December 2009 he also served as the CEO of the Company. Mr. Keller earned a Bachelor of Science degree in Finance from San Diego State University and completed the financial planning program at the University of Southern California. Mr. Keller served as a Trustee of the University of California Irvine (“UCI”) for 15 years. During that time he was Chair of the Foundation Finance & Investment Committee and continues to serve as a member of the Investment Committee. Mr. Keller also serves as a member of the executive committee of the UCI Diabetes Center. Mr. Keller served as Co-Chair for the Center for Investment and Wealth Management at the Paul Merage School of Business at UCI. Mr. Keller serves as a member of the Orange County Sheriff’s Advisory Council. As one of the founders of the Company, who played a key role in the development and successful implementation of our business strategy of providing high quality and personalized wealth management and investment advisory services to our clients and the expansion of the financial services we offer our clients, Mr. Keller brings to the Board considerable knowledge and valuable insights about the wealth management and investment advisory business and the Southern California financial services market.

Scott F. Kavanaugh. Mr. Kavanaugh, age 62, is the President and CEO of the Company and its wholly-owned banking subsidiary, FFB. Mr. Kavanaugh has served as CEO of the Company since December 2009 and as President of the Company since December 2022. Previously, Mr. Kavanaugh served as President and Chief Operating Officer of the Company from June 2007 until December 2009. Mr. Kavanaugh has been the Vice-Chairman of the Company since June 2007, and the Chairman of FFB since September 2007. Mr. Kavanaugh was a founding stockholder and served as an Executive Vice President and Chief Administrative Officer and a member of the board of directors of Commercial Capital Bancorp, Inc., the parent holding company of Commercial Capital Bank. During his tenure as an executive officer and director of Commercial Capital Bancorp, Inc. that company became a publicly traded company, listed on NASDAQ, and its total assets grew to more than $1.7 billion. From 1998 until 2003, Mr. Kavanaugh served as the Executive Vice President and Chief Operating Officer and a director of Commercial Capital Mortgage. From 1993 to 1998, Mr. Kavanaugh was a partner and head of trading for fixed income and equity securities at Great Pacific Securities, Inc., a west coast-based regional securities firm. Mr. Kavanaugh earned a Bachelor of Science degree in Business Administration and Accounting at the University of Tennessee and a Masters of Business Administration (“MBA”) degree in Information Systems at North Texas State University. Mr. Kavanaugh is, and since 2008 has been, a member of the board of directors of Colorado Federal Savings Bank and its parent holding company, Silver Queen Financial Services, Inc. Since March 2015, Mr. Kavanaugh has served as director for Nexpoint Residential Trust Inc., a publicly traded real estate investment trust that is advised by NexPoint Real Estate Advisors, L.P., an affiliate of Highland Capital Management, L.P. Mr. Kavanaugh has also served as director for NexPoint Real Estate Finance since 2020 and as director for VineBrook Homes Trust, Inc. since 2018. Mr. Kavanaugh served as a member of the boards of directors of NexBank SSB and its parent holding company, NexBank Capital, Inc. from December 2013 until December 2015. From January 2000 until June 2012, Mr. Kavanaugh served as Independent Trustee and Chairman of the Audit Committee, and from June 2012 until December 2013 served as Chairman of the Highland Mutual Funds, a mutual fund group managed by Highland Capital Management, L.P. Mr. Kavanaugh is also a director on the Lanakila Pacific’s Foundation Board. The Board believes that Mr. Kavanaugh’s extensive experience as an executive officer of banks and other financial services organizations, combined with his experience as a director of both public and private companies, qualifies him to serve as a member of our Board. In addition, because Mr. Kavanaugh is the Company’s CEO, we believe that his participation as a member of the Board facilitates communication between the outside Board members and management.

Max A. Briggs, CFP. From 2005 to 2012, Mr. Briggs, age 57, served as Chairman of the Board of Desert Commercial Bank (“DCB”). He was elected as a director of the Company following the Company’s acquisition of DCB in August 2012. Mr. Briggs is, and since 1996 has been the President and CEO of FLC Capital Advisors, a wealth management firm with over $600 million of assets under administration. From 1992 to 2007, Mr. Briggs served as CEO of Franklin Loan Center, a mortgage banking company. Mr. Briggs earned a Business Administration and Finance degree from Stetson University. We believe Mr. Briggs is a valuable member of our Board due to his knowledge of the banking business, gained from his service as Chairman of DCB, particularly as conducted in Palm Desert, California, and its surrounding communities, where we have two of our wealth management offices, and his experience as President and CEO of a wealth management firm.

John A. Hakopian. Mr. Hakopian, age 54, is, and since April 2009 has been, the President of FFA, and is and since 2007 has been, a member of the Board. Mr. Hakopian was one of the founders of FFA in 1990, when it began its operations as a fee-based investment advisor, and served as its Executive Vice President and Co-Portfolio Manager from 1994 through April 2009. Mr. Hakopian earned a Bachelor of Arts degree in Economics from UCI and a MBA degree in Finance from the University of Southern California. Mr. Hakopian’s extensive knowledge of the Company’s wealth management and investment advisory business makes him a valuable member of the Board who is able to provide the outside Board members with insight into the operations and risks of that business.

David G. Lake. Mr. Lake, age 57, has served as a director of the Company since June 1, 2018. Since 1993 Mr. Lake has been the Chief Executive Officer of and a co-founder of 4EARTH Farms, Inc., a grower and value-added produce company with over 400 employees in California and affiliated operations in other states. Mr. Lake served as the Chairman of the board of directors of PBB Bancorp, since its formation in May 2014, and of the board of directors of its wholly-owned subsidiary Premier Business Bank from July 2006 until the June 2018 acquisition of PBB Bancorp by the Company. Mr. Lake serves on the executive board, chair search of new director, and compensation committee of the Orange County Museum of Art. We believe Mr. Lake brings to the Board his knowledge of operating a highly successful company and his experience as an independent director of a community bank in Southern California.

Elizabeth A. Pagliarini. Ms. Pagliarini, age 52, has served as a director of the Company since 2019. Ms. Pagliarini is, and since September 2014 has been, the Chief Financial Officer and Treasurer, and since 2019 the Chief Financial Officer, Treasurer and Chief Operating Officer, of Summit Healthcare REIT, Inc., a Maryland corporation that invests in and owns real estate. Her background includes experience in finance, accounting, operations, compliance, securities litigation and executive management. Prior to working at Summit, Ms. Pagliarini was chief compliance officer and FINOP (financial and operations principal) at a Los Angeles-based investment bank from 2005 to 2008, and a principal at a securities litigation and financial consulting firm 2001 to 2005. Ms. Pagliarini received her Bachelor of Science in Business Administration with a concentration in Finance from Valparaiso University. She is also a Certified Fraud Examiner. Ms. Pagliarini is active in her community, serving on the Emeritus Board of Directors for Forever Footprints, a non-profit organization that provides support to families that have suffered the loss of a baby during pregnancy or infancy, She is also currently on the advisory board of the CFO Executive Summit. We believe that Ms. Pagliarini’s educational and executive experience in managing the financial, accounting, securities filing and operations functions of several finance-oriented firms qualifies her to serve as a member of our Board.

Mitchell M. Rosenberg, Ph.D. Dr. Rosenberg, age 69, has served as a director of the Company since 2007. Dr. Rosenberg is, and since 2005 has served as, President and founder of the consulting firm of M. M. Rosenberg & Associates, which provides executive and organizational development services to public and private companies in the fields of financial services, health care and technology. From 2002 to 2005, Dr. Rosenberg was Chief Executive Officer for The Picerne Group, an international investment firm investing primarily in real estate, and portfolios of loans. Prior to 2002, Dr. Rosenberg served as Executive Vice President and Director of Business Services for Ameriquest Capital Corporation and directed the Human Resource and Organizational Development functions for Washington Mutual Bank, American Savings Bank and Great Western Bank. Dr. Rosenberg earned a Bachelor of Science degree in Psychology from Ohio University, a Masters of Science degree in Industrial Psychology from California State University, Long Beach, and a Ph.D. degree in Psychology with an emphasis on Organizational Behavior from Claremont Graduate University, which is the graduate university of the Claremont Colleges. We believe that Dr. Rosenberg’s educational and operational experience in managing the human resource and organizational development functions of a number of banking organizations and a real estate investment firm provides insight regarding the Company’s human resource functions, including compensation considerations that will impact the Company’s growth and expansion.

Diane M. Rubin, CPA. Ms. Rubin, age 71, has served as a director of the Company since 2019. Ms. Rubin is continuing in a career of more than 44 years in accounting and accounting industry and practice oversight roles. In 2022, she was appointed by the Public Company Accounting Oversight Board (PCAOB) to the newly-formed Standards and Emerging Issues Advisory Group. Ms. Rubin was from January 2016 to December 2020, a member of the Board of Trustees of the Financial Accounting Foundation, and in 2019 was elected to serve as the Vice Chair of the Board of Trustees. The Financial Accounting Foundation is the organization responsible for the oversight, administration and appointment of the Financial Accounting Standards Board and the Governmental Accounting Standards Board. From 2012 to 2015 Ms. Rubin served as a member of the Private Company Council, an advisory board that works with Financial Accounting Standards Board (“FASB”) to determine possible alternatives within GAAP for private companies. From 1996 to 2012 Ms. Rubin served as an Audit Partner and Quality Control Partner with the San Francisco-based Novogradac & Company LLP. In 1989 Ms. Rubin established an independent diversified audit, accounting and tax firm with clients including small businesses, broker/dealers, non-profits and professional organizations. Ms. Rubin has experience in accounting and financial accounting roles with insurance, technology and banking firms. Ms. Rubin started her career with Price Waterhouse & Co. in 1975 in that firm’s audit practice. We believe that Ms. Rubin’s deep knowledge of accounting and auditing qualifies her to serve as a member of our Board.

Jacob P. Sonenshine, J.D., CFA. Mr. Sonenshine, age 52, has served as a director of the Company since 2007. Mr. Sonenshine is, and since 2012, has served as President of Prell Restaurant Group, an operator of fast casual restaurants. From 2006 until 2012, Mr. Sonenshine served as the President and Chief Operating Officer of Professionals Retirement Strategy, a retirement planning and entity risk management firm. From 1999 to 2005, Mr. Sonenshine was President and co-founder of RSM EquiCo, an investment bank specializing in mergers and acquisitions of privately-held middle market companies. Mr. Sonenshine earned a Bachelor of Science degree in economics and a Bachelor of Administration degree in International Relations from the University of Pennsylvania, and a J.D. degree and a MBA degree from the University of Southern California. We believe Mr. Sonenshine’s experience as President of a retirement planning firm is valuable to the Board in overseeing FFA’s wealth management and investment advisory business.

Gabriel V. Vazquez. Mr. Vazquez, age 45, has served as a director of the Company since 2023. He is, and has been since 2016, the Vice President and Associate General Counsel for Operations for Vistra Corp. (“Vistra”) (NYSE: VST), a leading Fortune 500 integrated power company based in Irving, Texas. In addition to managing and supporting the legal operations of Vistra and its national retail energy businesses, Mr. Vazquez oversees the legal department’s operations (including fiscal reporting and department project planning), and also facilitates the execution of Vistra’s enterprise crisis management program. Prior to his current role, Mr. Vazquez served as general counsel for TXU Energy, a wholly-owned subsidiary of Vistra, from 2008 to 2016. He was previously a corporate attorney for Michaels Stores, Inc. and was in private practice with the law firm of Gardere Wynne, which has since merged with Foley & Lardner LLP. Mr. Vazquez currently serves on the Board of Trustees and on the Executive Committee of the Dallas Bar Foundation and is the current Secretary-Treasurer. He also serves on the non-profit board of the Jesuit College Preparatory School of Dallas Foundation Inc. as a trustee and as a member of the Development Committee, and he is president of the Alumni Board. Mr. Vazquez received his undergraduate degree from Southern Methodist University and his law degree from Southern Methodist University’s Dedman School of Law, where he was a Sarah T. Hughes Fellow. We believe Mr. Vazquez’s background as a senior leader in a large, highly-regulated and publicly-traded business qualifies him to serve as a member of our Board.

Executive Officers

In addition to Messrs. Keller, Kavanaugh and Hakopian, each of whom is an executive officer and a director, set forth below are the names and biographical information of our other executive officers:

Amy Djou. Ms. Djou, age 54, is, and since November 2022, has been, the Executive Vice President and Interim Chief Financial Officer of the Company and FFB, and has been the Chief Accounting Officer of FFB since March 2021. Having joined FFB in 2016, Ms. Djou has served as Senior Vice President, Controller of FFB between January 2018 and March 2021 and as Vice President, Controller of the FFB between May 2016 and January 2018. Ms. Djou began her career as a Certified Public Accountant with Arthur Andersen and has held senior finance positions at various financial institutions. Her extensive knowledge and experience in the financial services industry provides valuable insight into the daily and strategic operations of FFB.

Christopher Naghibi. Mr. Naghibi, age 42, is, and since December 2022 has been, the Executive Vice President and Chief Operating Officer of FFB. In this role, he is responsible for product and online banking operations, depository specialty, treasury and commercial client service sales and retail banking. Before becoming the Executive Vice President and Chief Operating Officer of FFB, he was the Executive Vice President and Chief Credit Officer of FFB since 2014. Mr. Naghibi joined FFB in September 2007 and served in various credit underwriting positions and management positions until his promotion to Chief Credit Officer. Mr. Naghibi is an attorney, licensed in the State of California since 2018 and in the State of Washington since 2021. He is also a real estate broker, licensed in the State of California since 2007, and a general building contractor (Class B), licensed in the State of California since 2019. He graduated with a Juris Doctorate from Trinity Law School, received a Master of Business Administration from American Heritage University alongside two bachelor degrees and is also a graduate of the Yale School of Management Global Executive Leadership Program. Mr. Naghibi has deep expertise in large volume institutional operations including credit and lending, loan servicing, asset quality review and special assets, which is valuable to the operations of FFB.

Hugo J. Nuno. Mr. Nuno, age 61, is, and since December 2022 has been, the Executive Vice President and Chief Banking Officer of FFB.  In this role, he is responsible for central operations, retail banking support, online banking support, information security and privacy, facilities, vendor management, and the risk division of FFB which includes enterprise risk management, consumer compliance, Community Reinvestment Act, Bank Secrecy Act, and quality assurance.  Before becoming the Executive Vice President and Chief Banking Officer of FFB, he was the Executive Vice President and Chief Risk Officer of FFB since 2017.  He joined FFB in September 2009 and served in various risk and operations positions until his promotion to Chief Banking Officer.  Prior to joining FFB in September 2009, he served as Executive Operating Officer at Sunwest Bank. Past positions also include National Compliance Manager for Banco Popular North America, Director of Operations, Branch Administrator and Human Resources Director for Universal Bank, Chief Compliance Officer for East West Bank and Director of Training at East West Bank.  Mr. Nuno received his undergraduate degree in Organizational Leadership from Azusa Pacific University.

There are no family relationships between any director, executive officer or person nominated to become a director or executive officer.

Corporate Governance Principles and Policies

Our Board believes that sound governance policies and practices provide an important framework to assist them in fulfilling their duties to the Company’s stockholders. Our Board has adopted the following governance guidelines, which include a number of policies and practices under which our Board has operated for some time, together with concepts suggested by various authorities in corporate governance and the requirements under applicable NASDAQ Stock Market (“NASDAQ”) rules. Our Board members believe these policies and practices are essential to the performance of the Board’s oversight responsibilities and to the maintenance of the Company’s integrity in the marketplace. Some of the principal subjects covered by those guidelines include:

Codes of Business and Ethical Conduct. We have adopted a Code of Business and Ethical Conduct for our directors, officers and employees and a Code of Conduct — Financial Officers (“Code of Conduct”) that contains specific ethical policies and principles that apply to our principal executive officer, principal financial officer, principal accounting officer and other key accounting and financial personnel. The Code of Conduct constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act and is our “code of conduct” within the meaning of the listing standards of NASDAQ.

The Code of Conduct is available in the Investor Relations section of our website at www.ff-inc.com. To the extent required by applicable rules of the SEC and NASDAQ, we will disclose on our website, any amendments to the Code of Conduct and any waivers of the requirements of the Code of Conduct that may be granted to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions.

Incentive Compensation Clawback Policy. Our Board has adopted an Incentive Compensation Clawback Policy (the “Clawback Policy”). Under the Clawback Policy, if any of our executive officers or employees receive incentive compensation as a result of our achievement of (i) financial results measured on the basis of financial statements that are required to be restated or (ii) financial, operational or other performance metric(s) that were satisfied as a result of fraudulent, dishonest or illegal conduct (as defined by law), we will become entitled to recoup from those executive officers or employees, the amount by which the incentive compensation they had received based on those financial statements or the satisfaction of those metrics exceeds the incentive compensation they would have received had such incentive compensation been determined on the basis of the restated financial statements or revised metric results (“Excess Compensation”). The Clawback Policy provides for the recoupment of Excess Compensation paid to or received by any executive officer or employee during the three years immediately preceding the accounting restatement. The Clawback Policy further provides that, if the Excess Compensation was paid or received in shares of common stock and the executive officer had sold those shares within a year of the public disclosure of the financial statements that were the subject of the accounting restatement, we will be entitled to recoup the net profits realized by the executive officer from the sale of those shares.

Compensation Risk Considerations. The Compensation Committee reviews on an annual basis the incentive compensation of the Company’s Chief Executive Officer and the other named executive officers (“NEOs”), as well as individual employees whose activities may expose the organization to material amounts of risk and groups of employees participating in similar incentive programs who in the aggregate may expose the organization to material amounts of risk based on risk categories that include credit, market, liquidity, operational, legal, compliance and reputational risk, based on a facts-and-circumstances determination.

After conducting this review during 2022, the Compensation Committee has concluded that the Company’s compensation arrangements do not encourage employees to take unnecessary and excessive risks after considering, among other items, the Company’s Clawback Policy, the mix of cash and equity incentives, as well as the mix of time-based vesting awards and performance-based vesting awards. We do not believe that any risks arising from our compensation policies and practices are reasonably likely to have a material adverse effect on the Company.

Related Party Transaction Policy. Our Board has adopted a Related Party Transaction Policy, which provides that, subject to certain limited exceptions, the Company will not enter into or consummate a related party transaction that is determined by the Audit Committee to be materially less favorable from a financial standpoint to the Company than similar transactions between the Company and unaffiliated third parties. A “related party transaction” is a transaction between the Company or any of its subsidiaries and any executive officer, director or owner of more than 10% of the outstanding shares of the Company’s common stock or persons related to them.

Anti-Hedging Policy. Our Insider Trading Policy prohibits our directors, named executive officers and other key executives from hedging the economic interest in the Company securities that they own and from engaging in short sales or speculative transactions with respect to our stock. That prohibition includes a procedure whereby a covered person may seek permission from the Audit Committee of the Company to pledge shares of Company stock after a showing as to their financial capacity to repay the proposed loan without the sale of any pledged shares of Company stock. As of the date of this Amendment, Mr. Kavanaugh has pledged 1,298,494 shares of Company stock and such pledge of stock was approved by the Audit Committee. As of the date of this Amendment, to the best of the Company’s knowledge, except as set forth above, none of our executive officers have outstanding pledges with respect to any Company stock.

Stock Ownership Guidelines for Directors. To more directly align the interests of our non-employee directors and stockholders, our Board adopted stock ownership guidelines which require that each non-employee director own shares of the Company’s common stock having a value of at least equal to five times the cash component of the director’s annual retainer for service on the Board. New directors have five years after joining the Board to meet the guidelines. Restricted stock and restricted stock units, and a portion of the shares that may be acquired by exercise of vested in-the-money stock options, are treated as stock ownership for this purpose. As of the date of this Amendment, all directors have met or are on track to meet these targets within the timeframe applicable to them.

Board Leadership Structure. The Chairman of our Board is Ulrich E. Keller, Jr., who is a member of senior management, and our Chief Executive Officer is Scott F. Kavanaugh. Our Board decided to separate the positions of Chairman and Chief Executive Officer because our Board believes that doing so provides the appropriate leadership structure for us at this time, particularly since the separation of those two positions enables our Chief Executive Officer to focus on the management of our business and the development and implementation of strategic initiatives, while the Chairman leads our Board in the performance of its responsibilities.

In addition, because the office of Chairman of the Board is not held by an independent director, we have appointed Max A. Briggs, an independent director, to serve as Lead Director to ensure strong independent Board oversight. Our Lead Director (i) presides at all meetings of the Board at which the Chairman is not present, including executive sessions of the independent directors; (ii) has the authority to call meetings of the independent directors; (iii) serves as a liaison between the Chairman and the independent directors; (iv) approves meeting agendas, meeting schedules and information sent to the Board; (v) ensures that matters of concern or interest of the independent directors are appropriately scheduled for discussion at Board meetings; (vi) has the authority to retain outside advisors and consultants who report directly to the Board on board-wide issues; (vii) serves as a liaison for consultation and direct communication with stockholders, as appropriate; and (viii) performs such other duties, and exercise such powers, as from time to time prescribed by our Board.

Board of Directors and Committees

Election of Directors

Our Bylaws provide that our directors shall be elected at each annual meeting of stockholders but, if any such annual meeting is not held or the directors are not elected thereat, the directors may be elected at any special meeting of stockholders held for such purpose. All directors shall hold office until their respective successors are elected, subject to the Delaware General Corporation Law (the “DGCL”) and our Bylaws with respect to vacancies on the Board. A vacancy on the Board shall be deemed to exist in case of the death, resignation, retirement, disqualification, or removal from office. Vacancies on the Board, unless otherwise required by law or by resolution of the Board, may be filled only by a majority vote of the directors then in office, though less than a quorum or, if there is only one director then in office, by such director (and in neither case by the stockholders). No decrease in the number of authorized directors shall shorten the term of any incumbent director.

Subject to the DGCL and our Bylaws, each director shall be elected by the vote of the majority of the votes cast with respect to the director at any meeting for the election of directors at which a quorum is present, provided, however, that at any meeting of stockholders for which the Corporate Secretary of the Company determines that the number of nominees exceeds the number to be elected as of the record date for such meeting, the directors shall be elected by vote of the plurality of the shares, present in person or represented by proxy and entitled to vote on the election of directors.

Role of the Board of Directors

In accordance with Delaware law, the Board oversees the management of the business and affairs of the Company. The members of the Board keep informed about our business primarily through discussions with management, by reviewing analyses and reports sent to them by management and outside consultants, and by participating in Board and in Board committee meetings.

During 2022, our Board held a total of 14 meetings and each director attended at least 75% of the total number of those meetings and the meetings of the Board committees on which he or she served during his or her term of office as a director in 2022. We encourage our directors to attend our annual meetings of stockholders. All of our current directors attended our 2022 Annual Meeting of Stockholders.

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

The risk of incurring losses on the loans we make is an inherent feature of the banking business and, if not effectively managed, such risks can materially affect our results of operations. Accordingly, the Board, as a whole, exercises oversight responsibility over the processes that our management employs to manage those risks. The Board fulfills that oversight responsibility by:

•	monitoring trends in the Company’s loan portfolio and the Company’s allowance for loan losses;

•	establishing internal limits related to the Company’s lending exposure and reviewing and determining whether or not to approve loans in amounts exceeding certain specified limits;

•	reviewing and discussing, at least quarterly and more frequently, if the Board deems necessary, reports from FFB’s chief credit officer relating to such matters as (i) risks in the Company’s loan portfolio, (ii) economic conditions or trends that could reasonably be expected to affect (positively or negatively) the performance of the loan portfolio or require increases in the allowance for credit losses (“ACL”) and (iii) specific loans that have been classified as “special mention,” “substandard” or “doubtful” and, therefore, require increased attention from management;

•	reviewing, at least quarterly, management’s determinations with respect to the adequacy of, and any provisions required to be made to replenish or increase, the ACL;

•	reviewing management reports regarding collection efforts with respect to nonperforming loans; and

•	authorizing the retention of, and reviewing the reports of, external loan review consultants with respect to the risks in and the quality of the loan portfolio.

Although risk oversight permeates many elements of the work of the full Board and its committees, the Audit Committee is responsible for overseeing any other significant risk management processes.

Committees of our Board of Directors

Our Board has three standing committees: an Audit Committee, a Compensation Committee, and a Nominating and Corporate Governance Committee. The Board has adopted a written charter for each of those committees, and copies of those charters are available on the Investor Relations section of our website at www.ff-inc.com. In addition, from time to time, special committees may be established under the direction of our Board when necessary to address specific issues.

The Audit Committee. Our Board has established a standing Audit Committee, the current members of which are Ms. Rubin, its chairperson, Messrs. Briggs and Sonenshine, and Ms. Pagliarini. The Board has determined that all of the members of the Audit Committee are independent within the meaning of the Listing Rules of the NASDAQ Stock Market and the enhanced independence requirements for audit committee members contained in Rule 10A-3 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our Board also has determined that Mses. Rubin and Pagliarini and Mr. Briggs meet the definition of “audit committee financial expert” adopted by the SEC.

The Audit Committee’s responsibilities include:

•	overseeing the integrity of the financial statements of the Company and its subsidiaries, including the financial reporting processes and systems of internal controls regarding finance, accounting, legal and regulatory compliance;

•	overseeing the independence, qualifications and performance of the Company’s independent auditors and internal audit function;

•	engaging in substantive dialogue with the independent auditors regarding the audit and expected critical accounting matters (“CAMs”) to understand the nature of each CAM, the auditor’s basis for the determination of each CAM and how each CAM is expected to be described in the auditor’s report;

•	monitoring the open communication among the independent auditor, management, the internal audit function and the Board;

•	reviewing and assessing the adequacy of its formal written charter on an annual basis;

•	engaging proactively with management and auditors in the implementation process of new standards to understand management’s implementation plan, understand management’s processes to establish and monitor controls and procedures over adoption and transition; and

•	overseeing such other matters that may be specifically delegated to the Audit Committee by the Board.

The Audit Committee met 14 times during 2022.

The Compensation Committee. The Board has established a standing Compensation Committee, the current members of which are Mr. Rosenberg, its chairman, Mr. Lake, and Mses. Pagliarini and Rubin. The Board has determined that all of the members of the Compensation Committee are independent within the meaning of the NASDAQ rules applicable to such committees.

The Compensation Committee’s responsibilities include:

•	reviewing and approving the compensation plans, policies and programs for the Company’s CEO and other senior officers;

•	developing, reviewing and making recommendations to the Board with respect to the adoption or revision of cash and equity incentive plans, approving individual grants or awards thereunder and reporting to the Board regarding the terms of such individual grants or awards;

•	reviewing and discussing with the Company’s management the narrative discussion and tables regarding executive officer and director compensation to be included in the Company’s annual proxy statement, in accordance with applicable laws, rules and regulations;

•	producing and approving an annual report on executive compensation for inclusion in the Company’s annual proxy statement, in accordance with applicable laws, rules and regulations;

•	making recommendations to the Board regarding the type and amount of compensation to be paid or awarded to members of the Board;

•	reviewing and assessing the adequacy of its formal written charter on an annual basis;

•	hiring compensation consultants (as disclosed below), reviewing the recommendations of such consultants, and determining that such consultant’s work has not raised any conflict of interest; and

•	overseeing any other matters that may be specifically delegated to the Compensation Committee by the Board.

The Compensation Committee met six times during 2022.

The Nominating and Corporate Governance Committee. Our Board has established a standing Nominating and Corporate Governance Committee, the current members of which are Dr. Rosenberg, its chairman, Ms. Pagliarini, and Messrs. Briggs and Sonenshine. The Board has determined that all of the members of the Nominating and Corporate Governance Committee are independent within the meaning of the NASDAQ rules applicable to such committees.

The Nominating and Corporate Governance Committee’s responsibilities include:

•	developing and recommending policies to the Board regarding the director nomination process, including establishing a policy with regard to consideration of director candidates recommended by directors, employees, stockholders and others or to fill director vacancies, in accordance with the Bylaws;

•	identifying and making recommendations to the Board with respect to specific candidates for election as directors;

•	recommending to the Board specific selection qualifications and criteria for Board membership;

•	evaluating the independence of the directors and making recommendations to the Board with respect to the directors to be appointed to serve on each committee of the Board;

•	developing and recommending, for the Board’s approval, corporate governance principles and policies, and codes of conduct for the Company’s executive officers, employees and directors as the Committee determines from time to time to be appropriate, in accordance with applicable laws, rules and regulations;

•	leading the Board in its annual review of the performance of the Board and its committees, as applicable;

•	reviewing and assessing the adequacy of its formal written charter on an annual basis; and

•	overseeing any other matters that may be specifically delegated to the Nominating and Corporate Governance Committee by the Board.

The Nominating and Corporate Governance Committee met one time during 2022.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on our review of these reports and of certifications furnished to us, during the year ended December 31, 2022, other than Kevin L. Thompson who filed one late Form 4, all of our officers, directors and holders of more than 10% of the outstanding securities of the Company complied with the filing requirements pursuant to Section 16(a) of the Exchange Act.

Item 11. Executive Compensation.

Compensation Discussion and Analysis

Introduction

FFI’s executive compensation program is designed to support the following objectives:

•	Design and implement comprehensive compensation programs to retain current, and attract future, NEOs and other key management personnel, and

•	Through those compensation programs, seek to align the interests of our NEOs and other key management personnel with the longer-term interests of our stockholders through the use of equity-based compensation tools and tying a significant portion of NEO total compensation to the Company’s financial performance.

The Compensation Discussion and Analysis is organized into the following sections:

•	Executive Summary

•	Performance and Pay

•	Compensation Process and Decisions

Executive Summary

The Compensation Committee monitors and considers the interests of FFI’s stockholders regarding executive compensation. Our Board, the Compensation Committee, and our executive team continue to review our executive compensation practices and look for opportunities to improve and strengthen its pay for performance objective and alignment with stockholders’ interests. During the past year, FFI took the following actions:

•	The Compensation Committee engaged McLagan Data & Analytics (“McLagan”), a leading human resources consulting firm, to perform a review of FFI’s executive compensation program and make recommendations for enhancements. The decision to engage McLagan was made by the Compensation Committee and was not made or recommended by management.

•	FFI continued to use restricted stock units (“RSUs”) as its primary equity incentive award for its NEOs and certain other employees. The Compensation Committee reviewed the percentage of bonus paid in time-based RSUs in 2022. The Compensation Committee intends to revisit the program design, metrics considered, and weighting each year before issuing new grants to continuing executives.

•	FFI and the Compensation Committee continue to evaluate additional policies that may further bolster or enhance FFI’s commitment to true pay-for-performance.

Financial Highlights

Financial highlights for 2022 include:

•	Earnings of $110.5 million, or $1.96 per fully diluted share for 2022, as compared to $109.5 million, or $2.41 per fully diluted share in 2021.

•	Return on average tangible common equity decreased to 13.0% in 2022 from 16.9% in 2021.

•	Total revenues increased 21%, to $366.9 million in 2022, compared to $303.7 million in 2021.

•	Record loan production for second consecutive year of $5.85 billion in 2022, as compared to $3.91 billion in 2021.

•	Total assets of $13.0 billion at December 31, 2022 compared to $10.2 billion at December 31, 2021, a 28% growth rate year-over-year.

•	Tangible book value increased to $16.20 per share at December 31, 2022 from $14.92 per share at December 31, 2021.(1) Book value increased to $20.14 per share at December 31, 2022 from $18.86 per share at December 31, 2021.

(1)	Tangible book value per share is a non-GAAP financial measure. Tangible book value per share is calculated by dividing tangible common equity by basic common shares outstanding, as compared to book value per share, which is calculated by dividing shareholders’ equity by basic common shares outstanding. Tangible common equity is equal to shareholders’ equity less goodwill and intangible assets. The table below provides a reconciliation of the GAAP measure of book value per share to the non-GAAP measure of tangible book value per share. We believe that this information is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of capital ratios. Accordingly, we believe that tangible equity and tangible book value per share provide information that is important to investors and that is useful in understanding our capital position and ratios. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. As other companies may use different calculations for these measures, this presentation may not be comparable to other similarly titled measures reported by other companies.

Tangible book value per share:

(dollars in 000’s, except share amounts)	2022	2021
Shareholders’ equity	$1,134,378	$1,064,051
Less: goodwill and intangible assets	221,835	222,125
Tangible common equity	$912,543	$841,926
Book value per share	$20.14	$18.86
Tangible book value per share	$16.20	$14.92
Basic common shares outstanding	56,325,242	56,432,070

Other Highlights

Other, non-financial highlights for 2022 include:

•	Completed system integration with our Florida branches in May of 2022.

•	Opened a new branch in Plano, Texas in summer of 2022.

Summary of 2022 Compensation Decisions

The Compensation Committee made the following decisions for 2022:

•	No changes were made in the annual salaries of Messrs. Keller, Kavanaugh, and Hakopian. Due to promotions, the annual salary of Mr. Naghibi increased from $390,000 to $420,000 as of December 5, 2022, and the annual salary of Ms. Djou increased from $265,000 to $350,000 as of December 19, 2022.

•	Total bonus targets and percentage allocated to RSUs for 2022 and paid in 2023 were: Mr. Keller — $388,000 and 10%; Mr. Kavanaugh — $1,700,000 and 30%; Mr. Hakopian — $290,000 and 10%; Mr. Naghibi — $419,000 and 15%; Ms. Djou — awarded 1,000 RSUs in November of 2022 to vest over three years in connection with her promotion. See the Equity Compensation section below for further discussion of the RSU program in place.

•	Messrs. Keller, Kavanaugh, Hakopian, and Naghibi were awarded their 2022 full target bonus based on each individuals’ performance and the performance of the Company, which met its goals for 2022.

Performance and Pay

FFI has a strong pay-for-performance philosophy that links executive compensation to achievement of the operating and financial goals set by the Board. In 2022, FFI achieved the following results, compared with prior periods, as of or for the years ending December 31:

(dollars in 000’s)	2022	2021	2020
Income before taxes	$149,803	$151,785	$118,767
Net income	$110,512	$109,511	$84,369
Earnings per fully diluted share	$1.96	$2.41	$1.88
Non-performing assets to total assets	0.13%	0.14%	0.30%
Loans, including loans held for sale	$10,726,193	$7,408,164	$5,309,203
Deposits	$10,362,612	$8,811,960	$5,913,433
Return on average tangible common equity(1)	13.0%	16.9%	15.5%
Tangible book value per share(2)	$16.20	$14.92	$13.44

(1)	Return on average tangible common equity is a non-GAAP financial measure. Return on average tangible common equity is calculated by excluding average goodwill and intangible assets from the average shareholders’ equity during the associated periods. Adjusted net income available to common shareholders includes various adjustments to net income and the associated tax effect of those adjustments during the associated periods.

(2)	Tangible book value per share is a non-GAAP financial measure. Tangible book value per share is calculated by dividing tangible common equity by basic common shares outstanding, as compared to book value per share, which is calculated by dividing shareholders’ equity by basic common shares outstanding. Tangible common equity is equal to shareholders’ equity less goodwill and intangible assets.

The table below provides a reconciliation of the GAAP measure of book value per share to the non-GAAP measure of tangible book value per share as well as the GAAP measure of return on average equity to the non-GAAP measure of return on average tangible common equity.

	For the Year Ended December 31,
(in thousands, except percentages)	2022	2021	2020
Average shareholders’ equity	$1,100,684	$759,101	$649,031
Less: Average goodwill and intangible assets	222,393	104,355	96,209
Average tangible common equity	$878,291	$654,746	$552,822
Net Income	$110,512	$109,511	$84,369
Adjustments:
Plus: Amortization of intangible assets expense	1,914	1,579	1,895
Plus: Valuation loss on equity investment	6,250	—	—
Less: Incentive compensation reversal	(4,150)	—	—
Less: Merger related costs	(36)	—	—
Plus: Professional service costs	971	—	—
Total Adjustments	4,949	1,579	1,895
Less: Tax impact of adjustments above	(1,400)	(458)	(549)
Total adjustments to net income	3,549	1,121	1,346
Adjusted net income available to common shareholders	$114,061	$110,632	$85,715
Tax rate utilized for calculating tax effect on adjustments to net income	28.0%	29.0%	29.0%
Return on average tangible common equity	13.0%	16.9%	15.5%

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

	Period Ending
	12/31/2018	12/31/2019	12/31/2020	12/31/2021	12/31/2022
First Foundation Inc. (FFWM)	100.00	135.30	154.82	193.31	111.43
Russell 2000 Index	100.00	123.72	146.44	166.50	130.60
Russell 3000 Index	100.00	128.54	152.01	189.39	150.61
KBW Nasdaq Regional Bank Index	100.00	120.37	105.81	140.94	127.61

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

Compensation Process and Decisions

Compensation Philosophy and Objectives

We believe that the success of our business and the creation of long-term stockholder value depend to a large extent on our ability to retain and to attract superior management employees. Therefore, the Compensation Committee endeavors to ensure that the compensation of our executive officers is competitive and consistent with market conditions in order to enable us to attract and retain key executives who are critical to the Company’s long-term success. Accordingly, when reviewing and approving both the types and amounts of compensation to be paid to our NEOs, as well as other key management employees, the Compensation Committee seeks to achieve the following objectives:

•	Ensure that each NEO’s cash compensation is competitive in relation to the compensation paid by our principal competitors and other companies which, although not comparable to us, may seek to recruit our NEOs and other key management employees based on their skills and experience and their record of success.

•	Design compensation programs that incentivize our NEOs and other key management personnel to remain in the Company’s employ and to enable us to attract additional key executives with the requisite experience, skills and record of success required for the future growth of the Company.

•	Align the interests of our NEOs and other key management personnel with the longer-term interests of our stockholders by tying a significant portion of each NEO’s total compensation to the Company’s financial performance.

•	Provide for a significant portion of potential total compensation to be tied to achievement of performance goals.

Role of the Compensation Committee

The Compensation Committee has the primary authority to determine FFI’s compensation philosophy and to establish compensation for Scott F. Kavanaugh, FFI’s Chief Executive Officer, and FFI’s other executive officers. Each component of compensation for FFI’s executives is generally administered under the direction of the Compensation Committee and is reviewed on an annual basis to ensure that remuneration levels and benefits are competitive and reasonable using the guidelines described below. In determining each level of compensation and the total compensation package, the Compensation Committee reviews a variety of sources to determine and set compensation. Mr. Kavanaugh aids the Compensation Committee by providing annual recommendations regarding the compensation of all executive officers, other than himself. The Compensation Committee can exercise its discretion by modifying any recommended adjustments or awards to the executives. Each executive also participates in an annual performance review with Mr. Kavanaugh that includes a self-evaluation for the period being assessed. The Compensation Committee performs Mr. Kavanaugh’s annual performance review.

The Compensation Committee seeks to provide salary, incentive compensation opportunities and employee benefits that fall within the range of FFI’s competitors. The Compensation Committee periodically and as warranted considers compensation levels of executives with similar qualifications and experience at financial companies of similar size, complexity, and business activities.

The Compensation Committee also considers the feedback received from the non-binding advisory vote on the compensation paid to the Company’s named executive officers when establishing levels of compensation and total compensation packages.

Surveys prepared by management are also used periodically to assess whether FFI is maintaining its labor market competitiveness. These surveys compare FFI’s compensation programs to the compensation programs of similarly-sized bank holding companies located in the Western United States.

Role of the Compensation Consultant

To assist in its efforts to meet the objectives outlined above in 2022, the Compensation Committee retained McLagan to provide general executive compensation consulting services to the Compensation Committee. Pursuant to the Compensation Committee’s charter, the Compensation Committee has the power to retain or terminate such consultant and engage other advisors.

McLagan, our independent compensation consultant, collaborated with our management to obtain data, clarify information, and review preliminary recommendations prior to the time they were shared with the Compensation Committee. The consultant provided data regarding market practices and obtained assistance from management to develop recommendations for changes to plan designs and policies consistent with the philosophies and objectives discussed above.

Fees paid to McLagan in 2022 for advice and services provided to the Compensation Committee were $40,000.

Upon consideration of factors pursuant to NASDAQ compensation committee independence rules, the Compensation Committee has concluded that no conflict of interest exists that would prevent McLagan from independently representing the Compensation Committee. The Compensation Committee’s conclusion was based on the following factors:

•	Total fees paid in 2022 to McLagan were not material in the context of total revenues disclosed in McLagan’s most recent annual report;

•	McLagan has adopted and disclosed to the Compensation Committee its executive compensation consulting protocols for client engagements and the Compensation Committee believes these protocols provide reasonable indications that conflicts of interest will not arise;

•	McLagan reports directly to the Chair of the Compensation Committee;

•	The Compensation Committee members and executive officers of the Company have no business or personal relationship with McLagan; and

•	The Compensation Committee, in its discretion, determines whether to retain or terminate McLagan.

Peer Group

In 2022, the Compensation Committee retained McLagan to prepare a new peer group based on the Company’s overall growth as well as changes in the earlier peer group due to merger and acquisition activity. The new peer group consists of 20 financial institutions with total assets of between $5 billion and $20 billion as of June 30, 2022 (including pending acquisitions) located in eight states (Arkansas, California, Colorado, Florida, Hawaii, Nevada, Texas and Washington). These include: Home Bancshares, Bank of Hawaii Corp., Cathay General Bancorp, Independent Bank Group Inc., Hope Bancorp, Inc., Axos Financial Inc., CVB Financial Corp., Banner Corp., International Bancshares Corp., First Financial Bankshares, Seacoast Banking Corp of Florida, Veritex Holdings Inc., TriCo Bancshares, Banc of California Inc., HomeStreet Inc., Southside Bancshares Inc., Heritage Financial Corp., Central Pacific Financial Corp, Westamerica Bancorp., National Bank Holdings Corp., and Triumph Bancorp Inc. The average total assets of the peer group was $11.2 billion (including pending acquisitions) at the time it was assembled.

Components of Executive Compensation

We generally allocate executive compensation among three major categories or components: (i) base salary; (ii) annual cash incentive compensation; and (iii) equity incentive compensation in the form of RSUs. Base salaries constitute the “guaranteed” portion of each NEO’s compensation, while cash incentives and equity incentives constitute the “at-risk” portion of our NEOs’ compensation, because the payment of those incentives generally is made contingent on the financial performance of the Company and, in the case of equity incentives, on the continued employment of the NEO with the Company. We believe that these components of executive compensation enable us to retain and attract management employees in the competitive local and national markets, as well as balance the motivation of our NEOs and other key management employees to execute on immediate goals while remaining conscious of our longer-term strategic objectives.

The allocation of the individual components of executive compensation is based on a number of factors, including competitive market conditions, the positions within our organization held by our NEOs and other key management employees, and each executive’s ability to influence our financial performance. Generally, the percentage of compensation “at risk,” either in the form of bonus or equity compensation, is higher for our NEOs than for other management employees because the performance of our NEOs has a greater impact on whether we achieve our financial goals and strategic objectives. The Compensation Committee decided that 10% to 30% of the “at-risk” compensation should be awarded in RSUs, and for 2021 and 2020, that 30% of the “at-risk” compensation should be awarded in RSUs for our NEOs except for the Executive Chairman, for whom 10% of the “at-risk” compensation was awarded in RSUs in 2022, 2021, and 2020.

The Compensation Committee performs annual reviews of our executive compensation programs to evaluate their competitiveness and their consistency with our overall management compensation philosophy and objectives. To ensure that we are appropriately compensating our NEOs and other key management employees and that we have appropriate human resources to execute on our business plans, the members of our Compensation Committee review information that is available to them and use their judgment in making compensation decisions. While we consider the compensation paid by other comparable or similar companies (including the peer group referred to above) to their senior executives, no single factor is determinative in setting compensation structure or allocating among elements of compensation.

In addition, the Compensation Committee reviews the Company’s executive and employee compensation practices to assess whether they create improper incentives that would result in material risks to the Company. Based on this review and analysis, the Compensation Committee has determined that none of the Company’s compensation practices for its NEOs or other employees is reasonably likely to have a material adverse effect on the Company.

Base Salaries

The Compensation Committee reviews base salaries for all NEOs and other executives annually to align them with market and industry practices as appropriate and after considering the Company’s general financial performance and the executive’s role, responsibilities, experience, and future potential. The Compensation Committee seeks to establish base salaries that are within the competitive range of salaries for persons holding similarly responsible positions at peer company banks and bank holding companies with an emphasis placed on those located in the Western United States. In addition, the Compensation Committee considers current and expected economic conditions in evaluating salary levels.

Specific criteria considered in Mr. Kavanaugh’s 2022 performance were the Company’s performance with regard to income before taxes, loan growth, deposit growth, capital management, overall asset quality, and the Company’s compliance with rules and regulations. As a result of the Compensation Committee’s performance evaluation, Mr. Kavanaugh’s salary for 2023 will remain $950,000, unchanged from 2022. The Committee determined that Mr. Kavanaugh’s leadership of the Company to date as well as the expertise, experience, and skills required to lead the Company going forward made it appropriate to maintain Mr. Kavanaugh’s base salary to this market competitive level.

The annual base salaries of Mr. Keller, Ms. Djou, Mr. Hakopian, and Mr. Naghibi for 2023 are $600,000, $350,000, $475,000, and $420,000, respectively. As noted above, Ms. Djou and Mr. Naghibi received raises in late 2022 due to promotions, while the base salaries for Mr. Keller and Mr. Hakopian remain unchanged from 2022.

Based upon guidance provided by McLagan and additional information captured through a variety of sources, the Company believes that it compensates its executives equitably when compared to competitive companies in that peer group.

Annual Incentive Bonuses and Long-Term Incentive Awards

It is the Compensation Committee’s objective to have a substantial portion of each executive’s compensation contingent upon the Company’s performance as well as upon the executive’s own level of performance and contribution towards the Company’s performance. The Company utilizes annual bonuses to align executive compensation with the Company’s business objectives and performance. Placing an emphasis on incentive compensation is consistent with the Company’s philosophy of rewarding executives for the Company’s performance.

The annual incentive bonus award is primarily driven by the achievements of the Company. For 2022, 2021 and 2020, the primary goals set by the Compensation Committee were based on the Company’s budgeted income after taxes and the Company’s compliance with rules and regulations. In addition, for 2022, 2021, and 2020, the Compensation Committee set a credit quality goal, the ratio of nonperforming assets (“NPAs”) to total assets. The following schedule sets forth the goals and actual results for the years ended December 31:

($ in 000’s)	2022	2021	2020
Income before taxes:
Budget	$164,877	$114,322	$91,427
Actual	149,803	151,785	118,767
Ratio of NPAs to total assets:
Goal	0.50%	0.50%	0.50%
Actual	0.13%	0.14%	0.30%

In addition, for 2022, 2021, and 2020, the Company met its subjective goals with regards to compliance with rules and regulations.

As a result of the Company’s performance in relation to the goals set by the Compensation Committee, Mr. Kavanaugh was awarded 100% of his target bonus in each of 2022, 2021, and 2020. In addition to the goals set for the Company, the other NEOs must also meet individual subjective goals as part of the determination of their annual incentive bonus. Based on the Company meeting its goals in each of 2022, 2021, and 2020, and the achievement of individual subjective goals, Messrs. Keller, Hakopian, and Naghibi were awarded 100% of their target bonuses in 2022, 2021, and 2020. As Ms. Djou was not an executive officer until December 2022, no target bonus for any year prior to 2023 was set for her.

The Compensation Committee provides long-term incentive compensation, in the form of RSUs as a component of the annual incentive bonus, to FFI’s executive officers through the grant of awards under the Company’s equity incentive plan. In accordance with the Company’s philosophy, the use of equity compensation is intended to provide incentives to the Company’s executive officers to work toward the long-term growth of the Company by providing them with an award that will increase in value only to the extent that the value of the Company’s common stock increases. Because the value of awards under the Company’s equity incentive plan bear a direct relationship to the Company’s stock price, the Compensation Committee believes that equity awards are an effective long-term incentive to create value for stockholders and appropriately align the interests of the Company’s executives with the interest of the Company’s stockholders.

The payments of the annual incentive awards for 2022, 2021, and 2020 were split between cash and RSUs, as determined by the Compensation Committee. For Mr. Kavanaugh, 30% of his annual incentive awards for 2022, 2021, and 2020 were payable to him in the form of RSUs. For Mr. Hakopian, 10% of his annual incentive award for 2022 was payable to him in the form of RSUs. For Mr. Naghibi, 15% of hist annual incentive award for 2022 was payable to him in the form of RSU’s. For Mr. Keller, 10% of his annual incentive awards for 2022 were payable to him in the form of RSUs, .. One-third of these RSUs vested immediately upon the grant date and one-third will vest incrementally on each of the first and second anniversaries of the grant date, subject to continued employment. The Compensation Committee decided to only require 10% of Mr. Keller’s annual incentive award in 2022, 2021, and 2020 to be in the form of RSUs, due to his substantial investment in the common stock of the Company.

As noted above, in addition to the RSUs granted as a portion of the annual incentive awards, Ms. Djou also received an award of 1,000 RSUs in November of 2022. One third of these awards of RSUs vested immediately at the grant date and one-third vests incrementally on each of the first and second anniversaries of the grant date subject to continued employment.

Other Elements of Compensation and Perquisites

To attract and retain talented executives who will focus on achieving FFI’s long-term goals, FFI provides to its NEOs, including Mr. Kavanaugh, the following benefits and perquisites:

•	Change of Control Agreements. The Company has entered into change of control agreements with its NEOs who would likely be involved in decisions regarding, and the successful implementation of, a merger or acquisition and could be at risk for a job loss if a change of control occurs. The Compensation Committee believes that such agreements are important to provide an incentive for executives to remain employed with the Company through the uncertainty that a tender offer or merger can cause. Such continuity in leadership benefits both the Company’s stockholders and employees and, ultimately, a company that acquires or merges with the Company. These agreements are intended to allow the executives to focus on making and implementing decisions that are in the best interests of the Company’s stockholders without being distracted or influenced in the exercise of their business judgment by personal concerns, such as searching for employment. Change of control agreements are typically offered to executives in the marketplace and therefore are necessary to attract and retain executives, as well as to protect stockholders’ interests. The change of control agreements, in language that modifies and is more restrictive than in the Company’s equity incentive plan documents, provide among other things that a change of control and an associated termination of an executive officer’s employment (a “double trigger”) would accelerate the vesting of all the executives’ outstanding options and equity awards.

•	Defined Contribution Plan. The Company offers a 401(k) savings plan to all eligible employees age 18 and over who complete at least 90 days of service with the Company, First Foundation Bank, or First Foundation Advisors. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. Participants may select between making regular pre-tax contributions or Roth contributions. The Company has historically made matching contributions to the plan. The Company matches, each pay period, 100% of the first 3% contributed by an eligible employee and 50% of the next 2% contributed by an eligible employee, subject to applicable regulatory limits. The employer contributions are subject to vesting requirements based on tenure with the Company. Plan assets are held in trust. Participants can direct their investment contributions into a variety of specified mutual funds.

•	Medical and Dental Insurance. The Company provides to each NEO and his or her family such medical and dental coverage as FFI may from time to time make available to its employees. The Company pays a portion of the premiums for this insurance for all employees.

•	Life Insurance. The Company provides life insurance in the amount of $250,000 for each NEO.

Clawbacks. The Sarbanes-Oxley Act of 2002 includes a clawback provision, Section 304, which generally would require our CEO and Chief Financial Officer (“CFO”) to disgorge bonuses, other incentive or equity-based compensation, and profits on sales of Company stock that they receive within the 12-month period following the public release of financial information if there is a restatement because of material noncompliance, due to misconduct, with financial reporting requirements under the federal securities laws. Our Board has adopted a Clawback Policy. Under the Clawback Policy, if any of our executive officers or employees receive incentive compensation as a result of our achievement of (i) financial results measured on the basis of financial statements that are required to be restated or (ii) financial, operational or other performance metric(s) that were satisfied as a result of fraudulent, dishonest or illegal conduct (as defined by law), we will become entitled to recoup from those executive officers or employees, the amount by which the incentive compensation they received based on those financial statements or the satisfaction of those metrics exceeds the incentive compensation they would have received had such incentive compensation been determined on the basis of the restated financial statements or revised metric results. The Clawback Policy provides for the recoupment of Excessive Compensation paid to or received by any executive officer or employee during the three years immediately preceding the accounting restatement. The Clawback Policy further provides that, if the Excess Compensation was paid or received in shares of common stock and the executive officer sold those shares within a year of the public disclosure of the financial statements that were the subject of the accounting restatement, we will be entitled to recoup the net profits realized by the executive officer from the sale of those shares.

Stock Ownership Guidelines for Named Executive Officers. To align the interests of our NEOs more directly with the interests of the stockholders, our Board adopted stock ownership guidelines that require each named executive officer to acquire and maintain a minimum ownership interest in the Company within five years of becoming an executive officer or no later than five years from the adoption of the guidelines in November 2019. Each named executive officer, other than the Chief Executive Officer and the Executive Chairman, must own Company stock with a value of at least three times his or her base annual salary. The Chief Executive Officer must own Company stock with a value of at least six times his base salary, and the Executive Chairman must own Company stock with a value of at least five times his base salary. All the NEOs have met or are on track to meet these targets within the timeframe applicable to them.

Role of Tax Requirements

With the repeal of the Section 162(m)’s performance-based compensation rule in connection with the Tax Cuts and Jobs Act of 2017, effective for taxable years beginning after December 31, 2017, compensation paid to our covered executive officers in excess of $1 million will not be deductible for federal tax purposes unless it qualifies for transition relief applicable to certain arrangements in place as of November 2, 2017.

The employment agreements with our NEOs provide that if the severance and change in control benefits payable to the executive would constitute an “excess parachute payment” as defined in Section 280G of the Code, such benefit payments shall be reduced to the largest amount that will result in no portion of benefit payments being subject to the excise tax imposed by Section 4999 of the Code. That agreement, as well as the change in control agreements with our NEOs also provide that if any benefit thereunder is subject to Section 409A of the Code and the executive is deemed to be a “specified employee” within the meaning of Section 409A(a)(2)(B)(i) of the Code, commencement of payment of the benefit shall be delayed for six months following the executive’s termination of employment.

Summary

The Compensation Committee believes that FFI’s philosophy of aligning compensation with FFI’s performance and individual superior performance was met and that the compensation for FFI’s executive officers has been competitive and comparable to the compensation received by executive officers of similarly-sized banks located in the western United States. In addition, FFI’s executive compensation philosophy and programs support FFI’s overall objective to enhance stockholder value through profitable management of FFI’s operations. The Compensation Committee is firmly committed to the ongoing review and evaluation of FFI’s executive compensation program.

Compensation Committee Interlocks and Insider Participation

For 2022, the Compensation Committee was comprised of Mr. Rosenberg, its chairman, Mr. Lake, and Mses. Pagliarini and Rubin, each of whom was an independent director. None of the members of our Compensation Committee have been an officer or employee of the Company or any of our subsidiaries. In addition, none of our executive officers serves or has served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving as one of our directors or as one of the members of our Compensation Committee.

COMPENSATION COMMITTEE REPORT

To Our Stockholders:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with FFI’s management. Based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

Respectfully submitted:

Mitchell M. Rosenberg, Ph.D. (Chairman)
David G. Lake
Elizabeth A. Pagliarini
Diane M. Rubin

Summary Compensation Table

The following table sets forth, for our NEOs, the compensation earned in the years ended December 31:

Name and principal position	Year	Salary ($)(1)	Bonus ($)(2)	Stock awards ($)(3)(4)(5)(6)	Nonequity incentive plan compensation ($)(3)	All other compensation ($)(7)(8)	Total ($)
Scott F. Kavanaugh, Chief Executive Officer of FFI and FFB, Vice Chairman of FFI, President and Chairman of FFB	2022	950,000	—	510,000	1,189,550	35,000	2,684,550
	2021	950,000	—	435,000	1,015,000	39,000	2,439,000
	2020	850,000	—	363,000	947,000	41,000	2,201,000

Amy Djou, Interim Chief Financial Officer of FFI and FFB, Executive Vice President and Chief Accounting Officer of FFB(9)	2022	245,095	102,643	13,700	—	20,000	381,438

Ulrich E. Keller, Executive Chairman of FFI and FFA	2022	600,000	—	38,000	349,600	33,000	1,020,600
	2021	600,000	—	35,000	315,000	31,000	981,000
	2020	575,000	—	34,000	351,000	34,000	994,000

John A. Hakopian, President of FFA(9)	2022	475,000	—	29,000	260,750	34,000	798,750

Christopher Naghibi, Executive Vice President and Chief Operating Officer of FFB(9)	2022	390,455	—	62,000	356,545	37,000	846,000

David DePillo, former President of FFI and FFB(10)	2022	715,384	—	—	—	826,000	1,541,384
	2021	800,000	—	277,000	648,000	33,000	1,758,000
	2020	700,000	—	228,000	608,000	35,000	1,571,000

Kevin Thompson, former Chief Financial Officer of FFI, FFB and FFA, former Interim President of the Company and FFB	2022	399,244	—	—	—	32,000	431,244
	2021	425,000	—	97,000	228,000	34,000	784,000
	2020	211,300	—	100,400	145,000	18,000	474,700

Lindsay Lawrence, former Chief Operating Officer of FFB(11)	2022	405,731	—	—	—	449,000	854,731
	2021	420,000	—	139,000	326,000	34,000	919,000
	2020	400,000	—	137,000	370,000	18,000	925,000

(1)	Although Messrs. Kavanaugh and Keller are also directors of the Company, they do not receive any fees or other compensation for the service as directors.

(2)	Ms. Djou received a discretionary annual cash bonus in 2022.

(3)	In 2022, 2021 and 2020, each of our NEOs, with the exception of Ms. Djou (who became an NEO in November 2022) received 100% of their target incentive compensation awards. For Mr. Thompson, the amount in 2020 was prorated based on seven months of employment. A portion of each incentive compensation award was paid in RSUs (as further described below), with the remainder paid in cash.

(4)	For Mr. Kavanaugh, 30% of his annual incentive award for 2022 was payable to him in the form of RSUs. For Mr. Hakopian, 10% of his annual incentive award for 2022 was payable to him in the form of RSUs. For Mr. Naghibi, 15% of his annual incentive award for 2022 was payable to him in the form of RSUs. For Mr. Keller, 10% of his annual incentive award for 2022 was payable to him in the form of RSUs. Ms. Djou did not receive any RSUs as part of her 2022 annual incentive award. Therefore, on February 28, 2023, Mr. Kavanaugh received a grant of 34,390 RSUs, Mr. Hakopian received a grant of 1,956 RSUs,, Mr. Naghibi received a grant of 4,181 RSUs, and Mr. Keller received a grant of 2,563 RSUs. Our closing price per share on February 28, 2023 was $14.83, which represents the target amount of such annual incentive awards payable in RSUs (which also represents the maximum amount which may be granted in RSU awards under the annual incentive plan).

For Messrs. Kavanaugh, DePillo and Thompson and Ms. Lawrence, 30% of their annual incentive award for 2021 was paid to them in the form of RSUs. For Mr. Keller, 10% of his annual incentive award for 2021 was paid to him in the form of RSUs. Therefore, on February 22, 2022, Mr. Kavanaugh received a grant of 16,503 RSUs, Mr. DePillo received a grant of 10,509 RSUs, Mr. Thompson received a grant of 3,678 RSUs, Ms. Lawrence received a grant of 5,274 RSUs, and Mr. Keller received a grant of 1,326 RSUs. Our closing price per share on February 22, 2022 was $26.36, which represents the target amount of such annual incentive awards payable in RSUs (which also represents the maximum amount which may be granted in RSU awards under the annual incentive plan).

For Mr. Kavanaugh, Mr. DePillo and Ms. Lawrence, 30% of their annual incentive award in 2020 was paid to them in the form of RSUs. Mr. Thompson was awarded a pro-rated incentive award for 2020 for his seven months of employment during 2020, with 30% of such award paid in the form of RSUs. For Mr. Keller, 10% of his annual incentive award for 2020 was paid to him in the form of RSUs. Therefore, on February 23, 2021, Mr. Kavanaugh received a grant of 15,547 RSUs, Mr. DePillo received a grant of 9,765 RSUs, Ms. Lawrence received a grant of 5,868 RSUs, Mr. Thompson received a grant of 2,169 RSUs, and Mr. Keller received a grant of 1,457 RSUs. Our closing price per share on February 23, 2021 was $23.35, which represents the target amount of such annual incentive awards payable in RSUs (which also represents the maximum amount which may be granted in RSU awards under the annual incentive plan).

Each RSU, upon vesting, enables its holder to receive one of our common shares. One-third of these awards of RSUs vested immediately upon the grant date and one-third vests incrementally on each of the first and second anniversaries of the grant date, subject to continued employment.

(5)	This column reflects the dollar amount of the grant date fair value of an RSU award, computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. Generally, the grant date fair value is the amount that we would expense in our financial statements over the award’s vesting schedule. Please see note 14 to our Financial Statements on our Form 10-K for the applicable year for further information.

(6)	Ms. Djou received an award of 1,000 RSUs in connection with her appointment as the Interim Chief Financial Officer of FFI and FFB in November 2022. One third of these awards of RSUs vested immediately at the grant date and one-third vests incrementally on each of the first and second anniversaries of the grant date subject to continued employment.

(7)	The amounts in this column include Company contributions to the 401(k) of $29,000 for Mr. Kavanaugh, $20,000 for Ms. Djou, $33,000 for Mr. Keller, $34,000 for Mr. Hakopian, $37,000 for Mr. Naghibi, $26,000 for Mr. DePillo, and $29,000 for Ms. Lawrence in 2022; $11,600 for Messrs. Kavanaugh, Thompson, DePillo and Ms. Lawrence, and $7,800 for Mr. Keller in 2021; and $11,400 for Messrs. Kavanaugh, Keller and DePillo and Ms. Lawrence, and $5,200 for Mr. Thompson in 2020.

(8)	The amounts in this column include an automobile allowance for Mr. Kavanaugh in 2022, 2021 and 2020, in the amount of $6,000.

(9)	Ms. Djou, Mr. Hakopian and Mr. Naghibi were designated as NEOs during 2022 and therefore only 2022 information is included above.

(10)	Mr. DePillo resigned from the Company, effective November 7, 2022. Severance payment in the amount of $800,000 was paid to Mr. DePillo on November 25, 2022 and is included in the “All Other Compensation” column above.

(11)	Ms. Lawrence resigned from the Company, effective December 2, 2022. Severance payment in the amount of $420,000 was paid to Ms. Lawrence on December 23, 2022 and is included in the “All Other Compensation” column above.

Employment Agreements

Each of our continuing NEOs is employed under an employment agreement, with the agreements for Mr. Hakopian ending on December 31, 2023, Ms. Djou ending on December 31, 2024, and Messrs. Kavanaugh, Keller, and Naghibi ending on December 31, 2025. The employment agreements with each NEO are substantially the same, except with respect to compensation amounts.

Mr. Kavanaugh originally entered into an employment agreement with FFI and FFB on September 17, 2007 and this agreement was subsequently amended on December 31, 2009, December 28, 2012, August 31, 2013, January 26, 2016, February 7, 2018, March 11, 2020, and December 5, 2022. Mr. Keller originally entered into an employment agreement with FFA on September 17, 2007 and this agreement was subsequently amended on December 31, 2009, December 31, 2012, August 31, 2013, January 26, 2016, February 7, 2018, March 11, 2020, and December 5, 2022. Ms. Djou entered into an employment agreement with FFB on December 19, 2022. Mr. Hakopian entered into an employment agreement with FFA on December 31, 2009 and this agreement was subsequently amended on December 31, 2012, August 31, 2013, January 26, 2016, March 11, 2020, and December 19, 2022. Mr. Naghibi entered into an employment agreement with FFB on January 1, 2015 and this agreement was subsequently amended on January 26, 2016, February 7, 2018, March 11, 2020, and December 5, 2022. Mr. DePillo entered into an employment agreement with FFB on May 11, 2015 and this agreement was subsequently amended on February 7, 2018 and March 11, 2020. Mr. DePillo resigned in 2022 and his employment agreement was terminated on November 7, 2022. Mr. Thompson entered into an employment agreement with FFB on April 22, 2020. Mr. Thompson resigned in 2022 and his employment agreement was terminated on November 18, 2022. Ms. Lawrence entered into an employment agreement with FFB on June 1, 2015 and this agreement was subsequently amended on February 7, 2018 and March 11, 2020. Ms. Lawrence resigned in 2022 and her employment agreement was terminated on December 2, 2022.

Set forth below are summaries of the material terms of those employment agreements. These summaries are not intended to be complete and are qualified in their entirety by reference to the employment agreements themselves, which are included as exhibits to our Annual Report on Form 10-K filed with the SEC on February 28, 2023.

Material Terms of the Employment Agreements

Salaries. The employment agreements currently provide for the payment of base annual salaries as follows: Mr. Keller: $600,000; Mr. Kavanaugh: $950,000; Ms. Djou: $350,000; Mr. Hakopian: $475,000; and Mr. Naghibi: $420,000. Before Mr. DePillo, Mr. Thompson and Ms. Lawrence left the Company, their employment agreements provided for the payment of base annual salaries of $800,000, $425,000, and $420,000, respectively.

Participation in Incentive Compensation and Employee Benefit Plans. Each of the employment agreements provides that the NEO will be entitled to participate in any management bonus or incentive compensation plans adopted by our Board or our Compensation Committee and in any qualified or any other retirement plans, stock option or equity incentive plans, life, medical and disability insurance plans and other benefit plans which the Company and its subsidiaries may have in effect, from time to time, for all or most of its senior executives.

Termination and Severance Provisions. Each employment agreement provides that the NEO’s employment may be terminated by the Company with or without cause or due to his or her death or disability or by the NEO with or without good reason. In the event of a termination of the NEO’s employment by the Company without cause or by the NEO for good reason, the Company will become obligated to pay severance compensation to the NEO in an amount equal to 12 months of his or her annual base salary or the aggregate annual base salary that would have been paid to the NEO for the remainder of the term of his or her employment agreement if such remaining term is shorter than 12 months (the “Termination Benefits Period”). In addition, during the Termination Benefits Period or until the NEO obtains employment with another employer that offers comparable health insurance benefits, whichever period is shorter, the Company will be obligated to continue to provide any group health plan benefits to the extent authorized by and consistent with 29 U.S.C. § 1161 et seq. (commonly known as “COBRA”), subject to payment of premiums by the NEO at the active employee’s rate then in effect. The severance benefits will be reduced by severance benefits received under other severance or similar plans. Payments of the foregoing severance benefits amounts will be paid over the Termination Benefits Period in pro rata installments in accordance with our payroll practices.

The foregoing severance benefits are subject to the NEO executing an agreement that releases us and our affiliates from all legal claims. The NEO is also required to abide by customary confidentiality provisions and for eighteen months after his or her termination, the NEO may not solicit our employees or use trade secrets or confidential information to solicit current or prospective customers or to encourage customers, suppliers, vendors or service providers to terminate or modify their business relationship with us.

If the NEO’s employment is terminated due to his or her death then his or her estate shall receive a lump sum payment equal to his or her then annual base salary with payment occurring as soon as practicable after his or her death. If, during his or her employment, a NEO experiences a disability such that he or she cannot perform his or her essential job functions then we can only terminate his or her employment after the expiration of the lesser of six months or the remaining term in the employment agreement. During such period of time, the NEO shall continue to receive his or her annual base salary less any disability or sick pay that he or she is receiving along with continued participation in our employee benefits plans.

Cause/Good Reason Definitions. The employment agreements contain the following definitions with respect to determining whether/when a NEO is eligible for severance benefits.

“Cause” generally means the occurrence of any of the following by the NEO:

•	acts of gross negligence, willful misconduct or insubordination and which involve us or our affiliates, or acts of fraud;

•	violation of laws or government regulations which could subject us or our affiliates to disciplinary or enforcement action by a governmental agency, or which could adversely affect our or our affiliates’ reputation or goodwill;

•	acts which would constitute a felony or any misdemeanor involving moral turpitude, deceit, dishonesty or fraud;

•	failure to perform a substantial portion of the duties and responsibilities assigned or delegated to the NEO under the employment agreement;

•	breach of the material obligations under the employment agreement;

•	violation by the NEO of any conflict of interest policy, ethical conduct policy or employment policy or a breach of his or her fiduciary duties;

•	the issuance of an order or directive by any government agency which requires the NEO to disassociate himself or herself from us or an affiliates or which suspends his or her employment or requires him to terminate his or her employment;

•	for Messrs. Keller and Hakopian, the suspension or loss of, or a failure to maintain in full force and effect, any professional license or certification needed by the NEO which is needed to enable him to perform his or her responsibilities or duties; or

•	For Mr. Kavanaugh, Ms. Djou, and Mr. Naghibi, the issuance of an order under Section 8(e)(4) or (g)(1) of the Federal Deposit Insurance Act requiring the NEO to be removed or permanently prohibited from participating in the conduct of our business.

“Good Reason” generally means the occurrence of any of the following actions taken by us with respect to the NEO and without his or her consent:

•	a material reduction in authority, duties or responsibilities;

•	a material reduction in base salary or base compensation, unless such reduction is made as part of an across-the-board cost-cutting measure that is applied equally or proportionately to all senior executives;

•	a relocation of the NEO’s principal place of employment to an office (other than our headquarters offices) located more than thirty (30) miles from his or hers then principal place of employment; or

•	a breach of our material obligations to the NEO under the employment agreement which breach continues uncured for a period of thirty (30) days following written notice from the NEO.

The following conditions must be satisfied in order for the NEO to terminate his or her employment for Good Reason: (1) the NEO shall have given us a written notice of termination for Good Reason (a “Good Reason Termination Notice”) prior to the expiration of a period of fifteen (15) consecutive calendar days commencing on the date that the NEO is first notified in writing that we have taken a Good Reason action, (2) we have failed to rescind or cure the Good Reason action within thirty (30) consecutive calendar days following our receipt of the Good Reason Termination Notice, and (3) the Good Reason Termination Notice must expressly state that the NEO is terminating his or her employment for Good Reason and must describe in reasonable detail the Good Reason action that entitles him to terminate his or her employment for Good Reason.

Compensation Risk Assessment

The Compensation Committee has conducted an annual compensation risk assessment and concluded that the Company’s compensation policies and practices do not encourage excessive or unnecessary risk-taking and are not reasonably likely to have a material adverse effect on the Company. The Compensation Committee took into account the significant proportion of the annual compensation that is based on equity incentives that have long maturities and vesting periods, and the Company’s Clawback Policy and other corporate policies that align the NEO’s and other executive officers’ compensation with the interests of the Company’s stockholders.

Pay Ratio Disclosure

Set forth below is the annual total compensation of our median employee, the annual total compensation of our CEO, Mr. Kavanaugh, and the ratio of those two amounts:

•	The 2022 annual total compensation of the median employee of the Company (other than our CEO) was $90,000;

•	The 2022 annual total compensation of Mr. Kavanaugh was $2,685,000; and

•	For 2022, the ratio of the annual total compensation of Mr. Kavanaugh to the median annual total compensation of all our employees was 30:1.

Our CEO-to-median employee pay ratio is calculated in accordance with Item 402(u) of Regulation S-K promulgated by the SEC. The rules for determining the pay ratio based on the median employee’s annual total compensation allow companies to utilize different methodologies that reflect their employment and compensation practices. As such, the pay ratio reported by other companies may not be comparable to our pay ratio. To determine the median employee, we used the following methodology:

•	Examined actual 2022 earnings from payroll records;

•	Excluded employees who separated in 2022 and included employees who were hired in 2022, such that only active employees at December 31, 2022 were considered; and

•	Excluded the CEO.

The results were sorted from highest total compensation to lowest total compensation to determine the median employee. After identifying the median employee, the Company calculated the 2022 annual total compensation for both our median employee and our CEO using the same methodology that the Company used to calculate the CEO’s annual total compensation for the “Summary Compensation Table” in this Amendment and as further described below as applicable:

•	Salary is equal to amounts earned in 2022;

•	Bonus is equal to amount earned for 2022 and paid in the first quarter of 2023;

•	Restricted stock units awards were based on the value of the portion of bonus which could have been paid out in RSUs, as determined as of the date the bonus entitlement was first created; and

•	Other compensation, which consists of medical, dental and life insurance benefits and our 401k match.

The CEO’s total compensation is divided by the total compensation of the median employee to determine the CEO pay ratio.

Pay Versus Performance Disclosure

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, we are providing the following information that demonstrates the relationship between executive “Compensation Actually Paid” and the Company’s performance against several specific financial metrics. For further information regarding our executive compensation and programs, the metrics used by our Compensation Committee to set executive compensation for 2022 (which is different than the financial metrics we are required to include in the tables and discussion below) and our pay-for-performance philosophy, please refer to the “Compensation Discussion and Analysis” section included herein.

The table below reflects the Compensation Actually Paid to the Company’s Principal Executive Officer (“PEO”) and average Compensation Actually Paid to non-PEO NEO’s during 2020 through 2022. In addition, the table compares our Total Shareholder Return (“TSR”) against our peer group TSR using the KBW Nasdaq Regional Bank Index.

	Summary Compensation	Compensation Actually	Average Summary Compensation Table Total	Average Compensation Actually Paid	Value of Initial Fixed $100 Investment Based On:(4)			Return on
Year (a)	Table Total for PEO(1) (b)	Paid to PEO ($)(2)(3) (c)	for Non-PEO NEOs ($)(1) (d)	to Non-PEO NEOs ($)(2)(3) (e)	TSR (S) (f)	Peer Group TSR ($) (g)	Net Income ($ in thousands) (h)	Tangible Book Value(5) (i)
2022	2,684,550	2,439,531	839,164	832,136	82.36	106.02	110,512	13.0%
2021	2,439,000	2,457,626	1,110,500	1,116,184	142.87	117.08	109,511	16.9%
2020	2,201,000	2,219,850	829,440	829,031	114.43	87.90	84,369	15.5%

(1)	The amounts included in column (b) reflect the summary compensation table total for Scott F. Kavanaugh for the years reported in the table. Scott F. Kavanaugh was our PEO for each year presented. The amounts reported in column (d) reflect the average summary compensation table total amounts for the non-PEO executive officers for the respective years. The individuals comprising the non-PEOs for each year are listed below:

2022	2021	2020
Ulrich E. Keller, Jr.	Ulrich E. Keller, Jr.	Ulrich E. Keller, Jr.
David DePillo	David DePillo	David DePillo
Kevin Thompson	Kevin Thompson	John Michel
Lindsay Lawrence	Lindsay Lawrence	Kevin Thompson
Amy Djou		Lindsay Lawrence
Chris Naghibi
John A. Hakopian

David DePillo and Kevin Thompson resigned from the Company in November 2022. Lindsay Lawrence resigned from the Company in December 2022. John Michel resigned from the Company in May 2020.

(2)	The amounts shown in compensation actually paid have been calculated in accordance with Item 402(v) of Regulation S-K and do not reflect compensation actually earned, realized or received by the Company’s NEOs. These amounts reflect the summary compensation table total within certain adjustments as described below in footnote 3.

(3)	Compensation Actually Paid reflects the exclusions and inclusions of certain amounts for the PEO and non-PEO NEO’s as set forth below. Equity values are calculated in accordance with FASB ASC Topic 718 and valuation assumptions do not differ materially from those disclosed as of the grant date of the equity awards. Amounts in the Exclusion of Stock Awards column are the totals from the Stock Awards columns set forth in the Summary Compensation Table. For all periods presented, equity values or awards only include stock awards as there were no stock options granted or outstanding during these periods.

Year	Summary Compensation Table Total for PEO ($)	Exclusion of Stock Awards for PEO ($)	Inclusion of Equity Values for PEO ($)	Compensation Actually Paid to PEO ($)
2022	2,684,550	(510,000)	264,981	2,439,531
2021	2,439,000	(435,000)	453,626	2,457,626
2020	2,201,000	(363,000)	381,850	2,219,850

Year	Average Summary Compensation Table Total for Non-PEO NEOs ($)	Average Exclusion of Stock Awards for Non- PEO NEOs ($)	Average Inclusion of Equity Values for Non- PEO NEOs ($)	Average Compensation Actually Paid to Non-PEO NEOs ($)
2022	839,164	(20,386)	13,358	832,136
2021	1,110,500	(137,000)	142,684	1,116,184
2020	829,440	(99,880)	99,471	829,031

The amounts in the Inclusion of Equity Values in the table above is derived from the amounts as set forth below:

Year	Year-End Fair Value of Equity Awards Granted During the Year That Remained Unvested as of Last Day of Year for PEO ($)	Change in Fair Value from Last Day of Year of Unvested EquityAwards Granted in Prior years for PEO ($)	Vesting-Date Fair Value of Equity Awards Granted During Year that Vested During Year for PEO ($)	Change in Fair Value from Last Day of Prior Year to Vesting Date of Unvested Equity Awards Granted in Prior Years that Vested During Year for PEO ($)	Fair Value at Last Day of Prior Year of Equity Awards Granted in Prior Years that Forfeited During Year for PEO ($)	Value of Dividends or Other Earning Pai d on Equity Awards Not Otherwise Included for PEO ($)	Total – Inclusion of Equity values for PEO ($)
2022	157,659	(54,577)	145,006	16,893	—	—	264,981
2021	257,674	34,907	121,000	40,045	—	—	453,626
2020	280,811	11,491	108,671	(19,123)	—	—	381,850

Year	Average Year-End Fair Value of Equity Awards Granted During the Year That Remained Unvested as of Last Day of Year for Non-PEO NEOs ($)	Average Change in Fair Value from Last Day of Year of Unvested Equity Awards Granted in Prior years for Non-PEO NEOs ($)	Average Vesting- Date Fair Value of Equity Awards Granted During Year that Vested During Year for Non-PEO NEOs ($)	Average Change in Fair Value from Last Day of Prior Year to Vesting Date of Unvested Equity Awards Granted in Prior Years that Vested During Year for Non-PEO NEOs ($ )	Average Fair Value at Last Day of Prior Year of Equity Awards Granted in Prior Years that Forfeited During Year for Non- PEO NEOs ($)	Average Value of Dividends or other Earning Paid on Equity Awards Not otherwise Included for Non- PEO NEOs ($)	Total – Average Inclusion of Equity Values for Non-PEO NEOs ($)
2022	7,065	(2,300)	30,314	2,905	(24,626)	—	13,358
2021	79,801	12,476	37,471	12,936	—	—	142,684
2020	76,311	2,736	31,268	(5,509)	(5,335)	—	99,471

(4)	The Peer Group TSR set forth in this table utilizes the KBW Nasdaq Regional Bank Index, which we also utilized in the stock performance graph required by Item 201(e) of Regulation S-K in our Annual Report filed on Form 10-K for the year ended December 31, 2022. The comparison assumes $100 invested for the period beginning December 31, 2019 through December 31, 2022 for the Company and the KBW Regional Bank Index, respectively. TSR shown the table are not necessarily indicative of future stock performance.

(5)	We determined Return on Tangible Book Value was the most important financial performance measure used to link Company performance to Compensation Actually Paid to our PEO and non-PEO NEOs in 2022. This performance measure may not have been the most important financial performance measure for years 2021 and 2020 and we may determine a different financial performance measure to be the most important financial performance measure in future years.

Description of Relationship Between PEO and Other NEO Compensation Actually Paid and Company Total Shareholder Return (“TSR”)

Description of Relationship Between PEO and Other NEO Compensation Actually Paid and Net Income

Description of Relationship Between Company TSR and Peer Group TSR

Description of Relationship Between PEO and Other NEO Compensation Actually Paid and Return on Tangible Book Value

Pay vs. Performance Financial Performance Measures

We believe the financial performance measures shown below, all of which are performance objectives used in our executive compensation program, were the most important in linking compensation actually paid to our NEOs for 2022:

•	Return on Tangible Book Value

•	Asset Quality / Performance of Loan Portfolio

•	Loan-to-Deposit Ratio

Change of Control Agreements

The Company has entered into Change of Control Severance Agreements with each of its NEOs (the “CC Agreements”). Messrs. Kavanaugh, Keller, Hakopian, Naghibi, DePillo, and Thompson, and Ms. Lawrence, each entered into their respective amended and restated CC Agreements on August 6, 2020. Ms. Djou entered into her CC Agreement on November 14, 2022. Mr. DePillo resigned in 2022 and his CC Agreement terminated on November 7, 2022. Mr. Thompson resigned in 2022 and his CC Agreement terminated on November 18, 2022. Ms. Lawrence resigned in 2022 and her CC Agreement terminated on December 2, 2022.

The CC Agreements with each NEO are substantially the same, except with respect to the value of the potential severance payments, and can be terminated by the Company upon three years advance written notice to the NEO. A CC Agreement will also terminate (without payment of severance benefits) in the event the NEO’s employment is terminated by the Company for Cause (as defined in the NEO’s employment agreement) or due to his or her death or disability or retirement, or by the NEO without Good Reason.

Each of the CC Agreements provides that if the Company undergoes a Change of Control (as defined below) while the NEO is still in the employ of the Company or one of its subsidiaries and, within the succeeding 12 months, the NEO terminates his or her employment due to the occurrence of a “Good Reason Event” (such as involuntary changes to any of the NEOs authority or responsibilities, compensation, eligibility for participation in bonus and employee benefit plans or relocation of work location) then the NEO will become eligible to receive the following severance compensation (in lieu of severance benefits that could be provided under the NEO’s employment agreement):

•	two times (for Ms. Djou, one time) the sum of (1) his or her annual base salary as then in effect and (2) the maximum bonus compensation that the NEO could have earned under any bonus or incentive compensation plan in which he or she was then participating, if any (the “Cash Amount”);

•	acceleration of the vesting of any then unvested stock options or restricted stock held by the NEO; and

•	continued participation for the NEO and his or her family members in medical, dental, vision, disability, and life insurance plans and programs through the end of the second calendar year following the calendar year of the termination.

The foregoing severance benefits are conditioned upon the NEO executing documentation that releases us and our affiliates from all legal claims. Payment of the Cash Amount above shall be paid on the first payroll date after sixty days after the vesting date. The severance benefits will be reduced to avoid the imposition of excise taxes under Internal Revenue Code Sections 280G and 4999 if the NEO would be better off an after-tax basis.

Change of Control/Good Reason Definitions. The CC Agreements contain the following definitions with respect to determining whether/when a NEO is eligible for severance benefits under the CC Agreements.

“Change of Control” generally means the occurrence of any of the following subject to certain exceptions:

•	a person who becomes the beneficial owner, directly or indirectly, of more than thirty percent (30%) of the Company’s voting securities subject to certain conditions;

•	a consolidation, merger, or reorganization of the Company with or into another person, or of another person with or into the Company, in which the holders of the Company’s outstanding voting securities immediately prior to the consummation of such consolidation, merger or reorganization would not, immediately after such consummation, own beneficially, directly or indirectly, (in the aggregate) at least sixty percent (60%) of the voting securities of (1) the continuing or surviving person in such merger, consolidation or reorganization (whether or not that is the Company) or (2) the ultimate parent, if any, of that continuing or surviving person;

•	a consolidation, merger or reorganization of FFB with or into another person, or of another person with or into FFB, unless the persons that were the holders of the Company’s voting securities immediately prior to such consummation would have, immediately after such consolidation, merger or reorganization, substantially the same proportionate direct or indirect beneficial ownership of at least sixty (60%) of the voting securities of (1) the continuing or surviving person in such consolidation, merger or reorganization (whether or not that is FFB) or, (2) the ultimate parent, if any, of that continuing or surviving person;

•	a sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of the Company or of FFB;

•	during any period of two (2) consecutive years during the term of the CC Agreement, individuals who at the beginning of that two year period constituted the entire Board do not, for any reason, constitute a majority thereof, unless the election (or the nomination for election) by the holders of the Company’s voting securities, of each director who was not a member of the Board at the beginning of that two year period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the two year period.

“Good Reason” generally means the occurrence of any of the following actions taken by us with respect to the NEO and without his or her consent:

•	The scope of NEO’s authority or responsibilities is significantly reduced or diminished or there is a change in his or her position or title as an officer of the Company or subsidiary, or both, that constitutes or would generally be considered to constitute a demotion;

•	a reduction in base salary, unless such reduction is made as part of an across-the-board cost-cutting measure that is applied equally or proportionately to all senior executives;

•	a significant reduction or discontinuation in the NEO’s bonus and/or incentive compensation award opportunity unless it is applied equally or proportionately to all senior executives participating in the incentive plan or program;

•	a significant reduction or discontinuation in the NEO’s participation in any other benefit plan subject to certain exceptions;

•	a relocation of the NEO’s principal place of employment to an office (other than our headquarters offices) located more than thirty (30) miles from his or her then principal place of employment; or

•	a breach of our material obligations to the NEO under either the employment agreement or CC Agreement which breach continues uncured for a period of thirty (30) days following written notice from the NEO.

In order to resign his or her employment for Good Reason under the CC Agreement, the NEO must provide the Company with written notice within 90 days of the Good Reason Event, and if the Company does not cure within 30 days, the NEO must give written notice of termination for Good Reason within 45 days of the end of the cure period.

Potential Payments upon Termination or Change in Control

The following table sets forth the potential payments that would have been payable to our NEOs upon a termination of employment in certain circumstances, including in connection with a Change in Control (“CIC”). The actual amounts payable can only be determined when an executive is terminated and can be more or less than the amounts shown below, depending on the facts and circumstances actually prevailing at the time of the executive’s termination of employment. The payments calculated below are based on the executive’s salary as of December 31, 2022, and assume a qualifying termination on December 31, 2022.

	Base Salary	Bonus	Acceleration of Unvested Stock Awards(1)	Continuation of Medical Benefits(2)	Total Termination Benefits
Scott F. Kavanaugh Voluntary termination Involuntary termination(3) Termination without Cause or for Good Reason after CIC(3) Disability Death(3)(4)	$—	$—	$—	$—	$—
	950,000	—	—	25,400	975,400
	1,900,000	3,399,100	232,000	50,800	5,581,900
	—	—	—	—	—
	700,000	—	—	—	700,000

Amy Djou Voluntary termination Involuntary termination(3) Termination without Cause or for Good Reason after CIC(3) Disability Death(3)(4)	—	—	—	—	—
	350,000	—	—	18,100	368,100
	350,000	140,000	9,600	18,100	517,700
	—	—	—	—	—
	100,000	—	—	—	100,000

Ulrich E. Keller, Jr. Voluntary termination Involuntary termination(3) Termination without Cause or for Good Reason after CIC(3) Disability Death(3)(4)	—	—	—	—	—
	600,000	—	—	35,200	635,200
	1,200,000	775,200	19,700	70,400	2,065,300
	—	—	—	—	—
	350,000	—	—	—	350,000

John A. Hakopian Voluntary termination Involuntary termination(3) Termination without Cause or for Good Reason after CIC(3) Disability Death(3)(4)	—	—	—	—	—
	475,000	—	—	24,300	499,300
	950,000	579,500	13,600	48,600	1,591,700
	—	—	—	—	—
	225,000	—	—	—	225,000

	Base Salary	Bonus	Acceleration of Unvested Stock Awards(1)	Continuation of Medical Benefits(2)	Total Termination Benefits
Christopher Naghibi Voluntary termination Involuntary termination(3) Termination without Cause or for Good Reason after CIC(3) Disability Death(3)(4)	—	—	—	—	—
	390,500	—	—	35,200	425,700
	780,900	837,100	28,500	70,300	1,716,800
	—	—	—	—	—
	140,500	—	—	—	140,500

David DePillo(5) Voluntary termination Involuntary termination(3) Termination without Cause or for Good Reason after CIC(3) Disability Death(3)(4)	—	—	—	—	—
	715,400	—	—	22,800	738,200
	—	—	—	—	—
	1,430,800	—	—	45,700	1,476,500
	465,400	—	—	—	465,400

Kevin Thompson(5) Voluntary termination Involuntary termination(3) Termination without Cause or for Good Reason after CIC(3) Disability Death(3)(4)	—	—	—	—	—
	399,200	—	—	22,100	421,300
	798,500	—	—	44,300	842,800
	—	—	—	—	—
	149,200	—	—	—	149,200

Lindsay Lawrence(5) Voluntary termination Involuntary termination(3) Termination without Cause or for Good Reason after CIC(3) Disability Death(3)(4)	—	—	—	—	—
	405,700	—	—	24,300	430,000
	811,500	—	—	48,600	860,100
	—	—	—	—	—
	155,700	—	—	—	155,700

(1)	The amounts in this column represent the value of unvested RSU awards that would accelerate upon a CIC as of December 31, 2022. The value is determined by multiplying the number of accelerated shares by the closing share price of $14.23 for our common stock as of December 31, 2022.

(2)	The amounts in this column represent the premiums for medical, dental and life insurance premiums as of December 31, 2022 that the Company would be obligated to pay for the NEO for the period of time specified in the related employment or CIC agreement.

(3)	Assumes an effective date of a qualifying termination of employment of December 31, 2022. In addition to the payments provided in this row, the NEO is entitled to receive accrued benefits earned through the date of termination.

(4)	In the event of a termination of employment due to death, the NEO’s estate is entitled to receive the NEO’s base salary less the amount of any life insurance benefits paid under any Company provided life insurance plan. As of December 31, 2022, the Company provides to each NEO a life insurance benefit of $250,000. This amount has been subtracted from each NEO’s base salary as of December 31, 2022 to determine the amount payable in this row.

(5)	Messrs. DePillo and Thompson and Ms. Lawrence resigned in 2022.

2015 Equity Incentive Plan

Purposes. The purposes of the 2015 Equity Incentive Plan (the “2015 Equity Plan”) are (a) to enhance our ability to attract and retain the services of officers and other key employees, directors and outside service providers, (b) to provide additional incentives to such persons to devote their effort and skills to the advancement of the Company by providing them an opportunity to participate in the ownership of the Company, and (c) to more closely align their interests with the interests of our stockholders by rewarding performance that results in increases in our share prices. The 2015 Equity Plan replaced incentive equity plans adopted in 2007 (the “2007 Equity Plans”). Effective upon the adoption of the 2015 Equity Plan, no grants were eligible to be issued under the 2007 Equity Plans. As of December 31, 2022, there are still option grants outstanding under the 2007 Equity Plans. The 2015 Equity Plan expires in 2025.

Eligible Participants. Incentive stock options may be granted only to employees of the Company or its subsidiaries, including the NEOs. All other awards may be granted to any of our officers, other employees and directors, and to outside service providers that render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction. The Compensation Committee determines which individuals will participate in the 2015 Equity Plan.

Award Types. The 2015 Equity Plan permits the issuance of the following types of equity incentive awards:

•	Options. Options may be non-qualified stock options or incentive stock options and may vest based on time or achievement of performance goals. Our Compensation Committee may provide for options to be exercised only as they vest or to be immediately exercisable with any shares issued on exercise being subject to our right of repurchase that lapses as the shares vest.

•	Restricted Stock. A restricted stock award is an offer by us to sell or award shares of our common stock subject to restrictions, which may vest based on time or achievement of predetermined performance goals and which may be subject to forfeiture, in whole or in part, in the event of a cessation of the participant’s service with the Company or a failure to achieve any performance goals. The price, if any, of a restricted stock award will be determined by the Compensation Committee.

•	Stock Appreciation Rights. Stock appreciation rights (“SARs”) provide for a payment, or payments, in cash or shares of our common stock, to the holder based upon the difference between the fair market value of our common stock on the date of exercise and the stated exercise price at grant up to a maximum amount of cash or number of shares.

•	Restricted Stock Units. RSUs represent the right to receive shares of our common stock at a specified date in the future, subject to forfeiture of that right because of termination of employment or failure to achieve certain performance goals. Upon the vesting of an RSU, we will deliver to the holder of the RSU shares of our common stock (which may be subject to additional restrictions), cash or a combination of shares of our common stock and cash.

•	Performance Awards. Performance awards cover a number of shares of our common stock that may be settled upon achievement of the pre-established performance goals in cash or by issuance of the underlying shares.

•	Stock Bonuses. Stock bonus awards may be granted as additional compensation for past or future service or achievement of performance goals, and therefore, no payment will be required for any shares awarded under a stock bonus.

Terms applicable to Stock Options and Stock Appreciation Rights. The exercise or base price of grants made under the 2015 Plan of stock options or SARs may not be less than the closing price of our common stock on the date of grant. The term of these awards may not be longer than ten years, except in the case of incentive stock options granted to holders of more than 10% of our voting power, which may have a term no longer than five years. The Compensation Committee determines at the time of grant the other terms and conditions applicable to such award, including vesting and exercisability.

Terms applicable to Restricted Stock Awards, RSU Awards, Performance Awards and Stock Bonus Awards. The Compensation Committee determines the terms and conditions applicable to the granting of restricted stock awards, RSUs, performance awards and stock bonus awards. The Compensation Committee may make the grant, issuance, retention and/or vesting of such awards contingent upon continued employment or service, the passage of time, or such performance criteria or goals and the level of achievement versus such criteria as it deems appropriate.

Subject to the terms and limitations expressly set forth in the 2015 Equity Plan, the Compensation Committee selects the persons who receive awards, determines the number of shares covered thereby, and establishes the terms, conditions and other provisions of incentive awards.

Grants of Plan-Based Awards

		Estimated future payouts under non-equity incentive plan awards(1)		Estimated future payouts under equity incentive plan awards(2)		All other stock awards: Number of shares of stock or units	Grant date fair value of stock and option
Name	Grant Date	Threshold ($)	Target ($)	Threshold ($)	Target ($)	(#)	awards ($)
Scott F. Kavanaugh	2/28/2023	595,000	1,190,000	255,000	510,000	—	510,000
Amy Djou(3)	11/29/2022	—	—	—	—	1,000	13,700
Ulrich E. Keller, Jr.	2/28/2023	174,500	349,000	19,000	38,000	—	38,000
John A. Hakopian	2/28/2023	130,375	260,750	14,500	29,000	—	29,000
Christopher Naghibi	2/28/2023	178,272.50	356,545	31,000	62,000	—	62,000

(1)	Represents the cash portion of the 2022 annual incentive plan. The target amount of the potential award also represents the maximum potential amount which could be earned under the annual incentive plan.

(2)	Represents the RSU portion of the 2022 annual incentive plan. The number of RSUs which will ultimately be issued to each NEO is computed based upon the dollar value of the NEO’s total incentive award (i.e., both the cash and equity portion) at the applicable performance level, multiplied by the percentage of such total award comprised of RSUs. For Mr. Kavanaugh, 30% of his annual incentive award for 2022 was payable to him in the form of RSUs. For Mr. Hakopian, 10% of his annual incentive award was payable to him in the form of RSUs. For Mr. Naghibi, 15% of his annual incentive award for 2022 was payable to him in the form of RSUs. For Mr. Keller, 10% of his annual incentive award for 2022 was payable to him in the form of RSUs. Each RSU, upon vesting, enables its holder to receive one share of our common stock. One-third of these awards of RSUs vested immediately at grant date and one-third vests incrementally on each of the first and second anniversaries of the grant date subject to continued employment. The target amount of the potential award also represents the maximum potential amount which could be earned under the annual incentive plan.

(3)	Ms. Djou received an award of 1,000 RSUs in connection with her appointment as the Interim Chief Financial Officer of FFI and FFB in November 2022. The grant date fair value of this award is computed based on the closing price of our common shares on the grant date, November 29, 2022. One third of these awards of RSUs vested immediately at the grant date and one-third vests incrementally on each of the first and second anniversaries of the grant date subject to continued employment.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding options and unvested RSUs that have been granted to the NEOs and that were outstanding as of December 31, 2022.

	Stock Awards
Name / Grant Date	Number of shares or units of stock that have not vested (#)	Market value of shares or units of stock that have not vested ($)	Equity incentive plan awards: number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: market or payout value of unearned shares, units or other rights that have not vested ($)(1)
Scott F. Kavanaugh
2/22/2022	11,002	$157,700	—	—
2/23/2021	5,183	74,300	—	—
Amy Djou
11/29/2022	667	9,600	—	—
Ulrich E. Keller, Jr.
2/22/2022	886	12,700	—	—
2/23/2021	486	7,000	—	—
John A. Hakopian
2/22/2022	608	8,700	—	—
2/23/2021	343	4,900	—	—
Christopher Naghibi
2/22/2022	1,290	18,500	—	—
2/23/2021	700	10,000	—	—
David DePillo(2)	—	—	—	—
Kevin Thompson(2)	—	—	—	—
Lindsay Lawrence(2)	—	—	—	—

(1)	The remaining RSUs granted February 22, 2022 for Messrs. Kavanaugh, Keller, Djou, Hakopian, and Naghibi vest in equal installments on each of the first and second anniversaries of the grant date subject to continued employment. Market value is based on the closing share price of $14.33 for our common stock as of December 31, 2022.

(2)	Messrs. DePillo and Thompson and Ms. Lawrence resigned in 2022.

Option Exercises and Stock Vested

The following table sets forth information regarding stock options exercised and RSUs vested during 2022 for each of our NEOs:

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise(3)	Value Realized on Exercise(1)(3)	Number of Shares Acquired on Vesting	Value Realized on Vesting(2)
Scott F. Kavanaugh	—	$—	17,735	$466,000
Amy Djou	—	—	333	4,600
Ulrich E. Keller, Jr.	—	—	1,607	42,200
John A. Hakopian	—	—	1,128	29,600
Christopher Naghibi	—	—	2,265	59,500
David DePillo(2)	—	—	11,379	299,100
Kevin Thompson(2)	—	—	2,949	73,000
Lindsay Lawrence(2)	—	—	6,496	170,700

(1)	Represents the difference between the market price of the underlying securities at exercise and the exercise price of the options.

(2)	Represents the market price of the underlying securities at vesting.

(3)	All stock options were fully exercised in 2021; none in 2022.

Director Compensation

Only non-employee directors are entitled to receive compensation for service on the Board and committees of the Board. The compensation each non-employee director received for their service on the Board and Board committees is set forth in the following table for the year ended December 31, 2022:

	Director Compensation
	Fees Earned or Paid in Cash	Stock Awards(1)	Total
Max A. Briggs	$80,000	$80,000	$160,000
Diane M. Rubin	80,000	80,000	160,000
David G. Lake	70,000	70,000	140,000
Elizabeth A. Pagliarini	70,000	70,000	140,000
Mitchell M. Rosenberg	70,000	70,000	140,000
Jacob P. Sonenshine	70,000	70,000	140,000
Gary Tice(2)	70,000	70,000	140,000

(1)	On February 22, 2022, when our closing share price was $26.36 per share, Mr. Briggs and Ms. Rubin received a grant of 3,035 RSUs, and Messrs. Lake, Rosenberg, Sonenshine, Tice and Ms. Pagliarini received 2,656 RSUs. Half of the RSUs granted to each director vested on May 24, 2022, and the other half of RSUs granted to each director vested on November 29, 2022. This column reflects the aggregate dollar amount of the grant date fair value of these RSUs, computed in accordance with FASB ASC Topic 718, Stock Compensation. Generally, the grant date fair value is the amount that we would expense in our financial statements over the award’s vesting schedule. In accordance with SEC rules, the amounts shown reflect the aggregate grant date fair value of stock awards granted to the Company’s non-employee directors during 2022, computed in accordance with FASB ASC Topic 718, Stock Compensation. The grant date fair value is measured based on the closing price of the Company’s common stock on the date of grant. At December 31, 2022, there were no stock awards outstanding to non-employee directors.

(2)	Mr. Tice joined the Board on December 17, 2021 and resigned from the Board effective March 7, 2023.

The Board, acting upon a recommendation from the Compensation Committee, annually determines the non-employee directors’ compensation for serving on the Board and its committees. In 2022, the Lead Director and the Chairman of the Audit Committee received retainers at an annual rate of $160,000, $80,000 of which was paid in cash and $80,000 of which was paid in shares of the Company’s common stock pursuant to a written restricted stock unit agreement. The other directors received retainers at an annual rate of $140,000, $70,000 of which was paid in cash and $70,000 of which was paid in shares of the Company’s common stock pursuant to a written restricted stock unit agreement. All RSU’s granted in 2022 and prior years to non-employee directors were fully vested as of December 31, 2022, and there were no unvested outstanding RSU’s as of December 31, 2022.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information regarding the beneficial ownership, as of April 25, 2023, of the Company’s common stock by (i) each person who we knew owned, beneficially, more than 5% of the Company’s outstanding shares, (ii) each of the Company’s current directors, (iii) each of the executive officers of the Company who are named in the Summary Compensation Table above, and (iv) all of the directors and executive officers as a group. As of April 25, 2023, a total of 56,424,276 shares of our common stock were issued and outstanding.

	As of April 25, 2023(1)
Name and Title	Number of Shares Beneficially Owned		Percent of Class
FMR LLC	5,069,221	(2)	9.0%
BlackRock Inc.	4,457,965	(3)	7.9%
GMT Capital Corp.	3,368,494	(4)	6.0%
Ulrich E. Keller, Jr., Executive Chairman of FFI and FFA	2,222,181	(5)	3.9%
Scott F. Kavanaugh, Chief Executive Officer of FFI and FFB, Vice Chairman of FFI, President and Chairman of FFB	1,386,285	(6)	2.5%
Max A. Briggs, Director	50,582	(7)	*
John A. Hakopian, Director and President of FFA	656,366		1.2%
David G. Lake, Director	148,584		*
Elizabeth A. Pagliarini, Director	19,768	(8)	*
Mitchell M. Rosenberg, Director	61,329		*
Diane M. Rubin, CPA. Director	14,111		*
Jacob P. Sonenshine, Director	82,161		*
Gabriel V. Vazquez, Director(9)	--		*
Amy Djou, Interim Chief Financial Officer of FFI and FFB, Executive Vice President and Chief Accounting Officer of FFB	333		*
Christopher Naghibi, Executive Vice President and Chief Operating Officer of FFB	6,413		*
David S. DePillo, Former President(10)	--		*
Kevin L. Thompson, Former CFO(10)	3,000		*
Lindsay Lawrence, Former COO of FFB(10)	36,901		*
All Directors and executive officers as a Group (13 persons)	4,659,708		8.26%

*	Less than 1%

(1)	This table is based upon information supplied to us by our officers, directors and principal stockholders. Except as otherwise noted, we believe that each of the stockholders named in the table has sole voting and investment power with respect to all shares of common stock shown as to which he or she is shown to be the beneficial owner, subject to applicable community property laws. The percentage ownership interest of each individual or group is based upon the total number of shares of the Company’s common stock outstanding plus the shares which the respective individual or group has the right to acquire within 60 days after April 25, 2023 through the exercise of stock options or pursuant to any contract or any other arrangement.

(2)	The ownership information set forth in the table is based on information contained in a statement on Schedule 13G/A, filed with the SEC by FMR LLC as of February 9, 2023. FMR LLC’s address is 245 Summer Street, Boston, MA, 02210.

(3)	The ownership information set forth in the table is based on information contained in a statement on Schedule 13G/A, filed with the SEC by BlackRock Inc. as of February 7, 2023. BlackRock Inc.’s address is 55 East 52nd Street New York, NY 10055.

(4)	The ownership information set forth in the table is based on information contained in a statement on Schedule 13G, filed with the SEC by GMT Capital Corp., Bay Resource Partners, L.P., Bay II Resource Partners, L.P., Bay Resource Partners Offshore Master Fund, L.P., and Thomas E. Claugus, as of January 19, 2023. GMT Capital Corp.’s address is 2300 Windy Ridge Parkway, Ste. 550 South, Atlanta, GA 30339.

(5)	Includes 693,000 shares held in a family trust over which Mr. Keller shares voting and investment power. Also includes 245,000 shares beneficially owned by Mr. Keller’s spouse, as to which he disclaims beneficial ownership.

(6)	Includes 1,298,494 shares pledged as collateral to secure personal indebtedness of Mr. Kavanaugh. For additional information on the Company’s policies regarding the pledging of shares, see “Corporate Governance Principles and Policies.”

(7)	Includes 6,000 shares beneficially owned by Mr. Briggs’ spouse, as to which he disclaims beneficial ownership.

(8)	Includes 12,595.47 shares held in a family trust and 7,173.04 shares held in a defined benefit plan, over which Ms. Pagliarini shares voting and investment power.

(9)	Mr. Vazquez joined the Board on April 25, 2023.

(10)	Messrs. DePillo and Thompson and Ms. Lawrence resigned in 2022.

Equity Compensation Plan Information

The following table provides information as of December 31, 2022 regarding the Company’s equity plans:

	Column (a)	Column (b)	Column (c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights(2)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights(1)	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (Excluding Securities Reflected in Column (a))(2)
Equity compensation plans approved by stockholders	45,050	$8.67	704,791
Equity compensation plans not approved by stockholders	—	—	—
Total	45,050	$	704,791

(1)	Options are granted at an exercise price equal to or greater than the fair market value per share of our common stock on their respective dates of grant.

(2)	Does not include 199,016 RSUs issued and not vested as of December 31, 2022.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Transactions with Certain Related Persons

Our Board has adopted a Related Party Transaction Policy, which provides that, subject to certain limited exceptions, the Company will not enter into or consummate a related party transaction that is determined by the Audit Committee to be materially less favorable from a financial standpoint to the Company than similar transactions between the Company and unaffiliated third parties. A “related party transaction” is a transaction between the Company or any of its subsidiaries and any executive officer, director or owner of more than 10% of the outstanding shares of the Company’s common stock or persons related to them.

Procedures for Approval of Related Party Transactions

Transactions by FFI or FFB with related parties are subject to regulatory requirements and restrictions. These requirements and restrictions include Sections 23A and 23B of the Federal Reserve Act (which govern certain transactions by a bank with its affiliates) and the Federal Reserve’s Regulation O (which governs certain loans by FFB to its executive officers, directors, and principal stockholders). We have adopted policies to comply with these regulatory requirements and restrictions.

In addition, our Board has adopted a written policy governing the approval of related party transactions that complies with all applicable SEC requirements. FFI’s related parties include directors (including any nominee for election as a director), executive officers, 5% stockholders and the immediate family members of these persons. Our CFO, in consultation with other members of management and outside counsel, as appropriate, will review potential related party transactions to determine if they are subject to the policy. If so, the transaction will be referred to the Board for approval. In determining whether to approve a related party transaction, the Board will consider, among other factors, the fairness of the proposed transaction to the Company, the direct or indirect nature of the related party’s interest in the transaction, the appearance of any improper conflict of interests for any director or executive officer, taking into account the size of the transaction and the financial position of the related party, whether the transaction would impair an outside director’s independence, the acceptability of the transaction to our regulators and any possible violations of other of our corporate policies.

In addition to the compensation arrangements with directors and executive officers described in “Executive Compensation” above, the following is a description of each transaction since January 1, 2022, and each proposed transaction in which:

•	we have been or are to be a participant;

•	the amount involved exceeded or exceeds $120,000; and

•	any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of or person sharing the household with any of these individuals (other than tenants or employees), had or will have a direct or indirect material interest.

Ordinary Banking Relationships

FFB has had, and in the future may have, banking transactions in the ordinary course of its business with directors, principal stockholders and their associates, including the making of loans to directors and their associates. Such loans and other banking transactions were, and in the future will be, made on the same terms, including interest rates and collateral securing the loans, as those prevailing at the time for comparable transactions with persons of comparable creditworthiness who have no affiliation with the Company, FFB or any other subsidiaries of the Company and will be made only if they do not involve more than the normal risk of collectability and do not present any other unfavorable features at the times the loans are made.

Indemnification Agreements with our Directors and Officers

As permitted by the Delaware corporate law and as provided for by the Bylaws, the Company has entered into indemnification agreements with its directors and executive officers. Those indemnification agreements require the Company, among other things, (i) to indemnify its directors and officers against certain liabilities that may arise by reason of their status or service as directors or officers (other than liabilities arising from actions not taken in good faith or in a manner the indemnitee believed to be opposed to the best interests of the Company), (ii) to advance the expenses such directors or executive officers may incur as a result of or in connection with the defense of any proceeding brought against them as to which they could be indemnified, subject to an undertaking by the indemnified party to repay such advances if it is ultimately determined that he or she is not entitled to indemnification, and (iii) to obtain officers’ & directors’ liability insurance if available on reasonable terms.

Director Independence

Our Board has evaluated the independence of its members based on the definition of independence for purposes of Board membership and membership on the Board’s standing committees that are applicable to the Company because its shares are listed on the NASDAQ Stock Market. Based on that evaluation, our Board has concluded that (i) seven directors are independent: Mses. Pagliarini and Rubin and Messrs. Briggs, Lake, Rosenberg, Sonenshine, and Vazquez; and (ii) all of the members of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee are independent.

Item 14. Principal Accountant Fees and Services.

Audit and Other Fees Paid in Fiscal Year 2022 and 2021

Aggregate fees for professional services rendered to the Company by Eide Bailly were as follows for the years ended December 31:

	2022	2021
Audit fees	$825,000	$605,000
Audit related fees	—	—
Tax fees	—	—
All other fees	72,500	118,500
Total	$897,500	$723,500

Audit Fees. In the years ended December 31, 2022, and December 31, 2021, Eide Bailly rendered audit services, which consisted of the audit of the Company’s consolidated financial statements for the years then ended.

Audit Related Fees. Eide Bailly did not render any other audit related services to us during 2022 or 2021.

Tax Fees. Eide Bailly did not render any tax services to us during 2022 or 2021.

All Other Fees. In 2022 and 2021, Eide Bailly provided comfort letters, consents, and assistance with and review of documents filed with the SEC in conjunction with our public filings.

Audit and Non-Audit Services Pre-Approval Policy

The Audit Committee’s charter provides that the Audit Committee must pre-approve services to be performed by the Company’s independent registered public accounting firm. In accordance with that requirement, the Audit Committee pre-approved the engagement of Eide Bailly pursuant to which it provided the services described above for the fiscal years ended December 31, 2022 and 2021, respectively.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

31.3(1)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.4(1)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS(2)	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH(2)	Inline XBRL Taxonomy Extension Schema Document.
101.CAL(2)	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF(2)	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB(2)	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE(2)	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022 has been formatted in Inline XBRL.

(1)Filed herewith.

(2)Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Dallas, Texas on May 1, 2023.

FIRST FOUNDATION INC.

By:	/s/ SCOTT F. KAVANAUGH
Scott F. Kavanaugh, President and
Chief Executive Officer

S-1