Form 10-Q
period 2023-03-31
First Foundation Inc.
filed 2023-05-09
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 1, 2023, the registrant had 56,424,276 shares of common stock, $0.001 par value per share, outstanding.

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2023

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2023	2022
	(unaudited)
ASSETS
Cash and cash equivalents	$1,317,129	$656,494

Securities available-for-sale ("AFS")	223,612	237,597
Securities held-to-maturity ("HTM")	847,036	862,544
Allowance for credit losses - investments	(12,288)	(11,439)
Net securities	1,058,360	1,088,702

Loans held for investment	10,669,803	10,726,193
Allowance for credit losses - loans	(31,095)	(33,731)
Net loans	10,638,708	10,692,462

Investment in FHLB stock	58,716	25,358
Deferred taxes	22,763	24,198
Premises and equipment, net	37,530	36,140
Real estate owned ("REO")	6,210	6,210
Goodwill and intangibles	221,401	221,835
Other assets	255,367	262,780
Total Assets	$13,616,184	$13,014,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$10,051,706	$10,362,612
Borrowings	2,294,600	1,369,936
Accounts payable and other liabilities	136,140	147,253
Total Liabilities	12,482,446	11,879,801

Shareholders’ Equity
Common Stock	56	56
Additional paid-in-capital	719,261	719,606
Retained earnings	428,956	426,659
Accumulated other comprehensive (loss) income	(14,535)	(11,943)
Total Shareholders’ Equity	1,133,738	1,134,378
Total Liabilities and Shareholders’ Equity	$13,616,184	$13,014,179

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2023	2022
Interest income:
Loans	$120,643	$72,027
Securities	6,891	6,360
FHLB Stock, fed funds sold and interest-bearing deposits	9,466	757
Total interest income	137,000	79,144

Interest expense:
Deposits	62,140	3,358
Borrowings	16,105	1,292
Total interest expense	78,245	4,650

Net interest income	58,755	74,494

Provision for credit losses	417	(792)

Net interest income after provision for credit losses	58,338	75,286

Noninterest income:
Asset management, consulting and other fees	8,796	10,197
Other income	2,902	5,230
Total noninterest income	11,698	15,427

Noninterest expense:
Compensation and benefits	25,286	29,821
Occupancy and depreciation	8,897	8,567
Professional services and marketing costs	4,295	3,417
Customer service costs	16,715	1,788
Other expenses	4,147	4,025
Total noninterest expense	59,340	47,618

Income before taxes on income	10,696	43,095
Taxes on income	2,200	12,259
Net income	$8,496	$30,836

Net income per share:
Basic	$0.15	$0.55
Diluted	$0.15	$0.55
Shares used in computation:
Basic	56,376,669	56,465,855
Diluted	56,410,416	56,565,845

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
	Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2021	56,432,070	$56	$720,744	$340,976	$2,275	$1,064,051
Net income	—	—	—	30,836	—	30,836
Other comprehensive loss	—	—	—	—	(6,207)	(6,207)
Stock based compensation	—	—	1,204	—	—	1,204
Cash dividend	—			(6,208)		(6,208)
Issuance of common stock:
Exercise of options	2,000	—	18	—	—	18
Stock grants – vesting of restricted stock units	122,700	1	—	—	—	1
Repurchase of shares from restricted shares vesting	(42,602)		(1,120)			(1,120)
Balance: March 31, 2022	56,514,168	$57	$720,846	$365,604	$(3,932)	$1,082,575

Balance: December 31, 2022	56,325,242	$56	$719,606	$426,659	$(11,943)	$1,134,378
Net income	—	—	—	8,496	—	8,496
Other comprehensive loss	—	—	—	—	(2,592)	(2,592)
Stock based compensation	—	—	32	—	—	32
Cash dividend	—	—	—	(6,199)	—	(6,199)
Issuance of common stock:
Exercise of options	19,500	—	157	—	—	157
Stock grants – vesting of restricted stock units	114,592	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(35,058)	—	(534)	—	—	(534)
Balance: March 31, 2023	56,424,276	$56	$719,261	$428,956	$(14,535)	$1,133,738

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Three Months Ended March 31,
	2023	2022
Net income	$8,496	$30,836
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	(4,535)	(7,731)
Other comprehensive income (loss) before tax	(4,535)	(7,731)
Income tax benefit (expense) related to items of other comprehensive income	1,943	1,524
Other comprehensive income (loss)	(2,592)	(6,207)
Total comprehensive income	$5,904	$24,629

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Three Months Ended
	March 31,
	2023	2022
Cash Flows from Operating Activities:
Net income	$8,496	$30,836
Adjustments to reconcile net income to net cash provided by operating activities:
Reversal of provision for credit losses - loans	(432)	(1,136)
Provision for credit losses - securities AFS	849	344
Stock–based compensation expense	32	1,204
Depreciation and amortization	1,104	974
Deferred tax expense	2,761	3,431
Amortization of premium (discount) on securities	(173)	(351)
Amortization of core deposit intangible	434	509
Amortization of mortgage servicing rights - net	599	549
Amortization of OCI - securities transfer to HTM	616	—
Valuation allowance on mortgage servicing rights - net	(672)	(201)
Decrease in other assets	7,657	5,318
Decrease in accounts payable and other liabilities	(11,792)	(1,138)
Net cash provided by operating activities	9,479	40,339
Cash Flows from Investing Activities:
Net (increase) decrease in loans	54,387	(490,869)
Purchase of premises and equipment	(2,494)	(1,222)
Disposals of premises and equipment	—	3,375
Recovery of allowance for credit losses	306	134
Purchases of securities AFS	—	(400)
Purchases of securities HTM	—	(83,008)
Maturities of securities AFS	9,184	7,965
Maturities of securities HTM	15,948	79,660
Sale (purchase) of FHLB and FRB stock, net	(33,358)	999
Net cash provided by (used in) investing activities	43,973	(483,366)
Cash Flows from Financing Activities:
Increase (decrease) in deposits	(310,906)	145,558
Net increase in FHLB & other advances	995,000	—
Line of credit net change – borrowings, net	—	(18,500)
Net increase in subordinated debt	15	147,592
Net decrease in repurchase agreements	(70,351)	(13,250)
Gain on sale leaseback	—	(1,111)
Dividends paid	(6,199)	(6,208)
Proceeds from exercise of stock options	158	19
Repurchase of stock	(534)	(1,120)
Net cash provided by financing activities	607,183	252,980
Increase (decrease) in cash and cash equivalents	660,635	(190,047)
Cash and cash equivalents at beginning of year	656,494	1,121,757
Cash and cash equivalents at end of period	$1,317,129	$931,710
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	65,720	3,893
Noncash transactions:
Transfer of securities from available-for-sale to held-to-maturity	—	916,777
Goodwill acquisition adjustment	—	1,623
Right of use lease assets and liabilities recognized	172	—
Chargeoffs against allowance for credit losses	2,003	145

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 - UNAUDITED

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation

First Foundation Inc. (“FFI”) is a financial services holding company whose operations are conducted through its wholly owned subsidiaries:  First Foundation Advisors (“FFA”) and First Foundation Bank (“FFB” or the “Bank”) and the wholly owned subsidiaries of FFB, First Foundation Public Finance (“FFPF”), First Foundation Insurance Services (“FFIS”) and Blue Moon Management, LLC (collectively the “Company”).  FFI also has two inactive wholly owned subsidiaries, First Foundation Consulting and First Foundation Advisors, LLC.  In addition, FFA has set up a limited liability company, which is not included in these consolidated financial statements, as a private investment fund to provide an investment vehicle for its clients.  FFI is incorporated in the state of Delaware.  The corporate headquarters for FFI is located in Dallas, Texas.  The Company provides a comprehensive platform of financial services to individuals, businesses and other organizations and has offices in California, Nevada, Florida, Texas, and Hawaii.

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”) and prevailing practices within the banking industry. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the period. Actual results could differ significantly from those estimates.

The accompanying unaudited consolidated financial statements include the accounts of the Company as of March 31, 2023 and December 31, 2022, and for the three months ended March 31, 2023 and 2022, and include all information and footnotes required for interim financial reporting presentation.  All intercompany accounts and transactions have been eliminated in consolidation. The results for the 2023 interim periods are not necessarily indicative of the results expected for the full year.  These financial statements assume that readers have read the most recent Annual Report on Form 10-K filed with the SEC which contains the latest available audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022.

Significant Accounting Policies

The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry.  We have not made any changes in our significant accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

New Accounting Pronouncements

On January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures”. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors and provides amendments to ASU 2016-13, Financial Instruments – Credit Losses on Financial Instruments by enhancing existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. These disclosures are presented within Note 4: “Loans” in the accompanying unaudited financial statements.  ASU 2022-02 also requires that entities disclose current-period gross write-offs by year of origination for financing receivables within the scope of Subtopic 326-20. This information is presented as part of the disclosure for risk categories of loans based on year of origination within Note 5: ‘Allowance for Credit Losses’ in the accompanying unaudited financial statements.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides optional guidance for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 - UNAUDITED

reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022.  The Company has permanently ceased originating any new loans or entering into any transaction that would increase its LIBOR-based exposure.  For all new variable-rate loans and transactions, the Company primarily offers Prime and SOFR as the variable-rate index.  For all LIBOR-based loans and transactions that mature after December 31, 2022, the Company has implemented procedures to identify and amend such loans and transactions to convert the base rate of the contract to a Prime or SOFR-based rate.  The Company will also continue to assess impacts to its operations, financial models, data and technology as part of its transition plan.  The Company does not expect the impact of this transition to have a material impact on its consolidated financial statements.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 - UNAUDITED

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2023:
Investment securities available for sale:
Collateralized mortgage obligations	$8,511	$—	$8,511	$—
Agency mortgage-backed securities	7,157	—	7,157	—
Municipal bonds	47,520	—	47,520	—
SBA securities	16,819	—	16,819	—
Beneficial interests in FHLMC securitization	6,830	—	—	6,830
Corporate bonds	123,243	—	123,243	—
U.S. Treasury	1,244	1,244	—	—
Investment in equity securities	9,758	—	—	9,758
Total assets at fair value on a recurring basis	$221,082	$1,244	$203,250	$16,588

December 31, 2022:
Investment securities available for sale:
Collateralized mortgage obligations	$8,615	$—	$8,615	$—
Agency mortgage-backed securities	7,576	—	7,576	—
Municipal bonds	46,790	—	46,790	—
SBA securities	18,955	—	18,955	—
Beneficial interests in FHLMC securitization	7,981	—	—	7,981
Corporate bonds	135,013	—	135,013	—
U.S. Treasury	1,228	1,228	—	—
Investment in equity securities	9,767	—	—	9,767
Total assets at fair value on a recurring basis	$235,925	$1,228	$216,949	$17,748

The decrease in Level 3 assets from December 31, 2022 was primarily due to $0.3 million in securitization paydowns and $0.8 million in provisions for credit losses in the first three months of 2023.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3. The total collateral dependent impaired Level 3 loans were $37.5 million and $47.2 million at March 31, 2023 and

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 - UNAUDITED

December 31, 2022, respectively. There were no specific reserves related to these loans at March 31, 2023 and December 31, 2022.

Real Estate Owned. The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of March 31, 2023 included prepayment rates ranging from 20% to 30% and a discount rate of 10%.

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

Investment Securities Available for Sale. Investment securities available for sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 - UNAUDITED

values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon external third party models, and management judgment and evaluation for valuation. Level 1 investment securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 investment securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Investment securities classified as Level 3 include beneficial interests in FHLMC securitizations. Significant assumptions in the valuation of these Level 3 securities as of March 31, 2023 and December 31, 2022 included prepayment rates ranging from 35% to 34% and discount rates ranging from 8.92% to 10.0%.

Investment in Equity Securities. The fair value on investment in equity securities is the carrying amount and is  evaluated for impairment on an annual basis.

Investment in Federal Home Loan Bank Stock. The Bank is a member of the Federal Home Loan Bank (the “FHLB”). As a member, we are required to own stock of the FHLB, the amount of which is based primarily on the level of our borrowings from this institution. The fair value of the stock is equal to the carrying amount, is classified as restricted securities and is periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 - UNAUDITED

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
March 31, 2023:
Assets:
Cash and cash equivalents	$1,317,129	$1,317,129	$—	$—	$1,317,129
Securities AFS, net	211,324	1,244	203,250	6,830	211,324
Securities HTM	847,036	—	766,907	—	766,907
Loans, net	10,638,708	—	—	10,302,070	10,302,070
Investment in FHLB stock	58,716	—	58,716	—	58,716
Investment in equity securities	9,758	—	—	9,758	9,758
Liabilities:
Deposits	$10,051,706	$7,625,291	$2,409,187	$—	$10,034,478
Borrowings	2,294,600	2,020,000	—	153,121	2,173,121

December 31, 2022:
Assets:
Cash and cash equivalents	$656,494	$656,494	$—	$—	$656,494
Securities AFS, net	226,158	1,228	216,949	7,981	226,158
Securities HTM	862,544		773,061		773,061
Loans, net	10,692,462	—	—	10,354,052	10,354,052
Investment in FHLB stock	25,358	—	25,358	—	25,358
Investment in equity securities	9,767	—	—	9,767	9,767
Liabilities:
Deposits	$10,362,612	$8,483,770	$1,865,502	$—	$10,349,272
Borrowings	1,369,936	1,176,601	—	153,121	1,329,722

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 - UNAUDITED

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
March 31, 2023:
Collateralized mortgage obligations	$9,585	$—	$(1,074)	$—	$8,511
Agency mortgage-backed securities	7,627	—	(470)	—	7,157
Municipal bonds	50,093	1	(2,574)	—	47,520
SBA securities	16,947	2	(130)	—	16,819
Beneficial interests in FHLMC securitization	19,113	110	(105)	(11,315)	7,803
Corporate bonds	138,972	—	(15,729)	(973)	122,270
U.S. Treasury	1,298	3	(57)	—	1,244
Total	$243,635	$116	$(20,139)	$(12,288)	$211,324

December 31, 2022:
Collateralized mortgage obligations	$9,865	$—	$(1,250)	$—	$8,615
Agency mortgage-backed securities	8,161	—	(585)	—	7,576
Municipal bonds	50,232	—	(3,442)	—	46,790
SBA securities	19,090	3	(138)	—	18,955
Beneficial interests in FHLMC securitization	19,415	108	(103)	(11,439)	7,981
Corporate bonds	145,024	—	(10,011)	—	135,013
U.S. Treasury	1,298	1	(71)	—	1,228
Total	$253,085	$112	$(15,600)	$(11,439)	$226,158

As of March 31, 2023, U.S. Treasury securities of $1.2 million included in the table above are pledged as collateral to the States of California and Florida to meet regulatory requirements related to the Bank’s trust operations, $231.9 million of agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitizations agreements entered into from 2018 and 2021.  A total of $184.2 million in securities consisting of SBA securities, collateralized mortgage obligations, agency mortgage-backed securities, and municipal bonds are pledged as collateral for repurchase agreements. A total of $841.6 million in agency mortgage-backed securities, corporate bonds, and loans are pledged as collateral to the Federal Reserve’s discount window from which the Bank may borrow.

The following table provides a summary of the Company’s securities HTM portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
March 31, 2023:
Agency mortgage-backed securities	$847,036	$—	$(80,129)	$—	$766,907
Total	$847,036	$—	$(80,129)	$—	$766,907

December 31, 2022:
Agency mortgage-backed securities	$862,544	$—	$(89,483)	$—	$773,061
Total	$862,544	$—	$(89,483)	$—	$773,061

In 2022, the Company transferred $917 million in securities AFS to securities HTM. The securities were transferred at their amortized cost basis, net of any remaining unrealized gain or loss reported in accumulated other comprehensive income. The related unrealized gain (or loss) of $0.6 million included in other comprehensive income remained in other comprehensive income to be amortized, with an offsetting entry to interest income as a yield adjustment

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 - UNAUDITED

through earnings over the remaining term of the securities. Subsequent to transfer, the ACL on these securities was evaluated under the accounting policy for securities HTM. The securities HTM portfolio consists solely of agency-backed MBS securities in which the Company has reason to believe the credit loss exposure is remote, as these securities are guaranteed by a U.S. government sponsored entity (“GSE”).  As such, the ACL related to the securities HTM portfolio was zero at March 31, 2023 and December 31, 2022, respectively.

We monitor the credit quality of the securities in the investment portfolios by evaluating various quantitative attributes. The credit quality indicators the Company monitors include, but are not limited to, credit ratings of individual securities and the credit rating of government sponsored enterprises that guarantee the securities. Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, that is, those with ratings similar to BBB-/Baa3 or above, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. As of March 31, 2023, all of the Company’s securities were either investment grade or were issued by a U.S. government agency or a U.S. government sponsored enterprise with an investment grade rating.

The tables below indicate the gross unrealized losses and fair values of our securities AFS portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$—	$—	$8,511	$(1,074)	$8,511	$(1,074)
Agency mortgage-backed securities	1,407	(50)	5,750	(420)	7,157	(470)
Municipal bonds	1,796	(15)	42,108	(2,559)	43,904	(2,574)
SBA securities	14,823	(122)	912	(8)	15,735	(130)
Beneficial interests in FHLMC securitization	4,224	(105)	—	—	4,224	(105)
Corporate bonds	52,772	(1,228)	70,472	(14,501)	123,244	(15,729)
U.S. Treasury	—	—	841	(57)	841	(57)
Total temporarily impaired securities	$75,022	$(1,520)	$128,594	$(18,619)	$203,616	$(20,139)

	Securities with Unrealized Loss at December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$2	$—	$8,613	$(1,250)	$8,615	$(1,250)
Agency mortgage-backed securities	6,882	(525)	696	(60)	7,578	(585)
Municipal bonds	44,971	(3,244)	1,819	(198)	46,790	(3,442)
SBA securities	17,237	(137)	121	(1)	17,358	(138)
Beneficial interests in FHLMC securitization	4,217	(103)	—	—	4,217	(103)
Corporate bonds	108,056	(6,476)	26,957	(3,535)	135,013	(10,011)
U.S. Treasury	376	(23)	451	(48)	827	(71)
Total temporarily impaired securities	$181,741	$(10,508)	$38,657	$(5,092)	$220,398	$(15,600)

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 - UNAUDITED

The tables below indicate the gross unrecognized losses and fair values of our securities HTM portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrecognized loss position.

	Securities with Unrecognized Loss at March 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$76,301	$(6,768)	$690,606	$(73,361)	$766,907	$(80,129)
Total temporarily impaired securities	$76,301	$(6,768)	$690,606	$(73,361)	$766,907	$(80,129)

	Securities with Unrecognized Loss at December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$394,619	$(37,418)	$378,442	$(52,065)	$773,061	$(89,483)
Total temporarily impaired securities	$394,619	$(37,418)	$378,442	$(52,065)	$773,061	$(89,483)

The following is a rollforward of the Bank’s allowance for credit losses related to investments for the following periods:

(dollars in thousands)	Total

Three Months Ended March 31, 2023:
Beginning balance	$11,439
Provision for credit losses	849
Balance: March 31, 2023	$12,288

Three Months Ended March 31, 2022:
Beginning balance	$10,399
Provision for credit losses	344
Balance: March 31, 2022	$10,743

Provision for credit losses of $0.8 million and $0.3 million were recorded on the consolidated income statements for the three month periods ended March 31, 2023 and 2022, respectively.

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

For securities AFS in an unrealized loss position, the Company first evaluates whether it intends to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the security amortized cost basis is written down to fair value through income. If neither criteria is met, the Company is required to assess whether the decline in fair value has resulted from credit losses or noncredit-related factors. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 - UNAUDITED

in credit ratings; (iv) payment structure of the security, and (v) the ability of the issuer of the security to make scheduled principal and interest payments. If, after considering these factors, the present value of expected cash flows to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist, the Company records the decline in fair value through other comprehensive income, net of related income tax effects. The Company has made the election to exclude accrued interest receivable on securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.  In March 2023, the Company engaged with an independent third party to perform an analysis of expected credit losses for its municipal and corporate bond securities in order to supplement our own internal review.  The analysis concluded and the Company concurred that seven corporate bond securities were impacted by credit loss totaling $973 thousand, which was recorded against the allowance.

The scheduled maturities of securities AFS and the related weighted average yields were as follows for the periods indicated:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
March 31, 2023
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$569	$9,016	$9,585
Agency mortgage-backed securities	—	5,969	—	1,658	7,627
Municipal bonds	300	9,280	35,064	5,449	50,093
SBA securities	5	1,101	1,108	14,733	16,947
Beneficial interests in FHLMC securitization	—	9,537	—	9,576	19,113
Corporate bonds	—	28,985	104,456	5,531	138,972
U.S. Treasury	—	1,298	—	—	1,298
Total	$305	$56,170	$141,197	$45,963	$243,635
Weighted average yield	0.29%	4.11%	3.43%	4.17%	3.72%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$521	$7,990	$8,511
Agency mortgage-backed securities	—	5,665	—	1,492	7,157
Municipal bonds	300	8,944	33,682	4,594	47,520
SBA securities	5	1,094	1,103	14,617	16,819
Beneficial interests in FHLMC securitization	—	9,537	—	9,581	19,118
Corporate bonds	—	27,970	90,758	4,515	123,243
U.S. Treasury	—	1,244	—	—	1,244
Total	$305	$54,454	$126,064	$42,789	$223,612

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 - UNAUDITED

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2022
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$686	$9,179	$9,865
Agency mortgage-backed securities	—	4,384	2,107	1,670	8,161
Municipal bonds	301	8,002	34,501	7,428	50,232
SBA securities	14	1,402	1,278	16,396	19,090
Beneficial interests in FHLMC securitization	—	9,860	—	9,555	19,415
Corporate bonds	6,006	28,993	104,494	5,531	145,024
U.S. Treasury	—	1,298	—	—	1,298
Total	$6,321	$53,939	$143,066	$49,759	$253,085
Weighted average yield	4.36%	3.96%	3.38%	1.91%	3.24%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$623	$7,992	$8,615
Agency mortgage-backed securities	—	4,133	1,960	1,483	7,576
Municipal bonds	299	7,565	32,690	6,236	46,790
SBA securities	14	1,395	1,272	16,274	18,955
Beneficial interests in FHLMC securitization	—	9,860	—	9,560	19,420
Corporate bonds	6,001	28,022	96,734	4,256	135,013
U.S. Treasury	—	1,228	—	—	1,228
Total	$6,314	$52,203	$133,279	$45,801	$237,597

The scheduled maturities of securities HTM and the related weighted average yields were as follows for the periods indicated:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
March 31, 2023
Amortized Cost:
Agency mortgage-backed securities	$—	$574	$18,925	$827,537	$847,036
Total	$—	$574	$18,925	$827,537	$847,036
Weighted average yield	—%	0.60%	1.22%	2.47%	2.44%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$537	$17,451	$748,919	$766,907
Total	$—	$537	$17,451	$748,919	$766,907

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2022
Amortized Cost:
Agency mortgage-backed securities	$—	$208	$17,689	$844,647	$862,544
Total	$—	$208	$17,689	$844,647	$862,544
Weighted average yield	—%	0.36%	1.12%	2.31%	2.28%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$192	$16,148	$756,721	$773,061
Total	$—	$192	$16,148	$756,721	$773,061

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 - UNAUDITED

NOTE 4: LOANS

The following is a summary of our loans as of:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$5,332,815	$5,341,596
Single family	1,008,657	1,016,498
Total real estate loans secured by residential properties	6,341,472	6,358,094
Commercial properties	1,155,624	1,203,292
Land and construction	166,166	158,565
Total real estate loans	7,663,262	7,719,951
Commercial and industrial loans	2,985,984	2,984,748
Consumer loans	3,862	4,481
Total loans	10,653,108	10,709,180
Premiums, discounts and deferred fees and expenses	16,695	17,013
Total	$10,669,803	$10,726,193

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
March 31, 2023:
Real estate loans:
Residential properties	$20,272	$—	$—	$2,518	$22,790	$6,338,021	$6,360,811
Commercial properties	5,561	—	217	3,969	9,747	1,144,772	1,154,519
Land and construction	521	6,835	—	—	7,356	157,860	165,216
Commercial and industrial loans	1,200	233	2,227	4,694	8,354	2,977,013	2,985,367
Consumer loans	10	—	—	—	10	3,880	3,890
Total	$27,564	$7,068	$2,444	$11,181	$48,257	$10,621,546	$10,669,803

Percentage of total loans	0.26%	0.07%	0.02%	0.10%	0.45%

December 31, 2022:
Real estate loans:
Residential properties	$511	$57	$—	$2,556	$3,124	$6,374,100	$6,377,224
Commercial properties	15,000	946	1,213	4,547	21,706	1,180,357	1,202,063
Land and construction	—	—	—	—	—	157,630	157,630
Commercial and industrial loans	385	1,495	982	3,228	6,090	2,978,668	2,984,758
Consumer loans	—	167	—	—	167	4,351	4,518
Total	$15,896	$2,665	$2,195	$10,331	$31,087	$10,695,106	$10,726,193
Percentage of total loans	0.15%	0.02%	0.02%	0.10%	0.29%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 - UNAUDITED

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
March 31, 2023:
Real estate loans:
Residential properties	$—	$2,518
Commercial properties	—	3,969
Commercial and industrial loans	3,672	1,022
Total	$3,672	$7,509

December 31, 2022:
Real estate loans:
Residential properties	$—	$2,556
Commercial properties	—	4,547
Commercial and industrial loans	2,016	1,212
Total	$2,016	$8,315

The Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023.  The amendments in this ASU eliminate the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty.  The amendments in this ASU were applied prospectively, and therefore, loan modification and charge off information is provided for only those items occurring after the January 1, 2023 adoption date.

Based on the guidance in ASU 2022-02, a loan modification or refinancing results in a new loan if the terms of the new loan are at least as favorable to the lender as the terms with customers with similar collection risks that are not refinancing or restructuring their loans and the modification to the terms of the loan are more than minor.  If a loan modification or refinancing does not result in a new loan, it is classified as a loan modification.

There are additional disclosures for modification of loans with borrowers experiencing financial difficulty that result in a direct change in the timing or amount of contractual cash flows.  The disclosures are applicable to situations where there is interest rate reduction, term extensions, principal forgiveness, other-than-insignificant payment delays, or a combination of any of these items.  The Company had no loan modifications to borrowers experiencing financial difficulties in the first quarter of 2023 and there were no modifications to borrowers experiencing financial difficulties that were outstanding at March 31, 2023.

FASB has provided transition guidance to assist with the implementation of ASU 2022-02.  Per this guidance, FASB expects that for comparative periods presented before adoption, current TDR disclosures should continue to be provided.  As such, the following table presents the loans classified as TDRs by accrual and nonaccrual status as of the comparative period ended December 31, 2022:

	December 31, 2022
(dollars in thousands)	Accrual	Nonaccrual	Total
Residential loans	$—	$—	$—
Commercial real estate loans	929	1,066	1,995
Commercial and industrial loans	166	1,412	1,578
Total	$1,095	$2,478	$3,573

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 - UNAUDITED

NOTE 5: ALLOWANCE FOR CREDIT LOSSES

The following is a rollforward of the allowance for credit losses related to loans for the following periods:

		Provision for
	Beginning	(Reduction of)			Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three Months Ended March 31, 2023:
Real estate loans:
Residential properties	$8,306	$(43)	$—	$—	$8,263
Commercial properties	8,714	(2,732)	(249)	—	5,733
Land and construction	164	152	—	—	316
Commercial and industrial loans	16,521	1,685	(1,752)	306	16,760
Consumer loans	26	(1)	(2)	—	23
Total	$33,731	$(939)	$(2,003)	$306	$31,095

Three Months Ended March 31, 2022:
Real estate loans:
Residential properties	$2,637	$561	$—	$—	$3,198
Commercial properties	17,049	(1,413)	—	—	15,636
Land and construction	1,995	(227)	—	—	1,768
Commercial and industrial loans	11,992	149	(145)	134	12,130
Consumer loans	103	(13)	—	—	90
Total	$33,776	$(943)	$(145)	$134	$32,822

Year Ended December 31, 2022:
Real estate loans:
Residential properties	$2,637	$5,674	$(5)	$—	$8,306
Commercial properties	17,049	(8,335)	—	—	8,714
Land and construction	1,995	(1,831)	—	—	164
Commercial and industrial loans	11,992	4,804	(711)	436	16,521
Consumer loans	103	(73)	(4)	—	26
Total	$33,776	$239	$(720)	$436	$33,731

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 - UNAUDITED

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total
March 31, 2023:
Allowance for credit losses:
Real estate loans:
Residential properties	$62	$8,201	$8,263
Commercial properties	1,044	4,689	5,733
Land and construction	—	316	316
Commercial and industrial loans	1,144	15,616	16,760
Consumer loans	—	23	23
Total	$2,250	$28,845	$31,095
Loans:
Real estate loans:
Residential properties	$3,428	$6,357,383	$6,360,811
Commercial properties	28,197	1,126,322	1,154,519
Land and construction	—	165,216	165,216
Commercial and industrial loans	5,875	2,979,492	2,985,367
Consumer loans	—	3,890	3,890
Total	$37,500	$10,632,303	$10,669,803

December 31, 2022:
Allowance for credit losses:
Real estate loans:
Residential properties	$87	$8,219	$8,306
Commercial properties	1,834	6,880	8,714
Land and construction	—	164	164
Commercial and industrial loans	3,122	13,399	16,521
Consumer loans	—	26	26
Total	$5,043	$28,688	$33,731
Loans:
Real estate loans:
Residential properties	$3,479	$6,373,745	$6,377,224
Commercial properties	34,278	1,167,785	1,202,063
Land and construction	—	157,630	157,630
Commercial and industrial loans	9,397	2,975,361	2,984,758
Consumer loans	—	4,518	4,518
Total	$47,154	$10,679,039	$10,726,193

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

For the Three Months Ended March 31, 2023 - UNAUDITED

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 - UNAUDITED

The following tables present risk categories of loans based on year of origination, as of the periods shown.  In accordance with the adoption of ASU 2022-02 in January 2023, gross charge-off information is disclosed by vintage year (year of origination) on a prospective basis beginning in 2023:

							Revolving
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
March 31, 2023:
Loans secured by real estate:
Residential
Multifamily
Pass	$16,080	$2,398,706	$1,547,733	$793,127	$297,324	$278,675	$—	$5,331,645
Special mention	—	—	—	—	5,637	11,248	—	16,885
Substandard	—	—	—	—	—	—	—	—
Total	$16,080	$2,398,706	$1,547,733	$793,127	$302,961	$289,923	$—	$5,348,530
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Single family
Pass	$9,505	$269,712	$274,013	$95,026	$39,831	$253,304	$67,462	$1,008,853
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	3,398	30	3,428
Total	$9,505	$269,712	$274,013	$95,026	$39,831	$256,702	$67,492	$1,012,281
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$13,589	$221,479	$157,009	$134,635	$85,223	$477,039	$—	$1,088,974
Special mention	—	—	—	2,324	7,040	19,138	—	28,502
Substandard	—	5,864	9,418	698	10,558	10,505	—	37,043
Total	$13,589	$227,343	$166,427	$137,657	$102,821	$506,682	$—	$1,154,519
Gross charge-offs	$—	$—	$—	$—	$—	$249	$—	$249

Land and construction
Pass	$4,205	$41,435	$62,677	$48,764	$842	$7,293	$—	$165,216
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$4,205	$41,435	$62,677	$48,764	$842	$7,293	$—	$165,216
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$52,358	$1,171,201	$317,465	$148,594	$39,128	$31,893	$1,182,534	$2,943,173
Special mention	—	—	20,671	4,739	192	—	4,824	30,426
Substandard	—	—	365	1,900	1,423	1,023	7,057	11,768
Total	$52,358	$1,171,201	$338,501	$155,233	$40,743	$32,916	$1,194,415	$2,985,367
Gross charge-offs	$—	$375	$193	$86	$51	$—	$1,047	$1,752

Consumer
Pass	$10	$7	$1,069	$—	$332	$173	$2,299	$3,890
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$10	$7	$1,069	$—	$332	$173	$2,299	$3,890
Gross charge-offs	$—	$—	$—	$—	$—	$—	$2	$2

Total loans
Pass	$95,747	$4,102,540	$2,359,966	$1,220,146	$462,680	$1,048,377	$1,252,295	$10,541,751
Special mention	—	—	20,671	7,063	12,869	30,386	4,824	75,813
Substandard	—	5,864	9,783	2,598	11,981	14,926	7,087	52,239
Total	$95,747	$4,108,404	$2,390,420	$1,229,807	$487,530	$1,093,689	$1,264,206	$10,669,803
Gross charge-offs	$—	$375	$193	$86	$51	$249	$1,049	$2,003

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 - UNAUDITED

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

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral.  Collateral dependent loans are evaluated individually to determine expected credit losses and any allowance for credit losses (“ACL”) allocation is determined based upon the amount by which amortized costs exceed the estimated fair value of the collateral, adjusted

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 - UNAUDITED

for estimated selling costs (if applicable).  The following table presents the amortized cost basis of collateral dependent loans and the related ACL allocated to these loans as of the dates indicated:

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
March 31, 2023:
Loans secured by real estate:
Residential properties
Single family	$2,415	$—	$—	$2,415	$—
Commercial real estate loans	2,637	—	—	2,637	—
Commercial loans	—	250	—	250	—
Total	$5,052	$250	$—	$5,302	$—

December 31, 2022:
Loans secured by real estate:
Residential properties
Single family	$2,435	$—	$—	$2,435	$—
Commercial real estate loans	3,171	—	—	3,171	—
Commercial loans	—	250	638	888	630
Total	$5,606	$250	$638	$6,494	$630

NOTE 6: GOODWILL AND INTANGIBLES

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired.  Goodwill is deemed to have an indefinite useful life and as such is not subject to amortization and instead is tested for impairment annually unless a triggering event occurs thereby requiring an updated assessment.  Our regular annual impairment assessment occurs in the fourth quarter.  Impairment exists when the carrying value of the goodwill exceeds its fair value.  An impairment loss would be recognized in an amount equal to that excess as a charge to noninterest expense in the consolidated statements of earnings.  The goodwill recorded by the Company was recognized from prior acquisitions and was not considered impaired as of March 31, 2023 and December 31, 2022, respectively.  Goodwill totaled $215.2 million at March 31, 2023 and December 31, 2022, respectively.

Other intangible assets are deemed to have definite useful lives and as such are amortized over their estimated useful lives to their estimated residual values.  Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions and are amortized on an accelerated method over their estimated useful lives, ranging from 7 to 10 years.  At March 31, 2023 and December 31, 2022, core deposit intangible assets totaled $6.2 million and $6.6 million, respectively, and we recognized $0.4 million and $0.5 million in core deposit intangible amortization expense for the three month periods ended March 31, 2023 and March 31, 2022, respectively.

NOTE 7: LOAN SALES AND MORTGAGE SERVICING RIGHTS

The Company retained servicing rights for the majority of the loans sold and recognized mortgage servicing rights in connection with multifamily loan sale transactions that occurred in 2021 and prior.  As of March 31, 2023 and December 31, 2022, mortgage servicing rights were $5.9 million respectively, net of valuation allowances of $0.8 million and $1.4 million, respectively. The amount of loans serviced for others totaled $1.0 billion and $1.1 billion at March 31, 2023 and December 31, 2022, respectively.  Servicing fees collected for the first three months of 2023 and 2022 were $0.6 million and $0.9 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 - UNAUDITED

NOTE 8: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	March 31, 2023		December 31, 2022
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$2,263,412	—	$2,736,691	—
Interest-bearing	2,364,213	3.380%	2,568,850	3.109%
Money market and savings	2,997,666	3.098%	3,178,230	2.373%
Certificates of deposit	2,426,415	4.170%	1,878,841	3.741%
Total	$10,051,706	2.726%	$10,362,612	2.177%

At March 31, 2023, of the $461 million of certificates of deposits of $250,000 or more, $442 million mature within one year and $19 million mature after one year. Of the $2.0 billion of certificates of deposit of less than $250,000, $1.5 billion mature within one year and $480 million mature after one year.  At December 31, 2022, of the $436 million of certificates of deposits of $250,000 or more, $409 million mature within one year and $27 million mature after one year. Of the $1.4 billion of certificates of deposit of less than $250,000, $1.1 billion mature within one year and $345 million mature after one year.

NOTE 9: BORROWINGS

At March 31, 2023, our borrowings consisted of $1.0 billion in overnight and $1.0 billion in short-term FHLB advances at the Bank, $174 million in subordinated notes at FFI, $101 million in repurchase agreements at the Bank, and $20 million of borrowings under a holding company line of credit.  At December 31, 2022 our borrowings consisted of $805 million in overnight FHLB advances at the Bank, $200 million in federal funds purchased at the Bank, $174 million in subordinated notes at FFI, $171 million in repurchase agreements at the Bank, and $20 million of borrowings under a holding company line of credit.

The overnight FHLB advance outstanding at March 31, 2023 was paid in full in early April and bore an interest rate of 5.11%.  The short-term FHLB advance outstanding at March 31, 2023 was paid in full in early April and bore an interest rate of 5.08%.  FHLB advances are collateralized primarily by loans secured by single family, multifamily, and commercial real estate properties with a carrying value of $5.4 billion as of March 31, 2023. The Bank’s total borrowing capacity from the FHLB as of March 31, 2023 was $930 million. The Bank had in place $315 million of letters of credit from the FHLB as of March 31, 2023, which are used to meet collateral requirements for borrowings from the State of California and local agencies.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 - UNAUDITED

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $20 million maturing in February 2024. The loan bears an interest rate of Prime rate, plus 50 basis points (0.50%). FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in the Bank. We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. As of March 31, 2023 and December 31, 2022, FFI was in compliance with the covenants contained in the loan agreement.  As of March 31, 2023 and December 31, 2022, the balance outstanding under this line of credit agreement was $20 million.  The weighted average interest rate paid on borrowings during the three months ended March 31, 2023, and December 31, 2022 was 8.05% and 8.0%, respectively.

The Bank has a secured line of credit with the Federal Reserve Bank of San Francisco under which the Bank pledges collateral in the form of qualifying loans and securities.  As of March 31, 2023, the Bank had secured borrowing capacity of $841.6 million under this agreement.  As of March 31, 2023 and December 31, 2022, there were no balances outstanding.

The Bank has a total of $245 million in borrowing capacity through unsecured federal funds lines, ranging in size from $20 million to $100 million, with five other financial institutions.  At March 31, 2023, there were no balances outstanding under these arrangements.  At December 31, 2022, the Bank had outstanding borrowings with one of the five institutions under these arrangements totaling $100 million and an additional $100 million outstanding separate from these agreements with the same financial institution.  The total $200 million outstanding at December 31, 2022 were in the form of federal funds purchased and were paid in full in early March, 2023.

The repurchase agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability.  The investment securities underlying these agreements remain in the Company’s securities AFS portfolio.  As of March 31, 2023 and December 31, 2022, the repurchase agreements are collateralized by investment securities with a fair value of approximately $184.2 million and $186.3 million, respectively.

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

	Three Months Ended		Three Months Ended
	March 31, 2023		March 31, 2022
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted
Net income	$8,496	$8,496	$30,836	$30,836
Basic common shares outstanding	56,376,669	56,376,669	56,465,855	56,465,855
Effect of options, restricted stock and contingent shares issuable		33,747		99,990
Diluted common shares outstanding		56,410,416		56,565,845
Earnings per share	$0.15	$0.15	$0.55	$0.55

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2023 - UNAUDITED

NOTE 11: SEGMENT REPORTING

For the three months ended March 31, 2023 and 2022, the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The reportable segments are determined by products and services offered and the corporate structure.  Business segment earnings before taxes are the primary measure of the segment’s performance as evaluated by management.  Business segment earnings before taxes include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations.  Allocations of corporate expenses, such as finance and accounting, data processing and human resources are calculated based on estimated activity or usage levels.  The management accounting process measures the performance of the operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies.  If the management structures and/or the allocation process changes, allocations, transfers, and assignments may change.  The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Three Months Ended March 31, 2023:
Interest income	$137,000	$—	$—	$137,000
Interest expense	76,449	—	1,796	78,245
Net interest income	60,551	—	(1,796)	58,755
Provision for credit losses	417	—	—	417
Noninterest income	4,801	7,291	(394)	11,698
Noninterest expense	51,645	6,065	1,630	59,340
Income (loss) before taxes on income	13,290	1,226	(3,820)	10,696
Taxes on income	2,947	364	(1,111)	2,200
Net income (loss)	$10,343	$862	$(2,709)	$8,496

Three Months Ended March 31, 2022:
Interest income	$79,144	$—	$—	$79,144
Interest expense	3,413	—	1,237	4,650
Net interest income	75,731	—	(1,237)	74,494
Provision for credit losses	(792)	—	—	(792)
Noninterest income	7,531	8,345	(449)	15,427
Noninterest expense	40,101	6,644	873	47,618
Income (loss) before taxes on income	43,953	1,701	(2,559)	43,095
Taxes on income	12,715	493	(949)	12,259
Net income (loss)	$31,238	$1,208	$(1,610)	$30,836

NOTE 12: SUBSEQUENT EVENTS

Cash Dividend

On April 27, 2023, the Board of Directors of the Company declared a quarterly cash dividend of $0.02 per common share to be paid on May 19, 2023 to shareholders of record as of the close of business on May 8, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the three months ended March 31, 2023 as compared to our results of operations in the three months ended March 31, 2022; and our financial condition at March 31, 2023 as compared to our financial condition at December 31, 2022. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2022, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (as amended “2022 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 and amended on May 1, 2023.

Forward-Looking Statements

Statements contained in this report that are not historical facts or that discuss our expectations, beliefs or views regarding our future financial performance or future financial condition, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “forecast” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Such forward-looking statements are based on current information that is available to us, and on assumptions that we make, about future events or economic or financial conditions or trends over which we do not have control. In addition, our businesses and the markets in which we operate are subject to a number of risks and uncertainties. As a result of those risks and uncertainties, our actual financial results in the future could differ, possibly materially, from those expressed in or implied by the forward-looking statements contained in this report and could cause us to make changes to our future plans.

The principal risks and uncertainties to which our businesses are subject are discussed in this Item 2 and under the heading “Risk Factors” in our 2022 10-K and Item 1A of Part II of this report. Therefore, you are urged to read not only the information contained in this Item 2, but also the risk factors and other cautionary information contained under the heading “Risk Factors” in our 2022 10-K and in Item 1A of Part II of this report, which qualify the forward-looking statements contained in this report.

Also, our actual results in the future may differ from those currently expected due to additional risks and uncertainties of which we are not currently aware or which we do not currently view as, but in the future may become, material to our business or operating results.  Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about our future financial performance based solely on our historical financial performance.  We also disclaim any obligation to update forward-looking statements contained in this report or in our 2022 10-K, except as may otherwise be required by applicable law or government regulations.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and accounting practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make estimates and assumptions regarding circumstances or trends that could materially affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, or other unanticipated events were to occur that might affect our operations, we may be required under GAAP to adjust our earlier estimates and to reduce the carrying values of the affected assets on our balance sheet, generally by means of charges against income, which could also affect our results of operations in the fiscal periods when those charges are recognized. Management has identified our most critical accounting policies and accounting estimates as:  allowance for credit losses – investment securities, allowance for credit losses – loans, deferred income taxes, and business combinations.

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

For securities AFS in an unrealized loss position, the Company first evaluates whether it intends to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the security amortized cost basis is written down to fair value through income. If neither criteria is met, the Company is required to assess whether the decline in fair value has resulted from credit losses or noncredit-related factors. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security; and (v) the ability of the issuer of the security to make scheduled principal and interest payments. If, after considering these factors, the present value of expected cash flows to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist, the Company records the decline in fair value through other comprehensive income, net of related income tax effects. The Company has made the election to exclude accrued interest receivable on securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. See Note 3, Securities, for additional information related to the Company’s allowance for credit losses on securities AFS.

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

Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (collectively “tax benefits”) that we believe will be available to us to offset or reduce income taxes in future periods. Under applicable federal and state income tax laws and regulations, tax benefits related to tax loss carryforwards will expire if they cannot be used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset related to tax loss carryforwards to reduce income taxes in the future depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then we would establish a valuation allowance to reduce the deferred tax asset on our balance sheet to the amount with respect to which we believe it is still more likely than not that we will be able to use to offset or reduce taxes in the future. The establishment of such a valuation allowance, or any increase in an existing valuation allowance, would be effectuated through a charge to the provision for income taxes or a reduction in any income tax credit for the period in which such valuation allowance is established or increased.

Business Combinations. We account for business combinations under the acquisition method of accounting, as required by Accounting Standards Codification (“ASC”) 805, Business Combinations.  The acquired assets, assumed liabilities and identifiable intangible assets are recorded at their respective acquisition date fair values. Goodwill is recorded based on the excess of the purchase price over the fair value of the net assets and other identifiable intangible assets acquired. Goodwill generated from business combinations are not subject to amortization and instead are tested for impairment annually, unless a triggering event occurs, which would require an updated assessment. Certain costs associated with business combinations are expensed as incurred.

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

Overview and Recent Developments

At March 31, 2023, the Company had total assets of $13.6 billion, including $10.6 billion of total loans, net of deferred fees and allowance for credit losses, $1.3 billion of cash and cash equivalents, $0.8 billion in investment securities held-to-maturity, and $0.2 billion in investment securities available-for-sale.  This compares to total assets of $13.0 billion, including $10.7 billion of total loans, net of deferred fees and allowance for credit losses, $0.7 billion of cash and cash equivalents, $0.9 billion in investment securities held-to-maturity, and $0.2 billion in investment securities available-for-sale at December 31, 2022.  Cash and cash equivalents, representing approximately 10% of total assets at March 31, 2023, largely accounted for the overall increase in total assets as the Company further increased its on-balance sheet liquidity.

At March 31, 2023, the Company had total liabilities of $12.5 billion, including $10.1 billion in deposits and $2.3 billion in borrowings.  This compares to total liabilities of $11.9 billion, including $10.4 billion in deposits and $1.4 billion in borrowings at December 31, 2022.  The $0.6 billion increase in total liabilities is due to a $0.9 billion increase in borrowings offset by a $0.3 billion decrease in deposits.  The increase in borrowings was primarily due to the addition of $1.2 billion in FHLB advances offset by a $200 million paydown of fed funds balances outstanding.  Funds were utilized to increase on-balance sheet liquidity.  The decrease in deposits was the result of deposit outflows largely occurring after the announced closures of Silicon Valley Bank and Signature Bank in mid-March, 2023.  Deposit inflows and outflows normalized at the end of March, 2023, and the Bank is back to a normalized deposit pattern.

At March 31, 2023, the Company had total shareholders’ equity of $1.1 billion, unchanged from the amount at December 31, 2022.  During the three months ended March 31, 2023, shareholder’s equity activity included $8.5 million in net income offset by $6.2 million in fourth quarter 2022 dividends paid to shareholders, and $2.6 million decrease in other comprehensive income (loss) due to net unrealized losses on investment securities arising during the period.

On April 27, 2023, the Board of Directors declared a quarterly cash dividend of $0.02 per common share to be paid on May 19, 2023 to shareholders of record as of the close of business on May 8, 2023.

Results of Operations

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, gains on sales of loans, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of assets under management (“AUM”). The largest component of noninterest expense is compensation and benefit costs, which accounted for 43% of the total combined noninterest expense for Banking and Wealth Management in the three months ended March 31, 2023.

The following table shows key operating results for each of our business segments for the quarter ended March 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2023:
Interest income	$137,000	$—	$—	$137,000
Interest expense	76,449	—	1,796	78,245
Net interest income	60,551	—	(1,796)	58,755
Provision for credit losses	417	—	—	417
Noninterest income	4,801	7,291	(394)	11,698
Noninterest expense	51,645	6,065	1,630	59,340
Income (loss) before taxes on income	13,290	1,226	(3,820)	10,696
Taxes on income	2,947	364	(1,111)	2,200
Net income (loss)	$10,343	$862	$(2,709)	$8,496

2022:
Interest income	$79,144	$—	$—	$79,144
Interest expense	3,413	—	1,237	4,650
Net interest income	75,731	—	(1,237)	74,494
Provision for credit losses	(792)	—	—	(792)
Noninterest income	7,531	8,345	(449)	15,427
Noninterest expense	40,101	6,644	873	47,618
Income (loss) before taxes on income	43,953	1,701	(2,559)	43,095
Taxes on income	12,715	493	(949)	12,259
Net income (loss)	$31,238	$1,208	$(1,610)	$30,836

First Quarter of 2023 Compared to First Quarter of 2022

Combined net income for the first quarter of 2023 was $8.5 million, compared to $30.8 million for the first quarter of 2022.  Combined net income before taxes for the first quarter of 2023 was $10.7 million, compared to $43.1 million for the first quarter of 2022.  The $32.4 million decrease in combined net income before taxes from the year-ago quarter was primarily due to a decrease in net income before taxes in the Banking segment of $30.7 million, resulting primarily from a decrease in net interest income of $15.2 million, a decrease in noninterest income of $2.7 million,  and an increase in noninterest expense of $11.5 million.  Net interest income, noninterest income, and noninterest expense are discussed in more detail in the tables that follow.  The decrease in Wealth Management net income before taxes of $0.5 million was due to a $1.1 million decrease in asset management fee income, classified as part of noninterest income, offset by a $0.6 million decrease in noninterest expense.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the estimated losses inherent in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us.  For the quarter ended March 31, 2023, we recorded provision for credit losses of $0.4 million, compared to a reversal of provision for credit losses in the amount of $0.8 million for the year-ago quarter.  The provision for credit losses for the quarter ended March 31, 2023, was due to a net increase in investment portfolio credit losses which were offset by decreases in loan portfolio credit losses.  The decrease in provision for credit losses in the year-ago quarter was a result of improvement in the economic outlook at that time.  For the quarter ended March 31, 2023, we recorded net charge-offs of $1.7 million, compared to $11,000 in the year-ago quarter.

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

	Three Months Ended March 31:
	2023			2022
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$10,691,615	$120,643	4.54%	$7,529,037	$72,027	3.84%
Securities AFS	247,931	2,307	3.72%	1,197,859	6,360	2.12%
Securities HTM	852,459	4,584	2.15%	—	—	—%
Cash, FHLB stock, and fed funds	955,668	9,466	4.02%	1,212,777	757	0.25%
Total interest-earning assets	12,747,673	137,000	4.32%	9,939,673	79,144	3.19%
Noninterest-earning assets:
Nonperforming assets	11,420			10,124
Other	483,452			449,275
Total assets	$13,242,545			$10,399,072
Interest-bearing liabilities:
Demand deposits	$2,572,870	$19,386	3.06%	$2,359,334	$1,051	0.18%
Money market and savings	3,206,690	21,551	2.73%	2,611,007	1,872	0.29%
Certificates of deposit	2,132,298	21,203	4.03%	654,279	435	0.27%
Total interest-bearing deposits	7,911,858	62,140	3.19%	5,624,620	3,358	0.24%
Borrowings	1,390,068	16,105	4.70%	301,236	1,292	1.74%
Total interest-bearing liabilities	9,301,926	78,245	3.41%	5,925,856	4,650	0.32%
Noninterest-bearing liabilities:
Demand deposits	2,672,409			3,315,139
Other liabilities	133,280			94,484
Total liabilities	12,107,615			9,335,479
Shareholders’ equity	1,134,930			1,063,593
Total liabilities and equity	$13,242,545			$10,399,072
Net Interest Income		$58,755			$74,494
Net Interest Rate Spread			0.91%			2.87%
Net Interest Margin			1.83%			3.00%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. Variances attributable to both rate and volume changes, calculated by multiplying the change in rates by the change in average balances, have been allocated to the rate variance. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the three months ended March 31, 2023, as compared to the three months ended March 31, 2022:

	Three Months Ended
	March 31, 2023 vs. 2022
	Increase (Decrease) due to
(dollars in thousands)	Volume	Rate	Total
Interest earned on:
Loans	$34,019	$14,597	$48,616
Securities AFS	(4,743)	2,107	(2,636)
Securities HTM	2,834	333	3,167
Cash, FHLB stock, and fed funds	(196)	8,904	8,708
Total interest-earning assets	31,914	25,941	57,855
Interest paid on:
Demand deposits	104	18,231	18,335
Money market and savings	523	19,155	19,678
Certificates of deposit	2,892	17,876	20,768
Borrowings	10,070	4,744	14,814
Total interest-bearing liabilities	13,589	60,006	73,595
Net interest income	$18,325	$(34,065)	$(15,740)

Net interest income was $58.8 million for the first quarter of 2023, compared to $74.5 million for the first quarter of 2022. Interest income increased to $137 million for the first quarter of 2023 compared to $79.1 million for first quarter of 2022. The increase in interest income was due to increases in both average interest-earning asset balances as well as average yields earned on such balances. Average interest-earning asset balances increased to $12.7 billion for the quarter ended March 31, 2023, compared to $9.9 billion for the quarter ended March 31, 2022. Yields on interest-earning assets averaged 4.32% for the first quarter of 2023, compared to 3.19% for the first quarter of 2022. Interest expense was $78.2 million for the first quarter of 2023, compared to $4.7 million for the first quarter of 2022. The increase in interest expense was due to increases in both average interest-bearing liability balances as well as average rates paid on such balances. Average interest-bearing liability balances, consisting of interest-bearing deposits and borrowings, increased to $9.3 billion for the quarter ended March 31, 2023, compared to $5.9 billion for the quarter ended March 31, 2022. Rates on interest-bearing liability balances averaged 3.41% for the first quarter of 2023, compared to 0.32% for the first quarter of 2022.

The 1.13% increase in average yield earned on interest-earning assets was offset by a 3.09% increase in average rate paid on interest-bearing liability balances, resulting in a contraction of net interest margin (“NIM”) for the quarter ended March 31, 2023.  NIM was 1.83% for the first quarter of 2023 compared to 3.0% for the first quarter of 2022.  The contraction of NIM is reflective of the interest rate environment over the past year, which has seen the Federal Reserve increase the benchmark federal funds rate by 4.75% in the past year in efforts to cool inflation.  This has negatively impacted NIM as short-term interest rate increases more immediately affect the rates we pay on both our interest-bearing deposit accounts and our borrowings.  Average borrowings outstanding for the quarter ended March 31, 2023 were $1.4 billion compared to $0.3 billion for the quarter ended March 31, 2022.  The additional borrowings were utilized to increase on-balance sheet liquidity, notably in the wake of banking industry events that followed the announced closure of Silicon Valley Bank and Signature Bank in mid-March 2023.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, and gains and losses from capital market activities and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the three months ended March 31, 2023 and 2022:

(dollars in thousands)	2023	2022

Three Months Ended March 31:
Trust fees	$1,719	$2,108
Loan related fees	1,861	2,562
Deposit charges	501	644
Gain on sale leaseback	—	1,123
Consulting fees	88	95
Other	632	999
Total noninterest income	$4,801	$7,531

Noninterest income in Banking was $4.8 million for the first quarter of 2023, compared to $7.5 million for the first quarter of 2022.  The $2.7 million decrease in noninterest income was due primarily to a $1.1 million gain on a sale leaseback transaction recorded in the year-ago quarter, a $0.4 million decrease in trust fees, a $0.8 million decrease in deposit charges and loan related fees, and a $0.4 million decrease in other noninterest income.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the three months ended March 31, 2023 and 2022:

(dollars in thousands)	2023	2022
Noninterest income	$7,291	$8,345

Noninterest income for Wealth Management was $7.3 million for the first quarter of 2023, compared to $8.3 million for the first quarter of 2022.  The $1.1 million decrease in noninterest income was due primarily to lower levels of billable AUM in the quarter as total AUM decreased to $5.2 billion at March 31, 2023 from $5.5 billion in the year-ago quarter.

The following table summarizes the activity in our AUM for the periods indicated:

		Existing account
	Beginning	Additions/	New
(dollars in thousands)	Balance	Withdrawals	Accounts	Terminations	Performance	Ending balance
Three Months Ended March 31, 2023:
Fixed income	$1,699,554	$653,734	$19,341	$(12,558)	$202,521	$2,562,592
Equities	2,383,268	(575,301)	28,684	(6,483)	51,175	1,881,343
Cash and other	902,455	(173,349)	38,333	(5,895)	23,414	784,958
Total	$4,985,277	$(94,916)	$86,358	$(24,936)	$277,110	$5,228,893

Year Ended December 31, 2022:
Fixed income	$1,303,760	$451,841	$154,827	$(30,428)	$(180,446)	$1,699,554
Equities	3,330,639	(87,881)	108,003	(78,785)	(888,708)	2,383,268
Cash and other	1,046,206	(422,405)	305,747	(58,248)	31,155	902,455
Total	$5,680,605	$(58,445)	$568,577	$(167,461)	$(1,037,999)	$4,985,277

The $243.6 million increase in AUM during the first quarter of 2023 was the net result of $86.4 million of new accounts, $277.1 million of portfolio gains, and terminations and net withdrawals of $119.9 million.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2023	2022	2023	2022

Three Months Ended March 31:
Compensation and benefits	$20,260	$24,276	$4,560	$5,212
Occupancy and depreciation	8,403	8,113	494	454
Professional services and marketing	2,664	2,343	804	815
Customer service costs	16,715	1,788	—	—
Other expenses	3,603	3,581	207	163
Total noninterest expense	$51,645	$40,101	$6,065	$6,644

Noninterest expense in Banking was $51.6 million for the first quarter of 2023, compared to $40.1 million for the first quarter of 2022.  The $11.5 million increase in noninterest expense in Banking was largely due to a $14.9 million increase in customer service cost, offset by a $4.0 million decrease in compensation and benefits.  The increase in customer service costs was due to higher earnings credits paid on deposit balances earning such credits.  The decrease in compensation and benefit costs was primarily due to decreased staffing levels during the first quarter of 2023, compared to levels during the first quarter of 2022.  Average quarterly Banking full-time equivalents (“FTEs”) were 601.8 for the first quarter of 2023, compared to 623.6 for the first quarter of 2022.  The reduction in staffing occurred in two rounds within the first quarter and largely impacted those employees in the lending and credit areas, as efforts continued to optimize the workforce in the face of slowing loan growth.

Noninterest expense in Wealth Management was $6.1 million for the first quarter of 2023, compared to $6.6 million for the first quarter of 2022.  The $0.5 million decrease in noninterest expense in Wealth Management was largely due to a $0.6 million decrease in compensation and benefits.  The decrease in compensation and benefit costs was primarily due to a decrease in commission expense resulting from a fewer number of new accounts compared to the year-ago quarter.  Average quarterly Wealth Management FTEs remained relatively constant at 66.4 for the first quarter of 2023, compared to 65.8 for the first quarter of 2022.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
March 31, 2023:
Cash and cash equivalents	$1,316,877	$15,345	$(15,093)	$1,317,129
Securities AFS, net	211,324	—	—	211,324
Securities HTM	847,036	—	—	847,036
Loans, net	10,638,708	—	—	10,638,708
Premises and equipment	37,155	239	136	37,530
Investment in FHLB stock	58,716	—	—	58,716
Deferred taxes	20,777	61	1,925	22,763
Real estate owned ("REO")	6,210	—	—	6,210
Goodwill and intangibles	221,401	—	—	221,401
Other assets	227,706	470	27,191	255,367
Total assets	$13,585,910	$16,115	$14,159	$13,616,184

Deposits	$10,079,753	$—	$(28,047)	$10,051,706
Borrowings	2,101,249	—	193,351	2,294,600
Intercompany balances	2,356	586	(2,942)	—
Accounts payable and other liabilities	121,598	2,481	12,061	136,140
Shareholders’ equity	1,280,954	13,048	(160,264)	1,133,738
Total liabilities and equity	$13,585,910	$16,115	$14,159	$13,616,184

December 31, 2022:
Cash and cash equivalents	$656,247	$16,757	$(16,510)	$656,494
Securities AFS, net	226,158	—	—	226,158
Securities HTM	862,544	—	—	862,544
Loans, net	10,692,462	—	—	10,692,462
Premises and equipment	35,788	216	136	36,140
Investment in FHLB stock	25,358	—	—	25,358
Deferred taxes	19,671	78	4,449	24,198
Real estate owned ("REO")	6,210	—	—	6,210
Goodwill and intangibles	221,835	—	—	221,835
Other assets	233,621	428	28,731	262,780
Total assets	$12,979,894	$17,479	$16,806	$13,014,179

Deposits	$10,403,205	$—	$(40,593)	$10,362,612
Borrowings	1,176,601	—	193,335	1,369,936
Intercompany balances	1,001	971	(1,972)	—
Accounts payable and other liabilities	125,254	4,392	17,607	147,253
Shareholders’ equity	1,273,833	12,116	(151,571)	1,134,378
Total liabilities and equity	$12,979,894	$17,479	$16,806	$13,014,179

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets.

During the three months ended March 31, 2023, total assets increased by $602 million primarily due to a $660 million increase in cash and cash equivalents.  Cash and cash equivalents represented approximately 10% of total assets for the quarter ended March 31, 2023, and the increase in such balances is consistent with strategic efforts to increase on-balance sheet liquidity, notably in the wake of banking industry events that followed the announced closure of Silicon

Valley Bank and Signature Bank in mid-March 2023.  Loans, net decreased $54 million, the result of $481 million in loan fundings for the quarter offset by loan payoffs of $535 million in the quarter.  Combined investment securities (AFS and HTM) balance of $1.1 billion was unchanged compared to December 31, 2022.  Deposits decreased $311 million, the result of outflows experienced after the mid-March 2023 closures of Silicon Valley Bank and Signature Bank.  Borrowings increased $925 million and consisted primarily of the addition of $1.2 billion in FHLB advances offset by $200 million paydown of fed funds balances outstanding at the end of the previous quarter.  The additional borrowings for the quarter-ended March 31, 2023 were utilized to increase on-balance sheet liquidity, as noted previously.

Cash and cash equivalents. Cash and cash equivalents, consist primarily of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds. Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings.  Cash and cash equivalents increased by $660 million during the three months ended March 31, 2023, compared to December 31, 2022 due to strategic efforts to increase on-balance sheet liquidity, notably in the wake of banking industry events that followed the announced closure of Silicon Valley Bank and Signature Bank in mid-March 2023.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
March 31, 2023:
Collateralized mortgage obligations	$9,585	$—	$(1,074)	$—	$8,511
Agency mortgage-backed securities	7,627	—	(470)	—	7,157
Municipal bonds	50,093	1	(2,574)	—	47,520
SBA securities	16,947	2	(130)	—	16,819
Beneficial interests in FHLMC securitization	19,113	110	(105)	(11,315)	7,803
Corporate bonds	138,972	—	(15,729)	(973)	122,270
U.S. Treasury	1,298	3	(57)	—	1,244
Total	$243,635	$116	$(20,139)	$(12,288)	$211,324

December 31, 2022:
Collateralized mortgage obligations	$9,865	$—	$(1,250)	$—	$8,615
Agency mortgage-backed securities	8,161	—	(585)	—	7,576
Municipal bonds	50,232	—	(3,442)	—	46,790
SBA securities	19,090	3	(138)	—	18,955
Beneficial interest in FHLMC securitization	19,415	108	(103)	(11,439)	7,981
Corporate bonds	145,024	—	(10,011)	—	135,013
U.S. Treasury	1,298	1	(71)	—	1,228
Total	$253,085	$112	$(15,600)	$(11,439)	$226,158

As of March 31, 2023, U.S. Treasury securities of $1.2 million included in the table above are pledged as collateral to the States of California and Florida to meet regulatory requirements related to the Bank’s trust operations, $231.9 million of agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitizations agreements entered into from 2018 and 2021.  A total of $184.2 million in securities consisting of SBA securities, collateralized mortgage obligations, agency mortgage-backed securities, and municipal bonds are pledged as collateral for repurchase agreements. A total of $841.6 million in agency mortgage-backed securities, corporate bonds, and loans are pledged as collateral to the Federal Reserve’s discount window from which the Bank may borrow.

Excluding allowance for credit losses, the decrease in AFS securities in the first three months of 2023 was due primarily to principal payments and increases in the gross unrealized losses on the securities.  There were no purchases of investment securities or other additions to the portfolio during the quarter ended March 31, 2023.

Securities held to maturity. The following table provides a summary of the Company’s HTM securities portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
March 31, 2023:
Agency mortgage-backed securities	$847,036	$—	$(80,129)	$—	$766,907
Total	$847,036	$—	$(80,129)	$—	$766,907

December 31, 2022:
Agency mortgage-backed securities	$862,544	$—	$(89,483)	$—	$773,061
Total	$862,544	$—	$(89,483)	$—	$773,061

The decrease in HTM securities in the first three months of 2023 was due to principal payments received.  There were no purchases of investment securities or other additions to the portfolio during the quarter ended March 31, 2023.

The scheduled maturities of securities AFS, as well as the related weighted average yield, are as follows, as of March 31, 2023:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$569	$9,016	$9,585
Agency mortgage-backed securities	—	5,969	—	1,658	7,627
Municipal bonds	300	9,280	35,064	5,449	50,093
SBA securities	5	1,101	1,108	14,733	16,947
Beneficial interests in FHLMC securitization	—	9,537	—	9,576	19,113
Corporate bonds	—	28,985	104,456	5,531	138,972
U.S. Treasury	—	1,298	—	—	1,298
Total	$305	$56,170	$141,197	$45,963	$243,635
Weighted average yield	0.29%	4.11%	3.43%	4.17%	3.72%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$521	$7,990	$8,511
Agency mortgage-backed securities	—	5,665	—	1,492	7,157
Municipal bonds	300	8,944	33,682	4,594	47,520
SBA securities	5	1,094	1,103	14,617	16,819
Beneficial interests in FHLMC securitization	—	9,537	—	9,581	19,118
Corporate bonds	—	27,970	90,758	4,515	123,243
U.S. Treasury	—	1,244	—	—	1,244
Total	$305	$54,454	$126,064	$42,789	$223,612

The scheduled maturities of securities HTM, and the related weighted average yield is as follows, as of March 31, 2023:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
March 31, 2023
Amortized Cost:
Agency mortgage-backed securities	$—	$574	$18,925	$827,537	$847,036
Total	$—	$574	$18,925	$827,537	$847,036
Weighted average yield	—%	0.60%	1.22%	2.47%	2.44%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$537	$17,451	$748,919	$766,907
Total	$—	$537	$17,451	$748,919	$766,907

Loans. The following table sets forth our loans, by loan category, as of:

	March 31,	December 31,
(dollars in thousands)	2023	2022
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$5,332,815	$5,341,596
Single family	1,008,657	1,016,498
Total real estate loans secured by residential properties	6,341,472	6,358,094
Commercial properties	1,155,624	1,203,292
Land and construction	166,166	158,565
Total real estate loans	7,663,262	7,719,951
Commercial and industrial loans	2,985,984	2,984,748
Consumer loans	3,862	4,481
Total loans	10,653,108	10,709,180
Premiums, discounts and deferred fees and expenses	16,695	17,013
Total	$10,669,803	$10,726,193

Loans decreased $56 million, the result of $481 million in loan fundings for the quarter offset by loan payoffs of $535 million in the quarter.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	March 31, 2023		December 31, 2022
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$2,263,412	—	$2,736,691	—
Interest-bearing	2,364,213	3.380%	2,568,850	3.109%
Money market and savings	2,997,666	3.098%	3,178,230	2.373%
Certificates of deposit	2,426,415	4.170%	1,878,841	3.741%
Total	$10,051,706	2.726%	$10,362,612	2.177%

During the first three months of 2023, our deposit rates have moved in a manner consistent with overall deposit market rates and market rates continue to rise as a result of the actions taken by the Federal Reserve.  The weighted average rate of our interest-bearing deposits increased from 2.96% at December 31, 2022, to 3.52% at March 31, 2023 due to rising short-term interest rates during the period, while the weighted average interest rates of total deposits increased from 2.18% at December 31, 2022 to 2.73% at March 31, 2023.

From time to time, the Bank will utilize brokered deposits as a source of funding.  As of March 31, 2023, the Bank held $1.9 billion of deposits, consisting of certificates of deposit, which are classified as brokered deposits.

The deposits held by the Bank are insured by the FDIC’s Deposit Insurance Fund (the “DIF”), up to applicable limits.  The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor.  As of March 31, 2023, approximately 85% of the Bank’s deposit accounts were insured.

The maturities of our certificates of deposit of $100,000 or more were as follows as of March 31, 2023:

(dollars in thousands)
3 months or less	$741,600
Over 3 months through 6 months	347,861
Over 6 months through 12 months	776,938
Over 12 months	491,956
Total	$2,358,355

Borrowings.  At March 31, 2023, our borrowings consisted of $1.0 billion in overnight and $1.0 billion in short-term FHLB advances at the Bank, $174 million in subordinated notes at FFI, $101 million in repurchase agreements at the Bank, and $20 million of borrowings under a holding company line of credit.  At December 31, 2022 our borrowings consisted of $805 million in overnight FHLB advances at the Bank, $200 million in federal funds purchased at the Bank, $174 million in subordinated notes at FFI, $171 million in repurchase agreements at the Bank, and $20 million of borrowings under a holding company line of credit.

The average balance of borrowings and the weighted average interest rate on such borrowings was $1.39 billion and 4.70%, respectively for the quarter ended March 31, 2023.  The average balance of borrowings and the weighted average interest rate on such borrowings was $1.54 billion and 3.79%, respectively for the quarter ended December 31, 2022.

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

			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
March 31, 2023:
Real estate loans:
Residential properties	$20,272	$—	$—	$2,518	$22,790	$6,338,021	$6,360,811
Commercial properties	5,561	—	217	3,969	9,747	1,144,772	1,154,519
Land and construction	521	6,835	—	—	7,356	157,860	165,216
Commercial and industrial loans	1,200	233	2,227	4,694	8,354	2,977,013	2,985,367
Consumer loans	10	—	—	—	10	3,880	3,890
Total	$27,564	$7,068	$2,444	$11,181	$48,257	$10,621,546	$10,669,803
Percentage of total loans	0.26%	0.07%	0.02%	0.10%	0.45%

December 31, 2022:
Real estate loans:
Residential properties	$511	$57	$—	$2,556	$3,124	$6,374,100	$6,377,224
Commercial properties	15,000	946	1,213	4,547	21,706	1,180,357	1,202,063
Land and construction	—	—	—	—	—	157,630	157,630
Commercial and industrial loans	385	1,495	982	3,228	6,090	2,978,668	2,984,758
Consumer loans	—	167	—	—	167	4,351	4,518
Total	$15,896	$2,665	$2,195	$10,331	$31,087	$10,695,106	$10,726,193
Percentage of total loans	0.15%	0.02%	0.02%	0.10%	0.29%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
March 31, 2023
Real estate loans:
Residential properties	$—	$2,518
Commercial properties	—	3,969
Commercial and industrial loans	3,672	1,022
Total	$3,672	$7,509

December 31, 2022
Real estate loans:
Residential properties	$—	$2,556
Commercial properties	—	4,547
Commercial and industrial loans	2,016	1,212
Total	$2,016	$8,315

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans for the periods indicated:

		Provision for
	Beginning	(Reduction of)			Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended March 31, 2023:
Real estate loans:
Residential properties	$8,306	$(43)	$—	$—	$8,263
Commercial properties	8,714	(2,732)	(249)	—	5,733
Land and construction	164	152	—	—	316
Commercial and industrial loans	16,521	1,685	(1,752)	306	16,760
Consumer loans	26	(1)	(2)	—	23
Total	$33,731	$(939)	$(2,003)	$306	$31,095

Three months ended March 31, 2022:
Real estate loans:
Residential properties	$2,637	$561	$—	$—	$3,198
Commercial properties	17,049	(1,413)	—	—	15,636
Land and construction	1,995	(227)	—	—	1,768
Commercial and industrial loans	11,992	149	(145)	134	12,130
Consumer loans	103	(13)	—	—	90
Total	$33,776	$(943)	$(145)	$134	$32,822

Year ended December 31, 2022:
Real estate loans:
Residential properties	$2,637	$5,674	$(5)	$—	$8,306
Commercial properties	17,049	(8,335)	—	—	8,714
Land and construction	1,995	(1,831)	—	—	164
Commercial and industrial loans	11,992	4,804	(711)	436	16,521
Consumer loans	103	(73)	(4)	—	26
Total	$33,776	$239	$(720)	$436	$33,731

On January 1, 2020, we adopted a new accounting standard, commonly referred to as “CECL”, which replaces the “incurred loss” approach with an “expected loss” model over the life of the loan, as further described in Note 1 Summary of Significant Accounting Policies of the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022.  The allowance for credit losses for loans totaled $31.1 million as of March 31, 2023, compared to $32.8 million as of March 31, 2022, and $33.7 million as of December 31, 2022.  Our ACL for loans represented 0.29% of total loans outstanding as of March 31, 2023 compared to 0.31% of total loans outstanding as of December 31, 2022.  The ACL for loans decreased $2.6 million as of March 31, 2023 compared to December 31, 2022.  Activity for the three months ended March 31, 2023 included a reduction in provision for credit losses of $0.9 million, charge-offs of $2.0 million, and recoveries of $0.3 million.  The reduction in provision for credit losses was due to a decrease in the aggregate reserve for purchased credit deteriorated (“PCD”) loans due to updated valuations.

Under the CECL methodology, for which our ACL for loans is based, estimates of expected credit losses over the life of a loan are determined and utilized considering the effect of various major factors.  The major factors considered in evaluating losses are historical chargeoff experience, delinquency rates, local and national economic conditions, the borrower’s ability to repay the loan and timing of repayments, and the value of any related collateral.  Management’s estimate of fair value of the collateral considers current and anticipated future real estate market conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations in the future.  Provisions to credit losses are charged to operations based on management’s evaluation of estimated losses in its loan portfolio.

In addition, the FDIC and the California Department of Financial Protection and Innovation, as an integral part of their examination processes, periodically review the adequacy of our ACL. These agencies may require us to make additional provisions for credit losses, over and above the provisions that we have already made, the effect of which would be to reduce our income.

The following table presents the balance in the ACL and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total

March 31, 2023:
Allowance for credit losses:
Real estate loans:
Residential properties	$62	$8,201	$8,263
Commercial properties	1,044	4,689	5,733
Land and construction	—	316	316
Commercial and industrial loans	1,144	15,616	16,760
Consumer loans	—	23	23
Total	$2,250	$28,845	$31,095
Loans:
Real estate loans:
Residential properties	$3,428	$6,357,383	$6,360,811
Commercial properties	28,197	1,126,322	1,154,519
Land and construction	—	165,216	165,216
Commercial and industrial loans	5,875	2,979,492	2,985,367
Consumer loans	—	3,890	3,890
Total	$37,500	$10,632,303	$10,669,803

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total
December 31, 2022:
Allowance for credit losses:
Real estate loans:
Residential properties	$87	$8,219	$8,306
Commercial properties	1,834	6,880	8,714
Land and construction	—	164	164
Commercial and industrial loans	3,122	13,399	16,521
Consumer loans	—	26	26
Total	$5,043	$28,688	$33,731
Loans:
Real estate loans:
Residential properties	$3,479	$6,373,745	$6,377,224
Commercial properties	34,278	1,167,785	1,202,063
Land and construction	—	157,630	157,630
Commercial and industrial loans	9,397	2,975,361	2,984,758
Consumer loans	—	4,518	4,518
Total	$47,154	$10,679,039	$10,726,193

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances, federal funds purchased, and proceeds from borrowings and sales of FFI common stock. The remaining balances of the Company’s lines of credit available to draw down totaled $2.0 billion at March 31, 2023.

Cash Flows Provided by Operating Activities. During the quarter ended March 31, 2023, operating activities provided net cash of $9.4 million, primarily due to net income of $8.5 million.  During the quarter ended March 31, 2022, operating activities provided net cash of $40.3 million, primarily due to net income of $31 million and a net decrease of $5 million in other assets.

Cash Flows Used in Investing Activities. During the quarter ended March 31, 2023, investing activities provided net cash of $44 million, primarily due to a $54 million net decrease in loans, $25 million in cash received in principal collection and maturities of securities, offset by $33 million in purchases of FHLB stock. During the quarter ended March 31, 2022, investing activities used net cash of $483 million, primarily due to a $491 million net increase in loans, and $83 million in purchases of securities AFS, offset partially by $88 million in cash received in principal collection and maturities of securities.

Cash Flows Provided by Financing Activities. During the quarter ended March 31, 2023, financing activities provided net cash of $607 million, consisting primarily of a net increase of $995 million in FHLB and other advances offset by a decrease of $311 million in deposits, a $70 million net decrease in repurchase agreements, and $6 million in dividends paid.  During the quarter ended March 31, 2022, financing activities provided net cash of $253 million, consisting primarily of a net increase of $146 million in deposits and a $148 million net increase in subordinated debt, offset partially by $19 million net paydowns in our line of credit, $6 million in dividends paid, and a $13 million net decrease in repurchase agreements.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2023 and December 31, 2022, the loan-to-deposit ratios at FFB were 106.1% and 103.5%, respectively.  The loan to deposit ratio measured 100.3% for the first quarter 2023 when calculated based on the average balances of loans and deposits for the quarter opposed to measuring such balances as of the last day of the quarter.  This is more reflective of the actual management of the portfolios during the entire quarter, particularly in the wake of the banking industry events that followed the announced closure of Silicon Valley Bank and Signature Bank in mid-March, 2023.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of March 31, 2023:

(dollars in thousands)
Commitments to fund new loans	$2,140
Commitments to fund under existing loans, lines of credit	1,369,440
Commitments under standby letters of credit	25,321

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of

March 31, 2023, FFB was obligated on $315 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $300 million of deposits from the State of California.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
March 31, 2023:
CET1 capital ratio	$933,163	9.31%	$451,263	4.50%
Tier 1 leverage ratio	933,163	7.16%	521,678	4.00%
Tier 1 risk-based capital ratio	933,163	9.31%	601,683	6.00%
Total risk-based capital ratio	1,146,984	11.44%	802,245	8.00%

December 31, 2022:
CET1 capital ratio	$931,125	9.18%	$456,603	4.50%
Tier 1 leverage ratio	931,125	7.44%	500,327	4.00%
Tier 1 risk-based capital ratio	931,125	9.18%	608,804	6.00%
Total risk-based capital ratio	1,145,765	11.29%	811,739	8.00%

FFB
March 31, 2023:
CET1 capital ratio	$1,080,468	10.82%	$449,370	4.50%	$649,089	6.50%
Tier 1 leverage ratio	1,080,468	8.31%	520,330	4.00%	650,413	5.00%
Tier 1 risk-based capital ratio	1,080,468	10.82%	599,159	6.00%	798,879	8.00%
Total risk-based capital ratio	1,120,938	11.23%	798,879	8.00%	998,599	10.00%

December 31, 2022:
CET1 capital ratio	$1,070,648	10.60%	$454,655	4.50%	$656,724	6.50%
Tier 1 leverage ratio	1,070,648	8.59%	498,725	4.00%	623,400	5.00%
Tier 1 risk-based capital ratio	1,070,648	10.60%	606,207	6.00%	808,276	8.00%
Total risk-based capital ratio	1,111,952	11.01%	808,276	8.00%	1,010,345	10.00%

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

As of March 31, 2023, FFI had $31 million of available liquidity as well as a revolving line of credit and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

As of March 31, 2023, the amount of capital at FFB in excess of amounts required to be well capitalized for purposes of the prompt corrective action regulations was $431 million for the CET1 capital ratio, $430 million for the Tier 1 Leverage Ratio, $282 million for the Tier 1 risk-based capital ratio and $122 million for the Total risk-based capital ratio.

On April 27, 2023, the Board of Directors declared a quarterly cash dividend of $0.02 per common share to be paid on May 19, 2023, to shareholders of record as of the close of business on May 8, 2023. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2022. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve month period. We paid $24.8 million in dividends ($0.44 per share) in 2022.

We had no material commitments for capital expenditures as of March 31, 2023. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the section titled Asset and Liability Management: Interest Rate Risk in our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission on February 28, 2023 and amended on May 1, 2023. There have been no material changes to our quantitative and qualitative disclosures about market risk since December 31, 2022.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2023, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1A.RISK FACTORS

We disclosed certain risks and uncertainties that we face under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2022, which we filed with the SEC on February 28, 2023 and amended on May 1, 2023.  The information presented below provides an update to, and should be read in conjunction with, the risk factors and other information contained in our 2022 Form 10-K.

Adverse developments affecting the banking industry have eroded customer confidence in the banking system and could have a material effect on our operations and/or stock price.

The recent high-profile failures of several depository institutions have generated significant market volatility among publicly traded bank holding companies.  These developments have negatively impacted customer confidence in the safety and soundness of some regional and community banks.  As a result, we face the risk that customers may choose to maintain deposits or trust assets with larger financial institutions or invest in short-term fixed income securities instead of bank deposits, any of which could materially and adversely impact our liquidity, cost of funding, capital, and results of operations.  Media reports about other depository institutions, the financial services industry generally or us could exacerbate liquidity concerns.  In addition, concerns about the banking industry’s operating environment and the public trading prices of bank holding companies are often correlated, particularly during times of financial stress, which could adversely impact the trading price of our stock.

If we are required to sell securities to meet liquidity needs, we could realize significant losses.

As a result of increases in interest rates over the last year, the market values of previously issued government and other debt securities have declined significantly, resulting in unrealized losses in our securities portfolio.  While we do not expect or intend to sell these securities, if we were required to sell these securities to meet liquidity needs, we may incur significant losses, which could impair our capital and financial condition and adversely affect our results of operations.  Further, while we have taken actions to maximize our sources of liquidity, there is no guarantee that such sources will be available or sufficient in the event of sudden liquidity needs.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2022, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company may repurchase up to $75 million of its common stock.  This plan has no stated expiration date. This stock repurchase program replaces and supersedes the stock repurchase program approved by the Board of Directors on October 30, 2018, which had authorized the Company to repurchase up to 2,200,000 shares of its common stock, and which no additional shares were repurchased during the quarter ended March 31, 2023.

ITEM 6.EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2022.

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

31.1(1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC.

Dated: May 9, 2023	By:	/s/ AMY DJOU
AMY DJOU
Executive Vice President and Interim Chief Financial Officer

S-1