Form 10-Q
period 2023-06-30
First Foundation Inc.
filed 2023-08-08
CIK 1413837

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 3, 2023, the registrant had 56,443,774 shares of common stock, $0.001 par value per share, outstanding.

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2023

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Cash and cash equivalents	$926,081	$656,494

Securities available-for-sale ("AFS")	209,298	237,597
Securities held-to-maturity ("HTM")	814,661	862,544
Allowance for credit losses - investments	(8,535)	(11,439)
Net securities	1,015,424	1,088,702

Loans held for investment	10,585,201	10,726,193
Allowance for credit losses - loans	(31,485)	(33,731)
Net loans	10,553,716	10,692,462

Investment in FHLB stock	19,485	25,358
Deferred taxes	23,187	24,198
Premises and equipment, net	36,584	36,141
Real estate owned ("REO")	6,210	6,210
Goodwill and intangibles	5,730	221,835
Other assets	254,137	262,779
Total Assets	$12,840,554	$13,014,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$10,806,986	$10,362,612
Borrowings	975,541	1,369,936
Accounts payable and other liabilities	142,493	147,253
Total Liabilities	11,925,020	11,879,801

Shareholders’ Equity
Common Stock	56	56
Additional paid-in-capital	719,779	719,606
Retained earnings	215,540	426,659
Accumulated other comprehensive loss	(19,841)	(11,943)
Total Shareholders’ Equity	915,534	1,134,378
Total Liabilities and Shareholders’ Equity	$12,840,554	$13,014,179

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Interest income:
Loans	$123,471	$82,032	$244,114	$154,059
Securities	6,772	6,621	13,663	12,981
FHLB Stock, fed funds sold and interest-bearing deposits	15,085	1,318	24,551	2,075
Total interest income	145,328	89,971	282,328	169,115

Interest expense:
Deposits	72,932	6,340	135,072	9,698
Borrowings	23,412	1,826	39,517	3,118
Total interest expense	96,344	8,166	174,589	12,816

Net interest income	48,984	81,805	107,739	156,299

Provision (reversal) for credit losses	887	173	1,304	(619)

Net interest income after provision for credit losses	48,097	81,632	106,435	156,918

Noninterest income:
Asset management, consulting and other fees	9,016	9,893	17,812	20,090
Other income	3,063	3,507	5,965	8,737
Total noninterest income	12,079	13,400	23,777	28,827

Noninterest expense:
Compensation and benefits	21,026	27,634	46,312	57,455
Occupancy and depreciation	9,181	8,814	18,078	17,381
Professional services and marketing costs	3,642	3,030	7,937	6,447
Customer service costs	19,004	4,611	35,719	6,399
Goodwill impairment	215,252	—	215,252	—
Other expenses	4,659	4,716	8,806	8,741
Total noninterest expense	272,764	48,805	332,104	96,423

(Loss) income before income taxes	(212,588)	46,227	(201,892)	89,322
Income tax (benefit) expense	(300)	12,911	1,900	25,170
Net (loss) income	$(212,288)	$33,316	$(203,792)	$64,152

Net (loss) income per share:
Basic	$(3.76)	$0.59	$(3.61)	$1.14
Diluted	$(3.76)	$0.59	$(3.61)	$1.13
Shares used in computation:
Basic	56,430,813	56,471,470	56,403,891	56,468,678
Diluted	56,430,813	56,519,669	56,403,891	56,543,492

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
	Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2022	56,325,242	$56	$719,606	$426,659	$(11,943)	$1,134,378
Net loss	—	—	—	(203,792)	—	(203,792)
Other comprehensive loss	—	—	—	—	(7,898)	(7,898)
Stock based compensation	—	—	550	—	—	550
Cash dividend	—			(7,327)		(7,327)
Issuance of common stock:
Exercise of options	19,500	—	157	—	—	157
Stock grants – vesting of restricted stock units	133,386	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(35,058)		(534)			(534)
Balance: June 30, 2023	56,443,070	$56	$719,779	$215,540	$(19,841)	$915,534

Balance: March 31, 2023	56,424,276	$56	$719,261	$428,956	$(14,535)	$1,133,738
Net loss	—	—	—	(212,288)	—	(212,288)
Other comprehensive loss	—	—	—	—	(5,306)	(5,306)
Stock based compensation	—	—	518	—	—	518
Cash dividend	—	—	—	(1,128)	—	(1,128)
Issuance of common stock:
Stock grants – vesting of restricted stock units	18,794	—	—	—	—	—
Balance: June 30, 2023	56,443,070	$56	$719,779	$215,540	$(19,841)	$915,534

Balance: December 31, 2021	56,432,070	$56	$720,744	$340,976	$2,275	$1,064,051
Net income	—	—	—	64,152	—	64,152
Other comprehensive loss	—	—	—	—	(11,348)	(11,348)
Stock based compensation	—	—	2,037	—	—	2,037
Cash dividend	—	—	—	(12,424)	—	(12,424)
Issuance of common stock:
Exercise of options	2,000	—	18	—	—	18
Stock grants – vesting of restricted stock units	133,374	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(42,947)	—	(1,120)	—	—	(1,120)
Stock repurchase	(137,583)	—	(2,457)	—	—	(2,457)
Balance: June 30, 2022	56,386,914	$56	$719,222	$392,704	$(9,073)	$1,102,909

Balance: March 31, 2022	56,514,168	$57	$720,846	$365,604	$(3,932)	$1,082,575
Net income	—	—	—	33,316	—	33,316
Other comprehensive loss	—	—	—	—	(5,141)	(5,141)
Stock based compensation	—	—	833	—	—	833
Cash dividend	—	—	—	(6,216)	—	(6,216)
Issuance of common stock:	—	—
Stock grants – vesting of restricted stock units	10,674	(1)	—	—	—	(1)
Repurchase of shares from restricted shares vesting	(345)	—	—	—	—	—
Stock repurchase	(137,583)	—	(2,457)	—	—	(2,457)
Balance: June 30, 2022	56,386,914	$56	$719,222	$392,704	$(9,073)	$1,102,909

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net (loss) income	$(212,288)	$33,316	$(203,792)	$64,152
Other comprehensive loss:
Unrealized holding losses on securities arising during the period	(8,423)	(7,095)	(13,932)	(15,170)
Credit loss expense	504	483	1,477	827
Other comprehensive loss before tax	(7,919)	(6,612)	(12,455)	(14,343)
Income tax benefit related to items of other comprehensive loss	2,613	1,471	4,557	2,995
Other comprehensive loss	(5,306)	(5,141)	(7,898)	(11,348)
Total comprehensive (loss) income	$(217,594)	$28,175	$(211,690)	$52,804

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Six Months Ended
	June 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(203,792)	$64,152
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	215,252	—
Provision for credit losses - loans	237	(1,446)
Provision for credit losses - securities AFS	1,067	827
Stock–based compensation expense	550	2,037
Depreciation and amortization	2,157	2,019
Deferred tax expense	4,654	1,941
Amortization of premium (discount) on securities	(53)	1,677
Amortization of core deposit intangible	853	999
Amortization of mortgage servicing rights - net	1,155	1,070
Amortization of OCI - securities transfer to HTM	914	(591)
Valuation allowance on mortgage servicing rights - net	(979)	(319)
(Increase) decrease in other assets	9,485	(6,482)
Increase (decrease) in accounts payable and other liabilities	(6,092)	4,476
Net cash provided by operating activities	25,408	70,360
Cash Flows from Investing Activities:
Net decrease (increase) in loans	137,902	(2,016,119)
Purchase of premises and equipment	(2,603)	(3,523)
Disposals of premises and equipment	—	3,388
Recovery of allowance for credit losses	920	298
Purchases of securities AFS	—	(398)
Purchases of securities HTM	—	(171,852)
Maturities of securities AFS	11,488	18,524
Maturities of securities HTM	48,322	156,811
Sale of FHLB and FRB stock, net	5,873	999
Net cash provided by (used in) investing activities	201,902	(2,011,872)
Cash Flows from Financing Activities:
Increase in deposits	444,375	726,784
Net (decrease) increase in FHLB & other advances	(295,000)	149,000
Line of credit net change – borrowings, net	—	(18,500)
Net increase in subordinated debt	32	147,608
Net increase (decrease) in repurchase agreements	(99,426)	5,493
Gain on sale leaseback	—	(1,123)
Dividends paid	(7,327)	(12,424)
Proceeds from exercise of stock options	157	18
Repurchase of stock	(534)	(3,577)
Net cash provided by financing activities	42,277	993,279
Increase (decrease) in cash and cash equivalents	269,587	(948,233)
Cash and cash equivalents at beginning of year	656,494	1,121,757
Cash and cash equivalents at end of period	$926,081	$173,524
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$—	$22,500
Interest	142,628	10,563
Noncash transactions:
Transfer of securities from available-for-sale to held-to-maturity	—	916,777
Goodwill acquisition adjustment	—	1,623
Right of use lease assets and liabilities recognized	1,019	5,428
Chargeoffs against allowance for credit losses - loans	3,090	145
Chargeoffs against allowance for credit losses - securities	3,971	—

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

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

The accompanying unaudited consolidated financial statements include the accounts of the Company as of June 30, 2023 and December 31, 2022, and for the six months ended June 30, 2023 and 2022, and include all information and footnotes required for interim financial reporting presentation.  All intercompany accounts and transactions have been eliminated in consolidation. The results for the 2023 interim periods are not necessarily indicative of the results expected for the full year.  These financial statements assume that readers have read the most recent Annual Report on Form 10-K filed with the SEC which contains the latest available audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022.

Significant Accounting Policies

The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry.  We have not made any changes in our significant accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

New Accounting Pronouncements

On January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures”. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors and provides amendments to ASU 2016-13, “Financial Instruments – Credit Losses on Financial Instruments” by enhancing existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. These disclosures are presented within Note 4: “Loans” in the accompanying unaudited financial statements.  ASU 2022-02 also requires that entities disclose current-period gross write-offs by year of origination for financing receivables within the scope of Subtopic 326-20. This information is presented as part of the disclosure for risk categories of loans based on year of origination within Note 5: ‘‘Allowance for Credit Losses’’ in the accompanying unaudited financial statements.

In March 2020, the Financial Accounting Standards Board (“FASB”) issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides optional guidance for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022.  The Company has permanently ceased originating any new loans or entering into any transaction that would increase its LIBOR-based exposure.  For all new variable-rate loans and transactions, the Company primarily offers Prime, SOFR, and other indices as the variable-rate index.  All variable rate loans tied to LIBOR will index to Prime, SOFR, or other indices at the next loan reset date.  This transition did not have a material impact on the consolidated financial statements.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2023:
Investment securities available for sale:
Collateralized mortgage obligations	$8,095	$—	$8,095	$—
Agency mortgage-backed securities	6,571	—	6,571	—
Municipal bonds	46,295	—	46,295	—
SBA securities	15,715	—	15,715	—
Beneficial interests in FHLMC securitization	7,599	—	—	7,599
Corporate bonds	115,262	—	115,262	—
U.S. Treasury	1,226	1,226	—	—
Investment in equity securities	9,774	—	—	9,774
Total assets at fair value on a recurring basis	$210,537	$1,226	$191,938	$17,373

December 31, 2022:
Investment securities available for sale:
Collateralized mortgage obligations	$8,615	$—	$8,615	$—
Agency mortgage-backed securities	7,576	—	7,576	—
Municipal bonds	46,790	—	46,790	—
SBA securities	18,955	—	18,955	—
Beneficial interests in FHLMC securitization	7,981	—	—	7,981
Corporate bonds	135,013	—	135,013	—
U.S. Treasury	1,228	1,228	—	—
Investment in equity securities	9,767	—	—	9,767
Total assets at fair value on a recurring basis	$235,925	$1,228	$216,949	$17,748

The decrease in Level 3 assets from December 31, 2022 was primarily due to securitization paydowns and the write-off of several interest-only strip securities in the year to date period ended June 30, 2023.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3. The total amortized cost basis of collateral dependent loans was $5.2 million and $6.5 million at June 30, 2023 and

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

December 31, 2022, respectively.  Specific reserves related to these loans totaled $0 and $0.6 million at June 30, 2023 and December 31, 2022, respectively.

Real Estate Owned. The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of June 30, 2023 included prepayment rates ranging from 20% to 30% and a discount rate of 10%.  Mortgage servicing rights net of valuation allowance totaled $5.7 million and $5.9 million at June 30, 2023 and December 31, 2022, respectively and is classified as a component of other assets in the accompanying balance sheets.

Fair Value of Financial Instruments

FASB Accounting Standards Codification (“ASC”) 825-10, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate such value. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis are discussed above. The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies and are based on the exit price notion set forth by ASU 2016-01. In cases where quoted market prices are not available, fair values are based on estimates using present value or other market value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, could not be realized in immediate settlement of the instrument. The aggregate fair value amounts presented below do not represent the underlying value of the Company.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

Investment Securities.  Investment securities are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon external third party models, and management judgment and evaluation for valuation. Level 1 investment securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 investment securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Investment securities classified as Level 3 include beneficial interests in FHLMC securitizations. Significant assumptions in the valuation of these Level 3 securities as of June 30, 2023 and December 31, 2022 included prepayment rates ranging from 30% to 45% and discount rates ranging from 7.69% to 10.0%.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
June 30, 2023:
Assets:
Cash and cash equivalents	$926,081	$926,081	$—	$—	$926,081
Securities AFS, net	200,763	1,226	191,938	7,599	200,763
Securities HTM	814,661	—	724,108	—	724,108
Loans, net	10,553,716	—	—	10,225,043	10,225,043
Investment in FHLB stock	19,485	—	19,485	—	19,485
Investment in equity securities	9,774	—	—	9,774	9,774
Liabilities:
Deposits	$10,806,986	$8,037,546	$2,758,363	$—	$10,795,909
Borrowings	975,541	730,000	—	131,407	861,407

December 31, 2022:
Assets:
Cash and cash equivalents	$656,494	$656,494	$—	$—	$656,494
Securities AFS, net	226,158	1,228	216,949	7,981	226,158
Securities HTM	862,544		773,061		773,061
Loans, net	10,692,462	—	—	10,354,052	10,354,052
Investment in FHLB stock	25,358	—	25,358	—	25,358
Investment in equity securities	9,767	—	—	9,767	9,767
Liabilities:
Deposits	$10,362,612	$8,483,770	$1,865,502	$—	$10,349,272
Borrowings	1,369,936	1,176,601	—	153,121	1,329,722

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
June 30, 2023:
Collateralized mortgage obligations	$9,463	$—	$(1,368)	$—	$8,095
Agency mortgage-backed securities	7,107	—	(536)	—	6,571
Municipal bonds	49,684	—	(3,389)	—	46,295
SBA securities	15,833	3	(121)	—	15,715
Beneficial interests in FHLMC securitization	14,921	97	(361)	(7,058)	7,599
Corporate bonds	138,934	—	(22,195)	(1,477)	115,262
U.S. Treasury	1,298	—	(72)	—	1,226
Total	$237,240	$100	$(28,042)	$(8,535)	$200,763

December 31, 2022:
Collateralized mortgage obligations	$9,865	$—	$(1,250)	$—	$8,615
Agency mortgage-backed securities	8,161	—	(585)	—	7,576
Municipal bonds	50,232	—	(3,442)	—	46,790
SBA securities	19,090	3	(138)	—	18,955
Beneficial interests in FHLMC securitization	19,415	108	(103)	(11,439)	7,981
Corporate bonds	145,024	—	(10,011)	—	135,013
U.S. Treasury	1,298	1	(71)	—	1,228
Total	$253,085	$112	$(15,600)	$(11,439)	$226,158

As of June 30, 2023, U.S. Treasury securities of $1.2 million included in the table above are pledged as collateral to the States of California and Florida to meet regulatory requirements related to the Bank’s trust operations, and $226.6 million of agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitizations agreements entered into from 2018 and 2021.  A total of $59.6 million in SBA and agency mortgage-backed securities are pledged as collateral for repurchase agreements. A total of $900.6 million in SBA and agency mortgage-backed securities, corporate and municipal bonds, and loans are pledged as collateral to the Federal Reserve’s discount window and bank term funding program from which the Bank may borrow.

The following table provides a summary of the Company’s securities HTM portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
June 30, 2023:
Agency mortgage-backed securities	$814,661	$—	$(90,553)	$—	$724,108
Total	$814,661	$—	$(90,553)	$—	$724,108

December 31, 2022:
Agency mortgage-backed securities	$862,544	$—	$(89,483)	$—	$773,061
Total	$862,544	$—	$(89,483)	$—	$773,061

In 2022, the Company transferred $917 million in securities AFS to securities HTM. The securities were transferred at their amortized cost basis, net of any remaining unrealized gain or loss reported in accumulated other comprehensive income. The related unrealized gain (or loss) of $0.6 million included in other comprehensive income

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

remained in other comprehensive income to be amortized, with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities. Subsequent to transfer, the ACL on these securities was evaluated under the accounting policy for securities HTM. The securities HTM portfolio consists solely of agency-backed MBS securities in which the Company has reason to believe the credit loss exposure is remote, as these securities are guaranteed by a U.S. government sponsored entity (“GSE”).  As such, the ACL related to the securities HTM portfolio was zero at June 30, 2023 and December 31, 2022, respectively.

We monitor the credit quality of the securities in the investment portfolios by evaluating various quantitative attributes. The credit quality indicators the Company monitors include, but are not limited to, credit ratings of individual securities and the credit rating of government sponsored enterprises that guarantee the securities. Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. As of June 30, 2023, all of the Company’s securities were either investment grade or were issued by a U.S. government agency or a U.S. government sponsored enterprise with an investment grade rating.

The tables below indicate the gross unrealized losses and fair values of our investments AFS, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$—	$—	$8,095	$(1,368)	$8,095	$(1,368)
Agency mortgage-backed securities	—	—	6,569	(536)	6,569	(536)
Municipal bonds	3,561	(62)	40,924	(3,327)	44,485	(3,389)
SBA securities	13,842	(114)	738	(7)	14,580	(121)
Beneficial interests in FHLMC securitization	4,038	(361)	—	—	4,038	(361)
Corporate bonds	14,133	(867)	102,606	(21,328)	116,739	(22,195)
U.S. Treasury	396	(4)	831	(68)	1,227	(72)
Total temporarily impaired securities	$35,970	$(1,408)	$159,763	$(26,634)	$195,733	$(28,042)

	Securities with Unrealized Loss at December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$2	$—	$8,613	$(1,250)	$8,615	$(1,250)
Agency mortgage-backed securities	6,882	(525)	696	(60)	7,578	(585)
Municipal bonds	44,971	(3,244)	1,819	(198)	46,790	(3,442)
SBA securities	17,237	(137)	121	(1)	17,358	(138)
Beneficial interests in FHLMC securitization	4,217	(103)	—	—	4,217	(103)
Corporate bonds	108,056	(6,476)	26,957	(3,535)	135,013	(10,011)
U.S. Treasury	376	(23)	451	(48)	827	(71)
Total temporarily impaired securities	$181,741	$(10,508)	$38,657	$(5,092)	$220,398	$(15,600)

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

For the Six Months Ended June 30, 2023 - UNAUDITED

The tables below indicate the gross unrecognized losses and fair values of our securities HTM portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrecognized loss position.

	Securities with Unrecognized Loss at June 30, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$—	$—	$724,108	$(90,553)	$724,108	$(90,553)
Total temporarily impaired securities	$—	$—	$724,108	$(90,553)	$724,108	$(90,553)

	Securities with Unrecognized Loss at December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$394,619	$(37,418)	$378,442	$(52,065)	$773,061	$(89,483)
Total temporarily impaired securities	$394,619	$(37,418)	$378,442	$(52,065)	$773,061	$(89,483)

The following is a rollforward of the Company’s allowance for credit losses related to investments for the following periods:

	Beginning	Provision (Reversal)			Ending
(dollars in thousands)	Balance	for Credit Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2023:
Municipal bonds	$—	$—	$—	$—	$—
Beneficial interests in FHLMC securitization	11,315	(286)	(3,971)	—	7,058
Corporate bonds	973	504	—	—	1,477
Total	$12,288	$218	$(3,971)	$—	$8,535

Six Months Ended June 30, 2023:
Municipal bonds	$—	$—	$—	$—	$—
Beneficial interests in FHLMC securitization	11,439	(410)	(3,971)	—	7,058
Corporate bonds	—	1,477	—	—	1,477
Total	$11,439	$1,067	$(3,971)	$—	$8,535

Year Ended December 31, 2022:
Municipal bonds	$—	$—	$—	$—	$—
Beneficial interests in FHLMC securitization	10,399	1,040	—	—	11,439
Corporate bonds	—	—	—	—	—
Total	$10,399	$1,040	$—	$—	$11,439

During the three and six months ended June 30, 2023, the Company recorded provision for credit losses of $0.2 million and $1.1 million, respectively.  During the three and six months ended June 30, 2023, the Company recorded charge-offs of $4.0 million related to several interest-only strip securities.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

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

For securities AFS in an unrealized loss position, the Company first evaluates whether it intends to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the security amortized cost basis is written down to fair value through income. If neither criteria is met, the Company is required to assess whether the decline in fair value has resulted from credit losses or noncredit-related factors. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security, and (v) the ability of the issuer of the security to make scheduled principal and interest payments. If, after considering these factors, the present value of expected cash flows to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist, the Company records the decline in fair value through other comprehensive income, net of related income tax effects. The Company has made the election to exclude accrued interest receivable on securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. On a quarterly basis, the Company engages with an independent third party to perform an analysis of expected credit losses for its municipal and corporate bond securities in order to supplement our own internal review. The analysis for the quarter-ended June 30, 2023 concluded and the Company concurred that eighteen corporate bond securities were impacted by credit loss totaling $504 thousand which was added to the existing allowance at June 30, 2023.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

The scheduled maturities of securities AFS and the related weighted average yields were as follows for the periods indicated:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
June 30, 2023
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$567	$8,896	$9,463
Agency mortgage-backed securities	—	5,460	—	1,647	7,107
Municipal bonds	—	9,274	35,227	5,183	49,684
SBA securities	3	1,306	665	13,859	15,833
Beneficial interests in FHLMC securitization	—	9,225	—	5,696	14,921
Corporate bonds	5,039	45,437	82,929	5,529	138,934
U.S. Treasury	—	1,298	—	—	1,298
Total	$5,042	$72,000	$119,388	$40,810	$237,240
Weighted average yield	4.72%	5.25%	3.30%	2.49%	3.78%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$509	$7,586	$8,095
Agency mortgage-backed securities	—	5,118	—	1,453	6,571
Municipal bonds	—	8,766	33,309	4,220	46,295
SBA securities	3	1,296	663	13,753	15,715
Beneficial interests in FHLMC securitization	—	9,225	—	5,432	14,657
Corporate bonds	4,789	44,004	63,707	4,239	116,739
U.S. Treasury	—	1,226	—	—	1,226
Total	$4,792	$69,635	$98,188	$36,683	$209,298

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2022
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$686	$9,179	$9,865
Agency mortgage-backed securities	—	4,384	2,107	1,670	8,161
Municipal bonds	301	8,002	34,501	7,428	50,232
SBA securities	14	1,402	1,278	16,396	19,090
Beneficial interests in FHLMC securitization	—	9,860	—	9,555	19,415
Corporate bonds	6,006	28,993	104,494	5,531	145,024
U.S. Treasury	—	1,298	—	—	1,298
Total	$6,321	$53,939	$143,066	$49,759	$253,085
Weighted average yield	4.36%	3.96%	3.38%	1.91%	3.24%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$623	$7,992	$8,615
Agency mortgage-backed securities	—	4,133	1,960	1,483	7,576
Municipal bonds	299	7,565	32,690	6,236	46,790
SBA securities	14	1,395	1,272	16,274	18,955
Beneficial interests in FHLMC securitization	—	9,860	—	9,560	19,420
Corporate bonds	6,001	28,022	96,734	4,256	135,013
U.S. Treasury	—	1,228	—	—	1,228
Total	$6,314	$52,203	$133,279	$45,801	$237,597

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

The scheduled maturities of securities HTM and the related weighted average yields were as follows for the periods indicated:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
June 30, 2023
Amortized Cost:
Agency mortgage-backed securities	$—	$2,077	$16,994	$795,590	$814,661
Total	$—	$2,077	$16,994	$795,590	$814,661
Weighted average yield	—%	0.71%	1.25%	2.00%	1.98%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$1,911	$15,346	$706,851	$724,108
Total	$—	$1,911	$15,346	$706,851	$724,108

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2022
Amortized Cost:
Agency mortgage-backed securities	$—	$208	$17,689	$844,647	$862,544
Total	$—	$208	$17,689	$844,647	$862,544
Weighted average yield	—%	0.36%	1.12%	2.31%	2.28%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$192	$16,148	$756,721	$773,061
Total	$—	$192	$16,148	$756,721	$773,061

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

NOTE 4: LOANS

The following is a summary of our loans as of:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$5,267,048	$5,341,596
Single family	982,779	1,016,498
Total real estate loans secured by residential properties	6,249,827	6,358,094
Commercial properties	1,070,518	1,203,292
Land and construction	159,091	158,565
Total real estate loans	7,479,436	7,719,951
Commercial and industrial loans	3,085,242	2,984,748
Consumer loans	3,591	4,481
Total loans	10,568,269	10,709,180
Premiums, discounts and deferred fees and expenses	16,932	17,013
Total	$10,585,201	$10,726,193

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
June 30, 2023:
Real estate loans:
Residential properties	$416	$—	$—	$3,373	$3,789	$6,265,450	$6,269,239
Commercial properties	2,538	—	92	2,822	5,452	1,064,201	1,069,653
Land and construction	—	—	—	—	—	158,326	158,326
Commercial and industrial loans	544	458	945	3,421	5,368	3,078,982	3,084,350
Consumer loans	162	—	—	10	172	3,461	3,633
Total	$3,660	$458	$1,037	$9,626	$14,781	$10,570,420	$10,585,201

Percentage of total loans	0.03%	0.00%	0.01%	0.09%	0.14%

December 31, 2022:
Real estate loans:
Residential properties	$511	$57	$—	$2,556	$3,124	$6,374,100	$6,377,224
Commercial properties	15,000	946	1,213	4,547	21,706	1,180,357	1,202,063
Land and construction	—	—	—	—	—	157,630	157,630
Commercial and industrial loans	385	1,495	982	3,228	6,090	2,978,668	2,984,758
Consumer loans	—	167	—	—	167	4,351	4,518
Total	$15,896	$2,665	$2,195	$10,331	$31,087	$10,695,106	$10,726,193
Percentage of total loans	0.15%	0.02%	0.02%	0.10%	0.29%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
June 30, 2023:
Real estate loans:
Residential properties	$—	$3,373
Commercial properties	—	2,822
Commercial and industrial loans	1,584	1,837
Consumer loans	—	10
Total	$1,584	$8,042

December 31, 2022:
Real estate loans:
Residential properties	$—	$2,556
Commercial properties	—	4,547
Commercial and industrial loans	2,016	1,212
Total	$2,016	$8,315

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

The following table presents our loan modifications made to borrowers experiencing financial difficulty by type of modification for the six months ended June 30, 2023 with related amortized cost balances, respective percentage share of the total class of loans, and the related financial effect:

	June 30, 2023:
	Payment Deferrals
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	$1,339	0.04%	1 loan with payments deferred for 4 months
Total	$1,339

	Combination
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	$950	0.03%	1 loan with payments deferred for 4 months and term extended by 4 months
Total	$950

	Total
	Amortized Cost Basis	% of Total Class of Loans
Commercial and industrial loans	$2,289	0.07%
Total	$2,289

The following table presents the amortized cost basis of loans that had a payment default since modification during the six months ended June 30, 2023:

	June 30, 2023:
	Payment Deferrals
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	1	$1,339
Total	1	$1,339

	Combination
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	1	$950
Total	1	$950

	Total
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	2	2,289
Total	$2	$2,289

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

The following table presents the payment status of our loan modifications made during the six months ended June 30, 2023:

		30-89 Days	90+ Days
(dollars in thousands)	Current	Past Due	Past Due	Total
June 30, 2023:
Commercial and industrial loans	$—	$2,289	$—	$2,289
Total	$—	$2,289	$—	$2,289

FASB has provided transition guidance to assist with the implementation of ASU 2022-02.  Per this guidance, FASB expects that for comparative periods presented before adoption, current TDR disclosures should continue to be provided.  As such, the following table presents the loans classified as TDRs by accrual and nonaccrual status as of the comparative period ended December 31, 2022:

	December 31, 2022
(dollars in thousands)	Accrual	Nonaccrual	Total
Commercial real estate loans	$929	$1,066	$1,995
Commercial and industrial loans	166	1,412	1,578
Total	$1,095	$2,478	$3,573

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

NOTE 5: ALLOWANCE FOR CREDIT LOSSES

The following is a rollforward of the allowance for credit losses related to loans for the following periods:

		Provision
	Beginning	(Reversal) for			Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three Months Ended June 30, 2023:
Real estate loans:
Residential properties	$8,263	$(29)	$—	$—	$8,234
Commercial properties	5,733	(480)	—	—	5,253
Land and construction	316	(29)	—	—	287
Commercial and industrial loans	16,760	1,404	(1,087)	613	17,690
Consumer loans	23	(3)	—	1	21
Total	$31,095	$863	$(1,087)	$614	$31,485

Six Months Ended June 30, 2023:
Real estate loans:
Residential properties	$8,306	$(72)	$—	$—	$8,234
Commercial properties	8,714	(3,212)	(249)	—	5,253
Land and construction	164	123	—	—	287
Commercial and industrial loans	16,521	3,089	(2,839)	919	17,690
Consumer loans	26	(4)	(2)	1	21
Total	$33,731	$(76)	$(3,090)	$920	$31,485

Year Ended December 31, 2022:
Real estate loans:
Residential properties	$2,637	$5,674	$(5)	$—	$8,306
Commercial properties	17,049	(8,335)	—	—	8,714
Land and construction	1,995	(1,831)	—	—	164
Commercial and industrial loans	11,992	4,804	(711)	436	16,521
Consumer loans	103	(73)	(4)	—	26
Total	$33,776	$239	$(720)	$436	$33,731

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total
June 30, 2023:
Allowance for credit losses:
Real estate loans:
Residential properties	$87	$8,147	$8,234
Commercial properties	1,003	4,250	5,253
Land and construction	—	287	287
Commercial and industrial loans	933	16,757	17,690
Consumer loans	—	21	21
Total	$2,023	$29,462	$31,485
Loans:
Real estate loans:
Residential properties	$4,027	$6,265,212	$6,269,239
Commercial properties	20,848	1,048,805	1,069,653
Land and construction	—	158,326	158,326
Commercial and industrial loans	4,405	3,079,945	3,084,350
Consumer loans	—	3,633	3,633
Total	$29,280	$10,555,921	$10,585,201

December 31, 2022:
Allowance for credit losses:
Real estate loans:
Residential properties	$87	$8,219	$8,306
Commercial properties	1,834	6,880	8,714
Land and construction	—	164	164
Commercial and industrial loans	3,122	13,399	16,521
Consumer loans	—	26	26
Total	$5,043	$28,688	$33,731
Loans:
Real estate loans:
Residential properties	$3,479	$6,373,745	$6,377,224
Commercial properties	34,278	1,167,785	1,202,063
Land and construction	—	157,630	157,630
Commercial and industrial loans	9,397	2,975,361	2,984,758
Consumer loans	—	4,518	4,518
Total	$47,154	$10,679,039	$10,726,193

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

For the Six Months Ended June 30, 2023 - UNAUDITED

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

A loan is considered impaired, when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

							Revolving
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
June 30, 2023:
Loans secured by real estate:
Residential
Multifamily
Pass	$24,008	$2,357,458	$1,545,636	$788,414	$294,891	$257,039	$—	$5,267,446
Special mention	—	—	—	—	5,607	9,664	—	15,271
Substandard	—	—	—	—	—	—	—	—
Total	$24,008	$2,357,458	$1,545,636	$788,414	$300,498	$266,703	$—	$5,282,717
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Single family
Pass	$13,693	$263,133	$269,604	$93,136	$39,094	$242,640	$60,684	$981,984
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	4,242	296	4,538
Total	$13,693	$263,133	$269,604	$93,136	$39,094	$246,882	$60,980	$986,522
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$17,184	$220,262	$148,045	$116,290	$83,375	$437,850	$—	$1,023,006
Special mention	—	—	—	2,308	—	11,544	—	13,852
Substandard	—	5,830	3,496	653	11,575	11,241	—	32,795
Total	$17,184	$226,092	$151,541	$119,251	$94,950	$460,635	$—	$1,069,653
Gross charge-offs	$—	$—	$—	$—	$—	$249	$—	$249

Land and construction
Pass	$11,425	$39,551	$55,505	$43,832	$829	$7,184	$—	$158,326
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$11,425	$39,551	$55,505	$43,832	$829	$7,184	$—	$158,326
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$136,783	$1,163,930	$286,993	$142,264	$34,892	$29,192	$1,244,751	$3,038,805
Special mention	—	—	19,909	4,575	147	—	9,972	34,603
Substandard	—	—	1,071	575	1,400	921	6,975	10,942
Total	$136,783	$1,163,930	$307,973	$147,414	$36,439	$30,113	$1,261,698	$3,084,350
Gross charge-offs	$—	$668	$599	$473	$54	$—	$1,045	$2,839

Consumer
Pass	$10	$3	$1,023	$—	$309	$146	$2,142	$3,633
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$10	$3	$1,023	$—	$309	$146	$2,142	$3,633
Gross charge-offs	$—	$—	$—	$—	$—	$—	$2	$2

Total loans
Pass	$203,103	$4,044,337	$2,306,806	$1,183,936	$453,390	$974,051	$1,307,577	$10,473,200
Special mention	—	—	19,909	6,883	5,754	21,208	9,972	63,726
Substandard	—	5,830	4,567	1,228	12,975	16,404	7,271	48,275
Total	$203,103	$4,050,167	$2,331,282	$1,192,047	$472,119	$1,011,663	$1,324,820	$10,585,201
Gross charge-offs	$—	$668	$599	$473	$54	$249	$1,047	$3,090

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

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

For the Six Months Ended June 30, 2023 - UNAUDITED

for estimated selling costs (if applicable).  The following table presents the amortized cost basis of collateral dependent loans and the related ACL allocated to these loans as of the dates indicated:

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
June 30, 2023:
Loans secured by real estate:
Residential properties
Single family	$2,395	$—	$—	$2,395	$—
Commercial real estate loans	2,588	—	—	2,588	—
Commercial loans	—	250	—	250	—
Total	$4,983	$250	$—	$5,233	$—

December 31, 2022:
Loans secured by real estate:
Residential properties
Single family	$2,435	$—	$—	$2,435	$—
Commercial real estate loans	3,171	—	—	3,171	—
Commercial loans	—	250	638	888	630
Total	$5,606	$250	$638	$6,494	$630

NOTE 6: GOODWILL AND INTANGIBLES

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired.  Goodwill is deemed to have an indefinite useful life and as such is not subject to amortization and instead is tested for impairment annually unless a triggering event occurs thereby requiring an updated assessment.  Our regular annual impairment assessment occurs in the fourth quarter.  Impairment exists when the carrying value of the goodwill exceeds its fair value.  An impairment loss would be recognized in an amount equal to that excess as a charge to noninterest expense in the consolidated income statements.

The closure of three large regional banks during the six months ended June 30, 2023, coupled with the drastic change in macroeconomic conditions and persistent Federal Reserve (“Fed”) rate hikes caused a significant decline in bank stock prices including our own.  These triggering events required an updated assessment of our goodwill as of June 30, 2023, which concluded that our goodwill was impaired.  As a result, we recorded a goodwill impairment charge equal to our entire goodwill balance of $215.3 million in the second quarter of 2023 as the estimated fair value of equity was less than book value.  The updated assessment utilized three approaches, each receiving equal weighting: (1) the guideline public company (“GPC”) method which compares benchmarking data of the Company to a set of comparable GPCs; (2) the guideline transaction (“GT”) method utilizing financial results of the Company for the latest twelve months and comparing to publicly available transaction data, and (3) a discounted cash flow method, taking into consideration expectations of the Company’s growth and profitability going forward.  The goodwill impairment is a non-cash charge and has no impact on our regulatory capital ratios, cash flows, or liquidity position.

Other intangible assets are deemed to have definite useful lives and as such are amortized over their estimated useful lives to their estimated residual values.  Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions and are amortized on an accelerated method over their estimated useful lives, ranging from 7 to 10 years.  At June 30, 2023 and December 31, 2022, core deposit intangible assets totaled $5.7 million and $6.6 million, respectively, and we recognized $0.9 million and $1.0 million in core deposit intangible amortization expense for the six month periods ended June 30, 2023 and June 30, 2022, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

NOTE 7: LOAN SALES AND MORTGAGE SERVICING RIGHTS

The Company retained servicing rights for the majority of the loans sold and recognized mortgage servicing rights in connection with multifamily loan sale transactions that occurred in 2021 and prior.  As of June 30, 2023 and December 31, 2022, mortgage servicing rights were $5.7 million and $5.9 million respectively, net of valuation allowances of $0.5 million and $1.4 million, respectively. The amount of loans serviced for others totaled $1.0 billion and $1.1 billion at June 30, 2023 and December 31, 2022, respectively.  Servicing fees collected for the first six months of 2023 and 2022 were $1.2 million and $1.6 million, respectively.

NOTE 8: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	June 30, 2023		December 31, 2022
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$2,660,249	—	$2,736,691	—
Interest-bearing	2,280,932	3.668%	2,568,850	3.109%
Money market and savings	3,096,365	3.510%	3,178,230	2.373%
Certificates of deposit	2,769,440	4.473%	1,878,841	3.741%
Total	$10,806,986	2.926%	$10,362,612	2.177%

At June 30, 2023, of the $458 million of certificates of deposits of $250,000 or more, $446 million mature within one year and $12 million mature after one year. Of the $2.3 billion of certificates of deposit of less than $250,000, $1.5 billion mature within one year and $767 million mature after one year.  At December 31, 2022, of the $436 million of certificates of deposits of $250,000 or more, $409 million mature within one year and $27 million mature after one year. Of the $1.4 billion of certificates of deposit of less than $250,000, $1.1 billion mature within one year and $345 million mature after one year.

NOTE 9: BORROWINGS

At June 30, 2023, our borrowings consisted of $610 million in overnight and $100 million in term FHLB advances at the Bank, $174 million in subordinated notes at FFI, $72 million in repurchase agreements at the Bank, and $20 million of borrowings under a holding company line of credit.  The $100 million in term FHLB advances bears an interest rate of 4.21% and matures on June 28, 2028.  At December 31, 2022 our borrowings consisted of $805 million in overnight FHLB advances at the Bank, $200 million in federal funds purchased at the Bank, $174 million in subordinated notes at FFI, $171 million in repurchase agreements at the Bank, and $20 million of borrowings under a holding company line of credit.

The overnight FHLB advance outstanding at June 30, 2023 was paid in full in early July and bore an interest rate of 5.35%.  FHLB advances are collateralized primarily by loans secured by single family, multifamily, and commercial real estate properties with a carrying value of $5.6 billion as of June 30, 2023. The Bank’s total unused borrowing capacity from the FHLB as of June 30, 2023 was $2.3 billion. The Bank had in place $315 million of letters of credit from the FHLB as of June 30, 2023, which are used to meet collateral requirements for deposits from the State of California and local agencies.

The $174 million in subordinated notes consist of $150 million of fixed-to-floating rate notes that mature in February 2032.  The notes initially bear a rate of 3.50% per annum, payable semi-annually in arrears on February 1 and August 1 of each year, commencing on August 1, 2022, until February 1, 2027.  From and including February 1, 2027 to,

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

but excluding February 1, 2032, or the date of earlier redemption, the notes will bear interest at a floating rate per annum equal to the Benchmark rate (which is the Three-Month Term Secured Overnight Financing Rate, or “SOFR”), each as defined in and subject to the provisions of the indenture under which the notes were issued, plus 204 basis points (2.04%), payable quarterly in arrears on February 1, May 1, August 1, and November 1 of each year, commencing on May 1, 2027. The remaining $24 million in subordinated notes mature in June 2030 and bear a fixed interest rate of 6.0%, until June 30, 2025, at which time they will convert to a floating rate based on three-month SOFR, plus 590 basis points (5.90%), until maturity.

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $20 million maturing in February 2024. The loan bears an interest rate of Prime rate, plus 50 basis points (0.50%). FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in the Bank. We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. As of June 30, 2023 and December 31, 2022, FFI was in compliance with the covenants contained in the loan agreement.  As of June 30, 2023 and December 31, 2022, the balance outstanding under this line of credit agreement was $20 million.  The weighted average interest rate paid on borrowings during the six months ended June 30, 2023 and December 31, 2022 was 8.3% and 8.0% respectively.

The Bank has a secured line of credit with the Federal Reserve Bank of San Francisco under which the Bank pledges collateral in the form of qualifying loans and securities.  As of June 30, 2023, the Bank had secured unused borrowing capacity of $900.6 million under this agreement.  As of June 30, 2023 and December 31, 2022, there were no balances outstanding.

The Bank has a total of $145.4 million in borrowing capacity through unsecured federal funds lines, ranging in size from $400 thousand to $100 million, with four other financial institutions.  At June 30, 2023, there were no balances outstanding under these arrangements.  At December 31, 2022, the Bank had outstanding borrowings with one of the five institutions under these arrangements totaling $100 million and an additional $100 million outstanding separate from these agreements with the same financial institution.  The total $200 million outstanding at December 31, 2022 were in the form of federal funds purchased and were paid in full in early March, 2023.

The repurchase agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability.  The investment securities underlying these agreements remain in the Company’s securities AFS portfolio.  As of June 30, 2023 and December 31, 2022, the repurchase agreements are collateralized by investment securities with a fair value of approximately $59.6 million and $186.3 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

NOTE 10: EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock that would then share in earnings. The Company has excluded the effect of potential common shares used in the computation of diluted EPS for the three and six months ended June 30, 2023 due to the net loss reported for such periods, as such losses are antidilutive by definition.  The following table sets forth the Company’s unaudited earnings per share calculations for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended		Three Months Ended
	June 30, 2023		June 30, 2022
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted
Net (loss) income	$(212,288)	$(212,288)	$33,316	$33,316
Basic common shares outstanding	56,430,813	56,430,813	56,471,470	56,471,470
Effect of options, restricted stock and contingent shares issuable		—		48,199
Diluted common shares outstanding		56,430,813		56,519,669
Net (loss) income per share	$(3.76)	$(3.76)	$0.59	$0.59

	Six Months Ended		Six Months Ended
	June 30, 2023		June 30, 2022
(dollars in thousands, except share and per share amounts)	Basic	Diluted	Basic	Diluted
Net (loss) income	$(203,792)	$(203,792)	$64,152	$64,152
Basic common shares outstanding	56,403,891	56,403,891	56,468,678	56,468,678
Effect of options, restricted stock and contingent shares issuable		—		74,814
Diluted common shares outstanding		56,403,891		56,543,492
Net (loss) income per share	$(3.61)	$(3.61)	$1.14	$1.13

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

NOTE 11: SEGMENT REPORTING

For the three and six months ended June 30, 2023 and 2022, the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The reportable segments are determined by products and services offered and the corporate structure.  Business segment earnings before taxes are the primary measure of the segment’s performance as evaluated by management.  Business segment earnings before taxes include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations.  Allocations of corporate expenses, such as finance and accounting, data processing and human resources are calculated based on estimated activity or usage levels.  The management accounting process measures the performance of the operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies.  If the management structures and/or the allocation process changes, allocations, transfers, and assignments may change.  The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Three Months Ended June 30, 2023:
Interest income	$145,328	$—	$—	$145,328
Interest expense	94,539	—	1,805	96,344
Net interest income	50,789	—	(1,805)	48,984
Provision for credit losses	887	—	—	887
Noninterest income	5,067	7,415	(403)	12,079
Noninterest expense
Goodwill impairment	215,252	—	—	215,252
Operating	50,700	5,617	1,195	57,512
(Loss) income before income taxes	(210,983)	1,798	(3,403)	(212,588)
Income tax expense (benefit)	134	529	(963)	(300)
Net (loss) income	$(211,117)	$1,269	$(2,440)	$(212,288)

Three Months Ended June 30, 2022:
Interest income	$89,971	$—	$—	$89,971
Interest expense	6,476	—	1,690	8,166
Net interest income	83,495	—	(1,690)	81,805
Provision for credit losses	173	—	—	173
Noninterest income	5,857	7,980	(437)	13,400
Noninterest expense	42,032	6,189	584	48,805
Income (loss) before income taxes	47,147	1,791	(2,711)	46,227
Income tax expense (benefit)	12,893	529	(511)	12,911
Net income (loss)	$34,254	$1,262	$(2,200)	$33,316

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2023 - UNAUDITED

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Six Months Ended June 30, 2023:
Interest income	$282,328	$—	$—	$282,328
Interest expense	170,988	—	3,601	174,589
Net interest income	111,340	—	(3,601)	107,739
Provision for credit losses	1,304	—	—	1,304
Noninterest income	9,868	14,706	(797)	23,777
Noninterest expense
Goodwill impairment	215,252	—	—	215,252
Operating	102,345	11,682	2,825	116,852
(Loss) income before income taxes	(197,693)	3,024	(7,223)	(201,892)
Income tax expense (benefit)	3,081	893	(2,074)	1,900
Net (loss) income	$(200,774)	$2,131	$(5,149)	$(203,792)

Six Months Ended June 30, 2022:
Interest income	$169,115	$—	$—	$169,115
Interest expense	9,889	—	2,927	12,816
Net interest income	159,226	—	(2,927)	156,299
Provision (reversal) for credit losses	(619)	—	—	(619)
Noninterest income	13,388	16,325	(886)	28,827
Noninterest expense	82,133	12,833	1,457	96,423
Income (loss) before taxes on income	91,100	3,492	(5,270)	89,322
Income tax expense (benefit)	25,608	1,022	(1,460)	25,170
Net income (loss)	$65,492	$2,470	$(3,810)	$64,152

NOTE 12: SUBSEQUENT EVENTS

Cash Dividend

On July 27, 2023, the Board of Directors of the Company declared a quarterly cash dividend of $0.02 per common share to be paid on August 17, 2023 to shareholders of record as of the close of business on August 7, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the three and six months ended June 30, 2023 as compared to our results of operations in the three and six months ended June 30, 2022; and our financial condition at June 30, 2023 as compared to our financial condition at December 31, 2022. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2022, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (as amended “2022 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 and amended on May 1, 2023.

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

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and accounting practices in the banking industry. Certain of those accounting policies are considered critical accounting policies, because they require us to make estimates and assumptions regarding circumstances or trends that could materially affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, or other unanticipated events were to occur that might affect our operations, we may be required under GAAP to adjust our earlier estimates and to reduce the carrying values of the affected assets on our balance sheet, generally by means of charges against income, which could also affect our results of operations in the fiscal periods when those charges are recognized. Management has identified our most critical accounting policies and accounting estimates as:  allowance for credit losses – investment securities, allowance for credit losses – loans, and  deferred income taxes.

Allowance for Credit Losses – Investment Securities – The ACL on investment securities is determined for both held-to-maturity and available-for-sale classifications of the investment portfolio in accordance with ASC 326, and is evaluated on a quarterly basis. The ACL for held-to-maturity investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when we deem a security to no longer possess shared risk characteristics. Under ASC 326-20, for investment securities where we have reason to believe the credit loss exposure is remote, such as those guaranteed by the U.S. government or government sponsored entities, a zero loss expectation is applied and a company is not required to estimate and recognize an ACL.

For securities AFS in an unrealized loss position, we first evaluate whether we intend to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the security amortized cost basis is written down to fair value through income. If neither criteria is met, we are required to assess whether the decline in fair value has resulted from credit losses or noncredit-related factors. In determining whether a security’s decline in fair value is credit related, we consider a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security; and (v) the ability of the issuer of the security to make scheduled principal and interest payments. If, after considering these factors, the present value of expected cash flows to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist, we record the decline in fair value through other comprehensive income, net of related income tax effects. We have made the election to exclude accrued interest receivable on securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. See Note 3, Securities, for additional information related to our allowance for credit losses on securities AFS.

Allowance for Credit Losses - Loans. Our ACL for loans is established through a provision for credit losses charged to expense and may be reduced by a recapture of previously established loss reserves, which are also reflected in the statement of income. Loans are charged against the ACL when management believes that collectability of the principal is unlikely. The ACL for loans is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible based on an evaluation of the collectability of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the borrower’s ability to pay. While we use the best information available to make this evaluation, future adjustments to our ACL may be necessary if there are significant changes in economic or other conditions that can affect the collectability in full of loans in our loan portfolios.

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

Overview and Recent Developments

At June 30, 2023, the Company had total assets of $12.8 billion, including $10.6 billion of total loans, net of deferred fees and allowance for credit losses, $0.9 billion of cash and cash equivalents, $0.8 billion in investment securities held-to-maturity, and $0.2 billion in investment securities available-for-sale.  This compares to total assets of $13.0 billion, including $10.7 billion of total loans, net of deferred fees and allowance for credit losses, $0.7 billion of cash and cash equivalents, $0.9 billion in investment securities held-to-maturity, and $0.2 billion in investment securities available-for-sale at December 31, 2022.  The $0.2 billion decrease in total assets since year-end was due primarily to the $215.3 million goodwill impairment charge taken in the second quarter of 2023.  See Note 6 “Goodwill and Intangibles” for discussion regarding the impairment charge.

At June 30, 2023, the Company had total liabilities of $11.9 billion, including $10.8 billion in deposits and $1.0 billion in borrowings.  This compares to total liabilities of $11.9 billion, including $10.4 billion in deposits and $1.4 billion in borrowings at December 31, 2022.  Total liabilities remained constant at $11.9 billion at June 30, 2023 compared to December 31, 2022.  Deposits increased $0.4 billion as the negative impact on deposit levels due to several large regional bank closures peaked and deposit inflows and outflows normalized during the second quarter.  Borrowings decreased $0.4 billion as the increase in deposits provided the opportunity to paydown borrowings.

At June 30, 2023, the Company had total shareholders’ equity of $0.9 billion, compared to $1.1 billion at December 31, 2022.  The $0.2 billion decrease in shareholders’ equity since year-end is largely due to the $203.8 million net loss for the six months ended June 30, 2023, which includes the $215.3 million goodwill impairment charge noted previously.  During the six months ended June 30, 2023, shareholder’s equity activity also included dividends paid to shareholders for the fourth quarter of 2022 and first quarter of 2023 of $6.2 million and $1.1 million, respectively and $7.9 million decrease in other comprehensive income (loss) due to net unrealized losses on investment securities arising during the period.

On July 27, 2023, the Board of Directors declared a quarterly cash dividend of $0.02 per common share to be paid on August 17, 2023 to shareholders of record as of the close of business on August 7, 2023.

Results of Operations

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of assets under management (“AUM”).  The largest component of noninterest expense for the three months ended June 30, 2023 is goodwill impairment, which is a non-cash charge.  Excluding this one-time impairment charge, operating noninterest expense totaled $57.5 million.  Compensation and benefit costs and customer service costs constitute the largest components of operating noninterest expense accounting for 37% and 33% of total combined operating noninterest expense, respectively.

The following table shows key operating results for each of our business segments for the three months ended June 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2023:
Interest income	$145,328	$—	$—	$145,328
Interest expense	94,539	—	1,805	96,344
Net interest income	50,789	—	(1,805)	48,984
Provision for credit losses	887	—	—	887
Noninterest income	5,067	7,415	(403)	12,079
Noninterest expense
Goodwill impairment	215,252	—	—	215,252
Operating	50,700	5,617	1,195	57,512
(Loss) income before income taxes	(210,983)	1,798	(3,403)	(212,588)
Income tax expense (benefit)	134	529	(963)	(300)
Net (loss) income	$(211,117)	$1,269	$(2,440)	$(212,288)

2022:
Interest income	$89,971	$—	$—	$89,971
Interest expense	6,476	—	1,690	8,166
Net interest income	83,495	—	(1,690)	81,805
Provision for credit losses	173	—	—	173
Noninterest income	5,857	7,980	(437)	13,400
Noninterest expense	42,032	6,189	584	48,805
Income (loss) before income taxes	47,147	1,791	(2,711)	46,227
Income tax expense (benefit)	12,893	529	(511)	12,911
Net income (loss)	$34,254	$1,262	$(2,200)	$33,316

2nd Quarter of 2023 Compared to 2nd  Quarter of 2022

Combined net loss for the second quarter of 2023 was $212.3 million, compared to net income of $33.3 million for the second quarter of 2022.  Combined net loss before taxes for the second quarter of 2023 was $212.6 million, compared to net income of $46.2 million for the second quarter of 2022.  The $258.8 million decrease in combined net income before taxes from the year-ago quarter was primarily due to a decrease in net income before taxes in the Banking segment of $258.1 million, resulting primarily from the $215.3 million goodwill impairment charge, a decrease in net interest income of $32.7 million, and an increase in operating noninterest expense of $8.7 million.  Net interest income, noninterest income, and noninterest expense are discussed in more detail in the tables that follow.  Wealth Management net income before taxes of $1.8 million for the second quarter of 2023 was unchanged from the second quarter of 2022.

The following table shows key operating results for each of our business segments for six months ended June 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2023:
Interest income	$282,328	$—	$—	$282,328
Interest expense	170,988	—	3,601	174,589
Net interest income	111,340	—	(3,601)	107,739
Provision for credit losses	1,304	—	—	1,304
Noninterest income	9,868	14,706	(797)	23,777
Noninterest expense
Goodwill impairment	215,252	—	—	215,252
Operating	102,345	11,682	2,825	116,852
(Loss) income before income taxes	(197,693)	3,024	(7,223)	(201,892)
Income tax expense (benefit)	3,081	893	(2,074)	1,900
Net (loss) income	$(200,774)	$2,131	$(5,149)	$(203,792)

2022:
Interest income	$169,115	$—	$—	$169,115
Interest expense	9,889	—	2,927	12,816
Net interest income	159,226	—	(2,927)	156,299
Provision for credit losses (gains)	(619)	—	—	(619)
Noninterest income	13,388	16,325	(886)	28,827
Noninterest expense	82,133	12,833	1,457	96,423
Income (loss) before taxes on income	91,100	3,492	(5,270)	89,322
Income tax expense (benefit)	25,608	1,022	(1,460)	25,170
Net income (loss)	$65,492	$2,470	$(3,810)	$64,152

1st half of 2023 Compared to 1st half of 2022

Combined net loss for the first half of 2023 was $203.8 million, compared to net income of $64.2 million for the first half of 2022.  Combined net loss before taxes for the first half of 2023 was $201.9 million, compared to net income of $89.3 million for the first half of 2022.  The $291.2 million decrease in combined net income before taxes from the year-ago period was primarily due to a decrease in net income before taxes in the Banking segment of $288.8 million, resulting primarily from the $215.3 million goodwill impairment charge, a decrease in net interest income of $47.9 million, a decrease in noninterest income of $3.5 million, an increase in operating noninterest expense of $20.2 million, and an increase of $1.9 million in provision for credit losses.  Net interest income, noninterest income, and noninterest expense are discussed in more detail in the tables that follow.  The decrease in Wealth Management net income before taxes of $0.5 million was due to a $1.6 million decrease in asset management fee income, classified as part of noninterest income, offset by a $1.1 million decrease in operating noninterest expense.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the estimated losses inherent in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For the six months ended June 30, 2023, we recorded provision for credit losses of $1.3 million, compared to a reversal of provision for credit losses in the amount of $0.6 million for the year-ago period. The increase in provision for credit losses for the six months ended June 30, 2023, was due to a net increase in investment and loan portfolio credit losses. The decrease in provision for credit losses in the year-ago period was a result of improvement in the economic outlook at that time.

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

	Three Months Ended June 30:
	2023			2022
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$10,542,522	$123,472	4.69%	$8,497,504	$82,032	3.86%
Securities AFS	242,005	2,470	4.08%	267,634	2,006	3.00%
Securities HTM	829,540	4,302	2.07%	949,893	4,615	1.94%
Cash, FHLB stock, and fed funds	1,294,773	15,084	4.67%	569,002	1,318	0.93%
Total interest-earning assets	12,908,840	145,328	4.51%	10,284,033	89,971	3.50%
Noninterest-earning assets:
Nonperforming assets	22,593			10,459
Other	476,901			437,320
Total assets	$13,408,334			$10,731,812
Interest-bearing liabilities:
Demand deposits	$2,233,709	$18,867	3.39%	$2,461,369	$2,870	0.47%
Money market and savings	3,053,013	25,496	3.35%	2,643,388	2,700	0.41%
Certificates of deposit	2,578,516	28,569	4.44%	646,527	770	0.48%
Total interest-bearing deposits	7,865,238	72,932	3.72%	5,751,284	6,340	0.44%
Borrowings	1,866,086	23,412	5.03%	327,212	1,826	2.27%
Total interest-bearing liabilities	9,731,324	96,344	3.97%	6,078,496	8,166	0.54%
Noninterest-bearing liabilities:
Demand deposits	2,415,369			3,479,847
Other liabilities	133,028			85,649
Total liabilities	12,279,721			9,643,992
Shareholders’ equity	1,128,613			1,087,820
Total liabilities and equity	$13,408,334			$10,731,812
Net Interest Income		$48,984			$81,805
Net Interest Rate Spread			0.54%			2.96%
Net Interest Margin			1.51%			3.18%

	Six Months Ended June 30:
	2023			2022
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$10,616,657	$244,114	4.61%	$8,015,946	$154,059	3.85%
Securities AFS	244,952	4,776	3.90%	572,754	6,949	2.43%
Securities HTM	840,937	8,887	2.11%	634,994	6,032	1.90%
FHLB stock, fed funds and deposits	1,126,156	24,551	4.40%	889,110	2,075	0.47%
Total interest-earning assets	12,828,702	282,328	4.42%	10,112,804	169,115	3.35%
Noninterest-earning assets:
Nonperforming assets	17,038			10,292
Other	480,157			443,265
Total assets	$13,325,897			$10,566,361
Interest-bearing liabilities:
Demand deposits	$2,402,352	$38,252	3.21%	$2,410,633	$3,921	0.33%
Money market and savings	3,129,427	47,048	3.03%	2,627,287	4,572	0.35%
Certificates of deposit	2,356,640	49,772	4.26%	650,382	1,205	0.37%
Total interest-bearing deposits	7,888,419	135,072	3.45%	5,688,302	9,698	0.34%
Borrowings	1,629,392	39,517	4.89%	314,296	3,118	2.02%
Total interest-bearing liabilities	9,517,811	174,589	3.70%	6,002,598	12,816	0.43%
Noninterest-bearing liabilities:
Demand deposits	2,543,179			3,397,948
Other liabilities	133,153			90,042
Total liabilities	12,194,143			9,490,588
Shareholders’ equity	1,131,754			1,075,773
Total liabilities and equity	$13,325,897			$10,566,361
Net Interest Income		$107,739			$156,299
Net Interest Rate Spread			0.72%			2.92%
Net Interest Margin			1.67%			3.10%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. Variances attributable to both rate and volume changes, calculated by multiplying the change in rates by the change in average balances, have been allocated to the rate variance. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the three and six months ended June 30, 2023, as compared to the three and six months ended June 30, 2022:

	Quarter Ended			Six Months Ended
	June 30, 2023 vs. 2022			June 30, 2023 vs. 2022
	Increase (Decrease) due to			Increase (Decrease) due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans	$21,924	$19,516	$41,440	$56,084	$33,971	$90,055
Securities AFS	(208)	672	464	(5,125)	2,952	(2,173)
Securities HTM	(610)	297	(313)	2,126	729	2,855
Cash, FHLB stock, and fed funds	3,285	10,481	13,766	699	21,777	22,476
Total interest-earning assets	24,391	30,966	55,357	53,784	59,429	113,213
Interest paid on:
Demand deposits	(333)	16,331	15,998	(15)	34,346	34,331
Money market and savings	420	22,376	22,796	1,039	41,437	42,476
Certificates of deposit	7,306	20,493	27,799	9,786	38,781	48,567
Borrowings	17,047	4,538	21,585	27,056	9,343	36,399
Total interest-bearing liabilities	24,440	63,738	88,178	37,866	123,907	161,773
Net interest (expense) income	$(49)	$(32,772)	$(32,821)	$15,918	$(64,478)	$(48,560)

Net interest income was $107.7 million for the six months ended June 30, 2023, compared to $156.3 million for the six months ended June 30, 2022. The overall decrease in net interest income from the year-ago period was primarily driven by rates on interest-bearing liabilities increasing faster than rates on interest-earning assets.  Interest income increased to $282.3 million for the six months ended June 30, 2023 compared to $169.1 million for six months ended June 30, 2022. The increase in interest income was due to increases in both average interest-earning asset balances as well as average yields earned on such balances. Average interest-earning asset balances increased to $12.8 billion for the six months ended June 30, 2023, compared to $10.1 billion for the six months ended June 30, 2022. Yields on interest-earning assets averaged 4.42% for the six months ended June 30, 2023, compared to 3.35% for the six months ended June 30, 2022. Interest expense was $174.6 million for the six months ended June 30, 2023, compared to $12.8 million for the six months ended June 30, 2022. The increase in interest expense was due to increases in both average interest-bearing liability balances as well as average rates paid on such balances. Average interest-bearing liability balances, consisting of interest-bearing deposits and borrowings, increased to $9.5 billion for the six months ended June 30, 2023, compared to $6.0 billion for the six months ended June 30, 2022. Rates on interest-bearing liability balances averaged 3.70% for the six months ended June 30, 2023, compared to 0.43% for the six months ended June 30, 2022.

The 1.07% increase in average yield earned on interest-earning assets was offset by a 3.27% increase in average rate paid on interest-bearing liability balances, resulting in a contraction of net interest margin (“NIM”) for the six months ended June 30, 2023. NIM was 1.67% for the six months ended June 30, 2023 compared to 3.10% for the six months ended June 30, 2022. The contraction of NIM is reflective of the interest rate environment over the past year, which has seen the Federal Reserve increase the benchmark federal funds rate by 5.00% in the past year in efforts to cool inflation. This has negatively impacted NIM as short-term interest rate increases more immediately affect the rates we pay on both our interest-bearing deposit accounts and our borrowings. Average borrowings outstanding for the six months ended June 30, 2023 were $1.6 billion compared to $0.3 billion for the six months ended June 30, 2022. The additional borrowings were utilized to increase on-balance sheet liquidity, notably in the wake of banking industry events that followed the announced closures of three large regional banks in the first quarter and second quarters of 2023.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, and gains and losses from capital market activities and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the three and six months ended June 30, 2023 and 2022:

(dollars in thousands)	2023	2022
Three Months Ended June 30:
Trust fees	$1,828	$2,149
Loan related fees	1,812	2,071
Deposit charges	527	665
Consulting fees	93	100
Other	807	872
Total noninterest income	$5,067	$5,857

Six Months Ended June 30:
Trust fees	$3,547	$4,257
Loan related fees	3,673	4,633
Deposit charges	1,028	1,309
Gain on sale leaseback	—	1,123
Consulting fees	181	195
Other	1,439	1,871
Total noninterest income	$9,868	$13,388

Noninterest income in Banking was $5.1 million for the second quarter of 2023, compared to $5.9 million for the second quarter of 2022. Noninterest income in Banking was $9.9 million for the six months ended June 30, 2023, compared to $13.4 million for the six months ended June 30, 2022.  The $3.5 million decrease in noninterest income for the six months ended June 30, 2023 compared to the year-ago period was due primarily to a $1.1 million gain on a sale leaseback transaction recorded in the year-ago period, a $0.7 million decrease in trust fees, a $1.0 million decrease in loan related fees, a $0.3 million decrease in deposit charges, and a $0.4 million decrease in other noninterest income.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the three and six months ended June 30, 2023 and 2022:

(dollars in thousands)	2023	2022
Three Months Ended June 30:
Noninterest income	$7,415	$7,980

Six Months Ended June 30:
Noninterest income	$14,706	$16,325

Noninterest income for Wealth Management was $7.4 million for the second quarter of 2023, compared to $8.0 million for the second quarter of 2022. Noninterest income for Wealth Management was $14.7 million for the six months ended June 30, 2023, compared to $16.3 million for the six months ended June 30, 2022.  The $1.6 million decrease in noninterest income for the six months ended June 30, 2023 compared to the year-ago period was due primarily to a decrease in average fees earned on AUM balances as the portfolio composition changed from equities which earn higher fees to fixed income funds which earn lower fees.

The following table summarizes the activity in our AUM for the periods indicated:

		Existing account
	Beginning	Additions/	New
(dollars in thousands)	Balance	Withdrawals	Accounts	Terminations	Performance	Ending balance
Three Months Ended June 30, 2023:
Fixed income	$2,562,592	$(74,731)	$24,391	$(33,775)	$194,705	$2,673,182
Equities	1,881,343	32,645	35,731	(47,641)	(9,624)	1,892,454
Cash and other	784,958	(65,574)	16,969	(3,922)	20,896	753,327
Total	$5,228,893	$(107,660)	$77,091	$(85,338)	$205,977	$5,318,963

Six Months Ended June 30, 2023:
Fixed income	$1,699,554	$579,003	$43,732	$(46,333)	$397,226	$2,673,182
Equities	2,383,268	(542,656)	64,415	(54,124)	41,551	1,892,454
Cash and other	902,455	(238,923)	55,302	(9,817)	44,310	753,327
Total	$4,985,277	$(202,576)	$163,449	$(110,274)	$483,087	$5,318,963

Year Ended December 31, 2022:
Fixed income	$1,303,760	$451,841	$154,827	$(30,428)	$(180,446)	$1,699,554
Equities	3,330,639	(87,881)	108,003	(78,785)	(888,708)	2,383,268
Cash and other	1,046,206	(422,405)	305,747	(58,248)	31,155	902,455
Total	$5,680,605	$(58,445)	$568,577	$(167,461)	$(1,037,999)	$4,985,277

The $0.3 billion increase in AUM during the six months ended June 30, 2023 was the net result of $163 million of new accounts and $483 million of portfolio gains, offset by terminations and net withdrawals of $313 million.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2023	2022	2023	2022
Three Months Ended June 30:
Compensation and benefits	$16,684	$22,567	$4,058	$4,801
Occupancy and depreciation	8,700	8,356	481	458
Professional services and marketing	2,086	2,237	912	730
Customer service costs	19,004	4,611	—	—
Other	4,226	4,261	166	200
Total operating expense	50,700	42,032	5,617	6,189
Goodwill impairment	215,252	—	—	—
Total noninterest expense	$265,952	$42,032	$5,617	$6,189

Six Months Ended June 30:
Compensation and benefits	$36,944	$46,843	$8,618	$10,013
Occupancy and depreciation	17,103	16,469	975	912
Professional services and marketing	4,750	4,580	1,716	1,545
Customer service costs	35,719	6,399	—	—
Other	7,829	7,842	373	363
Total operating expense	102,345	82,133	11,682	12,833
Goodwill impairment	215,252	—	-	-
Total noninterest expense	$317,597	$82,133	$11,682	$12,833

Noninterest expense in Banking was $266 million for the second quarter of 2023, compared to $42 million for the second quarter of 2022. The $266 million in noninterest expense for the second quarter of 2023 included a non-cash goodwill impairment charge of $215.3 million.  Excluding this one-time charge, operating noninterest expense totaled $50.7 million for the second quarter of 2023, compared to $42.0 million for the second quarter of 2022.  The $8.7 million increase in operating noninterest expense in Banking was largely due to a $14.4 million increase in customer service cost, offset by a $5.9 million decrease in compensation and benefits. The increase in customer service costs was due to higher earnings credits paid on deposit balances earning such credits. The higher earnings credits paid are due to the increase in interest rates resulting from the Fed interest rate hikes over the past year.  The decrease in compensation and benefit costs was primarily due to decreased staffing levels during the second quarter of 2023, compared to levels during the second quarter of 2022. Average quarterly Banking full-time equivalents (“FTEs”) were 543.3 for the second quarter of 2023, compared to 661.2 for the second quarter of 2022.  Staffing levels were reduced in the first and second quarters of 2023, in efforts to maximize efficiency and optimize the workforce in the face of slowing loan growth.

Noninterest expense in Wealth Management was $5.6 million for the second quarter of 2023, compared to $6.2 million for the second quarter of 2022. The $0.6 million decrease in noninterest expense in Wealth Management was largely due to a $0.7 million decrease in compensation and benefits, offset by a $0.1 million increase in other noninterest expense. The decrease in compensation and benefit costs was primarily due to a decrease in commission expense resulting from a fewer number of new accounts compared to the year-ago quarter. Average quarterly Wealth Management FTEs remained relatively constant at 67.7 for the second quarter of 2023, compared to 64.7 for the second quarter of 2022.

Noninterest expense in Banking was $317.6 million for the six months ended June 30 2023, compared to $82.1 million for the six months ended June 30, 2022. The $317.6 million in noninterest expense for the six months ended June 30, 2023 included a non-cash goodwill impairment charge of $215.3 million.  Excluding this one-time charge, operating noninterest expense totaled $102.3 million for the six months ended June 30, 2023, compared to $82.1 million for the six months ended June 30, 2022.  The $20.2 million increase in operating noninterest expense in Banking was largely due to a $29.3 million increase in customer service cost, a $0.6 million increase in occupancy and depreciation expense, and a $0.2 million increase in professional services and marketing expense, offset by a $9.9 million decrease in compensation and benefits. The increase in customer service costs was due to higher earnings credits paid on deposit balances earning such credits. The higher earnings credits paid are due to the increase in interest rates resulting from the Fed interest rate hikes over the past year.  The decrease in compensation and benefit costs was primarily due to decreased staffing levels during the six months ended June 30, 2023, compared to levels during the six months ended June 30, 2022.  Average Banking FTEs were 572.6 for the six months ended June 30, 2023, compared to 642.4 for the six months ended June 30, 2022.  Staffing levels were reduced in the first and second quarters of 2023, in efforts to maximize efficiency and optimize the workforce in the face of slowing loan growth.

Noninterest expense in Wealth Management was $11.7 million for the six months ended June 30, 2023, compared to $12.8 million for the six months ended June 30, 2022. The $1.1 million decrease in noninterest expense in Wealth Management was largely due to a $1.4 million decrease in compensation and benefits, offset by a $0.2 million increase in professional services and marketing expense. The decrease in compensation and benefit costs was primarily due to a decrease in commission expense resulting from a fewer number of new accounts compared to the year-ago period. Average Wealth Management FTEs were 67.1 for the six months ended June 30, 2023, compared to 65.3 for the six months ended June 30, 2022.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
June 30, 2023:
Cash and cash equivalents	$925,726	$1,978	$(1,623)	$926,081
Securities AFS, net	200,763	—	—	200,763
Securities HTM	814,661	—	—	814,661
Loans, net	10,553,716	—	—	10,553,716
Premises and equipment	36,251	197	136	36,584
Investment in FHLB stock	19,485	—	—	19,485
Deferred taxes	21,117	124	1,946	23,187
Real estate owned ("REO")	6,210	—	—	6,210
Goodwill and intangibles	5,730	—	—	5,730
Other assets	224,182	505	29,450	254,137
Total assets	$12,807,841	$2,804	$29,909	$12,840,554

Deposits	$10,815,572	$—	$(8,586)	$10,806,986
Borrowings	782,175	—	193,366	975,541
Intercompany balances	(974)	(9,163)	10,137	—
Accounts payable and other liabilities	131,117	2,602	8,774	142,493
Shareholders’ equity	1,079,951	9,365	(173,782)	915,534
Total liabilities and equity	$12,807,841	$2,804	$29,909	$12,840,554

December 31, 2022:
Cash and cash equivalents	$656,247	$16,757	$(16,510)	$656,494
Securities AFS, net	226,158	—	—	226,158
Securities HTM	862,544	—	—	862,544
Loans, net	10,692,462	—	—	10,692,462
Premises and equipment	35,788	216	136	36,140
Investment in FHLB stock	25,358	—	—	25,358
Deferred taxes	19,671	78	4,449	24,198
Real estate owned ("REO")	6,210	—	—	6,210
Goodwill and intangibles	221,835	—	—	221,835
Other assets	233,621	428	28,731	262,780
Total assets	$12,979,894	$17,479	$16,806	$13,014,179

Deposits	$10,403,205	$—	$(40,593)	$10,362,612
Borrowings	1,176,601	—	193,335	1,369,936
Intercompany balances	1,001	971	(1,972)	—
Accounts payable and other liabilities	125,254	4,392	17,607	147,253
Shareholders’ equity	1,273,833	12,116	(151,571)	1,134,378
Total liabilities and equity	$12,979,894	$17,479	$16,806	$13,014,179

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets.

During the six months ended June 30, 2023, total assets decreased by $174 million primarily due to a $216 million decrease in goodwill and intangibles, a $139 million decrease in loans, and a $73 million decrease in AFS and HTM securities offset by a $270 million increase in cash and cash equivalents. The $216 million decrease in goodwill and intangibles was largely the result of a $215.3 million non-cash goodwill impairment charge recorded during the second quarter of 2023, after an updated assessment of our goodwill balances was performed in the second quarter.  The updated assessment followed the closure of three large regional banks during the six months ended June 30, 2023, coupled with the drastic change in macroeconomic conditions, persistent Fed rate hikes and their combined impact on bank stock prices including our own.  At June 30, 2023, the $5.7 million remaining balance consists solely of core deposit intangibles which are amortized on an accelerated method over their estimated useful lives, ranging from 7 to 10 years.  Cash and cash equivalents represented approximately 7.2% of total assets as of June 30, 2023, and the increase in such balances is consistent with strategic efforts to increase on-balance sheet liquidity, notably in the wake of the banking industry events that followed the closures of three large regional banks during the first and second quarters of 2023. Loans, net decreased $139 million, the result of $955 million in loan fundings for the six months ended June 30, 2023 offset by loan payoffs and paydowns of $1.1 billion for the six months ended June 30, 2023.  Combined investment securities (AFS and HTM) balances decreased by $73 million, largely the result of  $64 million in principal collections received.  Deposits increased by $444 million, the result of increases in wholesale, corporate, and digital bank deposits of $823 million, $519 million, and $124 million respectively, offset by decreases in retail, and specialty deposits of  $750 million and $272 million respectively.   Borrowings decreased by $394 million, as the increase in deposits provided the opportunity to paydown borrowings.

Cash and cash equivalents. Cash and cash equivalents, consist primarily of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds. Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB advances and FFI borrowings. Cash and cash equivalents increased by $270 million during the six months ended June 30, 2023, compared to December 31, 2022 due to strategic efforts to increase on-balance sheet liquidity.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
June 30, 2023:
Collateralized mortgage obligations	$9,463	$—	$(1,368)	$—	$8,095
Agency mortgage-backed securities	7,107	—	(536)	—	6,571
Municipal bonds	49,684	—	(3,389)	—	46,295
SBA securities	15,833	3	(121)	—	15,715
Beneficial interests in FHLMC securitization	14,921	97	(361)	(7,058)	7,599
Corporate bonds	138,934	—	(22,195)	(1,477)	115,262
U.S. Treasury	1,298	—	(72)	—	1,226
Total	$237,240	$100	$(28,042)	$(8,535)	$200,763

December 31, 2022:
Collateralized mortgage obligations	$9,865	$—	$(1,250)	$—	$8,615
Agency mortgage-backed securities	8,161	—	(585)	—	7,576
Municipal bonds	50,232	—	(3,442)	—	46,790
SBA securities	19,090	3	(138)	—	18,955
Beneficial interest in FHLMC securitization	19,415	108	(103)	(11,439)	7,981
Corporate bonds	145,024	—	(10,011)	—	135,013
U.S. Treasury	1,298	1	(71)	—	1,228
Total	$253,085	$112	$(15,600)	$(11,439)	$226,158

As of June 30, 2023, U.S. Treasury securities of $1.2 million included in the table above are pledged as collateral to the States of California and Florida to meet regulatory requirements related to the Bank’s trust operations, $226.6 million of agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitizations agreements entered into from 2018 and 2021. A total of $59.6 million in SBA and agency mortgage-backed securities are pledged as collateral for repurchase agreements.  A total of $900.6 million in SBA and agency mortgage-backed securities, corporate and municipal bonds, and loans are pledged as collateral to the Federal Reserve’s discount window and bank term funding program from which the Bank may borrow.

Excluding allowance for credit losses, the decrease in AFS securities in the six months ended June 30, 2023 was due primarily to principal payments and increases in the gross unrealized losses on the securities. There were no purchases of investment securities or other additions to the portfolio during the six months ended June 30, 2023.

The following is a rollforward of the Company’s allowance for credit losses related to investments for the following periods:

	Beginning	Provision (Reversal)			Ending
(dollars in thousands)	Balance	for Credit Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2023:
Municipal bonds	$—	$—	$—	$—	$—
Beneficial interests in FHLMC securitization	11,315	(286)	(3,971)	—	7,058
Corporate bonds	973	504	—	—	1,477
Total	$12,288	$218	$(3,971)	$—	$8,535

Six Months Ended June 30, 2023:
Municipal bonds	$—	$—	$—	$—	$—
Beneficial interests in FHLMC securitization	11,439	(410)	(3,971)	—	7,058
Corporate bonds	—	1,477	—	—	1,477
Total	$11,439	$1,067	$(3,971)	$—	$8,535

Year Ended December 31, 2022:
Municipal bonds	$—	$—	$—	$—	$—
Beneficial interests in FHLMC securitization	10,399	1,040	—	—	11,439
Corporate bonds	—	—	—	—	—
Total	$10,399	$1,040	$—	$—	$11,439

Securities held to maturity. The following table provides a summary of the Company’s HTM securities portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
June 30, 2023:
Agency mortgage-backed securities	$814,661	$—	$(90,553)	$—	$724,108
Total	$814,661	$—	$(90,553)	$—	$724,108

December 31, 2022:
Agency mortgage-backed securities	$862,544	$—	$(89,483)	$—	$773,061
Total	$862,544	$—	$(89,483)	$—	$773,061

The decrease in HTM securities in the six months ended June 30, 2023 was due to principal payments received. There were no purchases of investment securities or other additions to the portfolio during the six months ended June 30, 2023.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yield is as follows, as of June 30, 2023:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$567	$8,896	$9,463
Agency mortgage-backed securities	—	5,460	—	1,647	7,107
Municipal bonds	—	9,274	35,227	5,183	49,684
SBA securities	3	1,306	665	13,859	15,833
Beneficial interests in FHLMC securitization	—	9,225	—	5,696	14,921
Corporate bonds	5,039	45,437	82,929	5,529	138,934
U.S. Treasury	—	1,298	—	—	1,298
Total	$5,042	$72,000	$119,388	$40,810	$237,240
Weighted average yield	4.72%	5.25%	3.30%	2.49%	3.78%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$509	$7,586	$8,095
Agency mortgage-backed securities	—	5,118	—	1,453	6,571
Municipal bonds	—	8,766	33,309	4,220	46,295
SBA securities	3	1,296	663	13,753	15,715
Beneficial interests in FHLMC securitization	—	9,225	—	5,432	14,657
Corporate bonds	4,789	44,004	63,707	4,239	116,739
U.S. Treasury	—	1,226	—	—	1,226
Total	$4,792	$69,635	$98,188	$36,683	$209,298

The scheduled maturities of securities HTM, and the related weighted average yield is as follows, as of June 30, 2023:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
June 30, 2023
Amortized Cost:
Agency mortgage-backed securities	$—	$2,077	$16,994	$795,590	$814,661
Total	$—	$2,077	$16,994	$795,590	$814,661
Weighted average yield	—%	0.71%	1.25%	2.00%	1.98%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$1,911	$15,346	$706,851	$724,108
Total	$—	$1,911	$15,346	$706,851	$724,108

Loans. The following table sets forth our loans, by loan category, as of:

	June 30,	December 31,
(dollars in thousands)	2023	2022
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$5,267,048	$5,341,596
Single family	982,779	1,016,498
Total real estate loans secured by residential properties	6,249,827	6,358,094
Commercial properties	1,070,518	1,203,292
Land and construction	159,091	158,565
Total real estate loans	7,479,436	7,719,951
Commercial and industrial loans	3,085,242	2,984,748
Consumer loans	3,591	4,481
Total loans	10,568,269	10,709,180
Premiums, discounts and deferred fees and expenses	16,932	17,013
Total	$10,585,201	$10,726,193

Loans decreased by $141 million, as a result of $955 million in loan fundings for the six months ended June 30, 2023 offset by loan payoffs/paydowns of $1.1 million for the six months ended June 30, 2023.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	June 30, 2023		December 31, 2022
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$2,660,249	—	$2,736,691	—
Interest-bearing	2,280,932	3.668%	2,568,850	3.109%
Money market and savings	3,096,365	3.510%	3,178,230	2.373%
Certificates of deposit	2,769,440	4.473%	1,878,841	3.741%
Total	$10,806,986	2.926%	$10,362,612	2.177%

During the six months  ended June 30, 2023, our deposit rates have moved in a manner consistent with overall deposit market rates and market rates continue to rise as a result of the actions taken by the Federal Reserve. The weighted average rate of our interest-bearing deposits increased from 3.11% at December 31, 2022, to 3.67% at June 30, 2023 due to rising short-term interest rates during the period, while the weighted average interest rates of total deposits increased from 2.18% at December 31, 2022 to 2.93% at June 30, 2023.

From time to time, the Bank will utilize brokered deposits as a source of funding. As of June 30, 2023, the Bank held $2.2 billion of brokered deposits, consisting of $2.1 billion in certificates of deposit and $0.1 billion in money market accounts.

The deposits held by the Bank are insured by the FDIC’s Deposit Insurance Fund (the “DIF”), up to applicable limits. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor.  Insured and collateralized deposits comprised approximately 88% of total deposits at June 30, 2023.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

	June 30, 2023	December 31, 2022

(dollars in thousands)	Amount	Amount
Uninsured deposits	$2,489,855	$3,546,697

The maturities of our certificates of deposit of greater than $250,000 was $457.5 million and $433.9 million at June 30, 2023, and December 31, 2022, respectively.  The following table sets forth the maturity distribution of the estimated time deposits as of June 30, 2023:

(dollars in thousands)
3 months or less	$135,340
Over 3 months through 12 months	310,800
1 to 3 years	11,373
Over 3 years	—
Total	$457,513

Borrowings. At June 30, 2023, our borrowings consisted of $610 million in overnight and $100 million in term FHLB advances at the Bank, $174 million in subordinated notes at FFI, $72 million in repurchase agreements at the Bank, and $20 million of borrowings under a holding company line of credit.  The $100 million in term FHLB advances bears an interest rate of 4.21% and matures on June 28, 2028.  The overnight FHLB advance outstanding at June 30, 2023 was paid in full in early July and bore an interest rate of 5.35%.  At December 31, 2022 our borrowings consisted of $805 million in overnight FHLB advances at the Bank, $200 million in federal funds purchased at the Bank, $174 million in subordinated notes at FFI, $171 million in repurchase agreements at the Bank, and $20 million of borrowings under a holding company line of credit.

The average balance of borrowings and the weighted average interest rate on such borrowings was $1.63 billion and 4.89%, respectively for the six months ended June 30, 2023. The average balance of borrowings and the weighted average interest rate on such borrowings was $314.3 million and 2.02%, respectively for the six months ended June 30,

2022.  The average balance of borrowings and the weighted average interest rate on such borrowings was $1.87 billion and 5.03%, respectively for the quarter ended June 30, 2023.  The average balance of borrowings and the weighted average interest rate on such borrowings was $1.54 billion and 3.79%, respectively for the quarter ended December 31, 2022.

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

			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
June 30, 2023:
Real estate loans:
Residential properties	$416	$—	$—	$3,373	$3,789	$6,265,450	$6,269,239
Commercial properties	2,538	—	92	2,822	5,452	1,064,201	1,069,653
Land and construction	—	—	—	—	—	158,326	158,326
Commercial and industrial loans	544	458	945	3,421	5,368	3,078,982	3,084,350
Consumer loans	162	—	—	10	172	3,461	3,633
Total	$3,660	$458	$1,037	$9,626	$14,781	$10,570,420	$10,585,201

Percentage of total loans	0.03%	0.00%	0.01%	0.09%	0.14%

December 31, 2022:
Real estate loans:
Residential properties	$511	$57	$—	$2,556	$3,124	$6,374,100	$6,377,224
Commercial properties	15,000	946	1,213	4,547	21,706	1,180,357	1,202,063
Land and construction	—	—	—	—	—	157,630	157,630
Commercial and industrial loans	385	1,495	982	3,228	6,090	2,978,668	2,984,758
Consumer loans	—	167	—	—	167	4,351	4,518
Total	$15,896	$2,665	$2,195	$10,331	$31,087	$10,695,106	$10,726,193
Percentage of total loans	0.15%	0.02%	0.02%	0.10%	0.29%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
June 30, 2023
Real estate loans:
Residential properties	$—	$3,373
Commercial properties	—	2,822
Commercial and industrial loans	1,584	1,837
Consumer loans	—	10
Total	$1,584	$8,042

December 31, 2022
Real estate loans:
Residential properties	$—	$2,556
Commercial properties	—	4,547
Commercial and industrial loans	2,016	1,212
Total	$2,016	$8,315

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans for the periods indicated:

		Provision
	Beginning	(Reversal) for			Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended June 30, 2023:
Real estate loans:
Residential properties	$8,263	$(29)	$—	$—	$8,234
Commercial properties	5,733	(480)	—	—	5,253
Land and construction	316	(29)	—	—	287
Commercial and industrial loans	16,760	1,404	(1,087)	613	17,690
Consumer loans	23	(3)	—	1	21
Total	$31,095	$863	$(1,087)	$614	$31,485

Six months ended June 30, 2023:
Real estate loans:
Residential properties	$8,306	$(72)	$—	$—	$8,234
Commercial properties	8,714	(3,212)	(249)	—	5,253
Land and construction	164	123	—	—	287
Commercial and industrial loans	16,521	3,089	(2,839)	919	17,690
Consumer loans	26	(4)	(2)	1	21
Total	$33,731	$(76)	$(3,090)	$920	$31,485

Year ended December 31, 2022:
Real estate loans:
Residential properties	$2,637	$5,674	$(5)	$—	$8,306
Commercial properties	17,049	(8,335)	—	—	8,714
Land and construction	1,995	(1,831)	—	—	164
Commercial and industrial loans	11,992	4,804	(711)	436	16,521
Consumer loans	103	(73)	(4)	—	26
Total	$33,776	$239	$(720)	$436	$33,731

On January 1, 2020, we adopted a new accounting standard, commonly referred to as “CECL”, which replaces the “incurred loss” approach with an “expected loss” model over the life of the loan, as further described in Note 1 Summary of Significant Accounting Policies of the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022. The allowance for credit losses for loans totaled $31.5 million as of June 30, 2023, compared to $33.7 million as of December 31, 2022. Our ACL for loans represented 0.30% of total loans outstanding as of June 30, 2023 compared to 0.31% of total loans outstanding as of December 31, 2022. The ACL for loans decreased $2.2 million as of June 30, 2023 compared to December 31, 2022. Activity for the six months ended June 30, 2023 included an increase in provision for credit losses of $0.1 million, charge-offs of $3.1 million, and recoveries of $0.9 million.

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

The following table presents the balance in the ACL and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total

June 30, 2023:
Allowance for credit losses:
Real estate loans:
Residential properties	$87	$8,147	$8,234
Commercial properties	1,003	4,250	5,253
Land and construction	—	287	287
Commercial and industrial loans	933	16,757	17,690
Consumer loans	—	21	21
Total	$2,023	$29,462	$31,485
Loans:
Real estate loans:
Residential properties	$4,027	$6,265,212	$6,269,239
Commercial properties	20,848	1,048,805	1,069,653
Land and construction	—	158,326	158,326
Commercial and industrial loans	4,405	3,079,945	3,084,350
Consumer loans	—	3,633	3,633
Total	$29,280	$10,555,921	$10,585,201

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total
December 31, 2022:
Allowance for credit losses:
Real estate loans:
Residential properties	$87	$8,219	$8,306
Commercial properties	1,834	6,880	8,714
Land and construction	—	164	164
Commercial and industrial loans	3,122	13,399	16,521
Consumer loans	—	26	26
Total	$5,043	$28,688	$33,731
Loans:
Real estate loans:
Residential properties	$3,479	$6,373,745	$6,377,224
Commercial properties	34,278	1,167,785	1,202,063
Land and construction	—	157,630	157,630
Commercial and industrial loans	9,397	2,975,361	2,984,758
Consumer loans	—	4,518	4,518
Total	$47,154	$10,679,039	$10,726,193

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

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of FFI common stock. The remaining balances of the Company’s lines of credit available to draw down totaled $3.4 billion at June 30, 2023.

Cash Flows Provided by Operating Activities. During the six months ended June 30, 2023, operating activities provided net cash of $25.4 million, primarily due to net income of $11.5 million and a decrease in other assets of $9.5 million.  The net income of $11.5 million provided by operating activities consisted of the net loss of $203.8 million for the six months ended June 30, 2023 excluding the non-cash goodwill impairment charge of $215.3 million.  During the six months ended June 30, 2022, operating activities provided net cash of $70.4 million, primarily due to net income of $64 million and a net increase of $5 million in accounts payable and other liabilities.

Cash Flows Used in Investing Activities. During the six months ended June 30, 2023, investing activities provided net cash of $201.9 million, primarily due to a $137.9 million net decrease in loans, $63.8 million in cash received in principal collection and maturities of securities, and $5.9 million received from the sale of FHLB and FRB stock, offset by $2.6 million in purchases of premises and equipment.  During the six months ended June 30, 2022, investing activities used net cash of $2.0 billion, primarily due to a $2.0 billion net increase in loans, and $171.9 million in purchases of securities HTM, offset partially by $175.3 million in cash received in principal collection and maturities of securities.

Cash Flows Provided by Financing Activities. During the six months ended June 30, 2023, financing activities provided net cash of $42.2 million, consisting primarily of a net increase of $444.4 million in deposits, offset by a net decrease in FHLB and other advances of $295 million, a $99.4 million net decrease in repurchase agreements, and $7.3 million in dividends paid.  During the six months ended June 30, 2022, financing activities provided net cash of $993.3 million, consisting primarily of a net increase of $726.8 million in deposits, $149 million net increase in FHLB and other advances and a $148 million net increase in subordinated debt, offset partially by $18.5 million net paydowns in our line of credit, and $12.4 million in dividends paid.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2023 and December 31, 2022, the loan-to-deposit ratios at FFB were 97.9% and 103.5%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of June 30, 2023:

(dollars in thousands)
Commitments to fund new loans	$2,140
Commitments to fund under existing loans, lines of credit	1,177,264
Commitments under standby letters of credit	21,188

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of June 30, 2023, FFB was obligated on $315 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $300 million of deposits from the State of California.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
June 30, 2023:
CET1 capital ratio	$934,936	9.60%	$438,443	4.50%
Tier 1 leverage ratio	934,936	6.97%	536,845	4.00%
Tier 1 risk-based capital ratio	934,936	9.60%	584,590	6.00%
Total risk-based capital ratio	1,146,058	11.76%	779,453	8.00%

December 31, 2022:
CET1 capital ratio	$931,125	9.18%	$456,603	4.50%
Tier 1 leverage ratio	931,125	7.44%	500,327	4.00%
Tier 1 risk-based capital ratio	931,125	9.18%	608,804	6.00%
Total risk-based capital ratio	1,145,765	11.29%	811,739	8.00%

FFB
June 30, 2023:
CET1 capital ratio	$1,099,465	11.34%	$436,248	4.50%	$630,136	6.50%
Tier 1 leverage ratio	1,099,465	8.21%	535,637	4.00%	669,547	5.00%
Tier 1 risk-based capital ratio	1,099,465	11.34%	581,664	6.00%	775,552	8.00%
Total risk-based capital ratio	1,137,220	11.73%	775,552	8.00%	969,441	10.00%

December 31, 2022:
CET1 capital ratio	$1,070,648	10.60%	$454,655	4.50%	$656,724	6.50%
Tier 1 leverage ratio	1,070,648	8.59%	498,725	4.00%	623,400	5.00%
Tier 1 risk-based capital ratio	1,070,648	10.60%	606,207	6.00%	808,276	8.00%
Total risk-based capital ratio	1,111,952	11.01%	808,276	8.00%	1,010,345	10.00%

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

As of June 30, 2023, the amount of capital at FFB in excess of amounts required to be well capitalized for purposes of the prompt corrective action regulations was $469 million for the CET1 capital ratio, $430 million for the Tier 1 Leverage Ratio, $324 million for the Tier 1 risk-based capital ratio and $168 million for the Total risk-based capital ratio.

During the six months ended June 30, 2023, the Company paid a total of $7.3 million in dividends consisting of $6.2 million ($0.11 per common share) for the fourth quarter of 2022 which was declared and paid in the first quarter of 2023 and $1.1 million ($0.02 per common share) for the first quarter of 2023 which was declared in the first quarter of 2023 and paid in the second quarter of 2023.  On July 27, 2023, the Board of Directors of the Company declared a quarterly cash dividend of $0.02 per common share, to be paid on August 17, 2023 to shareholders of record as of the close of business on August 7, 2023.  The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business – Supervision and Regulation – Dividends and Stock Repurchases” in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2022.  Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve-month period.  We paid $24.8 million in dividends ($0.44 per share) in 2022.

We had no material commitments for capital expenditures as of June 30, 2023.  However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2023, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2022, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company may repurchase up to $75 million of its common stock. This plan has no stated expiration date. This stock repurchase program replaces and supersedes the stock repurchase program approved by the Board of Directors on October 30, 2018, which had authorized the Company to repurchase up to 2,200,000 shares of its common stock, and which no additional shares were repurchased during the three months ended June 30, 2023.

ITEM 5.OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408© of Regulation S-K) during the second quarter of 2023.

ITEM 6.EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2022).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 29, 2023).

31.1(1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC. (Registrant)

Dated: August 8, 2023	By:	/s/ AMY DJOU
Amy Djou
Executive Vice President and Interim Chief Financial Officer

S-1