Form 10-Q
period 2023-09-30
First Foundation Inc.
filed 2023-11-08
CIK 1413837

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 001-36461

FIRST FOUNDATION INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-8639702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

200 Crescent Court, Suite 1400 Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 638-9636

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FFWM	New York Stock Exchange

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

As of November 2, 2023, the registrant had 56,443,774 shares of common stock, $0.001 par value per share, outstanding.

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2023	2022
	(unaudited)
ASSETS
Cash and cash equivalents	$818,501	$656,494

Securities available-for-sale ("AFS")	830,191	237,597
Securities held-to-maturity ("HTM")	800,742	862,544
Allowance for credit losses - investments	(8,490)	(11,439)
Net securities	1,622,443	1,088,702

Loans held for investment	10,283,353	10,726,193
Allowance for credit losses - loans	(29,195)	(33,731)
Net loans	10,254,158	10,692,462

Accrued interest receivable	51,303	51,359
Investment in FHLB stock	24,610	25,358
Deferred taxes	32,790	24,198
Premises and equipment, net	39,203	36,141
Real estate owned ("REO")	6,210	6,210
Goodwill	—	215,252
Core deposit intangibles	5,337	6,583
Other assets	197,009	211,420
Total Assets	$13,051,564	$13,014,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$10,812,194	$10,362,612
Borrowings	984,289	1,196,601
Subordinated debt	173,382	173,335
Accounts payable and other liabilities	162,492	147,253
Total Liabilities	12,132,357	11,879,801

Shareholders’ Equity
Common Stock	56	56
Additional paid-in-capital	720,356	719,606
Retained earnings	216,591	426,659
Accumulated other comprehensive loss	(17,796)	(11,943)
Total Shareholders’ Equity	919,207	1,134,378
Total Liabilities and Shareholders’ Equity	$13,051,564	$13,014,179

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED INCOME STATEMENTS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Interest income:
Loans	$124,363	$100,978	$368,477	$255,037
Securities	10,600	6,752	24,263	19,733
FHLB Stock, fed funds sold and interest-bearing deposits	9,802	1,016	34,353	3,091
Total interest income	144,765	108,746	427,093	277,861

Interest expense:
Deposits	84,814	15,595	219,886	25,293
Borrowings	6,158	3,686	42,280	3,881
Subordinated debt	1,720	1,793	5,115	4,716
Total interest expense	92,692	21,074	267,281	33,890

Net interest income	52,073	87,672	159,812	243,971

Provision (reversal) for credit losses	(2,015)	(22)	(711)	(641)

Net interest income after provision for credit losses	54,088	87,694	160,523	244,612

Noninterest income:
Asset management, consulting and other fees	8,812	8,975	26,624	29,065
Other income	2,886	3,209	8,851	11,946
Total noninterest income	11,698	12,184	35,475	41,011

Noninterest expense:
Compensation and benefits	19,632	29,531	65,944	86,986
Occupancy and depreciation	9,253	9,594	27,331	26,975
Professional services and marketing costs	3,748	3,039	11,685	9,486
Customer service costs	24,683	13,560	60,402	19,959
Goodwill impairment	—	—	215,252	—
Other expenses	6,890	4,618	15,696	13,359
Total noninterest expense	64,206	60,342	396,310	156,765

Income (loss) before income taxes	1,580	39,536	(200,312)	128,858
Income tax (benefit) expense	(600)	10,530	1,300	35,700
Net income (loss)	$2,180	$29,006	$(201,612)	$93,158

Net income (loss) per share:
Basic	$0.04	$0.51	$(3.57)	$1.65
Diluted	$0.04	$0.51	$(3.57)	$1.65
Shares used in computation:
Basic	56,443,539	56,387,451	56,417,252	56,441,305
Diluted	56,449,720	56,447,901	56,417,252	56,510,883

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENT OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
	Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2022	56,325,242	$56	$719,606	$426,659	$(11,943)	$1,134,378
Net loss	—	—	—	(201,612)	—	(201,612)
Other comprehensive loss	—	—	—	—	(5,853)	(5,853)
Stock based compensation	—	—	1,129	—	—	1,129
Cash dividend	—	—	—	(8,456)	—	(8,456)
Issuance of common stock:
Exercise of options	19,500	—	157	—	—	157
Stock grants – vesting of restricted stock units	134,386	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(35,354)		(536)			(536)
Balance: September 30, 2023	56,443,774	$56	$720,356	$216,591	$(17,796)	$919,207

Balance: June 30, 2023	56,443,070	$56	$719,779	$215,540	$(19,841)	$915,534
Net income	—	—	—	2,180	—	2,180
Other comprehensive income	—	—	—	—	2,045	2,045
Stock based compensation	—	—	577	—	—	577
Cash dividend	—	—	—	(1,129)	—	(1,129)
Issuance of common stock:
Stock grants – vesting of restricted stock units	1,000	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(296)	—	—	—	—	—
Balance: September 30, 2023	56,443,774	$56	$720,356	$216,591	$(17,796)	$919,207

Balance: December 31, 2021	56,432,070	$56	$720,744	$340,976	$2,275	$1,064,051
Net income	—	—	—	93,158	—	93,158
Other comprehensive loss	—	—	—	—	(15,828)	(15,828)
Stock based compensation	—	—	2,770	—	—	2,770
Cash dividend	—	—	—	(18,627)	—	(18,627)
Issuance of common stock:
Exercise of options	2,000	—	18	—	—	18
Stock grants – vesting of restricted stock units	134,374	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(43,190)	—	(1,120)	—	—	(1,120)
Stock repurchase	(137,583)	—	(2,457)	—	—	(2,457)
Balance: September 30, 2022	56,387,671	$56	$719,955	$415,507	$(13,553)	$1,121,965

Balance: June 30, 2022	56,386,914	$56	$719,222	$392,704	$(9,073)	$1,102,909
Net income	—	—	—	29,006	—	29,006
Other comprehensive loss	—	—	—	—	(4,480)	(4,480)
Stock based compensation	—	—	733	—	—	733
Cash dividend	—	—	—	(6,203)	—	(6,203)
Issuance of common stock:
Stock grants – vesting of restricted stock units	1,000	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(243)	—	—	—	—	—
Balance: September 30, 2022	56,387,671	$56	$719,955	$415,507	$(13,553)	$1,121,965

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME - UNAUDITED

(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$2,180	$29,006	$(201,612)	$93,158
Other comprehensive income (loss):
Unrealized holding gains (losses) on securities arising during the period	2,846	(6,257)	(11,086)	(7,812)
Credit loss expense	(85)	293	1,392	1,120
Other comprehensive income (loss) before tax	2,761	(5,964)	(9,694)	(6,692)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(716)	1,484	3,841	(9,136)
Other comprehensive income (loss)	2,045	(4,480)	(5,853)	(15,828)
Total comprehensive income (loss)	$4,225	$24,526	$(207,465)	$77,330

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Nine Months Ended
	September 30,
	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(201,612)	$93,158
Adjustments to reconcile net income to net cash provided by operating activities:
Goodwill impairment	215,252	—
Provision for credit losses - loans	(1,733)	(1,761)
Provision for credit losses - securities AFS	1,022	1,120
Stock–based compensation expense	1,129	2,770
Depreciation and amortization	3,240	3,056
Deferred tax (benefit) expense	(5,756)	944
Amortization of (discount) premium on securities	(2,783)	2,392
Amortization of core deposit intangible	1,246	1,458
Amortization of mortgage servicing rights - net	1,667	1,566
Amortization of OCI - securities transfer to HTM	1,005	(851)
Valuation allowance on mortgage servicing rights - net	(1,441)	(747)
Decrease (increase) in accrued interest receivable and other assets	15,262	(32,636)
Increase in accounts payable and other liabilities	13,955	29,772
Net cash provided by operating activities	40,453	100,241
Cash Flows from Investing Activities:
Net decrease (increase) in loans	438,567	(2,947,628)
Purchase of premises and equipment	(6,303)	(4,007)
Disposals of premises and equipment	—	3,388
Recovery of allowance for credit losses	1,735	355
Purchases of securities AFS	(617,506)	(398)
Purchases of securities HTM	—	(171,852)
Maturities of securities AFS	13,668	24,775
Maturities of securities HTM	62,164	202,899
Net decrease (increase) in FHLB stock	748	(12,954)
Proceeds from BOLI policy	—	326
Net cash used in investing activities	(106,927)	(2,905,096)
Cash Flows from Financing Activities:
Increase in deposits	449,582	737,896
Net (decrease) increase in FHLB & other advances	(105,000)	1,144,000
Net decrease in line of credit	(8,000)	(18,500)
Net increase in subordinated debt	47	147,623
Net (decrease) increase in repurchase agreements	(99,313)	13,206
Gain on sale leaseback	—	(1,123)
Dividends paid	(8,456)	(18,627)
Proceeds from exercise of stock options	157	18
Repurchase of stock	(536)	(3,577)
Net cash provided by financing activities	228,481	2,000,916
Increase (decrease) in cash and cash equivalents	162,007	(803,939)
Cash and cash equivalents at beginning of year	656,494	1,121,757
Cash and cash equivalents at end of period	$818,501	$317,818
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$—	$31,016
Interest	223,654	32,078
Noncash transactions:
Transfer of securities from available-for-sale to held-to-maturity	—	916,777
Goodwill acquisition adjustment	—	1,623
Right of use lease assets and liabilities recognized	1,019	21,649
Chargeoffs against allowance for credit losses - loans	4,273	372
Chargeoffs against allowance for credit losses - securities	3,971	—

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

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

The accompanying unaudited consolidated financial statements include the accounts of the Company as of September 30, 2023 and December 31, 2022, and for the nine months ended September 30, 2023 and 2022, and include all information and footnotes required for interim financial reporting presentation.  All intercompany accounts and transactions have been eliminated in consolidation. The results for the 2023 interim periods are not necessarily indicative of the results expected for the full year.  These financial statements assume that readers have read the most recent Annual Report on Form 10-K filed with the SEC which contains the latest available audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2022.

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

In March 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force) which permits reporting entities to elect to account

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method, which was previously allowed only for low-income housing tax credit (“LIHTC”) investments, if certain conditions are met.  The proportional amortization method recognizes the amortization of the cost of the investment as a component of income tax expense.  The provisions of this update are effective for interim and annual periods beginning after December 15, 2023.  Early adoption is permitted.  Currently, the Company’s holdings of tax credit program investments are limited to LIHTC investments, for which it already uses the proportional amortization method.  Therefore, ASU 2023-02 is not expected to have a material impact on the Company’s consolidated financial statements.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2023:
Investment securities available for sale:
Collateralized mortgage obligations	$7,541	$—	$7,541	$—
Agency mortgage-backed securities	232,848	—	232,848	—
Municipal bonds	44,152	—	44,152	—
SBA securities	14,696	—	14,696	—
Beneficial interests in FHLMC securitization	7,351	—	—	7,351
Corporate bonds	121,462	—	121,462	—
U.S. Treasury	393,651	393,651	—	—
Investment in equity securities	9,774	—	—	9,774
Total assets at fair value on a recurring basis	$831,475	$393,651	$420,699	$17,125

December 31, 2022:
Investment securities available for sale:
Collateralized mortgage obligations	$8,615	$—	$8,615	$—
Agency mortgage-backed securities	7,576	—	7,576	—
Municipal bonds	46,790	—	46,790	—
SBA securities	18,955	—	18,955	—
Beneficial interests in FHLMC securitization	7,981	—	—	7,981
Corporate bonds	135,013	—	135,013	—
U.S. Treasury	1,228	1,228	—	—
Investment in equity securities	9,767	—	—	9,767
Total assets at fair value on a recurring basis	$235,925	$1,228	$216,949	$17,748

The decrease in Level 3 assets from December 31, 2022 was primarily due to securitization paydowns and the write-off of several interest-only strip securities in the year to date period ended September 30, 2023.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3. The total amortized cost basis of collateral dependent loans was $5.5 million and $6.5 million at September 30, 2023 and

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

December 31, 2022, respectively.  Specific reserves related to these loans totaled $1.0 million and $0.6 million at September 30, 2023 and December 31, 2022, respectively.

Real Estate Owned. The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of September 30, 2023 included prepayment rates ranging from 20% to 30% and a discount rate of 10%.  Mortgage servicing rights net of valuation allowance totaled $5.6 million and $5.9 million at September 30, 2023 and December 31, 2022, respectively and is classified as a component of other assets in the accompanying balance sheets.

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

The following methods and assumptions were used to estimate the fair value of certain financial instruments:

Cash and Cash Equivalents. The fair value of cash and cash equivalents approximates its carrying value.

Interest-Bearing Deposits with Financial Institutions.  The fair values of interest-bearing deposits maturing within ninety days approximate their carrying values.  These financial instruments are classified as a component of cash and cash equivalents in the accompanying consolidated balance sheets.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

Investment Securities.  Investment securities classified as available-for-sale are measured at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon external third party models, and management judgment and evaluation for valuation. Level 1 investment securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 investment securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Investment securities classified as Level 3 include beneficial interests in FHLMC securitizations. Significant assumptions in the valuation of these Level 3 securities as of September 30, 2023 included prepayment rates ranging from 30% to 45% and discount rates ranging from 9.18% to 10.91%.  Significant assumptions in the valuation of these Level 3 securities as of December 31, 2022 included prepayment rates ranging from 35% to 45% and discount rates ranging from 7.69% to 10%.

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

Accrued Interest Receivable. The fair value of accrued interest receivable on loans and investment securities approximates its carrying value.

Deposits. The fair value of demand deposits, savings deposits, and money market deposits is defined as the amounts payable on demand. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

Borrowings. The fair value of borrowings in the form of overnight FHLB advances, federal funds purchased, holding company line of credit advances, and repurchase agreements approximate fair value because of their short-term maturity and are classified as  Level 1 instruments.  The fair value of borrowings in the form of term FHLB advances and FHLB putable advances also approximates fair value, and are classified as Level 2 instruments.

Subordinated debt.  The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company resulting in a Level 3 classification.

Accrued Interest Payable.  The fair value of accrued interest payable on deposits, borrowings, and subordinated debt approximates its carrying value.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

The carrying amounts and estimated fair values of financial instruments are as follows as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
September 30, 2023:
Assets:
Cash and cash equivalents	$818,501	$818,501	$—	$—	$818,501
Securities AFS, net	821,701	393,651	420,699	7,351	821,701
Securities HTM	800,742	—	694,496	—	694,496
Loans, net	10,254,158	—	—	9,818,852	9,818,852
Investment in FHLB stock	24,610	—	24,610	—	24,610
Investment in equity securities	9,774	—	—	9,774	9,774
Accrued interest receivable	51,303	51,303	—	—	51,303
Liabilities:
Deposits	$10,812,194	$7,833,509	$2,949,392	$—	$10,782,901
Borrowings	984,289	84,289	900,000	—	984,289
Subordinated debt	173,382	—	—	132,928	132,928
Accrued interest payable	43,616	43,616	—	—	43,616

December 31, 2022:
Assets:
Cash and cash equivalents	$656,494	$656,494	$—	$—	$656,494
Securities AFS, net	226,158	1,228	216,949	7,981	226,158
Securities HTM	862,544	—	773,061	—	773,061
Loans, net	10,692,462	—	—	10,354,052	10,354,052
Investment in FHLB stock	25,358	—	25,358	—	25,358
Investment in equity securities	9,767	—	—	9,767	9,767
Accrued interest receivable	51,359	51,359	—	—	51,359
Liabilities:
Deposits	$10,362,612	$8,483,770	$1,865,502	$—	$10,349,272
Borrowings	1,196,601	1,176,601	—	—	1,176,601
Subordinated debt	173,335	—	—	153,121	153,121
Accrued interest payable	9,997	9,997	—	—	9,997

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
September 30, 2023:
Collateralized mortgage obligations	$9,084	$—	$(1,543)	$—	$7,541
Agency mortgage-backed securities	234,305	—	(1,457)	—	232,848
Municipal bonds	49,579	—	(5,426)	(1)	44,152
SBA securities	14,807	2	(113)	—	14,696
Beneficial interests in FHLMC securitization	14,696	89	(336)	(7,098)	7,351
Corporate bonds	138,897	—	(16,044)	(1,391)	121,462
U.S. Treasury	394,004	—	(353)	—	393,651
Total	$855,372	$91	$(25,272)	$(8,490)	$821,701

December 31, 2022:
Collateralized mortgage obligations	$9,865	$—	$(1,250)	$—	$8,615
Agency mortgage-backed securities	8,161	—	(585)	—	7,576
Municipal bonds	50,232	—	(3,442)	—	46,790
SBA securities	19,090	3	(138)	—	18,955
Beneficial interests in FHLMC securitization	19,415	108	(103)	(11,439)	7,981
Corporate bonds	145,024	—	(10,011)	—	135,013
U.S. Treasury	1,298	1	(71)	—	1,228
Total	$253,085	$112	$(15,600)	$(11,439)	$226,158

As of September 30, 2023, U.S. Treasury securities of $393.7 million included in the table above are pledged as collateral to the States of California and Florida to meet regulatory requirements related to the Bank’s trust operations, and $225.7 million of agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitizations agreements entered into from 2018 and 2021.  A total of $71.0 million in SBA and agency mortgage-backed securities are pledged as collateral for repurchase agreements. A total of $880.7 million in SBA and agency mortgage-backed securities, corporate and municipal bonds, and loans are pledged as collateral to the Federal Reserve Bank’s discount window and bank term funding program from which the Bank may borrow.

The following table provides a summary of the Company’s securities HTM portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
September 30, 2023:
Agency mortgage-backed securities	$800,742	$—	$(106,246)	$—	$694,496
Total	$800,742	$—	$(106,246)	$—	$694,496

December 31, 2022:
Agency mortgage-backed securities	$862,544	$—	$(89,483)	$—	$773,061
Total	$862,544	$—	$(89,483)	$—	$773,061

In 2022, the Company transferred $917 million in securities AFS to securities HTM. The securities were transferred at their amortized cost basis, net of any remaining unrealized gain or loss reported in accumulated other comprehensive income. The related unrealized gain (or loss) of $0.6 million included in other comprehensive income remained in other comprehensive income to be amortized, with an offsetting entry to interest income as a yield adjustment

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

through earnings over the remaining term of the securities. Subsequent to transfer, the allowance for credit losses (“ACL”) on these securities was evaluated under the accounting policy for securities HTM. The securities HTM portfolio consists solely of agency-backed MBS securities in which the Company has reason to believe the credit loss exposure is remote, as these securities are guaranteed by a U.S. government sponsored entity (“GSE”).  As such, the ACL related to the securities HTM portfolio was zero at September 30, 2023 and December 31, 2022, respectively.

We monitor the credit quality of the securities in the investment portfolios by evaluating various quantitative attributes. The credit quality indicators the Company monitors include, but are not limited to, credit ratings of individual securities and the credit rating of government sponsored enterprises that guarantee the securities. Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk. As of September 30, 2023, all of the Company’s securities were either investment grade or were issued by a U.S. government agency or a U.S. government sponsored enterprise with an investment grade rating.

The tables below indicate the gross unrealized losses and fair values of our investments AFS, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$—	$—	$7,541	$(1,543)	$7,541	$(1,543)
Agency mortgage-backed securities	226,833	(878)	6,016	(579)	232,849	(1,457)
Municipal bonds	3,417	(198)	40,735	(5,228)	44,152	(5,426)
SBA securities	1,069	(1)	12,616	(112)	13,685	(113)
Beneficial interests in FHLMC securitization	—	—	4,093	(336)	4,093	(336)
Corporate bonds	15,000	—	107,853	(16,044)	122,853	(16,044)
U.S. Treasury	392,819	(286)	831	(67)	393,650	(353)
Total temporarily impaired securities	$639,138	$(1,363)	$179,685	$(23,909)	$818,823	$(25,272)

	Securities with Unrealized Loss at December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$2	$—	$8,613	$(1,250)	$8,615	$(1,250)
Agency mortgage-backed securities	6,882	(525)	696	(60)	7,578	(585)
Municipal bonds	44,971	(3,244)	1,819	(198)	46,790	(3,442)
SBA securities	17,237	(137)	121	(1)	17,358	(138)
Beneficial interests in FHLMC securitization	4,217	(103)	—	—	4,217	(103)
Corporate bonds	108,056	(6,476)	26,957	(3,535)	135,013	(10,011)
U.S. Treasury	376	(23)	451	(48)	827	(71)
Total temporarily impaired securities	$181,741	$(10,508)	$38,657	$(5,092)	$220,398	$(15,600)

Unrealized losses in agency mortgage backed securities, beneficial interests in FHLMC securitizations, and other securities have not been recognized into income because the issuer bonds are of high credit quality, management does not intend to sell the securities, it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, and the decline in fair value is largely due to changes in discount rates and assumptions regarding future interest rates. The fair value is expected to recover as the bonds approach maturity.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

The tables below indicate the gross unrecognized losses and fair values of our securities HTM portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrecognized loss position.

	Securities with Unrecognized Loss at September 30, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$—	$—	$694,496	$(106,246)	$694,496	$(106,246)
Total temporarily impaired securities	$—	$—	$694,496	$(106,246)	$694,496	$(106,246)

	Securities with Unrecognized Loss at December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$394,619	$(37,418)	$378,442	$(52,065)	$773,061	$(89,483)
Total temporarily impaired securities	$394,619	$(37,418)	$378,442	$(52,065)	$773,061	$(89,483)

The following is a rollforward of the Company’s allowance for credit losses related to investments for the following periods:

	Beginning	Provision (Reversal)			Ending
(dollars in thousands)	Balance	for Credit Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2023:
Municipal bonds	$—	$1	$—	$—	$1
Beneficial interests in FHLMC securitization	7,058	40	—	—	7,098
Corporate bonds	1,477	(86)	—	—	1,391
Total	$8,535	$(45)	$—	$—	$8,490

Nine Months Ended September 30, 2023:
Municipal bonds	$—	$1	$—	$—	$1
Beneficial interests in FHLMC securitization	11,439	(370)	(3,971)	—	7,098
Corporate bonds	—	1,391	—	—	1,391
Total	$11,439	$1,022	$(3,971)	$—	$8,490

Year Ended December 31, 2022:
Municipal bonds	$—	$—	$—	$—	$—
Beneficial interests in FHLMC securitization	10,399	1,040	—	—	11,439
Corporate bonds	—	—	—	—	—
Total	$10,399	$1,040	$—	$—	$11,439

During the three and nine months ended September 30, 2023, the Company recorded a provision (reversal) for credit losses of ($45) thousand and $1.0 million, respectively.  During the three and nine months ended September 30, 2023, the Company recorded charge-offs of $0 and $4.0 million, respectively related to several interest-only strip securities.

The ACL on investment securities is determined for both held-to-maturity and available-for-sale classifications of the investment portfolio in accordance with ASC 326, and is evaluated on a quarterly basis. The ACL for held-to-

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

maturity investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. Under ASC 326-20, for investment securities where the Company has reason to believe the credit loss exposure is remote, such as those guaranteed by the U.S. government or government sponsored entities, a zero loss expectation is applied and a company is not required to estimate and recognize an ACL.

For securities AFS in an unrealized loss position, the Company first evaluates whether it intends to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the security amortized cost basis is written down to fair value through income. If neither criteria is met, the Company is required to assess whether the decline in fair value has resulted from credit losses or noncredit-related factors. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security, and (v) the ability of the issuer of the security to make scheduled principal and interest payments. If, after considering these factors, the present value of expected cash flows to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist, the Company records the decline in fair value through other comprehensive income, net of related income tax effects. The Company has made the election to exclude accrued interest receivable on securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.  On a quarterly basis, the Company engages with an independent third party to perform an analysis of expected credit losses for its municipal and corporate bond securities in order to supplement our own internal review.  The analysis for the quarter-ended September 30, 2023 concluded and the Company concurred that seventeen corporate bond securities and one municipal bond security were impacted by credit loss, compared to eighteen corporate bond securities impacted by credit loss for the quarter-ended June 30, 2023, which resulted in a reversal of the allowance for credit losses of $85 thousand for the quarter-ended September 30, 2023.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

The scheduled maturities of securities AFS and the related weighted average yields by contractual maturity date were as follows for the periods indicated:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
September 30, 2023
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$514	$8,570	$9,084
Agency mortgage-backed securities	—	4,960	—	229,345	234,305
Municipal bonds	—	9,676	36,202	3,701	49,579
SBA securities	1	1,119	645	13,042	14,807
Beneficial interests in FHLMC securitization	—	8,958	—	5,738	14,696
Corporate bonds	5,026	45,441	82,901	5,529	138,897
U.S. Treasury	392,706	1,298	—	—	394,004
Total	$397,733	$71,452	$120,262	$265,925	$855,372
Weighted average yield	5.19%	5.45%	3.28%	5.86%	5.15%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$452	$7,089	$7,541
Agency mortgage-backed securities	—	4,627	—	228,221	232,848
Municipal bonds	—	8,948	32,388	2,817	44,153
SBA securities	1	1,110	643	12,942	14,696
Beneficial interests in FHLMC securitization	—	8,958	—	5,491	14,449
Corporate bonds	4,951	44,368	69,792	3,742	122,853
U.S. Treasury	392,425	1,226	—	—	393,651
Total	$397,377	$69,237	$103,275	$260,302	$830,191

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2022
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$686	$9,179	$9,865
Agency mortgage-backed securities	—	4,384	2,107	1,670	8,161
Municipal bonds	301	8,002	34,501	7,428	50,232
SBA securities	14	1,402	1,278	16,396	19,090
Beneficial interests in FHLMC securitization	—	9,860	—	9,555	19,415
Corporate bonds	6,006	28,993	104,494	5,531	145,024
U.S. Treasury	—	1,298	—	—	1,298
Total	$6,321	$53,939	$143,066	$49,759	$253,085
Weighted average yield	4.36%	3.96%	3.38%	1.91%	3.24%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$623	$7,992	$8,615
Agency mortgage-backed securities	—	4,133	1,960	1,483	7,576
Municipal bonds	299	7,565	32,690	6,236	46,790
SBA securities	14	1,395	1,272	16,274	18,955
Beneficial interests in FHLMC securitization	—	9,860	—	9,560	19,420
Corporate bonds	6,001	28,022	96,734	4,256	135,013
U.S. Treasury	—	1,228	—	—	1,228
Total	$6,314	$52,203	$133,279	$45,801	$237,597

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

The scheduled maturities of securities HTM and the related weighted average yields by contractual maturity date were as follows for the periods indicated:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
September 30, 2023
Amortized Cost:
Agency mortgage-backed securities	$—	$3,465	$14,411	$782,866	$800,742
Total	$—	$3,465	$14,411	$782,866	$800,742
Weighted average yield	—%	0.84%	1.36%	2.28%	2.25%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$3,183	$12,730	$678,583	$694,496
Total	$—	$3,183	$12,730	$678,583	$694,496

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
December 31, 2022
Amortized Cost:
Agency mortgage-backed securities	$—	$208	$17,689	$844,647	$862,544
Total	$—	$208	$17,689	$844,647	$862,544
Weighted average yield	—%	0.36%	1.12%	2.31%	2.28%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$192	$16,148	$756,721	$773,061
Total	$—	$192	$16,148	$756,721	$773,061

NOTE 4: LOANS

The following is a summary of our loans as of:

	September 30,	December 31,
(dollars in thousands)	2023	2022
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$5,240,385	$5,341,596
Single family	960,139	1,016,498
Total real estate loans secured by residential properties	6,200,524	6,358,094
Commercial properties	1,043,930	1,203,292
Land and construction	141,216	158,565
Total real estate loans	7,385,670	7,719,951
Commercial and industrial loans	2,877,441	2,984,748
Consumer loans	3,545	4,481
Total loans	10,266,656	10,709,180
Premiums, discounts and deferred fees and expenses	16,697	17,013
Total	$10,283,353	$10,726,193

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
September 30, 2023:
Real estate loans:
Residential properties	$511	$15,660	$—	$1,066	$17,237	$6,202,405	$6,219,642
Commercial properties	8,704	—	2,171	3,015	13,890	1,029,215	1,043,105
Land and construction	—	—	—	—	—	140,665	140,665
Commercial and industrial loans	3,277	666	—	3,017	6,960	2,869,360	2,876,320
Consumer loans	160	—	—	—	160	3,461	3,621
Total	$12,652	$16,326	$2,171	$7,098	$38,247	$10,245,106	$10,283,353

Percentage of total loans	0.12%	0.16%	0.02%	0.07%	0.37%

December 31, 2022:
Real estate loans:
Residential properties	$511	$57	$—	$2,556	$3,124	$6,374,100	$6,377,224
Commercial properties	15,000	946	1,213	4,547	21,706	1,180,357	1,202,063
Land and construction	—	—	—	—	—	157,630	157,630
Commercial and industrial loans	385	1,495	982	3,228	6,090	2,978,668	2,984,758
Consumer loans	—	167	—	—	167	4,351	4,518
Total	$15,896	$2,665	$2,195	$10,331	$31,087	$10,695,106	$10,726,193

Percentage of total loans	0.15%	0.02%	0.02%	0.10%	0.29%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
September 30, 2023:
Real estate loans:
Residential properties	$710	$356
Commercial properties	—	3,015
Commercial and industrial loans	2,552	466
Consumer loans	—	—
Total	$3,262	$3,837

December 31, 2022:
Real estate loans:
Residential properties	$—	$2,556
Commercial properties	—	4,547
Commercial and industrial loans	2,016	1,212
Total	$2,016	$8,315

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

For the Nine Months Ended September 30, 2023 - UNAUDITED

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

The following table presents our loan modifications made to borrowers experiencing financial difficulty by type of modification for the nine months ended September 30, 2023 with related amortized cost balances, respective percentage share of the total class of loans, and the related financial effect:

	September 30, 2023:
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	$5,770	0.20%	1 loan with 3-month term extension
Total	$5,770

	Payment Deferrals
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	$400	—%	4 loans each with partial payment deferrals for 3 months
Total	$400

	Combination
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial real estate loans	$645	0.10%	1 loan with 10 year term extension and interest reduction
Total	$645

	Total
	Amortized Cost Basis	% of Total Class of Loans
Commercial real estate loans	$645	0.10%
Commercial and industrial loans	$6,170	0.20%
Total	$6,815

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

The following table presents the amortized cost basis of loans that had a payment default since modification during the nine months ended September 30, 2023:

	September 30, 2023:
	Payment Deferrals
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	1	$1,339
Total	1	$1,339

	Combination
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	1	$950
Total	1	$950

	Total
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	2	2,289
Total	$2	$2,289

The following table presents the payment status of our loan modifications made during the nine months ended September 30, 2023:

		30-89 Days	90+ Days
(dollars in thousands)	Current	Past Due	Past Due	Total
September 30, 2023:
Commercial real estate loans	$645	$—	$—	$645
Commercial and industrial loans	6,170	—	2,289	8,459
Total	$6,815	$—	$2,289	$9,104

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

NOTE 5: ALLOWANCE FOR CREDIT LOSSES

The following is a rollforward of the allowance for credit losses related to loans for the following periods:

		Provision
	Beginning	(Reversal) for			Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three Months Ended September 30, 2023:
Real estate loans:
Residential properties	$8,234	$140	$—	$—	$8,374
Commercial properties	5,253	(979)	—	—	4,274
Land and construction	287	(13)	—	—	274
Commercial and industrial loans	17,690	(1,070)	(1,183)	814	16,251
Consumer loans	21	—	—	1	22
Total	$31,485	$(1,922)	$(1,183)	$815	$29,195

Nine Months Ended September 30, 2023:
Real estate loans:
Residential properties	$8,306	$68	$—	$—	$8,374
Commercial properties	8,714	(4,191)	(249)	—	4,274
Land and construction	164	110	—	—	274
Commercial and industrial loans	16,521	2,019	(4,022)	1,733	16,251
Consumer loans	26	(4)	(2)	2	22
Total	$33,731	$(1,998)	$(4,273)	$1,735	$29,195

Year Ended December 31, 2022:
Real estate loans:
Residential properties	$2,637	$5,674	$(5)	$—	$8,306
Commercial properties	17,049	(8,335)	—	—	8,714
Land and construction	1,995	(1,831)	—	—	164
Commercial and industrial loans	11,992	4,804	(711)	436	16,521
Consumer loans	103	(73)	(4)	—	26
Total	$33,776	$239	$(720)	$436	$33,731

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total
September 30, 2023:
Allowance for credit losses:
Real estate loans:
Residential properties	$80	$8,294	$8,374
Commercial properties	268	4,006	4,274
Land and construction	—	274	274
Commercial and industrial loans	1,144	15,107	16,251
Consumer loans	—	22	22
Total	$1,492	$27,703	$29,195
Loans:
Real estate loans:
Residential properties	$1,952	$6,217,690	$6,219,642
Commercial properties	10,625	1,032,480	1,043,105
Land and construction	—	140,665	140,665
Commercial and industrial loans	3,828	2,872,492	2,876,320
Consumer loans	—	3,621	3,621
Total	$16,405	$10,266,948	$10,283,353

December 31, 2022:
Allowance for credit losses:
Real estate loans:
Residential properties	$87	$8,219	$8,306
Commercial properties	1,834	6,880	8,714
Land and construction	—	164	164
Commercial and industrial loans	3,122	13,399	16,521
Consumer loans	—	26	26
Total	$5,043	$28,688	$33,731
Loans:
Real estate loans:
Residential properties	$3,479	$6,373,745	$6,377,224
Commercial properties	34,278	1,167,785	1,202,063
Land and construction	—	157,630	157,630
Commercial and industrial loans	9,397	2,975,361	2,984,758
Consumer loans	—	4,518	4,518
Total	$47,154	$10,679,039	$10,726,193

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

For the Nine Months Ended September 30, 2023 - UNAUDITED

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

For the Nine Months Ended September 30, 2023 - UNAUDITED

The following tables present risk categories of loans based on year of origination, as of the periods shown.  In accordance with the adoption of ASU 2022-02 in January 2023, gross charge-off information is disclosed by vintage year (year of origination) on a prospective basis beginning in 2023:

							Revolving
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
September 30, 2023:
Loans secured by real estate:
Residential
Multifamily
Pass	$24,064	$2,356,617	$1,540,345	$781,098	$290,865	$245,232	$—	$5,238,221
Special mention	—	—	1,255	—	5,577	10,752	—	17,584
Substandard	—	—	—	—	—	—	—	—
Total	$24,064	$2,356,617	$1,541,600	$781,098	$296,442	$255,984	$—	$5,255,805
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Single family
Pass	$13,662	$260,643	$267,758	$92,856	$38,772	$213,131	$55,122	$941,944
Special mention	—	—	—	—	—	19,674	—	19,674
Substandard	—	—	—	—	—	1,806	413	2,219
Total	$13,662	$260,643	$267,758	$92,856	$38,772	$234,611	$55,535	$963,837
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$17,133	$220,871	$150,796	$123,193	$82,461	$410,961	$—	$1,005,415
Special mention	—	—	1,232	2,292	—	11,662	—	15,186
Substandard	—	—	117	608	11,515	10,264	—	22,504
Total	$17,133	$220,871	$152,145	$126,093	$93,976	$432,887	$—	$1,043,105
Gross charge-offs	$—	$—	$—	$—	$—	$249	$—	$249

Land and construction
Pass	$17,769	$44,271	$35,108	$35,626	$817	$7,074	$—	$140,665
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$17,769	$44,271	$35,108	$35,626	$817	$7,074	$—	$140,665
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$182,895	$1,096,699	$279,697	$132,636	$25,226	$27,138	$1,087,507	$2,831,798
Special mention	—	—	24,712	4,409	102	—	—	29,223
Substandard	—	215	1,039	496	1,347	479	11,723	15,299
Total	$182,895	$1,096,914	$305,448	$137,541	$26,675	$27,617	$1,099,230	$2,876,320
Gross charge-offs	$34	$1,047	$874	$538	$117	$48	$1,364	$4,022

Consumer
Pass	$218	$2	$797	$—	$304	$63	$2,237	$3,621
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$218	$2	$797	$—	$304	$63	$2,237	$3,621
Gross charge-offs	$—	$—	$—	$—	$—	$—	$2	$2

Total loans
Pass	$255,741	$3,979,103	$2,274,501	$1,165,409	$438,445	$903,599	$1,144,866	$10,161,664
Special mention	—	—	27,199	6,701	5,679	42,088	—	81,667
Substandard	—	215	1,156	1,104	12,862	12,549	12,136	40,022
Total	$255,741	$3,979,318	$2,302,856	$1,173,214	$456,986	$958,236	$1,157,002	$10,283,353
Gross charge-offs	$34	$1,047	$874	$538	$117	$297	$1,366	$4,273

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

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

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral.  Collateral dependent loans are evaluated individually to determine expected credit losses and any ACL allocation is determined based upon the amount by which amortized costs exceed the estimated fair value of the collateral, adjusted for estimated selling costs (if

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

applicable).  The following table presents the amortized cost basis of collateral dependent loans and the related ACL allocated to these loans as of the dates indicated:

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
September 30, 2023:
Loans secured by real estate:
Residential properties
Single family	$356	$—	$—	$356	$—
Commercial real estate loans	2,555	—	—	2,555	—
Commercial loans	—	250	2,290	2,540	958
Total	$2,911	$250	$2,290	$5,451	$958

December 31, 2022:
Loans secured by real estate:
Residential properties
Single family	$2,435	$—	$—	$2,435	$—
Commercial real estate loans	3,171	—	—	3,171	—
Commercial loans	—	250	638	888	630
Total	$5,606	$250	$638	$6,494	$630

NOTE 6: GOODWILL AND CORE DEPOSIT INTANGIBLES

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

The closure of three large regional banks during the six months ended June 30, 2023, coupled with the drastic change in macroeconomic conditions and persistent rate increases by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) caused a significant decline in bank stock prices including our own.  These triggering events required an updated assessment of our goodwill as of June 30, 2023, which concluded that our goodwill was impaired.  As a result, we recorded a goodwill impairment charge equal to our entire goodwill balance of $215.3 million in the second quarter of 2023 as the estimated fair value of equity was less than book value.  The updated assessment utilized three approaches, each receiving equal weighting: (1) the guideline public company (“GPC”) method which compares benchmarking data of the Company to a set of comparable GPCs; (2) the guideline transaction (“GT”) method utilizing financial results of the Company for the latest twelve months and comparing to publicly available transaction data, and (3) a discounted cash flow method, taking into consideration expectations of the Company’s growth and profitability going forward.  The goodwill impairment is a non-cash charge and has no impact on our regulatory capital ratios, cash flows, or liquidity position.

Other intangible assets are deemed to have definite useful lives and as such are amortized over their estimated useful lives to their estimated residual values.  Other intangible assets consist of core deposit intangible assets arising from whole bank acquisitions and are amortized on an accelerated method over their estimated useful lives, ranging from 7 to 10 years.  At September 30, 2023 and December 31, 2022, core deposit intangible assets totaled $5.3 million and $6.6 million, respectively, and we recognized $0.4 million and $0.5 million in core deposit intangible amortization expense for the three month periods ended September 30, 2023 and September 30, 2022, respectively.  Core deposit intangible

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

amortization expense for the nine month periods ended September 30, 2023 and September 30, 2022 totaled $1.2 million and $1.5 million, respectively.

NOTE 7: LOAN SALES AND MORTGAGE SERVICING RIGHTS

The Company retained servicing rights for the majority of the loans sold and recognized mortgage servicing rights in connection with multifamily loan sale transactions that occurred in 2021 and prior.  As of September 30, 2023 and December 31, 2022, mortgage servicing rights were $5.6 million and $5.9 million respectively, net of valuation allowances of $8 thousand and $1.4 million, respectively. The amount of loans serviced for others totaled $986.7 million and $1.1 billion at September 30, 2023 and December 31, 2022.  Servicing fees collected for the three month periods ended September 30, 2023 and September 30, 2022 were $0.6 million and $0.7 million, respectively.  Servicing fees collected for the nine month periods ended September 30, 2023 and September 30, 2022 were $1.9 million and $2.3 million, respectively.

NOTE 8: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	September 30, 2023		December 31, 2022
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$2,412,670	—	$2,736,691	—
Interest-bearing	2,275,351	3.353%	2,568,850	3.109%
Money market and savings	3,150,696	3.652%	3,178,230	2.373%
Certificates of deposit	2,973,477	4.594%	1,878,841	3.741%
Total	$10,812,194	3.033%	$10,362,612	2.177%

At September 30, 2023, of the $464 million of certificates of deposits of $250,000 or more, $457 million mature within one year and $7 million mature after one year. Of the $2.5 billion of certificates of deposit of less than $250,000, $1.4 billion mature within one year and $1.1 million mature after one year.  At December 31, 2022, of the $436 million of certificates of deposits of $250,000 or more, $409 million mature within one year and $27 million mature after one year. Of the $1.4 billion of certificates of deposit of less than $250,000, $1.1 billion mature within one year and $345 million mature after one year.

NOTE 9: BORROWINGS

At September 30, 2023, our borrowings consisted of $800 million in FHLB putable advances at the Bank, $100 million of FHLB term advances at the Bank, $72 million in repurchase agreements at the Bank, and $12 million of borrowings under a holding company line of credit.  At December 31, 2022 our borrowings consisted of $805 million in overnight FHLB advances at the Bank, $200 million in federal funds purchased at the Bank, $171 million in repurchase agreements at the Bank, and $20 million of borrowings under a holding company line of credit.

FHLB Advances

The FHLB putable advances outstanding at September 30, 2023 had a weighted average life of 5.75 years and a weighted average interest rate of 3.74%.  The putable advances can be called quarterly until maturity at the option of the FHLB beginning in January 2024.  The FHLB term advances bears an interest rate of 4.21% and matures on June 28, 2028.  FHLB advances are collateralized primarily by loans secured by single family, multifamily, and commercial real estate properties with a carrying value of $5.4 billion as of September 30, 2023. The Bank’s total unused borrowing capacity from the FHLB as of September 30, 2023 was $2.0 billion. The Bank had in place $310 million of letters of credit

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

from the FHLB as of September 30, 2023, which are used to meet collateral requirements for deposits from the State of California and local agencies.

Federal Reserve Bank Borrowings:

The Bank has a secured line of credit with the Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”) including the secured borrowing capacity through the Federal Reserve Bank’s Discount Window, Borrower-in-Custody (“BIC”), and Bank Term Funding (“BTFP”) programs.  Borrowings under the BIC program are overnight advances with interest chargeable at the primary credit borrowing rate.  Borrowings under the BTFP, which was established in March 2023, are for periods up to one year in length, with interest rates based on the one-year overnight index swap (“OIS”) rate plus a spread of 10 basis points.  BTFP borrowings are collateralized by eligible investment securities valued at par and provide an additional source of liquidity.  At September 30, 2023, the Bank had secured unused borrowing capacity of $880.7 million under this agreement.  At September 30, 2023 and December 31, 2022, there were no balances outstanding under this agreement.

Uncommitted Credit Facilities:

The Bank has a total of $145.4 million in borrowing capacity through unsecured federal funds lines, ranging in size from $400 thousand to $100 million, with four correspondent financial institutions.  At September 30, 2023, there were no balances outstanding under these arrangements.  At December 31, 2022, the Bank had outstanding borrowings with one of the institutions under these arrangements totaling $100 million and an additional $100 million outstanding separate from these agreements with the same financial institution.  The total $200 million outstanding at December 31, 2022 were in the form of federal funds purchased and were paid in full in early March, 2023.

Holding Company Line of Credit:

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $20 million maturing in February 2024. The loan bears an interest rate of Prime rate, plus 50 basis points (0.50%). FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in the Bank. We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. As of September 30, 2023 and December 31, 2022, FFI was in compliance with the covenants contained in the loan agreement.  As of September 30, 2023 and December 31, 2022, the balance outstanding under this line of credit agreement was $12 million and $20 million, respectively.  The weighted average interest rate paid on borrowings during the nine months ended September 30, 2023 was 8.3%.

Repurchase Agreements:

The repurchase agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability.  The investment securities underlying these agreements remain in the Company’s securities AFS portfolio.  As of September 30, 2023 and December 31, 2022, the repurchase agreements are collateralized by investment securities with a fair value of approximately $71.0 million and $186.3 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

NOTE 10: SUBORDINATED DEBT

At September 30, 2023 and December 31, 2022, FFI had two  issuances of subordinated notes outstanding with an aggregate carrying value of $173.4 million.  At September 30, 2023 and December 31, 2022, FFI was in compliance with all covenants under its subordinated debt agreements.  The following table summarizes the outstanding subordinated notes as of the dates indicated:

		Current	Current	Carrying Value
	Stated	Interest	Principal	September 30,	December 31,
(dollars in thousands)	Maturity	Rate	Balance	2023	2022
Subordinated notes
Subordinated notes due 2032, 3.50% per annum until February 1, 2027, 3-month SOFR + 2.04% thereafter	February 1, 2032	3.50%	$150,000	$147,998	$147,817
Subordinated notes due 2030, 6.0% per annum until June 30, 2025, 3-month SOFR + 5.90% thereafter.	June 30, 2030	6.00%	24,165	25,384	25,518
Total			$174,165	$173,382	$173,335

NOTE 11: EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock that would then share in earnings. The Company has excluded the effect of potential common shares used in the computation of diluted EPS for the nine months ended September 30, 2023 due to the net loss reported for such periods, as such losses are antidilutive by definition.  The following table sets forth the Company’s unaudited earnings per share calculations for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended		Three Months Ended
	September 30, 2023		September 30, 2022
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted
Net income	$2,180	$2,180	$29,006	$29,006
Basic common shares outstanding	56,443,539	56,443,539	56,387,451	56,387,451
Effect of options, restricted stock and contingent shares issuable		6,181		60,450
Diluted common shares outstanding		56,449,720		56,447,901
Net income per share	$0.04	$0.04	$0.51	$0.51

	Nine Months Ended		Nine Months Ended
	September 30, 2023		September 30, 2022
(dollars in thousands, except share and per share amounts)	Basic	Diluted	Basic	Diluted
Net (loss) income	$(201,612)	$(201,612)	$93,158	$93,158
Basic common shares outstanding	56,417,252	56,417,252	56,441,305	56,441,305
Effect of options, restricted stock and contingent shares issuable		—		69,578
Diluted common shares outstanding		56,417,252		56,510,883
Net (loss) income per share	$(3.57)	$(3.57)	$1.65	$1.65

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

NOTE 12: SEGMENT REPORTING

For the three and nine months ended September 30, 2023 and 2022, the Company had two reportable business segments: Banking and Investment Management and Wealth Planning (“Wealth Management”). Banking includes the operations of FFB, FFIS, FFPF, and Blue Moon Management LLC and Wealth Management includes the operations of FFA.  The results of FFI and any elimination entries are included in the column labeled Other. The reportable segments are determined by products and services offered and the corporate structure.  Business segment earnings before taxes are the primary measure of the segment’s performance as evaluated by management.  Business segment earnings before taxes include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations.  Allocations of corporate expenses, such as finance and accounting, data processing and human resources are calculated based on estimated activity or usage levels.  The management accounting process measures the performance of the operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies.  If the management structures and/or the allocation process changes, allocations, transfers, and assignments may change.  The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Three Months Ended September 30, 2023:
Interest income	$144,765	$—	$—	$144,765
Interest expense	90,960	—	1,732	92,692
Net interest income	53,805	—	(1,732)	52,073
Provision (reversal) for credit losses	(2,015)	—	—	(2,015)
Noninterest income	4,557	7,522	(381)	11,698
Noninterest expense	57,987	5,262	957	64,206
Income (loss) before income taxes	2,390	2,260	(3,070)	1,580
Income tax (benefit) expense	(409)	659	(850)	(600)
Net income (loss)	$2,799	$1,601	$(2,220)	$2,180

Three Months Ended September 30, 2022:
Interest income	$108,746	$—	$—	$108,746
Interest expense	19,281	—	1,793	21,074
Net interest income	89,465	—	(1,793)	87,672
Provision (reversal) for credit losses	(22)	—	—	(22)
Noninterest income	5,730	6,865	(411)	12,184
Noninterest expense	53,571	6,380	391	60,342
Income (loss) before income taxes	41,646	485	(2,595)	39,536
Income tax expense (benefit)	11,208	146	(824)	10,530
Net income (loss)	$30,438	$339	$(1,771)	$29,006

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2023 - UNAUDITED

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Nine Months Ended September 30, 2023:
Interest income	$427,093	$—	$—	$427,093
Interest expense	261,948	—	5,333	267,281
Net interest income	165,145	—	(5,333)	159,812
Provision (reversal) for credit losses	(711)	—	—	(711)
Noninterest income	14,425	22,228	(1,178)	35,475
Noninterest expense
Goodwill impairment	215,252	—	—	215,252
Operating	160,332	16,944	3,782	181,058
(Loss) income before income taxes	(195,303)	5,284	(10,293)	(200,312)
Income tax expense (benefit)	2,672	1,552	(2,924)	1,300
Net (loss) income	$(197,975)	$3,732	$(7,369)	$(201,612)

Nine Months Ended September 30, 2022:
Interest income	$277,861	$—	$—	$277,861
Interest expense	29,170	—	4,720	33,890
Net interest income	248,691	—	(4,720)	243,971
Provision (reversal) for credit losses	(641)	—	—	(641)
Noninterest income	19,118	23,190	(1,297)	41,011
Noninterest expense	135,704	19,213	1,848	156,765
Income (loss) before income taxes	132,746	3,977	(7,865)	128,858
Income tax expense (benefit)	36,816	1,168	(2,284)	35,700
Net income (loss)	$95,930	$2,809	$(5,581)	$93,158

NOTE 13: SUBSEQUENT EVENTS

Cash Dividend

On October 26, 2023, the Company announced that its Board of Directors approved the payment of a quarterly cash dividend of $0.01 per common share to be paid on November 16, 2023 to shareholders of record as of the close of business on November 6, 2023.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the three and nine months ended September 30, 2023 as compared to our results of operations in the three and nine months ended September 30, 2022; and our financial condition at September 30, 2023 as compared to our financial condition at December 31, 2022. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2022, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K (as amended “2022 10-K”) which we filed with the Securities and Exchange Commission (“SEC”) on February 28, 2023 and amended on May 1, 2023.

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

Allowance for Credit Losses – Investment Securities. The ACL on investment securities is determined for both held-to-maturity and available-for-sale classifications of the investment portfolio in accordance with ASC 326, and is evaluated on a quarterly basis. The ACL for held-to-maturity investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when we deem a security to no longer possess shared risk characteristics. Under ASC 326-20, for investment securities where we have reason to believe the credit loss exposure is remote, such as those guaranteed by the U.S. government or government sponsored entities, a zero loss expectation is applied and a company is not required to estimate and recognize an ACL.

For securities AFS in an unrealized loss position, we first evaluate whether we intend to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the security amortized cost basis is written down to fair value through income. If neither criteria is met, we are required to assess whether the decline in fair value has resulted from credit losses or noncredit-related factors. In determining whether a security’s decline in fair value is credit related, we consider a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security; and (v) the ability of the issuer of the security to make scheduled principal and interest payments. If, after considering these factors, the present value of expected cash flows to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist, we record the decline in fair value through other comprehensive income, net of related income tax effects. We have made the election to exclude accrued interest receivable on securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. See Note 3, “Securities” for additional information related to our allowance for credit losses on securities AFS.

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

Overview and Recent Developments

At September 30, 2023, the Company had total assets of $13.1 billion, including $10.3 billion of total loans, net of deferred fees and allowance for credit losses, $0.8 billion of cash and cash equivalents, $0.8 billion in investment securities held-to-maturity, and $0.8 billion in investment securities available-for-sale.  This compares to total assets of $13.0 billion, including $10.7 billion of total loans, net of deferred fees and allowance for credit losses, $0.7 billion of cash and cash equivalents, $0.9 billion in investment securities held-to-maturity, and $0.2 billion in investment securities available-for-sale at December 31, 2022.  The $0.1 billion increase in total assets since year-end was primarily due to the $0.6 billion increase in investment securities available-for-sale, offset by the $0.4 billion decrease in total loans, net of deferred fees and allowance for credit losses.  The $0.6 billion increase in investment securities available-for-sale is primarily the result of the purchase of $0.4 billion in U.S. treasury securities and $0.2 billion in GNMA mortgage-backed securities during the quarter ended September 30, 2023.  The $0.4 billion decrease in total loans, net of deferred fees and allowance for credit losses is primarily the result of $1.2 billion in loan originations offset by $1.6 billion in loan payoffs and paydowns for the nine months ended September 30, 2023.

At September 30, 2023, the Company had total liabilities of $12.1 billion, including $10.8 billion in deposits, and  $1.2 billion in borrowings and subordinated debt.  This compares to total liabilities of $11.9 billion, including $10.4 billion in deposits and $1.4 billion in borrowings and subordinated debt at December 31, 2022.  The $0.2 billion increase in total liabilities since year-end was primarily due to the $0.4 billion increase in deposits, offset by the $0.2 billion decrease in borrowings and subordinated debt.  Deposits increased $0.4 billion as deposit inflows and outflows normalized following the banking industry events in the first half of the year.  Borrowings decreased $0.2 billion as the increase in deposits provided the opportunity to paydown borrowings.

At September 30, 2023, the Company had total shareholders’ equity of $0.9 billion, compared to $1.1 billion at December 31, 2022.  The $0.2 billion decrease in shareholders’ equity since year-end is largely due to the $201.6 million net loss for the nine months ended September 30, 2023, which includes the $215.3 million goodwill impairment charge recorded in the quarter ended June 30, 2023.  During the nine months ended September 30, 2023, shareholder’s equity activity also included dividends paid to shareholders for the fourth quarter of 2022, first quarter of 2023, and second quarter of 2023 of $6.2 million, $1.1 million, and $1.1 million, respectively, and $5.9 million decrease in other comprehensive income (loss) due to net unrealized losses on investment securities arising during the period.

On October 26, 2023, the Company announced that its Board of Directors approved the payment of a quarterly cash dividend of $0.01 per common share to be paid on November 16, 2023 to shareholders of record as of the close of business on November 6, 2023.

Results of Operations

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of assets under management (“AUM”).  Customer service costs and compensation and benefits  constitute the largest components of noninterest expense accounting for 38% and 31% of total combined noninterest expense, respectively.

The following table shows key operating results for each of our business segments for the three months ended September 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2023:
Interest income	$144,765	$—	$—	$144,765
Interest expense	90,960	—	1,732	92,692
Net interest income	53,805	—	(1,732)	52,073
Provision (reversal) for credit losses	(2,015)	—	—	(2,015)
Noninterest income	4,557	7,522	(381)	11,698
Noninterest expense	57,987	5,262	957	64,206
Income (loss) before income taxes	2,390	2,260	(3,070)	1,580
Income tax (benefit) expense	(409)	659	(850)	(600)
Net income (loss)	$2,799	$1,601	$(2,220)	$2,180

2022:
Interest income	$108,746	$—	$—	$108,746
Interest expense	19,281	—	1,793	21,074
Net interest income	89,465	—	(1,793)	87,672
Provision (reversal) for credit losses	(22)	—	—	(22)
Noninterest income	5,730	6,865	(411)	12,184
Noninterest expense	53,571	6,380	391	60,342
Income (loss) before income taxes	41,646	485	(2,595)	39,536
Income tax expense (benefit)	11,208	146	(824)	10,530
Net income (loss)	$30,438	$339	$(1,771)	$29,006

Third Quarter of 2023 Compared to Third Quarter of 2022

Combined net income for the third quarter of 2023 was $2.2 million, compared to net income of $29.0 million for the third quarter of 2022.  Combined net income before taxes for the third quarter of 2023 was $1.6 million, compared to net income of $39.5 million for the third quarter of 2022.  The $37.9 million decrease in combined net income before taxes from the year-ago quarter was primarily due to a decrease in net income before taxes in the Banking segment of $39.3 million, resulting primarily from a $35.7 million decrease in net interest income, and an increase in noninterest expense of $4.4 million.  Wealth Management net income before taxes was $2.3 million for the third quarter of 2023, compared to $0.5 million for the third quarter of 2022.  The $1.8 million increase in Wealth Management net income before taxes from the year-ago quarter was primarily due to an increase in noninterest income of $0.7 million and a decrease in noninterest expense of $1.1 million.  Net interest income, noninterest income, and noninterest expense are discussed in more detail in the tables that follow.

The following table shows key operating results for each of our business segments for the nine months ended September 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2023:
Interest income	$427,093	$—	$—	$427,093
Interest expense	261,948	—	5,333	267,281
Net interest income	165,145	—	(5,333)	159,812
Provision (reversal) for credit losses	(711)	—	—	(711)
Noninterest income	14,425	22,228	(1,178)	35,475
Noninterest expense
Goodwill impairment	215,252	—	—	215,252
Operating	160,332	16,944	3,782	181,058
(Loss) income before income taxes	(195,303)	5,284	(10,293)	(200,312)
Income tax expense (benefit)	2,672	1,552	(2,924)	1,300
Net (loss) income	$(197,975)	$3,732	$(7,369)	$(201,612)

2022:
Interest income	$277,861	$—	$—	$277,861
Interest expense	29,170	—	4,720	33,890
Net interest income	248,691	—	(4,720)	243,971
Provision (reversal) for credit losses	(641)	—	—	(641)
Noninterest income	19,118	23,190	(1,297)	41,011
Noninterest expense	135,704	19,213	1,848	156,765
Income (loss) before income taxes	132,746	3,977	(7,865)	128,858
Income tax expense (benefit)	36,816	1,168	(2,284)	35,700
Net income (loss)	$95,930	$2,809	$(5,581)	$93,158

Nine Months Ended September 30,  2023 Compared to Nine Months Ended September 30, 2022

Combined net loss for the nine months ended September 30, 2023 was $201.6 million, compared to net income of $93.2 million for the nine months ended September 30, 2022.  Combined net loss before taxes for the nine months ended September 30, 2023 was $200.3 million, compared to net income of $128.9 million for the nine months ended September 30, 2022.  The $329.2 million decrease in combined net income before taxes from the year-ago period was primarily due to a decrease in net income before taxes in the Banking segment of $328.0 million, resulting primarily from the $215.3 million goodwill impairment charge which was recorded in the quarter ended June 30, 2023, a decrease in net interest income of $83.5 million, a decrease in noninterest income of $4.7 million, and an increase in operating noninterest expense of $24.6 million.  Net interest income, noninterest income, and noninterest expense are discussed in more detail in the tables that follow.  The increase in Wealth Management net income before taxes of $1.3 million was due to a $2.3 million decrease in operating noninterest expense, offset by a $1.0 million decrease in asset management fee income, classified as part of noninterest income.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the estimated losses inherent in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For the three months ended September 30, 2023, we recorded a reversal of provision for credit losses of $2.0 million, compared to a reversal of provision for credit losses in the amount of $22 thousand for the year-ago period.  The decrease in provision for credit losses for the three months ended September 30, 2023, was due primarily to a reversal of provision for credit losses on the loan portfolio.  During the quarter, the allowance for credit losses on the loan portfolio decreased by $2.3 million due primarily to a reduction in the calculated allowance required due to the loan portfolio’s natural attrition, reduction in the allowance associated with impaired and purchase credit deteriorated (“PCD”) loans due to payoffs or updated valuations, and a reduction in the allowance for unfunded commitments, offset by an increase in the qualitative reserve to reflect the impact of current market conditions and the continued high market interest rate environment.  The decrease in provision for credit losses in the year-ago period was a result of improvement in the economic outlook at that time.

For the nine months ended September 30, 2023, we recorded a reversal of provision for credit losses of $0.7 million, compared to a reversal of provision for credit losses in the amount of $0.6 million for the year-ago period. The decrease in provision for credit losses for the nine months ended September 30, 2023, was due to a net decrease in loan portfolio credit losses, offset by a net increase in investment portfolio credit losses. The decrease in provision for credit losses in the year-ago period was a result of improvement in the economic outlook at that time.

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

	Three Months Ended September 30:
	2023			2022
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$10,472,309	$124,363	4.73%	$9,910,051	$100,978	4.07%
Securities AFS	501,625	6,068	4.84%	258,654	2,066	3.19%
Securities HTM	805,370	4,532	2.25%	898,932	4,687	2.09%
Cash, FHLB stock, and fed funds	866,707	9,802	4.49%	229,798	1,015	1.75%
Total interest-earning assets	12,646,011	144,765	4.56%	11,297,435	108,746	3.84%
Noninterest-earning assets:
Nonperforming assets	9,035			11,119
Other	249,021			457,965
Total assets	$12,904,067			$11,766,519
Interest-bearing liabilities:
Demand deposits	$2,350,353	$22,240	3.75%	$2,336,215	$6,904	1.17%
Money market and savings	3,136,053	28,275	3.58%	2,928,102	6,652	0.90%
Certificates of deposit	2,926,119	34,299	4.65%	690,699	2,039	1.17%
Total interest-bearing deposits	8,412,525	84,814	4.00%	5,955,016	15,595	1.04%
Borrowings	587,205	6,158	4.16%	659,860	3,686	2.22%
Subordinated debt	173,372	1,720	3.94%	173,311	1,793	4.10%
Total interest-bearing liabilities	9,173,102	92,692	4.01%	6,788,187	21,074	1.23%
Noninterest-bearing liabilities:
Demand deposits	2,676,340			3,742,460
Other liabilities	138,011			125,943
Total liabilities	11,987,453			10,656,590
Shareholders’ equity	916,614			1,109,929
Total liabilities and equity	$12,904,067			$11,766,519
Net Interest Income		$52,073			$87,672
Net Interest Rate Spread			0.55%			2.61%
Net Interest Margin			1.66%			3.10%

	Nine Months Ended September 30:
	2023			2022
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$10,568,012	$368,477	4.65%	$8,654,252	$255,037	3.93%
Securities AFS	331,449	10,845	4.36%	466,903	9,013	2.57%
Securities HTM	828,952	13,418	2.16%	723,941	10,720	1.97%
FHLB stock, fed funds and deposits	1,038,722	34,353	4.42%	666,925	3,091	0.62%
Total interest-earning assets	12,767,135	427,093	4.47%	10,512,021	277,861	3.53%
Noninterest-earning assets:
Nonperforming assets	14,341			10,571
Other	402,266			448,218
Total assets	$13,183,742			$10,970,810
Interest-bearing liabilities:
Demand deposits	$2,384,829	$60,491	3.39%	$2,385,554	$10,824	0.61%
Money market and savings	3,131,660	75,323	3.22%	2,728,660	11,225	0.55%
Certificates of deposit	2,548,552	84,072	4.41%	663,969	3,244	0.65%
Total interest-bearing deposits	8,065,041	219,886	3.65%	5,778,183	25,293	0.59%
Borrowings	1,163,249	42,280	4.86%	328,293	3,881	1.59%
Subordinated debt	173,356	5,115	3.94%	160,862	4,716	3.90%
Total interest-bearing liabilities	9,401,646	267,281	3.80%	6,267,338	33,890	0.72%
Noninterest-bearing liabilities:
Demand deposits	2,588,053			3,514,047
Other liabilities	134,791			102,142
Total liabilities	12,124,490			9,883,527
Shareholders’ equity	1,059,252			1,087,283
Total liabilities and equity	$13,183,742			$10,970,810
Net Interest Income		$159,812			$243,971
Net Interest Rate Spread			0.67%			2.81%
Net Interest Margin			1.67%			3.10%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. Variances attributable to both rate and volume changes, calculated by multiplying the change in rates by the change in average balances, have been allocated to the rate variance. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the three and nine months ended September 30, 2023, as compared to the three and nine months ended September 30, 2022:

	Quarter Ended			Nine Months Ended
	September 30, 2023 vs. 2022			September 30, 2023 vs. 2022
	Increase (Decrease) due to			Increase (Decrease) due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans	$6,095	$17,290	$23,385	$62,053	$51,389	$113,442
Securities AFS	2,585	1,417	4,002	(3,135)	4,967	1,832
Securities HTM	(510)	355	(155)	1,645	1,054	2,699
Cash, FHLB stock, and fed funds	5,648	3,139	8,787	2,603	28,657	31,260
Total interest-earning assets	13,818	22,201	36,019	63,166	86,067	149,233
Interest paid on:
Demand deposits	168	15,169	15,337	(3)	49,672	49,669
Money market and savings	678	20,944	21,622	1,898	62,200	64,098
Certificates of deposit	16,941	15,319	32,260	26,702	54,126	80,828
Borrowings	(421)	2,893	2,472	21,228	17,145	38,373
Subordinated debt	—	(73)	(73)	368	57	425
Total interest-bearing liabilities	17,366	54,252	71,618	50,193	183,200	233,393
Net interest (expense) income	$(3,548)	$(32,051)	$(35,599)	$12,973	$(97,133)	$(84,160)

Net interest income was $52.1 million for the three months ended September 30, 2023, compared to $87.7 million for the three months ended September 30, 2022. The overall decrease in net interest income from the year-ago period was primarily driven by rates on interest-bearing liabilities increasing faster than rates on interest-earning assets, and interest-bearing liability balances increasing at a higher rate than those of interest-earning assets.  Interest income increased to $144.8 million for the three months ended September 30, 2023 compared to $108.7 million for the three months ended September 30, 2022. The increase in interest income was due to increases in both average interest-earning asset balances as well as average yields earned on such balances. Average interest-earning asset balances increased 12% to $12.6 billion for the three months ended September 30, 2023, compared to $11.3 billion for the three months ended September 30, 2022. Yields on interest-earning assets averaged 4.56% for the three months ended September 30, 2023, compared to 3.84% for the three months ended September 30, 2022. Interest expense increased to $92.7 million for the three months ended September 30, 2023 compared to $21.1 million for the three months ended September 30, 2022.  The increase in interest expense was due to increases in both average interest-bearing liability balances as well as average rates paid on such balances.  Average interest-bearing liability balances, consisting of interest-bearing deposits and borrowings, increased 35% to $9.2 billion for the three months ended September 30, 2023, compared to $6.8 billion for the three months ended September 30, 2022.  Rates on interest-bearing liability balances averaged 4.01% for the three months ended September 30, 2023, compared to 1.23% for the three months ended September 30, 2022.

The 0.72% increase in average yield earned on interest-earning assets was offset by a 2.78% increase in average rate paid on interest-bearing liability balances, resulting in a contraction of net interest margin (“NIM”) for the three months ended September 30, 2023. NIM was 1.66% for the three months ended September 30, 2023 compared to 3.10% for the three months ended September 30, 2022. Yields on interest-earning assets increased primarily due to an increase in yields earned on new loan fundings.  Yields on new loan fundings averaged 8.35% for the three months ended September 30, 2023, compared to 4.63% for the three months ended September 30, 2022.  Rates paid on interest-bearing liabilities increased primarily due to an increase in rates paid on interest-bearing deposit accounts, which averaged 4.00% for the three months ended September 30, 2023, compared to 1.04% for the three months ended September 30, 2022.  Rates paid on borrowings also increased to 4.16% for the three months September 30, 2023, compared to 2.22% for the three months ended September 30, 2022.  The increase in rates paid on borrowings was offset by a decrease in average borrowings outstanding for the  three months ended September 30, 2023 to $587.2 million compared to $659.9 million for the three months ended September 30, 2022.  The increases in the rates paid on interest-bearing deposit accounts and borrowings were due to the significant increase in market interest rates over the prior year.  The decrease in average borrowings was due to the paydown of additional borrowings which were used to increase on-balance sheet liquidity following the banking industry events which followed the announced closures of three regional banks in the first half of the year.  As deposit flows stabilized, these additional borrowings were paid down largely beginning in the end of the second quarter and continuing throughout the third quarter of 2023.

Net interest income was $159.8 million for the nine months ended September 30, 2023, compared to $244.0 million for the nine months ended September 30, 2022.  The overall decrease in net interest income from the year-ago period was primarily driven by rates on interest-bearing liabilities increasing faster than rates on interest-earning assets, and interest-bearing liability balances increasing at a higher rate than those of interest-earning assets.  Interest income increased to $427.1 million for the nine months ended September 30, 2023 compared to $277.9 million for the nine months ended September 30, 2022. The increase in interest income was due to increases in both average interest-earning asset balances as well as average yields earned on such balances. Average interest-earning asset balances increased 21% to $12.8 billion for the nine months ended September 30, 2023, compared to $10.5 billion for the nine months ended September 30, 2022. Yields on interest-earning assets averaged 4.47% for the nine months ended September 30, 2023, compared to 3.53% for the nine months ended September 30, 2022. Interest expense increased to $267.3 million for the nine months ended September 30, 2023 compared to $33.9 million for the nine months ended September 30, 2022.  The increase in interest expense was due to increases in both average interest-bearing liability balances as well as average rates paid on such balances.  Average interest-bearing liability balances, consisting primarily of interest-bearing deposits and borrowings, increased 50% to $9.4 billion for the nine months ended September 30, 2023, compared to $6.3 billion for the nine months ended September 30, 2022.  Rates on interest-bearing liability balances averaged 3.80% for the nine months ended September 30, 2023, compared to 0.72% for the nine months ended September 30, 2022.

The 0.94% increase in average yield earned on interest-earning assets was offset by a 3.08% increase in average rate paid on interest-bearing liability balances, resulting in a contraction of NIM for the nine months ended September 30, 2023. NIM was 1.67% for the nine months ended September 30, 2023 compared to 3.10% for the nine months ended September 30, 2022. Yields on interest-earnings assets increased primarily due to an increase in yields earned on new loan fundings.  Yields on new loan fundings averaged 7.79% for the nine months ended September 30, 2023, compared to 3.93% for the nine months ended September 30, 2022.  Rates paid on interest-bearing liabilities increased primarily due to an increase in rates paid on interest-bearing deposit accounts, which averaged 3.65% for the nine months ended September 30, 2023, compared to 0.59% for the nine months ended September 30, 2022.  Rates paid on borrowings also increased to 4.86% for the nine months ended September 30, 2023, compared to 1.59% for the nine months ended September 30, 2022.  Average borrowings for the nine months ended September 30, 2023 were $1.2 billion, compared to $328.3 million for the nine months ended September 30, 2022.  The increases in the rates paid on interest-bearing deposit accounts and borrowings were due to the significant increase in market rates over the prior year.  The increase in average borrowings was due to additional borrowings being used to increase on-balance sheet liquidity, following the banking industry events that followed the announced closures of three regional banks in the first half of the year.  As deposit flows stabilized, these additional borrowings were paid down largely beginning in the end of the second quarter and continuing throughout the third quarter of 2023.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, and gains and losses from capital market activities and insurance commissions. The following table provides a breakdown of noninterest income for Banking for the three and nine months ended September 30, 2023 and 2022:

(dollars in thousands)	2023	2022
Three Months Ended September 30:
Trust fees	$1,492	$2,034
Loan related fees	1,765	2,071
Deposit charges	502	564
Consulting fees	85	100
Other	713	961
Total noninterest income	$4,557	$5,730

Nine Months Ended September 30:
Trust fees	$5,039	$6,291
Loan related fees	5,438	6,704
Deposit charges	1,530	1,873
Gain on sale leaseback	—	1,123
Consulting fees	266	295
Other	2,152	2,832
Total noninterest income	$14,425	$19,118

Noninterest income in Banking was $4.6 million for the third quarter of 2023, compared to $5.7 million for the third quarter of 2022. The $1.1 million decrease in noninterest income in Banking was due primarily to a $0.5 million decrease in trust fees and a $0.3 million decrease in loan related fees.  The decrease in trust fees was due to a decrease in  average fees earned on trust assets under advisement.  Trust asset balances under advisement remained constant at $1.2 billion as of September 30, 2023, compared to September 30, 2022.  The decrease in loan related fees was due to a decrease in  prepayment fees, as early payoffs of loans decreased from year-ago levels.  Noninterest income in Banking was $14.4 million for the nine months ended September 30, 2023, compared to $19.1 million for the nine months ended September 30, 2022.  The $4.7 million decrease in noninterest income in Banking was due primarily to a $1.1 million gain on sale leaseback transaction recorded in the year-ago period, a $1.3 million decrease in trust fees, and a $1.3 million decrease in loan related fees.  The decrease in trust fees was due to a decrease in average fees earned on trust assets under advisement,.  The decrease in loan related fees was due to a decrease in other loan fees.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the three and nine months ended September 30, 2023 and 2022:

(dollars in thousands)	2023	2022
Three Months Ended September 30:
Noninterest income	$7,522	$6,865

Nine Months Ended September 30:
Noninterest income	$22,228	$23,190

Noninterest income for Wealth Management was $7.5 million for the third quarter of 2023, compared to $6.9 million for the third quarter of 2022. The $0.6 million decrease in noninterest income for Wealth Management was due primarily to a $0.3 million loss on sale of securities transaction recorded in the year-ago period.  Noninterest income for Wealth Management was $22.2 million for the nine months ended September 30, 2023, compared to $23.2 million for the nine months ended September 30, 2022.  The $1.0 million decrease in noninterest income for the nine months ended September 30, 2023 compared to the year-ago period was due primarily to a decrease in average fees earned on AUM balances as the portfolio composition changed from equities which earn higher fees to fixed income funds which earn lower fees.

The following table summarizes the activity in our AUM for the periods indicated:

		Existing account
	Beginning	Additions/	New
(dollars in thousands)	Balance	Withdrawals	Accounts	Terminations	Performance	Ending balance
Three Months Ended September 30, 2023:
Fixed income	$1,892,454	$(53,242)	$48,733	$(40,827)	$(39,274)	$1,807,844
Equities	2,673,182	(56,911)	26,205	(125,670)	(97,072)	2,419,734
Cash and other	753,327	54,790	1,981	(25,937)	11,150	795,311
Total	$5,318,963	$(55,363)	$76,919	$(192,434)	$(125,196)	$5,022,889

Nine Months Ended September 30, 2023:
Fixed income	$1,699,554	$87,816	$113,148	$(94,951)	$2,277	$1,807,844
Equities	2,383,268	(161,622)	69,937	(172,003)	300,154	2,419,734
Cash and other	902,455	(184,133)	57,283	(35,754)	55,460	795,311
Total	$4,985,277	$(257,939)	$240,368	$(302,708)	$357,891	$5,022,889

Year Ended December 31, 2022:
Fixed income	$1,303,760	$451,841	$154,827	$(30,428)	$(180,446)	$1,699,554
Equities	3,330,639	(87,881)	108,003	(78,785)	(888,708)	2,383,268
Cash and other	1,046,206	(422,405)	305,747	(58,248)	31,155	902,455
Total	$5,680,605	$(58,445)	$568,577	$(167,461)	$(1,037,999)	$4,985,277

The $0.3 billion decrease in AUM during the three months ended September 30, 2023 was the result of $247.8 million in terminations and net withdrawals, $125.2 million in performance losses, offset by $76.9 million in new accounts.  AUM balances for the nine months ended September 30, 2023 remained relatively unchanged at $5.0 billion, compared to balances as of December 31, 2022.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2023	2022	2023	2022
Three Months Ended September 30:
Compensation and benefits	$15,571	$24,208	$3,835	$5,003
Occupancy and depreciation	8,798	9,158	455	436
Professional services and marketing	2,430	2,418	853	774
Customer service costs	24,683	13,560	—	—
Other	6,505	4,227	119	167
Total noninterest expense	$57,987	$53,571	$5,262	$6,380

Nine Months Ended September 30:
Compensation and benefits	$52,515	$71,051	$12,453	$15,016
Occupancy and depreciation	25,901	25,627	1,430	1,348
Professional services and marketing	7,180	6,998	2,569	2,319
Customer service costs	60,402	19,959	—	—
Other	14,334	12,069	492	530
Total operating expense	160,332	135,704	16,944	19,213
Goodwill impairment	215,252	—	—	—
Total noninterest expense	$375,584	$135,704	$16,944	$19,213

Noninterest expense in Banking was $58.0 million for the third quarter of 2023, compared to $53.6 million for the third quarter of 2022.  The $4.4 million increase in noninterest expense in Banking was largely due to a $11.1 million increase in customer service costs, offset by a $8.6 million decrease in compensation and benefits. The increase in customer service costs was due to an increase in depository account balances receiving earnings credit as well as an increase in the rates paid on such accounts.  The higher earnings credits paid are due to the increase in interest rates resulting from the Federal Reserve Board interest rate hikes over the past year.  The decrease in compensation and benefit costs was primarily due to decreased staffing levels during the third quarter of 2023, compared to levels during the third quarter of 2022. Average quarterly Banking full-time equivalents (“FTEs”) were 508.5 for the third quarter of 2023, compared to 648.7 for the third quarter of 2022.  Staffing levels were reduced in the first and second quarters of 2023, due to continued efforts to maximize efficiency and contain costs.

Noninterest expense in Wealth Management was $5.3 million for the third quarter of 2023, compared to $6.4 million for the third quarter of 2022. The $1.1 million decrease in noninterest expense in Wealth Management was largely due to a $1.2 million decrease in compensation and benefits, offset by a $0.1 million increase in other noninterest expense. The decrease in compensation and benefit costs was primarily due to a decrease in commission expense resulting from a fewer number of new accounts compared to the year-ago quarter, as well as a decrease in staffing levels. Average quarterly Wealth Management FTEs decreased slightly to 64.5 for the third quarter of 2023, compared to 68.5 for the third quarter of 2022.

Noninterest expense in Banking was $375.6 million for the nine months ended September 30, 2023, compared to $135.7 million for the nine months ended September 30, 2022. The $375.6 million in noninterest expense for the nine months ended September 30, 2023 included a non-cash goodwill impairment charge of $215.3 million, which was recorded in the second quarter.  Excluding this one-time charge, operating noninterest expense totaled $160.3 million for the nine months ended September  30, 2023, compared to $135.7 million for the nine months ended September 30, 2022.  The $24.6 million increase in operating noninterest expense in Banking was largely due to a $40.4 million increase in customer service costs,  offset by a $18.5 million decrease in compensation and benefits. The increase in customer service costs was due to higher earnings credits paid on deposit balances earning such credits. The higher earnings credits paid are due to the increase in interest rates resulting from the Federal Reserve Board interest rate hikes over the past year.  The decrease in compensation and benefit costs was primarily due to decreased staffing levels during the nine months ended September 30, 2023, compared to levels during the nine months ended September 30, 2022.  Average Banking FTEs were 551.2 for the nine months ended September 30, 2023, compared to 647.2 for the nine months ended September 30, 2022.  Staffing levels were reduced in the first and second quarters of 2023, due to continued efforts to maximize efficiency and contain costs.

Noninterest expense in Wealth Management was $16.9 million for the nine months ended September 30, 2023, compared to $19.2 million for the nine months ended September 30, 2022. The $2.3 million decrease in noninterest expense in Wealth Management was largely due to a $2.6 million decrease in compensation and benefits, offset by a $0.3 million increase in professional services and marketing expense. The decrease in compensation and benefit costs was primarily due to a decrease in commission expense resulting from a fewer number of new accounts compared to the year-ago period. Average Wealth Management FTEs were 66.2 for the nine months ended September 30, 2023, compared to 66.8 for the nine months ended September 30, 2022.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
September 30, 2023:
Cash and cash equivalents	$818,041	$1,552	$(1,092)	$818,501
Securities AFS, net	821,701	—	—	821,701
Securities HTM	800,742	—	—	800,742
Loans, net	10,254,158	—	—	10,254,158
Accrued interest receivable	51,303	—	—	51,303
Premises and equipment	38,906	161	136	39,203
Investment in FHLB stock	24,610	—	—	24,610
Deferred taxes	31,080	146	1,564	32,790
Real estate owned ("REO")	6,210	—	—	6,210
Core deposit intangibles	5,337	—	—	5,337
Other assets	166,875	428	29,706	197,009
Total assets	$13,018,963	$2,287	$30,314	$13,051,564

Deposits	$10,825,499	$—	$(13,305)	$10,812,194
Borrowings	972,289	—	12,000	984,289
Subordinated debt	—	—	173,382	173,382
Intercompany balances	10,717	(11,113)	396	—
Accounts payable and other liabilities	145,149	2,396	14,947	162,492
Shareholders’ equity	1,065,309	11,004	(157,106)	919,207
Total liabilities and equity	$13,018,963	$2,287	$30,314	$13,051,564

December 31, 2022:
Cash and cash equivalents	$656,247	$16,757	$(16,510)	$656,494
Securities AFS, net	226,158	—	—	226,158
Securities HTM	862,544	—	—	862,544
Loans, net	10,692,462	—	—	10,692,462
Accrued interest receivable	51,359	—	—	51,359
Premises and equipment	35,788	216	136	36,140
Investment in FHLB stock	25,358	—	—	25,358
Deferred taxes	19,671	78	4,449	24,198
Real estate owned ("REO")	6,210	—	—	6,210
Goodwill	215,252	—	—	215,252
Core deposit intangibles	6,583	—	—	6,583
Other assets	182,262	428	28,731	211,421
Total assets	$12,979,894	$17,479	$16,806	$13,014,179

Deposits	$10,403,205	$—	$(40,593)	$10,362,612
Borrowings	1,176,601	—	20,000	1,196,601
Subordinated debt	—	—	173,335	173,335
Intercompany balances	1,001	971	(1,972)	—
Accounts payable and other liabilities	125,254	4,392	17,607	147,253
Shareholders’ equity	1,273,833	12,116	(151,571)	1,134,378
Total liabilities and equity	$12,979,894	$17,479	$16,806	$13,014,179

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets.

During the nine months ended September 30, 2023, total assets decreased by $37 million primarily due to a $216 million decrease in goodwill and intangibles, and a $442 million decrease in loans, offset by a $534 million increase in net securities and a $162 million increase in cash and cash equivalents. The $216 million decrease in goodwill and intangibles was largely the result of a $215.3 million non-cash goodwill impairment charge recorded during the second quarter of 2023.  Cash and cash equivalents represented approximately 6.3% of total assets as of September 30, 2023.  Loans decreased $442 million, the result of $1.2 billion in loan fundings for the nine months ended September 30, 2023 offset by loan payoffs and paydowns of $1.6 billion for the nine months ended September 30, 2023.  Combined investment securities (AFS and HTM) balances net of allowance for credit losses increased by $534 million, largely the result of the purchase of $617 million (net of discount) in U.S. Treasury and GNMA mortgage-backed securities in the third quarter of 2023, offset by $76 million in principal collections received.  Deposits increased by $450 million, the result of increases in wholesale, corporate, and digital bank deposits of $1.3 billion, $471 million, and $176 million respectively, offset by decreases in retail, and specialty deposits of  $791 million and $694 million respectively.   Borrowings decreased by $212 million, as the increase in deposits provided the opportunity to paydown borrowings.

Cash and cash equivalents. Cash and cash equivalents consist primarily of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds. Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding: deposits, FHLB and Federal Reserve Bank advances and FFI borrowings. Cash and cash equivalents increased by $162 million during the nine months ended September 30, 2023, compared to December 31, 2022, and represented approximately 6.3% of total assets, compared to 5.0% of total assets as of December 31, 2022.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
September 30, 2023:
Collateralized mortgage obligations	$9,084	$—	$(1,543)	$—	$7,541
Agency mortgage-backed securities	234,305	—	(1,457)	—	232,848
Municipal bonds	49,579	—	(5,426)	(1)	44,152
SBA securities	14,807	2	(113)	—	14,696
Beneficial interests in FHLMC securitization	14,696	89	(336)	(7,098)	7,351
Corporate bonds	138,897	—	(16,044)	(1,391)	121,462
U.S. Treasury	394,004	—	(353)	—	393,651
Total	$855,372	$91	$(25,272)	$(8,490)	$821,701

December 31, 2022:
Collateralized mortgage obligations	$9,865	$—	$(1,250)	$—	$8,615
Agency mortgage-backed securities	8,161	—	(585)	—	7,576
Municipal bonds	50,232	—	(3,442)	—	46,790
SBA securities	19,090	3	(138)	—	18,955
Beneficial interest in FHLMC securitization	19,415	108	(103)	(11,439)	7,981
Corporate bonds	145,024	—	(10,011)	—	135,013
U.S. Treasury	1,298	1	(71)	—	1,228
Total	$253,085	$112	$(15,600)	$(11,439)	$226,158

As of September 30, 2023, U.S. Treasury securities of $393.7 million included in the table above are pledged as collateral to the States of California and Florida to meet regulatory requirements related to the Bank’s trust operations, and $225.7 million of agency mortgage-backed securities are pledged as collateral as support for the Bank’s obligations under loan sales and securitizations agreements entered into from 2018 and 2021. A total of $71.0 million in SBA and agency mortgage-backed securities are pledged as collateral for repurchase agreements.  A total of $880.7 million in SBA and agency mortgage-backed securities, corporate and municipal bonds, and loans are pledged as collateral to the Federal Reserve Bank’s discount window, BIC, and BTFP programs, from which the Bank may borrow.

Excluding allowance for credit losses, the increase in AFS securities in the nine months ended September 30, 2023 was due primarily to the purchase of $617 million (net of discount) in U.S. Treasury and GNMA mortgage-backed securities in the third quarter of 2023, offset by $76 million in principal collections received, and increases in the gross unrealized losses on the securities.

The following is a rollforward of the Company’s allowance for credit losses related to investments for the following periods:

	Beginning	Provision (Reversal)			Ending
(dollars in thousands)	Balance	for Credit Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2023:
Municipal bonds	$—	$1	$—	$—	$1
Beneficial interests in FHLMC securitization	7,058	40	—	—	7,098
Corporate bonds	1,477	(86)	—	—	1,391
Total	$8,535	$(45)	$—	$—	$8,490

Nine Months Ended September 30, 2023:
Municipal bonds	$—	$1	$—	$—	$1
Beneficial interests in FHLMC securitization	11,439	(370)	(3,971)	—	7,098
Corporate bonds	—	1,391	—	—	1,391
Total	$11,439	$1,022	$(3,971)	$—	$8,490

Year Ended December 31, 2022:
Municipal bonds	$—	$—	$—	$—	$—
Beneficial interests in FHLMC securitization	10,399	1,040	—	—	11,439
Corporate bonds	—	—	—	—	—
Total	$10,399	$1,040	$—	$—	$11,439

During the three months ended September 30, 2023, the Company recorded a reversal for credit losses of $45 thousand and during the nine months ended September 30, 2023, the Company recorded a provision for credit losses of $1.0 million.  During the three and nine months ended September 30, 2023, the Company recorded charge-offs of $0 and $4.0 million, respectively related to several interest-only strip securities.

Securities held to maturity. The following table provides a summary of the Company’s HTM securities portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
September 30, 2023:
Agency mortgage-backed securities	$800,742	$—	$(106,246)	$—	$694,496
Total	$800,742	$—	$(106,246)	$—	$694,496

December 31, 2022:
Agency mortgage-backed securities	$862,544	$—	$(89,483)	$—	$773,061
Total	$862,544	$—	$(89,483)	$—	$773,061

The decrease in HTM securities in the nine months ended September 30, 2023 was due to principal payments received. There were no purchases of investment securities or other additions to the portfolio during the nine months ended September 30, 2023.

The scheduled maturities of securities AFS, other than agency mortgage-backed securities, and the related weighted average yields by contractual maturity date were as follows, as of September 30, 2023:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$514	$8,570	$9,084
Agency mortgage-backed securities	—	4,960	—	229,345	234,305
Municipal bonds	—	9,676	36,202	3,701	49,579
SBA securities	1	1,119	645	13,042	14,807
Beneficial interests in FHLMC securitization	—	8,958	—	5,738	14,696
Corporate bonds	5,026	45,441	82,901	5,529	138,897
U.S. Treasury	392,706	1,298	—	—	394,004
Total	$397,733	$71,452	$120,262	$265,925	$855,372
Weighted average yield	5.19%	5.45%	3.28%	5.86%	5.15%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$452	$7,089	$7,541
Agency mortgage-backed securities	—	4,627	—	228,221	232,848
Municipal bonds	—	8,948	32,388	2,817	44,153
SBA securities	1	1,110	643	12,942	14,696
Beneficial interests in FHLMC securitization	—	8,958	—	5,491	14,449
Corporate bonds	4,951	44,368	69,792	3,742	122,853
U.S. Treasury	392,425	1,226	—	—	393,651
Total	$397,377	$69,237	$103,275	$260,302	$830,191

The scheduled maturities of securities HTM, and the related weighted average yields by contractual maturity date were as follows, as of September 30, 2023:

	Less than	1 Through	5 Through	After
(dollars in thousands)	1 Year	5 years	10 Years	10 Years	Total
September 30, 2023
Amortized Cost:
Agency mortgage-backed securities	$—	$3,465	$14,411	$782,866	$800,742
Total	$—	$3,465	$14,411	$782,866	$800,742
Weighted average yield	—%	0.84%	1.36%	2.28%	2.25%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$3,183	$12,730	$678,583	$694,496
Total	$—	$3,183	$12,730	$678,583	$694,496

Loans. The following table sets forth our loans, by loan type, as of:

	September 30, 2023		December 31, 2022

		Percentage of		Percentage of
(dollars in thousands)	Amount	Total Loans	Amount	Total Loans
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$5,240,385	51.0%	$5,341,596	49.9%
Single family	960,139	9.4%	1,016,498	9.5%
Total real estate loans secured by residential properties	6,200,524	60.4%	6,358,094	59.4%
Commercial properties	1,043,930	10.2%	1,203,292	11.2%
Land and construction	141,216	1.4%	158,565	1.5%
Total real estate loans	7,385,670	71.9%	7,719,951	72.1%
Commercial and industrial loans	2,877,441	28.0%	2,984,748	27.9%
Consumer loans	3,545	0.0%	4,481	0.0%
Total loans	10,266,656	100.0%	10,709,180	100.0%
Premiums, discounts and deferred fees and expenses	16,697		17,013
Total	$10,283,353		$10,726,193

Total loans decreased by $443 million, as a result of $1.2 billion in loan fundings for the nine months ended September 30, 2023 offset by loan payoffs and paydowns of $1.6 billion for the nine months ended September 30, 2023.  The decrease in loans from prior year end reflects the strategic actions undertaken to maintain a disciplined approach to our loan production in light of the current rising interest rate environment.

The loan portfolio is largely concentrated in the geographic markets in which we operate.  As of September 30, 2023, approximately 85.8% of the loans in our portfolio were made to borrowers who live and/or conduct business in California (73.2%), Florida (8.9%), and Texas (3.7%).

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	September 30, 2023		December 31, 2022
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$2,412,670	—	$2,736,691	—
Interest-bearing	2,275,351	3.353%	2,568,850	3.109%
Money market and savings	3,150,696	3.652%	3,178,230	2.373%
Certificates of deposit	2,973,477	4.594%	1,878,841	3.741%
Total	$10,812,194	3.033%	$10,362,612	2.177%

During the nine months  ended September 30, 2023, our deposit rates have moved in a manner consistent with overall deposit market rates and market rates continued to rise as a result of the actions taken by the Federal Reserve Board. The weighted average interest rates of total deposits increased from 2.18% at December 31, 2022 to 3.03% at September 30, 2023.

The Bank may utilize brokered deposits as a source of funding and as a component of its overall liquidity management process.  As of September 30, 2023, the Bank held $2.7 billion of brokered deposits, consisting of $2.3 billion in certificates of deposit and $0.4 billion in interest-bearing demand deposits and money market accounts.  As of December 31, 2022, the Bank held $1.3 billion of brokered deposits, consisting of $1.2 billion in certificates of deposit and $0.1 billion in money market accounts.  The increase in brokered deposits was due to the Bank’s utilization of brokered deposits as a means to replace some of the outflow of non-brokered deposits that occurred following the closure of three regional banks in the first half of 2023 and for the purpose of increasing its on-balance liquidity.  The weighted average rate paid on brokered deposit balances was 4.92% and 4.73% for the quarter and nine months ended September 30, 2023, respectively.

As of September 30, 2023, large depositor relationships, consisting of deposit relationships which exceed 2% of total deposits, accounted for, in the aggregate, 18.4% of our total deposits.  The composition of large depositor relationships did not change materially from either a quantitative or qualitative perspective since December 31, 2022.

The deposits held by the Bank are insured by the Federal Deposit Insurance Corporation’s (the “FDIC”) Deposit Insurance Fund up to applicable limits. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor.  Insured and collateralized deposits comprised approximately 87.4% of total deposits at September 30, 2023.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

	September 30, 2023	December 31, 2022

(dollars in thousands)	Amount	Amount
Uninsured deposits	$2,323,600	$3,546,697

The maturities of our certificates of deposit of greater than $250,000 was $464.2 million and $433.9 million at September 30, 2023, and December 31, 2022, respectively.  The following table sets forth the maturity distribution of the estimated time deposits as of September 30, 2023:

(dollars in thousands)
3 months or less	$370,962
Over 3 months through 12 months	86,173
1 to 3 years	7,031
Over 3 years	—
Total	$464,166

Borrowings.  At September 30, 2023, our borrowings consisted of $800 million in FHLB putable advances at the Bank, $100 million of FHLB term advances at the Bank, $72 million in repurchase agreements at the Bank, and $12 million of borrowings under a holding company line of credit.  At December 31, 2022 our borrowings consisted of $805 million in overnight FHLB advances at the Bank, $200 million in federal funds purchased at the Bank, $171 million in repurchase agreements at the Bank, and $20 million of borrowings under a holding company line of credit.

The average balance of borrowings and the weighted average interest rate on such borrowings was $1.2 billion and 4.86%, respectively for the nine months ended September 30, 2023. The average balance of borrowings and the weighted average interest rate on such borrowings was $328 million and 1.59%, respectively for the nine months ended September 30, 2022.  The average balance of borrowings and the weighted average interest rate on such borrowings was $587 million and 4.16%, respectively for the quarter ended September 30, 2023.  The average balance of borrowings and the weighted average interest rate on such borrowings was $1.54 billion and 3.79%, respectively for the quarter ended December 31, 2022.  At September 30, 2023, total borrowings represented 7.5% of total assets, compared to 9.2% at December 31, 2022.

As of September 30, 2023, our unused borrowing capacity was $3.0 billion, which consisted of $2.0 billion in available lines of credit with the FHLB, $880.7 million in available borrowing capacity with the Federal Reserve Bank, $145.4 million in borrowing capacity through unsecured federal funds lines with four correspondent financial institutions, and $8 million in available borrowing capacity through line of credit arrangement that our holding company maintains with an unaffiliated lender.

For additional information about borrowings, see Note 9: “Borrowings” to the consolidated financial statements in this Quarterly Report on Form 10-Q.

Subordinated debt.  At September 30, 2023 and December 31, 2022, FFI had two issuances of subordinated notes with an aggregate carrying value of $173.4 million.  For additional information about subordinated debt, see Note 10: “Subordinated Debt” to the consolidated financial statements in this Quarterly Report on Form 10-Q.

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

			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
September 30, 2023:
Real estate loans:
Residential properties	$511	$15,660	$—	$1,066	$17,237	$6,202,405	$6,219,642
Commercial properties	8,704	—	2,171	3,015	13,890	1,029,215	1,043,105
Land and construction	—	—	—	—	—	140,665	140,665
Commercial and industrial loans	3,277	666	—	3,017	6,960	2,869,360	2,876,320
Consumer loans	160	—	—	—	160	3,461	3,621
Total	$12,652	$16,326	$2,171	$7,098	$38,247	$10,245,106	$10,283,353
Percentage of total loans	0.12%	0.16%	0.02%	0.07%	0.37%

December 31, 2022:
Real estate loans:
Residential properties	$511	$57	$—	$2,556	$3,124	$6,374,100	$6,377,224
Commercial properties	15,000	946	1,213	4,547	21,706	1,180,357	1,202,063
Land and construction	—	—	—	—	—	157,630	157,630
Commercial and industrial loans	385	1,495	982	3,228	6,090	2,978,668	2,984,758
Consumer loans	—	167	—	—	167	4,351	4,518
Total	$15,896	$2,665	$2,195	$10,331	$31,087	$10,695,106	$10,726,193
Percentage of total loans	0.15%	0.02%	0.02%	0.10%	0.29%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
September 30, 2023
Real estate loans:
Residential properties	$710	$356
Commercial properties	—	3,015
Commercial and industrial loans	2,552	466
Consumer loans	—	—
Total	$3,262	$3,837

December 31, 2022
Real estate loans:
Residential properties	$—	$2,556
Commercial properties	—	4,547
Commercial and industrial loans	2,016	1,212
Total	$2,016	$8,315

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans for the periods indicated:

		Provision
	Beginning	(Reversal) for			Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended September 30, 2023:
Real estate loans:
Residential properties	$8,234	$140	$—	$—	$8,374
Commercial properties	5,253	(979)	—	—	4,274
Land and construction	287	(13)	—	—	274
Commercial and industrial loans	17,690	(1,070)	(1,183)	814	16,251
Consumer loans	21	—	—	1	22
Total	$31,485	$(1,922)	$(1,183)	$815	$29,195

Nine months ended September 30, 2023:
Real estate loans:
Residential properties	$8,306	$68	$—	$—	$8,374
Commercial properties	8,714	(4,191)	(249)	—	4,274
Land and construction	164	110	—	—	274
Commercial and industrial loans	16,521	2,019	(4,022)	1,733	16,251
Consumer loans	26	(4)	(2)	2	22
Total	$33,731	$(1,998)	$(4,273)	$1,735	$29,195

Year ended December 31, 2022:
Real estate loans:
Residential properties	$2,637	$5,674	$(5)	$—	$8,306
Commercial properties	17,049	(8,335)	—	—	8,714
Land and construction	1,995	(1,831)	—	—	164
Commercial and industrial loans	11,992	4,804	(711)	436	16,521
Consumer loans	103	(73)	(4)	—	26
Total	$33,776	$239	$(720)	$436	$33,731

On January 1, 2020, we adopted a new accounting standard, commonly referred to as “CECL”, which replaces the “incurred loss” approach with an “expected loss” model over the life of the loan, as further described in Note 1 Summary of Significant Accounting Policies of the notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022. The allowance for credit losses for loans totaled $29.2 million as of September 30, 2023, compared to $33.7 million as of December 31, 2022. Our ACL for loans represented 0.28% of total loans outstanding as of September 30, 2023 compared to 0.31% of total loans outstanding as of December 31, 2022. The ACL for loans decreased $4.5 million as of September 30, 2023 compared to December 31, 2022. Activity for the nine months ended September 30, 2023 included a reversal in provision for credit losses of $2.0 million, charge-offs of $4.3 million, and recoveries of $1.7 million.

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

In addition, the FDIC and the California Department of Financial Protection and Innovation (the “DFPI”), as an integral part of their examination processes, periodically review the adequacy of our ACL. These agencies may require us to make additional provisions for credit losses, over and above the provisions that we have already made, the effect of which would be to reduce our income.

The following table presents the balance in the ACL and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total

September 30, 2023:
Allowance for credit losses:
Real estate loans:
Residential properties	$80	$8,294	$8,374
Commercial properties	268	4,006	4,274
Land and construction	—	274	274
Commercial and industrial loans	1,144	15,107	16,251
Consumer loans	—	22	22
Total	$1,492	$27,703	$29,195
Loans:
Real estate loans:
Residential properties	$1,952	$6,217,690	$6,219,642
Commercial properties	10,625	1,032,480	1,043,105
Land and construction	—	140,665	140,665
Commercial and industrial loans	3,828	2,872,492	2,876,320
Consumer loans	—	3,621	3,621
Total	$16,405	$10,266,948	$10,283,353

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total
December 31, 2022:
Allowance for credit losses:
Real estate loans:
Residential properties	$87	$8,219	$8,306
Commercial properties	1,834	6,880	8,714
Land and construction	—	164	164
Commercial and industrial loans	3,122	13,399	16,521
Consumer loans	—	26	26
Total	$5,043	$28,688	$33,731
Loans:
Real estate loans:
Residential properties	$3,479	$6,373,745	$6,377,224
Commercial properties	34,278	1,167,785	1,202,063
Land and construction	—	157,630	157,630
Commercial and industrial loans	9,397	2,975,361	2,984,758
Consumer loans	—	4,518	4,518
Total	$47,154	$10,679,039	$10,726,193

Liquidity

Liquidity management focuses on our ability to generate, on a timely and cost-effective basis, cash sufficient to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses.  Liquidity management also includes the ability to manage unplanned decreases or changes in funding sources, as well as abnormal and unexpected needs.  To meet such abnormal and unexpected needs, lines of credit are maintained with the FHLB, the Federal Reserve Bank, and correspondent banks.  Liquidity management is both a daily and long-term function of funds management.  Liquidity management takes into consideration liquid assets, which includes: cash and cash equivalents; unencumbered eligible investment securities; and unused investment securities pledged under the Federal Reserve Bank’s discount window and BTFP programs which can be drawn at-will.  Liquidity management also takes into consideration available liquidity sources such as available unused funds from both the FHLB and Federal Reserve Bank credit lines.  The Bank’s Federal Reserve Bank credit line is secured by pledged collateral in the form of qualifying loans and investment securities.  As of September 30, 2023, the Bank had secured unused borrowing capacity of $880.7 million under this agreement.  The Bank’s unused borrowing capacity with the FHLB as of September 30, 2023 was $2.0 billion.  The Bank had a total of $145.4 million in unused borrowing capacity available through its correspondent bank lines of credit as of September 30, 2023.

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, FHLB advances and proceeds from borrowings and sales of FFI common stock. The remaining balances of the Company’s lines of credit available to draw down totaled $3.0 billion at September 30, 2023.

We believe our liquid assets and available liquidity sources is sufficient to meet current funding needs and that we have the ability to manage unplanned decreases or changes in funding sources, as well as abnormal and unexpected needs.  The Company regularly monitors liquidity to ensure levels are in compliance with minimum requirements established by our Board of Directors.  As of September 30, 2023, our available liquidity ratio was 34.8%, which is above the Company’s minimum policy requirement of  25%.  The Company regularly models liquidity stress scenarios to ensure that adequate liquidity is available, and has contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

Cash Flows Provided by Operating Activities. During the nine months ended September 30, 2023, operating activities provided net cash of $40.5 million, primarily due to net income of $13.6 million, a decrease in accrued interest receivable and other assets of $15.3 million, and an increase in accounts payable and other liabilities of $14.0 million.  The net income of $13.6 million provided by operating activities consisted of the net loss of $201.6 million for the nine months ended September 30, 2023 excluding the non-cash goodwill impairment charge of $215.3 million.  During the nine months ended September 30, 2022, operating activities provided net cash of $100.2 million, primarily due to net income of $93.2 million,  a net increase of $29.8 million in accounts payable and other liabilities, and an increase in accrued interest receivable and other assets of $32.6 million.

Cash Flows Used in Investing Activities. During the nine months ended September 30, 2023, investing activities used net cash of $106.9 million, primarily due to $617.5 million (net of discount) in purchases of U.S. Treasury and GNMA mortgage-backed securities, offset by a $438.6 million net decrease in loans, and $75.8 million in cash received in principal collection and maturities of securities.  During the nine months ended September 30, 2022, investing activities used net cash of $2.9 billion, primarily due to $2.9 billion net increase in loans.

Cash Flows Provided by Financing Activities. During the nine months ended September 30, 2023, financing activities provided net cash of $228.5 million, consisting primarily of a net increase of $449.6 million in deposits, offset by a net decrease in FHLB and other advances of $105 million, a $8.0 million decrease in our line of credit, a $99.3 million net decrease in repurchase agreements, and $8.5 million in dividends paid.  During the nine months ended September 30, 2022, financing activities provided net cash of $2.0 billion, consisting primarily of a net increase of $737.9 million in deposits, $1.1 billion net increase in FHLB and other advances and a $147.6 million net increase in subordinated debt, offset partially by $18.5 million net paydowns in our line of credit, and $18.6 million in dividends paid.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2023 and December 31, 2022, the loan-to-deposit ratios at FFB were 95.1% and 103.5%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of September 30, 2023:

(dollars in thousands)
Commitments to fund under existing loans, lines of credit	$1,228,985
Commitments under standby letters of credit	17,193

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of September 30, 2023, FFB was obligated on $315 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $300 million of deposits from the State of California.

Interest Rate Risk Management

Interest rate risk (“IRR”) refers to the vulnerability of an institution’s financial condition to movements in interest rates.  Excessive IRR poses a significant threat to an institution’s earnings and capital.  Change in interest rates affect an institution’s earnings by altering interest-sensitive income and expenses.  Changes in interest rates also affect the underlying value of an institutions’ assets, liabilities, and off-balance sheet instruments because the present value of future cash flows (and in some cases, the cash flows themselves) change when interest rates change.  The Board of Directors of the Bank has adopted a policy to govern the management of the Bank’s exposure to IRR.  This policy is an integral part of the Bank’s overall asset/liability management.  The goals of this policy are to (1) optimize profits through the management of IRR; (2) limit the exposure of the Bank’s earnings and capital to fluctuations in interest rates; (3) ensure that the Bank’s management of IRR meets applicable regulatory guidelines.

We assess our interest rate exposure within our major balance sheet categories individually, as well as in our balance sheet holistically, focusing on the interest rate sensitivity of our assets and liabilities.  Our processes identify potential areas of vulnerability, particularly those influenced by fluctuations in market interest rates.  Our IRR assessment process considers the repricing and liquidity characteristics of various financial instruments, including loans, investment securities, deposits, and borrowings.  We establish a desired risk profile that aligns with our strategic goals and the prevailing interest rate environment.  This profile considers factors such as the mix of fixed and floating rate assets and liabilities, taking into account our outlook on interest rates.  We set clear policy limits and guidelines that guide our IRR management strategies, consistent with regulatory guidance.  We employ various strategies to mitigate IRR by managing our asset and liability mix, including adjusting the duration of our assets to align with our liabilities.  Our IRR management process is dynamic and includes regular monitoring and review.  Our management team conducts ongoing assessments of asset and liability maturities and repricing characteristics, ensuring they remain consistent with our desired risk profile.  By proactively identifying, assessing, and managing IRR, we aim to maintain the stability of our financial performance, protect interests of our stakeholders, and ensure our continued ability to meet the financial needs of our customers.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
September 30, 2023:
CET1 capital ratio	$926,864	9.70%	$430,120	4.50%
Tier 1 leverage ratio	926,864	7.18%	516,274	4.00%
Tier 1 risk-based capital ratio	926,864	9.70%	573,493	6.00%
Total risk-based capital ratio	1,136,202	11.89%	764,658	8.00%

December 31, 2022:
CET1 capital ratio	$931,125	9.18%	$456,603	4.50%
Tier 1 leverage ratio	931,125	7.44%	500,327	4.00%
Tier 1 risk-based capital ratio	931,125	9.18%	608,804	6.00%
Total risk-based capital ratio	1,145,765	11.29%	811,739	8.00%

FFB
September 30, 2023:
CET1 capital ratio	$1,073,396	11.28%	$428,285	4.50%	$618,633	6.50%
Tier 1 leverage ratio	1,073,396	8.34%	514,984	4.00%	643,729	5.00%
Tier 1 risk-based capital ratio	1,073,396	11.28%	571,046	6.00%	761,395	8.00%
Total risk-based capital ratio	1,109,351	11.66%	761,395	8.00%	951,744	10.00%

December 31, 2022:
CET1 capital ratio	$1,070,648	10.60%	$454,655	4.50%	$656,724	6.50%
Tier 1 leverage ratio	1,070,648	8.59%	498,725	4.00%	623,400	5.00%
Tier 1 risk-based capital ratio	1,070,648	10.60%	606,207	6.00%	808,276	8.00%
Total risk-based capital ratio	1,111,952	11.01%	808,276	8.00%	1,010,345	10.00%

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

As of September 30, 2023, the amount of capital at FFB in excess of amounts required to be well capitalized for purposes of the prompt corrective action regulations was $455 million for the CET1 capital ratio, $430 million for the Tier 1 Leverage Ratio, $312 million for the Tier 1 risk-based capital ratio and $158 million for the Total risk-based capital ratio.

During the nine months ended September 30, 2023, the Company paid a total of $8.5 million in dividends consisting of $6.2 million ($0.11 per common share) for the fourth quarter of 2022 which was declared and paid in the first quarter of 2023, $1.1 million ($0.02 per common share) for the first quarter of 2023 which was declared and paid in the second quarter of 2023, and $1.1 million ($0.02 per common share) for the second quarter of 2023 which was declared and paid in the third quarter of 2023.  On October 26, 2023, the Company announced that its Board of Directors approved the payment of a quarterly cash dividend of $0.01 per common share, to be paid on November 16, 2023 to shareholders of record as of the close of business on November 6, 2023.  The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business – Supervision and Regulation – Dividends and Stock Repurchases” in Part 1 of our Annual Report on Form 10-K for the year ended December 31, 2022.  In addition, we have agreed that FFB will not pay any dividends to FFI without the FDIC and DFPI’s prior written approval.  Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve-month period.  We paid $24.8 million in dividends ($0.44 per share) in 2022.

We had no material commitments for capital expenditures as of September 30, 2023. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the section titled Asset and Liability Management: Interest Rate Risk in our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission on February 28, 2023 and amended on May 1, 2023. Updates to quantitative and qualitative disclosures regarding market risk are included in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk Management” and should be read in conjunction with the information contained in our 2022 Form 10-K.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2023, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES

On April 26, 2022, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company may repurchase up to $75 million of its common stock. This plan has no stated expiration date. This stock repurchase program replaces and supersedes the stock repurchase program approved by the Board of Directors on October 30, 2018, which had authorized the Company to repurchase up to 2,200,000 shares of its common stock, and which no additional shares were repurchased during the three months ended September 30, 2023.

ITEM 5.OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2023.

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

10.1

Employment Agreement, dated August 14, 2023, between First Foundation Inc. and James Britton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 15, 2023).

10.2

Change in Control Severance Compensation Agreement, dated August 14, 2023, between First Foundation Inc. and James Britton (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 15, 2023).

10.3

Inline XBRL Taxonomy Extension Calculation Linkbase First Amendment to Employment Agreement, dated August 14, 2023, between First Foundation Bank and Amy Djou (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on August 15, 2023).

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

FIRST FOUNDATION INC. (Registrant)

Dated: November 8, 2023	By:	/s/ JAMIE BRITTON
Jamie Britton
Executive Vice President and Chief Financial Officer

S-1