Form 10-K
period 2023-12-31
First Foundation Inc.
filed 2024-02-28
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-36461

FIRST FOUNDATION INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8639702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

200 Crescent Court, Suite 1400 Dallas, Texas	75201
(Address of principal executive offices)	(Zip Code)

(469) 638-9636

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FFWM	New York Stock Exchange

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

As of June 30, 2023, the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the New York Stock Exchange as of the close of business on June 30, 2023, was approximately $224 million.

As of February 21, 2024, there were 56,467,623 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated herein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders, which is expected to be filed with the Commission on or before April 29, 2024.

FIRST FOUNDATION INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2023

i

FORWARD-LOOKING STATEMENTS

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are those that predict or describe future events or trends or that do not relate solely to historical matters. However, our actual results and financial performance in the future will be affected by known and currently unknown risks, uncertainties and other factors that may cause our actual results or financial performance in the future to differ materially from the results or financial performance that may be expressed, predicted or implied by such forward-looking statements. Such risks, uncertainties and other factors include, among others, those set forth below in Item 1A, Risk Factors, and readers of this report are urged to read the cautionary statements contained in that section of this report. In some cases, you can identify forward-looking statements by words like “may,” “will,” “should,” “could,” “believes,” “intends,” “expects,” “anticipates,” “plans,” “estimates,” “predicts,” “potential,” “project” and “continue” and similar expressions. Readers of this report are cautioned not to place undue reliance on any forward-looking statements, which speak only as of the respective dates on which such statements were made and which are subject to risks, uncertainties and other factors that could cause actual results and the timing of certain events to differ materially from future results expressed or implied by such forward-looking statements.

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

We are a financial services company that provides a comprehensive platform of financial services to individuals, businesses and other organizations. We currently conduct our operations in California, Nevada, Florida, Texas, and Hawaii. Our integrated platform provides banking products and services, investment advisory and wealth management services and trust services to effectively and efficiently meet the financial needs of our clients. We provide business banking products and services to small to moderate-sized businesses and professional firms, and consumer banking products and services to individuals and families. As of December 31, 2023, we had $13.3 billion of total assets, $10.1 billion of loans, $10.7 billion of deposits, $5.2 billion of assets under management (“AUM”), and $1.3 billion of trust assets under advisement (“AUA”). Our investment advisory and wealth management and trust services provide us with a stable source of diversified, fee-based, recurring revenues, and accounted for approximately 14% of total revenue in 2023.

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

FFI is a bank holding company incorporated in Delaware. As a bank holding company, we are subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”) and the Federal Reserve Bank of Dallas under delegated authority from the FRB. FFB is a California state-chartered bank and is subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Protection & Innovation (“DFPI”) and the Consumer Financial Protection Bureau (“CFPB”). FFB also is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which provides it with a source of funds in the form of short-term and long-term borrowings. FFA is a California corporation that began operating as a fee-based registered investment advisor under the Investment Advisers Act of 1940 (“Investment Advisers Act”) in 1990, and is subject to regulation by the Securities and Exchange Commission, (“SEC”), under that Act.

Overview of Our Banking Business

Through FFB, we offer a wide range of loan products, deposit products, treasury management products and services, and trust services. The yields we realize on our loans and other interest-earning assets and the interest rates we pay to attract and retain deposits are the principal determinants of our banking revenues.

We also provide trust services to clients using our California, Hawaii, Nevada, Florida, and Texas trust powers. Those services, which consist primarily of the management of trust assets, complement the investment and wealth management services that FFA offers to our clients. Additionally, trust service fees provide additional sources of noninterest income for us.

FFB’s operations comprise the banking and trust segments of our business. At December 31, 2023, FFB had $13.3 billion of total assets, $10.1 billion of loans, $10.7 billion of deposits and $1.3 billion of trust AUA.

Overview of Our Investment Advisory and Wealth Management Business

FFA is a fee-based investment advisor which provides investment advisory and wealth management services primarily to high net-worth individuals, their families and their family businesses, and other affiliated organizations. FFA strives to provide its clients with a high level of personalized service by its staff of experienced relationship managers. FFA’s operations comprise the investment advisory and wealth management segment of our business. As of December 31, 2023, FFA had $5.2 billion of AUM.

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

Loan Products and Services

The following table sets forth information regarding the types of loans that we make, by principal amounts and as a percentage of our total loans outstanding at December 31:

	2023		2022
(dollars in thousands)	Balance	% of Total	Balance	% of Total
Recorded Investment balance:
Loans secured by real estate:
Residential properties:
Multifamily	$5,227,885	51.5%	$5,341,596	49.9%
Single family	950,712	9.4%	1,016,498	9.5%
Total loans secured by residential properties	6,178,597	60.8%	6,358,094	59.4%
Commercial properties	987,596	9.7%	1,203,292	11.2%
Land and construction	137,298	1.4%	158,565	1.5%
Total real estate loans	7,303,491	71.9%	7,719,951	72.1%
Commercial and industrial loans	2,856,228	28.1%	2,984,748	27.9%
Consumer loans	1,328	0.0%	4,481	0.0%
Total loans	10,161,047	100.0%	10,709,180	100.0%
Premiums, discounts and deferred fees and expenses	16,755		17,013
Total	$10,177,802		$10,726,193

We have established a lending platform that provides financing solutions to our strong and stable client relationships, including individuals, businesses, and other entities. Each of our office locations are focused on serving the businesses and clients within their market area. Our lending activities serve the credit needs of individuals, owners of multifamily and commercial real estate properties, small to moderate size businesses and professional firms in our market areas. As a result, we offer a variety of loan products consisting of multifamily and single family residential real estate loans, commercial real estate loans, commercial term loans and lines of credit, and consumer loans.

Our lending platform is focused on three primary channels: 1) Commercial Real Estate (“CRE”), defined as multifamily residential, owner and non-owner occupied commercial real estate, land and construction; 2) Commercial and Industrial (“C&I”), defined as term and revolving credit/lines of credit for small to moderate-sized businesses, professional firms, and municipal agencies; 3) Consumer defined as loan products to individuals, including single family residential real estate loans and home equity lines of credit and other consumer-related loans focused on the current and prospective clients of our platform.  The primary objective of each of the lending channels is to provide exceptional client service to differentiate us from our competitors.  Each lending channel features standardized pricing, uniform sizing and a streamlined process resulting in a high through-put application-to-funding ratio.

CRE Loan Channel: Loans originated under the CRE loan channel are supported by the underlying cash flow from operations of the related real estate collateral. The loan types under this channel consist of multifamily residential, non-owner occupied CRE and land and construction.

Residential Mortgage Loans – Multi-family: We make multi-family residential mortgage loans for terms up to 30 years for 5+ unit properties. These loans generally are adjustable-rate loans with interest rates tied to a variety of independent indexes; although in many cases these loans have initial fixed-rate periods ranging from 3 to 10 years and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the subject real estate collateral cash flow, the character and creditworthiness of the borrower and guarantors, loan-to-value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as rental rates, values and vacancy rates. We typically require full or limited recourse from the owners of the entities to which we make such loans.

CRE Loans – Non-owner Occupied: Our commercial real estate loans are secured by first trust deeds on nonresidential real property with terms generally up to 10 years. We typically focus on multi-tenant industrial, office and retail real estate collateral with strong, stable tenancy, strong, stable historical cash flow and located in stable, submarket locations with strong demand. We will consider special-purpose lending on a limited basis for our existing client base. These loans generally are adjustable-rate loans with interest rates tied to a variety of independent indexes; although in many cases these loans have initial fixed-rate periods ranging from 3 to 10 years and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the subject real estate collateral cash flow, the character and creditworthiness of the borrower and guarantors, loan-to-value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

Land and Construction: Land and construction loans are provided to borrowers with extensive construction experience and/or as an accommodation to existing or potential clients of the platform; however, some such loans were obtained through acquisition of other banks. There is not a separate sales effort to generate land and construction loans. These loans are custom tailored to fit the individual needs of each specific request. We typically consider construction loan requests for urban infill multifamily properties and owner-occupied single family primary residences in the submarket locations where we have experience and offer permanent real estate loans. Land  and construction loans are secured by first trust deeds on real property. These loans generally are adjustable-rate loans with interest rates tied to a variety of independent indexes; although in some rare cases these loans have fixed interest rates for short periods and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, loan to value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

C&I Loan Channel: Loans originated under the C&I loan channel are generally supported by the cash flows generated from the business operations of the entity to which the loan is made, and, except for loans secured by owner occupied CRE, are generally secured by non-real estate assets, such as equipment, inventories or accounts receivable. The C&I loan channel is focused on developing quality full-service business banking relationships, including loans and deposits, by offering commercial products for small to moderate-sized businesses across the banking platform. This allows us to provide support for small to mid-sized businesses in our market areas. The typical C&I loan client utilizes more than one element of our platform, including almost all such clients using our deposit products and services. We typically focus on C&I clients that are manufacturers, distributors, wholesalers, importers and professional service companies.

Commercial Real Estate Loans - Owner Occupied: Owner occupied CRE loans are generally made to businesses that have demonstrated a history of profitable operations. To qualify for such loans, prospective borrowers generally must have operating cash flow sufficient to meet their obligations as they become due, good payment histories, proper balance sheet management of key cash flow drivers, and experienced management. Our commercial real estate loans are secured by first trust deeds on nonresidential real property, typically office, industrial or warehouse. These loans generally are adjustable-rate loans with interest rates tied to a variety of independent indexes; although in some cases these loans have fixed interest rates for periods ranging from 3 to 15 years and adjust thereafter based on an applicable indices and terms. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, loan-to-value and debt service coverage ratios, borrower liquidity and credit history and the trends in balance sheet and income statement management. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

Commercial Loans: We offer commercial term loans and commercial lines of credit to our clients. Commercial loans generally are made to businesses that have demonstrated a history of profitable operations. To qualify for such loans, prospective borrowers generally must have operating cash flow sufficient to meet their obligations as they become due, good payment histories, proper balance sheet oversight of key cash flow drivers, and experienced management. Commercial term loans are either fixed-rate loans or adjustable-rate loans with interest rates tied to a variety of independent indexes and are made for terms ranging from one to seven years subject to the useful life of the asset financed. Commercial lines of credit are adjustable-rate loans with interest rates usually tied to the Wall Street Journal prime rate, are made for terms ranging from one to two years, and contain various covenants, including possible requirements that the borrower reduce its credit line borrowings to zero for specified time periods during the term of the line of credit, maintains liquidity requirements with advances tied to periodic reviews and approved based upon a percentage of accounts receivable, and inventory or unmonitored lines for very small lines or credit or those with significant financial strength and liquidity. Commercial loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, debt service coverage ratios, historical and projected client income, borrower liquidity and credit history, and the trends in income and balance sheet management. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends in the client’s industry. We typically require full recourse from the owners of the entities to which we make such loans.

Equipment Financing: We offer equipment financing to provide financing solutions, including equipment finance agreements and leases for a full range of business equipment, and source the business through third party originators, including equipment brokers, lessors and other referral sources. The majority of the equipment financing business will be for acquiring machines, tools, vehicles, furniture, tenant improvement remodeling/expansion/upgrade and computers. The typical equipment finance loan will be smaller in size, typically less than $100,000; will have terms ranging from 3 to 7 years; will carry fixed-rates; and will be secured by the underlying equipment and other assets of the borrower.

Shared National Credits Lending:  We may participate in multi-bank transactions referred to as Shared National Credits or Participations where a financial institution determines an individual loan is too large for it to be made alone. These loans consist principally of commercial lines of credit and commercial term loans and are typically originated and led by other larger banks to which FFB will be a participant in the transaction. The loans are sourced through relationships with originating lenders as well as through the purchase of loans in the secondary market. These loans generally are made to businesses that have demonstrated a history of profitable operations. To qualify for such loans, prospective borrowers generally must have operating cash flow sufficient to meet their obligations as they become due, good payment histories, proper balance sheet oversight of key cash flow drivers, and experienced management. Syndicated/Participated term loans are either fixed-rate loans or adjustable-rate loans with interest rates tied to a variety of independent indexes and are generally made for terms ranging from one to seven years subject to the useful life of the asset financed. Lines of credit are adjustable-rate loans with interest rates tied to a variety of independent indexes and are generally made with terms from one to five years, and contain various covenants, including possible requirements that the borrower maintain liquidity requirements with advances tied to periodic reviews. These loans are underwritten independently by us based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower, debt service coverage ratios, historical and projected client income, borrower liquidity and credit history, and the trends in income and balance sheet management. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends in the client’s industry. We typically do not require full recourse from the owners of the entities to which we make such loans.

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

Consumer Loan Channel: The consumer channel for FFB offers single family residential loans, home equity lines of credit, personal lines of credit and other consumer related products. We do not have a separate marketing program for this channel; rather this channel is directed to a limited amount of fully-vetted broker relationships and as an accommodation for clients or prospective clients of our platform. Single-family loans comprise a substantial majority of the balances in this channel.

Residential Mortgage Loans – Single-family: We offer single family residential mortgage loans that in most cases take the form of non-conforming jumbo and super-jumbo loans. We do not currently sell or securitize any of our single family residential mortgage loan originations. We do not originate loans defined as high cost by state or federal banking regulators. The majority of our single family residential loan originations are collateralized by first mortgages on real properties located in Southern California and in southwest Florida. These loans are generally adjustable-rate loans with initial fixed-rate periods ranging from 3 to 10 year terms and terms of the loan not exceeding 30 years. These loans generally have interest rate floors and payment caps. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, loan-to-value and debt to income ratios, borrower liquidity, income verification and credit history. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends such as market values.

Consumer Loans: We offer consumer loans and line of credit products as an accommodation to clients of our primary business lines, including personal installment loans and lines of credit, and home equity lines of credit designed to meet the needs of our clients. Consumer loans are either fixed-rate loans or adjustable-rate loans with interest rates tied to a variety of independent indexes and are made for terms ranging from one to ten years. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character, creditworthiness and credit history of the borrower and guarantors, debt to income ratios, borrower liquidity, income verification, and the value of any collateral securing the loan.  Repayment of consumer loans are largely dependent on the borrower’s ongoing cash flows and financial stability and, as a result, generally pose higher credit risks than the other loans that we make.

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

Deposit Products and Services

The following table sets forth information regarding the type of deposits which our clients maintained with us and the average interest rates on those deposits as of December 31:

	2023			2022
			Weighted			Weighted
			Average			Average
(dollars in thousands)	Amount	% of Total	Rate	Amount	% of Total	Rate
Demand deposits:
Noninterest-bearing	$1,467,806	13.7%	—	$2,736,691	26.4%	—
Interest-bearing	2,881,786	27.0%	2.94%	2,568,850	24.8%	2.91%
Money market and savings	3,195,670	29.9%	3.81%	3,178,230	30.7%	2.37%
Certificates of deposit	3,143,670	29.4%	4.87%	1,878,841	18.1%	3.74%
Total	$10,688,932	100.0%	3.36%	$10,362,612	100.0%	2.13%

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

Deposit Services: Our deposit services include the following:

●	Treasury Management: Our comprehensive suite of Treasury Management (“TM”) products and services provide our customers the tools to bank with us conveniently without having the need to visit one of our offices and are necessary to attract complex commercial and specialty deposit clients. These products and services include bill pay, check/payee/ACH positive pay, wire origination, internal and external transfers, account reconciliation reporting, remote deposit capture, mobile banking, mobile deposit, lockbox, cash vault services and merchant processing.
●	Online Banking: FFB offers Online Banking and Mobile Banking services to consumer, small business and commercial clients. The consumer online platform offers account management, internal and external transfers, consumer loan payments, electronic documents, bill pay, real-time alerts, P2P payments and requests, credit score reporting and debit card management. The business online platform allows our business clients to be more productive by offering ease of access to account information, electronic documents, transfer and funds management, real-time alerts, user administration, and reporting tools. These clients can also leverage most TM services as integrated solutions through business online.
●	Online Account Opening: FFB utilizes a platform for online account acquisition. The bank offers checking, savings, money market and CDs, as well as complementary products such as ATM/debit cards and eStatements through the system.

Deposit Delivery Channels: Our deposit products and services are delivered through the following delivery channels:

●	Retail Banking: The retail banking delivery channel is made up of 29 banking offices located throughout our market areas. We attempt to place our banking offices in strategic locations to establish a presence in our target markets, rather than saturating a market with numerous banking offices. The sales activities at our banking offices are led by the bankers and branch managers located at the offices. In addition to a branch manager, each banking office has a strong operations manager and staff to serve the clients of the office, to provide support to the bankers and branch managers in their sales efforts and to maintain the operational integrity of their offices. In addition to the sales activities of the bankers and branch managers, we provide marketing support through periodic deposit campaigns and targeted marketing programs tailored to the region in which the banking office is located.
●	Specialty Deposits: The specialty deposits channel focuses on banking large complex commercial customers and fiduciaries who manage intricate deposit relationships. This team consists of bankers with industry expertise in our targeted specialty niches, which include, but are not limited to escrow, title, 1031 exchange accommodators, contractor retention escrows, commercial property management and homeowners associations as well as financial institutions and mortgage servicers, commercial borrowers, EB-5 projects, and political treasurers. The nature of the specialty deposit customer is generally complex and typically requires a larger volume of transactional servicing needs and reporting requirements. These customers are supported exclusively by the experts in our commercial client services team. This team is responsible for establishing new accounts, maintenance of existing accounts, monitoring accounts, account reporting, review and acceptance of depository agreements and other account related contracts. This team possesses a thorough understanding of legal documentation for complex organizations and legal and regulatory banking requirements for niche industries, balance bank control accounts, ledger posting, and funds disbursement.
●	Digital Bank: The digital bank channel offers consumers high-yield savings accounts, low-cost checking accounts, money market accounts, and certificates of deposits through our online account opening. These digital bank products are offered to consumers across all 50 states and enable FFB to target Millennial, Gen Z, and more digitally savvy prospects with increased efficiency and are supported by a dedicated digital bank operations team.

Trust Services: FFB is licensed to provide trust services to clients in California, Florida, Hawaii, Nevada, and Texas. Those services, which consist primarily of the management of trust assets, complement the investment advisory and wealth management services that FFA offers to our clients and, as a result, provide us with cross-selling opportunities. As of December 31, 2023, trust AUA totaled $1.3 billion.

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

Changes in our AUM reflect additions from new clients, the gains or losses recognized from investment results, additional funds received from existing clients, withdrawals of funds by clients, and terminations.

We do not provide custodial services for our clients through FFA. Instead, client investment accounts are maintained under custodial arrangements with large, well-established brokerage firms, either directly or through FFB. However, we notify our clients that they are not obligated to use those services and that they are free to select securities brokerage firms and custodial service providers of their own choosing. We have entered into referral agreements with certain of the asset custodial firms that provide custodial services to our clients. Under these arrangements, the asset custodial firms provide referrals of prospective new clients whose wealth warrants the more personalized and expansive breadth of financial services that we are able to provide in exchange for a fee. This fee for the referral is either a percentage of the fees we charge to the client or a percentage of the AUM of the client. The asset custodial firms are entitled to continue to receive these fees for as long as we continue to provide services to the referral client. These referral agreements do not require the client to maintain their assets at the custodial firm and are fully disclosed to the client prior to our providing services to them.

Competition

The banking and investment advisory and wealth management businesses in California, Florida, Nevada, Hawaii, and Texas generally, and in our market areas, in particular, are highly competitive. A relatively small number of major national and regional banks, operating over wide geographic areas, dominate our banking markets. Those banks, or their affiliates, may also offer investment advisory and wealth management services. We also compete with large, well-known banking and wealth management firms. Those banks and investment advisory and wealth management firms generally have much greater financial and capital resources than we do and as a result of both their ability to conduct extensive advertising campaigns and their relatively long histories of operating in our markets, are generally better known than us. In addition, by virtue of their greater total capitalization, the large banks have substantially higher lending limits than we do, which enable them to make much larger loans and to offer loan products that we are not able to offer to our clients.

We compete with these much larger banks and investment advisory and wealth management firms primarily on the basis of the personal and “one-on-one” service that we provide to our clients, which many of these competitors are unwilling or unable to provide, other than to their wealthiest clients, due to costs involved or their “one size fits all”

approaches to providing financial services to their clients. We believe that our principal competitive advantage is our ability to offer our services through one integrated platform, enabling us to provide our clients with the efficiencies and benefits of dealing with a cohesive group working together to assist our clients to meet their personal investment and financial goals. We believe that only the largest financial institutions in our area provide similar integrated platforms of products and services, which they sometimes reserve for their wealthiest and institutional clients. In addition, while we also compete with many local and regional banks and numerous local and regional investment advisory and wealth management firms, we believe that only a very few of the banks offer integrated investment advisory or wealth management services and that very few of the investment advisory and wealth management firms offer banking services.  Since very few of our competitors are able to provide such an integrated platform of comprehensive financial services to their clients, this enables us to compete effectively for clients who are dissatisfied with the level of service provided at larger financial institutions, and are not able to receive an integrated platform of comprehensive financial services from other regional or local financial services organizations.

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

Supervision and Regulation

Federal and state laws extensively regulate bank holding companies and banks. This regulation is intended primarily for the protection of depositors, customers, the FDIC’s deposit insurance fund and the banking system as a whole, not for the protection of our other creditors or stockholders. Set forth below are summary descriptions of the material laws and regulations that affect or bear on our operations. The summaries are not intended, and do not purport, to be complete and are qualified in their entirety by reference to the described laws and regulations.

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

Because FFB is a California state-chartered bank, the Company is deemed to be a bank holding company within the meaning of Section 1280 of the California Financial Code. As such, we are subject to examination by, and may be required to file reports with, the DFPI.

Regulation of First Foundation Bank

FFB is subject to primary supervision, periodic examination and regulation by the FDIC, which is its primary federal banking regulator, and the DFPI, because FFB is a California state-chartered bank.  The CFPB has examination and supervision authority over FFB with respect to federal consumer laws with respect to FFB.  See “Consumer Financial Protection Bureau.”

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

California law permits state-chartered commercial banks to engage in any activity permissible for national banks. Those permissible activities include conducting many so-called “closely related to banking” or “nonbanking” activities either directly or through their operating subsidiaries.

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

Capital Requirements Applicable to Banks and Bank Holding Companies

Bank holding companies and banks are subject to similar regulatory capital requirements administered by federal and state regulatory agencies.  The current capital rules adopted by the federal bank regulatory agencies have been fully phased in.  The risk-based capital guidelines for bank holding companies, and for banks (the “Capital Rules”), require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets, such as loans, and for those recorded as off-balance sheet items, such as commitments, letters of credit and recourse agreements.  The risk-based capital ratios are determined by classifying assets and certain off-balance sheet financial instruments into weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks, and with the applicable ratios calculated by dividing qualifying capital by total risk-adjusted assets and off-balance sheet items.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weighting and other factors.  Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards.  Bank holding companies are also required to act as a source of financial strength to their subsidiary banks.  Under this policy, the Company must commit resources to support the Bank even when the Company may not be in a financial position to provide it.

Under the Capital Rules, the Company’s and the Bank’s assets, exposures and certain off-balance sheet items are subject to risk weights used to determine the institutions’ risk-weighted assets.  The Capital Rules implement a “capital conservation buffer” for the risk-based capital ratios that is designed to absorb losses during periods of economic stress. If a banking organization does not maintain a capital conservation buffer consisting of an additional 2.5% of CET1 on top of the minimum risk-weighted asset ratios, it faces constraints on dividends, equity repurchases and executive compensation, depending on the amount of the shortfall.  The table below summarizes the minimum capital ratios plus the applicable increment of the capital conservation buffer that are applicable to the Company and the Bank:

CET1 risk-based capital ratio	7.00%
Tier 1 risk-based capital ratio	8.50%
Total risk-based capital ratio	10.50%

The Capital Rules required that trust preferred securities be phased out from Tier 1 capital by January 1, 2016, except in the case of banking organizations with total consolidated assets of less than $15 billion, which will be permitted to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, subject to a limit of 25% of tier 1 capital elements.  As of December 31, 2023, FFI and FFB did not have any trust preferred securities.

In December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms (the standards are commonly referred to as “Basel IV”).  Among other things, these standards revise the Basel Committee’s standardized approach for credit risk (including by recalibrating risk weights and introducing new capital requirements for certain “unconditionally cancellable commitments”, such as unused credit card lines of credit) and provides a new standardized approach for operational risk capital.  Under the Basel framework, these standards became effective on January 1, 2023, with an aggregate output floor phasing in through January 1, 2028.  Under the current U.S. Capital Rules, operational risk capital requirements and a capital floor apply only to advanced approaches institutions, and not to the Company and the Bank.  The impact of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

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

FDICIA regulations implementing the prompt corrective action framework establish minimum capital thresholds for five capital categories based on the Capital Rules. An insured depository institution’s capital category depends upon whether its capital levels meet these capital thresholds shown in the table below.

	Well-	Adequately		Significantly
Capital Measure	Capitalized	Capitalized	Undercapitalized	Undercapitalized

Tier 1 leverage ratio	5% or greater	4% or greater	Less than 4%	Less than 3%
CET1 risk-based capital ratio	6.5% or greater	4.5% or greater	Less than 4.5%	Less than 3%
Tier 1 risk-based capital ratio	8% or greater	6% or greater	Less than 6%	Less than 4%
Total risk-based capital ratio	10% or greater	8% or greater	Less than 8%	Less than 6%

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

As of December 31, 2023, FFB exceeded the minimum regulatory capital requirements necessary to be considered “well-capitalized” under the prompt corrective action requirements.

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

If a bank is classified as “significantly undercapitalized” or “critically undercapitalized,” its federal banking regulator would be required to take one or more prompt corrective actions that would, among other things, require the bank to (i) raise additional capital by means of sales of common stock or nonredeemable preferred shares, (ii) improve its management, (iii) limit the interest rates it may pay on deposits, (iv) altogether prohibit transactions by the bank with its affiliates, (v) terminate certain activities that pose undue or unreasonable risks, and (vi) restrict the compensation being paid to its executive officers. If a bank is classified as critically undercapitalized, FDICIA requires the bank to be placed into conservatorship or receivership within 90 days, unless its federal banking regulatory agency determines that there are other measures that would enable the bank, within a relatively short period of time, to increase its capital in an amount sufficient to improve its capital classification under the prompt corrective action framework.

Under the FDIC regulations, a bank that is classified as less than “well-capitalized” faces restrictions on its ability to accept or renew brokered deposits.  For example, a bank that is classified as “adequately capitalized” may only accept or renew brokered deposits with FDIC approval; a bank that is classified as “undercapitalized” may not accept or renew brokered deposits.

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

Potential Regulatory Enforcement Actions

If a bank holding company’s or a bank’s federal banking regulatory agency, determines that its financial condition, capital resources, asset quality, earnings prospects, management, liquidity, or other aspects of its operations are unsatisfactory or that the bank holding company or bank or its management has violated any law or regulation, the agency has the authority to take a number of different remedial actions as it deems appropriate under the circumstances. These actions include the power to enjoin any “unsafe or unsound” banking practices; to require that affirmative action be taken to correct any conditions resulting from any violation of law or unsafe or unsound practice; to issue an administrative order that can be judicially enforced; to require that it increase its capital; to restrict its growth; to assess civil monetary penalties against  it or its officers or directors; to remove officers and directors of the bank; and if the federal agency concludes that such conditions at the bank cannot be corrected or there is an imminent risk of loss to depositors, to terminate a bank’s deposit insurance, which in the case of a California state-chartered bank would result in revocation of its charter and the mandatory cessation of its banking operations. Under California law the DFPI has many of these same remedial powers with respect to FFB.  The CFPB has similar enforcement authority for federal consumer laws with respect to FFB.  See “Consumer Financial Protection Bureau.”

Dividends and Stock Repurchases

It is the policy of the Federal Reserve that bank holding companies should generally pay dividends on common stock only out of income available over the past year, and only if prospective earnings retention is consistent with the holding company’s expected future needs for capital and liquidity and to maintain its financial condition. It is also a Federal

Reserve policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of financial strength for their banking subsidiaries. Under the Capital Rules discussed above, bank holding companies may not pay dividends on common stock unless they maintain minimum regulatory capital ratios.  Additionally, the Federal Reserve has indicated that bank holding companies should carefully review their dividend policies and has discouraged dividend payment ratios that are at maximum allowable levels unless both asset quality and capital are very strong. Similar Federal Reserve policies and limitations apply to a bank holding company’s repurchase of its capital stock.  The Company has agreed not to pay any dividends to its stockholders without the FRB’s prior written approval.

Cash dividends from FFB are one of the principal sources of cash (in addition to any cash dividends that might be paid to the Company by FFA) that is available to the Company for its operations and to fund any cash dividends or stock repurchases that the Company’s board of directors might declare or approve in the future. The Company is a legal entity separate and distinct from FFB and FFB is subject to various statutory and regulatory restrictions on its ability to pay cash dividends to the Company. Under California law, a bank’s ability to pay cash dividends is limited to the lesser of: (i) the bank’s retained earnings or (ii) the bank’s income for its last three fiscal years (less any distributions to shareholders made during such period). However, with the prior approval of the DFPI, a bank may pay cash dividends in an amount not to exceed the greatest of the: (1) retained earnings of the bank; (2) net income of the bank for its last fiscal year; or (3) net income of the bank for its current fiscal year. In addition, under FDIC regulations, FFB is generally prohibited from paying cash dividends in amounts that would cause FFB to become undercapitalized. Additionally, the FDIC and the DFPI have the authority to prohibit FFB from paying cash dividends, if either of those agencies deems the payment of dividends by FFB to be an unsafe or unsound practice.  FFB has agreed not to pay any dividends to the Company without the FDIC and DFPI’s prior written approval.

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

In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023.  The increased assessment rate schedules will remain in effect unless and until the reserve ratio of the DIF meets or exceeds 2%.  As of September 30, 2023, which is the most recent information available, the DIF reserve ratio was at 1.13%.  As a result of the new rule, the FDIC insurance costs of insured depository institutions, including the Bank, will generally increase.

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

Federal Home Loan Bank System

FFB is a member of the FHLB. Among other benefits, each regional Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its member banks. Each regional Federal Home Loan Bank is financed primarily from the sale of consolidated obligations of the overall Federal Home Loan Bank system. As an FHLB member, FFB is required to own a certain amount of capital stock in the FHLB. At December 31, 2023, FFB was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members.

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

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires the federal banking regulatory agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including those of low-and moderate-income neighborhoods in its service area. A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which determines the bank’s CRA ratings on the basis of its community lending and community development performance. A bank may have substantial penalties imposed on it and generally will be required to take corrective measures in the event it fails to meet its obligations under CRA. Federal banking agencies also may take compliance with CRA and other fair lending laws into account when regulating and supervising other activities of a bank or its bank holding company. Moreover, when a bank or bank holding company files an application for approval to acquire a bank or another bank holding company, the federal banking regulatory agency reviewing the application will consider CRA assessment of the subsidiary bank or banks of the applicant bank holding company. A lower CRA rating may be the basis for requiring the applicant’s bank subsidiary to take corrective actions to improve its CRA performance as a condition to the approval of the acquisition or as a basis for denying the application altogether.

In October 2023, the FDIC Board voted to approve a final rule that will make comprehensive regulatory amendments to the FDIC’s regulation implementing the CRA.  The final rule updates the CRA regulations to achieve the following key goals: (i) encourage banks to expand access to credit, investment, and banking services in Low and Moderate Income (LMI) communities, (ii) adapt to changes in the banking industry, including internet and mobile banking, (iii) provide greater clarity and consistency in the application of the CRA regulations, and (iv) tailor CRA evaluations and data collection to bank size and type.  The final rule is effective April 1, 2024, except for certain amendments which will be effective April 1, 2024 through January 1, 2031.  Management is currently evaluating the impact of the final rule to the Bank and its operations.

Bank Secrecy Act and USA Patriot Act

The Company and Bank are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers and mandatory transaction reporting obligations. For example, the Bank Secrecy Act and related regulations require that we report currency transactions that exceed certain thresholds and transactions determined to be suspicious, establish due diligence requirements for accounts and take certain steps to verify customer identification when accounts are opened. The Bank Secrecy Act requires financial institutions to develop and maintain a program reasonably designed to ensure and monitor compliance with its requirements, to train employees to comply with and to test the effectiveness of the program. Any failure to meet the requirements of the Bank Secrecy Act can result in the imposition of substantial penalties and in adverse regulatory action against the offending bank. The Company and Bank have each adopted policies and procedures to comply with the Bank Secrecy Act.

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

Consumer Laws and Regulations

The Company and Bank are subject to a broad range of federal and state consumer protection laws and regulations prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition. Those laws and regulations include:

●	The Home Ownership and Equity Protection Act of 1994, which requires additional disclosures and consumer protections to borrowers designed to protect them against certain lending practices, such as practices deemed to constitute “predatory lending.”
●	The Fair Credit Reporting Act, as amended by the Fair and Accurate Credit Transactions Act, which requires banking institutions and financial services businesses to adopt practices and procedures designed to help deter identity theft, including developing appropriate fraud response programs, and provides consumers with greater control of their credit data.
●	The Truth in Lending Act, which requires that credit terms be disclosed in a meaningful and consistent way so that consumers may compare credit terms more readily and knowledgeably.
●	The Truth in Savings Act, which governs disclosure of account terms and costs to consumer depositors.
●	The Equal Credit Opportunity Act, which generally prohibits, in connection with any consumer or business credit transactions, discrimination on the basis of race, color, religion, national origin, sex, marital status, age (except in limited circumstances), or the fact that a borrower is receiving income from public assistance programs.

●	The Fair Housing Act, which regulates many lending practices, including making it unlawful for any lender to discriminate in its housing-related lending activities against any person because of race, color, religion, national origin, sex, handicap or familial status.
●	The Home Mortgage Disclosure Act, which includes a “fair lending” aspect that requires the collection and disclosure of data about applicant and borrower characteristics as a way of identifying possible discriminatory lending patterns and enforcing anti-discrimination statutes.
●	The Real Estate Settlement Procedures Act, which requires lenders to provide borrowers with disclosures regarding the nature and cost of real estate settlements and prohibits certain abusive practices, such as kickbacks.
●	The National Flood Insurance Act, which requires homes in flood-prone areas with mortgages from a federally regulated lender to have flood insurance.
●	The Secure and Fair Enforcement for Mortgage Licensing Act of 2008, which requires mortgage loan originator employees of federally insured institutions to register with the Nationwide Mortgage Licensing System and Registry, a database created by the states to support the licensing of mortgage loan originators, prior to originating residential mortgage loans.

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

Consumer Financial Protection Bureau

With assets exceeding $10 billion, the Bank is subject to examination for consumer compliance by the CFPB, an independent federal agency, created under the Dodd-Frank Act.  The CFPB has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the GLBA and certain other statutes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Under the Dodd-Frank Act, the CFPB has established certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay.  The Truth in Lending Act, as amended by the Dodd-Frank Act, allows mortgage loan borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.  The Dodd-Frank Act’s creation of the CFPB has and is expected to continue to lead to, enhanced and greater enforcement of federal financial consumer protection laws.  The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal financial consumer protection laws and regulations.

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. These new rules may require us to conduct certain internal analysis and reporting to ensure continued compliance. In 2019, the federal bank regulatory agencies adopted a rule excluding from the Volcker Rule community banks with $10 billion or less in assets and total trading assets and liabilities of five percent or less of total consolidated assets. The Company held no investment positions at December 31, 2023, that were subject to the Volcker rule.

Regulation of First Foundation Advisors

FFA is a registered investment advisor under the Investment Advisers Act and the SEC’s regulations promulgated thereunder. The Investment Advisers Act imposes numerous obligations on registered investment advisors, including fiduciary, recordkeeping, operational, and disclosure obligations. FFA is also subject to regulation under the securities laws and fiduciary laws of certain states and the Employee Retirement Income Security Act of 1974 (“ERISA”), and to regulations promulgated thereunder, insofar as it is a “fiduciary” under ERISA with respect to certain of its clients. ERISA and the applicable provisions of the Code, impose certain duties on persons who are fiduciaries under ERISA, and prohibit certain transactions by the fiduciaries (and certain other related parties) to such plans. The foregoing laws and regulations generally grant supervisory agencies broad administrative powers, including the power to limit or restrict FFA from conducting its business in the event that it fails to comply with such laws and regulations. Possible sanctions that may be imposed in the event of such noncompliance include the suspension of individual employees, limitations on the business activities for specified periods of time, revocation of registration as an investment advisor and/or other registrations, and other censures and fines. Changes in these laws or regulations could have a material adverse impact on the profitability and mode of operations of the Company and its subsidiaries.

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

Human Capital Resources

As of December 31, 2023, the Company had approximately 567 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good and have not experienced interruptions of operations due to labor disagreements.  We expect our human capital resources are adequate for our current needs.

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

The Company seeks to build a culture of thoughtfulness, inclusion, and prosocial behavior.  Our focus is to impact our communities through the wealth and well-being of our employees, families, and neighborhoods by sharing our unique skills, time, and talents.  Through our Supporting our Communities program, employees can invite local nonprofit organizations that they are involved with to apply for grants designed to impact the core mission of each nonprofit organization.  We select community based non-profit organizations that not only align with our philanthropic mission, but also have established a long-term connection to our Company through our employees.  These relationships are multi-faceted and include grants, employee service hours, and personal in-kind training from our executives and other business leaders to help the nonprofit improve their business, increase fundraising goals, board strategy, and other in-kind professional services.  In 2023, the program resulted in approximately $359,000 of grants and donations distributed by the Company; 2,875 volunteer hours contributed by our employees, and a total of 212 organizations supported.

Available Information

The Company’s annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are accessible for free at the Investor Relations section of our website at www.firstfoundationinc.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. All website addresses given in this report are for information only and are not intended to be an active link or to incorporate any website information into this report.

Item 1A.   Risk Factors

Our business is subject to a number of risks and uncertainties that could prevent us from achieving our business objectives and could hurt our future financial performance and the price performance of our common stock. Such risks and uncertainties also could cause our future financial condition and future financial performance to differ significantly from our current expectations. The risks identified below are not intended to be a comprehensive list of all risks we face, and additional risks that we may currently view as not material may also impair our financial condition and price performance of our common stock.

General Economic Conditions Risks

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

Our business and operations may be adversely affected by the impacts of inflation on us and our customers.

The strong demand for goods and services in recent years, supply chain constraints, and the impact of fiscal and monetary policy have contributed to higher levels of inflation throughout the U.S. economy, including within the Company’s market area.  Inflation has resulted in higher prices for food, energy, housing, and various supply chain inputs, among others.  These inflationary pressures have persisted throughout 2023, resulting in higher costs for consumers and businesses.  To address the persistent levels of inflation, the Federal Reserve’s Federal Open Market Committee (“FOMC”) took steps to tighten monetary policy through increases to the federal funds rate beginning in March 2022 and continuing into 2023.  The FOMC has stated that it remains committed to monetary policy measures that are designed to bring inflation down.  The impact of these measures on the Company’s business, including future actions taken by the FOMC, are uncertain.  Recent economic data indicates that the pace of inflation has moderated in recent months.  However, the inflation rate remains above the FOMC’s 2% target.  Should the impacts of inflation persist, we anticipate it could have an impact on some or all of the following:

Loan growth and interest income – If economic activity begins to wane, it may have an impact on our borrowers, the businesses they operate, and their financial condition.  Our borrowers may have less demand for credit needed to invest in and expand their businesses, as well as demand for real estate and consumer loans.  Such factors would place pressure on the level of interest-earning assets, which may negatively impact our interest income.

Credit quality – Should there be a decline in economic activity, the markets we serve could experience increases in unemployment, declines in consumer confidence, and a reluctance on the part of businesses to invest in and expand their operations, among other things.  Such factors may result in weakened economic conditions, place strain on borrowers, and ultimately impact the credit quality of our loan portfolio.  We expect this could result in increases in the level of past due, nonaccrual, and classified loans, as well as higher net charge-offs.  While economic conditions have generally been favorable thus far, notwithstanding higher levels of inflation, there can be no assurance favorable economic conditions will continue.  In addition, a higher interest rate environment impacts the ability of borrowers with adjustable-rate loans to meet their debt service obligations.  As such, should we experience future deterioration in the credit quality of our loan portfolio, it may contribute to the need for additional provisions for credit losses.  Higher interest rates may also lower the rate of return on commercial real estate values that could result in higher charge-offs and provision for credit losses.

Deposits and deposit costs – Given the expectation in the near-term for interest rates to remain elevated through restrictive monetary policy by the FOMC, it is likely that deposit costs will continue to increase.  In connection with high-profile bank failures in the first half of 2023, if adverse developments and significant market volatility continue in the banking sector, it may become more challenging for the Company to retain and attract deposit relationships.

Liquidity – Consistent with our prudent, proactive approach to liquidity management, we may take certain actions to further enhance our liquidity, including but not limited to, increasing our borrowings, increasing our brokered deposits, or liquidating loans and available-for-sale securities.  In the event that we liquidate available-for-sale securities in an unrealized loss position, those losses would become realized.  While the Company does not currently intend to sell held-to-maturity securities, if the Company were required to sell such securities to meet liquidity needs, it may realize the unrecognized losses on these securities.

The Company continues to focus on serving its customers and communities, maintaining the well-being of its employees, and executing its strategic initiatives.  The Company continues to monitor the inflation and overall economic environment and industry conditions and will make changes as appropriate.

Credit Risks

We could incur losses on the loans we make.

Loan defaults and the incurrence of losses on loans are inherent risks in our business. Loan losses necessitate loan charge-offs and write-downs in the carrying values of our loans and, therefore, can reduce our net income and adversely affect our results of operations and financial condition. Accordingly, our results of operations will be directly affected by the volume and timing of loan losses, which for a number of reasons can vary from period to period. The risks of loan losses are exacerbated by economic recessions and downturns, or by other events that can lead to local or regional business downturns. If business and economic conditions weaken generally or specifically in the principal markets in which we do business, more of our borrowers may fail to perform in accordance with the terms of their loans, in which event loan charge-offs and asset write-downs could increase, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our allowance for credit losses may not be adequate to cover actual losses.

In accordance with regulatory requirements and generally accepted accounting principles (“GAAP”) in the United States, we maintain an allowance for credit losses (“ACL”) to provide for loan defaults and non-performance, and an ACL on securities. Our ACL may not be adequate to absorb our actual or expected credit losses and future provisions for ACL could reduce our net income and materially and adversely affect our operating results.

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

While we believe our ACL is appropriate for the risk identified in our loan portfolio, we cannot provide assurance that we will not further increase the ACL, that it will be sufficient to address losses, or that regulators will not require us to increase this allowance. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our banking, investment advisory and wealth management operations are geographically concentrated in California, Florida, Nevada, Texas, and Hawaii, leading to significant exposure to those markets.

Our business activities and credit exposure, including real estate collateral for many of our loans, are concentrated in California, Florida, Nevada, Texas, and Hawaii.  As of December 31, 2023, approximately 87% of the loans in our loan portfolio were made to borrowers who live and/or conduct business in California (73%), Florida (9%), Texas (4%), and Nevada (1%).  This geographic concentration imposes risks from lack of geographic diversification. Difficult economic conditions in any of the markets where we operate could, among other things, affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio, adversely affecting our business, financial condition, results of operations and future prospects. Any regional or local economic downturn in the markets where we have geographic concentration or existing or prospective borrowers or property values in such markets may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.

Loans secured by multifamily and commercial real estate represent a high percentage of the loans we make, making our results of operations vulnerable to downturns in the real estate market.

At December 31, 2023, loans secured by multifamily and commercial real estate represented approximately 61% of our outstanding loans. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, and (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full. As a result, our operating results are more vulnerable to adverse changes in the real estate market than other financial institutions with more diversified loan portfolios and we could incur losses in the event of changes in economic conditions that disproportionately affect the real estate markets.

Market Risks

Changes in interest rates could reduce our net interest margins and net interest income.

Income and cash flows from our banking operations depend to a great extent on the difference or “spread” between the interest we earn on interest-earning assets, such as loans and investment securities, and the rates at which we pay interest on interest-bearing liabilities, such as deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond our control, including economic conditions, the monetary policies of the Federal Reserve Board, bank regulatory requirements, competition from other banks and financial institutions and a change over time in the mix of our loans, investment securities, on the one hand, and on our deposits and other liabilities, on the other hand. Changes in monetary policy will, in particular, influence the origination and market value of and the yields we can realize on loans and investment securities and the interest we pay on deposits and borrowings. Our net interest margins and earnings also could be adversely affected if we are unable to adjust our interest rates on loans and deposits on a timely basis in response to changes in economic conditions or monetary policies. For example, if the rates of interest we pay on deposits, borrowings and other interest-bearing liabilities increase faster than we are able to increase the rates of interest we charge on loans or the yields we realize on investments and other interest-earning assets, our net interest income and, therefore, our earnings will decrease. In particular, the rates of interest we charge on loans may be subject to longer fixed interest periods compared to the interest we must pay on deposits. On the other hand, increasing interest rates generally lead to longer term increases in net interest income; however, such increases also may result in a reduction in loan originations, declines in loan prepayment rates and reductions in the ability of borrowers to repay their current loan obligations, which could result in increased loan defaults and charge-offs and could require increases to our ACL, thereby offsetting either partially or totally the increases in net interest income resulting from the increase in interest rates. Additionally, we could be prevented from increasing the interest rates we charge on loans or from reducing the interest rates we offer on deposits due to “price” competition from other banks and financial institutions with which we compete. Conversely, in a declining interest rate environment, our earnings could be adversely affected if the interest rates we are able to charge on loans or other investments decline more quickly than those we pay on deposits and borrowings.

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

From time to time, we may utilize financial derivative instruments to limit our exposure to interest rate risk. No hedging strategy can completely protect us, and the derivative financial instruments we elect to use may not have the effect of reducing our interest rate risk.  Poorly designed strategies, inaccurate assumptions, improperly executed transactions, or the failure of the counterparty to fulfill its obligations could serve to increase our risks and losses.  Our hedging strategies and the derivatives that we use may not adequately offset the risks of interest rate volatility and could result in or magnify losses, which could have an adverse effect on our financial condition and result of operations.  At December 31, 2023, there were no outstanding derivative instruments.

Changes in the fair value of our investment securities may reduce our stockholders’ equity and net income.

We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income (loss).  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, book value per common share, and tangible book value per common share.  The decrease will occur even though the securities are not sold.  At December 31, 2023, $711 million of our securities portfolio was classified as available-for-sale with an aggregate net unrealized loss  of $14.2 million.

Liquidity and Capital Risks

Liquidity risk could adversely affect our ability to fund operations and hurt our financial condition.

Liquidity is essential to our banking business, as we use cash to make loans and purchase investment securities and other interest-earning assets and to fund deposit withdrawals that occur in the ordinary course of our business. Our principal sources of liquidity include earnings, deposits, borrowings, sales of loans or investment securities held for sale, repayments by clients of loans we have made to them, and the proceeds from sales by us of our equity securities or from borrowings that we may obtain. If our ability to obtain funds from these sources becomes limited or the costs of those funds increase, whether due to factors that affect us specifically, including our financial performance, or due to factors that affect the financial services industry in general, including weakening economic conditions or negative views and expectations about the prospects for the financial services industry as a whole, then our ability to grow our banking and investment advisory and wealth management businesses would be harmed, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

We may not be able to maintain a strong core deposit base or other low-cost funding sources.

We depend on checking, savings and money market deposit account balances and other forms of customer deposits as our primary source of funding for our lending activities. Future growth in our banking business will largely depend on our ability to maintain and grow a strong deposit base. There is no assurance that we will be able to grow and maintain our deposit base. The account and deposit balances can decrease when customers perceive alternative investments, such as the stock market or real estate, as providing a better risk/return tradeoff. If customers move money out of bank deposits and into investments (or similar deposit products at other institutions that may provide a higher rate of return), we could lose a relatively low-cost source of funds, increasing our funding costs and reducing our net interest income and net income. Additionally, any such loss of funds could result in lower loan originations, which could materially negatively impact our growth strategy.

Our high concentration of large depositors may increase our liquidity risk, and the loss of any large depositor may negatively impact our net interest margin.

As of December 31, 2023, large depositor relationships, consisting of deposit relationships which exceed 2% of total deposits, accounted for, in the aggregate, approximately 12.5% of our total deposits. As a result, a material decrease in the volume of those deposits by a relatively small number of our depositors could reduce our liquidity, in which event it could become necessary for us to replace those deposits with higher-cost deposits, the sale of securities or borrowings, which would adversely affect our net interest income and, therefore, our results of operations.

We are subject to capital adequacy standards, and a failure to meet these standards could adversely affect our financial condition.

The Company and the Bank are each subject to capital adequacy and liquidity rules and other regulatory requirements specifying minimum amounts and types of capital that must be maintained.  From time to time, the regulators implement changes to these regulatory capital adequacy and liquidity guidelines.  If we fail to meet these minimum capital and liquidity guidelines and other regulatory requirements, we may be restricted in the types of activities we may conduct and may be prohibited from taking certain capital actions, such as paying dividends, making payments on other capital instruments, paying executive bonuses, and repurchasing common stock.

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

The actions and commercial soundness of other financial institutions could affect our ability to engage in routine funding transactions.

Adverse developments in the financial services industry generally such as bank failures and any related impact on depositor behavior or investment sentiment or even rumors or questions about one or more financial institution or the financial services industry in general, could lead to market-wide liquidity problems and further, could lead to losses or defaults by the Company or other institutions.  In addition, our credit risk may increase when the collateral held by us cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the asset or financial instrument due to us.  Any such losses could materially and adversely affect our financial condition, results of operations and liquidity.

Strategic and External Risks

Adverse developments affecting the banking industry have eroded customer confidence in the banking system and could have a material effect on our operations and/or stock price.

The recent high-profile failures of several depository institutions have generated significant market volatility among publicly traded bank holding companies.  These developments have negatively impacted customer confidence in the safety and soundness of some regional and community banks.  As a result, we face the risk that customers may choose to maintain deposits or trust assets with larger financial institutions or invest in short-term fixed-income securities instead of bank deposits, any of which could materially and adversely impact our liquidity, cost of funding, capital, and results of operations.  Media reports about other depository institutions, the financial services industry generally or us could exacerbate liquidity concerns.  In addition, concerns about the banking industry’s operating environment and the public trading prices of bank holding companies are often correlated, particularly during times of financial stress, which could adversely impact the trading price of our stock.

New lines of business or new products and services may subject us to additional risks.

From time to time, we may implement new lines of business or offer new products and services within existing lines of business. There are substantial risks and uncertainties associated with these efforts. We may invest significant time and resources in developing and marketing new lines of business and/or new products and services. Initial timetables for the introduction and development of new lines of business and/or new products or services may not be achieved, and price and profitability targets may not prove feasible or may be dependent on identifying and hiring a qualified person to lead the division. In addition, existing management personnel may not have the experience or capacity to provide effective oversight of new lines of business and/or new products and services.

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

Historically, California, in which a substantial portion of our business is located, has been susceptible to natural disasters, such as earthquakes, drought, floods and wildfires. In addition to these risks, Florida and Hawaii experience tropical storms and hurricanes.  Tornadoes also occasionally strike the area of Texas where our business is located.  The nature and level of natural disasters cannot be predicted. These natural disasters could harm our operations through interference with communications, including the interruption or loss of our computer systems, which could prevent or impede us from gathering deposits, originating loans and processing and controlling our flow of business, as well as through the destruction of facilities and our operational, financial and management information systems. Additionally, natural disasters could negatively impact the values of collateral securing our borrowers’ loans and interrupt our borrowers’ abilities to conduct their business in a manner to support their debt obligations, either of which could result in losses and increased provisions for loan losses for us.

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

Regulatory and Compliance Risks

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

Federal and state banking agencies periodically conduct examinations of our business, including compliance with laws and regulations. Such examinations may subject us to supervisory actions and our failure to comply with such actions may adversely affect us.

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

Federal law imposes heightened requirements on bank holding companies and depository institutions that exceed $10 billion in total consolidated assets.  An insured depository institution with $10 billion or more in total assets is subject to supervision, examination, and enforcement with respect to consumer protection laws by the CFPB. Under its current policies, the CFPB will assert jurisdiction in the first quarter after the insured depository institution’s call reports show total consolidated assets of $10 billion or more for four consecutive quarters.  The Bank’s total consolidated assets exceeded this amount for the first time at December 31, 2021, and met the four consecutive quarter threshold for the quarter ended September 30, 2022.  As an independent bureau within the Federal Reserve Board focused solely on consumer financial protection, the CFPB may impose requirements more strictly or severely than the FDIC.

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

Future legislation, regulatory reform or policy changes could have a material effect on our business and results of operations.

New legislation, regulatory reform or policy changes, including financial services regulatory reform, enforcement priorities, and antitrust and merger review policies could adversely impact our business.  At this time, we cannot predict the scope or nature of these changes or assess what the overall effect of such potential changes could be on our results of operations.

Risks Related to Ownership of Our Common Stock

We may reduce or discontinue the payment of dividends on common stock.

Our stockholders are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Our ability to pay dividends to our stockholders is restricted by Delaware and federal law and the policies and regulations of the Federal Reserve Board, which is our federal banking regulator. In this regard, we have agreed not to pay dividends to our stockholders without the Federal Reserve Board’s prior written consent.  Our ability to pay dividends to stockholders is also dependent on the payment to us of cash dividends by our subsidiaries, FFA and the Bank, which are the primary sources of cash for our payment of dividends. FFA and the Bank are subject to separate statutory or regulatory dividend restrictions that can affect their ability to pay cash dividends to us. FFA’s ability to pay cash dividends to us is restricted under California corporate law. The Bank’s ability to pay dividends to us is limited by various banking statutes and regulations and California law. Moreover, based on their assessment of the financial condition of the Bank or other factors, the FDIC or the DFPI could find that payment of cash dividends by the Bank to us would constitute an unsafe or unsound banking practice, in which event they could restrict the Bank from paying cash dividends, even if the Bank meets the statutory requirements to do so. See the section entitled “Dividend Policy and Restrictions on the Payment of Dividends” in Item 5 of this report below for additional information about our dividend policy and the dividend restrictions that apply to us and to the Bank and FFA. We have agreed that the Bank will not pay any dividends to the Company without the FDIC and DFPI’s prior written approval.  A reduction or discontinuance of dividends on our common stock could have a material adverse effect on our business, including the market price of our common stock.

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

If we are unable to maintain the effectiveness of our internal controls over financial reporting, we may be unable to report our financial results accurately and on a timely basis. In such an event, investors and clients may lose confidence in the accuracy and completeness of our financial statements, as a result of which our liquidity, access to capital markets, and perceptions of our creditworthiness could be adversely affected and the market prices of our common stock could decline. In addition, we could become subject to investigations by New York Stock Exchange (“NYSE”), the SEC, the Federal Reserve, or other regulatory authorities, which could require us to expend additional financial and management resources. As a result, an inability to maintain the effectiveness of our internal control over financial reporting in the future could have a material adverse effect on our business, financial condition, results of operations and prospects.

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 1C.   Cybersecurity.

Cybersecurity Risk Management

We recognize the security of our banking operations is critical to protecting our customers, maintaining our reputation and preserving our enterprise value.  We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats as part of our broader risk management system and processes.  The Company’s Information Security Officer is primarily responsible for developing, monitoring, and implementing our cybersecurity program, which establishes policies and procedures for the measurement of the effectiveness and efficiency of information security controls related to both design and operations.  The Chief Technology Officer is responsible for implementing the appropriate controls and monitoring them towards adherence with the established standards.

As a regulated financial institution, we have designed our cybersecurity program based on the requirements of the Gramm-Leach Bliley Act of 1999 and Federal Financial Institutions Examination Council (“FFIEC”) Cybersecurity Assessment Tool.  Our processes for identifying, assessing and managing material risks from cybersecurity threats rely on the FFIEC Cybersecurity Assessment Tool as well as recurring audits and assessments of our cybersecurity program and controls.  As part of our cybersecurity program, we have developed an incident response plan based on industry-standard cybersecurity frameworks, with procedures for responding to and remediating a cyber-incident.  We also review and test our incident response plan through simulations and assessments.  Further, we employ recurring security awareness training for employees and produce recurring security awareness material for our customers.

We engage third-party services to conduct penetration testing as well as other regular evaluations of our security protocols and processes. Additionally, we assess and monitor the cybersecurity controls of third party service providers and partners. Ongoing and regular monitoring of our third parties is also managed through our Information Security Program team’s protocols in partnership with the vendor management, enterprise risk management, and internal audit departments.

Our business, financial condition and results of operations have not been materially affected by risks from cybersecurity threats, including as a result of previous cybersecurity incidents, but we cannot provide assurance that they will not be materially affected in the future by such risks or any future material incidents. For more information on our cybersecurity related risks, see Item 1A—“Risk Factors” of this Annual Report on Form 10-K.

Cybersecurity Governance

The Board of Directors, through the Audit Committee and Directors’ Risk Committee, provides direction and oversight of the Company’s risk management system. Our Chief Technology Officer is responsible for managing our information security team, while our Information Security Officer is responsible for maintaining and continuing to develop and implement our cybersecurity program enterprise-wide and assessing and managing risks from cybersecurity threats. Both the Information Security Officer and Chief Technology Officer have extensive experience in the banking industry and in information technology and information security.  The Information Security Officer has served in information security roles for twenty-five years and in banking for thirty-five years.  The Chief Technology Officer has been with the Company since 2010 and has over twenty years of experience in information technology and cybersecurity within the banking industry.

We have processes to inform the Directors’ Risk Committee, Audit Committee and the Board about risks from cybersecurity threats.  Our management team reports its findings using the FFIEC Cybersecurity Assessment Tool and our information security team’s determination as to whether our security controls, at a minimum, are in place and effective.

The Information Security Officer and Chief Technology Officer regularly report to the Director Risk Committee, Audit Committee and the Board regarding cybersecurity and related threats and trends, changes, control effectiveness and residual risk, the areas where our cybersecurity program may be improved and improvements made to address and remediate issues.

Item 2.    Properties.

The Company’s corporate headquarters is located in Dallas, Texas, at 200 Crescent Court, Suite 1400, Dallas, Texas 75201. The Company has 29 banking offices and 2 loan production offices in California, Nevada, Florida, Texas, and Hawaii.  Six of our office buildings are owned and the remaining are leased pursuant to non-cancelable operating leases that will expire between 2024 and 2035.  The building for the office in Auburn, California is owned by us and is on land that is leased under a non-cancellable lease that expires in 2028.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the NYSE under the trading symbol “FFWM”.  Previously, since 2014, our common stock traded on the NASDAQ Global Stock Market under the same symbol until we transferred the listing to the NYSE on August 22, 2023.  As of February 21, 2024, a total of 56,467,623 shares of our common stock were issued and outstanding which were held of record by approximately 8,927 shareholders.  There were no sales of unregistered securities during the fiscal year ended December 31, 2023.

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

In addition, since we are a bank holding company (“BHC”) subject to regulation by the FRB, it may become necessary for us to obtain the approval of the FRB before we can pay cash dividends to our stockholders.  Specifically, FRB guidelines stipulate that a BHC’s board of directors should inform the FRB and should eliminate, defer, or significantly reduce dividends if: (i) the BHC’s net income available to shareholders for the past four quarters, net of dividends previously paid during that period, is not sufficient to fully fund the dividends; (ii) the BHC’s prospective rate of earnings retention is not consistent with the BHC’s capital needs and overall current and prospective financial condition; or (iii) the BHC will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios.  It is also a Federal Reserve policy that bank holding companies should not maintain dividend levels that undermine their ability to be a source of financial strength for their banking subsidiaries.

Cash dividends from our two wholly-owned subsidiaries, FFB and FFA, represent the principal source of funds available to us, which we might use to pay cash dividends to our stockholders or for other corporate purposes. Since FFA and FFB are California corporations, they are subject to dividend payment restrictions under the California General Corporation Law (the “CGCL”). The laws of the State of California, as they pertain to the payment of cash dividends by California state-chartered banks, limit the amount of funds that FFB would be permitted to dividend to us more strictly than does the CGCL. In particular, under California law, cash dividends by a California state-chartered bank may not exceed, the lesser of (i) the sum of its net income for the last three fiscal years (after deducting all dividends paid during the period), or (ii) the amount of its retained earnings.  However, with the prior approval of the DFPI, a bank may pay cash dividends in an amount not to exceed the greatest of: (i) the bank’s retained earnings; (ii) net income of the bank for its last fiscal year; or (iii) net income of the bank for its current fiscal year.

Also, because the payment of cash dividends has the effect of reducing capital, capital requirements imposed on FFB by the DFPI and the FDIC may operate, as a practical matter, to preclude the payment, or limit the amount of, cash dividends that might otherwise be permitted to be made under California law; and the DFPI and the FDIC, as part of their supervisory powers, generally require insured banks to adopt dividend policies which limit the payment of cash dividends much more strictly than do applicable state laws.  We have agreed that FFB will not pay dividends to the Company without the FDIC and DFPI’s prior written approval.

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

Repurchases of Common Stock

The Company adopted a stock repurchase program on April 26, 2022, pursuant to which the Company may repurchase up to $75 million of its common stock.  This stock repurchase program, which has no stated expiration date, replaced and superseded the stock repurchase program approved by the Board of Directors on October 30, 2018, which had authorized the Company to repurchase up to 2,200,000 shares of its common stock.   During 2023, the Company did not repurchase any shares of common stock.  The following table provides information relating to the Company’s purchases of shares of its common stock during the fourth quarter of 2023:

			Total Number of	Approximate Dollar
	Total Number		Shares Purchased	Value of Shares That
	of Shares	Price Paid Per	as Part of Publicly	May Yet Be Purchased
Purchase Dates	Purchased	Share	Announced Program	Under the Program
October 1 to October 31, 2023	-	$-	-	$71,518,400
November 1 to November 30, 2023	-	-	-	71,518,400
December 1 to December 31, 2023	-	-	-	71,518,400
Total	-		-

Stock Performance Graph

The following graph shows a comparison from December 31, 2019 through December 31, 2023 of the cumulative total return for our common stock, compared against (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members, by market cap, (ii) the Russell 3000 Index, which measures the performance of the smallest 3,000 members, by market cap, of the Russell Index, and (iii) an index published by SNL Securities L.C. (“SNL”) and known as the KBW Nasdaq Regional Bank Index.

The stock performance graph assumes that $100 was invested in Company common stock at the close of market on December 31, 2019, and, at that same date, in the Russell 2000 Index, the Russell 3000 Index and the KBW Nasdaq Regional Bank Index and that any dividends paid in the indicated periods were reinvested. Shareholder returns shown in the stock performance graph are not necessarily indicative of future stock price performance.

	Period Ending
	12/31/2019	12/31/2020	12/31/2021	12/31/2022	12/31/2023

First Foundation Inc. (FFWM)	100.00	114.43	142.87	82.36	55.63
Russell 2000 Index	100.00	118.36	134.57	105.56	121.49
Russell 3000 Index	100.00	118.26	147.35	117.17	145.24
KBW Regional Bank Index	100.00	87.90	117.08	106.02	101.77

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

Item 6.    Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the year ended December 31, 2023, as compared to our results of operations in the year ended December 31, 2022; in our results of operations in the year ended December 31, 2022, as compared to our results of operations in the year ended December 31, 2021, and our financial condition at December 31, 2023 as compared to our financial condition at December 31, 2022. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Some of the factors that could cause results to differ materially from expectations are discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” contained elsewhere in this Annual Report on Form 10-K.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP and accounting practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make estimates and assumptions regarding circumstances or trends that could materially affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, or other unanticipated events were to occur that might affect our operations, we may be required under GAAP to adjust our earlier estimates and to reduce the carrying values of the affected assets on our balance sheet, generally by means of charges against income, which could also affect our results of operations in the fiscal periods when those charges are recognized.  Management has identified our most critical accounting policies and accounting estimates as:  allowance for credit losses – investment securities, allowance for credit losses – loans, and deferred income taxes.

Allowance for Credit Losses – Investment Securities. The ACL on investment securities is determined for both held-to-maturity and available-for-sale classifications of the investment portfolio in accordance with ASC 326 and is evaluated on a quarterly basis. The ACL for held-to-maturity investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when we deem a security to no longer possess shared risk characteristics. Under ASC 326-20, for investment securities where we have reason to believe the credit loss exposure is remote, such as those guaranteed by the U.S. government or government sponsored entities, a zero-loss expectation is applied and a company is not required to estimate and recognize an ACL.

For securities available-for-sale (“AFS”) in an unrealized loss position, we first evaluate whether we intend to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the security amortized cost basis is written down to fair value through income. If neither criteria is met, we are required to assess whether the decline in fair value has resulted from credit losses or noncredit-related factors. In determining whether a security’s decline in fair value is credit related, we consider a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security; and (v) the ability of the issuer of the security to make scheduled principal and interest payments. If, after considering these factors, the present value of expected cash flows to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist, we record the decline in fair value through other comprehensive income, net of related income tax effects. We have elected to exclude accrued interest receivable on securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met. See Note 3: Securities in the consolidated financial statements for additional information related to our allowance for credit losses on securities AFS.

Allowance for Credit Losses - Loans. Our ACL for loans is established through a provision for credit losses charged to expense and may be reduced by a recapture of previously established loss reserves, which are also reflected in the statement of income. Loans are charged against the ACL when management believes that collectability of the principal is unlikely. The ACL for loans is an amount that management believes will be adequate to absorb estimated losses on existing loans that may become uncollectible based on an evaluation of the collectability of loans and prior loan loss experience. This evaluation also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the borrower’s ability to pay. While we use the best information available to make this evaluation, future adjustments to our ACL may be necessary if there are significant changes in economic or other conditions that can affect the collectability in full of loans in our loan portfolios. See Note 5: Allowance for Credit Losses, in the consolidated financial statements for additional information related to the Company’s allowance for credit losses on loans.

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

For complete discussion and disclosure of other accounting policies, see Note 1: Summary of Significant Accounting Policies of the Company’s consolidated financial statements.

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

Overview and Recent Developments

For the year ended December 31, 2023, the Company reported a net loss of $199.1 million, compared to net income of $110.5 million for 2022. Results were impacted by a $215.3 million goodwill impairment charge which was recorded in the second quarter of 2023.  See Note 8: Goodwill and Core Deposit Intangibles in the consolidated financial statements for additional information related to goodwill. Net interest income before provision (reversal) of credit losses totaled $202.3 million for the year ended December 31, 2023, compared to $318.7 million for 2022.  Net interest margin (“NIM”) was 1.59% for the year ended December 31, 2023, compared to 2.91% for 2022. Noninterest income totaled $49.4 million for the year ended December 31, 2023, compared to $48.2 million for 2022. Noninterest expense, excluding the aforementioned goodwill impairment charge, totaled $237.0 million for the year ended December 31, 2023, compared to $216.6 million for 2022.

At December 31, 2023, total assets of $13.3 billion increased $313 million or 2.4%, from total assets of $13.0 billion at December 31, 2022  The increase in total assets included increases in cash and cash equivalents of $670.1 million and investment securities of $400.9 million, offset by decreases in loans held for investment of $548.4 million and the aforementioned $215.3 million write-off of goodwill balances  The increase in cash and cash equivalents brought cash and cash equivalents as a percentage of total assets to 10% at December 31, 2023, from 5% at December 31, 2022. The increase in investment securities included $501.0 million in net purchases of securities available-for-sale, offset by $90.3 million in maturities of securities available-for-sale and securities held-for-investment during the year.  The purchases of securities available-for-sale included U.S. Treasury and GNMA mortgage-backed securities.  The decrease in loans held for investment included $1.5 billion in originations offset by $2.1 billion in loan payments and payoffs.

At December 31, 2023, total liabilities of $12.4 billion increased $522 million or 4.4%, from total liabilities of $11.9 billion at December 31, 2022.  The increase in total liabilities included increases in deposits of $326.3 million and borrowings of $212.5 million, offset by a decrease in accounts payable and other liabilities of $16.7 million.  The increase in deposits was the result of increases in interest-bearing, money market and savings, and certificate of deposit accounts totaling $1.6 billion, offset by a decrease in noninterest-bearing deposits of $1.3 billion.  On an average balance basis, noninterest-bearing deposits represented approximately 23% of total deposits for the year ended December 31, 2023, compared to 37% for 2022.  The change in deposit mix to a higher concentration of interest-bearing deposit accounts is consistent with industry trends as customers sought to move out of noninterest-bearing deposits and into higher-yielding deposit accounts such as high-yield savings and certificates of deposit.  The increase in borrowings consisted of an increase in FHLB and FRB borrowings totaling $340 million offset by decreases in repurchase agreements totaling $107.5 million and holding company line of credit balances of $20.0 million. Cash from the increase in borrowings was used to enhance balance sheet liquidity.

At December 31, 2023, total shareholders’ equity decreased $209 million from total shareholder’s equity of $1.1 billion at December 31, 2022.  The decrease in total shareholders’ equity is due largely to the net loss of $199.1 million for the year ended December 31, 2023 as well as $9.0 million in cash dividends paid to shareholders during 2023.

On January 25, 2024, the Board of Directors declared a quarterly cash dividend of $0.01 per common share to be paid on February 15, 2024 to stockholders of record as of the close of business on February 5, 2024.

Results of Operations

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of AUM.

The following tables show key operating results for each of our business segments for the years ended December 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2023:
Interest income	$573,691	$—	$—	$573,691
Interest expense	364,310	—	7,076	371,386
Net interest income	209,381	—	(7,076)	202,305
Provision (reversal) for credit losses	(482)	—	—	(482)
Noninterest income	21,540	29,358	(1,547)	49,351
Noninterest expense
Goodwill impairment	215,252	—	—	215,252
Operating	210,514	22,100	4,336	236,950
(Loss) income before income taxes	(194,363)	7,258	(12,959)	(200,064)
Income tax (benefit) expense	560	2,072	(3,632)	(1,000)
Net (loss) income	$(194,923)	$5,186	$(9,327)	$(199,064)
2022:
Interest income	$403,878	$—	$—	$403,878
Interest expense	78,766	—	6,422	85,188
Net interest income	325,112	—	(6,422)	318,690
Provision for credit losses	532	—	—	532
Noninterest income	26,148	30,027	(7,941)	48,234
Noninterest expense	188,619	24,371	3,599	216,589
Income (loss) before income taxes	162,109	5,656	(17,962)	149,803
Income tax expense (benefit)	42,698	1,660	(5,067)	39,291
Net income (loss)	$119,411	$3,996	$(12,895)	$110,512

Years Ended December 31, 2023 and 2022.

Combined net loss for 2023 was $199.1 million, compared to net income of $110.5 million for 2022. Combined net loss before taxes for 2023 was $200.1 million, compared to net income before taxes of $149.8 million for 2022. The $349.9 million decrease in combined net income before taxes was primarily due to a decrease in net income before taxes for the Banking segment of $356.5 million, resulting primarily from the $215.3 million goodwill impairment charge which was recorded in the quarter ended June 30, 2023, a decrease in net interest income of $115.7 million, a decrease in noninterest income of $4.6 million, and an increase in operating noninterest expense of $21.9 million. Net interest income, noninterest income, and noninterest expense are discussed in more detail in the tables that follow. The increase in Wealth Management net income before taxes of $1.6 million was due to a $2.3 million decrease in operating noninterest expense, offset by a $0.7 million decrease in asset management fee income, classified as part of noninterest income.

Income tax benefit for 2023 was $1.0 million, compared to income tax expense of $39.3 million for 2022. Annual effective tax rates for 2023 and 2022 were 0.50% and 26.2%, respectively. Our statutory tax rates were 28.2% and 29.1% for 2023 and 2022, respectively. The decrease in the effective tax rate was predominately due to the decrease in pretax income, largely due to the goodwill impairment charge which is not deductible for tax purposes, as well as an increase in tax-exempt interest income and a decrease in the state tax rate.

Net Interest Income. The principal component of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest rate spread is the yield on average interest-earning assets minus the cost of average interest-earning liabilities. Our net interest income, net interest rate spread, and net interest margin are sensitive to general business and economic conditions. We manage  net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and the growth and maturity of earning assets. For further discussion on our interest rate risk management practices, see “Interest Rate Risk Management” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	Year Ended December 31:
	2023			2022
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$10,477,485	$488,718	4.66%	$9,139,349	$370,078	4.05%
Securities AFS	459,279	22,023	4.80%	413,220	11,183	2.71%
Securities HTM	819,945	17,889	2.18%	760,489	15,228	2.00%
Cash, FHLB stock, and fed funds	981,593	45,061	4.59%	625,351	7,389	1.18%
Total interest-earning assets	12,738,302	573,691	4.50%	10,938,409	403,878	3.69%
Noninterest-earning assets:
Nonperforming assets	12,659			10,609
Other	367,036			459,072
Total assets	$13,117,997			$11,408,090
Interest-bearing liabilities:
Demand deposits	$2,380,373	84,740	3.56%	$2,370,323	24,273	1.02%
Money market and savings	3,147,427	105,522	3.35%	2,783,825	24,565	0.88%
Certificates of deposit	2,661,375	120,499	4.53%	814,906	13,007	1.60%
Total interest-bearing deposits	8,189,175	310,761	3.79%	5,969,054	61,845	1.04%
Borrowings	1,153,068	53,791	4.67%	590,934	16,977	2.87%
Subordinated debt	173,364	6,834	3.94%	164,004	6,366	3.88%
Total interest-bearing liabilities	9,515,607	371,386	3.90%	6,723,992	85,188	1.27%
Noninterest-bearing liabilities:
Demand deposits	2,440,561			3,474,657
Other liabilities	138,161			112,590
Total liabilities	12,094,329			10,311,239
Shareholders’ equity	1,023,668			1,096,851
Total liabilities and equity	$13,117,997			$11,408,090
Net Interest Income		$202,305			$318,690
Net Interest Rate Spread			0.60%			2.42%
Net Interest Margin			1.59%			2.91%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes between 2023 as compared to 2022.

	Increase (Decrease) due to		Net Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest earned on:
Loans	$58,226	$60,414	$118,640
Securities AFS	1,368	9,472	10,840
Securities HTM	1,240	1,421	2,661
Cash, FHLB stock, and fed funds	6,210	31,462	37,672
Total interest-earning assets	67,044	102,769	169,813
Interest paid on:
Demand deposits	118	60,349	60,467
Money market and savings	3,612	77,345	80,957
Certificates of deposit	59,368	48,124	107,492
Borrowings	22,234	14,580	36,814
Subordinated debt	367	101	468
Total interest-bearing liabilities	85,699	200,499	286,198
Net interest (expense) income	$(18,655)	$(97,730)	$(116,385)

Net interest income was $202.3 million for the year ended December 31, 2023, compared to $318.7 million for 2022. The overall decrease in net interest income from the year-ago period was primarily driven by rates on interest-bearing liabilities increasing faster than rates on interest-earning assets, and interest-bearing liability balances increasing at a higher rate than those of interest-earning assets.  Interest income increased to $573.7 million for the year ended December 31, 2023, compared to $403.9 million for 2022. The increase in interest income was due to increases in both average interest-earning asset balances as well as average yields earned on such balances. Average interest-earning asset balances increased 16.5% to $12.7 billion for the year ended December 31, 2023, compared to $10.9 billion for 2022. Yields on interest-earning assets averaged 4.50% for the year ended December 31, 2023, compared to 3.69% for 2022, an increase of 81 basis points.  Yield on interest-earning assets increased primarily due to an increase in yields on loans which averaged 4.66% for the year ended December 31, 2023, compared to 4.05% for 2022, an increase of 61 basis points. Yields on new loan fundings averaged 7.94% for the year ended December 31, 2023, compared to 4.19% for 2022.  Interest expense increased to $371.4 million for the year ended December 31, 2023 compared to $85.2 million for 2022.  The increase in interest expense was due to increases in both average interest-bearing liability balances as well as average rates paid on such balances.  Average interest-bearing liability balances, consisting of interest-bearing deposits, borrowings, and subordinated debt, increased 41.5% to $9.5 billion for the year ended December 31, 2023, compared to $6.7 billion for 2022.  Rates on interest-bearing liability balances averaged 3.90% for the year ended December 31, 2023, compared to 1.27% for 2022.  Rates on interest-bearing liabilities increased primarily due to an increase in rates paid on interest-bearing deposits, which averaged 3.79% for the year ended December 31, 2023, compared to 1.04% for 2022, an increase of 275 basis points.  In addition, rates paid on borrowings increased to 4.67% for the year ended December 31, 2023, compared to 2.87% for 2022, an increase of 180 basis points.  The increases in the rates paid on interest-bearing deposit accounts and borrowings were due to the significant increase in market rates over the prior year.  Average balances of interest-bearing deposits increased due to a shift in the mix of deposit account balances from noninterest bearing to higher-yield savings, money market, and certificate of deposit accounts.  Average balances of borrowings increased in line with our increase in balance sheet liquidity.

The 0.81% increase in average yield earned on interest-earning assets was offset by a 2.63% increase in average rate paid on interest-bearing liability balances and a mix shift to interest-bearing liabilities, resulting in a contraction of NIM for the year ended December 31, 2023. NIM was 1.59% for the year ended December 31, 2023 compared to 2.91% for 2022.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the estimated losses inherent in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us.  For 2023, we recorded a reversal of provision for credit losses of $0.5 million.  For 2022, we recorded provisions for credit losses of $0.5 million.  The decrease in provision for credit losses for 2023, was due primarily to a reversal of provision for credit losses on the loan portfolio.  At December 31, 2023, the allowance for credit losses on the loan portfolio was $29.2 million or 0.29% of total loans held for investment, compared to $33.7 million and 0.31% at December 31, 2022.  The decrease was due primarily to a reduction in the calculated allowance required due to the loan portfolio’s natural attrition, reduction in the allowance associated with impaired and purchase credit deteriorated (“PCD”) loans due to payoffs or updated valuations, and a reduction in the allowance for unfunded commitments, offset by an increase in the qualitative reserve to reflect the impact of current market conditions and the continued high market interest rate environment.  The provision for credit losses in 2022 was due to growth in loan balances. For 2023 and 2022, we recorded net charge-offs of $3.1 million and $0.3 million, respectively.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale leaseback, and gain on sale of securities available-for-sale. The following table provides a breakdown of noninterest income for Banking for the years ended December 31:

(dollars in thousands)	2023	2022

Year Ended December 31:
Trust fees	$6,753	$9,394
Loan related fees	7,213	9,228
Deposit charges	2,020	2,508
Gain on sale leaseback	—	1,061
Gain on sale of securities available-for-sale	2,304	—
Consulting fees	354	396
Other	2,896	3,561
Total noninterest income	$21,540	$26,148

Noninterest income in Banking was $21.5 million for the year ended December 31 2023, compared to $26.1 million for 2022. The $4.6 million decrease in noninterest income in Banking was due primarily to a $2.6 million decrease in trust fees and a $2.0 million decrease in loan related fees.  The decrease in trust fees was due to a decrease in average fees earned on trust assets under advisement.  Trust asset balances under advisement remained constant at $1.3 billion as of both December 31, 2023 and 2022.  The decrease in loan related fees was due to a decrease in prepayment fees, as early payoffs of loans decreased from year-ago levels.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the years ended December 31:

(dollars in thousands)	2023	2022
Noninterest income	$29,358	$30,027

Noninterest income for Wealth Management was $29.4 million for the year ended December 31, 2023, compared to $30.0 million for 2022.  The $0.6 million decrease was due to a decrease in average fees earned on AUM balances as the portfolio composition changed from equities which earn higher fees to fixed income funds which earn lower fees.

The following table summarizes the activity in our AUM for the periods indicated:

		Existing account
	Beginning	Additions/	New
(dollars in thousands)	Balance	Withdrawals	Accounts	Terminations	Performance	Ending balance
Year Ended December 31, 2023:
Fixed income	$1,699,554	$34,536	$137,732	$(128,917)	$106,151	$1,849,056
Equities	2,383,268	(164,461)	82,540	(231,240)	538,926	2,609,033
Cash and other	902,455	(205,819)	71,226	(58,055)	82,052	791,859
Total	$4,985,277	$(335,744)	$291,498	$(418,212)	$727,129	$5,249,948

Year Ended December 31, 2022:
Fixed income	$1,303,760	$451,841	$154,827	$(30,428)	$(180,446)	$1,699,554
Equities	3,330,639	(87,881)	108,003	(78,785)	(888,708)	2,383,268
Cash and other	1,046,206	(422,405)	305,747	(58,248)	31,155	902,455
Total	$5,680,605	$(58,445)	$568,577	$(167,461)	$(1,037,999)	$4,985,277

AUM balances were $5.2 billion at December 31, 2023, compared to $5.0 billion at December 31, 2022. The $265 million increase was largely the result of portfolio gains of $727 million and new accounts of $292 million, offset by terminations and net existing account additions/withdrawals of $754 million. Portfolio gains reflected overall performance gains in the equity and fixed income markets during 2023.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the years ended December 31:

	Banking		Wealth Management
(dollars in thousands)	2023	2022	2023	2022

Year Ended December 31:
Compensation and benefits	$67,114	$90,186	$16,049	$18,705
Occupancy and depreciation	34,886	34,471	1,913	1,753
Professional services and marketing	9,626	9,193	3,487	3,211
Customer service costs	76,806	38,178	—	—
Other	22,082	16,591	651	702
Total operating expense	210,514	188,619	22,100	24,371
Goodwill impairment	215,252	—	—	—
Total noninterest expense	$425,766	$188,619	$22,100	$24,371

Noninterest expense in Banking was $425.8 million for the year ended December 31, 2023, compared to $188.6 million for 2022. Noninterest expense for 2023 included a non-cash goodwill impairment charge of $215.3 million, which was recorded in the second quarter.  Excluding this one-time charge, operating noninterest expense totaled $210.5 million for 2023, compared to $188.6 million for 2022.  The $21.9 million increase in operating noninterest expense in Banking was largely due to a $38.6 million increase in customer service costs, and a $5.5 million increase in other operating expense, offset by a $23.1 million decrease in compensation and benefits. The increase in customer service costs was due to higher earnings credits paid on deposit balances earning such credits. The higher earnings credits paid are due to the increase in interest rates resulting from the Federal Reserve Board interest rate hikes over the past year and the full-year impact of the interest rate hikes in 2022.  The decrease in compensation and benefit costs was primarily due to decreased staffing levels during 2023, compared to levels during, 2022.  Average Banking full-time employees (“FTEs “) were 539.8 for 2023, compared to 647.2 for 2022, a reduction of 16.6%.  Staffing levels were reduced in the first and second quarters of 2023 and remained at reduced levels for the remainder of the year due to efforts to maximize efficiency and contain costs.

Noninterest expense in Wealth Management was $22.1 million for the year ended December 31, 2023, compared to $24.4 million for 2022. The $2.3 million decrease in noninterest expense in Wealth Management was largely due to a $2.3 million decrease in compensation and benefits, offset by small increases in professional services and marketing expense and occupancy and depreciation expense.  The decrease in compensation and benefit costs was primarily due to a reduction in annual bonus expense compared to the year-ago period. Average Wealth Management FTEs were 65.7 for the year ended December 31, 2023, compared to 66.8 for 2022.

Years Ended December 31, 2022 and 2021.

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of AUM. The following tables show key operating results for each of our business segments for the years ended December 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2022:
Interest income	$403,878	$—	$—	$403,878
Interest expense	78,766	—	6,422	85,188
Net interest income	325,112	—	(6,422)	318,690
Provision for credit losses	532	—	—	532
Noninterest income	26,148	30,027	(7,941)	48,234
Noninterest expense	188,619	24,371	3,599	216,589
Income (loss) before income taxes	162,109	5,656	(17,962)	149,803
Income tax expense (benefit)	42,698	1,660	(5,067)	39,291
Net income (loss)	$119,411	$3,996	$(12,895)	$110,512

2021:
Interest income	$247,218	$—	$—	$247,218
Interest expense	13,688	—	246	13,934
Net interest income	233,530	—	(246)	233,284
Provision for credit losses	3,866	—	—	3,866
Noninterest income	41,068	29,917	(532)	70,453
Noninterest expense	121,375	23,349	3,362	148,086
Income (loss) before income taxes	149,357	6,568	(4,140)	151,785
Income tax expense (benefit)	42,144	1,231	(1,101)	42,274
Net income (loss)	$107,213	$5,337	$(3,039)	$109,511

Combined net income for 2022 was $110.5 million, compared to net income of $109.5 million for 2021. Combined net income before taxes for 2022 was $149.8 million, compared to net income before taxes of $151.8 million for 2022. The $2.0 million decrease in combined net income before taxes was the result of a $12.8 million increase in income before taxes for Banking, offset by a $0.9 million decrease in income before taxes for Wealth Management, a $6.3 million valuation loss adjustment on the Company’s equity investment in NYDIG, a $6.2 million increase in interest expense primarily attributable to the subordinated notes issued in January 2022, a $1.2 million decrease in corporate noninterest income, and a $0.2 million net increase in corporate expenses.  The increase in Banking income was due to higher net interest income and lower provisions offset by higher noninterest expense and lower noninterest income.  The decrease in Wealth Management income was due to higher noninterest expense.  The increase in corporate expenses was primarily attributable to an increase in interest expense due to the issuance of the subordinated notes.  The $6.3 million valuation loss adjustment recorded on the NYDIG equity investment was recorded as a component of noninterest income. Net interest income, noninterest income, and noninterest expense are discussed in more detail in the tables that follow.

Income tax expense for 2022 was $39.3 million, compared to $42.3 million for 2021. Annual effective tax rates for 2022 and 2021 were 26.2% and 27.9%, respectively. Our statutory tax rates were 29% for both 2023 and 2022.

Net Interest Income.  The principal component of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest rate spread is the yield on average interest-earning assets minus the cost of average interest-earning liabilities. Our net interest income, net interest rate spread, and net interest margin are sensitive to general business and economic conditions. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and the growth and maturity of earning assets. For further discussion on our interest rate risk management practices, see “Interest Rate Risk Management” within Item 7. Management’s Discussion and Analysis of Financial Condition.

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

	2022			2021
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$9,139,349	$370,078	4.05%	$5,846,315	$224,823	3.85%
Securities AFS	413,220	11,183	2.71%	806,456	20,435	2.53%
Securities HTM	760,489	15,228	2.00	—	—	—
Cash, FHLB stock, and fed funds	625,351	7,389	1.18%	756,658	1,960	0.26%
Total interest-earning assets	10,938,409	403,878	3.69%	7,409,429	247,218	3.34%
Noninterest-earning assets:
Nonperforming assets	10,609			17,338
Other	459,072			220,367
Total assets	$11,408,090			$7,647,134
Interest-bearing liabilities:
Demand deposits	$2,370,323	24,273	1.02%	$1,010,452	2,347	0.23%
Money market and savings	2,783,825	24,565	0.88%	2,318,619	8,385	0.36%
Certificates of deposit	814,906	13,007	1.60%	710,176	2,721	0.38%
Total interest-bearing deposits	5,969,054	61,845	1.04%	4,039,247	13,453	0.33%
Borrowings	590,934	16,977	2.87%	63,681	481	0.75%
Subordinated debt	164,004	6,366	3.88%	—	—	—%
Total interest-bearing liabilities	6,723,992	85,188	1.27%	4,102,928	13,934	0.34%
Noninterest-bearing liabilities:
Demand deposits	3,474,657			2,725,631
Other liabilities	112,590			75,112
Total liabilities	10,311,239			6,903,671
Stockholders’ equity	1,096,851			743,463
Total liabilities and equity	$11,408,090			$7,647,134
Net Interest Income		$318,690			$233,284
Net Interest Rate Spread			2.42%			3.00%
Net Interest Margin			2.91%			3.15%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes between 2022 as compared to 2021.

	Increase (Decrease) due to		Net Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest earned on:
Loans	$132,767	$12,488	$145,255
Securities AFS	(10,561)	1,309	(9,252)
Securities HTM	7,614	7,614	15,228
Cash, FHLB stock, and fed funds	(396)	5,825	5,429
Total interest-earning assets	129,424	27,236	156,660
Interest paid on:
Demand deposits	6,207	15,719	21,926
Money market and savings	1,977	14,203	16,180
Certificates of deposit	458	9,828	10,286
Borrowings	12,296	4,203	16,499
Subordinated debt	3,183	3,183	6,366
Total interest-bearing liabilities	24,121	47,136	71,257
Net interest income	$105,303	$(19,900)	$85,403

Net interest income was $318.7 million for the year ended December 31, 2022, compared to $233.3 million for 2021. On a consolidated basis, NIM decreased 24 basis points to 2.91% in 2022 from 3.15% in 2021, as increases in the rate on interest-bearing deposits and borrowings exceeded the increases in yield earned on interest-earning assets. NIM was also negatively impacted by both increases in the amount of borrowings as well as the cost of such borrowings. The cost of interest-bearing deposits increased from 0.33% in 2021 to 1.04% in 2022, an increase of 71 basis points, while the yield earned on interest-earning assets increased from 3.34% in 2021 to 3.69% in 2022, an increase of 35 basis points.  The average rate on borrowings increased from 0.75% in 2021 to 2.87% in 2022, an increase of 212 basis points. The average balance of borrowings outstanding increased from $63.7 million in 2021 to $590.9 million in 2022. The increase in borrowings was due to an increase in FHLB advances and the assumption of $165 million in repurchase agreements from a bank acquisition in late 2021. The average balance of FHLB overnight advances increased from $1.0 million in 2021 to $329.8 million in 2022, primarily due to the need to fund the increase in new loan volume. Finally, NIM was impacted by the issuance of $150 million in subordinated notes in the first quarter of 2022.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the estimated losses inherent in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For 2022 and 2021, we recorded provisions for credit losses of $0.5 million and $3.9 million, respectively. The provision for credit losses in 2022 was due to growth in loan balances.  The provision for credit losses in 2021 was due to a bank acquisition in late 2021 and growth in loan balances.  For 2022 and 2021, we recorded net charge-offs of $0.3 million and $0.8 million, respectively.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale leaseback, and gain on sale of loans. The following table provides a breakdown of noninterest income for Banking for the years ended December 31:

(dollars in thousands)	2022	2021
Trust fees	$9,394	$7,161
Loan related fees	9,228	9,208
Deposit charges	2,508	1,714
Gain on sale leaseback	1,061	—
Gain on sale of loans	—	21,459
Consulting fees	396	409
Other	3,561	1,117
Total noninterest income	$26,148	$41,068

Noninterest income in Banking in 2022 decreased $14.9 million from 2021 primarily due to a lack of loan sales during the year, resulting in a decrease of $21.5 million in gain on sale of loans income.  As a result of the rising interest rate environment during 2022, the weighted average yield earned on loans increased by 20 basis points, making it more desirable to hold these assets on the balance sheet.  The decrease in gain on sale of loans income was offset by increases in trust fees and deposit charges of $3.0 million, an increase in other income of $2.4 million, and a $1.1 million gain on sale leaseback transaction related to the sale of two buildings containing retail branches of the Bank, which are now leased as a result of the sale.  The increase in trust fees was due primarily to higher levels of billable assets under advisement.  The increase in other income was primarily due to a $1.5 million increase in bank owned life insurance (“BOLI”) income.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the years ended December 31:

(dollars in thousands)	2022	2021
Noninterest income	$30,027	$29,917

Noninterest income for Wealth Management was in line for 2022 when compared to 2021.

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

Noninterest expense in Banking was $188.6 million for the year ended December 31, 2022, compared to $121.4 million for 2021, an increase of $67.2 million. Compensation and benefits for Banking increased $21.3 million during 2022 as compared to 2021, due to salary increases and an increase in the average monthly FTEs in Banking. Average monthly Banking FTEs increased to 647.2 in 2022, from 472.5 in 2021, due to increased staffing related to additional personnel from a bank acquisition completed in late 2021, and to support the growth in loans and deposits. Occupancy and depreciation expense for Banking increased $11.5 million during 2022 as compared to 2021 primarily due to the bank acquisition completed in late 2021 and increases in higher core processing costs related to higher loan and deposit volumes and services. Professional services and marketing for Banking increased $1.3 million during 2022 as compared to 2021 due to increases in marketing and advertising of $0.6 million and infrastructure and IT expenses of $1.1 million, offset by decreases in other professional services of $0.4 million. Customer service costs for Banking increased $29.4 million during 2022 as compared to 2021 due to higher earnings credits paid on deposit balances and higher deposit balances earning such credits.

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

Financial Condition

The following table shows the financial position for each of our business segments, and of Other and Elimination entries used to arrive at our consolidated totals which are included in the column labeled Other, at December 31:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
2023:
Cash and cash equivalents	$1,326,237	$4,746	$(4,354)	$1,326,629
Securities AFS, net	703,226	—	—	703,226
Securities HTM, net	789,578	—	—	789,578
Loans, net	10,148,597	—	—	10,148,597
Accrued interest receivable	54,163	—	—	54,163
Premises and equipment	39,639	150	136	39,925
Investment in FHLB stock	24,613	—	—	24,613
Deferred taxes	26,917	183	2,042	29,142
Real estate owned ("REO")	8,381	—	—	8,381
Core deposit intangibles	4,948	—	—	4,948
Other assets	172,305	533	25,208	198,046
Total assets	$13,298,604	$5,612	$23,032	$13,327,248
Deposits	$10,708,549	$—	$(19,617)	$10,688,932
Borrowings	1,409,056	—	—	1,409,056
Subordinated debt	—	—	173,397	173,397
Intercompany balances	2,604	(9,079)	6,475	—
Accounts payable and other liabilities	108,434	2,196	19,890	130,520
Shareholders’ equity	1,069,961	12,495	(157,113)	925,343
Total liabilities and equity	$13,298,604	$5,612	$23,032	$13,327,248
2022:
Cash and cash equivalents	$656,247	$16,757	$(16,510)	$656,494
Securities AFS, net	226,158	—	—	226,158
Securities HTM, net	862,544	—	—	862,544
Loans, net	10,692,462	—	—	10,692,462
Accrued interest receivable	51,359	—	—	51,359
Premises and equipment	35,788	216	136	36,140
Investment in FHLB stock	25,358	—	—	25,358
Deferred taxes	19,671	78	4,449	24,198
Real estate owned ("REO")	6,210	—	—	6,210
Goodwill	215,252	—	—	215,252
Core deposit intangibles	6,583	—	—	6,583
Other assets	182,262	428	28,731	211,421
Total assets	$12,979,894	$17,479	$16,806	$13,014,179
Deposits	$10,403,205	$—	$(40,593)	$10,362,612
Borrowings	1,176,601	—	20,000	1,196,601
Subordinated debt	—	—	173,335	173,335
Intercompany balances	1,001	971	(1,972)	—
Accounts payable and other liabilities	125,254	4,392	17,607	147,253
Shareholders’ equity	1,273,833	12,116	(151,571)	1,134,378
Total liabilities and equity	$12,979,894	$17,479	$16,806	$13,014,179

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets or liabilities.

During 2023, total assets increased by $313 million primarily due to increases in cash and cash equivalents, and  investment securities, offset by decreases in loans held for investment and the write-off of goodwill balances.  During 2023, total liabilities increased $522 million primarily due to increases in deposits and borrowings, offset by a decrease in accounts payable and other liabilities.  During 2023, total shareholders’ equity decreased by $209 million due largely to the net loss of $199.1 million for the year ended December 31, 2023 as well as $9.0 million in cash dividends paid to shareholders during 2023.

For additional information on the changes in total assets, liabilities, and shareholders’ equity, see “Overview and Recent Developments” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and cash equivalents, certificates of deposit and securities: Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased by $670.1 million at December 31, 2023, compared to December 31, 2022.  Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding including deposits and borrowings.

Securities available-for-sale:: The following table provides a summary of the Company’s AFS securities portfolio at December 31:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
2023:
Collateralized mortgage obligations	$8,946	$—	$(1,341)	$—	$7,605
Agency mortgage-backed securities	106,733	1,028	(414)	—	107,347
Municipal bonds	49,473	—	(3,037)	—	46,436
SBA securities	13,631	2	(106)	—	13,527
Beneficial interests in FHLMC securitization	14,473	4	(418)	(6,818)	7,241
Corporate bonds	138,858	—	(15,176)	(1,402)	122,280
U.S. Treasury	399,375	—	(585)	—	398,790
Total	$731,489	$1,034	$(21,077)	$(8,220)	$703,226

2022:
Collateralized mortgage obligations	$9,865	$—	$(1,250)	$—	$8,615
Agency mortgage-backed securities	8,161	—	(585)	—	7,576
Municipal bonds	50,232	—	(3,442)	—	46,790
SBA securities	19,090	3	(138)	—	18,955
Beneficial interests in FHLMC securitization	19,415	108	(103)	(11,439)	7,981
Corporate bonds	145,024	—	(10,011)	—	135,013
U.S. Treasury	1,298	1	(71)	—	1,228
Total	$253,085	$112	$(15,600)	$(11,439)	$226,158

2021:
Collateralized mortgage obligations	$13,862	$—	$(37)	$	$13,825
Agency mortgage-backed securities	928,546	6,563	(6,120)	—	928,989
Municipal bonds	52,052	94	—	—	52,146
SBA securities	27,970	2	—	—	27,972
Beneficial interests in FHLMC securitization	21,606	373	—	(10,399)	11,580
Corporate bonds	154,027	2,441	(92)	—	156,376
U.S. Treasury	499	—	(9)	—	490
Total	$1,198,562	$9,473	$(6,258)	$(10,399)	$1,191,378

Excluding allowance for credit losses, the increase in AFS securities in 2023 compared to 2022 was due primarily to the purchase of $675.0 million of U.S. Treasury and GNMA agency mortgage-backed securities, offset by $174 million in sales of AFS securities, $17.2 million in principal payments and maturities, and $4.0 million in impairment charges during 2023. Excluding allowance for credit losses, the decrease in AFS securities in 2022 compared to 2021 was primarily due to the $917 million transfer of agency mortgage-backed securities to held-to-maturity.

The table below indicates, as of December 31, 2023, the gross unrealized losses and fair values of our securities AFS, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$—	$—	$7,606	$(1,341)	$7,606	$(1,341)
Agency mortgage-backed securities	—	—	5,710	(414)	5,710	(414)
Municipal bonds	1,779	(26)	42,847	(3,011)	44,626	(3,037)
SBA securities	353	—	12,025	(106)	12,378	(106)
Beneficial interests in FHLMC securitization	—	—	4,041	(418)	4,041	(418)
Corporate bonds	14,847	(153)	108,832	(15,023)	123,679	(15,176)
U.S. Treasury	397,942	(534)	848	(51)	398,790	(585)
Total temporarily impaired securities	$414,921	$(713)	$181,909	$(20,364)	$596,830	$(21,077)

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

Unrealized losses on agency notes and agency mortgage-backed securities have not been recognized into income because the issuers of the bonds are of high credit quality, management does not intend to sell and it is more likely than not that management would not be required to sell the securities prior to their anticipated recovery, and the declines in fair value are largely due to changes in interest rates. The fair values are expected to recover as the bonds approach maturity.  Weighted-average yields are an arithmetic computation of income within each maturity range based on the amortized cost of securities, not on a tax-equivalent basis.

The scheduled maturities of securities AFS and the related weighted average yields were as follows as of December 31, 2023:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$513	$8,433	$8,946
Agency mortgage-backed securities	141	4,364	—	102,228	106,733
Municipal bonds	—	9,672	36,103	3,698	49,473
SBA securities	—	944	623	12,064	13,631
Beneficial interests in FHLMC securitization	3,315	5,380	—	5,778	14,473
Corporate bonds	5,012	60,444	67,872	5,530	138,858
U.S. Treasury	398,676	699	—	—	399,375
Total	$407,144	$81,503	$105,111	$137,731	$731,489
Weighted average yield	5.47%	6.46%	2.90%	5.94%	5.30%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$466	$7,139	$7,605
Agency mortgage-backed securities	137	4,134	—	103,076	107,347
Municipal bonds	—	9,231	34,142	3,063	46,436
SBA securities	—	936	622	11,969	13,527
Beneficial interests in FHLMC securitization	3,315	5,380	—	5,364	14,059
Corporate bonds	4,973	58,337	56,395	3,977	123,682
U.S. Treasury	398,135	655	—	—	398,790
Total	$406,560	$78,673	$91,625	$134,588	$711,446

Securities held-to-maturity: The following table provides a summary of the Company’s HTM securities portfolio at December 31:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
2023:
Agency mortgage-backed securities	$789,578	$1	$(79,558)	$—	$710,021
Total	$789,578	$1	$(79,558)	$—	$710,021

2022:
Agency mortgage-backed securities	$862,544	$—	$(89,483)	$—	$773,061
Total	$862,544	$—	$(89,483)	$—	$773,061

There were no securities held-to-maturity as of December 31, 2021.

The scheduled maturities of securities HTM, and the related weighted average yields were as follows, as of December 31, 2023:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2023
Amortized Cost:
Agency mortgage-backed securities	$—	$4,259	$12,537	$772,782	$789,578
Total	$—	$4,259	$12,537	$772,782	$789,578
Weighted average yield	—%	0.86%	1.44%	2.26%	2.24%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$3,972	$11,457	$694,592	$710,021
Total	$—	$3,972	$11,457	$694,592	$710,021

See Note 3: Securities of the notes to the consolidated financial statements for additional information on our investment securities portfolio.

Loans. The following table sets forth our loans, by loan category, as of December 31:

	December 31, 2023		December 31, 2022

		Percentage of		Percentage of
(dollars in thousands)	Amount	Total Loans	Amount	Total Loans
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$5,227,885	51.5%	$5,341,596	49.9%
Single family	950,712	9.4%	1,016,498	9.5%
Total real estate loans secured by residential properties	6,178,597	60.8%	6,358,094	59.4%
Commercial properties	987,596	9.7%	1,203,292	11.2%
Land and construction	137,298	1.4%	158,565	1.5%
Total real estate loans	7,303,491	71.9%	7,719,951	72.1%
Commercial and industrial loans	2,856,228	28.1%	2,984,748	27.9%
Consumer loans	1,328	0.0%	4,481	0.0%
Total loans	10,161,047	100.0%	10,709,180	100.0%
Premiums, discounts and deferred fees and expenses	16,755		17,013
Total	$10,177,802		$10,726,193

Total loans decreased by $548.4 million, as a result of $1.5 billion in loan fundings, offset by loan payoffs and paydowns of $2.1 billion for the year ended December 31, 2023.  The decrease in loans from the prior year end reflects the strategic actions undertaken to maintain a disciplined approach to our loan production in light of the rising interest rate environment.

At December 31, 2023, $6.2 billion or 60.8% of the loan portfolio consisted of real estate loans secured by residential properties, multifamily (51.5%) and single family (9.4%) residential loans. At December 31, 2023, average loan-to-value (“LTV”) ratios for the multifamily and single-family residential loans were 54.9% and 54.3%, respectively.  At December 31, 2023, $987.6 million or 9.7% of the loan portfolio consisted of loans secured by commercial real estate properties, consisting of non owner-occupied (5.8%) and owner-occupied (3.9%) loans, respectively.  Non owner-occupied CRE loans totaled approximately $586 million and consisted of a diversified mix of retail, office, hospitality, industrial, medical, and other real estate loans.  At December 31, 2023, the average LTV ratio for the non-owner occupied CRE portfolio was 46.9%.

The loan portfolio is largely concentrated in the geographic markets in which we operate.  As of December 31, 2023, approximately 87% of the loans in our portfolio were made to borrowers who live and/or conduct business in California (73%), Florida (9%), Texas (4%), and Nevada (1%).

The scheduled maturities, as of December 31, 2023, of the performing loans categorized as land and construction loans and as commercial and industrial loans, are as follows:

				Loans With a Scheduled
	Scheduled Maturity			Maturity After One Year
		Due After One
	Due in One Year	Year Through	Due After	Loans With	Loan With
(dollars in thousands)	or Less	Five Years	Five Years	Fixed-Rates	Adjustable-Rates
Land and construction loans	$44,892	$79,026	$13,380	$63,226	$29,180
Commercial and industrial loans	230,285	1,555,884	1,070,059	1,514,182	1,111,761

See Note 4: Loans of the notes to the consolidated financial statements for additional information on our loan portfolio.

Deposits: The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of December 31:

	2023		2022
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$1,467,806	-	$2,736,691	—
Interest-bearing	2,881,786	2.94%	2,568,850	2.91%
Money market and savings	3,195,670	3.81%	3,178,230	2.37%
Certificates of deposit	3,143,670	4.87%	1,878,841	3.74%
Total	$10,688,932	3.36%	$10,362,612	2.13%

Total deposits increased by $326.3 million to $10.7 billion at December 31, 2023, compared to $10.4 billion at December 31, 2022.  The increase in deposits included increases in wholesale, digital bank, and corporate deposits of $2.1 billion, $0.1 billion, and $0.5 billion respectively, offset by decreases in retail branch and specialty deposits of $0.9 billion and $1.5 billion, respectively.

During 2023, our deposit rates have moved in a manner consistent with overall deposit market rates and market rates continued to rise as a result of the actions taken by the Federal Reserve Board. The weighted average interest rates of total deposits increased from 2.13% at December 31, 2022 to 3.36% at December 31, 2023.

The Bank may utilize brokered deposits as a source of funding and as a component of its overall liquidity management process. The Bank held brokered deposits, consisting of certificates of deposit and other interest-bearing demand deposits and money market accounts totaling $2.7 billion and $1.3 billion as of December 31, 2023 and 2022, respectively.  The increase in brokered deposits was due to the Bank’s utilization of brokered deposits as a means to replace some of the outflow of non-brokered deposits that occurred through the year.  The weighted average rate paid on brokered deposit balances were 4.84% and 4.15% for the years ended December 31, 2023 and 2022, respectively.

Large depositor relationships, consisting of deposit relationships which exceed 2% of total deposits, accounted for, in the aggregate, 12.5% and 19.8% of our total deposits as of December 31, 2023 and 2022, respectively.  The composition of our large depositor relationships continues to include clients which have maintained long-term depository relationships with us and has not changed materially from a quantitative perspective since December 31, 2022.

The deposits held by the Bank are insured by the Federal Deposit Insurance Corporation’s (the “FDIC”) Deposit Insurance Fund up to applicable limits. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor.  Insured and collateralized deposits comprised approximately 87.4% of total deposits at December 31, 2023.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

	December 31, 2023	December 31, 2022

(dollars in thousands)	Amount	Amount
Uninsured deposits	$2,662,405	$3,527,690

The maturities of our certificates of deposit greater than $250,000 was $454.6 million and $433.9 million for the years ending December 31, 2023 and 2022, respectively.  The following table sets forth the maturity distribution of the estimated time deposits remaining on the balance sheet as of December 31, 2023:

(dollars in thousands)
3 months or less	$343,078
Over 3 months through 12 months	80,541
1 to 3 years	30,994
Over 3 years	—
Total	$454,613

Borrowings.  At December 31, 2023, our borrowings consisted of $800 million in FHLB putable advances at the Bank, $100 million of FHLB term advances at the Bank, $160 million in FHLB overnight advances and $285 million in term advances from the Federal Reserve Bank, and $64 million in repurchase agreements at the Bank.  At December 31, 2022 our borrowings consisted of $805 million in overnight FHLB advances at the Bank, $200 million in federal funds purchased at the Bank, $171 million in repurchase agreements at the Bank, and $20 million of borrowings under a holding company line of credit.

The average balance of borrowings and the weighted average interest rate on such borrowings were $1.2 billion and 4.67%, respectively for the year ended December 31, 2023. The average balance of borrowings and the weighted average interest rate on such borrowings were $591 million and 2.87%, respectively for the year ended December 31, 2022.   At December 31, 2023, total borrowings represented 10.6% of total assets, compared to 9.2% at December 31, 2022.

As of December 31, 2023, our unused borrowing capacity was $2.6 billion, which consisted of $2.0 billion in available lines of credit with the FHLB, $402 million in available borrowing capacity with the Federal Reserve Bank, $170 million in borrowing capacity through unsecured federal funds lines with four correspondent financial institutions, and $20 million in available borrowing capacity through line of credit arrangement that our holding company maintains with an unaffiliated lender.

For additional information about borrowings, see Note 11: Borrowings to the consolidated financial statements.

Subordinated debt.  At December 31, 2023 and December 31, 2022, FFI had two issuances of subordinated notes with an aggregate carrying value of $173 million.  For additional information about subordinated debt, see Note 12: Subordinated Debt to the consolidated financial statements.

Delinquent Loans, Nonperforming Assets and Provision for Credit Losses

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal and, generally, when a loan becomes contractually past due for 90 days or more with respect to principal or interest. However, the accrual of interest may be continued on a well-secured loan contractually past due 90 days or more with respect to principal or interest if the loan is in the process of collection or collection of the principal and interest is deemed probable. The following table provides a summary of past due and nonaccrual loans as of December 31:

	Past Due and Still Accruing
			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
2023:
Real estate loans:
Residential properties	$93	$416	$—	$112	$621	$6,196,923	$6,197,544
Commercial properties	27,403	403	1,730	2,915	32,451	954,321	986,772
Land and construction	—	—	—	—	—	136,827	136,827
Commercial and industrial loans	525	88	—	8,804	9,417	2,845,845	2,855,262
Consumer loans	—	—	—	—	—	1,397	1,397
Total	$28,021	$907	$1,730	$11,831	$42,489	$10,135,313	$10,177,802
Percentage of total loans	0.28%	0.01%	0.02%	0.12%	0.42%

2022:
Real estate loans:
Residential properties	$511	$57	$—	$2,556	$3,124	$6,374,100	$6,377,224
Commercial properties	15,000	946	1,213	4,547	21,706	1,180,357	1,202,063
Land and construction	—	—	—	—	—	157,630	157,630
Commercial and industrial loans	385	1,495	982	3,228	6,090	2,978,668	2,984,758
Consumer loans	—	167	—	—	167	4,351	4,518
Total	$15,896	$2,665	$2,195	$10,331	$31,087	$10,695,106	$10,726,193
Percentage of total loans	0.15%	0.02%	0.02%	0.10%	0.29%

2021:
Real estate loans:
Residential properties	$1,519	$310	$—	$3,281	$5,110	$3,827,385	$3,832,495
Commercial properties	2,934	—	—	1,529	4,463	1,305,112	1,309,575
Land and construction	—	—	—	—	—	155,926	155,926
Commercial and industrial loans	303	260	—	3,520	4,083	1,593,782	1,597,865
Consumer loans	—	—	—	—	—	10,867	10,867
Total	$4,756	$570	$—	$8,330	$13,656	$6,893,072	$6,906,728
Percentage of total loans	0.07%	0.01%	—%	0.12%	0.20%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
December 31, 2023
Real estate loans:
Residential properties	$—	$112
Commercial properties	—	2,915
Commercial and industrial loans	7,406	1,398
Consumer loans	—	—
Total	$7,406	$4,425

December 31, 2022
Real estate loans:
Residential properties	$—	$2,556
Commercial properties	—	4,547
Commercial and industrial loans	2,016	1,212
Total	$2,016	$8,315

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans for the year ended December 31:

			Provision	Allowance
	Beginning	Adoption of	(Reversal) for	on Acquired			Ending
(dollars in thousands)	Balance	ASC 326	Credit Losses	PCD Loans	Charge-offs	Recoveries	Balance
2023:
Real estate loans:
Residential properties	$8,306	$—	$1,615	$—	$—	$—	$9,921
Commercial properties	8,714	—	(4,317)	—	(249)	—	4,148
Land and construction	164	—	168	—	—	—	332
Commercial and industrial loans	16,521	—	1,171	—	(4,998)	2,102	14,796
Consumer loans	26	—	(18)	—	(2)	2	8
Total	$33,731	$—	$(1,381)	$—	$(5,249)	$2,104	$29,205
2022:
Real estate loans:
Residential properties	$2,637	$—	$5,674	$—	$(5)	$—	$8,306
Commercial properties	17,049	—	(8,335)	—	—	—	8,714
Land and construction	1,995	—	(1,831)	—	—	—	164
Commercial and industrial loans	11,992	—	4,804	—	(711)	436	16,521
Consumer loans	103	—	(73)	—	(4)	—	26
Total	$33,776	$—	$239	$—	$(720)	$436	$33,731
2021:
Real estate loans:
Residential properties	$5,115	$—	$(1,453)	$93	$(1,118)	$—	$2,637
Commercial properties	8,711	—	774	7,564	—	—	17,049
Land and construction	892	—	1,051	52	—	—	1,995
Commercial and industrial loans	9,249	—	614	1,836	(706)	999	11,992
Consumer loans	233	—	(130)	—	—	—	103
Total	$24,200	$—	$856	$9,545	$(1,824)	$999	$33,776
2020:
Real estate loans:
Residential properties	$8,423	$363	$(3,671)	$—	$—	$—	$5,115
Commercial properties	4,166	3,760	785	—	—	—	8,711
Land and construction	573	92	227	—	—	—	892
Commercial and industrial loans	7,448	—	2,642	—	(1,844)	1,003	9,249
Consumer loans	190	—	43	—	—	—	233
Total	$20,800	$4,215	$26	$—	$(1,844)	$1,003	$24,200
2019:
Real estate loans:
Residential properties	$9,216	$—	$(793)	$—	$—	$—	$8,423
Commercial properties	4,547	—	(381)	—	—	—	4,166
Land and construction	391	—	182	—	—	—	573
Commercial and industrial loans	4,628	—	3,653	—	(2,687)	1,854	7,448
Consumer loans	218	—	(24)	—	(5)	1	190
Total	$19,000	$—	$2,637	$—	$(2,692)	$1,855	$20,800

On January 1, 2020, we adopted a new accounting standard, commonly referred to as “CECL”, which replaces the “incurred loss” approach with an “expected loss” model over the life of the loan, as further described in Note 1: Summary of Significant Accounting Policies of the notes to the consolidated financial statements. The allowance for credit losses for loans totaled $29.2 million as of December 31, 2023, compared to $33.7 million as of December 31, 2022. Our ACL for loans represented 0.29% of total loans outstanding as of December 31, 2023 compared to 0.31% of total loans outstanding as of December 31, 2022. The ACL for loans decreased $4.5 million as of December 31, 2023 compared to December 31, 2022. Activity for the year ended December 31, 2023 included a reversal in provision for credit losses of $1.4 million, charge-offs of $5.2 million, and recoveries of $2.1 million.

Under the CECL methodology, on which our ACL for loans is based, estimates of expected credit losses over the life of a loan are determined and utilized considering the effect of various major factors. The major factors considered in evaluating losses are historical charge-off experience, delinquency rates, local and national economic conditions, the borrower’s ability to repay the loan and timing of repayments, and the value of any related collateral. Management’s estimate of fair value of the collateral considers current and anticipated future real estate market conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations in the future. Provisions for credit losses are charged to operations based on management’s evaluation of estimated losses in its loan portfolio.

In addition, the FDIC and the DFPI, as integral parts of their examination processes, periodically review the adequacy of our ACL. These agencies may require us to make additional provisions for credit losses, over and above the provisions that we have already made, the effects of which would be to reduce our income.

The following table presents the balance in the ACL and the recorded investment in loans by impairment method at December 31:

	Evaluated for Impairment
(dollars in thousands)	Individually	Collectively	Total

2023:
Allowance for credit losses:
Real estate loans:
Residential properties	$56	$9,865	$9,921
Commercial properties	245	3,903	4,148
Land and construction	—	332	332
Commercial and industrial loans	1,639	13,157	14,796
Consumer loans	—	8	8
Total	$1,940	$27,265	$29,205
Loans:
Real estate loans:
Residential properties	$986	$6,196,558	$6,197,544
Commercial properties	8,414	978,358	986,772
Land and construction	—	136,827	136,827
Commercial and industrial loans	9,287	2,845,975	2,855,262
Consumer loans	—	1,397	1,397
Total	$18,687	$10,159,115	$10,177,802
2022:
Allowance for credit losses:
Real estate loans:
Residential properties	$87	$8,219	$8,306
Commercial properties	1,834	6,880	8,714
Land and construction	—	164	164
Commercial and industrial loans	3,122	13,399	16,521
Consumer loans	—	26	26
Total	$5,043	$28,688	$33,731
Loans:
Real estate loans:
Residential properties	$3,479	$6,373,745	$6,377,224
Commercial properties	34,278	1,167,785	1,202,063
Land and construction	—	157,630	157,630
Commercial and industrial loans	9,397	2,975,361	2,984,758
Consumer loans	—	4,518	4,518
Total	$47,154	$10,679,039	$10,726,193
2021:
Allowance for credit losses:
Real estate loans:
Residential properties	$111	$2,526	$2,637
Commercial properties	7,967	9,082	17,049
Land and construction	52	1,943	1,995
Commercial and industrial loans	2,386	9,606	11,992
Consumer loans	—	103	103
Total	$10,516	$23,260	$33,776
Loans:
Real estate loans:
Residential properties	$9,593	$3,822,902	$3,832,495
Commercial properties	41,313	1,268,262	1,309,575
Land and construction	694	155,232	155,926

Commercial and industrial loans	9,963	1,587,902	1,597,865
Consumer loans	—	10,867	10,867
Total	$61,563	$6,845,165	$6,906,728
2020:
Allowance for credit losses:
Real estate loans:
Residential properties	$1,059	$4,056	$5,115
Commercial properties	374	8,337	8,711
Land and construction	—	892	892
Commercial and industrial loans	956	8,293	9,249
Consumer loans	—	233	233
Total	$2,389	$21,811	$24,200
Loans:
Real estate loans:
Residential properties	$12,414	$3,041,142	$3,053,556
Commercial properties	17,304	730,503	747,807
Land and construction	—	55,832	55,832
Commercial and industrial loans	6,472	912,204	918,676
Consumer loans	—	18,888	18,888
Total	$36,190	$4,758,569	$4,794,759
2019:
Allowance for credit losses:
Real estate loans:
Residential properties	$—	$8,423	$8,423
Commercial properties	107	4,059	4,166
Land and construction	—	573	573
Commercial and industrial loans	763	6,685	7,448
Consumer loans	—	190	190
Total	$870	$19,930	$20,800
Loans:
Real estate loans:
Residential properties	$2,897	$3,012,203	$3,015,100
Commercial properties	6,689	827,353	834,042
Land and construction	—	70,257	70,257
Commercial and industrial loans	9,316	590,897	600,213
Consumer loans	—	16,273	16,273
Total	$18,902	$4,516,983	$4,535,885

Liquidity

Liquidity management focuses on our ability to generate, on a timely and cost-effective basis, cash sufficient to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses.  Liquidity management also includes the ability to manage unplanned decreases or changes in funding sources, as well as abnormal and unexpected needs.  To meet such abnormal and unexpected needs, lines of credit are maintained with the FHLB, the Federal Reserve Bank, and correspondent banks.  Liquidity management is both a daily and long-term function of funds management.  Liquidity management takes into consideration liquid assets, which includes: cash and cash equivalents; unencumbered eligible investment securities; and investment securities pledged under the Federal Reserve Bank’s discount window and BTFP programs which can be drawn at-will.  Liquidity management also takes into consideration available liquidity sources such as available unused funds from both the FHLB and Federal Reserve Bank credit lines.  The Bank’s Federal Reserve Bank credit line is secured by pledged collateral in the form of qualifying loans and investment securities.  As of December 31, 2023, the Bank had secured unused borrowing capacity of $402 million under this agreement.  The Bank’s unused borrowing capacity with the FHLB as of December 31, 2023 was $2.0 billion.  The Bank had a total of $170 million in unused borrowing capacity available through its correspondent bank lines of credit as of December 31, 2023.

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, proceeds from borrowings, and sales of FFI common stock. The remaining balances of the Bank’s lines of credit available to draw down totaled $2.6 billion at December 31, 2023.

We believe our liquid assets and available liquidity sources are sufficient to meet current funding needs and that we have the ability to manage unplanned decreases or changes in funding sources, as well as abnormal and unexpected needs.  We regularly monitor liquidity to ensure levels are in compliance with minimum requirements established by our Board of Directors.  As of December 31, 2023, our available liquidity ratio was 33.6%, which is above our minimum policy requirement of 25%.  We regularly model liquidity stress scenarios to ensure that adequate liquidity is available, and have contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

Cash Flows Provided by Operating Activities. During the year ended December 31, 2023, operating activities provided net cash of $6 million, comprised primarily of net income of $16 million and an $11 million decrease in accrued interest receivable and other assets, offset partially by an $18 million decrease in accounts payable and other liabilities. The net income of $16 million provided by operating activities consisted of the net loss of $199 million, excluding the goodwill impairment charge of $215 million, which does not impact cash flow.  During the year ended December 31, 2022, operating activities provided net cash of $101 million, comprised primarily of net income of $111 million and a $16 million increase in other liabilities, offset partially by a $39 million increase in other assets.

Cash Flows Used in Investing Activities. During the year ended December 31, 2023, investing activities provided net cash of $135 million, primarily due to a $541 million net decrease in loans, $176 million in proceeds from the sale of securities AFS, $90 million cash received in principal collection and maturities of securities AFS and HTM, offset by $667 million (net of discount) in purchases of securities AFS.  During the year ended December 31, 2022, investing activities used net cash of $3.2 billion, primarily to fund a $3.3 billion net increase in loans and $173 million in purchases of securities HTM and AFS, offset partially by $253 million in principal collections of securities HTM and AFS.

Cash Flow Provided by Financing Activities. During the year ended December 31, 2023, financing activities provided net cash of $529 million, comprised primarily of a net increase in deposits of $326 million, and net increase in advances and borrowings of $340 million, offset by a net decrease in repurchase agreements of $108 million, a $20 million decrease in our line of credit, and $9.0 million in dividends paid.  During the year ended December 31, 2022, financing activities provided net cash of $2.7 billion, consisting primarily of a net increase of $1.6 billion in deposits, a net increase of $1.0 billion in FHLB and other advances, and $148 million net increase in subordinated debt, offset partially by $25 million in dividends paid.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At December 31, 2023 and 2022, the loan-to-deposit ratios at FFB were 95.2%, and 103.5%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of December 31, 2023:

(dollars in thousands)
Commitments to fund new loans	$4,900
Commitments to fund under existing loans, lines of credit	1,143,175
Commitments under standby letters of credit	19,487

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of December 31, 2023, FFB was obligated on $310 million of letters of credit to the FHLB which were being used as collateral for public fund deposits, including $300 million of deposits from the State of California.

Interest Rate Risk Management

Interest rate risk (“IRR”) refers to the vulnerability of an institution’s financial condition to movements in interest rates.  Excessive IRR poses a significant threat to an institution’s earnings and capital.  Changes in interest rates affect an institution’s earnings by altering interest-sensitive income and expenses.  Changes in interest rates also affect the underlying value of an institutions’ assets, liabilities, and off-balance sheet instruments because the present value of future cash flows (and in some cases, the cash flows themselves) change when interest rates change.  The Board of Directors of the Bank has adopted a policy to govern the management of the Bank’s exposure to IRR.  This policy is an integral part of the Bank’s overall asset/liability management.  The goals of this policy are to (1) optimize profits through the management of IRR; (2) limit the exposure of the Bank’s earnings and capital to fluctuations in interest rates; and (3) ensure that the Bank’s management of IRR meets applicable regulatory guidelines.

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

The following table sets forth the interest-earning assets and interest-bearing liabilities on the basis of when they reprice or mature as of December 31, 2023:

	Less than	From 1 to	From 3 to
(dollars in thousands)	1 year	3 Years	5 Years	Over 5 Years	Total
Interest-earnings assets:
Cash equivalents	$1,326,243	$—	$—	$—	$1,326,243
Securities, FHLB stock	953,240	176,608	106,489	278,514	1,514,851
Loans	4,298,041	3,320,611	1,442,896	895,035	9,956,583
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	(1,714,563)	(791,157)	(141,830)	(31,160)	(2,678,710)
Money market and savings	(1,920,919)	(1,070,591)	(176,665)	(37,001)	(3,205,176)
Certificates of deposit	(2,390,993)	(1,247,418)	(348,635)	(4)	(3,987,050)
Borrowings	(509,056)	—	(900,000)	—	(1,409,056)
Net: Current Period	$41,993	$388,053	$(17,745)	$1,105,384	$1,517,685
Net: Cumulative	$41,993	$430,046	$412,301	$1,517,685

The cumulative positive total of $1.5 billion reflects the funding provided by noninterest-bearing deposits and equity. Because we had a $42 million net positive position at December 31, 2023 for the repricing period of less than one year, the result of this analysis indicates that we would benefit modestly by a short term increase in interest rates and would be similarly negatively impacted from a short term decrease in interest rates.

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

Our IRR position is regularly measured using two methods: (i) Net Interest Income (“NII”) and (ii) Economic Value of Equity (“EVE”).  Consistent with regulatory requirements, the Bank has established Board of Directors-approved IRR limits for NII simulations and EVE calculations.  These analyses are reviewed quarterly by the Asset/Liability Committee  and the Board of Directors.  If the analyses project changes which are outside our pre-established IRR limits, we may: (i) revise existing limits to address the changes in the Bank’s IRR, with the recommended limits being prudent and consistent with the Board’s risk tolerance; or (ii) retain the existing limits and implement a plan for an orderly return to compliance with these limits, where corrective actions may include, but are not limited to, restructuring the maturity profile of the Bank’s investment portfolio, changing deposit pricing, initiating off-balance sheet hedging actions, or adjusting the repricing characteristics of the loan portfolios.

The NII simulation is used to measure and evaluate potential changes in our net interest income resulting from changes in interest rates.  The model measures the impact over a range of instantaneous shocks in 100 basis points increments to our net interest income over a 12-months forecast period.  The Board-approved limits on NII sensitivity and the actual computed changes to our NII based on the +/- 100 and +/- 200 basis points hypothetical interest rate scenarios as of December 31, 2023 are shown below:

	Estimated Increase
	(Decrease) in Net
Assumed Instantaneous Change in Interest Rates	Interest Income	Board Limits
+ 100 basis points	(10.65)%	(20.00)%
+ 200 basis points	(19.75)%	(25.00)%
- 100 basis points	(1.27)%	(10.00)%
- 200 basis points	(3.58)%	(20.00)%

The modeled one year NII results indicate that the Bank is more earnings sensitive in the rising rate shock scenarios of 100 through 200 basis points.  The NII modeled results above are in compliance with the IRR limits.

The EVE measures the sensitivity of our market value equity to simultaneous changes in interest rates.  EVE is derived by subtracting the economic value of the Bank’s liabilities from the economic value of its assets, assuming current and hypothetical interest rate environments.  EVE is based on all of the future cash flows expected to be generated by the Bank’s current balance sheet, discounted to derive the economic value of the Bank’s assets and liabilities.  These cash flows may change depending on the assumed interest rate environment and the resulting changes in other assumptions, such as prepayment speeds.  The Bank has established IRR limits which specify the maximum EVE sensitivity allowed under current interest rates and for a range of hypothetical interest rate scenarios each in 100 basis point increments.  The hypothetical scenarios are represented by immediate, permanent, parallel movements in the term structure of interest rates.  The Board-approved limits on EVE sensitivity and the actual computed changes to our EVE based on the +/- 100 and +/- 200 basis points hypothetical interest rate scenarios as of December 31, 2023 are shown below:

	Estimated Increase
	(Decrease)
	in Economic
Assumed Instantaneous Change in Interest Rates	Value of Equity	Board Limits
+ 100 basis points	0.11%	(15.00)%
+ 200 basis points	(2.83)%	(25.00)%
- 100 basis points	(6.33)%	(15.00)%
- 200 basis points	(14.06)%	(20.00)%

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

The EVE modeled results above are in compliance with the EVE limits.  The EVE is an interest rate risk management tool and the results are not necessarily an indication of our actual future results.  Actual results may vary significantly from the results suggested by the table above.  Loan prepayments and deposit attrition, changes in our mix of earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions.

The results of these analyses and simulations do not contemplate all of the actions that we may undertake in response to changes in interest rates. In response to actual or anticipated changes in interest rates, we have various alternatives for managing and reducing the Bank’s exposure to interest rate risk, such as entering into hedges and obtaining long-term fixed-rate FHLB advances.

We believe our IRR management policy limits are consistent with prevailing practice in the regional banking industry.

Capital Resources and Dividends

The Capital Rules apply to United States based bank holding companies and federally insured depository institutions and require the Company (on a consolidated basis) and FFB (on a stand-alone basis) to meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. For additional information regarding these Capital Rules, see Item 1 “Business - Capital Requirements Applicable to Banks and Bank Holding Companies” in Part I above.

In addition, prompt corrective action regulations place a federally insured depository institution, such as FFB, into one of five capital categories on the basis of its capital ratios: (i) well-capitalized; (ii) adequately capitalized; (iii) undercapitalized; (iv) significantly undercapitalized; or (v) critically undercapitalized. A depository institution’s primary federal regulatory agency may determine that, based on certain qualitative assessments, the depository institution should be assigned to a lower capital category than the one indicated by its capital ratios. At each successive lower capital category, a depository institution is subject to greater operating restrictions and increased regulatory supervision by its federal bank regulatory agency.

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB (on a stand-alone basis) as of the respective dates and as compared to the respective regulatory requirements applicable to them:

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2023
CET1 risk-based capital ratio	$931,272	10.02%	$418,142	4.50%
Tier 1 leverage ratio	931,272	7.20%	517,033	4.00%
Tier 1 risk-based capital ratio	931,272	10.02%	557,523	6.00%
Total risk-based capital ratio	1,140,312	12.27%	743,363	8.00%
December 31, 2022
CET1 risk-based capital ratio	$931,125	9.18%	$456,603	4.50%
Tier 1 leverage ratio	931,125	7.44%	500,327	4.00%
Tier 1 risk-based capital ratio	931,125	9.18%	608,804	6.00%
Total risk-based capital ratio	1,145,765	11.29%	811,739	8.00%
December 31, 2021
CET1 risk-based capital ratio	$846,515	11.34%	$335,801	4.50%
Tier 1 leverage ratio	846,515	8.43%	401,645	4.00%
Tier 1 risk-based capital ratio	846,515	11.34%	447,735	6.00%
Total risk-based capital ratio	887,821	11.90%	596,980	8.00%
FFB
December 31, 2023
CET1 risk-based capital ratio	$1,076,337	11.62%	$416,684	4.50%	$601,877	6.50%
Tier 1 leverage ratio	1,076,337	8.35%	515,753	4.00%	644,691	5.00%
Tier 1 risk-based capital ratio	1,076,337	11.62%	555,579	6.00%	740,772	8.00%
Total risk-based capital ratio	1,111,979	12.01%	740,772	8.00%	925,965	10.00%
December 31, 2022
CET1 risk-based capital ratio	$1,070,648	10.60%	$454,655	4.50%	$656,724	6.50%
Tier 1 leverage ratio	1,070,648	8.59%	498,725	4.00%	623,400	5.00%
Tier 1 risk-based capital ratio	1,070,648	10.60%	606,207	6.00%	808,276	8.00%
Total risk-based capital ratio	1,111,952	11.01%	808,276	8.00%	1,010,345	10.00%
December 31, 2021
CET1 risk-based capital ratio	$854,075	11.49%	$334,608	4.50%	$483,323	6.50%
Tier 1 leverage ratio	854,075	8.53%	400,616	4.00%	500,770	5.00%
Tier 1 risk-based capital ratio	854,075	11.49%	446,144	6.00%	594,859	8.00%
Total risk-based capital ratio	895,381	12.04%	594,859	8.00%	743,574	10.00%

As of each of the dates set forth in the above table, the Company exceeded the minimum required capital ratios applicable to it and FFB’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. The required ratios for capital adequacy set forth in the above table do not include the Capital Rules’ additional capital conservation buffer, though the Company and FFB maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated.

As of December 31, 2023, the amount of capital at FFB in excess of amounts required to be well-capitalized for purposes of the prompt corrective action regulations was $474 million for the CET1 risk-based capital ratio, $432 million for the Tier 1 Leverage Ratio, $336 million for the Tier 1 risk-based capital ratio and $186 million for the Total risk-based capital ratio.

As of December 31, 2023, FFI had $13.5 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

On January 25, 2024, the Board of Directors declared a quarterly cash dividend of $0.01 per common share to be paid on February 15, 2024, to stockholders of record as of the close of business on February 5, 2024.  It is our current intention to continue to pay quarterly dividends. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business——Dividends and Stock Repurchases” in Part I above. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve-month period. During 2023, the Board of Directors declared quarterly cash dividends totaling $0.06 per share.

We had no material commitments for capital expenditures as of December 31, 2023. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations. See Item 1A, “Risk Factors” in Part I above for information regarding the impact that future sales of our common stock may have on the share ownership of our existing stockholders.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, please see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations - Interest Rate Risk Management in Part II above.

Item 8.    Financial Statements and Supplementary Data

FIRST FOUNDATION INC
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of First Foundation Inc.

Opinion on the Financial Statements and Internal Control Over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Foundation Inc. and subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of 2023, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Credit Losses

The Company has a gross loan portfolio of $10.2 billion and related allowance for credit losses (ACL) of $29.2 million as of December 31, 2023. As discussed in Notes 1 & 5 to the Company’s consolidated financial statements, the ACL represents management’s estimate of expected credit losses over the contractual life of the loan portfolio. The ACL is estimated using relevant available information relating to past events, current economic conditions, and reasonable and supportable forecasts, as well as qualitative adjustments applied on a portfolio segment basis. The qualitative adjustments are used to bring the ACL to the level management believes is appropriate based on factors that are otherwise unaccounted for in the quantitative process.

Auditing these complex judgments and assumptions involves especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skill or knowledge needed.

Our considerations and procedures performed to address this critical audit matter included:

●	Obtaining an understanding of the Company’s process for establishing the ACL, including the models selected by management to estimate quantitative components of the ACL and qualitative adjustments made to the ACL. This includes the process utilized by management to challenge the model results and determine the best estimate of the ACL as of the balance sheet date.

●	Evaluating the design and testing the operating effectiveness of controls relating to the development and approval of the ACL methodology, management’s identification and determination of the significant assumptions used in the Probability of Default (PD) and Loss Given Default (LGD) models, controls around the reliability and accuracy of the data used in the models, analysis of the ACL results and management’s review and approval of the ACL.

●	Evaluating the appropriateness of the model methodology used to incorporate a reasonable and supportable forecast period and reversion to historical loss rates by inspecting the model documentation and by comparing it to relevant industry practices.

●	Determining whether the loan portfolio is segmented by similar risk characteristics.

●	Testing the completeness and accuracy of internal loan level data used as the basis for the calculation.

●	Evaluating the reasonableness of forecasted economic scenarios.

●	Evaluating the identification and measurement of the qualitative adjustments, including the basis for concluding an adjustment was warranted and compared the adjustments utilized by management to both internal portfolio metrics and external macroeconomic data to support the adjustments and evaluated the trends in such adjustments. We evaluated information that corroborates or contradicts management’s reasonable and supportable forecast as well as identification and measurement of qualitative factors.

Assessment of Goodwill Impairment

As described in Notes 1 and 8 of the consolidated financial statements, the Company recorded a goodwill impairment charge equal to its entire goodwill balance of $215.3 million during 2023.  The Company tests for goodwill for impairment annually in the fourth quarter, or more frequently if events or circumstances indicate that the carrying value of goodwill may be impaired, by comparing the fair value of the reporting unit with its carrying amount, including goodwill.  During the year, the drastic changes in macroeconomic conditions, market volatility resulting from rising interest rates and the failure of several regional banks resulted in a decrease in the Company’s stock price.  Management determined such decrease was a triggering event requiring an interim quantitative impairment test, resulting in the impairment charge.  The Company’s assessment utilized three valuation methodologies, each receiving equal weighting.

We identified the assessment of goodwill as a critical audit matter due to the high degree of audit effort, including specialized skill and knowledge, and subjective and complex auditor judgment was involved in the assessment.

Our considerations and procedures performed to address this critical audit matter included:

●	Obtaining an understanding of the Company’s process and test the design and operating effectiveness of relevant controls for performing an interim goodwill impairment assessment including management’s considerations of the valuation process, methods and assumptions used in the analysis.

●	Evaluating the future expectations of balance sheet changes and business activities used in the financial forecast assumption.

●	Assessing the methodologies utilized by management, including the evaluation of pricing multiples of comparable market companies by comparing management’s assumptions to information publicly available and evaluating control premiums and discount rates by comparing to publicly available market data with the assistance of our internal valuation specialists.

We have served as the Company’s auditor since 2007 (such date incorporates the acquisition of certain assets of  Vavrinek, Trine, Day & Co., LLP, by Eide Bailly LLP in 2019.)

Laguna Hills, California

February 28, 2024

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2023	2022

ASSETS
Cash and cash equivalents	$1,326,629	$656,494

Securities available-for-sale ("AFS")	711,446	237,597
Securities held-to-maturity ("HTM")	789,578	862,544
Allowance for credit losses - investments	(8,220)	(11,439)
Net securities	1,492,804	1,088,702

Loans held for investment	10,177,802	10,726,193
Allowance for credit losses - loans	(29,205)	(33,731)
Net loans	10,148,597	10,692,462

Accrued interest receivable	54,163	51,359
Investment in FHLB stock	24,613	25,358
Deferred taxes	29,142	24,198
Premises and equipment, net	39,925	36,140
Real estate owned ("REO")	8,381	6,210
Goodwill	—	215,252
Core deposit intangibles	4,948	6,583
Other assets	198,046	211,421
Total Assets	$13,327,248	$13,014,179

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$10,688,932	$10,362,612
Borrowings	1,409,056	1,196,601
Subordinated debt	173,397	173,335
Accounts payable and other liabilities	130,520	147,253
Total Liabilities	12,401,905	11,879,801

Shareholders’ Equity
Common Stock	56	56
Additional paid-in-capital	720,899	719,606
Retained earnings	218,575	426,659
Accumulated other comprehensive loss	(14,187)	(11,943)
Total Shareholders’ Equity	925,343	1,134,378
Total Liabilities and Shareholders’ Equity	$13,327,248	$13,014,179

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,

	2023	2022	2021
Interest income:
Loans	$488,718	$370,078	$224,823
Securities	39,912	26,411	20,435
FHLB Stock, fed funds sold and interest-bearing deposits	45,061	7,389	1,960
Total interest income	573,691	403,878	247,218

Interest expense:
Deposits	310,760	61,845	13,453
Borrowings	53,791	16,951	481
Subordinated debt	6,835	6,392	—
Total interest expense	371,386	85,188	13,934

Net interest income	202,305	318,690	233,284

Provision (reversal) for credit losses	(482)	532	3,866

Net interest income after provision for credit losses	202,787	318,158	229,418

Noninterest income:
Asset management, consulting and other fees	35,272	38,787	36,022
Gain on sale of loans	—	—	21,459
Gain on sale of securities available-for-sale	2,304	—	—
Other income	11,775	9,447	12,972
Total noninterest income	49,351	48,234	70,453

Noninterest expense:
Compensation and benefits	84,297	110,222	87,908
Occupancy and depreciation	36,809	36,236	24,977
Professional services and marketing costs	15,184	13,660	12,224
Customer service costs	76,806	38,178	8,775
Goodwill impairment	215,252	—	—
Other expenses	23,854	18,293	14,202
Total noninterest expense	452,202	216,589	148,086

(Loss) income before income taxes	(200,064)	149,803	151,785
Income tax (benefit) expense	(1,000)	39,291	42,274
Net (loss) income	$(199,064)	$110,512	$109,511

Net (loss) income per share:
Basic	$(3.53)	$1.96	$2.42
Diluted	$(3.53)	$1.96	$2.41
Shares used in computation:
Basic	56,426,093	56,422,450	45,272,183
Diluted	56,426,093	56,490,060	45,459,540

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(199,064)	$110,512	$109,511
Other comprehensive loss:
Unrealized holding losses on securities arising during the period	(5,959)	(18,702)	(16,696)
Credit loss expense	1,402	—	—
Other comprehensive loss before tax	(4,557)	(18,702)	(16,696)
Income tax benefit related to items of other comprehensive loss	21	4,484	4,884
Other comprehensive loss	(4,536)	(14,218)	(11,812)

Add: Reclassification adjustment for gain included in net earnings	2,304	—	—
Income tax expense related to reclassification adjustment	(12)	—	—
Reclassification adjustment for gain included in net earnings, net of tax	2,292	—	—
Other comprehensive loss, net of tax	(2,244)	(14,218)	(11,812)
Total comprehensive (loss) income	$(201,308)	$96,294	$97,699

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
	Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2020	44,667,650	$45	$433,941	$247,638	$14,087	$695,711
Net income	—	—	—	109,511	—	109,511
Other comprehensive loss	—	—	—	—	(11,812)	(11,812)
Stock based compensation	—	—	2,756	—	—	2,756
Cash dividend	—	—	—	(16,173)	—	(16,173)
Issuance of common stock:
Exercise of options	327,000	—	2,748	—	—	2,748
Stock grants – vesting of restricted stock units	126,528	11	—	—	—	11
Stock issued in acquisition	11,352,232		283,011			283,011
Repurchase of shares from restricted shares vesting	(41,340)	—	(1,712)	—	—	(1,712)
Balance: December 31, 2021	56,432,070	$56	$720,744	$340,976	$2,275	$1,064,051

Net income	—	$—	$—	$110,512	$—	$110,512
Other comprehensive loss	—	—	—	—	(14,218)	(14,218)
Stock based compensation	—	—	3,467	—	—	3,467
Cash dividend	—	—	—	(24,830)	—	(24,830)
Issuance of common stock:
Exercise of options	2,000	—	18	—	—	18
Stock grants – vesting of restricted stock units	148,139	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(44,384)	—	(1,142)	—	—	(1,142)
Stock repurchase	(212,583)		(3,481)	—	—	(3,481)
Other	—	—	—	1	—	1
Balance: December 31, 2022	56,325,242	$56	$719,606	$426,659	$(11,943)	$1,134,378

Net loss	—	$—	$—	$(199,064)	$—	$(199,064)
Other comprehensive loss	—	—	—	—	(2,244)	(2,244)
Stock based compensation	—	—	1,674	—	—	1,674
Cash dividend	—	—	—	(9,020)	—	(9,020)
Issuance of common stock:
Exercise of options	19,500	—	158	—	—	158
Stock grants – vesting of restricted stock units	158,478	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(35,597)	—	(538)	—	—	(538)
Other	—	—	(1)	—	—	(1)
Balance: December 31, 2023	56,467,623	$56	$720,899	$218,575	$(14,187)	$925,343

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2023	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(199,064)	$110,512	$109,511
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Goodwill impairment	215,252	—	—
Provision for credit losses - loans	(1,233)	(508)	10,547
Provision for credit losses - securities AFS	752	1,040	3,154
Stock–based compensation expense	1,674	3,467	2,756
Depreciation and amortization	4,426	4,036	3,318
Deferred tax (benefit) expense	(3,612)	487	(1,579)
Amortization of (discount) premium on securities	(6,377)	2,312	1,099
Amortization of core deposit intangible	1,635	1,913	1,579
Amortization of mortgage servicing rights - net	2,138	2,759	1,947
Gain on sale of loans	—	—	(21,459)
Gain on sale of securities available-for-sale	(2,304)	—	—
Amortization of OCI - securities transfer to HTM	980	(377)	—
Valuation allowance on mortgage servicing rights - net	(1,771)	(1,874)	1,899
Decrease (increase) in accrued interest receivable and other assets	11,224	(38,999)	(39,173)
(Decrease) increase in accounts payable and other liabilities	(17,900)	16,286	23,336
Net cash provided by operating activities	5,820	101,054	96,935
Cash Flows from Investing Activities:
Net decrease (increase) in loans	540,971	(3,318,750)	(1,623,291)
Proceeds from sale of loans	—	—	580,417
Purchase of premises and equipment	(8,211)	(4,583)	(3,207)
Disposals of premises and equipment	—	3,388	—
Recovery of allowance for credit losses	2,104	436	999
Purchases of securities AFS	(667,467)	(798)	(454,788)
Purchases of securities HTM	—	(171,852)	—
Proceeds from sale of securities available-for-sale	176,383	—	3,500
Maturities of securities AFS	17,202	27,923	268,146
Maturities of securities HTM	73,152	224,737	—
Cash in from merger	—	—	1,145,340
Net decrease (increase) in FHLB stock	745	(7,109)	3,511
Proceeds from BOLI policy	—	326	—
Net cash provided by (used in) investing activities	134,879	(3,246,282)	(79,373)
Cash Flows from Financing Activities:
Increase in deposits	326,320	1,550,650	727,539
Net increase (decrease) in FHLB & other advances	339,988	1,005,000	(255,000)
Net (decrease) increase in line of credit	(20,000)	1,500	17,085
Net (decrease) increase in subordinated debt	62	147,639	—
Net (decrease) increase in repurchase agreements	(107,534)	5,672	—
Gain on sale leaseback	—	(1,061)	—
Dividends paid	(9,020)	(24,830)	(16,173)
Proceeds from exercise of stock options	158	18	2,759
Repurchase of stock	(538)	(4,623)	(1,722)
Net cash provided by financing activities	529,436	2,679,965	474,488
Increase (decrease) in cash and cash equivalents	670,135	(465,263)	492,050
Cash and cash equivalents at beginning of year	656,494	1,121,757	629,707
Cash and cash equivalents at end of period	$1,326,629	$656,494	$1,121,757
Supplemental disclosures of cash flow information:
Cash paid (refunds received) during the period for:
Income taxes	$(5,484)	$41,014	$39,510
Interest	$329,198	$75,674	$15,272
Noncash transactions:
Transfer of loans to loans held for sale	$—	$—	$592,898
Transfer of loans to loans held for investment	$—	$485,281	$—
Transfer of securities from available-for-sale to held-to-maturity	$—	$916,777	$—
Goodwill acquisition adjustment	$—	$1,623	$—
Right of use lease assets and liabilities recognized	$1,019	$21,649	$—
Transfer of loans to REO	$2,171	$—	$6,210
Charge-offs against allowance for credit losses - loans	$5,249	$720	$1,824
Charge-offs against allowance for credit losses - securities	$3,971	$—	$—
Mortgage servicing rights from loan sales	$—	$—	$2,726
Acquisition:
Assets acquired, net of cash received	$—	$—	$1,489,698
Liabilities assumed	$—	$—	$2,357,600
Cash considerations	$—	$—	$10
Stock consideration	$—	$—	$283,011
Goodwill	$—	$—	$125,128

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2023, 2022, and 2021

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

FFA, established in 1985 and incorporated in the state of California, began operating in 1990 as a fee-based registered investment advisor. FFA provides (i) investment management and financial planning services for high net-worth individuals, retirement plans, charitable institutions and private foundations; (ii) financial, investment and economic advisory and related services to high net-worth individuals and their families, family-owned businesses, and other related organizations; and (iii) support services involving the processing and transmission of financial and economic data for charitable organizations. At the end of 2023, these services were provided to approximately 1,600 clients, primarily located in Southern California, with an aggregate of $5.2 billion of assets under management.

The Bank commenced operations in 2007, is incorporated in the state of California and currently operates in California, Nevada, Florida, Texas, and Hawaii. The Bank offers a wide range of deposit instruments including personal and business checking and savings accounts, interest-bearing negotiable order of withdrawal accounts, money market accounts, and time certificates of deposit (“CD”) accounts. As a lender, the Bank originates, and retains for its portfolio, loans secured by real estate and commercial loans. Approximately 73% of the Bank’s loan portfolio is concentrated in California. The Bank also offers a wide range of specialized services including trust services, on-line banking, remote deposit capture, merchant credit card services, ATM cards, Visa debit cards, business sweep accounts, and through FFIS, insurance brokerage services. The Bank has a state non-member bank charter and is subject to continued examination by the California Department of Financial Protection and Innovation, the Federal Deposit Insurance Corporation (“FDIC”), and the Consumer Financial Protection Bureau (“CFPB”).

At December 31, 2023, the Company employed 567 employees.

Basis of Presentation and Use of Estimates

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
Years Ended December 31, 2023, 2022, and 2021

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

Cash and Cash Equivalents

Cash and cash equivalents include cash, due from banks, certificates of deposits with original maturities of less than ninety days, investment securities with original maturities of less than ninety days, money market mutual funds and federal funds sold. At times, the Company maintains cash at major financial institutions in excess of FDIC insured limits. However, as the Company places these deposits with major well-capitalized financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to be minimal. The Company maintains most of its excess cash at the Federal Reserve Bank, with well-capitalized correspondent banks or with other depository institutions at amounts less than the FDIC insured limits. At December 31, 2023, included in cash and cash equivalents were $1.1 billion in funds held at the Federal Reserve Bank.

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Company was in compliance with its reserve requirements as of December 31, 2023.

Certificates of Deposit

From time to time, the Company may invest funds with other financial institutions through certificates of deposit. Certificates of deposit are included as cash and cash equivalents. Certificates of deposit are carried at cost.

Investment Securities

Investment securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term.  Investments not classified as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value. Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders’ equity. Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

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

Loans Held for Investment

Loans held for investment are reported at the principal amount outstanding, net of cumulative charge-offs, interest applied to principal (for loans accounted for using the cost recovery method), unamortized net deferred loan origination fees and costs and unamortized premiums or discounts on purchased loans. Interest on loans is accrued and recognized as interest income at the contractual rate of interest. When a loan is designated as held for investment, the intent is to hold these loans for the foreseeable future or until maturity or payoff. If subsequent changes occur, the Company may change its intent to hold these loans. Once a determination has been made to sell such loans, they are immediately transferred to loans held for sale and carried at the lower of cost or fair value.

Loans Held for Sale

Loans designated for sale through securitization or in the secondary market are classified as loans held for sale. Loans held for sale are accounted for at the lower of amortized cost or fair value. The fair value of loans held for sale is generally based on observable market prices from other loans in the secondary market that have similar collateral, credit, and interest rate characteristics. If quoted market prices are not readily available, the Company may consider other observable market data such as dealer quotes for similar loans or forward sale commitments. In certain cases, the fair value may be based on a discounted cash flow model. Related gains and losses are recognized in net gain on mortgage loan origination and sale activities.  Loans held for sale balances were zero as of December 31, 2023 and 2022, respectively.

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
Years Ended December 31, 2023, 2022, and 2021

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

The Company considers a loan to be impaired when, based upon current information and events, it believes it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. The Company bases the measurement of loan impairment using either the present value of the expected future cash flows discounted at the loan’s effective interest rate, or the fair value of the loan’s collateral properties. Impairment losses are included in the allowance for credit losses through a charge to provision for credit losses. Adjustments to impairment losses due to changes in the fair value of impaired loans’ collateral properties are included in the provision for credit losses. The Company’s impaired loans include nonaccrual loans (excluding those collectively reviewed for impairment), certain restructured loans and certain performing loans less than ninety days delinquent that the Company believes will likely not be collected in accordance with contractual terms of the loans. Loans, for which the terms have been modified resulting in a concession, and for which the borrower is experiencing financial difficulties, are classified as impaired.

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
Years Ended December 31, 2023, 2022, and 2021

estate loans, are collectively evaluated for impairment, and accordingly, they are not separately identified for impairment disclosures.

Loan modifications are separately identified for impairment and are measured at the present value of estimated future cash flows using the loan’s effective rate at inception. If a loan modification is considered to be a collateral dependent loan, the loan is reported, net, at the fair value of the collateral. For loan modifications that subsequently default, the Company determines the amount of reserve in accordance with the accounting policy for the allowance for credit losses.

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

Portfolio segments identified by the Company include loans secured by residential real estate, including multifamily and single-family properties, loans secured by commercial real estate, loans secured by vacant land and construction loans, commercial and industrial loans and consumer loans. Relevant risk characteristics for these portfolio segments generally include debt service coverage, loan-to-value ratios and financial performance on non-consumer loans and debt-to income, collateral type and loan-to-value ratios for consumer loans.

Allowance for credit losses on investment securities: On January 1, 2020, the Company adopted the amendments within ASU 2016-13, which replaces the legacy US GAAP Other Than Temporary Impairment (“OTTI”) model with a credit loss model. The credit loss model under Accounting Standards Codification (“ASC”) 326-30, applicable to debt securities available-for-sale (“Securities AFS”), requires recognition of credit losses through an allowance account, but retains the concept from the OTTI model that credit losses are recognized once securities become impaired. For Securities AFS, a decline in fair value due to credit loss results in recognition of an allowance for credit losses. Impairment may result from credit deterioration of the issuer or collateral underlying the security. The assessment of determining if a decline in fair value resulted from a credit loss is performed at the individual security level. Among other factors, the Company considers: 1) the extent to which the fair value is less than the amortized cost basis; 2) the financial condition and near term prospects of the issuer, including consideration of relevant financial metrics or ratios of the issuer; 3) any adverse conditions related to an industry or geographic area of an issuer; 4) any changes to the rating of the security by a rating agency; and 5) any past due principal or interest payments from the issuer. If an assessment of the above factors indicates that a credit loss exists, the Company records an allowance for credit losses for the excess of the amortized cost basis over the present value of cash flows expected to be collected, limited to the amount that the security’s fair value is less than its amortized cost basis. Subsequent changes in the allowance for credit losses are recorded as a provision for (or reversal of) credit loss expense. Interest accruals and amortization and accretion of premiums and discounts are suspended when the credit loss is recognized in earnings. Any interest received after the security has been placed on nonaccrual status is recognized on a cash basis. Accrued interest receivable on Securities AFS is excluded from the estimate of expected credit losses.

The provision (reversal) for credit losses on the consolidated statement of operations includes the provision (reversal) for credit losses for loans and securities AFS.  The provision (reversal) for credit losses was ($0.5) million, $0.5 million, and $3.9 million respectively for the years ended December 31, 2023, 2022, and 2021.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

Loan Commitments and Related Financial Instruments

In the ordinary course of business, the Company has entered into off-balance sheet financial instruments consisting of commitments to extend credit, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the financial statements when they are funded or related fees are incurred or received.

Investment in Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (“FHLB”), the Bank is required to purchase FHLB stock in accordance with its advances, securities and deposit agreement. This stock, which is carried at cost, may be redeemed at par value. However, there are substantial restrictions regarding redemption and the Company can only receive a full redemption in connection with the Company surrendering its FHLB membership. At December 31, 2023 and 2022, the Company held $24.6 million and $25.4 million of FHLB stock, respectively. The Company does not believe that this stock is currently impaired and no adjustments to its carrying value have been recorded.

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization, which is charged to expense on a straight-line basis over the estimated useful lives of 3 to 10 years. Premises under leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvements, whichever is shorter. Expenditures for major renewals and betterments of premises and equipment are capitalized and those for maintenance and repairs are charged to expense as incurred.  Depreciable assets sold or retired are removed from the asset and related accumulated depreciation accounts and any gain or loss is reflected in the statement of operations. The Company periodically evaluates the recoverability of long-lived assets, such as premises and equipment, to ensure the carrying value has not been impaired.  A valuation allowance is established for any impaired long-lived assets. The Company did not have impaired long-lived assets as of December 31, 2023 or 2022.

Real Estate Owned

Real estate owned (“REO”) represents the collateral acquired through foreclosure in full or partial satisfaction of the related loan. REO is recorded at the fair value less estimated selling costs at the date of foreclosure. Any write-down at the date of transfer is charged to the allowance for credit losses related to loans. The recognition of gains or losses on sales of REO is dependent upon various factors relating to the nature of the property being sold and the terms of sale. REO values are reviewed on an ongoing basis and any decline in value is recognized as foreclosed asset expense in the current period.  All legal fees and direct costs, including foreclosure and other related costs, are expensed as incurred.

Bank Owned Life Insurance (“BOLI”)

The Bank has bank owned life insurance (“BOLI”) acquired through a prior bank acquisition.  BOLI is recorded at the amount that can be realized under the insurance contract, which is the cash surrender value. Changes in the cash surrender value of BOLI and the death benefits received under these policies are recorded as noninterest income in the consolidated statements of income.  As of December 31, 2023 and 2022, BOLI totaled $48.7 million and $47.4 million, respectively and is classified as a component of other assets in the accompanying consolidated balance sheets.

Mortgage Servicing Rights

When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the statement of operations effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. As of December 31, 2023 and 2022, mortgage servicing rights net of the valuation allowance totaled  $5.5 million and $5.9 million, respectively and is classified as a component of other assets in the accompanying consolidated balance sheets.

Servicing fee income, which is reported on the statement of operations as other income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing rights is netted against loan servicing fee income.

Goodwill

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired. Goodwill is deemed to have an indefinite useful life and as such is not subject to amortization and instead is tested for impairment annually unless a triggering event occurs thereby requiring an updated assessment.  The Company’s regular annual impairment assessment occurs in the fourth quarter.  Impairment exists when the carrying value of the goodwill exceeds its fair value.  An impairment loss would be recognized in an amount equal to that excess as a charge to noninterest expense in the consolidated financial statements.  See Note 8: Goodwill and Core Deposit Intangibles for additional information.

Core Deposit Intangibles

Core deposit intangibles are deemed to have definite useful lives and arise from whole bank acquisitions.  Core deposit intangibles are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years.

Leases

The Company accounts for its leases in accordance with ASC 842- Leases.  Most leases are recognized on the balance sheet by recording a right-of-use asset and lease liability for each lease.  The right-of-use asset represents the right to use the asset under lease for the lease term, and the lease liability represents the contractual obligation to make lease payments.  The right-of-use asset is tested for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable.

As a lessee, the Company enters into operating leases for certain Bank branches.  The right-of-use assets and lease liabilities are initially recognized based on the net present value of the remaining lease payments which include renewal options where the Company is reasonably certain they will be exercised.  The net present value is determined using the incremental collateralized borrowing rate at commencement date.  The right-of-use asset and lease liability is amortized over the individual lease terms.  Right-of-use assets are included in other assets, while right-of-use liabilities are included in accounts payable and other liabilities in the consolidated financial statements.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  For additional information regarding leases, see Note 18: Leases.

Transfers of Financial Assets

Transfers of financial assets are accounted for as sales when control over the assets has been relinquished. Control over transferred assets is deemed to be surrendered when the assets have been isolated from the Company, the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and the Company does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

Revenue Recognition

The Company accounts for certain of its revenue streams deemed to arise from contracts with customers in accordance with ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers.  Revenue streams within the scope of and accounted for under Topic 606 include:  service charges and fees on deposit accounts; fees associated with our wealth management and trust administration services; and fees from other services the Bank provides its customers.  These revenue streams are included in noninterest income in the consolidated statements of income.  Topic 606 requires revenue to be recognized when the Company satisfies related performance obligations by transferring to the customer a good or service.  Revenue is measured as the amount of consideration the Company expects to receive in exchange for the transfer of goods or services to the associated customer.  The Company’s primary sources of revenues are generated from financial instruments, such as loans and investment securities that are not within the scope of Topic 606 and are accounted for under other applicable GAAP.

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

Descriptions of our primary revenue-generating activities that are presented in our statements of operations are as follows:

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
Years Ended December 31, 2023, 2022, and 2021

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

Service charges on deposit accounts

Service charges on deposit accounts represent general service fees for monthly account maintenance and activity or transaction-based fees. Revenue is recognized when our performance obligation is completed which are generally monthly for account maintenance services or when a transaction has been completed. Payment for such performance obligations is generally received at the time the performance obligations are satisfied.

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

Other non-interest income includes revenue related to mortgage servicing activities and gains on sales of loans, and securities which are not subject to the requirements of ASU 2014-09.

Stock-Based Compensation

The Company issues various forms of stock-based compensation awards to officers, directors, and employees of the Company, including stock options and restricted stock units (“RSUs”).  The related compensation costs are based on the grant-date fair value of those awards. This cost is recognized in the statement of operations over the period in which they are expected to vest.  A Black-Scholes model is utilized to estimate the fair value of stock options, while the market price of the Company’s common stock at the date of grant is used for restricted stock units.

Marketing Costs

The Company expenses marketing costs, including advertising, in the period incurred.  Marketing costs in the amount of $1.0 million, $1.1 million, and $0.5 million were expensed during the years ended December 31, 2023, 2022, and 2021, respectively.

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

Comprehensive Income (loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Changes in unrealized gains and losses on available-for-sale securities and the related tax costs or benefits are the only components of other comprehensive income (loss) for the Company. Total comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Comprehensive Income (Loss).

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

Fair Value Measurement

Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note 2: Fair Value.  Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments, and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect these estimates.

New Accounting Pronouncements

On January 1, 2023, the Company adopted ASU 2022-02, “Financial Instruments – Credit Losses (Topic 326), Troubled Debt Restructurings (“TDRs”) and Vintage Disclosures”. ASU 2022-02 eliminates the accounting guidance for TDRs by creditors in Subtopic 310-40, Receivables – Troubled Debt Restructurings by Creditors and provides amendments to ASU 2016-13, “Financial Instruments – Credit Losses on Financial Instruments” by enhancing existing disclosure requirements and introduces new requirements related to certain modifications of receivables made to borrowers experiencing financial difficulty. These disclosures are presented within Note 4: Loans in the accompanying financial statements.  ASU 2022-02 also requires that entities disclose current-period gross write-offs by year of origination for financing receivables within the scope of Subtopic 326-20. This information is presented as part of the disclosure for risk categories of loans based on year of origination within Note 4: Loans in the accompanying financial statements.

In March 2023, FASB issued ASU 2023-02, Investments – Equity Method and Joint Ventures (Topic 323), Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method (a consensus of the Emerging Issues Task Force) which permits reporting entities to elect to account for their tax equity investments, regardless of the tax credit program from which the income tax credits are received, using the proportional amortization method, which was previously allowed only for low-income housing tax credit (“LIHTC”) investments, if certain conditions are met.  The proportional amortization method recognizes the amortization of the cost of the investment as a component of income tax expense.  The provisions of this update are effective for interim and annual periods beginning after December 15, 2023.  Early adoption is permitted.  Currently, the Company’s holdings of tax credit program investments are limited to LIHTC investments, for which it already uses the proportional amortization method.  Therefore, ASU 2023-02 is not expected to have a material impact on the Company’s consolidated financial statements.

In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures”.  ASU 2023-07 requires public entities to disclose “significant segment expenses” by reportable segment if they are regularly provided to the Chief Operating Decision Maker (“CODM”) for review of profit and loss by segment and as a tool in resource-allocation decisions.  A significant segment expense category may be reported for one reportable segment but not for others.  Similarly, reportable segments may have different significant segment expense

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

categories due to the nature of their operations.  The ASU also requires public entities to disclose the title and position of the individual or the name of the group identified as the CODM and how the CODM uses each reportable measure of segment profit or loss to assess performance and allocate resources to the segment.  ASU 2023-07 is effective for fiscal years beginning after December 15, 2023.  For financial reporting purposes, the Company has two segments:  Banking and Wealth Management.  ASU 2023-07 is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2022, FASB issued ASU 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”.  ASU  2022-03 clarifies how the fair value of equity securities subject to contractual sale restrictions is determined.  Prior to its issuance, there was diversity in practice as to whether the effects of a contractual restriction that prohibits the sale of an equity security should be considered in measuring the security's fair value.  ASU 2022-03 clarifies that a contractual sale restriction should not be considered in measuring fair value.  It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities.  ASU 2022-03 is effective for fiscal years beginning after December 15, 2023.  ASU 2022-03 is not expected to have a material impact on the Company’s consolidated financial statements.

In March 2020, FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting”. ASU 2020-04 provides optional guidance for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022.  The use of LIBOR was discontinued after June 30, 2023. In anticipation of this, the Company prepared for its transition away from LIBOR by transitioning financial instruments that referenced LIBOR to alternative indices.  For all new variable-rate loans and transactions, the Company primarily offers Prime and SOFR as the variable-rate index.  For all LIBOR-based loans and transactions that matured after December 31, 2022, the Company implemented procedures to identify and amend such loans and transactions to convert the base rate of the contract to a Prime or SOFR-based rate.

NOTE 2: FAIR VALUE

Assets Measured at Fair Value on a Recurring Basis

Fair value is the exchange price that would be received for an asset or paid to transfer a liability (exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Current accounting guidance establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s estimates for market assumptions.  These two types of inputs create the following fair value hierarchy:

Level 1: Quoted prices (unadjusted) for identical assets or liabilities in active markets that the entity has the ability to access as of the measurement date.  An active market is a market in which transactions occur with sufficient frequency and volume to provide pricing information on an ongoing basis.  A quoted price in an active market provides the most reliable evidence of fair value and shall be used to measure fair value whenever possible.

Level 2: Significant other observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. Valuations may be determined using pricing models, discounted cash flow methodologies, or similar techniques.

Securities available-for-sale and investments in equity securities are measured at fair value on a recurring basis depending upon whether the inputs are Level 1, 2 or 3 as described above.

The following tables show the recorded amounts of assets measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2023:
Investment securities available-for-sale:
Collateralized mortgage obligations	$7,605	$—	$7,605	$—
Agency mortgage-backed securities	107,347	—	107,347	—
Municipal bonds	46,436	—	46,436	—
SBA securities	13,527	—	13,527	—
Beneficial interests in FHLMC securitization	7,242	—	—	7,242
Corporate bonds	122,279	—	122,279	—
U.S. Treasury	398,790	398,790	—	—
Investment in equity securities	11,768	—	—	11,768
Total assets at fair value on a recurring basis	$714,994	$398,790	$297,194	$19,010

December 31, 2022:
Investment securities available-for-sale:
Collateralized mortgage obligations	$8,615	$—	$8,615	$—
Agency mortgage-backed securities	7,576	—	7,576	—
Municipal bonds	46,790	—	46,790	—
SBA securities	18,955	—	18,955	—
Beneficial interests in FHLMC securitization	7,981	—	—	7,981
Corporate bonds	135,013	—	135,013	—
U.S. Treasury	1,228	1,228	—	—
Investment in equity securities	9,767	—	—	9,767
Total assets at fair value on a recurring basis	$235,925	$1,228	$216,949	$17,748

The increase in Level 3 assets from December 31, 2022 was primarily due to the purchase of an additional $2.0 million equity security, offset by securitization paydowns and the write-off of several interest-only strip securities during the year ended December 31, 2023.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment and PCD loans . The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3.  The total collateral dependent and PCD impaired Level 3 loans were $18.7 million and $47.2 million at December 31, 2023 and December 31, 2022, respectively.  Allowance for credit losses specifically related to these loans totaled $1.9 million and $5.0 million at December 31, 2023 and December 31, 2022, respectively.

Real Estate Owned. The fair value of real estate owned is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.  Real estate owned classified as Level 3 totaled $8.4 million and $6.2 million at December 31, 2023 and 2022, respectively.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the statement of operations effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of December 31, 2023 included prepayment rates ranging from 15% to 30% and a discount rate of 10%.

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
Years Ended December 31, 2023, 2022, and 2021

Interest-Bearing Deposits with Financial Institutions. The fair values of interest-bearing deposits maturing within ninety days approximate their carrying values.  These financial instruments are classified as a component of cash and cash equivalents in the accompanying consolidated balance sheets.

Investment Securities Available-for-Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the investment security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the investment securities are classified as Level 3 and reliance is placed upon external third-party models, and management judgment and evaluation for valuation. Level 1 investment securities include those traded on an active exchange, such as the NYSE, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 investment securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Investment securities classified as level 3 include beneficial interests in FHLMC securitizations. Significant assumptions in the valuation of these Level 3 investment securities as of December 31, 2023 included prepayment rates of 25% and discount rates ranging from 8.35% to 10.0%.

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

Loans Held for Investment. The fair value for loans with variable interest rates is the carrying amount. The fair value of fixed-rate loans is derived by calculating the discounted value of future cash flows expected to be received by the various homogeneous categories of loans or by reference to secondary market pricing. All loans have been adjusted to reflect changes in credit risk.

Accrued Interest Receivable.  The fair value of accrued interest receivable on loans and investment securities approximates the carrying value.

Deposits. The fair value of demand deposits, savings deposits, and money market deposits is defined as the amounts payable on demand. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits.

Borrowings. The fair value of borrowings in the form of FHLB and Federal Reserve advances, federal funds purchased, holding company line of credit advances, and repurchase agreements approximate fair value because of their short-term or fixed-term maturities and are classified as Level 1 instruments.  The fair value of borrowings in the form of FHLB putable advances also approximates fair value and are classified as Level 2 instruments.

Subordinated Debt.  The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company resulting in a Level 3 classification.

Accrued Interest Payable.  The fair value of accrued interest payable on deposits, borrowings, and subordinated debt approximates its carrying value.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
December 31, 2023:
Assets:
Cash and cash equivalents	$1,326,629	$1,326,629	$—	$—	$1,326,629
Securities AFS, net	703,226	398,790	297,194	7,242	703,226
Securities HTM	789,578	—	710,021	—	710,021
Loans, net	10,148,597	—	—	9,827,508	9,827,508
Investment in FHLB stock	24,613	—	24,613	—	24,613
Investment in equity securities	11,768	—	—	11,768	11,768
Accrued interest receivable	54,163	54,163	—	—	54,163
Liabilities:
Deposits	$10,688,932	$7,545,262	$3,145,870	$—	$10,691,132
Borrowings	1,409,056	609,056	800,000	—	1,409,056
Subordinated debt	173,397	—	—	136,002	136,002
Accrued interest payable	42,177	42,177	—	—	42,177

December 31, 2022:
Assets:
Cash and cash equivalents	$656,494	$656,494	$—	$—	$656,494
Securities AFS, net	226,158	1,228	216,949	7,981	226,158
Securities HTM	862,544	—	773,061	—	773,061
Loans, net	10,692,462	—	—	10,354,052	10,354,052
Investment in FHLB stock	25,358	—	25,358	—	25,358
Investment in equity securities	9,767	—	—	9,767	9,767
Accrued interest receivable	51,359	51,359	—	—	51,359
Liabilities:
Deposits	$10,362,612	$8,483,770	$1,865,502	$—	$10,349,272
Borrowings	1,196,601	1,176,601	—	—	1,176,601
Subordinated debt	173,335	—	—	153,121	153,121
Accrued interest payable	9,997	9,997	—	—	9,997

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
December 31, 2023:
Collateralized mortgage obligations	$8,946	$—	$(1,341)	$—	$7,605
Agency mortgage-backed securities	106,733	1,028	(414)	—	107,347
Municipal bonds	49,473	—	(3,037)	—	46,436
SBA securities	13,631	2	(106)	—	13,527
Beneficial interests in FHLMC securitization	14,473	4	(418)	(6,818)	7,241
Corporate bonds	138,858	—	(15,176)	(1,402)	122,280
U.S. Treasury	399,375	—	(585)	—	398,790
Total	$731,489	$1,034	$(21,077)	$(8,220)	$703,226

December 31, 2022:
Collateralized mortgage obligations	$9,865	$—	$(1,250)	$—	$8,615
Agency mortgage-backed securities	8,161	—	(585)	—	7,576
Municipal bonds	50,232	—	(3,442)	—	46,790
SBA securities	19,090	3	(138)	—	18,955
Beneficial interests in FHLMC securitization	19,415	108	(103)	(11,439)	7,981
Corporate bonds	145,024	—	(10,011)	—	135,013
U.S. Treasury	1,298	1	(71)	—	1,228
Total	$253,085	$112	$(15,600)	$(11,439)	$226,158

The following table provides a summary of the Company’s securities HTM portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
December 31, 2023:
Agency mortgage-backed securities	$789,578	$1	$(79,558)	$—	$710,021
Total	$789,578	$1	$(79,558)	$—	$710,021

December 31, 2022:
Agency mortgage-backed securities	$862,544	$—	$(89,483)	$—	$773,061
Total	$862,544	$—	$(89,483)	$—	$773,061

As of December 31, 2023, the tables above include $398.8 million of U.S. Treasury securities pledged as collateral to the state of Florida to meet regulatory requirements; $262.1 million of agency mortgage-backed securities pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into from 2018 and 2021; and $76.3 million in  securities consisting of SBA securities, collateralized mortgage obligations, and agency mortgage-backed securities pledged as collateral for repurchase agreements obtained from a prior bank acquisition.  A total of $542.3 million in SBA and agency mortgage-backed securities, collateralized mortgage obligations, corporate and municipal bonds are pledged as collateral to the Federal Reserve Bank’s discount window and bank term funding program from which the Bank may borrow.

In 2022, the Company transferred $917 million in securities AFS to securities HTM.  The securities were transferred at their amortized cost basis, net of any remaining unrealized gain or loss reported in accumulated other comprehensive income (loss).  The related unrealized loss of $0.6 million included in other comprehensive income (loss)

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

remained in other comprehensive income (loss) to be amortized, with an offsetting entry to interest income as a yield adjustment through earnings over the remaining term of the securities.  Subsequent to transfer, the allowance for credit losses (“ACL”) on these securities was evaluated under the under the accounting policy for securities HTM.  The securities consist solely of agency-backed MBS securities in which the Company has reason to believe the credit loss exposure is remote as these securities are guaranteed by a U.S. government sponsored enterprise (“GSE”).  As such, the ACL related to the securities HTM portfolio was zero at December 31, 2023 and 2022, respectively.

We monitor the credit quality of these securities by evaluating various quantitative attributes.  The credit quality indicators the Company monitors include, but are not limited to, credit ratings of individual securities and the credit rating of United States government-sponsored enterprises that guarantee the securities.  Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk.  As of December 31, 2023, all of the Company’s securities were either investment grade or were issued by a U.S. government agency or a GSE with an investment grade rating.

The tables below indicate the gross unrealized losses and fair values of our securities AFS portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$—	$—	$7,606	$(1,341)	$7,606	$(1,341)
Agency mortgage-backed securities	—	—	5,710	(414)	5,710	(414)
Municipal bonds	1,779	(26)	42,847	(3,011)	44,626	(3,037)
SBA securities	353	—	12,025	(106)	12,378	(106)
Beneficial interests in FHLMC securitization	—	—	4,041	(418)	4,041	(418)
Corporate bonds	14,847	(153)	108,832	(15,023)	123,679	(15,176)
U.S. Treasury	397,942	(534)	848	(51)	398,790	(585)
Total temporarily impaired securities	$414,921	$(713)	$181,909	$(20,364)	$596,830	$(21,077)

	Securities with Unrealized Loss at December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$2	$—	$8,613	$(1,250)	$8,615	$(1,250)
Agency mortgage-backed securities	6,882	(525)	696	(60)	7,578	(585)
Municipal bonds	44,971	(3,244)	1,819	(198)	46,790	(3,442)
SBA securities	17,237	(137)	121	(1)	17,358	(138)
Beneficial interests in FHLMC securitization	4,217	(103)	—	—	4,217	(103)
Corporate bonds	108,056	(6,476)	26,957	(3,535)	135,013	(10,011)
U.S. Treasury	376	(23)	451	(48)	827	(71)
Total temporarily impaired securities	$181,741	$(10,508)	$38,657	$(5,092)	$220,398	$(15,600)

Unrealized losses in the securities AFS portfolio have not been recognized into income because the securities are either of high credit quality, management does not intend to sell, it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, or the decline in fair value is largely due to changes in discount rates and assumptions regarding future interest rates. The fair value is expected to recover as the bonds approach maturity.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

The tables below indicate the gross unrecognized losses and fair value of our securities HTM portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrecognized loss position.

	Securities with Unrecognized Loss at December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$—	$—	$689,454	$(79,558)	$689,454	$(79,558)
Total temporarily impaired securities	$—	$—	$689,454	$(79,558)	$689,454	$(79,558)

	Securities with Unrecognized Loss at December 31, 2022
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$394,620	$(37,418)	$378,441	$(52,065)	$773,061	$(89,483)
Total temporarily impaired securities	$394,620	$(37,418)	$378,441	$(52,065)	$773,061	$(89,483)

The following is a rollforward of the Company’s allowance for credit losses related to investments for the year ended December 31:

	Beginning	Provision (Reversal)			Ending
(dollars in thousands)	Balance	for Credit Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2023:
Municipal bonds	$—	$—	$—	$—	$—
Beneficial interests in FHLMC securitization	11,439	(650)	(3,971)	—	6,818
Corporate bonds	—	1,402	—	—	1,402
Total	$11,439	$752	$(3,971)	$—	$8,220

Year Ended December 31, 2022:
Municipal bonds	$—	$—	$—	$—	$—
Beneficial interests in FHLMC securitization	10,399	1,040	—	—	11,439
Corporate bonds	—	—	—	—	—
Total	$10,399	$1,040	$—	$—	$11,439

Year Ended December 31, 2021:
Municipal bonds	$—	$—	$—	$—	$—
Beneficial interests in FHLMC securitization	7,245	3,154	—	—	10,399
Corporate bonds	—	—	—	—	—
Total	$7,245	$3,154	$—	$—	$10,399

Provision for credit losses of $752 thousand, $1.0 million, and $3.2 million were recorded on the consolidated statements of operations for the years ended December 31, 2023, 2022, and 2021, respectively.

The ACL on investment securities is determined for both held-to-maturity and available-for-sale classifications of the investment portfolio in accordance with ASC 326 and is evaluated on a quarterly basis. The ACL for held-to-

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

maturity investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. Under ASC 326-20, for investment securities where the Company has reason to believe the credit loss exposure is remote, such as those guaranteed by the U.S. government or government sponsored enterprises, a zero-loss expectation is applied and a company is not required to estimate and recognize an ACL.  The ACL related to held-to-maturity investment securities was zero at December 31, 2023.

For securities AFS in an unrealized loss position, the Company first evaluates whether it intends to sell, or whether it is more likely than not that it will be required to sell the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the security’s amortized cost basis is written down to fair value through income. If neither criterion is met, the Company is required to assess whether the decline in fair value has resulted from credit losses or noncredit-related factors. In determining whether a security’s decline in fair value is credit related, the Company considers a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security, and (v) the ability of the issuer of the security to make scheduled principal and interest payments. If, after considering these factors, the present value of expected cash flows to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist, the Company records the decline in fair value through other comprehensive income (loss), net of related income tax effects. The Company has elected to exclude accrued interest receivable on securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of a security is confirmed or when either of the criteria regarding intent or requirement to sell is met.

On a quarterly basis, the Company engages with an independent third party to perform an analysis of expected credit losses for its municipal and corporate bond securities in order to supplement our own internal review.  As of December 31, 2023, the analysis concluded and the Company concurred that seventeen corporate bonds were impacted by credit loss, for which $1.4 million was recorded as provision to the ACL related to available-for-sale securities.  For the year ended December 31, 2023, the Company recorded charge-offs of $4.0 million related to several interest-only strip securities.  The ACL related to available-for-sale securities totaled $8.2 million at December 31, 2023.

 The amortized cost and fair value of investment securities AFS by contractual maturity were as follows for the periods indicated:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2023
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$513	$8,433	$8,946
Agency mortgage-backed securities	141	4,364	—	102,228	106,733
Municipal bonds	—	9,672	36,103	3,698	49,473
SBA securities	—	944	623	12,064	13,631
Beneficial interests in FHLMC securitization	3,315	5,380	—	5,778	14,473
Corporate bonds	5,012	60,444	67,872	5,530	138,858
U.S. Treasury	398,676	699	—	—	399,375
Total	$407,144	$81,503	$105,111	$137,731	$731,489
Weighted average yield	5.47%	6.46%	2.90%	5.94%	5.30%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$466	$7,139	$7,605
Agency mortgage-backed securities	137	4,134	—	103,076	107,347
Municipal bonds	—	9,231	34,142	3,063	46,436

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

SBA securities	—	936	622	11,969	13,527
Beneficial interests in FHLMC securitization	3,315	5,380	—	5,364	14,059
Corporate bonds	4,973	58,337	56,395	3,977	123,682
U.S. Treasury	398,135	655	—	—	398,790
Total	$406,560	$78,673	$91,625	$134,588	$711,446

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2022
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$686	$9,179	$9,865
Agency mortgage-backed securities	—	4,384	2,107	1,670	8,161
Municipal bonds	301	8,002	34,501	7,428	50,232
SBA securities	14	1,402	1,278	16,396	19,090
Beneficial interests in FHLMC securitization	—	9,860	—	9,555	19,415
Corporate bonds	6,006	28,993	104,494	5,531	145,024
U.S. Treasury	—	1,298	—	—	1,298
Total	$6,321	$53,939	$143,066	$49,759	$253,085
Weighted average yield	4.36%	3.96%	3.38%	1.91%	3.24%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$623	$7,992	$8,615
Agency mortgage-backed securities	—	4,133	1,960	1,483	7,576
Municipal bonds	299	7,565	32,690	6,236	46,790
SBA securities	14	1,395	1,272	16,274	18,955
Beneficial interests in FHLMC securitization	—	9,860	—	9,560	19,420
Corporate bonds	6,001	28,022	96,734	4,256	135,013
U.S. Treasury	—	1,228	—	—	1,228
Total	$6,314	$52,203	$133,279	$45,801	$237,597

The amortized cost and fair value of investment securities HTM by contractual maturity were as follows for the periods indicated:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2023
Amortized Cost:
Agency mortgage-backed securities	$—	$4,259	$12,537	$772,782	$789,578
Total	$—	$4,259	$12,537	$772,782	$789,578
Weighted average yield	—%	0.86%	1.44%	2.26%	2.24%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$3,972	$11,457	$694,592	$710,021
Total	$—	$3,972	$11,457	$694,592	$710,021

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2022
Amortized Cost:
Agency mortgage-backed securities	$—	$208	$17,689	$844,647	$862,544
Total	$—	$208	$17,689	$844,647	$862,544
Weighted average yield	—%	0.36%	1.12%	2.31%	2.28%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$192	$16,148	$756,721	$773,061
Total	$—	$192	$16,148	$756,721	$773,061

NOTE 4: LOANS

The following is a summary of our loans held for investment as of:

	December 31,	December 31,
(dollars in thousands)	2023	2022
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$5,227,885	$5,341,596
Single family	950,712	1,016,498
Total real estate loans secured by residential properties	6,178,597	6,358,094
Commercial properties	987,596	1,203,292
Land and construction	137,298	158,565
Total real estate loans	7,303,491	7,719,951
Commercial and industrial loans	2,856,228	2,984,748
Consumer loans	1,328	4,481
Total loans	10,161,047	10,709,180
Premiums, discounts and deferred fees and expenses	16,755	17,013
Total	$10,177,802	$10,726,193

The Company’s loans held for investment portfolio is segmented according to loans that share similar attributes and risk characteristics.

Loans secured by real estate include those secured by either residential or commercial real estate properties, such as multifamily and single-family residential loans; owner occupied and non-owner occupied commercial real estate loans; and land and construction loans.

Commercial and industrial loans are loans to businesses where the operating cash flow of the business is the primary source of payment.  This segment includes commercial revolving lines of credit and term loans, municipal finance loans, equipment finance loans and SBA loans.

Consumer loans include personal installment loans and line of credit, and home equity lines of credit.  These loan products are offered as an accommodation to clients of our primary business lines.

At December 31, 2023, loans with a collateral value totaling $283.7 million were pledged as collateral to secure borrowings with the Federal Reserve Bank. At December 31, 2023, loans with a market value of $4.2 billion were pledged as collateral to secure borrowings with the FHLB.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

There were no outstanding loans held-for-sale as of December 31, 2023 and 2022.

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
December 31, 2023:
Real estate loans:
Residential properties	$93	$416	$—	$112	$621	$6,196,923	$6,197,544
Commercial properties	27,403	403	1,730	2,915	32,451	954,321	986,772
Land and construction	—	—	—	—	—	136,827	136,827
Commercial and industrial loans	525	88	—	8,804	9,417	2,845,845	2,855,262
Consumer loans	—	—	—	—	—	1,397	1,397
Total	$28,021	$907	$1,730	$11,831	$42,489	$10,135,313	$10,177,802

Percentage of total loans	0.28%	0.01%	0.02%	0.12%	0.42%

December 31, 2022:
Real estate loans:
Residential properties	$511	$57	$—	$2,556	$3,124	$6,374,100	$6,377,224
Commercial properties	15,000	946	1,213	4,547	21,706	1,180,357	1,202,063
Land and construction	—	—	—	—	—	157,630	157,630
Commercial and industrial loans	385	1,495	982	3,228	6,090	2,978,668	2,984,758
Consumer loans	—	167	—	—	167	4,351	4,518
Total	$15,896	$2,665	$2,195	$10,331	$31,087	$10,695,106	$10,726,193

Percentage of total loans	0.15%	0.02%	0.02%	0.10%	0.29%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
December 31, 2023:
Real estate loans:
Residential properties	$—	$112
Commercial properties	—	2,915
Commercial and industrial loans	7,406	1,398
Consumer loans	—	—
Total	$7,406	$4,425

December 31, 2022:
Real estate loans:
Residential properties	$—	$2,556
Commercial properties	—	4,547
Commercial and industrial loans	2,016	1,212
Total	$2,016	$8,315

The Company adopted ASU 2022-02, Financial Instruments-Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures on January 1, 2023.  The amendments in this ASU eliminate the accounting

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

guidance for TDRs by creditors in Subtopic 310-40, Receivables-Troubled Debt Restructurings by Creditors, while enhancing disclosure requirements for certain loan refinancings and restructurings by creditors when a borrower is experiencing financial difficulty. The amendments in this ASU were applied prospectively, and therefore, loan modification and charge-off information is provided for only those items occurring after the January 1, 2023 adoption date.

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

The following table presents our loan modifications made to borrowers experiencing financial difficulty by type of modification for the twelve months ended December 30, 2023, with related amortized cost balances, respective percentage share of the total class of loans, and the related financial effect:

	December 31, 2023:
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	$12,673	0.40%	8 loans with term extensions ranging from 3 to 15 months.
Total	$12,673

	Payment Deferrals
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Residential loans	$247	—%	1 loan with 6- month interest deferral
Total	$247

	Combination
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial real estate loans	$645	0.10%	1 loan with term extension and interest reduction
Commercial and industrial loans	2,292	0.10%	2 loans with 20-month term extensions and interest deferrals; 1 loan with interest rate reduction and immaterial principal forgiveness.
Total	$2,937

	Total
	Amortized Cost Basis	% of Total Class of Loans
Residential loans	$247	—%
Commercial real estate loans	645	0.10%
Commercial and industrial loans	14,965	0.50%
Total	$15,857

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

The following table presents the payment status of our loan modifications made during the twelve months ended December 31, 2023:

		30-89 Days	90+ Days
(dollars in thousands)	Current	Past Due	Past Due	Total
December 31, 2023:
Residential loans	247	$—	$—	247
Commercial real estate loans	$645	$—	$—	$645
Commercial and industrial loans	14,965	—	—	14,965
Total	$15,857	$—	$—	$15,857

All loans modified during the twelve-month period ended December 31, 2023 are current with respect to payments and are not in default.

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

NOTE 5: ALLOWANCE FOR CREDIT LOSSES

The following is a rollforward of the allowance for credit losses related to loans for the years ended December 31:

		Provision	Initial Allowance
	Beginning	(Reversal) for	on Acquired			Ending
(dollars in thousands)	Balance	Credit Losses	PCD Loans	Charge-offs	Recoveries	Balance
2023:
Real estate loans:
Residential properties	$8,306	$1,615	$—	$—	$—	$9,921
Commercial properties	8,714	(4,317)	—	(249)	—	4,148
Land and construction	164	168	—	—	—	332
Commercial and industrial loans	16,521	1,171	—	(4,998)	2,102	14,796
Consumer loans	26	(18)	—	(2)	2	8
Total	$33,731	$(1,381)	$—	$(5,249)	$2,104	$29,205
2022:
Real estate loans:
Residential properties	$2,637	$5,674	$—	$(5)	$—	$8,306
Commercial properties	17,049	(8,335)	—	—	—	8,714
Land and construction	1,995	(1,831)	—	—	—	164
Commercial and industrial loans	11,992	4,804	—	(711)	436	16,521
Consumer loans	103	(73)	—	(4)	—	26
Total	$33,776	$239	$—	$(720)	$436	$33,731
2021:
Real estate loans:
Residential properties	$5,115	$(1,453)	$93	$(1,118)	$—	$2,637
Commercial properties	8,711	774	7,564	—	—	17,049
Land and construction	892	1,051	52	—	—	1,995
Commercial and industrial loans	9,249	614	1,836	(706)	999	11,992
Consumer loans	233	(130)	—	—	—	103
Total	$24,200	$856	$9,545	$(1,824)	$999	$33,776

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

The following table presents the balance in the allowance for credit losses and the recorded investment in loans by impairment method as of:

	Allowance for Credit Losses
	Loans Evaluated
(dollars in thousands)	Individually	Collectively	Total
December 31, 2023:
Allowance for credit losses:
Real estate loans:
Residential properties	$56	$9,865	$9,921
Commercial properties	245	3,903	4,148
Land and construction	—	332	332
Commercial and industrial loans	1,639	13,157	14,796
Consumer loans	—	8	8
Total	$1,940	$27,265	$29,205
Loans:
Real estate loans:
Residential properties	$986	$6,196,558	$6,197,544
Commercial properties	8,414	978,358	986,772
Land and construction	—	136,827	136,827
Commercial and industrial loans	9,287	2,845,975	2,855,262
Consumer loans	—	1,397	1,397
Total	$18,687	$10,159,115	$10,177,802

December 31, 2022:
Allowance for credit losses:
Real estate loans:
Residential properties	$87	$8,219	$8,306
Commercial properties	1,834	6,880	8,714
Land and construction	—	164	164
Commercial and industrial loans	3,122	13,399	16,521
Consumer loans	—	26	26
Total	$5,043	$28,688	$33,731
Loans:
Real estate loans:
Residential properties	$3,479	$6,373,745	$6,377,224
Commercial properties	34,278	1,167,785	1,202,063
Land and construction	—	157,630	157,630
Commercial and industrial loans	9,397	2,975,361	2,984,758
Consumer loans	—	4,518	4,518
Total	$47,154	$10,679,039	$10,726,193

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

Credit Quality Indicators

The Company monitors credit quality by evaluating various risk attributes and utilizing such information in our evaluation of the appropriateness of the allowance for credit losses.  Internal credit risk ratings, within our loan risk rating system, are one of the credit quality indicators that we closely monitor.

As part of this system, loans are categorized into risk categories based on relevant information about the ability of borrowers to service their debt such as current financial information, historical payment experience, collateral adequacy, credit documentation, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis typically includes larger, non-homogeneous loans such as loans secured by multifamily or commercial real estate and commercial and industrial loans. This analysis is performed on an ongoing basis as new information is obtained. The Company uses the following definitions for risk ratings:

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

The following tables present risk categories of loans based on year of origination, as of:

							Revolving
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
December 31, 2023:
Loans secured by real estate:
Residential
Multifamily
Pass	$37,343	$2,355,381	$1,537,636	$763,736	$289,675	$243,146	$—	$5,226,917
Special mention	—	—	1,248	—	5,577	9,426	—	16,251
Substandard	—	—	—	—	—	—	—	—
Total	$37,343	$2,355,381	$1,538,884	$763,736	$295,252	$252,572	$—	$5,243,168
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Single family
Pass	$13,631	$259,043	$267,373	$92,567	$38,132	$208,035	$54,444	$933,225
Special mention	—	—	—	—	—	20,166	—	20,166
Substandard	—	—	—	—	—	846	139	985
Total	$13,631	$259,043	$267,373	$92,567	$38,132	$229,047	$54,583	$954,376
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$2,469	$221,525	$130,579	$119,684	$81,243	$383,729	$—	$939,229
Special mention	—	—	1,223	2,275	—	10,747	—	14,245
Substandard	12,900	—	116	1,445	11,424	7,413	—	33,298
Total	$15,369	$221,525	$131,918	$123,404	$92,667	$401,889	$—	$986,772
Gross charge-offs	$—	$—	$—	$—	$—	$249	$—	$249

Land and construction
Pass	$19,151	$43,923	$29,445	$36,498	$807	$7,003	$—	$136,827
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$19,151	$43,923	$29,445	$36,498	$807	$7,003	$—	$136,827
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$182,391	$1,082,510	$291,663	$119,035	$21,314	$25,030	$1,087,075	$2,809,018
Special mention	—	1,360	24,653	703	56	656	735	28,163
Substandard	55	12	842	3,881	1,325	458	11,508	18,081
Total	$182,446	$1,083,882	$317,158	$123,619	$22,695	$26,144	$1,099,318	$2,855,262
Gross charge-offs	$257	$1,420	$1,205	$587	$117	$48	$1,364	$4,998

Consumer
Pass	$47	$—	$577	$—	$299	$59	$415	$1,397
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$47	$—	$577	$—	$299	$59	$415	$1,397
Gross charge-offs	$—	$—	$—	$—	$—	$—	$2	$2

Total loans
Pass	$255,032	$3,962,382	$2,257,273	$1,131,520	$431,470	$867,002	$1,141,934	$10,046,613
Special mention	—	1,360	27,124	2,978	5,633	40,995	735	78,825
Substandard	12,955	12	958	5,326	12,749	8,717	11,647	52,364
Total	$267,987	$3,963,754	$2,285,355	$1,139,824	$449,852	$916,714	$1,154,316	$10,177,802
Gross charge-offs	$257	$1,420	$1,205	$587	$117	$297	$1,366	$5,249

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

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

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral.  Collateral dependent loans are evaluated individually to determine expected credit losses and any ACL allocation is determined based upon the amount by which amortized costs exceed the estimated fair value of the collateral, adjusted for estimated selling costs (if

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

applicable).  The following table presents the amortized cost basis of collateral dependent loans, and the related ACL allocated to these loans as of the dates indicated:

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
December 31, 2023:
Loans secured by real estate:
Residential properties
Commercial real estate loans	$2,523	$—	$—	$2,523	$—
Commercial loans	—	250	978	1,228	—
Total	$2,523	$250	$978	$3,751	$—

December 31, 2022:
Loans secured by real estate:
Residential properties
Single family	$2,435	$—	$—	$2,435	$—
Commercial real estate loans	3,171	—	—	3,171	—
Commercial loans	—	250	638	888	630
Total	$5,606	$250	$638	$6,494	$630

NOTE 6: PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows at December 31:

(dollars in thousands)	2023	2022
Leasehold improvements and artwork	$26,842	$22,210
Information technology equipment	12,991	12,841
Furniture and fixtures	3,297	3,978
Land and auto	16,152	16,152
Total	59,282	55,181
Accumulated depreciation and amortization	(19,357)	(19,041)
Net	$39,925	$36,140

Depreciation expense for premises and equipment was $4.4 million, $4.0 million, and $3.3 million as of December 31, 2023, 2022 and 2021, respectively.

NOTE 7: REAL ESTATE OWNED

The activity in our portfolio of REO is as follows during the periods ending December 31:

(dollars in thousands)	2023	2022
Beginning balance	$6,210	$6,210
Loans transferred to REO	2,171	—
Ending balance	$8,381	$6,210

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

NOTE 8: GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired.  Goodwill is deemed to have an indefinite useful life and as such is not subject to amortization and instead is tested for impairment annually unless a triggering event occurs thereby requiring an updated assessment.  Our regular annual impairment assessment occurs in the fourth quarter.  Impairment exists when the carrying value of the goodwill exceeds its fair value.  An impairment loss would be recognized in an amount equal to that excess as a charge to noninterest expense in the consolidated statement of operations.

The closure of three large regional banks during the year ended December 31, 2023, coupled with the drastic change in macroeconomic conditions and persistent rate increases by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) caused a significant decline in bank stock prices including our own.  These triggering events required an updated assessment of our goodwill as of June 30, 2023, which concluded that our goodwill was impaired.  As a result, we recorded a goodwill impairment charge equal to our entire goodwill balance of $215.3 million in the second quarter of 2023 as the estimated fair value of equity was less than book value.  The updated assessment utilized three approaches, each receiving equal weighting: (1) the guideline public company (“GPC”) method which compares benchmarking data of the Company to a set of comparable GPCs; (2) the guideline transaction (“GT”) method utilizing financial results of the Company for the latest twelve months and comparing to publicly available transaction data, and (3) a discounted cash flow method, taking into consideration expectations of the Company’s growth and profitability going forward.  The goodwill impairment is a non-cash charge and has no impact on our regulatory capital ratios, cash flows, or liquidity position.

Core deposit intangibles are deemed to have definite useful lives and arise from whole bank acquisitions.  Core deposit intangibles are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years. At December 31, 2023 and 2022, core deposit intangible assets totaled $4.9 million and $6.6 million, respectively, and we recognized $1.6 million, $1.9 million and $1.6 million in core deposit intangible amortization expense in 2023, 2022 and 2021, respectively.

NOTE 9: LOAN SALES AND MORTGAGE SERVICING RIGHTS

The Company retained servicing rights for the majority of the loans sold and recognized mortgage servicing rights in connection with multifamily loan sale transactions that occurred in 2021 and prior.  As of December 31, 2023 and 2022, mortgage servicing rights net of valuation allowance totaled $5.5 million and $5.9 million, respectively and is classified as a component of other assets in the accompanying consolidated balance sheets. The amount of loans serviced for others totaled $962 million and $1.1 billion at December 31, 2023 and 2022, respectively. Servicing fees collected in 2023, 2022, and 2021 were $2.5 million, $3.0 million, and $3.4 million, respectively.

There were no loan sale transactions in 2023 and 2022.  In 2021, $559 million of multifamily loans were sold and the Company recognized a gain of $21.5 million.  There were no loan purchase transactions in 2023 and 2022.  In 2021, $1.0 billion in loans, net of deferred fees were acquired as part of a whole bank acquisition and were recorded at fair value at the acquisition date.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

NOTE 10: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	2023		2022
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$1,467,806	—	$2,736,691	—
Interest-bearing	2,881,786	2.94%	2,568,850	2.91%
Money market and savings	3,195,670	3.81%	3,178,230	2.37%
Certificates of deposit	3,143,670	4.87%	1,878,841	3.74%
Total	$10,688,932	3.36%	$10,362,612	2.13%

At December 31, 2023, of the $455 million of certificates of deposits of $250,000 or more, $424 million mature within one year and $31 million mature after one year. Of the $2.7 billion of certificates of deposit of less than $250,000, $1.2 billion mature within one year and $1.5 billion mature after one year. At December 31, 2022, of the $436 million of certificates of deposits of $250,000 or more, $409 million mature within one year and $27 million mature after one year. Of the $1.4 billion of certificates of deposit of less than $250,000, $1.1 billion mature within one year and $345 million mature after one year.

Large depositor relationships, consisting of deposit relationships which exceed 2% of total deposits, accounted for, in the aggregate, 12.5% and 19.8% of our total deposits as of December 31, 2023 and 2022, respectively.  The composition of our large depositor relationships continues to include clients which have maintained long-term depository relationships with us and has not changed materially from a quantitative perspective since December 31, 2022.

Accrued interest payable on deposits, which is included in accounts payable and other liabilities, was $36.7 million and $7.5 million at December 31, 2023 and 2022, respectively.

NOTE 11: BORROWINGS

The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”), and other institutions.  At December 31, 2023, our borrowings consisted of $800 million in FHLB putable advances at the Bank, $100 million of FHLB term advances at the Bank, $160 million in overnight advances and $285 million in term advances from the Federal Reserve Bank, and $64 million in repurchase agreements at the Bank.  At December 31, 2022 our borrowings consisted of $805 million in overnight FHLB advances at the Bank, $200 million in federal funds purchased at the Bank, $171 million in repurchase agreements at the Bank, and $20 million of borrowings under a holding company line of credit.

FHLB Advances

The FHLB putable advances outstanding at December 31, 2023 had a weighted average remaining life of 5.41 years and a weighted average interest rate of 3.74%.  The putable advances can be called quarterly until maturity at the option of the FHLB beginning in January 2024.  The FHLB term advances bears an interest rate of 4.21% and matures on June 28, 2028.  FHLB advances are collateralized primarily by loans secured by single family, multifamily, and commercial real estate properties with a carrying value of $5.7 billion as of December 31, 2023. The Bank’s total unused borrowing capacity from the FHLB as of December 31, 2023 was $2.0 billion. The Bank had in place $310 million of letters of credit from the FHLB as of December 31, 2023, which are used to meet collateral requirements for deposits from the State of California and local agencies.  At December 31, 2022, the Bank had $805 million in overnight FHLB advances outstanding bearing an interest rate of 4.65% and were paid in full in early January, 2023.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

Federal Reserve Bank Borrowings

The Bank has a secured line of credit with the Federal Reserve Bank including the secured borrowing capacity through the Federal Reserve Bank’s Discount Window, Borrower-in-Custody (“BIC”), and Bank Term Funding (“BTFP”) programs.  Borrowings under the BIC program are overnight advances with interest chargeable at the primary credit borrowing rate.  BIC program borrowings totaled $160 million at December 31, 2023, bear an interest rate of 5.50%,.and are collateralized by qualifying loans.  The BIC program borrowings were repaid in full in early January, 2024.  Borrowings under the BTFP, which was established in March 2023, are for periods up to one year in length, with interest rates based on the one-year overnight index swap (“OIS”) rate plus a spread of 10 basis points.  BTFP borrowings totaled $285 million at December 31, 2023 and are collateralized by eligible investment securities valued at par and provide an additional source of liquidity.  At December 31, 2023, the Bank had secured unused borrowing capacity of $402 million under this agreement.  At December 31, 2022, there were no balances outstanding under this agreement.

Uncommitted Credit Facilities:

The Bank has a total of $170 million in borrowing capacity through unsecured federal funds lines, ranging in size from $20 million to $100 million, with four correspondent financial institutions.  At December 31, 2023, there were no balances outstanding under these arrangements.  At December 31, 2022, the Bank had outstanding borrowings with one of the institutions under these arrangements totaling $100 million and an additional $100 million outstanding separate from these agreements with the same financial institution.  The total $200 million outstanding at December 31, 2022 were in the form of federal funds purchased and were paid in full in early March, 2023.

Holding Company Line of Credit:

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $20 million maturing in February 2024. The loan bears an interest rate of Prime rate, plus 50 basis points (0.50%). FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in the Bank. We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. As of December 31, 2023 and December 31, 2022, FFI was in compliance with the covenants contained in the loan agreement.  As of December 31, 2023 and December 31, 2022, the balances outstanding under this line of credit agreement were $0 and $20 million, respectively.

Repurchase Agreements:

The repurchase agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability.  The investment securities underlying these agreements remain in the Company’s securities AFS portfolio.  As of December 31, 2023 and December 31, 2022, the repurchase agreements are collateralized by investment securities with a fair value of approximately $76.3 million and $186.3 million, respectively.

NOTE 12: SUBORDINATED DEBT

At December 31, 2023 and December 31, 2022, FFI had two issuances of subordinated notes outstanding with an aggregate carrying value of $173 million.  At December 31, 2023 and December 31, 2022, FFI was in compliance with all covenants under its subordinated debt agreements.  The following table summarizes the outstanding subordinated notes as of the dates indicated:

		Current	Current	Carrying Value
	Stated	Interest	Principal	December 31,	December 31,
(dollars in thousands)	Maturity	Rate	Balance	2023	2022
Subordinated notes
Subordinated notes due 2032, 3.50% per annum until February 1, 2027, 3-month SOFR + 2.04% thereafter	February 1, 2032	3.50%	$150,000	$148,058	$147,817
Subordinated notes due 2030, 6.0% per annum until June 30, 2025, 3-month SOFR + 5.90% thereafter.	June 30, 2030	6.00%	24,165	25,339	25,518
Total			$174,165	$173,397	$173,335

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

NOTE 13: SHAREHOLDERS’ EQUITY

FFI is a holding company and does not have any direct operating activities. Any future cash flow needs of FFI are expected to be met by its existing cash and cash equivalents and dividends from its subsidiaries. The Bank is subject to various laws and regulations that limit the amount of dividends that a bank can pay without obtaining prior approval from bank regulators. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve-month period.  FFI’s cash and cash equivalents totaled $15.3 and $24.1 million at December 31, 2023 and 2022, respectively.

NOTE 14: EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock that would then share in earnings. The Company has excluded the effect of potential common shares used in the computation of diluted EPS for the year ended December 31, 2023 due to the net loss reported for such period, as such losses are antidilutive by definition.  The following table sets forth the Company’s earnings per share calculations for the years ended December 31:

	2023		2022		2021
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net (loss) income	$(199,064)	$(199,064)	$110,512	$110,512	$109,511	$109,511
Basic common shares outstanding	56,426,093	56,426,093	56,422,450	56,422,450	45,272,183	45,272,183
Effect of options, restricted stock and contingent shares issuable		—		67,610		187,357
Diluted common shares outstanding		56,426,093		56,490,060		45,459,540
Net (loss) income per share	$(3.53)	$(3.53)	$1.96	$1.96	$2.42	$2.41

NOTE 15: STOCK BASED COMPENSATION

In 2007, the Board of Directors of FFI approved two equity incentive plans that provided for the grant of stock options, shares of restricted stock, restricted stock units (“RSUs”), stock bonus awards and performance awards (collectively, “Equity Incentive Awards”) to the Company’s executive officers, other key employees and directors up to 1,300,282 shares of the FFI’s common stock. In 2010, shareholders approved an increase of 580,000 in the number of shares available for issuance under one of these plans. In 2015, shareholders approved a new equity incentive plan whereby: the Company can no longer issue Equity Incentive Awards under the previously approved plans; 750,000 shares of common stock will be available for the grant of Equity Incentive Awards to the Company’s executive officers, other key employees and directors; Equity Incentive Awards that are outstanding under the prior plans will remain outstanding and unchanged and subject to the terms of those Plans; and upon termination, cancellation or forfeiture of any of the Equity Incentive Awards that are outstanding under the prior plans, those shares will be added to the pool of shares available for future grants of Equity Incentive Awards under the plan approved in 2015. The shares included above do not reflect the impact of the two for one stock split which occurred at the beginning of 2017. The Company recognized stock-based

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

compensation expense of $1.7 million, $3.5 million, and $2.8 million in 2023, 2022, and 2021, respectively, related to RSUs.

Stock options, when granted, have an exercise price not less than the current market value of the common stock and expire after ten years if not exercised. If applicable, vesting periods are set at the date of grant and the Plans provide for accelerated vesting should a change in control occur.

The following table summarizes the activities in the Plans during 2023:

		Weighted Average	Weighted Average
(dollars in thousands except		Exercise Price per	Remaining	Aggregate
per share amounts)	Options Granted	Share	Contractual Term	Intrinsic Value
Balance: December 31, 2022	45,050	$8.67
Options granted	—	—
Options exercised	—	—
Options forfeited	—	—
Balance: December 31, 2023	45,050	8.67	0.20 Years	$255
Options exercisable	45,050	$8.67	0.20 Years	$255

The following table summarizes the activities in the Plans during 2022:

		Weighted Average	Weighted Average
(dollars in thousands except		Exercise Price per	Remaining	Aggregate
per share amounts)	Options Granted	Share	Contractual Term	Intrinsic Value
Balance: December 31, 2021	47,050	$8.68
Options granted	—	—
Options exercised	(2,000)	9.00
Options forfeited	—	—
Balance: December 31, 2022	45,050	8.67	0.95 Years	$255
Options exercisable	45,050	$8.67	0.95 Years	$255

The intrinsic value of stock options exercised in 2022 was $33,400.

The following table summarizes the activities in the Plans during 2021:

		Weighted Average	Weighted Average
(dollars in thousands except		Exercise Price per	Remaining	Aggregate
per share amounts)	Options Granted	Share	Contractual Term	Intrinsic Value
Balance: December 31, 2020	374,050	$7.81
Options granted	—	—
Options exercised	(327,000)	7.69
Options forfeited	—	—
Balance: December 31, 2021	47,050	8.68	1.96 Years	$761
Options exercisable	47,050	$8.68	1.96 Years	$761

The intrinsic value of stock options exercised in 2021 was $5.8 million.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

The following table provides a summary of the RSUs issued by the Company under its equity incentive plans for the periods ended December 31:

	2023		2022		2021
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Balance: January 1	199,016	$31.92	199,574	$19.34	193,190	$15.32
New RSUs	267,480	14.04	241,020	22.87	134,973	23.33
Shares vested and issued	(158,478)	18.90	(148,139)	20.09	(126,528)	17.45
RSUs forfeited	(161,634)	18.82	(93,439)	0.44	(2,061)	20.06
Balance December 31	146,384	$(9.12)	199,016	$31.92	199,574	$19.34

The fair value of the shares vested and issued was $1.9 million, $3.4 million and $2.2 million in 2023, 2022 and 2021, respectively. As of December 31, 2023, the Company had $1.7 million of unrecognized compensation costs related to outstanding RSUs, which will be recognized through August 2026 subject to the related vesting requirements.

NOTE 16: 401(k) PROFIT SHARING PLAN

The Company’s employees participate in the Company’s 401(k) profit sharing plan (the “401k Plan”) that covers all employees eighteen years of age or older who have completed three months of employment. Each employee eligible to participate in the 401k Plan may contribute up to 100% of his or her compensation, subject to certain statutory limitations. In 2023, 2022, and 2021, the Company matched 100% of a participant’s contribution up to 3% of a participant’s compensation and an additional 50% of a participant’s contribution up to the next 2% of a participant’s compensation. These employer contributions are subject to the plan’s vesting schedule. The Company contributions of $2.4 million, $2.8 million and $2.2 million were included in compensation and benefits for 2023, 2022 and 2021, respectively. The Company may also make an additional profit-sharing contribution on behalf of eligible employees. No profit-sharing contributions were made in 2023, 2022 or 2021.

NOTE 17: INCOME TAXES

The Company is subject to federal income tax and California franchise tax. Income tax expense (benefit) was as follows for the years ended December 31:

(dollars in thousands)	2023	2022	2021
Current expense (benefit):
Federal	$4,536	$25,708	$28,550
State	(1,924)	13,096	15,303
Deferred expense (benefit):
Federal	(3,170)	803	(867)
State	(442)	(316)	(712)
Total	$(1,000)	$39,291	$42,274

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

The following is a comparison of the federal statutory income tax rates to the Company’s effective income tax rate for the years ended December 31:

	2023		2022		2021
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
(Loss) income before taxes	$(200,064)		$149,803		$151,785
Federal tax statutory rate	$(42,013)	21.00%	$31,459	21.00%	$31,875	21.00%
State tax, net of Federal benefit	(14,435)	7.22%	12,085	8.07%	12,262	8.08%
Windfall benefit – exercise of stock options	299	(0.15)%	(205)	(0.14)%	(1,708)	(1.13)%
Goodwill impairment	60,733	(30.36)%	—	—%	—	—%
Transaction costs	—	-%	—	—%	551	0.36%
Low income housing, net benefit	(1,020)	0.51%	(998)	(0.67)%	(732)	(0.48)%
Tax exempt interest income	(3,751)	1.87%	(2,965)	(1.98)%	(1,014)	(0.67)%
Other items, net	(813)	0.41%	(85)	(0.05)%	1,040	0.69%
Effective tax rate	$(1,000)	0.50%	$39,291	26.23%	$42,274	27.85%

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income tax recognition. The following is a summary of the components of the net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31:

(dollars in thousands)	2023	2022
Deferred tax assets (liabilities)
Allowance for credit losses	$11,167	$12,560
Operating loss carryforwards	9,643	1,528
State taxes	18	2,930
Stock-based compensation	249	683
Market valuation: merger	2,784	3,174
Capital activities – mark to market	697	828
Compensation related	1,215	1,407
Core deposit intangible	(1,396)	(1,914)
Prepaid expenses	(2,674)	(2,772)
Depreciation	(542)	(945)
Accumulated other comprehensive income	5,863	4,530
Other	2,118	2,189
Net deferred tax assets	$29,142	$24,198

As part of a merger in 2012, the Company acquired operating loss carryforwards of $13.4 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code and expire in 2032. As a result, the Company will only be able to utilize operating loss carryforwards of $7.6 million, ratably over a period of 20 years. As part of a merger in 2015, the Company acquired operating loss carryforwards of $3.6 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code and expire in 2035. As part of the mergers in 2017 and 2018, the Company acquired operating loss carryforwards of $0.7 and $3.2 million, respectively. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code and have been fully utilized as of the end of 2020. As part of a merger in 2021, the Company acquired operating loss carryforwards of $0.1 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code and expire in 2033.  As of December 31, 2022, the remaining operating loss carryforwards from acquisitions available to be utilized by the Company were $5.2 million. The Company estimates it will generate $3.8 million of operating losses in 2023.

The Company’s federal income tax returns for the periods 2020 through 2022 are open to audit. The Company’s California and other state income tax returns for the periods ranging between 2019 through 2022 are open to audit.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

NOTE 18: LEASES

The Company leases certain facilities for its corporate offices and branch operations under non-cancelable operating leases that expire through 2035. Right-of-use assets are classified as other assets and their corresponding lease liabilities are classified as accounts payable and other liabilities in the consolidated balance sheets.

Certain leases include options to renew, with renewal terms that can extend the lease term. The depreciable life of leased assets are limited by the expected lease term.

The following table presents supplemental lease information at or for the twelve months ended December:

(dollars in thousands)	2023	2022
Balance Sheet:
Right-of-use assets	$26,455	$31,210
Lease liabilities	28,248	32,416

	2023	2022	2021
Statement of Operations:
Operating lease cost classified as occupancy and equipment expense	$7,446	$7,638	$6,559

Weighted average lease term, in years	5.36	5.92	4.57
Weighted average discount rate	5.73%	5.62%	4.85%
Operating cash flows	$6,869	$7,611	$6,794

The calculated amount of the right-of-use assets and lease liabilities in the table above are impacted by the length of the lease term and the discount rate used to present value the minimum lease payments. The Company’s lease agreements often include one or more options to renew at the Company’s discretion. GAAP requires the use of the rate implicit in the lease whenever this rate is readily determinable. As this rate is rarely determinable, the Company utilizes its incremental borrowing rate at lease inception, on a collateralized basis, over a similar term. For operating leases existing prior to January 1, 2019, the rate for the remaining lease term as of January 1, 2019 was used.

Lease expense for 2023, 2022, and 2021 was $6.9 million, $7.7 million, and $6.5 million, respectively and is included in occupancy and depreciation expense in the consolidated statements of operations. Future minimum lease commitments under all non-cancelable operating leases at December 31, 2023 are as follows:

(dollars in thousands)
2024	$6,844
2025	6,750
2026	5,655
2027	4,475
2028	4,395
2029 and after	4,816
Total future minimum lease payments	$32,935
Discount on cash flows	(4,687)
Total lease liability	$28,248

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
Years Ended December 31, 2023, 2022, and 2021

NOTE 19: COMMITMENTS AND CONTINGENCIES

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

(dollars in thousands)	2023	2022
Commitments to fund new loans	$4,900	$—
Commitments to fund under existing loans, lines of credit	1,143,175	1,292,332
Commitments under standby letters of credit	19,487	19,486

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

The Company maintained a reserve for unfunded loan commitments which is included in accounts payable and other liabilities on the consolidated balance sheets and totaled $1.3 million and $1.4 million as of December 31, 2023 and 2022, respectively.

Other Commitments

The Company has commitments to invest in qualified affordable housing projects as discussed in Note 21: Qualified Affordable Housing Project Investments.

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

NOTE 20: RELATED-PARTY TRANSACTIONS

The Bank held $3.2 million and $3.5 million of deposits from related parties, including directors and executive officers of the Company and their affiliates, as of December 31, 2023 and December 31, 2022, respectively. Interest paid on deposit accounts held by related parties was $180,000 in 2023, $8,000 in 2022 and $37,000 in 2021.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

As of December 31, 2023, related parties, including directors and executive officers of the Company and their affiliates, held $4.8 million in assets under management with FFA and FFB. In 2023, 2022, and 2021 the Company received $20,000, $26,000, and $19,000, respectively, in fees related to these assets under management.

The CEO of the Company is a director of another financial services company, and its financial institution subsidiary, that has deposits with the Bank and, in 2018 and 2017, purchased $52.1 million and $121.9 million of loans, respectively, from the Bank for which the Bank will continue to provide servicing.  The balance of deposits held at the Bank was $0.3 million and $15.4 million at December 31, 2023 and December 31, 2022, respectively, and the interest paid by the Bank was $156,000 in 2023, $147,000 in 2022, and $33,100 in 2021, respectively. The amount of loans serviced for this financial institution was $25.6 million at December 31, 2023.  In 2017, the Bank participated in a subordinated note offering from the financial services company for $15 million. The Bank earned $1.3 million from this investment in 2023, $0.9 million in 2022, and $0.8 million in 2021, respectively.

NOTE 21: QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified affordable housing projects in the last quarter of 2019. These investments may qualify for Community Reinvestment Act (CRA) credit and generate low-income housing tax credits (LIHTC) and other tax benefits over an approximate 10 year period. The Company records these investments using the proportional amortization method and amortizes the initial cost of the investment in proportion to the tax benefits, and the net benefit is recognized in the statement of operations as a component of income tax expense.

At December 31, 2023 and December 31, 2022, the balance of the investment for qualified affordable housing projects were $85.2 million and $88.5 million, respectively. Total unfunded commitments related to the investments in qualified affordable housing projects was $43.9 million and $60.9 million at December 31, 2023 and December 31, 2022, respectively. The Company expects to fulfill these commitments between 2023 and 2038.

During 2023, 2022, and 2021, the Company recognized amortization expense of $3.3 million, $5.6 million, and $3.6 million respectively, and recognized tax credits from its investment in affordable housing tax credits of $3.9 million, $4.1 million, and $3.2 million respectively. These amounts were included within income tax expense. The Company had no impairment losses during 2023, 2022 and 2021.

NOTE 22: REGULATORY MATTERS

FFI and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory, and possible additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on FFI and the Bank’s financial condition. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of FFI and the Bank’s assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices.  The capital amounts and classification are also subject to qualitative judgment by the regulators about components, risk-weightings, and other factors.  Prompt corrective action provisions are not applicable to bank holding companies.

FFI and the Bank are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities.  The risk-based capital standards require the achievement of a minimum common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%, Tier 1 risk-based capital ratio of 6.0% and the total risk-based capital ratio of 8.0%.  In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%.  To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 leverage ratio equal to or greater than 5.0%, a CET1 risk-based capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, and total risk-based capital ratio equal to or greater than 10.0%.  In addition to meeting the minimum capital requirements, under the Basel III Capital Rules, FFI and the Bank must also maintain the required Capital Conservation Buffer to avoid becoming subject to restrictions

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

on capital distributions and certain discretionary bonus payments to management.  The Capital Conservation Buffer is calculated as a ratio of CET1 risk-based capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios.  The Capital Conservation Buffer is now at its fully phased-in level of 2.5% and with the minimum required plus capital conservation buffer of 7.0% for the common equity Tier 1 (“CET1”) risk-based capital ratio, 8.5% for the Tier 1 risk-based capital ratio and 10.5% for the total risk-based capital ratio.  If a banking organization does not hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements, it will face constraints on dividends, equity repurchases and executive compensation based on the amount of the shortfall.

Quantitative measures established by the regulators to ensure capital adequacy require FFI and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2023 and December 31, 2022 that FFI and the Bank met all capital adequacy requirements.

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB (on a stand-alone basis) as of the respective dates and as compared to the respective regulatory requirements applicable to them:

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2023
CET1 risk-based capital ratio	$931,272	10.02%	$418,142	4.50%
Tier 1 leverage ratio	931,272	7.20%	517,033	4.00%
Tier 1 risk-based capital ratio	931,272	10.02%	557,523	6.00%
Total risk-based capital ratio	1,140,312	12.27%	743,363	8.00%
December 31, 2022
CET1 risk-based capital ratio	$931,125	9.18%	$456,603	4.50%
Tier 1 leverage ratio	931,125	7.44%	500,327	4.00%
Tier 1 risk-based capital ratio	931,125	9.18%	608,804	6.00%
Total risk-based capital ratio	1,145,765	11.29%	811,739	8.00%
FFB
December 31, 2023
CET1 risk-based capital ratio	$1,076,337	11.62%	$416,684	4.50%	$601,877	6.50%
Tier 1 leverage ratio	1,076,337	8.35%	515,753	4.00%	644,691	5.00%
Tier 1 risk-based capital ratio	1,076,337	11.62%	555,579	6.00%	740,772	8.00%
Total risk-based capital ratio	1,111,979	12.01%	740,772	8.00%	925,965	10.00%
December 31, 2022
CET1 risk-based capital ratio	$1,070,648	10.60%	$454,655	4.50%	$656,724	6.50%
Tier 1 leverage ratio	1,070,648	8.59%	498,725	4.00%	623,400	5.00%
Tier 1 risk-based capital ratio	1,070,648	10.60%	606,207	6.00%	808,276	8.00%
Total risk-based capital ratio	1,111,952	11.01%	808,276	8.00%	1,010,345	10.00%

As of each of the dates set forth in the above table, FFI exceeded the minimum required capital ratios applicable to it and FFB’s capital ratios exceeded the minimums necessary to qualify as a well-capitalized depository institution under the prompt corrective action regulations. The required ratios for capital adequacy set forth in the above table do not include the additional capital conservation buffer, though each of the Company and FFB maintained capital ratios necessary to satisfy the capital conservation buffer requirements as of the dates indicated.

As of December 31, 2023, the amount of capital at FFB in excess of amounts required to be well capitalized was $474 million for the CET1 capital ratio, $432 million for the Tier 1 leverage ratio, $336 million for the Tier 1 risk-based

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

capital ratio and $186 million for the Total risk-based capital ratio. No conditions or events have occurred since December 31, 2023 that we believe have changed FFI’s or FFB’s capital adequacy classifications from those set forth in the above table.

NOTE 23: NONINTEREST INCOME

The following table represents revenue from contracts with customers as well as other noninterest income for the years ended December 31:

(dollars in thousands)	2023	2022	2021
Asset management, consulting and other fees:
Wealth management	$28,165	$28,997	$28,447
Trust fees	6,753	9,394	7,161
Consulting fees	354	396	414
Total	$35,272	$38,787	$36,022

Other income (loss):
Deposit fees	$2,019	$2,507	$1,714
Loan related fees	7,213	9,228	9,208
Valuation gain (loss) on equity investment	1	(6,258)	—
Other	2,542	3,970	2,050
Total	$11,775	$9,447	$12,972

Valuation loss on equity investment at December 31, 2022 relates to the Company’s equity investment in NYDIG which is recorded as a component of other assets in the consolidated balance sheets.

NOTE 24: OTHER EXPENSES

The following items are included in the consolidated statements of operations as other expenses for the years ended December 31:

(dollars in thousands)	2023	2022	2021
Regulatory assessments	$14,729	$6,089	$4,200
Directors’ compensation expenses	1,009	1,020	820
Acquisition expenses	—	—	2,606

The increase in regulatory assessment expense for 2023 compared to 2022 is due to an increase in FDIC insurance premiums. There were no acquisitions in 2023 or 2022.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

NOTE 25: SEGMENT REPORTING

In 2023, 2022, and 2021 the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The reportable segments are determined by products and services offered and the corporate structure. Business segment earnings before taxes are the primary measure of the segment’s performance as evaluated by management. Business segment earnings before taxes include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations. Allocations of corporate expenses, such as finance and accounting, data processing and human resources, are calculated based on estimated activity or usage levels. The management accounting process measures the performance of the operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies. If the management structures and/or the allocation process changes, allocations, transfers and assignments may change. The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the years ended December 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2023:
Interest income	$573,691	$—	$—	$573,691
Interest expense	364,310	—	7,076	371,386
Net interest income	209,381	—	(7,076)	202,305
Provision (reversal) for credit losses	(482)	—	—	(482)
Noninterest income	21,540	29,358	(1,547)	49,351
Noninterest expense
Goodwill impairment	215,252	—	—	215,252
Operating	210,514	22,100	4,336	236,950
(Loss) income before income taxes	(194,363)	7,258	(12,959)	(200,064)
Income tax expense (benefit)	560	2,072	(3,632)	(1,000)
Net (loss) income	$(194,923)	$5,186	$(9,327)	$(199,064)

2022:
Interest income	$403,878	$—	$—	$403,878
Interest expense	78,766	—	6,422	85,188
Net interest income	325,112	—	(6,422)	318,690
Provision for credit losses	532	—	—	532
Noninterest income	26,148	30,027	(7,941)	48,234
Noninterest expense	188,619	24,371	3,599	216,589
Income (loss) before income taxes	162,109	5,656	(17,962)	149,803
Income tax expense (benefit)	42,698	1,660	(5,067)	39,291
Net income (loss)	$119,411	$3,996	$(12,895)	$110,512

2021:
Interest income	$247,218	$—	$—	$247,218
Interest expense	13,688	—	246	13,934
Net interest income	233,530	—	(246)	233,284
Provision for credit losses	3,866	—	—	3,866
Noninterest income	41,068	29,917	(532)	70,453
Noninterest expense	121,375	23,349	3,362	148,086
Income (loss) before income taxes	149,357	6,568	(4,140)	151,785
Income tax expense (benefit)	42,144	1,231	(1,101)	42,274
Net income (loss)	$107,213	$5,337	$(3,039)	$109,511

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

The following tables show the financial position for each of our business segments, and of FFI which is included in the column labeled Other, and the eliminating entries used to arrive at our consolidated totals at December 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Eliminations	Total
2023:
Cash and cash equivalents	$1,326,237	$4,746	$15,263	$(19,617)	$1,326,629
Securities AFS, net	703,226	—	—	—	703,226
Securities HTM, net	789,578	—	—	—	789,578
Loans, net	10,148,597	—	—	—	10,148,597
Accrued interest receivable	54,163	—	—	—	54,163
Premises and equipment	39,639	150	136	—	39,925
Investment in FHLB Stock	24,613	—	—	—	24,613
Deferred taxes	26,917	183	2,042	—	29,142
Real estate owned ("REO")	8,381	—	—	—	8,381
Core deposit intangibles	4,948	—	—	—	4,948
Other assets	172,305	533	1,107,666	(1,082,458)	198,046
Total assets	$13,298,604	$5,612	$1,125,107	$(1,102,075)	$13,327,248
Deposits	$10,708,549	$—	$—	$(19,617)	$10,688,932
Borrowings	1,409,056	—	—	—	1,409,056
Subordinated debt	—	—	173,397	—	173,397
Intercompany balances	2,604	(9,079)	6,475	—	—
Accounts payable and other liabilities	108,434	2,196	19,892	(2)	130,520
Shareholders’ equity	1,069,961	12,495	925,343	(1,082,456)	925,343
Total liabilities and equity	$13,298,604	$5,612	$1,125,107	$(1,102,075)	$13,327,248
2022:
Cash and cash equivalents	$656,247	$16,757	$24,083	$(40,593)	$656,494
Securities AFS, net	226,158	—	—	—	226,158
Securities HTM, net	862,544	—	—	—	862,544
Loans, net	10,692,462	—	—	—	10,692,462
Accrued interest receivable	51,359	—	—	—	51,359
Premises and equipment	35,788	216	136	—	36,140
Investment in FHLB Stock	25,358	—	—	—	25,358
Deferred taxes	19,671	78	4,449	—	24,198
Real estate owned ("REO")	6,210	—	—	—	6,210
Goodwill	215,252	—	—	—	215,252
Core deposit intangibles	6,583	—	—	—	6,583
Other assets	182,262	428	1,314,681	(1,285,950)	211,421
Total assets	$12,979,894	$17,479	$1,343,349	$(1,326,543)	$13,014,179
Deposits	$10,403,205	$—	$—	$(40,593)	$10,362,612
Borrowings	1,176,601	—	20,000	—	1,196,601
Subordinated debt	—	—	173,335	—	173,335
Intercompany balances	1,001	971	(1,972)	—	—
Accounts payable and other liabilities	125,254	4,392	17,608	(1)	147,253
Shareholders’ equity	1,273,833	12,116	1,134,378	(1,285,949)	1,134,378
Total liabilities and equity	$12,979,894	$17,479	$1,343,349	$(1,326,543)	$13,014,179

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

NOTE 26: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(dollars in thousands,	First	Second	Third	Fourth
except per share amounts)	Quarter	Quarter	Quarter	Quarter	Full Year
Year Ended December 31, 2023:
Interest income	$137,000	$145,328	$144,765	$146,598	$573,691
Interest expense	78,245	96,344	92,692	104,105	371,386
Net interest income	58,755	48,984	52,073	42,493	202,305
Provision (reversal) for credit losses	417	887	(2,015)	229	(482)
Noninterest income	11,698	12,079	11,698	13,876	49,351
Noninterest expense
Goodwill impairment	—	215,252	—	—	215,252
Operating	59,340	57,512	64,206	55,892	236,950
Income (loss) before income taxes	10,696	(212,588)	1,580	248	(200,064)
Income tax expense (benefit)	2,200	(300)	(600)	(2,300)	(1,000)
Net income (loss)	$8,496	$(212,288)	$2,180	$2,548	$(199,064)
Income (loss) per share
Basic	$0.15	$(3.76)	$0.04	$0.05	$(3.53)
Diluted	$0.15	$(3.76)	$0.04	$0.05	$(3.53)
Year Ended December 31, 2022:
Interest income	$79,144	$89,971	$108,746	$126,017	$403,878
Interest expense	4,650	8,166	21,074	51,298	85,188
Net interest income	74,494	81,805	87,672	74,719	318,690
Provision (reversal) for credit losses	(792)	173	(22)	1,173	532
Noninterest income	15,427	13,400	12,184	7,223	48,234
Noninterest expense	47,618	48,805	60,342	59,824	216,589
Income before income taxes	43,095	46,227	39,536	20,945	149,803
Income tax expense	12,259	12,911	10,530	3,591	39,291
Net income	$30,836	$33,316	$29,006	$17,354	$110,512
Income per share
Basic	$0.55	$0.59	$0.51	$0.31	$1.96
Diluted	$0.55	$0.59	$0.51	$0.31	$1.96
Year Ended December 31, 2021:
Interest income	$59,138	$61,403	$61,989	$64,688	$247,218
Interest expense	4,909	3,493	2,802	2,730	13,934
Net interest income	54,229	57,910	59,187	61,958	233,284
Provision (reversal) for credit losses	360	44	(417)	3,879	3,866
Noninterest income	11,908	14,035	30,680	13,830	70,453
Noninterest expense	34,511	35,617	38,394	39,564	148,086
Income before income taxes	31,266	36,284	51,890	32,345	151,785
Income tax expense	8,911	10,230	14,664	8,469	42,274
Net income	$22,355	$26,054	$37,226	$23,876	$109,511
Income per share
Basic	$0.50	$0.58	$0.83	$0.51	$2.42
Diluted	$0.50	$0.58	$0.83	$0.51	$2.41

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

NOTE 27:  PARENT ONLY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
(dollars in thousands)	2023	2022
ASSETS
Cash and cash equivalents	$15,263	$24,083
Premises and equipment, net	136	136
Deferred taxes	2,042	4,449
Investment in subsidiaries	1,082,456	1,285,949
Intercompany receivable	—	1,972
Other assets	25,210	28,732
Total Assets	$1,125,107	$1,345,321
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Borrowings	$—	$20,000
Subordinated debt	173,397	173,335
Intercompany payable	6,475	—
Accounts payable and other liabilities	19,892	17,608
Total Liabilities	199,764	210,943
Shareholders’ Equity
Common Stock	56	56
Additional paid-in-capital	720,899	719,606
Retained earnings	218,575	426,659
Accumulated other comprehensive loss, net of tax	(14,187)	(11,943)
Total Shareholders’ Equity	925,343	1,134,378
Total Liabilities and Shareholders’ Equity	$1,125,107	$1,345,321

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
(dollars in thousands)	2023	2022	2021
Interest expense—borrowings and subordinated debt	$7,076	$6,422	$246
Noninterest income:
(Loss) earnings from investment in subsidiaries	(189,737)	123,407	112,550
Other (loss) income	(1)	(6,251)	1,271
Total noninterest (loss) income	(189,738)	117,156	113,821
Noninterest expense:
Compensation and benefits	1,135	1,331	972
Occupancy and depreciation	9	12	1
Professional services and marketing costs	3,617	2,946	3,329
Other expenses	1,120	1,000	863
Total noninterest expense	5,881	5,289	5,165
(Loss) income before income taxes	(202,695)	105,445	108,410
Income tax (benefit) expense	(3,631)	(5,067)	(1,101)
Net (loss) income	$(199,064)	$110,512	$109,511

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	December 31,
(dollars in thousands)	2023	2022	2021
Net (loss) income	$(199,064)	$110,512	$109,511
Other comprehensive loss:
Unrealized holding losses on securities arising during the period	(5,959)	(18,702)	(16,696)
Credit loss expense	1,402	—	—
Other comprehensive loss before tax	(4,557)	(18,702)	(16,696)
Income tax benefit related to items of other comprehensive loss	21	4,484	4,884
Other comprehensive loss	(4,536)	(14,218)	(11,812)

Add: Reclassification adjustment for gain included in net earnings	2,304	—	—
Income tax expense related to reclassification adjustment	(12)	—	—
Reclassification adjustment for gain included in net earnings, net of tax	2,292	—	—
Other comprehensive loss, net of tax	(2,244)	(14,218)	(11,812)
Total comprehensive (loss) income	$(201,308)	$96,294	$97,699

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
(dollars in thousands)	2023	2022	2021
Cash Flows from Operating Activities:
Net (loss) income	$(199,064)	$110,512	$109,511
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss (Earnings) from investment in subsidiaries	189,737	(123,407)	(112,550)
Stock–based compensation expense	148	153	115
Deferred tax liability (benefit)	2,407	(4,497)	(198)
Decrease (increase) in other assets	3,522	(5,140)	(26,308)
Increase in accounts payable and other liabilities	2,283	4,425	3,400
Net cash used in operating activities	(967)	(17,954)	(26,030)
Cash Flows from Investing Activities:
Investment in subsidiaries	(35,000)	(95,000)	(10)
Dividend from subsidiary	47,500	—	22,000
Net cash provided by (used in) investing activities	12,500	(95,000)	21,990
Cash Flows from Financing Activities:
Net (decrease) increase in line of credit	(20,000)	1,500	30,197
Net increase in subordinated debt	62	147,639	—
Proceeds from the sale of stock, net	158	18	2,514
Repurchase of stock	—	(3,482)	—
Intercompany accounts, net decrease (increase)	8,447	(5,571)	4,573
Dividends paid	(9,020)	(24,830)	(16,173)
Net cash (used in) provided by financing activities	(20,353)	115,274	21,111
(Decrease) increase in cash and cash equivalents	(8,820)	2,320	17,071
Cash and cash equivalents at beginning of year	24,083	21,763	4,692
Cash and cash equivalents at end of year	$15,263	$24,083	$21,763

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2023, 2022, and 2021

NOTE 28: SUBSEQUENT EVENTS

Cash Dividend

On January 25, 2024, the Board of Directors of the Company declared a quarterly cash dividend of $0.01 per common share to be paid on February 15, 2024, to stockholders of record as of the close of business on February 5, 2024.

Interest Rate Swap Agreement

On February 1, 2024, the Bank entered into an interest rate swap agreement with an institutional counterparty which will hedge against our exposure to changes in interest rates as part of our overall interest rate risk management strategy.  The hedging instrument is a pay-fixed, receive-variable interest rate swap agreement with a beginning notional amount of $450 million.  The term of the agreement is five years, expiring on February 1, 2029.  The Bank will pay quarterly interest at a fixed rate of 3.583% and receive quarterly interest payments calculated at the Daily Simple SOFR over the same period.

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness as of December 31, 2023, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2023, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management’s Assessment of Internal Control over Financial Reporting

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design and the testing of the operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on that assessment, management determined that, as of December 31, 2023, the Company maintained effective internal control over financial reporting.

The foregoing report on internal control over financial reporting shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Eide Bailly, LLP, independent registered public accounting firm, which audited our consolidated financial statements for the fiscal year ended December 31, 2023 included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in their report included in Item 8.

Item 9B.   Other Information.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2023.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Except for the information regarding our Code of Business Conduct and Ethics below, the information required by this Item 10 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 29, 2024, for its 2024 Annual Meeting of Stockholders.

Our Board has adopted a Code of Business Conduct and Ethics applicable to our Board of Directors, principal executive officer, and principal financial officer as well as all of our other employees.  Our Code of Business Conduct and Ethics is available in the Investor Relations section of our website at www.firstfoundationinc.com. To the extent required by applicable rules of the SEC and the NYSE, we will disclose on our website any amendments to the Code and any waivers of the requirements of the Code of Business Conduct and Ethics that may be granted to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions.

Item 11.    Executive Compensation

The information required by this Item 11 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 29, 2024, for its 2024 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 29 2024, for its 2024 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 29, 2024, for its 2024 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

The information required by this Item 14 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 29, 2024, for its 2024 Annual Meeting of Stockholders.

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

Item 16.    Form 10-K Summary.

None

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

3.2	Certificate Of Amendment to Certificate of Incorporation of First Foundation Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2022).

3.3	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 27, 2024).

4.1	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K/A, filed on August 3, 2015).

4.2	Description of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 2, 2020).

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

10.9(1)

Employment Agreement, dated December 19, 2022, by and between First Foundation Bank and Amy Djou (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on December 22, 2022), together with the First Amendment thereto, dated August 14, 2023 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form S-K, filed on August 15, 2023).

10.10(1)

Amended and Restated Employment Agreement, dated December 31, 2009, by and between First Foundation Advisors and John Hakopian, together with the First Amendment thereto, dated December 31, 2012, Second Amendment thereto, dated August 31, 2012 (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form 10, filed on October 17, 2013), Third Amendment thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 1, 2016), Fourth Amendment thereto, dated February 7, 2018 (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on February 7, 2018), Fifth Amendment thereto, dated March 11, 2020 (incorporated by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K, filed on February 28, 2023), and Sixth Amendment thereto, dated December 19, 2022 (incorporated by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K, filed on February 28, 2023).

10.11(1)

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

10.12(1)

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
10.13(1)

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

10.17(1)

Amended and Restated Change in Control Agreement Severance Compensation Agreement, dated August 6, 2020, by and between the Company and John Hakopian (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on February 28, 2023).

10.18(1)

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

10.21

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

10.23

Second Amendment to Loan Agreement, dated April 6, 2018, by and between the Company and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed April 9, 2018).

10.24

Third Amendment to Loan Agreement, dated October 30, 2018, by and between the Company and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed October 31, 2018).

10.25

Fourth Amendment to Loan Agreement, dated May 31, 2019, by and between the Company and NexBank SSB (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on 8-K, filed June 3, 2019).

Exhibit No.	Description
10.26

Fifth Amendment to Loan Agreement, dated as of March 22, 2022, by and between the Company and NexBank (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on March 24, 2022).

10.27

Pledge and Security Agreement, dated as of February 8, 2017, by and between the Company and NexBank SSB (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed February 9, 2017).

21.1(2)	Subsidiaries of the Registrant.

23.1(2)	Consent of Eide Bailly, LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K).

31.1(2)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97(2)	Clawback Policy
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 has been formatted in Inline XBRL.

(1)	Management contract or compensatory plan.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Dallas, Texas on February 28, 2024.

FIRST FOUNDATION INC.

By:	/s/ SCOTT F. KAVANAUGH
Scott F. Kavanaugh, President and
Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Scott F. Kavanaugh, Ulrich E. Keller, Jr. and James Britton, and each of them, acting severally, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign and file on his or her behalf and in each capacity stated below, all amendments and/or supplements to this Annual Report on Form 10-K, which amendments or supplements may make changes and additions to this Report as such attorneys-in-fact, or any of them, acting severally, may deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ SCOTT F. KAVANAUGH	Chief Executive Officer and Director	February 28, 2024
Scott F. Kavanaugh	(Principal Executive Officer)

/s/ JAMES BRITTON	Chief Financial Officer	February 28, 2024
James Britton	(Principal Financial and Accounting Officer)

/s/ ULRICH E. KELLER, JR.	Chairman and Director	February 28, 2024
Ulrich E. Keller, Jr.

/s/ MAX BRIGGS	Director	February 28, 2024
Max Briggs

/s/ JOHN HAKOPIAN	Director	February 28, 2024
John Hakopian

/s/ DAVID LAKE	Director	February 28, 2024
David Lake

/s/ ELIZABETH PAGLIARINI	Director	February 28, 2024
Elizabeth Pagliarini

/s/ MITCHELL ROSENBERG	Director	February 28, 2024
Mitchell Rosenberg

/s/DIANE RUBIN	Director	February 28, 2024
Diane Rubin

/s/ JACOB SONENSHINE	Director	February 28, 2024
Jacob Sonenshine

/s/ GABRIEL VAZQUEZ	Director	February 28, 2024
Gabriel Vazquez

S-1