Form 10-Q
period 2024-03-31
First Foundation Inc.
filed 2024-05-09
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 2, 2024, the registrant had 56,511,864 shares of common stock, $0.001 par value per share, outstanding.

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2024

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and cash equivalents	$1,588,036	$1,326,629

Securities available-for-sale ("AFS"), at fair value (amortized cost of $828,568 and $731,489 at March 31, 2024 and December 31, 2023; allowance for credit losses of $7,911 and $8,220 at March 31, 2024 and December 31, 2023)	797,215	703,226
Securities held-to-maturity ("HTM")	775,702	789,578

Loans held for investment	10,086,346	10,177,802
Allowance for credit losses - loans	(29,295)	(29,205)
Net loans	10,057,051	10,148,597

Investment in FHLB stock	36,668	24,613
Accrued interest receivable	53,446	54,163
Deferred taxes	33,565	29,142
Premises and equipment, net	40,019	39,925
Real estate owned ("REO")	6,210	8,381
Bank owned life insurance	48,978	48,653
Core deposit intangibles	4,578	4,948
Derivative assets	6,035	—
Other assets	138,772	149,393
Total Assets	$13,586,275	$13,327,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$10,638,970	$10,688,932
Borrowings	1,705,493	1,409,056
Subordinated debt	173,413	173,397
Accounts payable and other liabilities	139,665	130,520
Total Liabilities	12,657,541	12,401,905

Shareholders’ Equity
Common Stock	57	56
Additional paid-in-capital	721,362	720,899
Retained earnings	218,802	218,575
Accumulated other comprehensive loss	(11,487)	(14,187)
Total Shareholders’ Equity	928,734	925,343
Total Liabilities and Shareholders’ Equity	$13,586,275	$13,327,248

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2024	2023
Interest income:
Loans	$118,444	$120,643
Securities	19,774	6,891
FHLB Stock, fed funds sold and interest-bearing deposits	12,235	9,466
Total interest income	150,453	137,000

Interest expense:
Deposits	94,492	62,140
Borrowings	15,870	14,415
Subordinated debt	1,705	1,690
Total interest expense	112,067	78,245

Net interest income	38,386	58,755

Provision for credit losses	577	417

Net interest income after provision for credit losses	37,809	58,338

Noninterest income:
Asset management, consulting and other fees	8,614	8,796
Gain on sale of loans	263	—
Gain on sale of securities available-for-sale	221	—
Capital market activities	836	—
Gain on sale of REO	679	—
Other income	2,070	2,902
Total noninterest income	12,683	11,698

Noninterest expense:
Compensation and benefits	19,407	25,286
Occupancy and depreciation	9,087	8,897
Professional services and marketing costs	3,390	4,295
Customer service costs	10,738	16,715
Other expenses	7,987	4,147
Total noninterest expense	50,609	59,340

(Loss) income before income taxes	(117)	10,696
Income tax (benefit) expense	(910)	2,200
Net income	$793	$8,496

Net income per share:
Basic	$0.01	$0.15
Diluted	$0.01	$0.15
Shares used in computation:
Basic	56,484,655	56,376,669
Diluted	56,503,875	56,410,416

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
	Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2022	56,325,242	$56	$719,606	$426,659	$(11,943)	$1,134,378
Net income	—	—	—	8,496	—	8,496
Other comprehensive loss	—	—	—	—	(2,592)	(2,592)
Stock based compensation	—	—	32	—	—	32
Cash dividend	—	—	—	(6,199)	—	(6,199)
Issuance of common stock:
Exercise of options	19,500	—	157	—	—	157
Stock grants – vesting of restricted stock units	114,592	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(35,058)	—	(534)	—	—	(534)
Balance: March 31, 2023	56,424,276	$56	$719,261	$428,956	$(14,535)	$1,133,738

Balance: December 31, 2023	56,467,623	$56	$720,899	$218,575	$(14,187)	$925,343
Net income	—	—	—	793	—	793
Other comprehensive gain	—	—	—	—	2,700	2,700
Stock based compensation	—	—	605	—	—	605
Cash dividend	—	—	—	(566)	—	(566)
Issuance of common stock:
Stock grants – vesting of restricted stock units	62,262	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(18,021)	—	(142)	—	—	(142)
Other	—	1	—	—	—	1
Balance: March 31, 2024	56,511,864	$57	$721,362	$218,802	$(11,487)	$928,734

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) - UNAUDITED

(In thousands)

	Quarter Ended March 31,
	2024	2023
Net income	$793	$8,496
Other comprehensive income (loss), net of tax:
Unrealized holding losses on securities arising during the period	(3,208)	(2,825)
Credit loss (income) expense	(84)	849
Net unrealized holding losses on securities arising during the period	(3,292)	(1,976)
Reclassification adjustment for gain included in net income	208	—
Total change in unrealized loss on available-for-sale securities	(3,084)	(1,976)
Realized gain on cash flow hedge	788	—
Unrealized gain on cash flow hedge
Unrealized gain arising during this period	4,902	—
Amortization of unrealized gain (loss) on securities transferred from available-for-sale to held-to-maturity	94	(616)
Total other comprehensive income (loss)	2,700	(2,592)
Total comprehensive income	$3,493	$5,904

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Three Months Ended
	March 31,
	2024	2023
Cash Flows from Operating Activities:
Net income	$793	$8,496
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Provision (reversal) for credit losses	885	(432)
Provision (reversal) for credit losses - securities AFS	(309)	849
Recovery of allowance for credit losses	152	306
Stock–based compensation expense	605	32
Depreciation and amortization	1,190	1,104
Deferred tax (benefit) expense	(3,429)	2,761
Amortization of (discount) premium on securities	(10,658)	(173)
Amortization of core deposit intangible	370	434
Amortization of mortgage servicing rights - net	747	599
Gain on sale of REO	(679)	—
Gain on sale of loans	(263)	—
Gain on sale of securities available-for-sale	(221)	—
Gain from hedging activities	(836)	—
Amortization of OCI - securities transfer to HTM	(94)	616
Valuation allowance on mortgage servicing rights - net	—	(672)
Decrease in accrued interest receivable and other assets	10,434	7,657
Increase (decrease) in accounts payable and other liabilities	8,524	(11,792)
Net cash provided by operating activities	7,211	9,785
Cash Flows from Investing Activities:
Net decrease in loans	87,232	54,387
Proceeds from sale of loans	3,994	—
Proceeds from sale of REO	2,850	—
Purchase of premises and equipment	(1,285)	(2,494)
Disposals of premises and equipment	1	—
Purchases of securities AFS	(1,135,662)	—
Purchases of securities HTM	—	—
Proceeds from sale of securities available-for-sale	643,527	—
Maturities of securities AFS	406,183	9,184
Maturities of securities HTM	13,628	15,948
Net increase in FHLB stock	(12,055)	(33,358)
Net cash provided by investing activities	8,413	43,667
Cash Flows from Financing Activities:
Decrease in deposits	(49,962)	(310,906)
Net increase in FHLB & FRB advances	284,410	995,000
Net increase in subordinated debt	16	15
Net increase (decrease) in repurchase agreements	12,027	(70,351)
Dividends paid	(566)	(6,199)
Proceeds from exercise of stock options	—	158
Repurchase of stock	(142)	(534)
Net cash provided by financing activities	245,783	607,183
Increase in cash and cash equivalents	261,407	660,635
Cash and cash equivalents at beginning of year	1,326,629	656,494
Cash and cash equivalents at end of period	$1,588,036	$1,317,129
Supplemental disclosures of cash flow information:
Cash paid (refunds received) during the period for:
Income taxes	$—	$—
Interest	15,422	65,720
Noncash transactions:
Right of use lease assets and liabilities recognized	168	172
Chargeoffs against allowance for credit losses - loans	493	2,003

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

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

The accompanying unaudited consolidated financial statements include the accounts of the Company as of March 31, 2024 and December 31, 2023, and for the three months ended March 31, 2024 and 2023, and include all information and footnotes required for interim financial reporting presentation.  All intercompany accounts and transactions have been eliminated in consolidation. The results for the 2024 interim periods are not necessarily indicative of the results expected for the full year.  These financial statements assume that readers have read the most recent Annual Report on Form 10-K filed with the SEC which contains the latest available audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023.

Significant Accounting Policies

The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry.  We have not made any changes in our significant accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC, except for those described below.

Derivative Asset (Cash Flow Hedge).  On February 1, 2024, the Bank entered into an interest rate swap agreement with an institutional counterparty used to manage our exposure to changes in interest rates as part of our overall interest rate risk management strategy.  This agreement was solely undertaken as a cash flow hedge of interest rate risk, specifically of the risk of changes in cash flows on interest payments associated with a stream of variable-rate, short-term borrowings for a corresponding amount that are attributable to changes in the future financing rates of each rolling maturity.  This agreement is a derivative instrument and qualifies for hedge accounting under ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities’.  To qualify for hedge accounting, the cash flow hedge must be highly effective at reducing the risk associated with the hedged exposure.  The effectiveness of the hedging relationship is documented at inception and is monitored on at least a quarterly basis through the life of the transaction.  A cash flow hedge that is designated as highly effective is carried at fair value with the change in fair value recorded in other comprehensive income (loss) (“AOCI”).  If the cash flow hedge becomes ineffective, the change in fair value is reclassified from AOCI to earnings.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

The cash flow hedge is classified as derivative assets in the accompanying consolidated balance sheets.  The earnings and cash flow impact from this derivative asset are classified as an offset to interest expense which is consistent with the underlying hedged item.

New Accounting Pronouncements

In June 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2022-03, “Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”.  ASU  2022-03 clarifies how the fair value of equity securities subject to contractual sale restrictions is determined.  Prior to its issuance, there was diversity in practice as to whether the effects of a contractual restriction that prohibits the sale of an equity security should be considered in measuring the security's fair value.  ASU 2022-03 clarifies that a contractual sale restriction should not be considered in measuring fair value.  It also requires entities with investments in equity securities subject to contractual sale restrictions to disclose certain qualitative and quantitative information about such securities.  ASU 2022-03 is effective for fiscal years beginning after December 15, 2023.  The Company’s equity securities portfolio consists solely of investments in Small Business Administration (“SBA”) loan funds which can be redeemed at any time and are not subject to contractual sale restrictions.  The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures”.  ASU 2023-07 requires public entities to disclose “significant segment expenses” by reportable segment if they are regularly provided to the Chief Operating Decision Maker (“CODM”) for review of profit and loss by segment and as a tool in resource-allocation decisions.  A significant segment expense category may be reported for one reportable segment but not for others.  Similarly, reportable segments may have different significant segment expense categories due to the nature of their operations.  The ASU also requires public entities to disclose the title and position of the individual or the name of the group identified as the CODM and how the CODM uses each reportable measure of segment profit or loss to assess performance and allocate resources to the segment.  ASU 2023-07 is effective for fiscal years beginning after December 15, 2023.  For financial reporting purposes, the Company has two segments:  Banking and Wealth Management.  These disclosures are presented in Note 15: Segment Reporting in the accompanying financial statements. The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2024:
Investment securities available-for-sale:
Collateralized mortgage obligations	$10,343	$—	$10,343	$—
Agency mortgage-backed securities	596,279	—	596,279	—
Municipal bonds	46,289	—	46,289	—
SBA securities	12,117	—	12,117	—
Beneficial interests in FHLMC securitization	7,141	—	—	7,141
Corporate bonds	123,797	—	123,797	—
U.S. Treasury	1,249	1,249	—	—
Investment in equity securities	11,776	—	—	11,776
Total assets at fair value on a recurring basis	$808,991	$1,249	$788,825	$18,917

Derivatives:
Cash flow hedge	$6,035	$—	$6,035	$—

December 31, 2023
Investment securities available-for-sale:
Collateralized mortgage obligations	$7,605	$—	$7,605	$—
Agency mortgage-backed securities	107,347	—	107,347	—
Municipal bonds	46,436	—	46,436	—
SBA securities	13,527	—	13,527	—
Beneficial interests in FHLMC securitization	7,242	—	—	7,242
Corporate bonds	122,279	—	122,279	—
U.S. Treasury	398,790	398,790	—	—
Investment in equity securities	11,768	—	—	11,768
Total assets at fair value on a recurring basis	$714,994	$398,790	$297,194	$19,010

The decrease in Level 3 assets from December 31, 2023 was primarily due to a $0.1 million increase in unrealized losses on the beneficial interests in FHLMC portfolio for the first three months of 2024.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

The total collateral dependent impaired Level 3 loans were $5.7 million and $18.7 million at March 31, 2024 and December 31, 2023, respectively. There were no specific reserves related to these loans at March 31, 2024 and December 31, 2023.

Real Estate Owned (REO). The fair value of REO is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.  The decrease in REO from December 31, 2023 was due to the sale of one of the two REO properties held during the quarter ended March 31, 2024, resulting in a gain of $679 thousand which is included in the accompanying consolidated statements of operations.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount.  Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount.  If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income.  All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of March 31, 2024 included prepayment rates ranging from 20% to 30% and a discount rate of 10%.

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

For the Three Months Ended March 31, 2024 - UNAUDITED

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents. The fair value of cash and cash equivalents approximates its carrying value.

Interest-Bearing Deposits with Financial Institutions.  The fair values of interest-bearing deposits maturing within ninety days approximate their carrying values.

Investment Securities Available-for-Sale.  Investment securities available for sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon external third-party models, and management judgment and evaluation for valuation. Level 1 investment securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 investment securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Investment securities classified as Level 3 include beneficial interests in FHLMC securitizations. Significant assumptions in the valuation of these Level 3 securities as of March 31, 2024 and December 31, 2023 included prepayment rates of 20% and 25%, respectively and discount rates ranging from 7.55% to 9.84% and 8.35% to 10.0%, respectively.

Investment Securities Held-to-Maturity.  Investment securities held-to-maturity are carried at amortized cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity.  Investment securities held-to-maturity consist of agency mortgage-backed securities issued by government sponsored entities.  Fair value is determined based upon the same independent pricing model utilized for valuation of Level 2 investment securities available-for-sale.

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

Derivative Assets (Cash Flow Hedge).  The Bank entered into a pay-fixed, receive-variable interest rate swap agreement with a counterparty.  This agreement was solely undertaken as a cash flow hedge of interest rate risk, specifically of the risk of changes in cash flows on interest payments associated with a stream of variable-rate, short-term borrowings for a corresponding amount that are attributable to changes in the future financing rates of each rolling maturity.  We estimate the fair value of this agreement based on inputs from a third-party pricing model, which incorporates such factors as the Treasury curve, the secured overnight financial rate (“SOFR”), and the pay rate on the interest rate swaps.  The fair

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

value of this derivative asset is based on a discounted cash flow approach.  The observable nature of the inputs used in deriving its fair value results in a Level 2 classification.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
March 31, 2024:
Assets:
Cash and cash equivalents	$1,588,036	$1,588,036	$—	$—	$1,588,036
Securities AFS, net	797,215	1,249	788,825	7,141	797,215
Securities HTM	775,702	—	690,760	—	690,760
Loans, net	10,057,051	—	—	9,604,899	9,604,899
Investment in FHLB stock	36,668	—	36,668	—	36,668
Investment in equity securities	11,776	—	—	11,776	11,776
Accrued interest receivable	53,446	53,446	—	—	53,446
Derivative assets	6,035	—	6,035	—	6,035
Liabilities:
Deposits	$10,638,970	$7,921,615	$2,705,671	$—	$10,627,286
Borrowings	1,705,493	905,493	800,000	—	1,705,493
Subordinated debt	173,413	—	—	136,514	136,514
Accrued interest payable	44,342	44,342	—	—	44,342

December 31, 2023:
Assets:
Cash and cash equivalents	$1,326,629	$1,326,629	$—	$—	$1,326,629
Securities AFS, net	703,226	398,790	297,194	7,242	703,226
Securities HTM	789,578	—	710,021	—	710,021
Loans, net	10,148,597	—	—	9,827,508	9,827,508
Investment in FHLB stock	24,613	—	24,613	—	24,613
Investment in equity securities	11,768	—	—	11,768	11,768
Accrued interest receivable	54,163	54,163	—	—	54,163
Liabilities:
Deposits	$10,688,932	$7,545,262	$3,145,870	$—	$10,691,132
Borrowings	1,409,056	609,056	800,000	—	1,409,056
Subordinated debt	173,397	—	—	136,002	136,002
Accrued interest payable	42,177	42,177	—	—	42,177

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
March 31, 2024:
Collateralized mortgage obligations	$11,705	$—	$(1,362)	$—	$10,343
Agency mortgage-backed securities	600,907	—	(4,628)	—	596,279
Municipal bonds	49,369	—	(3,080)	—	46,289
SBA securities	12,225	2	(110)	—	12,117
Beneficial interests in FHLMC securitization	14,240	—	(506)	(6,593)	7,141
Corporate bonds	138,823	—	(13,708)	(1,318)	123,797
U.S. Treasury	1,299	—	(50)	—	1,249
Total	$828,568	$2	$(23,444)	$(7,911)	$797,215

December 31, 2023:
Collateralized mortgage obligations	$8,946	$—	$(1,341)	$—	$7,605
Agency mortgage-backed securities	106,733	1,028	(414)	—	107,347
Municipal bonds	49,473	—	(3,037)	—	46,436
SBA securities	13,631	2	(106)	—	13,527
Beneficial interests in FHLMC securitization	14,473	4	(418)	(6,818)	7,241
Corporate bonds	138,858	—	(15,176)	(1,402)	122,280
U.S. Treasury	399,375	—	(585)	—	398,790
Total	$731,489	$1,034	$(21,077)	$(8,220)	$703,226

The following table provides a summary of the Company’s securities HTM portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
March 31, 2024:
Agency mortgage-backed securities	$775,702	$—	$(84,942)	$—	$690,760
Total	$775,702	$—	$(84,942)	$—	$690,760

December 31, 2023:
Agency mortgage-backed securities	$789,578	$1	$(79,558)	$—	$710,021
Total	$789,578	$1	$(79,558)	$—	$710,021

As of March 31, 2024, the tables above include $541.9 million in agency mortgage-backed securities pledged as collateral to the state of Florida to meet regulatory requirements; $1.2 million in U.S. Treasury securities pledged as collateral to various states to meet regulatory requirements related to the Bank’s trust operations; $260.8 million of agency mortgage-backed securities pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into from 2018 and 2021; and $80.0 million in securities consisting of SBA securities, collateralized mortgage obligations, and agency mortgage-backed securities pledged as collateral for repurchase agreements obtained from a prior bank acquisition.  A total of $444.5 million in SBA and agency mortgage-backed securities, collateralized mortgage obligations, corporate and municipal bonds are pledged as collateral to the Federal Reserve Bank’s discount window and bank term funding program from which the Bank may borrow.

We monitor the credit quality of these securities by evaluating various quantitative attributes. The credit quality indicators the Company monitors include, but are not limited to, credit ratings of individual securities and the credit rating

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

of United States government-sponsored enterprises that guarantee the securities. Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk.  As of March 31, 2024, all of the Company’s securities were either investment grade or were issued by a U.S. government agency or GSE with an investment grade rating, with the exception of two corporate bonds having a combined market value of $31.5 million which were below investment grade.

The tables below indicate the gross unrealized losses and fair values of our securities AFS portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$2,879	$(60)	$7,464	$(1,302)	$10,343	$(1,362)
Agency mortgage-backed securities	591,018	(4,199)	5,261	(429)	596,279	(4,628)
Municipal bonds	2,271	(34)	42,708	(3,046)	44,979	(3,080)
SBA securities	65	—	10,627	(110)	10,692	(110)
Beneficial interests in FHLMC securitization	1,308	(21)	3,992	(485)	5,300	(506)
Corporate bonds	28,435	(1,565)	96,680	(12,143)	125,115	(13,708)
U.S. Treasury	398	(2)	851	(48)	1,249	(50)
Total	$626,374	$(5,881)	$167,583	$(17,563)	$793,957	$(23,444)

	Securities with Unrealized Loss at December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$—	$—	$7,606	$(1,341)	$7,606	$(1,341)
Agency mortgage-backed securities	—	—	5,710	(414)	5,710	(414)
Municipal bonds	1,779	(26)	42,847	(3,011)	44,626	(3,037)
SBA securities	353	—	12,025	(106)	12,378	(106)
Beneficial interests in FHLMC securitization	—	—	4,041	(418)	4,041	(418)
Corporate bonds	14,847	(153)	108,832	(15,023)	123,679	(15,176)
U.S. Treasury	397,942	(534)	848	(51)	398,790	(585)
Total	$414,921	$(713)	$181,909	$(20,364)	$596,830	$(21,077)

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

For the Three Months Ended March 31, 2024 - UNAUDITED

The tables below indicate the gross unrecognized losses and fair value of our securities HTM portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrecognized loss position.

	Securities with Unrecognized Loss at March 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$19,455	$(111)	$671,305	$(84,831)	$690,760	$(84,942)
Total	$19,455	$(111)	$671,305	$(84,831)	$690,760	$(84,942)

	Securities with Unrecognized Loss at December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$—	$—	$689,454	$(79,558)	$689,454	$(79,558)
Total	$—	$—	$689,454	$(79,558)	$689,454	$(79,558)

During the quarter ended March 31, 2024, securities available-for-sale totaling $1.0 billion were sold or matured, resulting in a gain on sale of securities available-for-sale of $221 thousand.  There were no security sales during the quarter ended March 31, 2023.

The following is a rollforward of the Company’s allowance for credit losses related to investments for the following periods:

	Beginning	Provision (Reversal)			Ending
(dollars in thousands)	Balance	for Credit Losses	Charge-offs	Recoveries	Balance

Three Months Ended March 31, 2024:
Beneficial interests in FHLMC securitization	$6,818	$(225)	$—	$—	$6,593
Corporate bonds	1,402	(84)	—	—	1,318
Total	$8,220	$(309)	$—	$—	$7,911

Three Months Ended March 31, 2023:
Beneficial interests in FHLMC securitization	$11,439	$(124)	$—	$—	$11,315
Corporate bonds	—	973	—	—	973
Total	$11,439	$849	$—	$—	$12,288

Year Ended December 31, 2023:
Beneficial interests in FHLMC securitization	$11,439	$(650)	$(3,971)	$—	$6,818
Corporate bonds	—	1,402	—	—	1,402
Total	$11,439	$752	$(3,971)	$—	$8,220

During the three month periods ending March 31, 2024 and March 31, 2023, the Company recorded a provision (reversal) for credit losses of ($309) thousand and $849 thousand, respectively.

The ACL on investment securities is determined for both held-to-maturity and available-for-sale classifications of the investment portfolio in accordance with ASC 326, and is evaluated on a quarterly basis. The ACL for held-to-

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

maturity investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. Under ASC 326-20, for investment securities where the Company has reason to believe the credit loss exposure is remote, such as those guaranteed by the U.S. government or government sponsored entities, a zero-loss expectation is applied and a company is not required to estimate and recognize an ACL.  The ACL related to held-to-maturity investment securities was zero at March 31, 2024.

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

On a quarterly basis, the Company engages with an independent third party to perform an analysis of expected credit losses for its municipal and corporate bond securities in order to supplement our own internal review.  As of March 31, 2024, the analysis concluded and the Company concurred that seventeen corporate bonds were impacted by credit loss, for which ($84) thousand was recorded as reversal of provision to the ACL related to available-for-sale securities and that no municipal bond securities were impacted by credit loss.  For the three-month periods ended March 31, 2024 and March 31, 2023, there were no charge-offs recorded.  For the year ended December 31, 2023, the Company recorded charge-offs of $4.0 million related to several interest-only strip securities.  The ACL related to available-for-sale securities totaled $7.9 million and $8.2 million as of March 31, 2024 and December 31, 2023, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

The amortized cost and fair value of investment securities AFS by contractual maturity were as follows for the periods indicated:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
March 31, 2024
Amortized Cost:
Collateralized mortgage obligations	$—	$455	$—	$11,250	$11,705
Agency mortgage-backed securities	87	3,997	—	596,823	600,907
Municipal bonds	—	11,423	34,962	2,984	49,369
SBA securities	—	838	588	10,799	12,225
Beneficial interests in FHLMC securitization	3,243	5,190	—	5,807	14,240
Corporate bonds	5,000	61,949	66,348	5,526	138,823
U.S. Treasury	799	500	—	—	1,299
Total	$9,129	$84,352	$101,898	$633,189	$828,568
Weighted average yield	2.84%	6.40%	2.89%	5.35%	5.13%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$409	$—	$9,934	$10,343
Agency mortgage-backed securities	85	3,781	—	592,413	596,279
Municipal bonds	—	10,885	32,934	2,470	46,289
SBA securities	—	832	586	10,699	12,117
Beneficial interests in FHLMC securitization	3,243	5,190	—	5,301	13,734
Corporate bonds	4,997	58,795	57,344	3,979	125,115
U.S. Treasury	786	463	—	—	1,249
Total	$9,111	$80,355	$90,864	$624,796	$805,126

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2023
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$513	$8,433	$8,946
Agency mortgage-backed securities	141	4,364	—	102,228	106,733
Municipal bonds	—	9,672	36,103	3,698	49,473
SBA securities	—	944	623	12,064	13,631
Beneficial interests in FHLMC securitization	3,315	5,380	—	5,778	14,473
Corporate bonds	5,012	60,444	67,872	5,530	138,858
U.S. Treasury	398,676	699	—	—	399,375
Total	$407,144	$81,503	$105,111	$137,731	$731,489
Weighted average yield	5.47%	6.46%	2.90%	5.94%	5.30%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$466	$7,139	$7,605
Agency mortgage-backed securities	137	4,134	—	103,076	107,347
Municipal bonds	—	9,231	34,142	3,063	46,436
SBA securities	—	936	622	11,969	13,527
Beneficial interests in FHLMC securitization	3,315	5,380	—	5,364	14,059
Corporate bonds	4,973	58,337	56,395	3,977	123,682
U.S. Treasury	398,135	655	—	—	398,790
Total	$406,560	$78,673	$91,625	$134,588	$711,446

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

The amortized cost and fair value of investment securities HTM by contractual maturity were as follows for the periods indicated:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
March 31, 2024
Amortized Cost:
Agency mortgage-backed securities	$—	$3,915	$11,956	$759,831	$775,702
Total	$—	$3,915	$11,956	$759,831	$775,702
Weighted average yield	—%	0.87%	1.47%	2.30%	2.28%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$3,644	$10,847	$676,269	$690,760
Total	$—	$3,644	$10,847	$676,269	$690,760

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2023
Amortized Cost:
Agency mortgage-backed securities	$—	$4,259	$12,537	$772,782	$789,578
Total	$—	$4,259	$12,537	$772,782	$789,578
Weighted average yield	—%	0.86%	1.44%	2.26%	2.24%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$3,972	$11,457	$694,592	$710,021
Total	$—	$3,972	$11,457	$694,592	$710,021

NOTE 4: LOANS

The following is a summary of our loans held for investment as of:

	March 31,	December 31,
(dollars in thousands)	2024	2023
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$5,220,725	$5,227,885
Single family	929,922	950,712
Total real estate loans secured by residential properties	6,150,647	6,178,597
Commercial properties	990,769	987,596
Land and construction	95,532	137,298
Total real estate loans	7,236,948	7,303,491
Commercial and industrial loans	2,831,982	2,856,228
Consumer loans	1,261	1,328
Total loans	10,070,191	10,161,047
Premiums, discounts and deferred fees and expenses	16,155	16,755
Total	$10,086,346	$10,177,802

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

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

Loans with a collateral value totaling $287.6 million and $283.7 million were pledged as collateral to secure borrowings with the Federal Reserve Bank at March 31, 2024 and December 31, 2023, respectively. Loans with a market value of $4.3 billion and $4.2 billion were pledged as collateral to secure borrowings with the FHLB at March 31, 2024 and December 31, 2023, respectively.

During the quarter ended March 31, 2024, loans totaling $3.7 million in unpaid principal balance were sold, resulting in a net gain on sale of loans of $263 thousand. There were no loan sales during the quarter ended March 31, 2023.

There were no outstanding loans held-for-sale as of March 31, 2024 and December 31, 2023.

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
March 31, 2024:
Real estate loans:
Residential properties	$816	$732	$—	$448	$1,996	$6,167,416	$6,169,412
Commercial properties	8,570	—	—	8,315	16,885	972,961	989,846
Land and construction	—	—	—	—	—	95,269	95,269
Commercial and industrial loans	3,280	4,550	—	9,047	16,877	2,813,628	2,830,505
Consumer loans	156	—	—	—	156	1,158	1,314
Total	$12,822	$5,282	$—	$17,810	$35,914	$10,050,432	$10,086,346

Percentage of total loans	0.13%	0.05%	—%	0.18%	0.36%

December 31, 2023:
Real estate loans:
Residential properties	$93	$416	$—	$112	$621	$6,196,923	$6,197,544
Commercial properties	27,403	403	1,730	2,915	32,451	954,321	986,772
Land and construction	—	—	—	—	—	136,827	136,827
Commercial and industrial loans	525	88	—	8,804	9,417	2,845,845	2,855,262
Consumer loans	—	—	—	—	—	1,397	1,397
Total	$28,021	$907	$1,730	$11,831	$42,489	$10,135,313	$10,177,802

Percentage of total loans	0.28%	0.01%	0.02%	0.12%	0.42%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
March 31, 2024:
Real estate loans:
Residential properties	$448	$—
Commercial properties	2,853	5,462
Commercial and industrial loans	8,797	250
Consumer loans	—	—
Total	$12,098	$5,712

December 31, 2023:
Real estate loans:
Residential properties	$—	$112
Commercial properties	—	2,915
Commercial and industrial loans	7,406	1,398
Total	$7,406	$4,425

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

The following table presents our loan modifications made to borrowers experiencing financial difficulty by type of modification for the quarter ended March 31, 2024, with related amortized cost balances, respective percentage share of the total class of loans, and the related financial effect:

	March 31, 2024:
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial real estate loans	$12,900	1.3%	1 loan with term extension of 3 months.
Commercial and industrial loans	736	0.03%	10 loans with term extensions of 3 months; 3 loans with term extensions of 10 months, 12 months and 60 months, respectively.
Total	$13,636

	Combination
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	$6,800	0.24%	1 loan with term extension of 6 months and 5 month payment forbearance; 4 loans with term extensions of 7 months and payment forbearances of 6 months.
Total	$6,800

	Total
	Amortized Cost Basis	% of Total Class of Loans
Commercial real estate loans	$12,900	1.30%
Commercial and industrial loans	7,536	0.27%
Total	$20,436

The Company did not make any loan modifications to borrowers experiencing financial difficulty for the quarter ended March 31, 2023.

The following presents the payment status of our loan modifications made during the previous twelve-month period of April 1, 2023 to March 31, 2024:

		30-89 Days	90+ Days
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Total
March 31, 2024:
Residential loans	$247	$—	$—	$—	$247
Commercial real estate loans	13,525	—	—	8,084	21,609
Commercial and industrial loans	13,968	—	—	—	13,968
Total	$27,740	$—	$—	$8,084	$35,824

None of the loans modified during the previous twelve-month period of April 1, 2023 to March 31, 2024 subsequently had a payment default.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

NOTE 5: ALLOWANCE FOR CREDIT LOSSES

The Company accounts for ACL related to loans in accordance with ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to record an estimate of current expected credit losses (“CECL”) for loans at the time of origination.  The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated balance sheet.

The measurement of the ACL is performed by collectively pooling and evaluating loans with similar risk characteristics.  The quantitative CECL model estimates credit losses by applying pool-specific probability of default (“PD”) and loss given default (“LGD”) rates to the expected exposure at default ("EAD") over the contractual life of the loans.  A significant portion of the ACL is calculated and measured on a collective pool basis, representing $9.8 billion or approximately 97.5% of the total blended loan portfolio as of March 31, 2024.  Pooled loan segments consisted of multifamily, commercial, single-family, non-owner occupied commercial real estate, and construction loans.  The remaining portion of the loan portfolio, representing $247 million or approximately 2.5% of the total blended loan portfolio, consisted of small homogeneous loan portfolios which has its quantitative reserve calculated separately based on historical loss factors for the respective portfolios or, if no historical loss is available, based on peer group historical losses.  These loan portfolios include equipment finance, land, consumer and commercial small balance loans.  In addition, collateral dependent loans are separately valued based on the fair value of the underlying collateral.

As of December 31, 2023, the ACL was calculated and measured based upon $9.9 billion or 97.2% of the total blended portfolio evaluated on a collective pool basis and $268 million in small homogeneous loan portfolios or 2.6% of the total blended portfolio evaluated using historical loss factors.

The measurement also incorporates qualitative components such as internal and external risk factors that may not be adequately assessed in the quantitative model.  Qualitative adjustments primarily relate to segments of the loan portfolio deemed by management to be of a higher-risk profile or other factors where management believes the quantitative component of the ACL model may not be fully reflective of levels deemed adequate in the judgement of management.  Qualitative adjustments may also relate to uncertainty as to future macroeconomic conditions and the related impact on certain loan segments.  Management reviews the need for an appropriate level of quantitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.

For purposes of calculating the ACL, the Company has elected to include deferred loan fees and expenses in the loan balance and exclude accrued interest from loan balances.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

The following is a rollforward of the allowance for credit losses related to loans for the following periods:

		Provision
	Beginning	(Reversal) for			Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three Months Ended March 31, 2024:
Real estate loans:
Residential properties	$9,921	$(1,547)	$—	$—	$8,374
Commercial properties	4,148	449	—	—	4,597
Land and construction	332	(266)	—	—	66
Commercial and industrial loans	14,796	1,797	(493)	151	16,251
Consumer loans	8	(2)	—	1	7
Total	$29,205	$431	$(493)	$152	$29,295

Three Months Ended March 31, 2023:
Real estate loans:
Residential properties	$8,306	$(43)	$—	$—	$8,263
Commercial properties	8,714	(2,732)	(249)	—	5,733
Land and construction	164	152	—	—	316
Commercial and industrial loans	16,521	1,685	(1,752)	306	16,760
Consumer loans	26	(1)	(2)	—	23
Total	$33,731	$(939)	$(2,003)	$306	$31,095

Year Ended December 31, 2023:
Real estate loans:
Residential properties	$8,306	$1,615	$—	$—	$9,921
Commercial properties	8,714	(4,317)	(249)	—	4,148
Land and construction	164	168	—	—	332
Commercial and industrial loans	16,521	1,171	(4,998)	2,102	14,796
Consumer loans	26	(18)	(2)	2	8
Total	$33,731	$(1,381)	$(5,249)	$2,104	$29,205

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

A loan is considered collateral dependent when the borrower is experiencing financial difficulty and repayment of the loan is expected to be provided substantially through the operation or sale of the collateral.  Collateral dependent loans are evaluated individually to determine expected credit losses and any ACL allocation is determined based upon the amount by which amortized costs exceed the estimated fair value of the collateral, adjusted for estimated selling costs (if applicable).  The following table presents the amortized cost basis of collateral dependent loans and the related ACL allocated to these loans as of the dates indicated:

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
March 31, 2024:
Loans secured by real estate:
Commercial real estate loans	5,462	—	—	5,462	—
Commercial loans	—	250	—	250	—
Total	$5,462	$250	$—	$5,712	$—

December 31, 2023:
Loans secured by real estate:
Commercial real estate loans	2,523	—	—	2,523	—
Commercial loans	—	250	978	1,228	—
Total	$2,523	$250	$978	$3,751	$—

Credit Risk Management

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

The following tables present risk categories of loans based on year of origination, and includes gross charge-offs in accordance with ASU 2022-02 as of the dates presented:

							Revolving
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
March 31, 2024:
Loans secured by real estate:
Residential
Multifamily
Pass	$11,840	$37,338	$2,353,803	$1,537,271	$755,425	$526,040	$—	$5,221,717
Special mention	—	—	—	—	—	1,125	—	1,125
Substandard	—	—	—	—	—	13,027	—	13,027
Total	$11,840	$37,338	$2,353,803	$1,537,271	$755,425	$540,192	$—	$5,235,869
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Single family
Pass	$—	$10,594	$256,453	$265,560	$92,293	$239,977	$47,630	$912,507
Special mention	—	—	—	—	—	20,004	—	20,004
Substandard	—	—	—	—	—	898	134	1,032
Total	$—	$10,594	$256,453	$265,560	$92,293	$260,879	$47,764	$933,543
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$614	$2,435	$222,908	$129,672	$146,487	$441,460	$—	$943,576
Special mention	—	—	—	1,215	2,259	1,201	—	4,675
Substandard	—	12,900	—	114	1,389	27,192	—	41,595
Total	$614	$15,335	$222,908	$131,001	$150,135	$469,853	$—	$989,846
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Land and construction
Pass	$—	$22,503	$37,070	$18,646	$9,388	$7,662	$—	$95,269
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$—	$22,503	$37,070	$18,646	$9,388	$7,662	$—	$95,269
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$43,231	$177,918	$1,065,076	$273,177	$113,850	$41,252	$1,070,563	$2,785,067
Special mention	—	—	1,240	24,578	298	644	730	27,490
Substandard	133	53	380	798	3,768	1,788	11,028	17,948
Total	$43,364	$177,971	$1,066,696	$298,553	$117,916	$43,684	$1,082,321	$2,830,505
Gross charge-offs	$—	$15	$359	$84	$35	$—	$—	$493

Consumer
Pass	$32	$11	$—	$557	$—	$353	$361	$1,314
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$32	$11	$—	$557	$—	$353	$361	$1,314
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$55,717	$250,799	$3,935,310	$2,224,883	$1,117,443	$1,256,744	$1,118,554	$9,959,450
Special mention	—	—	1,240	25,793	2,557	22,974	730	53,294
Substandard	133	12,953	380	912	5,157	42,905	11,162	73,602
Total	$55,850	$263,752	$3,936,930	$2,251,588	$1,125,157	$1,322,623	$1,130,446	$10,086,346
Gross charge-offs	$—	$15	$359	$84	$35	$—	$—	$493

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

							Revolving
(dollars in thousands)	2023	2022	2021	2020	2019	Prior	Loans	Total
December 31, 2023:
Loans secured by real estate:
Residential
Multifamily
Pass	$37,343	$2,355,381	$1,537,636	$763,736	$289,675	$243,146	$—	$5,226,917
Special mention	—	—	1,248	—	5,577	9,426	—	16,251
Substandard	—	—	—	—	—	—	—	—
Total	$37,343	$2,355,381	$1,538,884	$763,736	$295,252	$252,572	$—	$5,243,168
Gross charge-offs	$—	—	—	—	—	—	—	$—

Single family
Pass	$13,631	$259,043	$267,373	$92,567	$38,132	$208,035	$54,444	$933,225
Special mention	—	—	—	—	—	20,166	—	20,166
Substandard	—	—	—	—	—	846	139	985
Total	$13,631	$259,043	$267,373	$92,567	$38,132	$229,047	$54,583	$954,376
Gross charge-offs	$—	—	—	—	—	—	—	$—

Commercial real estate
Pass	$2,469	$221,525	$130,579	$119,684	$81,243	$383,729	$—	$939,229
Special mention	—	—	1,223	2,275	—	10,747	—	14,245
Substandard	12,900	—	116	1,445	11,424	7,413	—	33,298
Total	$15,369	$221,525	$131,918	$123,404	$92,667	$401,889	$—	$986,772
Gross charge-offs	$—	—	—	—	—	249	—	$249

Land and construction
Pass	$19,151	$43,923	$29,445	$36,498	$807	$7,003	$—	$136,827
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$19,151	$43,923	$29,445	$36,498	$807	$7,003	$—	$136,827
Gross charge-offs	$—	—	—	—	—	—	—	$—

Commercial
Pass	$182,391	$1,082,510	$291,663	$119,035	$21,314	$25,030	$1,087,075	$2,809,018
Special mention	—	1,360	24,653	703	56	656	735	28,163
Substandard	55	12	842	3,881	1,325	458	11,508	18,081
Total	$182,446	$1,083,882	$317,158	$123,619	$22,695	$26,144	$1,099,318	$2,855,262
Gross charge-offs	$257	1,420	1,205	587	117	48	1,364	$4,998

Consumer
Pass	$47	$—	$577	$—	$299	$59	$415	$1,397
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$47	$—	$577	$—	$299	$59	$415	$1,397
Gross charge-offs	$—	—	—	—	—	—	2	$2

Total loans
Pass	$255,032	$3,962,382	$2,257,273	$1,131,520	$431,470	$867,002	$1,141,934	$10,046,613
Special mention	—	1,360	27,124	2,978	5,633	40,995	735	78,825
Substandard	12,955	12	958	5,326	12,749	8,717	11,647	52,364
Total	$267,987	$3,963,754	$2,285,355	$1,139,824	$449,852	$916,714	$1,154,316	$10,177,802
Gross charge-offs	$257	1,420	1,205	587	117	297	1,366	$5,249

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

NOTE 6: CORE DEPOSIT INTANGIBLES

Core deposit intangibles are intangible assets having definite useful lives arising from whole bank acquisitions.  Core deposit intangibles are amortized on an accelerated method over their estimated useful lives, ranging from 7 to 10 years.  At March 31, 2024 and December 31, 2023, core deposit intangible assets totaled $4.6 million and $4.9 million, respectively, and we recognized $370 thousand and $434 thousand in core deposit intangible amortization expense for the three-month periods ended March 31, 2024 and March 31, 2023, respectively.

NOTE 7: DERIVATIVE ASSETS

On February 1, 2024, the Bank entered into an interest rate swap agreement with an institutional counterparty to hedge against our exposure to changes in interest rates as part of our overall interest rate risk management strategy.  On the date the agreement was entered into, the derivative was designated as a cash flow hedge, as it was undertaken to manage   the risk of changes in cash flows on interest payments associated with a stream of variable-rate, short-term borrowings for a corresponding amount that are attributable to changes in the future financing rates of each rolling maturity.  At inception and on a quarterly basis thereafter, an assessment is performed to determine the effectiveness of the derivative at reducing the risk associated with the hedged exposure.  A cash flow hedge designated as highly effective is carried at fair value on the balance sheet with the portion of change in fair value of the cash flow hedge considered highly effective recognized in AOCI.  If the cash flow hedge becomes ineffective, the portion of the change in fair value of the cash flow hedge considered ineffective is reclassified from AOCI to earnings.

The hedging instrument is a pay-fixed, receive variable interest rate swap agreement having a beginning notional amount of $450 million.  The Bank pays quarterly interest at a fixed rate of 3.583% and receives quarterly interest payments calculated at the Daily Simple SOFR over the same period.  The original term of the agreement is five years, expiring on February 1, 2029.  On March 28, 2024, the original hedge position notional amount was reduced by $100 million, and a corresponding amount of the hedged item was simultaneously de-designated, resulting in the recording of a partial gain of $0.8 million, classified as capital markets activities on the accompanying statements of operations.

At March 31, 2024, the fair value of the cash flow hedge was $6.0 million and is classified as derivative assets on the accompanying balance sheet.  A corresponding $5.2 million is classified as a component of AOCI, which represents the fair value of the derivative asset less the $0.8 million realized gain recognized on the de-designation.

NOTE 8: LOAN SALES AND MORTGAGE SERVICING RIGHTS

The Company retained servicing rights for the majority of the loans sold and recognized mortgage servicing rights in connection with multifamily loan sale transactions that occurred in 2021 and prior.  As of March 31, 2024 and December 31, 2023, mortgage servicing rights net of valuation allowance totaled $4.8 million and $5.5 million, respectively and is classified as a component of other assets in the accompanying consolidated balance sheets. The amount of loans serviced for others totaled $1.0 billion at March 31, 2024 and December 31, 2023.  Servicing fees collected for the first three months of 2024 and 2023 were $0.6 million.

There were no loan sale or purchase transactions that resulted in the recognition of mortgage servicing rights in 2024 and 2023.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

NOTE 9: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	March 31, 2024		December 31, 2023
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$1,827,520	—	$1,467,806	—
Interest-bearing	2,785,092	3.65%	2,881,786	2.94%
Money market and savings	3,309,002	3.79%	3,195,670	3.81%
Certificates of deposit	2,717,356	4.76%	3,143,670	4.87%
Total	$10,638,970	3.35%	$10,688,932	3.36%

The following table provides the remaining maturities of certificate of deposit accounts of greater than $250,000 as of:

	March 31, 2024	December 31, 2023
Large Denomination Certificates of Deposit Maturity Distribution	(dollars in thousands)

3 months or less	$25,049	$343,078
Over 3 months through 6 months	23,652	24,126
Over 6 months through 12 months	110,073	56,415
Over 12 months	3,676	30,994
Total	$162,450	$454,613

Large depositor relationships, consisting of deposit relationships which exceed 2% of total deposits, accounted for, in the aggregate, 11.7% and 12.5% of our total deposits as of March 31, 2024 and December 31, 2023, respectively.  The composition of our large depositor relationships continues to include clients which have maintained long-term depository relationships with us.

Accrued interest payable on deposits, which is included in accounts payable and other liabilities, was $35.4 million and $36.7 million at March 31, 2024 and December 31, 2023, respectively.

NOTE 10: BORROWINGS

The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”), and other institutions.  At March 31, 2024, our borrowings consisted of $800 million in FHLB putable advances at the Bank, $550 million of FHLB term advances at the Bank, $279 million in term advances from the Federal Reserve Bank, and $76 million in repurchase agreements at the Bank.  At December 31, 2023, our borrowings consisted of $800 million in FHLB putable advances at the Bank, $100 million of FHLB term advances at the Bank, $160 million in overnight advances and $285 million in term advances from the Federal Reserve Bank, and $64 million in repurchase agreements at the Bank.

FHLB Advances

The FHLB putable advances outstanding at March 31, 2024 had a weighted average remaining life of 5.16 years and a weighted average interest rate of 3.74%.  The putable advances can be called quarterly until maturity at the option of the FHLB beginning in January 2024.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

The FHLB term advances outstanding at March 31, 2024 consist of the following:

$100 million in a three-month fixed-rate advance maturing on May 1, 2024 at an interest rate of 5.60%.

$350 million in a three-month fixed-rate advance maturing on April 30, 2024 at an interest rate of 5.60%.

$100 million in a five-year fixed rate advance maturing on June 28, 2028 at an interest rate of 4.21%.

FHLB advances are collateralized primarily by loans secured by single family, multifamily, and commercial real estate properties with a market value of $5.7 billion as of March 31, 2024. The Bank’s total unused borrowing capacity from the FHLB as of March 31, 2024 was $2.0 billion. The Bank had in place $10 million of letters of credit from the FHLB as of March 31, 2024, which are used to meet collateral requirements for deposits from local agencies.

The FHLB putable advances outstanding at December 31, 2023 had a weighted average remaining life of 5.41 years and a weighted average interest rate of 3.74%.  The FHLB term advances had an interest rate of 4.21% and matures on June 28, 2028.  FHLB advances were collateralized primarily by loans secured by single family, multifamily, and commercial real estate properties with a market value of $4.3 billion as of December 31, 2023. The Bank’s total unused borrowing capacity from the FHLB as of December 31, 2023 was $2.0 billion. The Bank had in place $310 million of letters of credit from the FHLB as of December 31, 2023, which are used to meet collateral requirements for deposits from the State of California and local agencies.

Federal Reserve Bank Borrowings

The Bank has a secured line of credit with the Federal Reserve Bank including the secured borrowing capacity through the Federal Reserve Bank’s Discount Window, Borrower-in-Custody (“BIC”), and Bank Term Funding (“BTFP”) programs.  Borrowings under the BIC program are overnight advances with interest chargeable at the primary credit borrowing rate.  At March 31, 2024, the Bank did not have any borrowings outstanding under the BIC program.  Borrowings under the BTFP, which was established in March 2023, are for periods up to one year in length, with interest rates based on the one-year overnight index swap (“OIS”) rate plus a spread of 10 basis points.  BTFP borrowings totaled $279 million at March 31, 2024 and are collateralized by eligible investment securities valued at par and provide an additional source of liquidity.  At March 31, 2024, the Bank had secured unused borrowing capacity of $452 million under this agreement.

At December 31, 2023, the Bank had outstanding BIC program borrowings totaling $160 million, bearing an interest rate of 5.50% and were repaid in full in early January, 2024.  At December 31, 2023, the Bank had outstanding BTFP borrowings totaling $285 million.  At December 31, 2023, the Bank had secured unused borrowing capacity of $402 million under this agreement.

Uncommitted Credit Facilities:

The Bank has a total of $170 million in borrowing capacity through unsecured federal funds lines, ranging in size from $20 million to $100 million, with four correspondent financial institutions.  There were no balances outstanding under these arrangements as of March 31, 2024 and December 31, 2023.

Holding Company Line of Credit:

During 2017, FFI entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $20 million maturing in February 2025. The loan bears an interest rate of Prime rate, plus 50 basis points (0.50%). FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in the Bank. We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. As of March 31, 2024 and December 31, 2023, FFI was in compliance with the covenants

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

contained in the loan agreement.  As of March 31, 2024 and December 31, 2023, there were no balances outstanding under this agreement.

Repurchase Agreements:

The repurchase agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability.  The investment securities underlying these agreements remain in the Company’s securities AFS portfolio.  As of March 31, 2024 and December 31, 2023, the repurchase agreements are collateralized by investment securities with a fair value of approximately $80.0 million and $76.3 million, respectively.

NOTE 11: SUBORDINATED DEBT

At March 31, 2024 and December 31, 2023, FFI had two issuances of subordinated notes outstanding with an aggregate carrying value of $173 million.  At March 31, 2024 and December 31, 2023, FFI was in compliance with all covenants under its subordinated debt agreements.  The following table summarizes the outstanding subordinated notes as of the dates indicated:

		Current	Current	Carrying Value
	Stated	Interest	Principal	March 31,	December 31,
(dollars in thousands)	Maturity	Rate	Balance	2024	2023
Subordinated notes
Subordinated notes due 2032, 3.50% per annum until February 1, 2027, 3-month SOFR + 2.04% thereafter	February 1, 2032	3.50%	$150,000	$148,118	$148,058
Subordinated notes due 2030, 6.0% per annum until June 30, 2025, 3-month SOFR + 5.90% thereafter.	June 30, 2030	6.00%	24,165	25,295	25,339
Total			$174,165	$173,413	$173,397

NOTE 12: INCOME TAXES

For the three months ended March 31, 2024, the Company recorded an income tax benefit of $910 thousand and had an effective tax rate of 777.8%.  For the three months ended March 31, 2023, the Company recorded income tax expense of $2.2 million and had an effective tax rate of 20.6%.  The changes in the effective tax rate were predominately due to the changes in pretax income.  The effective tax rates differ from the combined federal and state statutory rates for the Company of 28.2% due primarily to various permanent tax differences, including tax-exempt income, tax credits from low-income housing tax credit investments, and other items that impact our effective tax rate.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized.  Management has evaluated the realization of deferred tax assets and has determined that it is more likely than not that all of the deferred tax assets would be realized, therefore no valuation allowance was provided against the deferred tax assets.

Deferred tax assets totaled $33.6 million and $29.1 million at March 31, 2024 and December 31, 2023, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

NOTE 13: SHAREHOLDERS’ EQUITY

FFI is a holding company and does not have any direct operating activities. Any future cash flow needs of FFI are expected to be met by its existing cash and cash equivalents and dividends from its subsidiaries. The Bank is subject to various laws and regulations that limit the amount of dividends that a bank can pay without obtaining prior approval from bank regulators. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve-month period.  FFI’s cash and cash equivalents totaled $5.3 million and $15.3 million at March 31, 2024 and December 31, 2023, respectively.

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

	Three Months Ended		Three Months Ended
	March 31, 2024		March 31, 2023
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted
Net income	$793	$793	$8,496	$8,496
Basic common shares outstanding	56,484,655	56,484,655	56,376,669	56,376,669
Effect of options, restricted stock and contingent shares issuable		19,220		33,747
Diluted common shares outstanding		56,503,875		56,410,416
Net income per share	$0.01	$0.01	$0.15	$0.15

NOTE 15: SEGMENT REPORTING

For the three months ended March 31, 2024 and 2023, the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The reportable segments are determined by products and services offered and the corporate structure.  Business segment earnings before taxes are the primary measure of the segment’s performance as evaluated by management.  Business segment earnings before taxes include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations.  Allocations of corporate expenses, such as finance and accounting, data processing and human resources are calculated based on estimated activity or usage levels.  The management accounting process measures the performance of the operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies.  If the management structures and/or the allocation process changes, allocations, transfers, and assignments may change.

In accordance with ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”,  the significant expenses shown in the tables below are those that are regularly provided to the chief operating decision maker (CODM) who regularly uses them, along with other information in assessing the segments’ performance and in decisions regarding the allocation of resources.  With respect to ASU 2023-07, the CODM for the Company is the

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2024 - UNAUDITED

Chief Executive Officer.  The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Three Months Ended March 31, 2024:
Interest income	$150,453	$—	$—	$150,453
Interest expense	110,362	—	1,705	112,067
Net interest income	40,091	—	(1,705)	38,386
Provision for credit losses	577	—	—	577
Noninterest income	5,683	7,349	(349)	12,683
Noninterest expense
Compensation and benefits	15,172	4,095	140	19,407
Customer service costs	10,738	—	—	10,738
Professional services and marketing costs	2,532	901	(43)	3,390
Other	16,098	680	296	17,074
Income (loss) before income taxes	657	1,673	(2,447)	(117)
Income tax (benefit) expense	(711)	487	(686)	(910)
Net income (loss)	$1,368	$1,186	$(1,761)	$793

Three Months Ended March 31, 2023:
Interest income	$137,000	$—	$—	$137,000
Interest expense	76,449	—	1,796	78,245
Net interest income	60,551	—	(1,796)	58,755
Provision for credit losses	417	—	—	417
Noninterest income	4,801	7,291	(394)	11,698
Noninterest expense
Compensation and benefits	20,260	4,560	466	25,286
Customer service costs	16,715	—	—	16,715
Professional services and marketing costs	2,664	804	827	4,295
Other	12,006	701	337	13,044
Income (loss) before income taxes	13,290	1,226	(3,820)	10,696
Income tax expense (benefit)	2,947	364	(1,111)	2,200
Net income (loss)	$10,343	$862	$(2,709)	$8,496

NOTE 16: SUBSEQUENT EVENTS

Cash Dividend

On April 25, 2024, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.01 per common share to be paid on May 16, 2024 to shareholders of record as of the close of business on May 6, 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the three months ended March 31, 2024 as compared to our results of operations in the three months ended March 31, 2023; and our financial condition at March 31, 2024 as compared to our financial condition at December 31, 2023. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2023, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K  which we filed with the Securities and Exchange Commission (“SEC”) on February 28, 2024.

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

The principal risks and uncertainties to which our businesses are subject are discussed in this Item 2 and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. Therefore, you are urged to read not only the information contained in this Item 2, but also the risk factors and other cautionary information contained under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which qualify the forward-looking statements contained in this report.

Also, our actual results in the future may differ from those currently expected due to additional risks and uncertainties of which we are not currently aware or which we do not currently view as, but in the future may become, material to our business or operating results.  Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about our future financial performance based solely on our historical financial performance.  We also disclaim any obligation to update forward-looking statements contained in this report or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, except as may otherwise be required by applicable law or government regulations.

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

For complete discussion and disclosure of other accounting policies, see Note 1: Summary of Significant Accounting Policies of the Company’s consolidated financial statements in both this quarterly filing as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

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

Overview and Recent Developments

For the quarter ended March 31, 2024, the Company reported net income of $793 thousand, compared to net income of $2.5 million and $8.5 million for the quarters ended December 31, 2023 and March 31, 2023, respectively.  Results were impacted primarily by a decrease in net interest income, largely the result of increased interest expense on deposits and borrowings. Net interest income before provision for credit losses totaled $38.4 million for the quarter ended March 31, 2024, compared to $42.5 million and $58.8 million for the quarters ended December 31, 2023 and March 31, 2023, respectively.  Net interest margin (“NIM”) was 1.17% for the quarter ended March 31, 2024, compared to 1.36% and 1.83% for the quarters ended December 31, 2023 and March 31, 2023, respectively.   Noninterest income totaled $12.7 million for the quarter ended March 31, 2024, compared to $13.9 million and $11.7 million for the quarters ended December 31, 2023 and March 31, 2023, respectively. Noninterest expense totaled $50.6 million for the quarter ended March 31, 2024, compared to $55.9 million and $59.3 million for the quarters ended December 31, 2023 and March 31, 2023, respectively.

At March 31, 2024, the Company had total assets of $13.6 billion, including $10.1 billion of total loans, net of deferred fees and allowance for credit losses, $1.6 billion of cash and cash equivalents, $0.8 billion in investment securities held-to-maturity, and $0.8 billion in investment securities available-for-sale.  This compares to total assets of $13.3 billion, including $10.1 billion of total loans, net of deferred fees and allowance for credit losses, $1.3 billion of cash and cash equivalents, $0.8 billion in investment securities held-to-maturity, and $0.7 billion in investment securities available-for-sale at December 31, 2023.  Cash and cash equivalents represented approximately 11.7% of total assets at March 31, 2024, compared to 10% of total assets at December 31, 2023, and largely accounted for the overall increase in total assets as the Company further increased its on-balance sheet liquidity.

At March 31, 2024, the Company had total liabilities of $12.7 billion, including $10.6 billion in deposits, $1.7 billion in borrowings, and $173 million in subordinated debt.  This compares to total liabilities of $12.4 billion, including $10.7 billion in deposits, $1.4 billion in borrowings, and $173 million in subordinated debt at December 31, 2023.  The $0.3 billion increase in total liabilities is due primarily to a $0.3 billion increase in borrowings.  The increase in borrowings was primarily due to the addition of $450 million in FHLB advances offset by a $160 million paydown of Federal Reserve Bank advances.  Funds were utilized to increase on-balance sheet liquidity.  Deposits decreased slightly by $0.1 billion with decreases largely in higher-cost certificate of deposit accounts offset by increases in noninterest bearing and money market and savings deposit accounts.  Our loan to deposit ratio was 94.8% as of March 31, 2024 compared to 95.2% as of December 31, 2023.

At March 31, 2024, the Company had total shareholders’ equity of $928.7 million, compared to $925.3 million at December 31, 2023.   During the three months ended March 31, 2024, shareholder’s equity activity included $793 thousand in net income, and a net gain in accumulated other comprehensive income of $2.7 million, offset by $0.6 million in fourth quarter 2023 dividends paid to shareholders.  The net gain in accumulated other comprehensive income was largely due to $5.2 million in unrealized gains on a cash flow hedge derivative asset acquired during the quarter offset by $2.7 million in unrealized losses on investment securities arising during the period.

On April 25, 2024, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.01 per common share to be paid on May 16, 2024 to shareholders of record as of the close of business on May 6, 2024.

Results of Operations

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, gains on the sale of loans and investment securities available-for-sale, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of assets under management (“AUM”).

The following table shows key operating results for each of our business segments for the quarter ended March 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2024:
Interest income	$150,453	$—	$—	$150,453
Interest expense	110,362	—	1,705	112,067
Net interest income	40,091	—	(1,705)	38,386
Provision for credit losses	577	—	—	577
Noninterest income	5,683	7,349	(349)	12,683
Noninterest expense	44,540	5,676	393	50,609
Income (loss) before income taxes	657	1,673	(2,447)	(117)
Income tax (benefit) expense	(711)	487	(686)	(910)
Net income (loss)	$1,368	$1,186	$(1,761)	$793

2023:
Interest income	$137,000	$—	$—	$137,000
Interest expense	76,449	—	1,796	78,245
Net interest income	60,551	—	(1,796)	58,755
Provision for credit losses	417	—	—	417
Noninterest income	4,801	7,291	(394)	11,698
Noninterest expense	51,645	6,065	1,630	59,340
Income (loss) before income taxes	13,290	1,226	(3,820)	10,696
Income tax expense (benefit)	2,947	364	(1,111)	2,200
Net income (loss)	$10,343	$862	$(2,709)	$8,496

First Quarter of 2024 Compared to First Quarter of 2023

Combined net income for the first quarter of 2024 was $793 thousand, compared to $8.5 million for the first quarter of 2023.  Combined net loss before income taxes for the first quarter of 2024 was $117 thousand, compared to combined net income before taxes of $10.7 million for the first quarter of 2023.  The $10.8 million decrease in combined net income before taxes from the year-ago quarter was primarily due to a decrease in net income before taxes in the Banking segment of $12.6 million, resulting primarily from a decrease in net interest income of $20.5 million, offset by a decrease in noninterest expense of $7.1 million.  The decrease in net interest income from the year-ago quarter is largely due to an increase in interest expense primarily due to increases in interest expense associated with deposit accounts and to a lesser-extent borrowings.  Interest income increased $13.5 million or 9.8% from the year-ago quarter, however was offset by an increase in interest expense of $33.9 million or 44.4% from the year-ago quarter.  Net interest income, noninterest income, and noninterest expense are discussed in more detail in the tables that follow.  The increase in Wealth Management net income before taxes of $0.4 million was primarily due to a $0.4 million decrease in noninterest expense.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the estimated losses inherent in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us.  For the quarter ended March 31, 2024, we recorded provision for credit losses of $0.6 million, compared to a $0.4 million for the year-ago quarter.  The provision for credit losses for the quarter ended March 31, 2024, consisted of $0.4 million in provision for loans, $0.5 million in provision for unfunded commitments and other reserves, offset by a reversal of $0.3 million in provision for investments. For the quarter ended March 31, 2024, we recorded net charge-offs of $0.3 million, or 0.01% of average loans on an annualized basis compared to $2.0 million, or 0.06% of average loans on an annualized basis in the year-ago quarter.

Net Interest Income. The principal component of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest rate spread is the yield on average interest-earning assets minus the cost of average interest-earning liabilities. Our net interest income, net interest rate spread, and net interest margin are sensitive to general business and economic conditions. We manage  net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and the growth and maturity of earning assets. For further discussion on our interest rate risk management practices, see “Interest Rate Risk Management” within this Item 2.

The following tables set forth information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields on those assets; (ii) the total dollar amount of interest expense and the average rate of interest on our interest-bearing liabilities; (iii) net interest income; (iv) net interest rate spread; and (v) net interest margin for the three months ended March 31:

	Three Months Ended March 31:
	2024			2023
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$10,096,425	$118,444	4.70%	$10,691,615	$120,643	4.54%
Securities AFS	1,168,187	15,351	5.26%	247,931	2,307	3.72%
Securities HTM	779,516	4,423	2.27%	852,459	4,584	2.15%
Cash, FHLB stock, and fed funds	958,059	12,235	5.14%	955,668	9,466	4.02%
Total interest-earning assets	13,002,187	150,453	4.64%	12,747,673	137,000	4.32%
Noninterest-earning assets:
Nonperforming assets	15,468			11,420
Other	263,713			483,452
Total assets	$13,281,368			$13,242,545
Interest-bearing liabilities:
Demand deposits	$2,836,960	$28,767	4.08%	$2,572,870	$19,386	3.06%
Money market and savings	3,178,969	30,736	3.89%	3,206,690	21,551	2.73%
Certificates of deposit	2,872,494	34,989	4.90%	2,132,298	21,203	4.03%
Total interest-bearing deposits	8,888,423	94,492	4.28%	7,911,858	62,140	3.19%
Borrowings	1,565,829	15,870	4.08%	1,216,727	14,415	4.80%
Subordinated debt	173,403	1,705	3.95%	173,341	1,690	3.96%
Total interest-bearing liabilities	10,627,655	112,067	4.24%	9,301,926	78,245	3.41%
Noninterest-bearing liabilities:
Demand deposits	1,595,584			2,672,409
Other liabilities	136,218			133,280
Total liabilities	12,359,457			12,107,615
Shareholders’ equity	921,911			1,134,930
Total liabilities and equity	$13,281,368			$13,242,545
Net Interest Income		$38,386			$58,755
Net Interest Rate Spread			0.40%			0.91%
Net Interest Margin			1.17%			1.83%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the three months ended March 31, 2024, as compared to the three months ended March 31, 2023:

	Three Months Ended
	March 31, 2024 vs. 2023
	Increase (Decrease) due to
(dollars in thousands)	Volume	Rate	Total
Interest earned on:
Loans	$(6,256)	$4,057	$(2,199)
Securities AFS	11,738	1,306	13,044
Securities HTM	(404)	244	(160)
Cash, FHLB stock, and fed funds	90	2,679	2,769
Total interest-earning assets	5,168	8,286	13,454
Interest paid on:
Demand deposits	2,288	7,093	9,381
Money market and savings	(58)	9,243	9,185
Certificates of deposit	8,557	5,229	13,786
Borrowings	3,857	(2,402)	1,455
Subordinated debt	19	(4)	15
Total interest-bearing liabilities	14,663	19,159	33,822
Net interest (expense) income	$(9,495)	$(10,873)	$(20,368)

Net interest income was $38.4 million for the first quarter of 2024, compared to $58.8 million for the first quarter of 2023. The overall decrease in net interest income from the year-ago period was primarily driven by rates on interest-bearing liabilities increasing faster than rates on interest-earning assets, and average interest-bearing liability balances increasing at a higher rate than those of average interest-earning assets.

Interest income increased to $150.5 million for the first quarter of 2024, compared to $137 million for the first quarter of 2023. The increase in interest income was due to increases in both average interest-earning asset balances as well as average yield earned on such balances. Average interest-earning asset balances increased 2% to $13.0 billion for the first quarter of 2024, compared to $12.7 billion for the first quarter of 2023. Yields on interest-earning assets averaged 4.64% for the first quarter of 2024, compared to 4.32% for the first quarter of 2023, an increase of 32 basis points. New loan fundings totaled $301.7 million at an average yield of 8.39% for the first quarter of 2024, compared to new loan fundings of $480.9 million at an average yield of 7.40% for the first quarter of 2023. Yields on the combined AFS and HTM securities portfolio increased to 4.06% for the first quarter of 2024, compared to 2.50% for the first quarter of 2023, while combined average balances increased to $1.9 billion for the first quarter of 2024, compared to combined average balances of $1.1 billion for the first quarter of 2023. The increase in combined average balances was due to the acquisition of higher-yielding, safe, and highly liquid AFS securities, primarily agency mortgage-backed securities.

Interest expense increased to $112.1 million for the first quarter of 2024, compared to $78.2 million for the first quarter of 2023. The increase in interest expense was due to increases in both average interest-bearing liability balances as well as average rates paid on such balances. Average interest-bearing liability balances, consisting of interest-bearing deposits, borrowings, and subordinated debt, increased 14.0% to $10.6 billion for the first quarter of 2024, compared to $9.3 billion for the first quarter of 2023. Rates on interest-bearing liability balances averaged 4.24% for the first quarter of 2024, compared to 3.41% for the first quarter of 2023. Rates on interest-bearing liability balances increased primarily due to an increase in rates paid on interest-bearing deposits, which averaged 4.28% for the first quarter of 2024, compared to 3.19% for the first quarter of 2023, an increase of 109 basis points. Rates on interest-bearing deposits increased due to continued market competition for deposits which has driven rates paid to higher levels, as well as client migration to higher-rate products such as certificates of deposit, money market, and higher-yielding savings accounts. Average rates paid on borrowings decreased to 4.08% for the first quarter of 2024, compared to 4.80% for the first quarter of 2023, while average borrowings increased to $1.6 billion for the first quarter of 2024, compared to $1.2 billion for the first quarter of 2023. The increase in average borrowings were used to further enhance on-balance sheet liquidity.

The 0.32% increase in average yield earned on interest-earning assets was offset by a 0.83% increase in average rate paid on interest-bearing liability balances, resulting in a contraction of NIM for the first quarter ended March 31, 2024, compared to the year-ago quarter.  NIM was 1.17% for the first quarter of 2024 compared to 1.83% for the first quarter of 2023.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, securities, and REO, and gains from capital market activities. The following table provides a breakdown of noninterest income for Banking for the three months ended March 31, 2024 and 2023

(dollars in thousands)	2024	2023

Three Months Ended March 31:
Trust fees	$1,439	$1,719
Loan related fees	933	1,861
Deposit charges	470	501
Gain on sale of loans	263	—
Gain on sale of securities available-for-sale	221	—
Capital market activities	836	—
Gain on sale of REO	679	—
Consulting fees	89	88
Other	753	632
Total noninterest income	$5,683	$4,801

Noninterest income in Banking was $5.7 million for the first quarter of 2024, compared to $4.8 million for the first quarter of 2023.  The $0.8 million increase in noninterest income was due primarily to gains on the sale of loans, securities available-for-sale, and REO totaling $1.2 million, and $0.8 million in recognized gains associated with derivative assets which are classified as capital market activities, offset by a $0.3 million decrease in trust fees and a $0.9 million decrease in loan related fees.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the three months ended March 31, 2024 and 2023:

(dollars in thousands)	2024	2023
Noninterest income	$7,349	$7,291

Noninterest income for Wealth Management was $7.3 million for the first quarter of 2024, relatively unchanged compared to the first quarter of 2023.

The following table summarizes the activity in our AUM for the periods indicated:

		Existing account
	Beginning	Additions/	New
(dollars in thousands)	Balance	Withdrawals	Accounts	Terminations	Performance	Ending balance
Three Months Ended March 31, 2024:
Fixed income	$1,849,056	$(21,077)	$17,852	$(1,725)	$(33,748)	$1,810,358
Equities	2,609,033	4,082	36,589	(9,388)	223,957	2,864,273
Cash and other	791,859	(27,182)	14,163	(5,884)	18,589	791,545
Total	$5,249,948	$(44,177)	$68,604	$(16,997)	$208,798	$5,466,176

Year Ended December 31, 2023:
Fixed income	$1,699,554	$34,536	$137,732	$(128,917)	$106,151	$1,849,056
Equities	2,383,268	(164,461)	82,540	(231,240)	538,926	2,609,033
Cash and other	902,455	(205,819)	71,226	(58,055)	82,052	791,859
Total	$4,985,277	$(335,744)	$291,498	$(418,212)	$727,129	$5,249,948

AUM balances were $5.5 billion at March 31, 2024, compared to $5.2 billion at December 31, 2023.  The $216 million increase in AUM during the first quarter of 2024 was the net result of $69 million of new accounts, $209 million of performance gains, and terminations and net withdrawals of $61 million.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2024	2023	2024	2023

Three Months Ended March 31:
Compensation and benefits	$15,172	$20,260	$4,095	$4,560
Occupancy and depreciation	8,586	8,403	483	494
Professional services and marketing	2,532	2,664	901	804
Customer service costs	10,738	16,715	—	—
Other	7,512	3,603	197	207
Total noninterest expense	$44,540	$51,645	$5,676	$6,065

Noninterest expense in Banking was $44.5 million for the first quarter of 2024, compared to $51.6 million for the first quarter of 2023.  The $7.1 million decrease in noninterest expense in Banking was largely due to a $6.0 million decrease in customer service cost, and a $5.1 billion decrease in compensation and benefits, offset by a $3.9 million increase in other noninterest expense.  The decrease in customer service costs was due to a decrease in the amount of balances receiving earnings credits as well as a decrease in the rates paid on such balances in the first quarter of 2024, compared to the year-ago quarter.  The decrease in compensation and benefit costs was primarily due to decreased staffing levels during the first quarter of 2024, compared to levels during the first quarter of 2023.  Average quarterly Banking full-time equivalents (“FTEs”) were 497.1 for the first quarter of 2024, compared to 601.8 for the first quarter of 2023.  Staffing levels were reduced in the first and second quarters of 2023 and have remained at reduced levels due to efforts to maximize efficiency and contain costs.

Noninterest expense in Wealth Management was $5.7 million for the first quarter of 2024, compared to $6.1 million for the first quarter of 2023.  The $0.4 million decrease in noninterest expense in Wealth Management was largely due to a $0.5 million decrease in compensation and benefits, offset by a $0.1 million increase in professional service and marketing.  The decrease in compensation and benefit costs was primarily due to a decrease in commission expense resulting from a fewer number of new accounts compared to the year-ago quarter.  Average quarterly Wealth Management FTEs remained relatively constant at 64.4 for the first quarter of 2024, compared to 66.4 for the first quarter of 2023.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
March 31, 2024:
Cash and cash equivalents	$1,587,683	$10,890	$(10,537)	$1,588,036
Securities AFS, net	797,215	—	—	797,215
Securities HTM	775,702	—	—	775,702
Loans, net	10,057,051	—	—	10,057,051
Investment in FHLB stock	36,668	—	—	36,668
Accrued interest receivable	53,446	—	—	53,446
Deferred taxes	31,239	120	2,206	33,565
Premises and equipment	39,677	206	136	40,019
Real estate owned ("REO")	6,210	—	—	6,210
Bank owned life insurance	48,978			48,978
Core deposit intangibles	4,578	—	—	4,578
Derivative assets	6,035			6,035
Other assets	113,802	651	24,319	138,772
Total assets	$13,558,284	$11,867	$16,124	$13,586,275

Deposits	$10,654,840	$—	$(15,870)	$10,638,970
Borrowings	1,705,493	—	—	1,705,493
Subordinated debt	—	—	173,413	173,413
Intercompany balances	3,016	(4,066)	1,050	—
Accounts payable and other liabilities	120,540	2,221	16,904	139,665
Shareholders’ equity	1,074,395	13,712	(159,373)	928,734
Total liabilities and equity	$13,558,284	$11,867	$16,124	$13,586,275

December 31, 2023:
Cash and cash equivalents	$1,326,237	$4,746	$(4,354)	$1,326,629
Securities AFS, net	703,226	—	—	703,226
Securities HTM	789,578	—	—	789,578
Loans, net	10,148,597	—	—	10,148,597
Investment in FHLB stock	24,613	—	—	24,613
Accrued interest receivable	54,163	—	—	54,163
Deferred taxes	26,917	183	2,042	29,142
Premises and equipment	39,639	150	136	39,925
Real estate owned ("REO")	8,381	—	—	8,381
Bank owned life insurance	48,653			48,653
Core deposit intangibles	4,948	—	—	4,948
Other assets	123,652	533	25,208	149,393
Total assets	$13,298,604	$5,612	$23,032	$13,327,248

Deposits	$10,708,549	$—	$(19,617)	$10,688,932
Borrowings	1,409,056	—	—	1,409,056
Subordinated debt	—	—	173,397	173,397
Intercompany balances	2,604	(9,079)	6,475	—
Accounts payable and other liabilities	108,434	2,196	19,890	130,520
Shareholders’ equity	1,069,961	12,495	(157,113)	925,343
Total liabilities and equity	$13,298,604	$5,612	$23,032	$13,327,248

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets or liabilities.

During the three months ended March 31, 2024, total assets increased by $259 million primarily due to increases in cash and cash equivalents, and investment securities, offset by decreases in loans held for investment.  During the three months ended March 31, 2024, total liabilities increased by $256 million, primarily due to an increase in borrowings offset by a slight decrease in deposits.  During the three months ended March 31, 2024, total shareholders’ equity increased $3.4 million primarily due to a reduction in accumulated other comprehensive loss.

For additional information on the changes in total assets, liabilities, and shareholders’ equity, see “Overview and Recent Developments” within this Item 2.

Cash and cash equivalents: Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased by $261 million at March 31, 2024, compared to December 31, 2023.  Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding including deposits and borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
March 31, 2024:
Collateralized mortgage obligations	$11,705	$—	$(1,362)	$—	$10,343
Agency mortgage-backed securities	600,907	—	(4,628)	—	596,279
Municipal bonds	49,369	—	(3,080)	—	46,289
SBA securities	12,225	2	(110)	—	12,117
Beneficial interests in FHLMC securitization	14,240	—	(506)	(6,593)	7,141
Corporate bonds	138,823	—	(13,708)	(1,318)	123,797
U.S. Treasury	1,299	—	(50)	—	1,249
Total	$828,568	$2	$(23,444)	$(7,911)	$797,215

December 31, 2023:
Collateralized mortgage obligations	$8,946	$—	$(1,341)	$—	$7,605
Agency mortgage-backed securities	106,733	1,028	(414)	—	107,347
Municipal bonds	49,473	—	(3,037)	—	46,436
SBA securities	13,631	2	(106)	—	13,527
Beneficial interest in FHLMC securitization	14,473	4	(418)	(6,818)	7,241
Corporate bonds	138,858	—	(15,176)	(1,402)	122,280
U.S. Treasury	399,375	—	(585)	—	398,790
Total	$731,489	$1,034	$(21,077)	$(8,220)	$703,226

Excluding allowance for credit losses, the increase in AFS securities in the first three months of 2024 was due primarily to the purchase of $1.1 billion in securities, offset by sales and maturities of $1.0 billion.  The $1.1 billion in securities purchased consisted of $0.6 billion in agency mortgage-backed securities and $0.5 billion in U.S. treasury securities.  The $1.0 billion in sales and maturities consisted solely of U.S. Treasury securities.

Securities held to maturity. The following table provides a summary of the Company’s HTM securities portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
March 31, 2024:
Agency mortgage-backed securities	$775,702	$—	$(84,942)	$—	$690,760
Total	$775,702	$—	$(84,942)	$—	$690,760

December 31, 2023:
Agency mortgage-backed securities	$789,578	$1	$(79,558)	$—	$710,021
Total	$789,578	$1	$(79,558)	$—	$710,021

The decrease in HTM securities in the first three months of 2024 was due to principal payments received.  There were no purchases of investment securities or other additions to the portfolio during the quarter ended March 31, 2024.

The scheduled maturities of securities AFS, and the related weighted average yields, were as follows, as of March 31, 2024:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
Amortized Cost:
Collateralized mortgage obligations	$—	$455	$—	$11,250	$11,705
Agency mortgage-backed securities	87	3,997	—	596,823	600,907
Municipal bonds	—	11,423	34,962	2,984	49,369
SBA securities	—	838	588	10,799	12,225
Beneficial interests in FHLMC securitization	3,243	5,190	—	5,807	14,240
Corporate bonds	5,000	61,949	66,348	5,526	138,823
U.S. Treasury	799	500	—	—	1,299
Total	$9,129	$84,352	$101,898	$633,189	$828,568
Weighted average yield	2.84%	6.40%	2.89%	5.35%	5.13%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$409	$—	$9,934	$10,343
Agency mortgage-backed securities	85	3,781	—	592,413	596,279
Municipal bonds	—	10,885	32,934	2,470	46,289
SBA securities	—	832	586	10,699	12,117
Beneficial interests in FHLMC securitization	3,243	5,190	—	5,301	13,734
Corporate bonds	4,997	58,795	57,344	3,979	125,115
U.S. Treasury	786	463	—	—	1,249
Total	$9,111	$80,355	$90,864	$624,796	$805,126

The scheduled maturities of securities HTM, and the related weighted average yields were as follows, as of March 31, 2024:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
March 31, 2024
Amortized Cost:
Agency mortgage-backed securities	$—	$3,915	$11,956	$759,831	$775,702
Total	$—	$3,915	$11,956	$759,831	$775,702
Weighted average yield	—%	0.87%	1.47%	2.30%	2.28%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$3,644	$10,847	$676,269	$690,760
Total	$—	$3,644	$10,847	$676,269	$690,760

See Note 3: Securities of the notes to the consolidated financial statements for additional information on our investment securities portfolio.

Loans. The following table sets forth our loans, by loan category, as of:

	March 31, 2024		December 31, 2023

		Percentage of		Percentage of
(dollars in thousands)	Amount	Total Loans	Amount	Total Loans
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$5,220,725	51.8%	$5,227,885	51.5%
Single family	929,922	9.2%	950,712	9.4%
Total real estate loans secured by residential properties	6,150,647	61.1%	6,178,597	60.8%
Commercial properties	990,769	9.8%	987,596	9.7%
Land and construction	95,532	0.9%	137,298	1.4%
Total real estate loans	7,236,948	71.9%	7,303,491	71.9%
Commercial and industrial loans	2,831,982	28.1%	2,856,228	28.1%
Consumer loans	1,261	0.0%	1,328	0.0%
Total loans	10,070,191	100.0%	10,161,047	100.0%
Premiums, discounts and deferred fees and expenses	16,155		16,755
Total	$10,086,346		$10,177,802

Total loans decreased by $91 million, as a result of loan fundings totaling $302 million, offset by loan payments and payoffs of $393 million during the first quarter of 2024.

At March 31, 2024, $6.2 billion or 61.1% of the loan portfolio consisted of real estate loans secured by residential properties, multifamily (51.8%) and single-family (9.2%) residential loans.  At March 31, 2024, average loan-to-value (“LTV”) ratios for the multifamily and single-family residential loans were 54.8% and 54.0%, respectively.  At March 31, 2024, $991 million or 9.8% of the loan portfolio consisted of loans secured by commercial real estate properties, consisting of non-owner occupied (6.0%) and owner-occupied (3.8%) loans, respectively.  Non-owner-occupied CRE loans totaled approximately $607 million and consisted of a diversified mix of retail, office, hospitality, industrial, medical, and other real estate loans.  At March 31, 2024, the average LTV ratio for the non-owner occupied CRE portfolio was 46.8%.

The loan portfolio is largely concentrated in the geographic markets in which we operate.  As of March 31, 2024, approximately 86% of the loans in our portfolio were made to borrowers who live and/or conduct business in California (73%), Florida (8%), Texas (4%), and Nevada (1%).

See Note 4: Loans of the notes to the consolidated financial statements for additional information on our loan portfolio.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	March 31, 2024		December 31, 2023
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$1,827,520	—	$1,467,806	—
Interest-bearing	2,785,092	3.65%	2,881,786	2.94%
Money market and savings	3,309,002	3.79%	3,195,670	3.81%
Certificates of deposit	2,717,356	4.76%	3,143,670	4.87%
Total	$10,638,970	3.35%	$10,688,932	3.36%

Total deposits decreased slightly by approximately $50 million to $10.6 billion at March 31, 2024, compared to $10.7 billion at December 31, 2023.  During the first three months of 2024, our deposit rates have moved in a manner consistent with overall deposit market rates.  The weighted average rate of our interest-bearing deposits increased from 2.94% at December 31, 2023, to 3.65% at March 31, 2024.  This increase was offset by decreases in the weighted average rate of money market and savings from 3.81% at December 31, 2023 to 3.79% at March 31, 2024 and certificates of deposit from 4.87% at December 31, 2023 to 4.76% at March 31, 2024.

The Bank may utilize brokered deposits as a source of funding and as a component of its overall liquidity management process. The Bank held brokered deposits totaling $2.6 billion at March 31, 2024 and December 31, 2023.  The weighted average rate paid on brokered deposit balances were 5.15% and 4.84% at March 31, 2024 and December 31, 2023, respectively.

Large depositor relationships, consisting of deposit relationships which exceed 2% of total deposits, accounted for, in the aggregate, 11.7% and 12.5% of our total deposits as of March 31, 2024 and December 31, 2023, respectively.  The composition of our large depositor relationships continues to include clients which have maintained long-term depository relationships with us.

The deposits held by the Bank are insured by the Federal Deposit Insurance Corporation’s (the “FDIC”) Deposit Insurance Fund up to applicable limits. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions, and credit unions to $250,000 per depositor.  Insured and collateralized deposits comprised approximately 85% of total deposits at March 31, 2024.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

	March 31, 2024	December 31, 2023

(dollars in thousands)	Amount	Amount
Uninsured deposits	$2,766,056	$2,662,405

The following table sets forth the maturity distribution of certificates of deposit as of March 31, 2024:

		Over Three	Over Six
	Three Months	Months Through	Months Through	Over
($ in thousands)	or Less	Six Months	Twelve Months	Twelve Months	Total
Certificates of deposit of $250,000 or less	$310,157	$252,260	$726,494	$1,265,995	$2,554,906
Certificates of deposit of more than $250,000	25,049	23,652	110,073	3,676	162,450
Total	$335,206	$275,912	$836,567	$1,269,671	$2,717,356

Borrowings.  At March 31, 2024, our borrowings consisted of $800 million in FHLB putable advances at the Bank, $550 million of FHLB term advances at the Bank, $279 million in term advances from the Federal Reserve Bank, and $76 million in repurchase agreements at the Bank.  At December 31, 2023, our borrowings consisted of $800 million in FHLB putable advances at the Bank, $100 million of FHLB term advances at the Bank, $160 million in overnight advances and $285 million in term advances from the Federal Reserve Bank, and $64 million in repurchase agreements at the Bank.

The average balance of borrowings and the weighted average interest rate on such borrowings were $1.6 billion and 4.08%, respectively for the quarter ended March 31, 2024. The average balance of borrowings and the weighted average interest rate on such borrowings were $1.2 billion and 4.67%, respectively for the year ended December 31, 2023.   At March 31, 2024, total borrowings represented 12.6% of total assets, compared to 10.6% at December 31, 2023.

As of March 31, 2024, our unused borrowing capacity was $2.6 billion, which consisted of $2.0 billion in available lines of credit with the FHLB, $453 million in available borrowing capacity with the Federal Reserve Bank, $170 million in borrowing capacity through unsecured federal funds lines with four correspondent financial institutions, and $20 million in available borrowing capacity through a line of credit arrangement that our holding company maintains with an unaffiliated lender.  For additional information about borrowings, see Note 10: Borrowings to the consolidated financial statements.

Subordinated debt.  At March 31, 2024 and December 31, 2023, FFI had two issuances of subordinated notes with an aggregate carrying value of $173 million.  For additional information about subordinated debt, see Note 11: Subordinated Debt to the consolidated financial statements.

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

			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
March 31, 2024:
Real estate loans:
Residential properties	$816	$732	$—	$448	$1,996	$6,167,416	$6,169,412
Commercial properties	8,570	—	—	8,315	16,885	972,961	989,846
Land and construction	—	—	—	—	—	95,269	95,269
Commercial and industrial loans	3,280	4,550	—	9,047	16,877	2,813,628	2,830,505
Consumer loans	156	—	—	—	156	1,158	1,314
Total	$12,822	$5,282	$—	$17,810	$35,914	$10,050,432	$10,086,346
Percentage of total loans	0.13%	0.05%	—%	0.18%	0.36%

December 31, 2023:
Real estate loans:
Residential properties	$93	$416	$—	$112	$621	$6,196,923	$6,197,544
Commercial properties	27,403	403	1,730	2,915	32,451	954,321	986,772
Land and construction	—	—	—	—	—	136,827	136,827
Commercial and industrial loans	525	88	—	8,804	9,417	2,845,845	2,855,262
Consumer loans	—	—	—	—	—	1,397	1,397
Total	$28,021	$907	$1,730	$11,831	$42,489	$10,135,313	$10,177,802
Percentage of total loans	0.28%	0.01%	0.02%	0.12%	0.42%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
March 31, 2024
Real estate loans:
Residential properties	$448	$—
Commercial properties	2,853	5,462
Commercial and industrial loans	8,797	250
Consumer loans	—	—
Total	$12,098	$5,712

December 31, 2023
Real estate loans:
Residential properties	$—	$112
Commercial properties	—	2,915
Commercial and industrial loans	7,406	1,398
Total	$7,406	$4,425

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans for the periods indicated:

		Provision
	Beginning	(Reversal) for			Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended March 31, 2024:
Real estate loans:
Residential properties	$9,921	$(1,547)	$—	$—	$8,374
Commercial properties	4,148	449	—	—	4,597
Land and construction	332	(266)	—	—	66
Commercial and industrial loans	14,796	1,797	(493)	151	16,251
Consumer loans	8	(2)	—	1	7
Total	$29,205	$431	$(493)	$152	$29,295

Three months ended March 31, 2023:
Real estate loans:
Residential properties	$8,306	$(43)	$—	$—	$8,263
Commercial properties	8,714	(2,732)	(249)	—	5,733
Land and construction	164	152	—	—	316
Commercial and industrial loans	16,521	1,685	(1,752)	306	16,760
Consumer loans	26	(1)	(2)	—	23
Total	$33,731	$(939)	$(2,003)	$306	$31,095

Year ended December 31, 2023:
Real estate loans:
Residential properties	$8,306	$1,615	$—	$—	$9,921
Commercial properties	8,714	(4,317)	(249)	—	4,148
Land and construction	164	168	—	—	332
Commercial and industrial loans	16,521	1,171	(4,998)	2,102	14,796
Consumer loans	26	(18)	(2)	2	8
Total	$33,731	$(1,381)	$(5,249)	$2,104	$29,205

Our ACL for loans totaled $29.3 million as of March 31, 2024, compared to $31.1 million as of March 31, 2023, and $29.2 million as of December 31, 2023.  Our ACL for loans represented 0.29% of total loans outstanding as of March 31, 2024, March 31, 2023, and December 31, 2023.  Activity for the three months ended March 31, 2024 included a provision for credit losses of $0.4 million, charge-offs of $0.5 million, and recoveries of $0.2 million.  The addition of provision for the three months ended March 31, 2024 was predominately for commercial and industrial loans as new loan fundings for this loan type have represented the majority of total new loan fundings for the past several quarters.

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

In addition, the FDIC and the California Department of Financial Protection and Innovation, as integral parts of their examination processes, periodically review the adequacy of our ACL. These agencies may require us to make additional provisions for credit losses, over and above the provisions that we have already made, the effect of which would be to reduce our income.

Liquidity

Liquidity management focuses on our ability to generate, on a timely and cost-effective basis, cash sufficient to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses.  Liquidity management also includes the ability to manage unplanned decreases or changes in funding sources, as well as abnormal and unexpected needs.  To meet such abnormal and unexpected needs, lines of credit are maintained with the FHLB, the Federal Reserve Bank, and correspondent banks.  Liquidity management is both a daily and long-term function of funds management.  Liquidity management takes into consideration liquid assets, which includes: cash and cash equivalents; unencumbered eligible investment securities; and investment securities pledged under the Federal Reserve Bank’s discount window and BTFP programs which can be drawn at-will.  Liquidity management also takes into consideration available liquidity sources such as available unused funds from both the FHLB and Federal Reserve Bank credit lines.  The Bank’s Federal Reserve Bank credit line is secured by pledged collateral in the form of qualifying loans and investment securities.  As of March 31, 2024, the Bank had secured unused borrowing capacity of $453 million under this agreement.  The Bank’s unused borrowing capacity with the FHLB as of March 31, 2024 was $2.0 billion.  The Bank had a total of $170 million in unused borrowing capacity available through its correspondent bank lines of credit as of March 31, 2024.

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, proceeds from borrowings, and sales of FFI common stock. The remaining balances of the Bank’s lines of credit available to draw down totaled $2.6 billion at March 31, 2024.

We believe our liquid assets and available liquidity sources are sufficient to meet current funding needs and that we have the ability to manage unplanned decreases or changes in funding sources, as well as abnormal and unexpected needs.  We regularly monitor liquidity to ensure levels are in compliance with minimum requirements established by our Board of Directors.  As of March 31, 2024, our available liquidity ratio was 44.3%, which is above our minimum policy requirement of 25%.  We regularly model liquidity stress scenarios to ensure that adequate liquidity is available, and have contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

Cash Flows Provided by Operating Activities. During the quarter ended March 31, 2024, operating activities provided net cash of $7.1 million, primarily due to net income of $793 thousand as well as changes in accrued interest receivable and other asset balances as well as changes in accounts payable and other liabilities balances which contributed to net operating cash flows.

Cash Flows Provided by Investing Activities. During the quarter ended March 31, 2024, investing activities provided net cash of $8.6 million, primarily due to a $91.2 million net decrease in loans, inclusive of proceeds of $4.0 million in loan sales and $2.9 million in proceeds from the sale of REO, offset by $72.3 million in net purchases, sales, and maturities of securities, $12.0 million in purchases of FHLB stock, and $1.3 million in purchases of premises and equipment.

Cash Flows Provided by Financing Activities. During the quarter ended March 31, 2024, financing activities provided net cash of $246 million, consisting primarily of a net increase of $284 million in FHLB and FRB advances, and an increase of $12.0 million in repurchase agreements,  offset by a decrease of $50 million in deposits.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2024 and December 31, 2023, the loan-to-deposit ratios at FFB were 94.8%, and 95.2%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of March 31, 2024:

(dollars in thousands)
Commitments to fund new loans	$645
Commitments to fund under existing loans, lines of credit	1,161,882
Commitments under standby letters of credit	21,797

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of March 31, 2024, FFB was obligated on $10 million of letters of credit to the FHLB which were being used as collateral for public fund deposits.

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

The following table sets forth the interest-earning assets and interest-bearing liabilities on the basis of when they reprice or mature as of March 31, 2024:

	Less than	From 1 to	From 3 to
(dollars in thousands)	1 year	3 Years	5 Years	Over 5 Years	Total
Interest-earnings assets:
Cash equivalents	$1,587,687	$—	$—	$—	$1,587,687
Securities, FHLB stock	588,451	303,002	212,550	491,810	1,595,813
Loans	4,353,900	3,309,352	1,353,053	853,945	9,870,250
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	(2,069,470)	(860,575)	(153,934)	(33,819)	(3,117,798)
Money market and savings	(2,095,759)	(1,021,663)	(166,447)	(34,516)	(3,318,385)
Certificates of deposit	(1,464,309)	(1,123,913)	(305,636)	(4)	(2,893,862)
Borrowings	(1,252,397)	(76,095)	(700,000)	—	(2,028,492)
Net: Current Period	$(351,897)	$530,108	$239,586	$1,277,416	$1,695,213
Net: Cumulative	$(351,897)	$178,211	$417,797	$1,695,213

The cumulative positive total of $1.7 billion reflects the funding provided by noninterest-bearing deposits and equity. Because we had a $352 million net negative position at March 31, 2024 for the repricing period of less than one year, the result of this analysis indicates that we would be adversely impacted by a short-term increase in interest rates and would be similarly positively impacted from a short-term decrease in interest rates.

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

The NII simulation is used to measure and evaluate potential changes in our net interest income resulting from changes in interest rates.  The model measures the impact over a range of instantaneous shocks in 100 basis points increments to our net interest income over a 12-months forecast period.  The Board-approved limits on NII sensitivity and the actual computed changes to our NII based on the +/- 100 and +/- 200 basis points hypothetical interest rate scenarios as of March 31, 2024 are shown below:

	Estimated Increase
	(Decrease) in Net
Assumed Instantaneous Change in Interest Rates	Interest Income	Board Limits
+ 100 basis points	(8.51)%	(20.00)%
+ 200 basis points	(15.87)%	(25.00)%
- 100 basis points	0.12%	(10.00)%
- 200 basis points	(0.76)%	(20.00)%

The modeled one year NII results indicate that the Bank is more earnings sensitive in the rising rate shock scenarios of 100 through 200 basis points.  The NII modeled results above are in compliance with the IRR limits.

The EVE measures the sensitivity of our market value equity to simultaneous changes in interest rates.  EVE is derived by subtracting the economic value of the Bank’s liabilities from the economic value of its assets, assuming current and hypothetical interest rate environments.  EVE is based on all of the future cash flows expected to be generated by the Bank’s current balance sheet, discounted to derive the economic value of the Bank’s assets and liabilities.  These cash flows may change depending on the assumed interest rate environment and the resulting changes in other assumptions, such as prepayment speeds.  The Bank has established IRR limits which specify the maximum EVE sensitivity allowed under current interest rates and for a range of hypothetical interest rate scenarios each in 100 basis point increments.  The hypothetical scenarios are represented by immediate, permanent, parallel movements in the term structure of interest rates.  The Board-approved limits on EVE sensitivity and the actual computed changes to our EVE based on the +/- 100 and +/- 200 basis points hypothetical interest rate scenarios as of March 31, 2024 are shown below:

	Estimated Increase
	(Decrease)
	in Economic
Assumed Instantaneous Change in Interest Rates	Value of Equity	Board Limits
+ 100 basis points	(0.61)%	(15.00)%
+ 200 basis points	(3.63)%	(25.00)%
- 100 basis points	(8.30)%	(15.00)%
- 200 basis points	(19.47)%	(20.00)%

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

Capital Resources and Dividends

The capital rules applicable to United States based bank holding companies and federally insured depository institutions (“Capital Rules”) require the Company (on a consolidated basis) and FFB (on a stand-alone basis) to meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. For additional information regarding these Capital Rules, see Item 1 “Business Capital Requirements Applicable to Banks and Bank Holding Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
March 31, 2024:
CET1 capital ratio	$929,975	10.20%	$410,419	4.50%
Tier 1 leverage ratio	929,975	7.00%	531,310	4.00%
Tier 1 risk-based capital ratio	929,975	10.20%	547,225	6.00%
Total risk-based capital ratio	1,139,320	12.49%	729,633	8.00%

December 31, 2023:
CET1 capital ratio	$931,272	10.02%	$418,142	4.50%
Tier 1 leverage ratio	931,272	7.20%	517,033	4.00%
Tier 1 risk-based capital ratio	931,272	10.02%	557,523	6.00%
Total risk-based capital ratio	1,140,312	12.27%	743,363	8.00%

FFB
March 31, 2024:
CET1 capital ratio	$1,076,305	11.84%	$409,006	4.50%	$590,787	6.50%
Tier 1 leverage ratio	1,076,305	8.12%	530,179	4.00%	662,724	5.00%
Tier 1 risk-based capital ratio	1,076,305	11.84%	545,342	6.00%	727,122	8.00%
Total risk-based capital ratio	1,112,237	12.24%	727,122	8.00%	908,903	10.00%

December 31, 2023:
CET1 capital ratio	$1,076,337	11.62%	$416,684	4.50%	$601,877	6.50%
Tier 1 leverage ratio	1,076,337	8.35%	515,753	4.00%	644,691	5.00%
Tier 1 risk-based capital ratio	1,076,337	11.62%	555,579	6.00%	740,772	8.00%
Total risk-based capital ratio	1,111,979	12.01%	740,772	8.00%	925,965	10.00%

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

As of March 31, 2024, the amount of capital at FFB in excess of amounts required to be well-capitalized for purposes of the prompt corrective action regulations was $486 million for the CET1 risk-based capital ratio, $414 million for the Tier 1 Leverage Ratio, $349 million for the Tier 1 risk-based capital ratio and $203 million for the Total risk-based capital ratio.

As of March 31, 2024, FFI had $15.2 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

On April 25, 2024, the Company announced that its Board of Directors declared a quarterly cash dividend of $0.01 per common share to be paid on May 16, 2024, to shareholders of record as of the close of business on May 6, 2024. The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve-month period. During 2023, the Board of Directors declared quarterly cash dividends totaling $0.06 per share.

We had no material commitments for capital expenditures as of March 31, 2024. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations. See Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 for information regarding the impact that future sales of our common stock may have on the share ownership of our existing stockholders.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the section titled Interest Rate Risk Management in this report as well as in our Annual Report on Form 10-K for the year ended December 31, 2023.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2024, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1.LEGAL PROCEEDINGS

In the ordinary course of business, we are subject to claims, counter claims, suits and other litigation of the type that generally arise from the conduct of financial services businesses.  We are not aware of any threatened or pending litigation that we expect will have a material adverse effect on our business operations, financial condition or results of operations.

ITEM 1A.RISK FACTORS

We disclosed certain risks and uncertainties that we face under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2023, which we filed with the SEC on February 28, 2024.  There have been  no material changes in these risk factors from those disclosed in such Annual Report on Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2022, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company may repurchase up to $75 million of its common stock.  This plan has no stated expiration date. This stock repurchase program replaces and supersedes the stock repurchase program approved by the Board of Directors on October 30, 2018, which had authorized the Company to repurchase up to 2,200,000 shares of its common stock.  No shares were repurchased by the Company during the quarter ended March 31, 2024.

ITEM 5.OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2024.

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

FIRST FOUNDATION INC. (Registrant)

Dated: May 9, 2024	By:	/s/ JAMES BRITTON
JAMES BRITTON
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

S-1