Form 10-Q
period 2024-06-30
First Foundation Inc.
filed 2024-08-08
CIK 1413837

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 2, 2024, the registrant had 67,852,058 shares of common stock, $0.001 par value per share, outstanding.

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and cash equivalents	$1,421,486	$1,326,629

Securities available-for-sale ("AFS"), at fair value (amortized cost of $1,135,757 and $731,489 at June 30, 2024 and December 31, 2023 respectively; allowance for credit losses of $7,342 and $8,220 at June 30, 2024 and December 31, 2023 respectively)	1,105,801	703,226
Securities held-to-maturity ("HTM") (fair value of $675,348 and $710,021 at June 30, 2024 and December 31, 2023, respectively)	755,033	789,578

Loans held for investment	10,087,268	10,177,802
Allowance for credit losses - loans	(29,295)	(29,205)
Net loans	10,057,973	10,148,597

Investment in FHLB stock	37,810	24,613
Accrued interest receivable	58,325	54,163
Deferred taxes	36,493	29,142
Premises and equipment, net	37,035	39,925
Real estate owned ("REO")	6,210	8,381
Bank owned life insurance	49,309	48,653
Core deposit intangibles	4,222	4,948
Derivative assets	6,267	—
Other assets	138,459	149,393
Total Assets	$13,714,423	$13,327,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$10,756,344	$10,688,932
Borrowings	1,716,552	1,409,056
Subordinated debt	173,428	173,397
Accounts payable and other liabilities	134,855	130,520
Total Liabilities	12,781,179	12,401,905

Shareholders’ Equity
Common Stock, $0.01 par value; 100,000,000 shares authorized at June 30, 2024 and December 31, 2023; 56,543,382 shares and 56,467,623 shares issued and outstanding, respectively	57	56
Additional paid-in-capital	721,814	720,899
Retained earnings	221,321	218,575
Accumulated other comprehensive loss	(9,948)	(14,187)
Total Shareholders’ Equity	933,244	925,343
Total Liabilities and Shareholders’ Equity	$13,714,423	$13,327,248

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Interest income:
Loans	$120,244	$123,471	$238,688	$244,114
Securities	17,975	6,772	37,749	13,663
FHLB Stock, fed funds sold and interest-bearing deposits	12,695	15,085	24,930	24,551
Total interest income	150,914	145,328	301,367	282,328

Interest expense:
Deposits	91,388	72,932	185,880	135,072
Borrowings	13,992	21,707	29,862	36,122
Subordinated debt	1,705	1,705	3,410	3,395
Total interest expense	107,085	96,344	219,152	174,589

Net interest income	43,829	48,984	82,215	107,739

Provision (reversal) for credit losses	(806)	887	(229)	1,304

Net interest income after provision for credit losses	44,635	48,097	82,444	106,435

Noninterest income:
Asset management, consulting and other fees	9,183	9,016	17,797	17,812
Gain on sale of loans	415	—	678	—
Gain on sale of securities available-for-sale	983	—	1,204	—
Capital market activities	836	—	1,673	—
Gain on sale of REO	—	—	679	—
Other income	2,241	3,063	4,310	5,965
Total noninterest income	13,658	12,079	26,341	23,777

Noninterest expense:
Compensation and benefits	19,095	21,026	38,502	46,312
Occupancy and depreciation	9,026	9,181	18,113	18,078
Professional services and marketing costs	3,667	3,642	7,057	7,937
Customer service costs	16,104	19,004	26,842	35,719
Goodwill impairment	—	215,252	—	215,252
Other expenses	7,737	4,659	15,724	8,806
Total noninterest expense	55,629	272,764	106,238	332,104

Income (loss) before income taxes	2,664	(212,588)	2,547	(201,892)
Income tax (benefit) expense	(421)	(300)	(1,331)	1,900
Net income (loss)	$3,085	$(212,288)	$3,878	$(203,792)

Net income per share:
Basic	$0.05	$(3.76)	$0.07	$(3.61)
Diluted	$0.05	$(3.76)	$0.07	$(3.61)
Shares used in computation:
Basic	56,523,640	56,430,813	56,504,148	56,403,891
Diluted	56,532,465	56,430,813	56,515,844	56,403,891

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock		Additional		Accumulated Other
	Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2023	56,467,623	$56	$720,899	$218,575	$(14,187)	$925,343
Net income	—	—	—	3,878	—	3,878
Other comprehensive gain	—	—	—	—	4,239	4,239
Stock based compensation	—	—	1,057	—	—	1,057
Cash dividend	—	—	—	(1,132)	—	(1,132)
Issuance of common stock:
Stock grants – vesting of restricted stock units	93,780	1	—	—	—	1
Repurchase of shares from restricted shares vesting	(18,021)	—	(142)	—	—	(142)
Balance: June 30, 2024	56,543,382	$57	$721,814	$221,321	$(9,948)	$933,244

Balance: March 31, 2024	56,511,864	$57	$721,362	$218,802	$(11,487)	$928,734
Net income	—	—	—	3,085	—	3,085
Other comprehensive gain	—	—	—	—	1,539	1,539
Stock based compensation	—	—	452	—	—	452
Cash dividend	—	—	—	(566)	—	(566)
Issuance of common stock:
Stock grants – vesting of restricted stock units	31,518	—	—	—	—	—
Balance: June 30, 2024	56,543,382	$57	$721,814	$221,321	$(9,948)	$933,244

Balance: December 31, 2022	56,325,242	$56	$719,606	$426,659	$(11,943)	$1,134,378
Net loss	—	$—	$—	$(203,792)	$—	$(203,792)
Other comprehensive loss	—	—	—	—	(7,898)	(7,898)
Stock based compensation	—	—	550	—	—	550
Cash dividend	—	—	—	(7,327)	—	(7,327)
Issuance of common stock:
Exercise of options	19,500	—	157	—	—	157
Stock grants – vesting of restricted stock units	133,386	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(35,058)	—	(534)	—	—	(534)
Balance: June 30, 2023	56,443,070	$56	$719,779	$215,540	$(19,841)	$915,534

Balance: March 31, 2023	56,424,276	$56	$719,261	$428,956	$(14,535)	$1,133,738
Net loss	—	—	—	(212,288)	—	(212,288)
Other comprehensive loss	—	—	—	—	(5,306)	(5,306)
Stock based compensation	—	—	518	—	—	518
Cash dividend	—	—	—	(1,128)	—	(1,128)
Issuance of common stock:
Stock grants – vesting of restricted stock units	18,794	—	—	—	—	—
Balance: June 30, 2023	56,443,070	$56	$719,779	$215,540	$(19,841)	$915,534

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) - UNAUDITED

(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net income (loss)	$3,085	$(212,288)	$3,878	$(203,792)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the period	1,282	(5,008)	(966)	(6,984)
Reclassification adjustment for gain included in net income	(695)	—	(852)	—
Total change in unrealized gain (loss) on available-for-sale securities	587	(5,008)	(1,818)	(6,984)
Unrealized gain on cash flow hedge arising during this period	1,068	—	6,267	—
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(116)	(298)	(210)	(914)
Total other comprehensive income (loss)	1,539	(5,306)	4,239	(7,898)
Total comprehensive income (loss)	$4,624	$(217,594)	$8,117	$(211,690)

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Six Months Ended
	June 30,
	2024	2023
Cash Flows from Operating Activities:
Net income (loss)	$3,878	$(203,792)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Goodwill impairment	—	215,252
Provision for credit losses	952	1,157
Provision (reversal) for credit losses - securities AFS	(878)	1,067
Stock–based compensation expense	1,057	550
Depreciation and amortization	2,384	2,157
Deferred tax (benefit) expense	(6,599)	4,654
Amortization of (discount) premium on securities	(11,112)	(53)
Amortization of core deposit intangible	726	853
Amortization of mortgage servicing rights - net	1,138	1,155
Gain on sale of REO	(679)	—
Gain on sale of loans	(678)	—
Gain on sale of securities available-for-sale	(1,204)	—
Gain from hedging activities	(1,673)	—
Decrease in valuation of cash flow hedge	1,673	—
Amortization of OCI - securities transfer to HTM	(210)	914
Valuation allowance on mortgage servicing rights - net	—	(979)
Decrease in accrued interest receivable and other assets	8,586	9,485
Increase (decrease) in accounts payable and other liabilities	728	(6,092)
Net cash (used in) provided by operating activities	(1,911)	26,328
Cash Flows from Investing Activities:
Net decrease in loans	81,580	137,902
Proceeds from sale of loans	8,770	—
Proceeds from sale of REO	2,850	—
Purchase of premises and equipment	(1,536)	(2,603)
Disposals of premises and equipment	1	—
Proceeds from sale of land	1,650	—
Loss on sale of land	391	—
Purchases of securities AFS	(1,564,389)	—
Proceeds from sale of securities available-for-sale	749,020	—
Maturities of securities AFS	423,979	11,488
Maturities of securities HTM	33,984	48,322
Net (increase) decrease in FHLB stock	(13,197)	5,873
Net cash (used in) provided by investing activities	(276,897)	200,982
Cash Flows from Financing Activities:
Increase in deposits	67,412	444,375
Proceeds from FHLB & FRB advances	2,793,475	—
Repayments on FHLB & FRB advances	(2,465,402)	—
Net change in federal funds purchased	—	(295,000)
Net increase in subordinated debt	31	32
Net decrease in repurchase agreements	(20,577)	(99,426)
Dividends paid	(1,132)	(7,327)
Proceeds from exercise of stock options	—	157
Repurchase of stock	(142)	(534)
Net cash provided by financing activities	373,665	42,277
Increase in cash and cash equivalents	94,857	269,587
Cash and cash equivalents at beginning of year	1,326,629	656,494
Cash and cash equivalents at end of period	$1,421,486	$926,081
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$270	$—
Interest	181,281	142,628
Noncash transactions:
Right of use lease assets and liabilities recognized	3,608	1,019
Chargeoffs against allowance for credit losses - loans	862	3,090
Chargeoffs against allowance for credit losses - securities	—	3,971

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

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

The accompanying unaudited consolidated financial statements include the accounts of the Company as of June 30, 2024 and December 31, 2023, and for the six months ended June 30, 2024 and 2023, and include all information and footnotes required for interim financial reporting presentation.  All intercompany accounts and transactions have been eliminated in consolidation. The results for the 2024 interim periods are not necessarily indicative of the results expected for the full year.  These financial statements assume that readers have read the most recent Annual Report on Form 10-K filed with the SEC which contains the latest available audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023.

Significant Accounting Policies

The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry.  We have not made any changes in our significant accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC, except for those described below.

Derivative Asset (Cash Flow Hedge).  On February 1, 2024, the Bank entered into an interest rate swap agreement with an institutional counterparty used to manage our exposure to changes in interest rates as part of our overall interest rate risk management strategy.  This agreement was solely undertaken as a cash flow hedge of interest rate risk, specifically of the risk of changes in cash flows on interest payments associated with a stream of variable-rate, short-term borrowings for a corresponding amount that are attributable to changes in the future financing rates of each rolling maturity.  This agreement is a derivative instrument and qualifies for hedge accounting under ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”.  To qualify for hedge accounting, the cash flow hedge must be highly effective at reducing the risk associated with the hedged exposure.  The effectiveness of the hedging relationship is documented at inception and is monitored on at least a quarterly basis through the life of the transaction.  A cash flow hedge that is designated as highly effective is carried at fair value with the change in fair value recorded in other comprehensive income (loss) (“AOCI”).  If the cash flow hedge becomes ineffective, the change in fair value is reclassified from AOCI to earnings.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2024:
Investment securities available-for-sale:
Collateralized mortgage obligations	$10,187	$—	$10,187	$—
Agency mortgage-backed securities	911,895	—	911,895	—
Municipal bonds	45,201	—	45,201	—
SBA securities	10,706	—	10,706	—
Beneficial interests in FHLMC securitization	7,112	—	—	7,112
Corporate bonds	119,444	—	119,444	—
U.S. Treasury	1,256	1,256	—	—
Total assets at fair value on a recurring basis	$1,105,801	$1,256	$1,097,433	$7,112

Derivatives:
Cash flow hedge	$6,267	$—	$6,267	$—

December 31, 2023
Investment securities available-for-sale:
Collateralized mortgage obligations	$7,605	$—	$7,605	$—
Agency mortgage-backed securities	107,347	—	107,347	—
Municipal bonds	46,436	—	46,436	—
SBA securities	13,527	—	13,527	—
Beneficial interests in FHLMC securitization	7,242	—	—	7,242
Corporate bonds	122,279	—	122,279	—
U.S. Treasury	398,790	398,790	—	—
Total assets at fair value on a recurring basis	$703,226	$398,790	$297,194	$7,242

The decrease in Level 3 assets from December 31, 2023 was due to securitization paydowns in the FHLMC portfolio in the year-to-date period ended June 30, 2024.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2.  When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the collateral-dependent loan at nonrecurring Level 3.  Loans for which an appraised value is not available include commercial loans which are secured by non-real estate assets such as accounts receivable and inventory.  To establish fair value for these loans, we apply a recovery factor

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

against eligible receivables and inventory.  This recovery factor may be either increased or decreased subject to additional support and analysis of the quality of receivables and the companies owing the receivables.  The total collateral-dependent loans were $5.7 million and $3.8 million at June 30, 2024 and December 31, 2023, respectively. Specific reserves related to these loans totaled $964 thousand and $0 at June 30, 2024 and December 31, 2023, respectively.

Real Estate Owned (REO). The fair value of REO is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.  The decrease in REO from December 31, 2023 was due to the sale of one of the two REO properties held at December 31, 2023, resulting in a gain of $679 thousand which is included in the accompanying consolidated statements of operations.  At June 30, 2024, REO consisted of one loan which is carried at amortized cost as the appraised value adjusted for estimated selling costs exceeded the amortized cost basis.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount.  Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount.  If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income.  All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. At June 30, 2024, there was no valuation allowance on the mortgage servicing rights.  Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of June 30, 2024 included prepayment rates ranging from 20% to 30% and a discount rate of 10%.

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

For the Six Months Ended June 30, 2024 - UNAUDITED

The following methods and assumptions were used to estimate the fair value of financial instruments:

Cash and Cash Equivalents. The fair value of cash and cash equivalents approximates its carrying value.

Interest-Bearing Deposits with Financial Institutions.  The fair value of interest-bearing deposits maturing within ninety days approximate their carrying values.

Investment Securities Available-for-Sale.  Investment securities available for sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon external third-party models, and management judgment and evaluation for valuation. Level 1 investment securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 investment securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Investment securities classified as Level 3 include beneficial interests in FHLMC securitizations. Significant assumptions in the valuation of these Level 3 securities as of June 30, 2024 and December 31, 2023 included prepayment rates of 20% and 25%, respectively and discount rates ranging from 6.60% to 9.71% and 8.35% to 10.0%, respectively.

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

Investment in Federal Home Loan Bank Stock. The Bank is a member of the Federal Home Loan Bank (the “FHLB”). As a member, we are required to own stock of the FHLB, the amount of which is based primarily on the level of our borrowings from this institution.  Because ownership is restricted, the fair value of the stock is not readily determinable and is therefore equal to the carrying amount, is classified as restricted securities and is periodically evaluated for impairment based on our assessment of the ultimate recoverability of our investments in that stock. Any cash or stock dividends paid to us on such stock are reported as income.

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

Derivative Assets (Cash Flow Hedge).  The Bank entered into a pay-fixed, receive-variable interest rate swap agreement with a counterparty.  This agreement was solely undertaken as a cash flow hedge of interest rate risk, specifically of the risk of changes in cash flows on interest payments associated with a stream of variable-rate, short-term borrowings for a corresponding amount that are attributable to changes in the future financing rates of each rolling maturity.  We estimate the fair value of this agreement based on inputs from a third-party pricing model, which incorporates such factors

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

as the Treasury curve, the secured overnight financial rate (“SOFR”), and the pay rate on the interest rate swaps.  The fair value of this derivative asset is based on a discounted cash flow approach.  The observable nature of the inputs used in deriving its fair value results in a Level 2 classification.

Deposits. The fair value of demand deposits, savings deposits, and money market deposits is defined as the amounts payable on demand resulting in a Level 1 classification. The fair value of fixed maturity certificates of deposit is estimated based on the discounted value of the future cash flows expected to be paid on the deposits resulting in a Level 2 classification.

Borrowings. The fair value of borrowings is the carrying value of overnight FHLB advances and federal funds purchased that approximate fair value because of the short-term maturity of these instruments, resulting in a Level 1 classification. The fair value of borrowings in the form of FHLB putable advances also approximates carrying value and are classified as Level 1 instruments.

Subordinated debt.  The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company resulting in a Level 3 classification.

Accrued Interest Payable.  The fair value of accrued interest payable on deposits, borrowings, and subordinated debt approximates its carrying value.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
June 30, 2024:
Assets:
Cash and cash equivalents	$1,421,486	$1,421,486	$—	$—	$1,421,486
Securities AFS, net	1,105,801	1,256	1,097,433	7,112	1,105,801
Securities HTM	755,033	—	675,348	—	675,348
Loans, net	10,057,973	—	4,526	9,600,731	9,605,257
Investment in FHLB stock	37,810	—	37,810	—	37,810
Investment in equity securities	11,745	—	—	11,745	11,745
Accrued interest receivable	58,325	58,325	—	—	58,325
Derivative assets	6,267	—	6,267	—	6,267
Liabilities:
Deposits	$10,756,344	$7,992,965	$2,748,181	$—	$10,741,146
Borrowings	1,716,552	1,720,844	—	—	1,720,844
Subordinated debt	173,428	—	—	140,259	140,259
Accrued interest payable	37,872	37,872	—	—	37,872

December 31, 2023:
Assets:
Cash and cash equivalents	$1,326,629	$1,326,629	$—	$—	$1,326,629
Securities AFS, net	703,226	398,790	297,194	7,242	703,226
Securities HTM	789,578	—	710,021	—	710,021
Loans, net	10,148,597	—	—	9,827,508	9,827,508
Investment in FHLB stock	24,613	—	24,613	—	24,613
Investment in equity securities	11,768	—	—	11,768	11,768
Accrued interest receivable	54,163	54,163	—	—	54,163
Liabilities:
Deposits	$10,688,932	$7,545,262	$3,145,870	$—	$10,691,132
Borrowings	1,409,056	609,056	800,000	—	1,409,056
Subordinated debt	173,397	—	—	136,002	136,002
Accrued interest payable	42,177	42,177	—	—	42,177

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
June 30, 2024:
Collateralized mortgage obligations	$11,571	$—	$(1,384)	$—	$10,187
Agency mortgage-backed securities	915,045	1,223	(4,373)	—	911,895
Municipal bonds	49,268	—	(4,067)	—	45,201
SBA securities	10,773	5	(72)	—	10,706
Beneficial interests in FHLMC securitization	13,996	4	(386)	(6,502)	7,112
Corporate bonds	133,805	—	(13,521)	(840)	119,444
U.S. Treasury	1,299	—	(43)	—	1,256
Total	$1,135,757	$1,232	$(23,846)	$(7,342)	$1,105,801

December 31, 2023:
Collateralized mortgage obligations	$8,946	$—	$(1,341)	$—	$7,605
Agency mortgage-backed securities	106,733	1,028	(414)	—	107,347
Municipal bonds	49,473	—	(3,037)	—	46,436
SBA securities	13,631	2	(106)	—	13,527
Beneficial interests in FHLMC securitization	14,473	4	(418)	(6,818)	7,241
Corporate bonds	138,858	—	(15,176)	(1,402)	122,280
U.S. Treasury	399,375	—	(585)	—	398,790
Total	$731,489	$1,034	$(21,077)	$(8,220)	$703,226

The following table provides a summary of the Company’s securities HTM portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
June 30, 2024:
Agency mortgage-backed securities	$755,033	$—	$(79,685)	$—	$675,348
Total	$755,033	$—	$(79,685)	$—	$675,348

December 31, 2023:
Agency mortgage-backed securities	$789,578	$1	$(79,558)	$—	$710,021
Total	$789,578	$1	$(79,558)	$—	$710,021

As of June 30, 2024, the tables above include $581.9 million in agency mortgage-backed securities pledged as collateral to the state of Florida to meet regulatory requirements; $1.2 million in U.S. Treasury securities pledged as collateral to various states to meet regulatory requirements related to the Bank’s trust operations; $259.9 million of agency mortgage-backed securities pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into from 2018 and 2021; and $83.1 million in securities consisting of SBA securities and agency mortgage-backed securities pledged as collateral for repurchase agreements obtained from a prior bank acquisition.  A total of $707.7 million in SBA and agency mortgage-backed securities, collateralized mortgage obligations, corporate and municipal bonds are pledged as collateral to the Federal Reserve Bank’s discount window and bank term funding program from which the Bank may borrow.

We monitor the credit quality of these securities by evaluating various quantitative attributes. The credit quality indicators the Company monitors include, but are not limited to, credit ratings of individual securities and the credit rating

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

of United States government-sponsored enterprises that guarantee the securities. Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk.  As of June 30, 2024, all of the Company’s securities were either investment grade or were issued by a U.S. government agency or GSE with an investment grade rating, with the exception of two corporate bonds having a combined market value of $31.9 million which were below investment grade.

The tables below indicate the gross unrealized losses and fair values of our securities AFS portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$2,882	$(53)	$7,304	$(1,331)	$10,186	$(1,384)
Agency mortgage-backed securities	582,339	(3,976)	4,884	(397)	587,223	(4,373)
Municipal bonds	2,128	(105)	43,073	(3,962)	45,201	(4,067)
SBA securities	—	—	9,230	(72)	9,230	(72)
Beneficial interests in FHLMC securitization	—	—	4,101	(386)	4,101	(386)
Corporate bonds	28,099	(1,901)	92,184	(11,620)	120,283	(13,521)
U.S. Treasury	—	—	1,256	(43)	1,256	(43)
Total	$615,448	$(6,035)	$162,032	$(17,811)	$777,480	$(23,846)

	Securities with Unrealized Loss at December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$—	$—	$7,606	$(1,341)	$7,606	$(1,341)
Agency mortgage-backed securities	—	—	5,710	(414)	5,710	(414)
Municipal bonds	1,779	(26)	42,847	(3,011)	44,626	(3,037)
SBA securities	353	—	12,025	(106)	12,378	(106)
Beneficial interests in FHLMC securitization	—	—	4,041	(418)	4,041	(418)
Corporate bonds	14,847	(153)	108,832	(15,023)	123,679	(15,176)
U.S. Treasury	397,942	(534)	848	(51)	398,790	(585)
Total	$414,921	$(713)	$181,909	$(20,364)	$596,830	$(21,077)

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

For the Six Months Ended June 30, 2024 - UNAUDITED

The tables below indicate the gross unrecognized losses and fair value of our securities HTM portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrecognized loss position.

	Securities with Unrecognized Loss at June 30, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$18,155	$(151)	$657,194	$(79,534)	$675,349	$(79,685)
Total	$18,155	$(151)	$657,194	$(79,534)	$675,349	$(79,685)

	Securities with Unrecognized Loss at December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$—	$—	$689,454	$(79,558)	$689,454	$(79,558)
Total	$—	$—	$689,454	$(79,558)	$689,454	$(79,558)

During the six-month period ending June 30, 2024, securities available-for-sale with an amortized cost of $747.8 million were sold, resulting in gross realized gains of $1.4 million and gross realized losses of $0.2 million.  There were no security sales during the six-month period ending June 30, 2023.

The following is a rollforward of the Company’s allowance for credit losses related to investments for the following periods:

	Beginning	Provision (Reversal)			Ending
(dollars in thousands)	Balance	for Credit Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2024:
Beneficial interests in FHLMC securitization	$6,593	$(91)	$—	$—	$6,502
Corporate bonds	1,318	(478)	—	—	840
Total	$7,911	$(569)	$—	$—	$7,342

Six Months Ended June 30, 2024:
Beneficial interests in FHLMC securitization	$6,818	$(316)	$—	$—	$6,502
Corporate bonds	1,402	(562)	—	—	840
Total	$8,220	$(878)	$—	$—	$7,342

Three Months Ended June 30, 2023:
Beneficial interests in FHLMC securitization	$11,315	$(286)	(3,971)	—	$7,058
Corporate bonds	973	504	—	—	1,477
Total	$12,288	$218	$(3,971)	$—	$8,535

Six Months Ended June 30, 2023:
Beneficial interests in FHLMC securitization	$11,439	$(410)	$(3,971)	$—	$7,058
Corporate bonds	—	1,477	—	—	1,477
Total	$11,439	$1,067	$(3,971)	$—	$8,535

During the six-month periods ending June 30, 2024 and June 30, 2023, the Company recorded a provision (reversal) for credit losses of ($878) thousand and $1.1 million, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

The ACL on investment securities is determined for both held-to-maturity and available-for-sale classifications of the investment portfolio in accordance with ASC 326 and is evaluated on a quarterly basis. The ACL for held-to-maturity investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. Under ASC 326-20, for investment securities where the Company has reason to believe the credit loss exposure is remote, such as those guaranteed by the U.S. government or government sponsored entities, a zero-loss expectation is applied and a company is not required to estimate and recognize an ACL.  The ACL related to held-to-maturity investment securities was zero at June 30, 2024.

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

On a quarterly basis, the Company engages with an independent third party to perform an analysis of expected credit losses for its municipal and corporate bond securities in order to supplement our own internal review.  As of June 30, 2024, the analysis concluded and the Company concurred that eighteen corporate bonds were impacted by credit loss, for which ($562) thousand was recorded as reversal of provision to the ACL related to available-for-sale securities and that no municipal bond securities were impacted by credit loss.  The ACL reserve related to corporate bond securities within the available-for-sale portfolio totaled $840 thousand at June 30, 2024.  Charge-offs totaled $0 and $4.0 million for the six-month periods ended June 30, 2024 and June 30, 2023, respectively.  For the year ended December 31, 2023, the Company recorded total charge-offs of $4.0 million related to several interest-only strip securities.  The ACL related to available-for-sale securities totaled $7.3 million and $8.2 million as of June 30, 2024 and December 31, 2023, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

The amortized cost and fair value of investment securities AFS by contractual maturity were as follows for the periods indicated:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
June 30, 2024
Amortized Cost:
Collateralized mortgage obligations	$—	$454	$188	$10,929	$11,571
Agency mortgage-backed securities	190	3,498	—	911,357	915,045
Municipal bonds	—	13,408	32,879	2,981	49,268
SBA securities	—	673	568	9,532	10,773
Beneficial interests in FHLMC securitization	3,175	4,999	—	5,822	13,996
Corporate bonds	—	61,952	66,326	5,527	133,805
U.S. Treasury	799	500	—	—	1,299
Total	$4,164	$85,484	$99,961	$946,148	$1,135,757
Weighted average yield	0.52%	6.20%	2.97%	5.52%	5.33%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$410	$180	$9,597	$10,187
Agency mortgage-backed securities	186	3,314	—	908,395	911,895
Municipal bonds	—	12,643	30,143	2,415	45,201
SBA securities	—	669	567	9,470	10,706
Beneficial interests in FHLMC securitization	3,175	4,999	—	5,440	13,614
Corporate bonds	—	57,996	58,068	4,220	120,284
U.S. Treasury	790	466	—	—	1,256
Total	$4,151	$80,497	$88,958	$939,537	$1,113,143

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2023
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$513	$8,433	$8,946
Agency mortgage-backed securities	141	4,364	—	102,228	106,733
Municipal bonds	—	9,672	36,103	3,698	49,473
SBA securities	—	944	623	12,064	13,631
Beneficial interests in FHLMC securitization	3,315	5,380	—	5,778	14,473
Corporate bonds	5,012	60,444	67,872	5,530	138,858
U.S. Treasury	398,676	699	—	—	399,375
Total	$407,144	$81,503	$105,111	$137,731	$731,489
Weighted average yield	5.47%	6.46%	2.90%	5.94%	5.30%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$466	$7,139	$7,605
Agency mortgage-backed securities	137	4,134	—	103,076	107,347
Municipal bonds	—	9,231	34,142	3,063	46,436
SBA securities	—	936	622	11,969	13,527
Beneficial interests in FHLMC securitization	3,315	5,380	—	5,364	14,059
Corporate bonds	4,973	58,337	56,395	3,977	123,682
U.S. Treasury	398,135	655	—	—	398,790
Total	$406,560	$78,673	$91,625	$134,588	$711,446

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

The amortized cost and fair value of investment securities HTM by contractual maturity were as follows for the periods indicated:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
June 30, 2024
Amortized Cost:
Agency mortgage-backed securities	$—	$3,531	$11,289	$740,213	$755,033
Total	$—	$3,531	$11,289	$740,213	$755,033
Weighted average yield	—%	0.81%	1.46%	2.05%	2.03%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$3,296	$10,264	$661,788	$675,348
Total	$—	$3,296	$10,264	$661,788	$675,348

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2023
Amortized Cost:
Agency mortgage-backed securities	$—	$4,259	$12,537	$772,782	$789,578
Total	$—	$4,259	$12,537	$772,782	$789,578
Weighted average yield	—%	0.86%	1.44%	2.26%	2.24%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$3,972	$11,457	$694,592	$710,021
Total	$—	$3,972	$11,457	$694,592	$710,021

NOTE 4: LOANS

The following is a summary of our loans held for investment as of:

	June 30,	December 31,
(dollars in thousands)	2024	2023
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$5,227,261	$5,227,885
Single family	917,656	950,712
Total real estate loans secured by residential properties	6,144,917	6,178,597
Commercial properties	973,116	987,596
Land and construction	85,260	137,298
Total real estate loans	7,203,293	7,303,491
Commercial and industrial loans	2,866,024	2,856,228
Consumer loans	2,097	1,328
Total loans	10,071,414	10,161,047
Premiums, discounts and deferred fees and expenses	15,854	16,755
Total	$10,087,268	$10,177,802

The Company’s loans held for investment portfolio is segmented according to loans that share similar attributes and risk characteristics.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

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

Loans with a collateral value totaling $239.4 million and $283.7 million were pledged as collateral to secure borrowings with the Federal Reserve Bank at June 30, 2024 and December 31, 2023, respectively.  Loans with a market value of $4.4 billion and $4.2 billion were pledged as collateral to secure borrowings with the FHLB at June 30, 2024 and December 31, 2023, respectively.

During the six-month period ended June 30, 2024, loans totaling $8.1 million in unpaid principal balance were sold, resulting in a net gain on sale of loans of $678 thousand.  There were no loan sales during the six-month period ended June 30, 2023.  There were no outstanding loans held-for-sale as of June 30, 2024 and December 31, 2023.

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
June 30, 2024:
Real estate loans:
Residential properties	$4,964	$—	$—	$1,152	$6,116	$6,157,500	$6,163,616
Commercial properties	8,000	—	—	8,762	16,762	955,746	972,508
Land and construction	—	—	—	—	—	85,053	85,053
Commercial and industrial loans	892	296	—	9,005	10,193	2,853,758	2,863,951
Consumer loans	—	178	—	—	178	1,962	2,140
Total	$13,856	$474	$—	$18,919	$33,249	$10,054,019	$10,087,268

Percentage of total loans	0.14%	0.00%	—%	0.19%	0.33%

December 31, 2023:
Real estate loans:
Residential properties	$93	$416	$—	$112	$621	$6,196,923	$6,197,544
Commercial properties	27,403	403	1,730	2,915	32,451	954,321	986,772
Land and construction	—	—	—	—	—	136,827	136,827
Commercial and industrial loans	525	88	—	8,804	9,417	2,845,845	2,855,262
Consumer loans	—	—	—	—	—	1,397	1,397
Total	$28,021	$907	$1,730	$11,831	$42,489	$10,135,313	$10,177,802

Percentage of total loans	0.28%	0.01%	0.02%	0.12%	0.42%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
June 30, 2024:
Real estate loans:
Residential properties	$908	$244
Commercial properties	8,762	—
Commercial and industrial loans	8,755	250
Total	$18,425	$494

December 31, 2023:
Real estate loans:
Residential properties	$—	$112
Commercial properties	—	2,915
Commercial and industrial loans	7,406	1,398
Total	$7,406	$4,425

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

The following table presents our loan modifications made to borrowers experiencing financial difficulty by type of modification for the six-month periods ended June 30, 2024 and 2023, respectively with related amortized cost balances, respective percentage share of the total class of loans, and the related financial effect:

	June 30, 2024:
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial real estate loans	$12,900	1.30%	1 loan with term extension of 10 months.
Commercial and industrial loans	1,269	0.04%	4 loans with various extensions of loan maturity ranging from 3 to 62.5 months. 1 loan with 3-month extension and 3-month forbearance. 1 loan with $100 payments through 3 months.
Total	$14,169

	Combination
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	$7,183	0.01%

4 loans with various extensions of loan maturity ranging from 6 to 19 months and payment deferral. 1 loan with 5 month forbearance followed by interest rate reduction. 1 loan with $100 payments through 3 months with payment deferral.

Total	$7,183

	Total
	Amortized Cost Basis	% of Total Class of Loans
Commercial real estate loans	$12,900	1.30%
Commercial and industrial loans	8,452	0.05%
Total	$21,352

	June 30, 2023:
	Payment Deferrals
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	$1,339	0.04%	1 loan with payments deferred for 4 months.
Total	$1,339

	Combination
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	$950	0.03%	1 loan with payments deferred for 4 months and term extended by 4 months.
Total	$950

	Total
	Amortized Cost Basis	% of Total Class of Loans
Commercial and industrial loans	$2,289	0.07%
Total	$2,289

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

For the six-month period ended June 30, 2023, the Company made a total of 2 loan modifications to borrowers experiencing financial difficulty, which consisted of commercial and industrial loans having an amortized cost basis of $2.3 million and representing 0.07% of the total class of commercial and industrial loans.

The following table presents the payment status of our loan modifications made during the previous twelve-month period of July 1, 2023 to June 30, 2024:

		30-89 Days	90+ Days
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Total
June 30, 2024:
Residential loans	$247	$—	$—	$—	$247
Commercial real estate loans	13,515	—	—	—	13,515
Commercial and industrial loans	13,635	—	—	8,055	21,690
Total	$27,397	$—	$—	$8,055	$35,452

None of the loans modified during the twelve-month period of July 1, 2023 to June 30, 2024 subsequently had a payment default.

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

The measurement of the ACL is performed by collectively pooling and evaluating loans with similar risk characteristics.  The quantitative CECL model estimates credit losses by applying pool-specific probability of default (“PD”) and loss given default (“LGD”) rates to the expected exposure at default ("EAD") over the contractual life of the loans.  A significant portion of the ACL is calculated and measured on a collective pool basis, representing $9.9 billion or approximately 97.7% of the total blended loan portfolio as of June 30, 2024.  As of December 31, 2023, the ACL was calculated and measured based upon $9.9 billion or 97.2% of the total blended portfolio evaluated on a collective pool basis and $268 million in small homogeneous loan portfolios or 2.6% of the total blended portfolio evaluated using historical loss factors.  Pooled loan segments consisted of multifamily, commercial, single-family, non-owner occupied commercial real estate, and construction loans.  The remaining portion of the loan portfolio, representing $224 million or approximately 2.2% of the total blended loan portfolio, consisted of small homogeneous loan portfolios which has its quantitative reserve calculated separately based on historical loss factors for the respective portfolios or, if no historical loss is available, based on peer group historical losses.  These loan portfolios include equipment finance, land, consumer and commercial small balance loans.  In addition, collateral dependent loans are separately valued based on the fair value of the underlying collateral.

The measurement also incorporates qualitative components such as internal and external risk factors that may not be adequately assessed in the quantitative model.  Qualitative adjustments primarily relate to segments of the loan portfolio deemed by management to be of a higher-risk profile or other factors where management believes the quantitative component of the ACL model may not be fully reflective of levels deemed adequate in the judgement of management.  Qualitative adjustments may also relate to uncertainty as to future macroeconomic conditions and the related impact on certain loan segments.  Management reviews the need for an appropriate level of quantitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.  Management applies a two-year time horizon in its ACL model at which there is a gradual reversion back to historical loss experience.

For purposes of calculating the ACL, the Company has elected to include deferred loan fees and expenses in the loan balance and exclude accrued interest from loan balances.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

The following is a rollforward of the allowance for credit losses related to loans for the following periods:

		Provision
	Beginning	(Reversal) for			Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three Months Ended June 30, 2024:
Real estate loans:
Residential properties	$8,374	$639	$—	$—	$9,013
Commercial properties	4,597	1,489	—	—	6,086
Land and construction	66	11	—	—	77
Commercial and industrial loans	16,251	(1,930)	(369)	152	14,104
Consumer loans	7	8	—	—	15
Total	$29,295	$217	$(369)	$152	$29,295

Six Months Ended June 30, 2024:
Real estate loans:
Residential properties	$9,921	$(908)	$—	$—	$9,013
Commercial properties	4,148	1,938	—	—	6,086
Land and construction	332	(255)	—	—	77
Commercial and industrial loans	14,796	(133)	(862)	303	14,104
Consumer loans	8	6	—	1	15
Total	$29,205	$648	$(862)	$304	$29,295

Three Months Ended June 30, 2023:
Real estate loans:
Residential properties	$8,263	(29)	—	—	$8,234
Commercial properties	5,733	(480)	—	—	5,253
Land and construction	316	(29)	—	—	287
Commercial and industrial loans	16,760	1,404	(1,087)	613	17,690
Consumer loans	23	(3)	—	1	21
Total	$31,095	$863	$(1,087)	$614	$31,485

Six Months Ended June 30, 2023:
Real estate loans:
Residential properties	$8,306	$(72)	$—	$—	$8,234
Commercial properties	8,714	(3,212)	(249)	—	5,253
Land and construction	164	123	—	—	287
Commercial and industrial loans	16,521	3,089	(2,839)	919	17,690
Consumer loans	26	(4)	(2)	1	21
Total	$33,731	$(76)	$(3,090)	$920	$31,485

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

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

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
June 30, 2024:
Loans secured by real estate:
Commercial real estate loans	5,462	—	—	5,462	964
Commercial loans	—	—	250	250	—
Total	$5,462	$—	$250	$5,712	$964

December 31, 2023:
Loans secured by real estate:
Commercial real estate loans	2,523	—	—	2,523	—
Commercial loans	—	250	978	1,228	—
Total	$2,523	$250	$978	$3,751	$—

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

For the Six Months Ended June 30, 2024 - UNAUDITED

The following tables present risk categories of loans based on year of origination, and includes gross charge-offs in accordance with ASU 2022-02 as of the dates presented:

							Revolving
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
June 30, 2024:
Loans secured by real estate:
Residential
Multifamily
Pass	$87,730	$37,334	$2,349,428	$1,524,498	$737,181	$494,259	$—	$5,230,430
Special mention	—	—	—	—	—	1,124	—	1,124
Substandard	—	—	—	—	—	10,826	—	10,826
Total	$87,730	$37,334	$2,349,428	$1,524,498	$737,181	$506,209	$—	$5,242,380
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Single family
Pass	$—	$10,574	$253,801	$264,514	$91,989	$232,655	$46,494	$900,027
Special mention	—	—	—	—	—	19,951	—	19,951
Substandard	—	—	—	—	—	1,129	129	1,258
Total	$—	$10,574	$253,801	$264,514	$91,989	$253,735	$46,623	$921,236
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$729	$2,417	$226,345	$126,412	$145,208	$426,991	$—	$928,102
Special mention	—	—	—	1,206	2,242	881	—	4,329
Substandard	—	12,900	—	112	1,332	25,733	—	40,077
Total	$729	$15,317	$226,345	$127,730	$148,782	$453,605	$—	$972,508
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Land and construction
Pass	$—	$24,950	$28,731	$14,624	$9,389	$7,359	$—	$85,053
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$—	$24,950	$28,731	$14,624	$9,389	$7,359	$—	$85,053
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$49,959	$158,640	$1,044,651	$250,249	$101,654	$37,854	$1,168,583	$2,811,590
Special mention	743	8,135	1,120	24,473	9	631	(271)	34,840
Substandard	126	35	330	735	3,672	1,752	10,871	17,521
Total	$50,828	$166,810	$1,046,101	$275,457	$105,335	$40,237	$1,179,183	$2,863,951
Gross charge-offs	$—	$134	$497	$196	$35	$—	$—	$862

Consumer
Pass	$22	$799	$—	$536	$—	$209	$551	$2,117
Special mention	—	—	—	—	—	—	23	23
Substandard	—	—	—	—	—	—	—	—
Total	$22	$799	$—	$536	$—	$209	$574	$2,140
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$138,440	$234,714	$3,902,956	$2,180,833	$1,085,421	$1,199,327	$1,215,628	$9,957,319
Special mention	743	8,135	1,120	25,679	2,251	22,587	(248)	60,267
Substandard	126	12,935	330	847	5,004	39,440	11,000	69,682
Total	$139,309	$255,784	$3,904,406	$2,207,359	$1,092,676	$1,261,354	$1,226,380	$10,087,268
Gross charge-offs	$—	$134	$497	$196	$35	$—	$—	$862

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

NOTE 6: CORE DEPOSIT INTANGIBLES

Core deposit intangibles are intangible assets having definite useful lives arising from whole bank acquisitions.  Core deposit intangibles are amortized on an accelerated method over their estimated useful lives, ranging from 7 to 10 years.  At June 30, 2024 and December 31, 2023, core deposit intangible assets totaled $4.2 million and $4.9 million, respectively, and we recognized $756 thousand and $854 thousand in core deposit intangible amortization expense for the six-month periods ended June 30, 2024 and June 30, 2023, respectively.

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

The hedging instrument is a pay-fixed, receive variable interest rate swap agreement having a beginning notional amount of $450 million.  The Bank pays quarterly interest at a fixed rate of 3.583% and receives quarterly interest payments calculated at the Daily Simple SOFR over the same period.  The original term of the agreement is five years, expiring on February 1, 2029.  On March 28, 2024, the original hedge position notional amount was reduced by $100 million, and a corresponding amount of the hedged item was simultaneously de-designated, resulting in the recording of a gain of $1.7 million, classified as capital markets activities on the accompanying statements of operations.

At June 30, 2024, the fair value of the cash flow hedge was $6.3 million and is classified as derivative assets with a corresponding amount classified as a component of AOCI on the accompanying balance sheet.

NOTE 8: LOAN SALES AND MORTGAGE SERVICING RIGHTS

The Company retained servicing rights for the majority of the loans sold and recognized mortgage servicing rights in connection with multifamily loan sale transactions that occurred in 2021 and prior.  As of June 30, 2024, mortgage servicing rights totaled $4.4 million with no valuation allowance.  At December 31, 2023, mortgage servicing rights totaled $5.5 million, inclusive of a valuation allowance of $0.3 million.  Mortgage servicing rights are classified as a component of other assets in the accompanying consolidated balance sheets. The amount of loans serviced for others totaled $942 million and $1.0 billion at June 30, 2024 and December 31, 2023.  Servicing fees collected for the six-month periods ended June 30, 2024 and 2023 totaled $1.2 million.

There were no loan sale or purchase transactions that resulted in the recognition of mortgage servicing rights in 2024 and 2023.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

NOTE 9: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	June 30, 2024		December 31, 2023
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$2,109,830	—	$1,467,806	—
Interest-bearing	2,226,766	3.97%	2,881,786	2.94%
Money market and savings	3,656,369	4.17%	3,195,670	3.81%
Certificates of deposit	2,763,379	4.78%	3,143,670	4.87%
Total	$10,756,344	3.46%	$10,688,932	3.36%

The following table provides the remaining maturities of certificate of deposit accounts of greater than $250,000 as of:

	June 30, 2024	December 31, 2023
Large Denomination Certificates of Deposit Maturity Distribution	(dollars in thousands)

3 months or less	$21,236	$343,078
Over 3 months through 6 months	58,013	24,126
Over 6 months through 12 months	87,157	56,415
Over 12 months	3,728	30,994
Total	$170,134	$454,613

Large depositor relationships, consisting of deposit relationships which exceed 2% of total deposits, accounted for, in the aggregate, 15.3% and 12.5% of our total deposits as of June 30, 2024 and December 31, 2023, respectively.  The composition of our large depositor relationships continues to include clients which have maintained long-term depository relationships with us.

Accrued interest payable on deposits, which is included in accounts payable and other liabilities, was $27.4 million and $36.7 million at June 30, 2024 and December 31, 2023, respectively.

NOTE 10: BORROWINGS

The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”), and other institutions.  At June 30, 2024, our borrowings consisted of $1 billion in FHLB putable advances at the Bank, $400 million of FHLB term advances at the Bank, $273 million in term advances from the Federal Reserve Bank, and $43 million in repurchase agreements at the Bank.  At December 31, 2023, our borrowings consisted of $800 million in FHLB putable advances at the Bank, $100 million of FHLB term advances at the Bank, $160 million in overnight advances and $285 million in term advances from the Federal Reserve Bank, and $64 million in repurchase agreements at the Bank.

FHLB Advances

The FHLB putable advances outstanding at June 30, 2024 had a weighted average remaining life of 6.75 years and a weighted average fixed interest rate of 3.74%.  The putable advances can be called quarterly until maturity at the option of the FHLB beginning in March 2024.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

The FHLB term advances outstanding at June 30, 2024 consist of the following:

$300 million in a three-year fixed-rate advance maturing on May 28, 2027 at an interest rate of 4.95%.

$100 million in a five-year fixed rate advance maturing on June 28, 2028 at an interest rate of 4.21%.

FHLB advances are collateralized primarily by loans secured by single family, multifamily, and commercial real estate properties with a market value of $4.4 billion as of June 30, 2024. The Bank’s total unused borrowing capacity from the FHLB as of June 30, 2024 was $2.0 billion. The Bank had in place $10 million of letters of credit from the FHLB as of June 30, 2024, which are used to meet collateral requirements for deposits from local agencies.

The FHLB putable advances outstanding at December 31, 2023 had a weighted average remaining life of 5.41 years and a weighted average fixed interest rate of 3.74%.  The FHLB term advances had a fixed interest rate of 4.21% and matures on June 28, 2028.  FHLB advances were collateralized primarily by loans secured by single family, multifamily, and commercial real estate properties with a market value of $4.3 billion as of December 31, 2023. The Bank’s total unused borrowing capacity from the FHLB as of December 31, 2023 was $2.0 billion. The Bank had in place $310 million of letters of credit from the FHLB as of December 31, 2023, which are used to meet collateral requirements for deposits from the State of California and local agencies.

Federal Reserve Bank Borrowings

The Bank has a secured line of credit with the Federal Reserve Bank including the secured borrowing capacity through the Federal Reserve Bank’s Discount Window, Borrower-in-Custody (“BIC”), and Bank Term Funding (“BTFP”) programs.  Borrowings under the BIC program are overnight advances with interest chargeable at the primary credit borrowing rate.  At June 30, 2024, the Bank did not have any borrowings outstanding under the BIC program.  Borrowings under the BTFP, which was established in March 2023, are for periods up to one year in length, with interest rates based on the one-year overnight index swap (“OIS”) rate plus a spread of 10 basis points.  BTFP borrowings totaled $273 million at June 30, 2024 and are collateralized by eligible investment securities valued at par and provide an additional source of liquidity.  At June 30, 2024, the Bank had secured unused borrowing capacity of $674 million under this agreement.

At December 31, 2023, the Bank had outstanding BIC program borrowings totaling $160 million, bearing a fixed interest rate of 5.50% and were repaid in full in early January, 2024.  At December 31, 2023, the Bank had outstanding BTFP borrowings totaling $285 million.  At December 31, 2023, the Bank had secured unused borrowing capacity of $402 million under this agreement.

Uncommitted Credit Facilities:

The Bank has a total of $190 million in borrowing capacity through unsecured federal funds lines, ranging in size from $20 million to $100 million, with five correspondent financial institutions.  There were no balances outstanding under these arrangements as of June 30, 2024 and December 31, 2023.

Holding Company Line of Credit:

FFI has entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $20 million maturing in February 2025. The loan bears an interest rate of Prime rate, plus 50 basis points (0.50%). FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in the Bank. We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. As of June 30, 2024 and December 31, 2023, FFI was in compliance with the covenants contained in the loan agreement.  As of June 30, 2024 and December 31, 2023, there were no balances outstanding under this agreement.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

Repurchase Agreements:

The repurchase agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability.  The investment securities underlying these agreements remain in the Company’s securities AFS portfolio.  As of June 30, 2024 and December 31, 2023, the repurchase agreements are collateralized by investment securities with a fair value of approximately $83.1 million and $76.3 million, respectively.

NOTE 11: SUBORDINATED DEBT

At June 30, 2024 and December 31, 2023, FFI had two issuances of subordinated notes outstanding with an aggregate carrying value of $173 million.  At June 30, 2024 and December 31, 2023, FFI was in compliance with all covenants under its subordinated debt agreements.  The following table summarizes the outstanding subordinated notes as of the dates indicated:

		Current	Current	Carrying Value
	Stated	Interest	Principal	June 30,	December 31,
(dollars in thousands)	Maturity	Rate	Balance	2024	2023
Subordinated notes
Subordinated notes due 2032, 3.50% per annum until February 1, 2027, 3-month SOFR + 2.04% thereafter	February 1, 2032	3.50%	$150,000	$148,178	$148,058
Subordinated notes due 2030, 6.0% per annum until June 30, 2025, 3-month SOFR + 5.90% thereafter.	June 30, 2030	6.00%	24,165	25,250	25,339
Total			$174,165	$173,428	$173,397

NOTE 12: INCOME TAXES

For the six-month period ended June 30, 2024, the Company recorded an income tax benefit of $1.3 million and had an effective tax rate of -52.3%.  For the six-month period ended June 30, 2023, the Company recorded income tax expense of $1.9 million and had an effective tax rate of -0.94%.  The changes in the effective tax rate were predominately due to the changes in pretax income, as well as the impact of tax-exempt interest income and tax benefits associated with low-income housing tax credit investments.  The effective tax rates differ from the combined federal and state statutory rates for the Company of 28.2% due primarily to various permanent tax differences, including tax-exempt income, tax credits from low-income housing tax credit investments, and other items that impact our effective tax rate.

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

Deferred tax assets totaled $36.5 million and $29.1 million at June 30, 2024 and December 31, 2023, respectively.

NOTE 13: SHAREHOLDERS’ EQUITY

FFI is a holding company and does not have any direct operating activities. Any future cash flow needs of FFI are expected to be met by its existing cash and cash equivalents and dividends from its subsidiaries. The Bank is subject to various laws and regulations that limit the amount of dividends that a bank can pay without obtaining prior approval from bank regulators. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the same twelve-

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

month period.  FFI’s cash and cash equivalents totaled $4.5 million and $15.3 million at June 30, 2024 and December 31, 2023, respectively.

NOTE 14: EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock that would then share in earnings. The following table sets forth the Company’s unaudited earnings per share calculations for the three and six months ended June 30:

	Three Months Ended		Three Months Ended
	June 30, 2024		June 30, 2023
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted
Net income (loss)	$3,085	$3,085	$(212,288)	$(212,288)
Weighted average basic common shares outstanding	56,523,640	56,523,640	56,430,813	56,430,813
Dilutive effect of options, restricted stock and contingent shares issuable		8,825		—
Diluted common shares outstanding		56,532,465		56,430,813
Net income (loss) per share	$0.05	$0.05	$(3.76)	$(3.76)

	Six Months Ended		Six Months Ended
	June 30, 2024		June 30, 2023
(dollars in thousands, except share and per share amounts)	Basic	Diluted	Basic	Diluted
Net income (loss)	$3,878	$3,878	$(203,792)	$(203,792)
Weighted average basic common shares outstanding	56,504,148	56,504,148	56,403,891	56,403,891
Dilutive effect of options, restricted stock and contingent shares issuable		11,696		—
Diluted common shares outstanding		56,515,844		56,403,891
Net income (loss) per share	$0.07	$0.07	$(3.61)	$(3.61)

Stock options for 25,550 shares of common stock were not considered in computing diluted earnings per common share for the three and six-month periods ended June 30, 2023 because they are antidilutive. There were no stock options outstanding for the three and six-month periods ended June 30, 2024.

NOTE 15: SEGMENT REPORTING

For the three and six months ended June 30, 2024 and 2023, the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The reportable segments are determined by products and services offered and the corporate structure.  Business segment earnings before taxes are the primary measure of the segment’s performance as evaluated by management.  Business segment earnings before taxes include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations.  Allocations of corporate expenses, such as finance and accounting, data processing and human resources are calculated based on estimated activity or usage levels.  The management accounting process measures the performance of the operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies.  If the management structures and/or the allocation process changes, allocations, transfers, and assignments may change.

In accordance with ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”,  the significant expenses shown in the tables below are those that are regularly provided to the chief operating

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

decision maker (CODM) who regularly uses them, along with other information in assessing the segments’ performance and in decisions regarding the allocation of resources.  With respect to ASU 2023-07, the CODM for the Company is the Chief Executive Officer.  The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Three Months Ended June 30, 2024:
Interest income	$150,914	$—	$—	$150,914
Interest expense	105,380	—	1,705	107,085
Net interest income	45,534	—	(1,705)	43,829
Provision (reversal) for credit losses	(806)	—	—	(806)
Noninterest income	6,241	7,790	(373)	13,658
Noninterest expense
Compensation and benefits	14,821	4,079	195	19,095
Customer service costs	16,104	—	—	16,104
Professional services and marketing costs	2,656	926	85	3,667
Other	15,720	679	364	16,763
Income (loss) before income taxes	3,280	2,106	(2,722)	2,664
Income tax (benefit) expense	(255)	594	(760)	(421)
Net income (loss)	$3,535	$1,512	$(1,962)	$3,085

Three Months Ended June 30, 2023:
Interest income	$145,328	$—	$—	$145,328
Interest expense	94,539	—	1,805	96,344
Net interest income	50,789	—	(1,805)	48,984
Provision for credit losses	887	—	—	887
Noninterest income	5,067	7,415	(403)	12,079
Noninterest expense
Goodwill impairment	215,252	—	—	215,252
Compensation and benefits	16,685	4,058	283	21,026
Customer service costs	19,004	—	—	19,004
Professional services and marketing costs	2,086	912	644	3,642
Other	12,925	647	268	13,840
(Loss) income before income taxes	(210,983)	1,798	(3,403)	(212,588)
Income tax expense (benefit)	134	529	(963)	(300)
Net (loss) income	$(211,117)	$1,269	$(2,440)	$(212,288)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2024 - UNAUDITED

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Six Months Ended June 30, 2024:
Interest income	$301,367	$—	$—	$301,367
Interest expense	215,742	—	3,410	219,152
Net interest income	85,625	—	(3,410)	82,215
Provision (reversal) for credit losses	(229)	—	—	(229)
Noninterest income	11,924	15,139	(722)	26,341
Noninterest expense
Compensation and benefits	29,993	8,174	335	38,502
Customer service costs	26,842	—	—	26,842
Professional services and marketing costs	5,188	1,827	42	7,057
Other	31,818	1,359	660	33,837
Income (loss) before income taxes	3,937	3,779	(5,169)	2,547
Income tax expense (benefit)	(966)	1,081	(1,446)	(1,331)
Net income (loss)	$4,903	$2,698	$(3,723)	$3,878

Six Months Ended June 30, 2023:
Interest income	$282,328	$—	$—	$282,328
Interest expense	170,988	—	3,601	174,589
Net interest income	111,340	—	(3,601)	107,739
Provision (reversal) for credit losses	1,304	—	—	1,304
Noninterest income	9,868	14,706	(797)	23,777
Noninterest expense
Goodwill impairment	215,252	—	—	215,252
Compensation and benefits	36,945	8,618	749	46,312
Customer service costs	35,719	—	—	35,719
Professional services and marketing costs	4,750	1,716	1,471	7,937
Other	24,931	1,348	605	26,884
Income (loss) before income taxes	(197,693)	3,024	(7,223)	(201,892)
Income tax expense (benefit)	3,081	893	(2,074)	1,900
Net income (loss)	$(200,774)	$2,131	$(5,149)	$(203,792)

NOTE 16: SUBSEQUENT EVENTS

July 2024 Capital Raise

On July 8, 2024, the Company completed a capital raise transaction (the “July 2024 capital raise”) resulting in individual investments aggregating to approximately $228 million in the Company from affiliates of Fortress Investment Group, Canyon Partners, Strategic Value Bank Partners, North Reef Capital, and other investors.  In connection therewith, the Company sold and issued, in the aggregate, to the investors (i) 11,308,676 shares of common stock, par value $0.001 per share, of the Company, (ii) 29,811 shares of a new series of preferred stock, par value $0.001 per share, of the Company designated as Series A Noncumulative Convertible Preferred Stock, and (iii) 14,490 shares of a new series of preferred stock, par value $0.001 per share, of the Company designated as Series B Noncumulative Convertible Preferred Stock.  In addition, investors received seven-year warrants to purchase a new series of preferred stock, par value $0.001 per share, of the Company designated as Series C Non-Voting Common Equivalent Stock.

For additional information on the July 2024 capital raise,  please see related Current Report on Form 8-K filed with the Securities and Exchange Commission (“SEC”) on July 9, 2024.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the three and six months ended June 30, 2024 as compared to our results of operations in the three and six months ended June 30, 2023; and our financial condition at June 30, 2024 as compared to our financial condition at December 31, 2023. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2023, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K  which we filed with the SEC on February 28, 2024.

Forward-Looking Statements

Statements contained in this report that are not historical facts or that discuss our expectations, beliefs or views regarding our future financial performance or future financial condition, or financial or other trends in our business or in the markets in which we operate, constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements can be identified by the fact that they do not relate strictly to historical or current facts. Often, they include words such as “believe,” “expect,” “anticipate,” “intend,” “plan,” “estimate,” “project,” “outlook” or words of similar meaning, or future or conditional verbs such as “will,” “would,” “should,” “could,” or “may.” Such forward-looking statements are based on current information that is available to us, and on assumptions that we make, about future events or economic or financial conditions or trends over which we do not have control. In addition, our businesses and the markets in which we operate are subject to a number of risks and uncertainties. As a result of those risks and uncertainties, our actual financial results in the future could differ, possibly materially, from those expressed in or implied by the forward-looking statements contained in this report and could cause us to make changes to our future plans.

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

Allowance for Credit Losses – Investment Securities – The ACL on investment securities is determined for both held-to-maturity and available-for-sale classifications of the investment portfolio in accordance with ASC 326 and is evaluated on a quarterly basis. The ACL for held-to-maturity investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when we deem a security to no longer possess shared risk characteristics. Under ASC 326-20, for investment securities where we have reason to believe the credit loss exposure is remote, such as those guaranteed by the U.S. government or government sponsored entities, a zero-loss expectation is applied, and a company is not required to estimate and recognize an ACL.

For securities available-for-sale (“AFS”) in an unrealized loss position, we first evaluate whether we intend to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the security amortized cost basis is written down to fair value through income. If neither criterion is met, we are required to assess whether the decline in fair value has resulted from credit losses or noncredit-related factors. In determining whether a security’s decline in fair value is credit related, we consider a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security; and (v) the ability of the issuer of the security to make scheduled principal and interest payments. If, after considering these factors, the present value of expected cash flows to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. If the assessment indicates that a credit loss does not exist, we record the decline in fair value through other comprehensive income, net of related income tax effects. We have elected to exclude accrued interest receivable on securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of a security is confirmed or when either of the criterion regarding intent or requirement to sell is met. See Note 3: Securities in the consolidated financial statements for additional information related to our allowance for credit losses on securities AFS.

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

Overview and Recent Developments

For the quarter ended June 30, 2024, the Company reported net income of $3.1 million, compared to $793 thousand for the prior quarter and a net loss of $212.3 million for the quarter ended June 30, 2023, which included a goodwill impairment charge of $215.3 million.  In comparison to the prior quarter, current quarter results were impacted primarily by an increase in net interest income after provision for credit losses, largely the result of decreased interest expense on deposits and borrowings and the reversal of provision for credit losses, and an increase in noninterest income offset by an increase in noninterest expense.  Net interest income after provision for credit losses totaled $44.6 million for the quarter ended June 30, 2024, compared to $37.8 million for the prior quarter and $48.1 million for the quarter ended June 30, 2023.  Net interest margin (“NIM”) increased to 1.36%  for the quarter ended June 30, 2024, compared to 1.17% for the prior quarter.  For the quarter ended June 30, 2024 the Company recorded a reversal of provision for credit losses of $806 thousand, compared to provision expense of $577 thousand in the prior quarter.  The reversal of provision for credit losses was driven by reductions in the ACL related to securities as well as the reserve on unused commitments, while the ACL related to loans remained constant at 29 basis points of total loans.  Noninterest income totaled $13.7 million for the quarter ended June 30, 2024, compared to $12.7 million for the prior quarter.  Noninterest expense totaled $55.6 million for the quarter ended June 30, 2024, compared to $50.6 million for the prior quarter.

At June 30, 2024, the Company had total assets of $13.7 billion, including $10.1 billion of total loans, net of deferred fees and allowance for credit losses, $1.4 billion of cash and cash equivalents, $0.8 billion in investment securities held-to-maturity, and $1.1 billion in investment securities available-for-sale.  This compares to total assets of $13.3 billion, including $10.1 billion of total loans, net of deferred fees and allowance for credit losses, $1.3 billion of cash and cash equivalents, $0.8 billion in investment securities held-to-maturity, and $0.7 billion in investment securities available-for-sale at December 31, 2023.  Cash and cash equivalents represented approximately 10.4% of total assets at June 30, 2024, compared to 10% of total assets at December 31, 2023.  For the six-month period ended June 30, 2024, securities available-for-sale increased $0.4 billion, with $1.6 billion in new security purchases offset by $1.2 billion in sales and maturities.

At June 30, 2024, the Company had total liabilities of $12.8 billion, including $10.8 billion in deposits, $1.7 billion in borrowings, and $173 million in subordinated debt.  This compares to total liabilities of $12.4 billion, including $10.7 billion in deposits, $1.4 billion in borrowings, and $173 million in subordinated debt at December 31, 2023.  The $0.4 billion increase in total liabilities is due primarily to a $0.3 billion increase in borrowings.  The increase in borrowings was primarily due to the addition of $500 million in FHLB advances offset by a $160 million paydown of Federal Reserve Bank advances.  Borrowings as a percentage of total assets equaled 12.5% at June 30, 2024, compared to 10.6% of total assets at December 31, 2023.  Deposits increased slightly by $0.1 billion with increases largely in money-market and savings accounts offset by a decrease in certificate of deposit accounts.  Our loan to deposit ratio was 93.8% as of June 30, 2024 compared to 95.2% as of December 31, 2023.

At June 30, 2024, the Company had total shareholders’ equity of $933.2 million, compared to $925.3 million at December 31, 2023.   During the six-month period ended June 30, 2024, shareholder’s equity activity included $3.9 million in net income, a net gain in accumulated other comprehensive income of $4.2 million, and $1.0 million in stock-based compensation, offset by $1.1 million in fourth quarter 2023 and first quarter 2024 dividends paid to shareholders.  The net gain in accumulated other comprehensive income was largely due to $5.4 million in realized and unrealized gains on a cash flow hedge derivative asset acquired during the first quarter offset by $1.4 million in unrealized losses on investment securities arising during the period.

On July 8, 2024, the Company raised approximately $228 million of gross proceeds in an equity capital raise anchored by several well-respected investment firms, including affiliates of each of Fortress Investment Group, Canyon Partners, Strategic Value Bank Partners, and North Reef Capital.  Additional information on the July 2024 capital raise can be obtained by reading the related Current Report on Form 8-K filed with the SEC on July 9, 2024.  This strategic investment reinforces the Company’s ability to reposition its balance sheet by reducing multi-family loan concentrations over time, stabilize earnings, and to further invest in and grow its core businesses, specifically focusing on C&I loan opportunities in its core markets across California, Texas, and Florida.

Results of Operations

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, gains on the sale of loans and investment securities available-for-sale, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of assets under management (“AUM”).

The following table shows key operating results for each of our business segments for the quarter ended June 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2024:
Interest income	$150,914	$—	$—	$150,914
Interest expense	105,380	—	1,705	107,085
Net interest income	45,534	—	(1,705)	43,829
Provision (reversal) for credit losses	(806)	—	—	(806)
Noninterest income	6,241	7,790	(373)	13,658
Noninterest expense	49,301	5,684	644	55,629
Income (loss) before income taxes	3,280	2,106	(2,722)	2,664
Income tax (benefit) expense	(255)	594	(760)	(421)
Net income (loss)	$3,535	$1,512	$(1,962)	$3,085

2023:
Interest income	$145,328	$—	$—	$145,328
Interest expense	94,539	—	1,805	96,344
Net interest income	50,789	—	(1,805)	48,984
Provision for credit losses	887	—	—	887
Noninterest income	5,067	7,415	(403)	12,079
Noninterest expense
Goodwill impairment	215,252	—	—	215,252
Operating	50,700	5,617	1,195	57,512
(Loss) income before income taxes	(210,983)	1,798	(3,403)	(212,588)
Income tax expense (benefit)	134	529	(963)	(300)
Net (loss) income	$(211,117)	$1,269	$(2,440)	$(212,288)

Second Quarter of 2024 Compared to Second Quarter of 2023

Combined net income for the second quarter of 2024 was $3.1 million, compared to a net loss of $212.3 million for the second quarter of 2023.  Combined net income before income taxes for the second quarter of 2024 was $2.7 million, compared to combined net loss before taxes of $212.6 million for the second quarter of 2023.  The $215.3 million increase in combined net income before taxes from the year-ago quarter was primarily due to an increase in net income before taxes in the Banking segment of $214.3 million, resulting primarily from the goodwill impairment charge of $215.3 million recorded in June 2023.  Net interest income decreased $5.2 million from the year-ago quarter, largely due to an increase in interest expense primarily due to increases in interest expense associated with deposit accounts.  Interest income increased $5.6 million or 3.8% from the year-ago quarter, but was offset by an increase in interest expense of $10.7 million or 11.1% from the year-ago quarter.  Net interest income, noninterest income, and noninterest expense are discussed in more detail in the tables that follow.  The increase in Wealth Management net income before taxes of $0.3 million was primarily due to a $0.4 million increase in noninterest income.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the estimated losses inherent in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us.  For the quarter ended June 30, 2024, we recorded a reversal of provision for credit losses of $0.8 million, compared to provision expense of $0.9 million for the year-ago quarter.  The second quarter’s reversal was largely due to the reversal of $0.6 million in provision related to investment securities.  The provision for credit losses for the quarter ended June 30, 2024, consisted of $0.2 million in provision for loans, offset by $0.2 million in net charge-offs, a reversal of $0.6 million in provision for investments, and a reversal of  $0.2 million in provision for unfunded commitments and other reserves. For the quarter ended June 30, 2024, we recorded net charge-offs of $0.2 million, or 0.01% of average loans on an annualized basis compared to $0.6 million, or 0.02% of average loans on an annualized basis in the year-ago quarter.

The following table shows key operating results for each of our business segments for the six months ended June 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2024:
Interest income	$301,367	$—	$—	$301,367
Interest expense	215,742	—	3,410	219,152
Net interest income	85,625	—	(3,410)	82,215
Provision (reversal) for credit losses	(229)	—	—	(229)
Noninterest income	11,924	15,139	(722)	26,341
Noninterest expense	93,841	11,360	1,037	106,238
Income (loss) before income taxes	3,937	3,779	(5,169)	2,547
Income tax (benefit) expense	(966)	1,081	(1,446)	(1,331)
Net income (loss)	$4,903	$2,698	$(3,723)	$3,878

2023:
Interest income	$282,328	$—	$—	$282,328
Interest expense	170,988	—	3,601	174,589
Net interest income	111,340	—	(3,601)	107,739
Provision for credit losses	1,304	—	—	1,304
Noninterest income	9,868	14,706	(797)	23,777
Noninterest expense
Goodwill impairment	215,252	—	—	215,252
Operating	102,345	11,682	2,825	116,852
(Loss) income before income taxes	(197,693)	3,024	(7,223)	(201,892)
Income tax expense (benefit)	3,081	893	(2,074)	1,900
Net (loss) income	$(200,774)	$2,131	$(5,149)	$(203,792)

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Combined net income for the six months ended June 30, 2024 was $3.9 million, compared to a net loss of $203.8 million for the year-ago period.  Combined net income before income taxes for the six months ended June 30, 2024 was $2.5 million, compared to combined net loss before taxes of  $201.9 million for the year-ago period.  The $204.4 million increase in combined net income before taxes from the year-ago period was primarily due to an increase in net income before taxes in the Banking segment of $201.6 million, resulting primarily from the goodwill impairment charge of $215.3 million recorded in June 2023.  Net interest income decreased $25.5 million from the year-ago quarter, largely due to an increase in interest expense primarily due to increases in interest expense associated with deposits.  Interest income increased $19.0 million or 6.7% from the year-ago period, but was offset by an increase in interest expense of $44.6 million or 25.5% from the year-ago period.  Net interest income, noninterest income, and noninterest expense are discussed in more detail in the tables that follow.  The increase in Wealth Management net income before taxes of $0.8 million was primarily due to an increase in noninterest income of $0.4 million and a $0.3 million decrease in noninterest expense.

Provision for credit losses.  For the six months ended June 30, 2024, we recorded a reversal of provision for credit losses of $0.2 million, compared to provision expense of $1.3 million in the year-ago period.  The decrease in provision for credit losses for the six months ended June 30, 2024, was due primarily to a reversal of provision for credit losses on the securities portfolio, largely in the second quarter.  During the six months ended June 30, 2024, the allowance for credit losses on the loan portfolio remained constant at 29 basis points of total loans.  For the six-month period ended June 30, 2024, we recorded net charge-offs of $0.6 million, or 0.01% of average loans on an annualized basis compared to $2.7 million or 0.04% of average loans on an annualized basis in the year-ago period.

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

The following tables set forth information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields on those assets; (ii) the total dollar amount of interest expense and the average rate of interest on our interest-bearing liabilities; (iii) net interest income; (iv) net interest rate spread; and (v) net interest margin for the three and six months ended June 30:

	Three Months Ended June 30:
	2024			2023
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$10,100,556	$120,244	4.77%	$10,542,522	$123,472	4.69%
Securities AFS	1,032,930	13,637	5.28%	242,005	2,470	4.08%
Securities HTM	765,208	4,338	2.27%	829,540	4,302	2.07%
Cash, FHLB stock, and fed funds	949,911	12,695	5.38%	1,294,773	15,084	4.67%
Total interest-earning assets	12,848,605	150,914	4.71%	12,908,840	145,328	4.51%
Noninterest-earning assets:
Nonperforming assets	18,250			22,593
Other	270,167			476,901
Total assets	$13,137,022			$13,408,334
Interest-bearing liabilities:
Demand deposits	$2,495,789	$25,173	4.06%	$2,233,709	$18,867	3.39%
Money market and savings	3,355,351	33,419	4.01%	3,053,013	25,496	3.35%
Certificates of deposit	2,699,891	32,796	4.89%	2,578,516	28,569	4.44%
Total interest-bearing deposits	8,551,031	91,388	4.30%	7,865,238	72,932	3.72%
Borrowings	1,365,629	13,992	4.12%	1,687,785	21,607	5.13%
Subordinated debt	173,418	1,705	3.95%	178,301	1,805	4.06%
Total interest-bearing liabilities	10,090,078	107,085	4.27%	9,731,324	96,344	3.97%
Noninterest-bearing liabilities:
Demand deposits	1,986,557			2,415,369
Other liabilities	134,279			133,028
Total liabilities	12,210,914			12,279,721
Shareholders’ equity	926,108			1,128,613
Total liabilities and equity	$13,137,022			$13,408,334
Net Interest Income		$43,829			$48,984
Net Interest Rate Spread			0.44%			0.54%
Net Interest Margin			1.36%			1.51%

	Six Months Ended June 30:
	2024			2023
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$10,098,491	$238,688	4.74%	$10,616,657	$244,114	4.61%
Securities AFS	1,100,559	28,988	5.27%	244,952	4,776	3.90%
Securities HTM	772,363	8,761	2.27%	840,937	8,887	2.11%
FHLB stock, fed funds and deposits	953,983	24,930	5.26%	1,126,156	24,551	4.40%
Total interest-earning assets	12,925,396	301,367	4.67%	12,828,702	282,328	4.42%
Noninterest-earning assets:
Nonperforming assets	16,859			17,038
Other	266,940			480,157
Total assets	$13,209,195			$13,325,897
Interest-bearing liabilities:
Demand deposits	$2,666,374	$53,940	4.07%	$2,402,352	$38,252	3.21%
Money market and savings	3,267,160	64,156	3.95%	3,129,427	47,048	3.03%
Certificates of deposit	2,786,193	67,784	4.89%	2,356,640	49,772	4.26%
Total interest-bearing deposits	8,719,727	185,880	4.29%	7,888,419	135,072	3.45%
Borrowings	1,465,730	29,862	4.10%	1,450,933	35,916	4.99%
Subordinated debt	173,410	3,410	3.95%	178,459	3,601	4.07%
Total interest-bearing liabilities	10,358,867	219,152	4.25%	9,517,811	174,589	3.70%
Noninterest-bearing liabilities:
Demand deposits	1,791,071			2,543,179
Other liabilities	135,248			133,153
Total liabilities	12,285,186			12,194,143
Shareholders’ equity	924,009			1,131,754
Total liabilities and equity	$13,209,195			$13,325,897
Net Interest Income		$82,215			$107,739
Net Interest Rate Spread			0.42%			0.72%
Net Interest Margin			1.26%			1.67%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the three and six months ended June 30, 2024, as compared to the three and six months ended June 30, 2023:

	Quarter Ended			Six Months Ended
	June 30, 2024 vs. 2023			June 30, 2024 vs. 2023
	Increase (Decrease) due to			Increase (Decrease) due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans	$(5,370)	$2,142	$(3,228)	$(12,353)	$6,927	$(5,426)
Securities AFS	10,247	920	11,167	22,014	2,198	24,212
Securities HTM	(368)	403	35	(750)	624	(126)
Cash, FHLB stock, and fed funds	(4,473)	2,083	(2,390)	(4,020)	4,399	379
Total interest-earning assets	36	5,548	5,584	4,891	14,148	19,039
Interest paid on:
Demand deposits	2,296	4,010	6,306	4,650	11,038	15,688
Money market and savings	2,586	5,337	7,923	2,288	14,820	17,108
Certificates of deposit	1,222	3,005	4,227	9,981	8,031	18,012
Borrowings	(2,323)	(5,292)	(7,615)	464	(6,518)	(6,054)
Subordinated debt	(63)	(37)	(100)	(82)	(109)	(191)
Total interest-bearing liabilities	3,718	7,023	10,741	17,301	27,262	44,563
Net interest (expense) income	$(3,682)	$(1,475)	$(5,157)	$(12,410)	$(13,114)	$(25,524)

Net interest income was $43.8 million for the second quarter of 2024, compared to $49.0 million for the second quarter of 2023. The overall decrease in net interest income from the year-ago period was primarily driven by rates on interest-bearing liabilities increasing faster than rates on interest-earning assets, and average interest-bearing liability balances increasing while those of average interest-earning assets decreased slightly.

Interest income increased to $150.9 million for the second quarter of 2024, compared to $145.3 million for the second quarter of 2023.  The increase in interest income was due to an increase in average yield earned on interest-earning assets.  Yields on interest-earning assets averaged 4.71% for the second quarter of 2024, compared to 4.51% for the second quarter of 2023, an increase of 20 basis points.  Average interest-earning asset balances decreased 0.5% to $12.8 billion for the second quarter of 2024, compared to $12.9 billion for the second quarter of 2023.  Yields on the loan portfolio increased to 4.77% in the second quarter of 2024, compared to 4.69% for the second quarter of 2023, while average balances decreased to $10.1 billion for the second quarter of 2024, compared to average balances of $10.5 billion for the second quarter of 2023.  New loan fundings totaled $515.7 million at an average yield of 8.19% for the second quarter of 2024, compared to new loan fundings of $473.9 million at an average yield of 7.90% for the second quarter of 2023.  Yields on the combined AFS and HTM securities portfolio increased to 4.00% for the second quarter of 2024, compared to 2.53% for the second quarter of 2023, while combined average balances increased to $1.8 billion for the second quarter of 2024, compared to combined average balances of $1.1 billion for the second quarter of 2023.  The increase in combined average balances was due to the acquisition of higher-yielding and highly liquid AFS securities, primarily agency mortgage-backed securities.

Interest expense increased to $107.1 million for the second quarter of 2024, compared to $96.3 million for the second quarter of 2023.  The increase in interest expense was due to increases in both average interest-bearing liability balances as well as average rates paid on such balances.  Average interest-bearing liability balances, consisting of interest-bearing deposits, borrowings, and subordinated debt, increased 3.70% to $10.1 billion for the second quarter of 2024, compared to $9.7 billion for the second quarter of 2023. Rates on interest-bearing liability balances averaged 4.27% for the second quarter of 2024, compared to 3.97% for the second quarter of 2023.  Rates on interest-bearing liability balances increased primarily due to an increase in rates paid on interest-bearing deposits, which averaged 4.30% for the second quarter of 2024, compared to 3.72% for the second quarter of 2023, an increase of 58 basis points.  Rates on interest-bearing deposits increased from the year-ago period due to market competition for deposits which has driven rates paid to higher levels, as well as client migration from noninterest-bearing demand accounts to higher-rate money market, and higher-yielding savings accounts.  Average rates paid on borrowings decreased to 4.12% for the second quarter of 2024, compared to 5.13% for the second quarter of 2023, while average borrowings also decreased to $1.4 billion for the second quarter of 2024, compared to $1.7 billion for the second quarter of 2023.  Average borrowings decreased as the need for such borrowings decreased as a result of slower loan portfolio growth.

Net interest income was $82.2 million for the six-month period ended June 30 2024, compared to $107.7 million for the year-ago period. The overall decrease in net interest income from the year-ago period was primarily driven by rates on interest-bearing liabilities increasing faster than rates on interest-earning assets, and average interest-bearing liability balances increasing at a higher rate than those of average interest-earning assets.

Interest income increased to $301.4 million for the six-month period ended June 30, 2024, compared to $282.3 million for the year-ago period.  The increase in interest income was due to increases in both average interest-earning asset balances as well as average yield earned on such balances.  Average interest-earning asset balances increased 0.75% to $12.9 billion for the six-month period ended June 30, 2024, compared to $12.8 billion for the year-ago period.  Yields on interest-earning assets increased to 4.67% for the six-month period ended June 30, 2024, compared to 4.42% for the year-ago period, an increase of 25 basis points.  Yields on the loan portfolio increased to 4.74% for the six-month period ended June 30, 2024, compared to 4.61% for the year-ago period, while average balances decreased to $10.1 billion for the six-month period ended June 30 2024, compared to average balances of $10.6 billion in the year-ago period.  New loan fundings totaled $817.5 million at an average yield of 8.26% for the six-month period ended June 30, 2024, compared to new loan fundings of $954.8 million at an average yield of 7.64% for the year-ago period.  Yields on the combined AFS and HTM securities portfolio increased to 4.03% for the six-month period ended June 30, 2024, compared to 2.52% for the year-ago period, while combined average balances increased to $1.9 billion for the six-month period ended June 30, 2024, compared to combined average balances of $1.1 billion for the year-ago period.  The increase in combined average balances was due to the acquisition of higher-yielding and highly liquid AFS securities, primarily agency mortgage-backed securities.

Interest expense increased to $219.2 million for the six-month period ended June 30, 2024, compared to $174.6 million for the year-ago period.  The increase in interest expense was due to increases in both average interest-bearing liability balances as well as average rates paid on such balances.  Average interest-bearing liability balances, consisting of interest-bearing deposits, borrowings, and subordinated debt, increased 8.8% to $10.4 billion for the six-month period ended June 30, 2024, compared to $9.5 billion for the year-ago period.  Rates on interest-bearing liability balances averaged 4.25% for the six-month period ended June 30, 2024, compared to 3.70% for the year-ago period.  Rates on interest-bearing liability balances increased primarily due to an increase in rates paid on interest-bearing deposits, which averaged 4.29% for the six-month period ended June 30, 2024, compared to 3.45% for the year-ago period, an increase of 59 basis points.  Rates on interest-bearing deposits increased due to market competition for deposits which has driven rates paid to higher levels, as well as client migration from noninterest-bearing demand accounts to higher-rate money market and higher-yielding savings accounts. Average rates paid on borrowings decreased to 4.10% for the six-month period ended June 30, 2024, compared to 4.99% for the year-ago period, while average borrowings remained relatively constant at $1.5 billion for the six-month periods ended June 30, 2024 and June 30, 2023, respectively.  Average rates paid on borrowings for the six-month period ended June 30, 2024 decreased as the composition of borrowings changed from primarily higher-rate short-term FHLB advances in the six-month period ended June 30, 2023 to predominately lower-rate FHLB putable advances during the six-month period ended June 30, 2024.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, securities, and REO, and gains from capital market activities. The following table provides a breakdown of noninterest income for Banking for the three and six months ended June 30, 2024 and 2023:

(dollars in thousands)	2024	2023
Three Months Ended June 30:
Trust and consulting fees	$1,671	$1,921
Loan related fees	1,537	1,813
Deposit charges	460	525
Gain on sale of loans	415	—
Gain on sale of securities available-for-sale	983	—
Capital market activities	837	—
Loss on sale of assets	(391)	—
Other	729	808
Total noninterest income	$6,241	$5,067

Six Months Ended June 30:
Trust and consulting fees	$3,199	$3,728
Loan related fees	2,470	3,673
Deposit charges	930	1,027
Gain on sale of loans	678	—
Gain on sale of securities available-for-sale	1,204	—
Capital market activities	1,673	—
Loss on sale of assets	(391)	—
Gain on sale of REO	679	—
Other	1,482	1,440
Total noninterest income	$11,924	$9,868

Noninterest income in Banking was $6.2 million for the second quarter of 2024, compared to $5.1 million for the second quarter of 2023. The $1.1 million increase in noninterest income was due primarily to gains on the sale of loans and securities available-for-sale totaling $1.4 million, and $0.8 million in recognized gains associated with derivative assets which are classified as capital market activities, offset by a $0.3 million decrease in trust and consulting fees, $0.3 million decrease in loan related fees, $0.1 million decrease in deposit charges, and $0.4 million loss on the sale of assets.  Noninterest income in Banking was $11.9 million for the six-month period ended June 30, 2024, compared to $9.9 million for the year-ago period.  The $2.0 million increase in noninterest income was due primarily to gains on the sale of loans, securities available-for-sale, and REO totaling $2.6 million, and $1.7 million in recognized gains associated with derivative assets which are classified as capital market activities, offset by a $0.5 million decrease in trust and consulting fees, $1.2 million decrease in loan related fees, $0.4 million loss on sale of assets, and $0.1 million decrease in deposit charges.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the three and six months ended June 30, 2024 and 2023:

(dollars in thousands)	2024	2023
Three Months Ended June 30:
Noninterest income	$7,790	$7,415

Six Months Ended June 30:
Noninterest income	$15,139	$14,706

Noninterest income for Wealth Management was $7.8 million for the second quarter of 2024, compared to $7.4 million for the second quarter of 2023. The $0.4 million increase in noninterest income was due primarily to a $0.4 million increase in average fees earned on AUM balances as average AUM balances earning fees increased from $5.3 billion per month for the second quarter of 2023 to $5.4 billion per month for second quarter of 2024.  Noninterest income for Wealth Management was $15.1 million for the six-month period ended June 30, 2024, compared to $14.7 million for the year-ago period.  The $0.4 million increase in noninterest income was due primarily to a $0.4 million increase in average fees earned on AUM balances as average AUM balances earning fees increased from $5.2 billion per month for the six-month period ended June 30, 2024 to $5.4 billion per month for the six-month period ended June 30, 2024.

The following table summarizes the activity in our AUM for the periods indicated:

		Existing account
	Beginning	Additions/	New
(dollars in thousands)	Balance	Withdrawals	Accounts	Terminations	Performance	Ending balance
Three Months Ended June 30, 2024:
Fixed income	$1,810,358	$(35,397)	$12,032	$(18,142)	$(10,761)	$1,758,090
Equities	2,864,273	39,564	10,748	(19,872)	52,920	2,947,633
Cash and other	791,545	(33,553)	12,250	(6,389)	19,143	782,996
Total	$5,466,176	$(29,386)	$35,030	$(44,403)	$61,302	$5,488,719

Six Months Ended June 30, 2024:
Fixed income	$2,673,182	$(56,474)	$29,884	$(19,867)	$(44,509)	$2,582,216
Equities	1,892,454	43,646	47,337	(29,260)	276,877	2,231,054
Cash and other	753,327	(60,735)	26,413	(12,273)	37,732	744,464
Total	$5,318,963	$(73,563)	$103,634	$(61,400)	$270,100	$5,557,734

Three Months Ended June 30, 2023:
Fixed income	$2,562,592	$(74,731)	$24,391	$(33,775)	$194,705	$2,673,182
Equities	1,881,343	32,645	35,731	(47,641)	(9,624)	1,892,454
Cash and other	784,958	(65,574)	16,969	(3,922)	20,896	753,327
Total	$5,228,893	$(107,660)	$77,091	$(85,338)	$205,977	$5,318,963

Six Months Ended June 30, 2023:
Fixed income	$1,699,554	$579,003	$43,732	$(46,333)	$397,226	$2,673,182
Equities	2,383,268	(542,656)	64,415	(54,124)	41,551	1,892,454
Cash and other	902,455	(238,923)	55,302	(9,817)	44,310	753,327
Total	$4,985,277	$(202,576)	$163,449	$(110,274)	$483,087	$5,318,963

AUM balances were $5.5 billion at June 30, 2024, compared to $5.2 billion at December 31, 2023.  The $239 million increase in AUM during the six-month period ended June 30, 2024 was the net result of $104 million of new accounts, $270 million of performance gains, and terminations and net withdrawals of $135 million.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2024	2023	2024	2023
Three Months Ended June 30:
Compensation and benefits	$14,821	$16,684	$4,079	$4,058
Occupancy and depreciation	8,526	8,700	500	481
Professional services and marketing	2,656	2,086	926	912
Customer service costs	16,104	19,004	—	—
Other	7,194	4,226	179	166
Total operating expense	49,301	50,700	5,684	5,617
Goodwill impairment	—	215,252	—	—
Total noninterest expense	$49,301	$265,952	$5,684	$5,617

Six Months Ended June 30:
Compensation and benefits	$29,993	$36,944	$8,174	$8,618
Occupancy and depreciation	17,112	17,103	983	975
Professional services and marketing	5,188	4,750	1,827	1,716
Customer service costs	26,842	35,719	—	—
Other	14,706	7,829	376	373
Total operating expense	93,841	102,345	11,360	11,682
Goodwill impairment	—	215,252	—	—
Total noninterest expense	$93,841	$317,597	$11,360	$11,682

Noninterest expense in Banking was $49.3 million for the second quarter of 2024, compared to $266 million for the second quarter of 2023.  The $216.7 million decrease in noninterest expense was largely due to the $215.3 million goodwill impairment charge recorded in June 2023.  Compensation and benefit expense decreased to $14.8 million for the second quarter of 2024, compared to $16.7 million in the second quarter of 2023.  The decrease in compensation and benefit costs was primarily due to decreased staffing levels during the second quarter of 2024, compared to levels during the year-ago quarter.  Average quarterly Banking full-time equivalents (“FTEs”) were 490.2 for the second quarter of 2024, compared to 543.3 for the year-ago quarter.  Staffing levels were reduced in the first and second quarters of 2023 and have remained at reduced levels due to efforts to maximize efficiency and contain costs.  Professional services and marketing increased to $2.7 million for the second quarter of 2024, compared to $2.1 million in the second quarter of 2023.  The $0.6 million increase in professional services and marketing was largely attributable to increases in information technology and infrastructure costs.  Customer service costs decreased to $16.1 million for the second quarter of 2024, compared to $19.0 million in the second quarter of 2023.  The decrease in customer service costs was due to a decrease in the amount of balances receiving earnings credits as well as a decrease in the rates paid on such balances in the second quarter of 2024, compared to the year-ago quarter.  Other expense increased to $7.2 million for the second quarter of 2024, compared to $4.2 million in the second quarter of 2023.  The increase in other expense was due largely to a $2.3 million  increase in Federal Deposit Insurance Corporation (“FDIC”) insurance costs compared to the year-ago quarter.

Noninterest expense in Wealth Management was $5.7 million for the second quarter of 2024, compared to $5.6 million for the second quarter of 2023.  The increase was due to slight increases in all noninterest expense categories.

Noninterest expense in Banking was $93.8 million for the six-month period ended June 30, 2024, compared to $317.6 million for the year-ago period. The $223.8 million decrease in noninterest expense was largely due to the $215.3 million goodwill impairment charge recorded in June 2023.  Excluding this one-time charge, operating noninterest expense totaled $102.3 million for the six-month period ended June 30, 2023 compared to $93.8 million for the six-month period ended June 30, 2024.  The $8.5 million decrease in operating noninterest expense was largely due to a $8.9 million decrease in customer service costs, and a $7.0 million decrease in compensation and benefit costs, offset by a $6.9 million increase in other expense and a $0.4 million increase in professional services and marketing expense. The decrease in customer service costs was due to a decrease in the amount of balances receiving earnings credits as well as a decrease in the rates paid on such balances in the six-month period ended June 30 2024, compared to the year-ago period.  The decrease in compensation and benefit costs was primarily due to decreased staffing levels during the six-month period ended June 30, 2024, compared to levels during the year-ago period.  Average Banking FTEs were 497.1 for the six-month period ended June 30, 2024, compared to 601.8 for the year-ago period.  Staffing levels were reduced in the first and second quarters of 2023 and have remained at reduced levels due to efforts to maximize efficiency and contain costs.  The increase in other expense was due largely to a $5.8 million  increase in FDIC insurance costs in the six-month period ended June 30, 2024. compared to the year-ago period. The increase in professional services and marketing was largely attributable to increases in information technology and infrastructure costs.

Noninterest expense in Wealth Management was $11.4 million for the six-month period ended June 30, 2024, compared to $11.7 million for the year-ago period. The $0.3 million decrease in noninterest expense in Wealth Management was largely due to a $0.4 million decrease in compensation and benefit expense.  The decrease in compensation and benefit costs was primarily due to a decrease in commission expense resulting from a fewer number of new accounts compared to the year-ago period. Average Wealth Management FTEs were 64.4 for the six-month period ended June 30, 2024, compared to 66.4 for the year-ago period.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
June 30, 2024:
Cash and cash equivalents	$1,420,999	$12,775	$(12,288)	$1,421,486
Securities AFS, net	1,105,801	—	—	1,105,801
Securities HTM	755,033	—	—	755,033
Loans, net	10,057,973	—	—	10,057,973
Investment in FHLB stock	37,810	—	—	37,810
Accrued interest receivable	58,325	—	—	58,325
Deferred taxes	33,890	145	2,458	36,493
Premises and equipment	36,724	175	136	37,035
Real estate owned ("REO")	6,210	—	—	6,210
Bank owned life insurance	49,309	—	—	49,309
Core deposit intangibles	4,222	—	—	4,222
Derivative assets	6,267	—	—	6,267
Other assets	111,646	591	26,222	138,459
Total assets	$13,684,209	$13,686	$16,528	$13,714,423

Deposits	$10,773,176	$—	$(16,832)	$10,756,344
Borrowings	1,716,552	—	—	1,716,552
Subordinated debt	—	—	173,428	173,428
Intercompany balances	2,704	(3,912)	1,208	—
Accounts payable and other liabilities	111,935	2,344	20,576	134,855
Shareholders’ equity	1,079,842	15,254	(161,852)	933,244
Total liabilities and equity	$13,684,209	$13,686	$16,528	$13,714,423

December 31, 2023:
Cash and cash equivalents	$1,326,237	$4,746	$(4,354)	$1,326,629
Securities AFS, net	703,226	—	—	703,226
Securities HTM	789,578	—	—	789,578
Loans, net	10,148,597	—	—	10,148,597
Investment in FHLB stock	24,613	—	—	24,613
Accrued interest receivable	54,163	—	—	54,163
Deferred taxes	26,917	183	2,042	29,142
Premises and equipment	39,639	150	136	39,925
Real estate owned ("REO")	8,381	—	—	8,381
Bank owned life insurance	48,653			48,653
Core deposit intangibles	4,948	—	—	4,948
Other assets	123,652	533	25,208	149,393
Total assets	$13,298,604	$5,612	$23,032	$13,327,248

Deposits	$10,708,549	$—	$(19,617)	$10,688,932
Borrowings	1,409,056	—	—	1,409,056
Subordinated debt	—	—	173,397	173,397
Intercompany balances	2,604	(9,079)	6,475	—
Accounts payable and other liabilities	108,434	2,196	19,890	130,520
Shareholders’ equity	1,069,961	12,495	(157,113)	925,343
Total liabilities and equity	$13,298,604	$5,612	$23,032	$13,327,248

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets.

During the six-month period ended June 30, 2024, total assets increased by $387 million primarily due to increases in cash and cash equivalents, and investment securities, offset by a slight decrease in loans held for investment.  During the six-month period ended June 30, 2024, total liabilities increased by $379 million, primarily due to an increase in borrowings and deposits.  During the six-month period ended June 30, 2024, total shareholders’ equity increased $7.9 million primarily due to net income of $3.9 million and a $4.2 million reduction in accumulated other comprehensive loss.

For additional information on the changes in total assets, liabilities, and shareholders’ equity, see “Overview and Recent Developments” within this Item 2.

Cash and cash equivalents. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased by $94.9 million at June 30, 2024, compared to December 31, 2023.  Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding including deposits and borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
June 30, 2024:
Collateralized mortgage obligations	$11,571	$—	$(1,384)	$—	$10,187
Agency mortgage-backed securities	915,045	1,223	(4,373)	—	911,895
Municipal bonds	49,268	—	(4,067)	—	45,201
SBA securities	10,773	5	(72)	—	10,706
Beneficial interests in FHLMC securitization	13,996	4	(386)	(6,502)	7,112
Corporate bonds	133,805	—	(13,521)	(840)	119,444
U.S. Treasury	1,299	—	(43)	—	1,256
Total	$1,135,757	$1,232	$(23,846)	$(7,342)	$1,105,801

December 31, 2023:
Collateralized mortgage obligations	$8,946	$—	$(1,341)	$—	$7,605
Agency mortgage-backed securities	106,733	1,028	(414)	—	107,347
Municipal bonds	49,473	—	(3,037)	—	46,436
SBA securities	13,631	2	(106)	—	13,527
Beneficial interest in FHLMC securitization	14,473	4	(418)	(6,818)	7,241
Corporate bonds	138,858	—	(15,176)	(1,402)	122,280
U.S. Treasury	399,375	—	(585)	—	398,790
Total	$731,489	$1,034	$(21,077)	$(8,220)	$703,226

Excluding allowance for credit losses, the increase in AFS securities in the six-month period ended June 30, 2024 was due primarily to the purchase of $1.6 billion in securities, offset by sales and maturities of $1.2 billion.  The $1.6 billion in securities purchased consisted of $1.1 billion in agency mortgage-backed securities and $0.5 billion in U.S. treasury securities.  The $1.2 billion in sales and maturities consisted of $0.9 billion in U.S. Treasury securities and $0.3 billion in agency mortgage-backed securities.

Securities held to maturity. The following table provides a summary of the Company’s HTM securities portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
June 30, 2024:
Agency mortgage-backed securities	$755,033	$—	$(79,685)	$—	$675,348
Total	$755,033	$—	$(79,685)	$—	$675,348

December 31, 2023:
Agency mortgage-backed securities	$789,578	$1	$(79,558)	$—	$710,021
Total	$789,578	$1	$(79,558)	$—	$710,021

The decrease in HTM securities in the six-month period ended June 30, 2024 was due to principal payments received.  There were no purchases of investment securities or other additions to the portfolio during the six-month period ended June 30, 2024.

The scheduled maturities of securities AFS, and the related weighted average yields, were as follows, as of March 31, 2024:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
Amortized Cost:
Collateralized mortgage obligations	$—	$454	$188	$10,929	$11,571
Agency mortgage-backed securities	190	3,498	—	911,357	915,045
Municipal bonds	—	13,408	32,879	2,981	49,268
SBA securities	—	673	568	9,532	10,773
Beneficial interests in FHLMC securitization	3,175	4,999	—	5,822	13,996
Corporate bonds	—	61,952	66,326	5,527	133,805
U.S. Treasury	799	500	—	—	1,299
Total	$4,164	$85,484	$99,961	$946,148	$1,135,757
Weighted average yield	0.52%	6.20%	2.97%	5.52%	5.33%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$410	$180	$9,597	$10,187
Agency mortgage-backed securities	186	3,314	—	908,395	911,895
Municipal bonds	—	12,643	30,143	2,415	45,201
SBA securities	—	669	567	9,470	10,706
Beneficial interests in FHLMC securitization	3,175	4,999	—	5,440	13,614
Corporate bonds	—	57,996	58,068	4,220	120,284
U.S. Treasury	790	466	—	—	1,256
Total	$4,151	$80,497	$88,958	$939,537	$1,113,143

The scheduled maturities of securities HTM, and the related weighted average yields were as follows, as of June 30, 2024:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
June 30, 2024
Amortized Cost:
Agency mortgage-backed securities	$—	$3,531	$11,289	$740,213	$755,033
Total	$—	$3,531	$11,289	$740,213	$755,033
Weighted average yield	—%	0.81%	1.46%	2.05%	2.03%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$3,296	$10,264	$661,788	$675,348
Total	$—	$3,296	$10,264	$661,788	$675,348

See Note 3: Securities of the notes to the consolidated financial statements for additional information on our investment securities portfolio.

Loans. The following table sets forth our loans, by loan category, as of:

	June 30, 2024		December 31, 2023

		Percentage of		Percentage of
(dollars in thousands)	Amount	Total Loans	Amount	Total Loans
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$5,227,261	51.9%	$5,227,885	51.5%
Single family	917,656	9.1%	950,712	9.4%
Total real estate loans secured by residential properties	6,144,917	61.0%	6,178,597	60.8%
Commercial properties	973,116	9.7%	987,596	9.7%
Land and construction	85,260	0.8%	137,298	1.4%
Total real estate loans	7,203,293	71.5%	7,303,491	71.9%
Commercial and industrial loans	2,866,024	28.5%	2,856,228	28.1%
Consumer loans	2,097	0.0%	1,328	0.0%
Total loans	10,071,414	100.0%	10,161,047	100.0%
Premiums, discounts and deferred fees and expenses	15,854		16,755
Total	$10,087,268		$10,177,802

Total loans decreased by $91 million, as a result of loan fundings totaling $817 million, offset by loan payments and payoffs of $908 million during the six-month period ended June 30, 2024.

At June 30, 2024, $6.2 billion or 61% of the loan portfolio consisted of real estate loans secured by residential properties, consisting of multifamily (51.9%) and single-family (9.1%) residential loans.  At June 30, 2024, average current loan-to-value (“LTV”) ratios for the multifamily and single-family residential loans were 55% and 54%, respectively.  At December 31, 2023, average current LTV ratios for the multifamily and single-family residential loans were 54.9% and 54.3%, respectively.

At June 30, 2024, $973 million or 9.7% of the loan portfolio consisted of loans secured by commercial real estate properties, consisting of non-owner occupied (6.0%) and owner-occupied (3.7%) loans, respectively.  Non-owner-occupied CRE loans totaled approximately $602 million and consisted of a diversified mix of retail, office, hospitality, industrial, medical, and other real estate loans.  At June 30, 2024, the average current LTV ratio for the non-owner occupied

CRE portfolio was 47.3%.  At December 31, 2023, the average current LTV ratio for the non-owner occupied CRE portfolio was 46.9%.

At June 30, 2024, $2.9 billion or 28.5% of the loan portfolio consisted of commercial and industrial (“C&I”) loans consisting of commercial business lines of credit (11.8%), municipal financing loans (10.1%), commercial business term loans (4.7%), and equipment finance loans (1.9%).

The loan portfolio is largely concentrated in the geographic markets in which we operate.  As of June 30, 2024, approximately 86.4% of the loans in our portfolio were made to borrowers who live and/or conduct business in California (73.6%), Florida (8.1%), Texas (3.7%), and Nevada (1%).

See Note 4: Loans of the notes to the consolidated financial statements for additional information on our loan portfolio.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	June 30, 2024		December 31, 2023
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$2,109,830	—	$1,467,806	—
Interest-bearing	2,226,766	3.97%	2,881,786	2.94%
Money market and savings	3,656,369	4.17%	3,195,670	3.81%
Certificates of deposit	2,763,379	4.78%	3,143,670	4.87%
Total	$10,756,344	3.46%	$10,688,932	3.36%

Total deposits increased slightly by approximately $67 million to $10.8 billion at June 30, 2024, compared to $10.7 billion at December 31, 2023.  During the six-month period ended June 30, 2024, our deposit rates have moved in a manner consistent with overall deposit market rates.  The weighted average rate of our interest-bearing deposits increased from 2.94% at December 31, 2023, to 3.97% at June 30, 2024.  The weighted average rate of our money market and savings deposits increased from 3.81% at December 31, 2023, to 4.17% at June 30, 2024.  These increases were offset by a decrease in the weighted average rate of certificates of deposit from 4.87% at December 31, 2023 to 4.78% at June 30, 2024.

The Bank may utilize brokered deposits as a source of funding and as a component of its overall liquidity management process. The Bank held brokered deposits totaling $4.0 billion and $4.2 billion at June 30, 2024 and December 31, 2023, respectively including insured cash sweep (“ICS”) accounts totaling $1.2 billion and $1.4 billion at June 30, 2024 and December 31, 2023, respectively which are classified as brokered deposit accounts for regulatory reporting purposes.  The weighted average rates paid on non-ICS and ICS brokered deposit balances were 4.09% and 2.64%, respectively for accounts held at June 30, 2024.  The weighted average rates paid on non-ICS and ICS brokered deposit balances were 4.35% and 3.53%, respectively for accounts held at December 31, 2023.

Large depositor relationships, consisting of deposit relationships which exceed 2% of total deposits, accounted for, in the aggregate, 15.3% and 12.5% of our total deposits as of June 30, 2024 and December 31, 2023, respectively.  The composition of our large depositor relationships continues to include clients which have maintained long-term depository relationships with us.

The deposits held by the Bank are insured by the FDIC Deposit Insurance Fund up to applicable limits. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions, and credit unions to $250,000 per depositor.  Insured and collateralized deposits comprised approximately 85% of total deposits at June 30, 2024.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

	June 30, 2024	December 31, 2023

(dollars in thousands)	Amount	Amount
Uninsured deposits	$2,445,853	$2,662,405

The following table sets forth the maturity distribution of certificates of deposit as of June 30, 2024:

		Over Three	Over Six
	Three Months	Months Through	Months Through	Over
Large Denomination Certificates of Deposit Maturity Distribution	or Less	Six Months	Twelve Months	Twelve Months	Total
Certificates of deposit of $250,000 or less	$1,225,252	$233,524	$446,503	$687,967	$2,593,246
Certificates of deposit of more than $250,000	21,236	58,013	87,157	3,728	170,134
Total	$1,246,488	$291,537	$533,660	$691,695	$2,763,380

Borrowings.  At June 30, 2024, our borrowings consisted of $1 billion in FHLB putable advances at the Bank, $400 million of FHLB term advances at the Bank, $273 million in term advances from the Federal Reserve Bank, and $43 million in repurchase agreements at the Bank.  At December 31, 2023, our borrowings consisted of $800 million in FHLB putable advances at the Bank, $100 million of FHLB term advances at the Bank, $160 million in overnight advances and $285 million in term advances from the Federal Reserve Bank, and $64 million in repurchase agreements at the Bank.

The average balance of borrowings and the weighted average interest rate on such borrowings were $1.4 billion and 4.12%, respectively for the six-month period ended June 30, 2024. The average balance of borrowings and the weighted average interest rate on such borrowings were $1.2 billion and 4.67%, respectively for the year ended December 31, 2023.   At June 30, 2024, total borrowings represented 12.5% of total assets, compared to 10.6% at December 31, 2023.

As of June 30, 2024, our unused borrowing capacity was $2.9 billion, which consisted of $2.0 billion in available lines of credit with the FHLB, $674 million in available borrowing capacity with the Federal Reserve Bank, $190 million in borrowing capacity through unsecured federal funds lines with five correspondent financial institutions, and $20 million in available borrowing capacity through a line of credit arrangement that our holding company maintains with an unaffiliated lender.  For additional information about borrowings, see Note 10: Borrowings to the consolidated financial statements.

Subordinated debt.  At June 30, 2024 and December 31, 2023, FFI had two issuances of subordinated notes with an aggregate carrying value of $173 million.  For additional information about subordinated debt, see Note 11: Subordinated Debt to the consolidated financial statements.

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

			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
June 30, 2024:
Real estate loans:
Residential properties	$4,964	$—	$—	$1,152	$6,116	$6,157,500	$6,163,616
Commercial properties	8,000	—	—	8,762	16,762	955,746	972,508
Land and construction	—	—	—	—	—	85,053	85,053
Commercial and industrial loans	892	296	—	9,005	10,193	2,853,758	2,863,951
Consumer loans	—	178	—	—	178	1,962	2,140
Total	$13,856	$474	$—	$18,919	$33,249	$10,054,019	$10,087,268
Percentage of total loans	0.14%	0.00%	—%	0.19%	0.33%

December 31, 2023:
Real estate loans:
Residential properties	$93	$416	$—	$112	$621	$6,196,923	$6,197,544
Commercial properties	27,403	403	1,730	2,915	32,451	954,321	986,772
Land and construction	—	—	—	—	—	136,827	136,827
Commercial and industrial loans	525	88	—	8,804	9,417	2,845,845	2,855,262
Consumer loans	—	—	—	—	—	1,397	1,397
Total	$28,021	$907	$1,730	$11,831	$42,489	$10,135,313	$10,177,802
Percentage of total loans	0.28%	0.01%	0.02%	0.12%	0.42%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
June 30, 2024
Real estate loans:
Residential properties	$908	$244
Commercial properties	8,762	—
Commercial and industrial loans	8,755	250
Consumer loans	—	—
Total	$18,425	$494

December 31, 2023
Real estate loans:
Residential properties	$—	$112
Commercial properties	—	2,915
Commercial and industrial loans	7,406	1,398
Total	$7,406	$4,425

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans for the periods indicated:

		Provision
	Beginning	(Reversal) for			Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended June 30, 2024:
Real estate loans:
Residential properties	$8,374	$639	$—	$—	$9,013
Commercial properties	4,597	1,489	—	—	6,086
Land and construction	66	11	—	—	77
Commercial and industrial loans	16,251	(1,930)	(369)	152	14,104
Consumer loans	7	8	—	—	15
Total	$29,295	$217	$(369)	$152	$29,295

Six months ended June 30, 2024:
Real estate loans:
Residential properties	$9,921	$(908)	$—	$—	$9,013
Commercial properties	4,148	1,938	—	—	6,086
Land and construction	332	(255)	—	—	77
Commercial and industrial loans	14,796	(133)	(862)	303	14,104
Consumer loans	8	6	—	1	15
Total	$29,205	$648	$(862)	$304	$29,295

Three months ended June 30, 2023:
Real estate loans:
Residential properties	$8,263	$(29)	$—	$—	$8,234
Commercial properties	5,733	(480)	—	—	5,253
Land and construction	316	(29)	—	—	287
Commercial and industrial loans	16,760	1,404	(1,087)	613	17,690
Consumer loans	23	(3)	—	1	21
Total	$31,095	$863	$(1,087)	$614	$31,485

Six months ended June 30, 2023:
Real estate loans:
Residential properties	$8,306	$(72)	$—	$—	$8,234
Commercial properties	8,714	(3,212)	(249)	—	5,253
Land and construction	164	123	—	—	287
Commercial and industrial loans	16,521	3,089	(2,839)	919	17,690
Consumer loans	26	(4)	(2)	1	21
Total	$33,731	$(76)	$(3,090)	$920	$31,485

Our ACL for loans totaled $29.3 million as of June 30, 2024, compared to $31.5 million as of June 30, 2023, and $29.2 million as of December 31, 2023.  Our ACL for loans represented 0.29% of total loans outstanding as of June 30, 2024, 0.30% of total loans outstanding as of June 30, 2023, and 0.29% of total loans outstanding at December 31, 2023.  Activity for the six-month period ended June 30, 2024 included a provision for credit losses of $0.6 million, charge-offs of $0.9 million, and recoveries of $0.3 million.

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

Liquidity

Liquidity management focuses on our ability to generate, on a timely and cost-effective basis, cash sufficient to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses.  Liquidity management also includes the ability to manage unplanned decreases or changes in funding sources, as well as abnormal and unexpected needs.  To meet such abnormal and unexpected needs, lines of credit are maintained with the FHLB, the Federal Reserve Bank, and correspondent banks.  Liquidity management is both a daily and long-term function of funds management.  Liquidity management takes into consideration liquid assets, which includes: cash and cash equivalents; unencumbered eligible investment securities; and investment securities pledged under the Federal Reserve Bank’s discount window and BTFP programs which can be drawn at-will.  Liquidity management also takes into consideration available liquidity sources such as available unused funds from both the FHLB and Federal Reserve Bank credit lines.  The Bank’s Federal Reserve Bank credit line is secured by pledged collateral in the form of qualifying loans and investment securities.  As of June 30, 2024, the Bank had secured unused borrowing capacity of $674 million under this agreement.  The Bank’s unused borrowing capacity with the FHLB as of June 30, 2024 was $2.0 billion.  The Bank had a total of $190 million in unused borrowing capacity available through its correspondent bank lines of credit as of June 30, 2024.

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, proceeds from borrowings, and sales of FFI common stock. The remaining balances of the Bank’s lines of credit available to draw down totaled $2.9 billion at June 30, 2024.

We believe our liquid assets and available liquidity sources are sufficient to meet current funding needs and that we have the ability to manage unplanned decreases or changes in funding sources, as well as abnormal and unexpected needs.  We regularly monitor liquidity to ensure levels are in compliance with minimum requirements established by our Board of Directors.  As of June 30, 2024, our available liquidity ratio was 49.8%, which is above our minimum policy requirement of 25%.  We regularly model liquidity stress scenarios to ensure that adequate liquidity is available, and have contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

Cash Flows Used in Operating Activities. During the six-month period ended June 30, 2024, operating activities used net cash of $1.9 million. Net income of $3.9 million was offset by higher amortization of discount on securities resulting from the purchases and sale of securities during the period.  Changes in accrued interest receivable and other assets were offset by deferred tax expense changes.

Cash Flows Used in Investing Activities.  During the six-month period ended June 30, 2024, investing activities used net cash of $276.9 million, primarily due to $357.4 million in purchases of securities, net of sales and maturities, offset by a $81.6 million net decrease in loans.

Cash Flows Provided by Financing Activities. During the six-month period ended June 30, 2024, financing activities provided net cash of $373.7 million, consisting primarily of a net increase of $328.1 million in FHLB and FRB advances, and an increase of $67.4 million in deposits, offset by a decrease of $20.6 million in repurchase agreements.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2024 and December 31, 2023, the loan-to-deposit ratios at FFB were 93.8%, and 95.2%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of June 30, 2024:

(dollars in thousands)
Commitments to fund under existing loans, lines of credit	$1,072,770
Commitments under standby letters of credit	34,159

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of June 30, 2024, FFB was obligated on $10 million of letters of credit to the FHLB which were being used as collateral for public fund deposits.

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

The following table sets forth the interest-earning assets and interest-bearing liabilities on the basis of when they reprice or mature as of June 30, 2024:

	Less than	From 1 to	From 3 to
(dollars in thousands)	1 year	3 Years	5 Years	Over 5 Years	Total
Interest-earnings assets:
Cash equivalents	$1,421,004	$—	$—	$—	$1,421,004
Securities, FHLB stock	622,462	391,077	262,259	606,936	1,882,734
Loans	4,500,947	3,288,409	1,280,103	806,968	9,876,427
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	(2,987,374)	(502,497)	(87,260)	(19,170)	(3,596,301)
Money market and savings	(2,500,831)	(967,073)	(156,343)	(32,120)	(3,656,367)
Certificates of deposit	(1,528,559)	(977,559)	(458,109)	(4)	(2,964,231)
Borrowings	(273,061)	(343,491)	(1,100,000)	—	(1,716,552)
Net: Current Period	$(745,412)	$888,866	$(259,350)	$1,362,610	$1,246,714
Net: Cumulative	$(745,412)	$143,454	$(115,896)	$1,246,714

The cumulative positive total of $1.2 billion reflects the funding provided by noninterest-bearing deposits and equity. Because we had a $745 million net negative position at June 30, 2024 for the repricing period of less than one year, the result of this analysis indicates that we would be adversely impacted by a short-term increase in interest rates and would be similarly positively impacted from a short-term decrease in interest rates.

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

The NII simulation is used to measure and evaluate potential changes in our net interest income resulting from changes in interest rates.  The model measures the impact over a range of instantaneous shocks in 100 basis points increments to our net interest income over a 12-months forecast period.  The Board-approved limits on NII sensitivity and the actual computed changes to our NII based on the +/- 100 and +/- 200 basis points hypothetical interest rate scenarios as of June 30, 2024 are shown below:

	Estimated Increase
	(Decrease) in Net
Assumed Instantaneous Change in Interest Rates	Interest Income	Board Limits
+ 100 basis points	(8.89)%	(20.00)%
+ 200 basis points	(17.40)%	(25.00)%
- 100 basis points	2.00%	(10.00)%
- 200 basis points	2.94%	(20.00)%

The modeled one-year NII results indicate that the Bank is more earnings sensitive in the rising rate shock scenarios of 100 through 200 basis points.  The NII modeled results above are in compliance with the IRR limits.

The EVE measures the sensitivity of our market value equity to simultaneous changes in interest rates.  EVE is derived by subtracting the economic value of the Bank’s liabilities from the economic value of its assets, assuming current and hypothetical interest rate environments.  EVE is based on all of the future cash flows expected to be generated by the Bank’s current balance sheet, discounted to derive the economic value of the Bank’s assets and liabilities.  These cash flows may change depending on the assumed interest rate environment and the resulting changes in other assumptions, such as prepayment speeds.  The Bank has established IRR limits which specify the maximum EVE sensitivity allowed under current interest rates and for a range of hypothetical interest rate scenarios each in 100 basis point increments.  The hypothetical scenarios are represented by immediate, permanent, parallel movements in the term structure of interest rates.  The Board-approved limits on EVE sensitivity and the actual computed changes to our EVE based on the +/- 100 and +/- 200 basis points hypothetical interest rate scenarios as of June 30, 2024 are shown below:

	Estimated Increase
	(Decrease)
	in Economic
Assumed Instantaneous Change in Interest Rates	Value of Equity	Board Limits
+ 100 basis points	(3.64)%	(15.00)%
+ 200 basis points	(11.51)%	(25.00)%
- 100 basis points	(5.06)%	(15.00)%
- 200 basis points	(14.24)%	(20.00)%

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

The EVE modeled results above are in compliance with the EVE limits.  The EVE is an interest rate risk management tool, and the results are not necessarily an indication of our actual future results.  Actual results may vary significantly from the results suggested by the table above.  Loan prepayments and deposit attrition, changes in our mix of earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
June 30, 2024:
CET1 capital ratio	$930,326	10.30%	$406,592	4.50%
Tier 1 leverage ratio	930,326	7.08%	525,423	4.00%
Tier 1 risk-based capital ratio	930,326	10.30%	542,122	6.00%
Total risk-based capital ratio	1,138,807	12.60%	722,830	8.00%

December 31, 2023:
CET1 capital ratio	$931,272	10.02%	$418,142	4.50%
Tier 1 leverage ratio	931,272	7.20%	517,033	4.00%
Tier 1 risk-based capital ratio	931,272	10.02%	557,523	6.00%
Total risk-based capital ratio	1,140,312	12.27%	743,363	8.00%

FFB
June 30, 2024:
CET1 capital ratio	$1,077,759	11.97%	$405,094	4.50%	$585,135	6.50%
Tier 1 leverage ratio	1,077,759	8.22%	524,330	4.00%	655,412	5.00%
Tier 1 risk-based capital ratio	1,077,759	11.97%	540,125	6.00%	720,166	8.00%
Total risk-based capital ratio	1,112,811	12.36%	720,166	8.00%	900,208	10.00%

December 31, 2023:
CET1 capital ratio	$1,076,337	11.62%	$416,684	4.50%	$601,877	6.50%
Tier 1 leverage ratio	1,076,337	8.35%	515,753	4.00%	644,691	5.00%
Tier 1 risk-based capital ratio	1,076,337	11.62%	555,579	6.00%	740,772	8.00%
Total risk-based capital ratio	1,111,979	12.01%	740,772	8.00%	925,965	10.00%

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

As of June 30, 2024, the amount of capital at FFB in excess of amounts required to be well capitalized for purposes of the prompt corrective action regulations was $493 million for the CET1 risk-based capital ratio, $422 million for the Tier 1 Leverage Ratio, $358 million for the Tier 1 risk-based capital ratio and $213 million for the Total risk-based capital ratio.

The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of EBITDA for the same twelve-month period. The Board of Directors did not declare a cash dividend during the three months ended June 30, 2024 and declared cash dividends of $0.01 per share during the three months ended March 31, 2024.  During 2023, the Board of Directors declared quarterly cash dividends totaling $0.06 per share.

We had no material commitments for capital expenditures as of June 30, 2024. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these or other purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock or other securities on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations. See Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 for information regarding the impact that future sales of our common stock may have on the share ownership of our existing stockholders.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to certain financial risks, which are discussed in detail in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the section titled Interest Rate Risk Management in this report as well as in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 4.CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2024, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the three months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2022, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company may repurchase up to $75 million of its common stock. This plan has no stated expiration date. This stock repurchase program replaces and supersedes the stock repurchase program approved by the Board of Directors on October 30, 2018, which had authorized the Company to repurchase up to 2,200,000 shares of its common stock.  No shares were repurchased by the Company during the three months ended June 30, 2024.

ITEM 5.OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2024.

ITEM 6.EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on June 10, 2022).

3.3	Certificate of Designations for Series A Noncumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 9,2024).
3.4	Certificate of Designations for Series B Noncumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 9, 2024).
3.5	Certificate of Designations for Series C NVCE Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on July 9, 2024).
3.6	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 27, 2024).

31.1(1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC. (Registrant)

Dated: August 8, 2024	By:	/s/ JAMES BRITTON
James Britton
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

S-1