Form 10-Q
period 2024-09-30
First Foundation Inc.
filed 2024-11-08
CIK 1413837

F

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

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

As of November 1, 2024, the registrant had 82,345,084 shares of common stock, $0.001 par value per share, outstanding.

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2024	2023
	(unaudited)
ASSETS
Cash and cash equivalents	$1,106,422	$1,326,629

Securities available-for-sale ("AFS"), at fair value (amortized cost of $1,313,589 and $731,489 at September 30, 2024 and December 31, 2023 respectively; net of allowance for credit losses of $7,299 and $8,220 at September 30, 2024 and December 31, 2023 respectively)	1,306,120	703,226
Securities held-to-maturity ("HTM") (fair value of $675,768 and $710,021 at September 30, 2024 and December 31, 2023, respectively)	734,863	789,578
Loans held for sale	1,788,395	—
Loans held for investment	8,088,863	10,177,802
Less: Allowance for credit losses	(29,300)	(29,205)
Total loans held for investment, net	8,059,563	10,148,597

Investment in FHLB stock	37,810	24,613
Accrued interest receivable	53,766	54,163
Deferred taxes	65,131	29,142
Premises and equipment, net	36,605	39,925
Real estate owned ("REO")	6,210	8,381
Bank owned life insurance	49,650	48,653
Core deposit intangibles	3,888	4,948
Other assets	128,138	149,393
Total Assets	$13,376,561	$13,327,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$10,304,604	$10,688,932
Borrowings	1,691,453	1,409,056
Subordinated debt	173,444	173,397
Derivative liabilities	5,124	—
Accounts payable and other liabilities	132,139	130,520
Total Liabilities	12,306,764	12,401,905

Shareholders’ Equity
Preferred stock, $0.001 par value, 44,301 shares issued and outstanding at September 30, 2024	130,252	—
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2024 and 100,000,000 shares authorized at December 31, 2023; 67,855,084 shares and 56,467,623 shares issued and outstanding, respectively	68	56
Additional paid-in-capital	805,819	720,899
Retained earnings	139,148	218,575
Accumulated other comprehensive loss	(5,490)	(14,187)
Total Shareholders’ Equity	1,069,797	925,343
Total Liabilities and Shareholders’ Equity	$13,376,561	$13,327,248

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Interest income:
Loans	$120,285	$124,363	$358,973	$368,477
Securities	21,375	10,600	59,124	24,263
FHLB Stock, fed funds sold and interest-bearing deposits	15,496	9,802	40,426	34,353
Total interest income	157,156	144,765	458,523	427,093

Interest expense:
Deposits	89,135	84,814	275,015	219,886
Borrowings	17,182	6,158	47,044	42,280
Subordinated debt	1,720	1,720	5,130	5,115
Total interest expense	108,037	92,692	327,189	267,281

Net interest income	49,119	52,073	131,334	159,812

Provision (reversal) for credit losses	282	(2,015)	53	(711)

Net interest income after provision for credit losses	48,837	54,088	131,281	160,523

Noninterest income:
Asset management, consulting and other fees	9,162	8,812	26,959	26,624
(Loss) gain on sale of loans	(13)	—	665	—
Gain on sale of securities available-for-sale	—	—	1,204	—
Capital market activities	(117,517)	—	(115,844)	—
Gain on sale of REO	—	—	679	—
Other income	2,788	2,886	7,098	8,851
Total noninterest income	(105,580)	11,698	(79,239)	35,475

Noninterest expense:
Compensation and benefits	20,009	19,632	58,511	65,944
Occupancy and depreciation	9,013	9,253	27,126	27,331
Professional services and marketing costs	5,095	3,748	12,152	11,685
Customer service costs	18,954	24,683	45,796	60,402
Goodwill impairment	—	—	—	215,252
Other expenses	7,154	6,890	22,878	15,696
Total noninterest expense	60,225	64,206	166,463	396,310

(Loss) income before income taxes	(116,968)	1,580	(114,421)	(200,312)
Income tax (benefit) expense	(34,794)	(600)	(36,125)	1,300
Net (loss) income	$(82,174)	$2,180	$(78,296)	$(201,612)

Net (loss) income per share:
Basic	$(1.23)	$0.04	$(1.30)	$(3.57)
Diluted	$(1.23)	$0.04	$(1.30)	$(3.57)
Shares used in computation:
Basic	66,992,701	56,443,539	60,025,852	56,417,252
Diluted	66,992,701	56,449,720	60,025,852	56,417,252

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock		Preferred Stock		Convertible Warrants		Additional		Accumulated Other
	Number		Number		Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	of Warrants	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2023	56,467,623	$56	—	$—	—	$—	$720,899	$218,575	$(14,187)	$925,343
Net loss	—	—	—	—	—	—	—	(78,296)	—	(78,296)
Other comprehensive gain	—	—	—	—	—	—	—	—	8,697	8,697
Stock based compensation	—	—	—	—	—	—	845	—	—	845
Cash dividend	—	—	—	—	—	—	—	(1,131)	—	(1,131)
Issuance of common stock:
Stock grants – vesting of restricted stock units	97,780	1	—	—	—	—	—	—	—	1
Issuance of common stock	11,308,676	11	—	—	—	—	35,307	—	—	35,318
Issuance of preferred shares	—	—	44,301	138,462	—	—	—	—	—	138,462
Issuance of warrants	—	—	—	—	6	54,219	—	—	—	54,219
Issuance costs	—	—	—	(8,210)	—	(3,215)	(2,094)	—	—	(13,519)
Repurchase of shares from restricted shares vesting	(18,995)	—	—	—	—	—	(142)	—	—	(142)
Balance: September 30, 2024	67,855,084	$68	44,301	$130,252	6	$51,004	$754,815	$139,148	$(5,490)	$1,069,797

Balance: June 30, 2024	56,543,382	$57	—	$—	—	$—	$721,814	$221,321	$(9,948)	$933,244
Net loss	—	—	—	—	—	—	—	(82,174)	—	(82,174)
Other comprehensive gain	—	—	—	—	—	—	—	—	4,458	4,458
Stock based compensation	—	—	—	—	—	—	(212)	—	—	(212)
Cash dividend	—	—	—	—	—	—	—	—	—	—
Issuance of common stock:
Stock grants – vesting of restricted stock units	3,026	—	—	—	—	—	—	1	—	1
Issuance of common stock	11,308,676	11	—	—	—	—	35,307	—	—	35,318
Issuance of preferred shares	—	—	44,301	138,462	—	—	—	—	—	138,462
Issuance of warrants	—	—	—	—	6	54,219	—	—	—	54,219
Issuance costs	—	—	—	(8,210)	—	(3,215)	(2,094)	—	—	(13,519)
Balance: September 30, 2024	67,855,084	$68	44,301	$130,252	6	$51,004	$754,815	$139,148	$(5,490)	$1,069,797

Balance: December 31, 2022	56,325,242	$56	—	$—	—	$—	$719,606	$426,659	$(11,943)	$1,134,378
Net loss	—	—	—	—	—	—	—	(201,612)	—	(201,612)
Other comprehensive loss	—	—	—	—	—	—	—	—	(5,853)	(5,853)
Stock based compensation	—	—	—	—	—	—	1,129	—	—	1,129
Cash dividend	—	—	—	—	—	—	—	(8,456)	—	(8,456)
Issuance of common stock:
Exercise of options	19,500	—	—	—	—	—	157	—	—	157
Stock grants – vesting of restricted stock units	134,386	—	—	—	—	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(35,354)	—	—	—	—	—	(536)	—	—	(536)
Balance: September 30, 2023	56,443,774	$56	—	$—	—	$—	$720,356	$216,591	$(17,796)	$919,207

Balance: June 30, 2023	56,443,070	$56	—	$—	—	—	$719,779	$215,540	$(19,841)	$915,534
Net income	—	—	—	—	—	—	—	2,180	—	2,180
Other comprehensive gain	—	—	—	—	—	—	—	—	2,045	2,045
Stock based compensation	—	—	—	—	—	—	577	—	—	577
Cash dividend	—	—	—	—	—	—	—	(1,129)	—	(1,129)
Issuance of common stock:
Stock grants – vesting of restricted stock units	1,000	—	—	—	—	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(296)	—	—	—	—	—	—	—	—	—
Balance: September 30, 2023	56,443,774	$56	—	$—	—	$—	$720,356	$216,591	$(17,796)	$919,207

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) - UNAUDITED

(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net (loss) income	$(82,174)	$2,180	$(78,296)	$(201,612)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the period	15,874	2,137	14,908	(4,848)
Reclassification adjustment for gain included in net income	—	—	(852)	—
Total change in unrealized gain (loss) on available-for-sale securities	15,874	2,137	14,056	(4,848)
Unrealized loss on cash flow hedge arising during this period	(11,391)	—	(5,124)	—
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(25)	(92)	(235)	(1,005)
Total other comprehensive income (loss)	4,458	2,045	8,697	(5,853)
Total comprehensive (loss) income	$(77,716)	$4,225	$(69,599)	$(207,465)

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Nine Months Ended
	September 30,
	2024	2023
Cash Flows from Operating Activities:
Net loss	$(78,296)	$(201,612)
Adjustments to reconcile net loss to net cash provided by operating activities:
Goodwill impairment	—	215,252
Provision for credit losses	1,358	2
Provision (reversal) for credit losses - securities AFS	(921)	1,022
Stock–based compensation expense	845	1,129
Depreciation and amortization	3,604	3,240
Deferred tax benefit	(41,801)	(5,756)
Amortization of discount on securities	(10,513)	(2,783)
Amortization of core deposit intangible	1,060	1,246
Amortization of mortgage servicing rights - net	1,497	1,667
Gain on sale of REO	(679)	—
Gain on sale of loans	(665)	—
Gain on sale of securities available-for-sale	(1,204)	—
Gain from hedging activities	(1,672)	—
LHFS LOCOM adjustment at time of transfer	136,683	—
Change in fair value of LHFS	(19,167)	—
Amortization of OCI - securities transfer to HTM	(235)	1,005
Valuation allowance on mortgage servicing rights - net	—	(1,441)
Decrease in accrued interest receivable and other assets	16,283	15,262
Increase in accounts payable and other liabilities	6,129	13,955
Net cash provided by operating activities	12,306	42,188
Cash Flows from Investing Activities:
Net decrease in loans	173,697	438,567
Proceeds from sale of loans	8,770	—
Proceeds from sale of REO	2,850	—
Purchase of premises and equipment	(2,362)	(6,303)
Disposals of premises and equipment	37	—
Proceeds from sale of land	1,650	—
Loss on sale of land	391	—
Purchases of securities AFS	(1,771,075)	(617,506)
Proceeds from sale of securities available-for-sale	749,020	—
Maturities of securities AFS	452,464	13,668
Maturities of securities HTM	53,919	62,164
Net (increase) decrease in FHLB stock	(13,197)	748
Net cash used in investing activities	(343,836)	(108,662)
Cash Flows from Financing Activities:
Increase (decrease) in deposits	(384,328)	449,582
Proceeds from FHLB & FRB advances	2,793,476	87,506,041
Repayments on FHLB & FRB advances	(2,471,846)	(87,411,041)
Net change in federal funds purchased	—	(200,000)
Net decrease in line of credit	—	(8,000)
Net increase in subordinated debt	47	47
Net decrease in repurchase agreements	(39,233)	(99,313)
Dividends paid	(1,131)	(8,456)
Proceeds from exercise of stock options	—	157
Proceeds from issuance of common stock	35,318	—
Proceeds from issuance of preferred stock	138,462	—
Proceeds from issuance of convertible warrants	54,219	—
Equity issuance costs	(13,519)	—
Repurchase of stock	(142)	(536)
Net cash provided by financing activities	111,323	228,481
Increase (decrease) in cash and cash equivalents	(220,207)	162,007
Cash and cash equivalents at beginning of year	1,326,629	656,494
Cash and cash equivalents at end of period	$1,106,422	$818,501
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$197	$—
Interest	280,746	223,654
Noncash transactions:
Transfer of loans to loans held for sale	$136,684	$—
Right of use lease assets and liabilities recognized	7,372	1,019
Chargeoffs against allowance for credit losses - loans	1,226	4,273
Chargeoffs against allowance for credit losses - securities	—	3,971

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

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

The accompanying unaudited consolidated financial statements include the accounts of the Company as of September 30, 2024 and December 31, 2023, and for the nine months ended September 30, 2024 and 2023, and include all information and footnotes required for interim financial reporting presentation.  All intercompany accounts and transactions have been eliminated in consolidation. The results for the 2024 interim periods are not necessarily indicative of the results expected for the full year.  These financial statements assume that readers have read the most recent Annual Report on Form 10-K filed with the SEC which contains the latest available audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2023.

Significant Accounting Policies

The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry.  We have not made any changes in our significant accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC, except for those described below.

Derivative Instruments (Cash Flow Hedge).  On February 1, 2024, the Bank entered into an interest rate swap agreement with an institutional counterparty used to manage our exposure to changes in interest rates as part of our overall interest rate risk management strategy.  This agreement was solely undertaken as a cash flow hedge of interest rate risk, specifically of the risk of changes in cash flows on interest payments associated with a stream of variable-rate, short-term borrowings for a corresponding amount that are attributable to changes in the future financing rates of each rolling maturity.  This agreement is a derivative instrument and qualifies for hedge accounting under ASU 2017-12 “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities”.  To qualify for hedge accounting, the cash flow hedge must be highly effective at reducing the risk associated with the hedged exposure.  The effectiveness of the hedging relationship is documented at inception and is monitored on at least a quarterly basis through the life of the transaction.  A cash flow hedge that is designated as highly effective is carried at fair value with the change in fair value recorded in other comprehensive income (loss) (“AOCI”).  If the cash flow hedge becomes ineffective, the change in fair value is reclassified from AOCI to earnings.

The cash flow hedge is classified as either derivative assets (if fair value is a net asset) or derivative liabilities (if fair value is a net liability) in the accompanying consolidated balance sheets.  The earnings and cash flow impact from this derivative asset are classified as an offset to interest expense which is consistent with the underlying hedged item.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2024:
Investment securities available-for-sale:
Collateralized mortgage obligations	$10,318	$—	$10,318	$—
Agency mortgage-backed securities	1,108,337	—	1,108,337	—
Municipal bonds	46,799	—	46,799	—
SBA securities	9,627	—	9,627	—
Beneficial interests in FHLMC securitization	6,968	—	—	6,968
Corporate bonds	122,797	—	122,797	—
U.S. Treasury	1,274	1,274	—	—
Total assets at fair value on a recurring basis	$1,306,120	$1,274	$1,297,878	$6,968

Derivative liabilities:
Cash flow hedge	$5,124	$—	$5,124	$—

December 31, 2023:
Investment securities available-for-sale:
Collateralized mortgage obligations	$7,605	$—	$7,605	$—
Agency mortgage-backed securities	107,347	—	107,347	—
Municipal bonds	46,436	—	46,436	—
SBA securities	13,527	—	13,527	—
Beneficial interests in FHLMC securitization	7,241	—	—	7,241
Corporate bonds	122,280	—	122,280	—
U.S. Treasury	398,790	398,790	—	—
Total assets at fair value on a recurring basis	$703,226	$398,790	$297,195	$7,241

The decrease in Level 3 assets from December 31, 2023 was due to securitization paydowns in the FHLMC portfolio in the year-to-date period ended September 30, 2024.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2.  When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the collateral-dependent loan at nonrecurring Level 3.  Loans for which an appraised value is not available include commercial loans which are secured by non-real estate assets such as accounts receivable and inventory.  To establish fair value for these loans, we apply a recovery factor

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

against eligible receivables and inventory.  This recovery factor may be either increased or decreased subject to additional support and analysis of the quality of receivables and the companies owing the receivables.  The total collateral-dependent loans were $5.7 million and $3.8 million at September 30, 2024 and December 31, 2023, respectively. Specific reserves related to these loans totaled $964 thousand and $0 at September 30, 2024 and December 31, 2023, respectively.

Real Estate Owned (REO). The fair value of REO is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.  The decrease in REO from December 31, 2023 was due to the sale of one of the two REO properties held at December 31, 2023, resulting in a gain of $679 thousand which is included in the accompanying consolidated statements of operations.  At September 30, 2024, REO consisted of one property which is carried at amortized cost as the appraised value adjusted for estimated selling costs exceeded the amortized cost basis.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount.  Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount.  If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income.  All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. At September 30, 2024, there was no valuation allowance on the mortgage servicing rights.  Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of September 30, 2024, included prepayment rates ranging from 20% to 30% and a discount rate of 10%.

Loans Held for Sale. Loans held for sale are accounted for at the lower of amortized cost or fair value.  The fair value for loans held for sale is based upon a discounted cash flow model which involves estimating the future cash flows from the loans in the portfolio and discounting to a present value.  Contractual cash flows associated with the loans are adjusted to reflect certain assumptions, such as prepayment, default, and loss severity assumptions, to form expected prepayment and credit-adjusted expected cash flows.  The expected cash flows are then discounted to present value at a rate of return which considers other costs and risks, such as market risk and liquidity.  Significant assumptions in the valuation of these Level 3 loans held for sale as of September 30, 2024, included prepayment rates of 4% and 12% for fixed-rate and floating-rate loans, respectively; discount rates ranging from 2.35% to 5.55%; and annual expected loss assumption rate of 0.05%.

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

For the Nine Months Ended September 30, 2024 - UNAUDITED

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

Investment Securities Available-for-Sale.  Investment securities available for sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon external third-party models, and management judgment and evaluation for valuation. Level 1 investment securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 investment securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Investment securities classified as Level 3 include beneficial interests in FHLMC securitizations. Significant assumptions in the valuation of these Level 3 securities as of September 30, 2024 and December 31, 2023 included prepayment rates of 20% and 25%, respectively and discount rates ranging from 5.90% to 8.80% and 8.35% to 10.0%, respectively.

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

For the Nine Months Ended September 30, 2024 - UNAUDITED

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

Derivative Instruments (Cash Flow Hedge).  The Bank entered into a pay-fixed, receive-variable interest rate swap agreement with a counterparty.  This agreement was solely undertaken as a cash flow hedge of interest rate risk, specifically of the risk of changes in cash flows on interest payments associated with a stream of variable-rate, short-term borrowings for a corresponding amount that are attributable to changes in the future financing rates of each rolling maturity.  We estimate the fair value of this agreement based on inputs from a third-party pricing model, which incorporates such factors as the Treasury curve, the secured overnight financial rate (“SOFR”), and the pay rate on the interest rate swaps.  The fair value of this derivative instrument is based on a discounted cash flow approach.  The observable nature of the inputs used in deriving its fair value results in a Level 2 classification.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
September 30, 2024:
Assets:
Cash and cash equivalents	$1,106,422	$1,106,422	$—	$—	$1,106,422
Securities AFS, net	1,306,120	1,275	1,297,877	6,968	1,306,120
Securities HTM	734,863	—	675,768	—	675,768
Loans held for sale	1,788,395	—	—	1,788,395	1,788,395
Loans, net	8,059,563	—	4,922	7,746,825	7,751,747
Investment in FHLB stock	37,810	—	37,810	—	37,810
Investment in equity securities	11,780	—	—	11,780	11,780
Accrued interest receivable	53,766	53,766	—	—	53,766
Liabilities:
Deposits	$10,304,604	$8,131,079	$2,601,375	$—	$10,732,454
Borrowings	1,691,453	1,729,848	—	—	1,729,848
Subordinated debt	173,444	—	—	138,978	138,978
Accrued interest payable	46,438	46,438	—	—	46,438
Derivative liabilities	5,124	—	5,124	—	5,124

December 31, 2023:
Assets:
Cash and cash equivalents	$1,326,629	$1,326,629	$—	$—	$1,326,629
Securities AFS, net	703,226	398,790	297,194	7,242	703,226
Securities HTM	789,578	—	710,021	—	710,021
Loans, net	10,148,597	—	—	9,827,508	9,827,508
Investment in FHLB stock	24,613	—	24,613	—	24,613
Investment in equity securities	11,768	—	—	11,768	11,768
Accrued interest receivable	54,163	54,163	—	—	54,163
Liabilities:
Deposits	$10,688,932	$7,545,262	$3,145,870	$—	$10,691,132
Borrowings	1,409,056	609,056	800,000	—	1,409,056
Subordinated debt	173,397	—	—	136,002	136,002
Accrued interest payable	42,177	42,177	—	—	42,177

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
September 30, 2024:
Collateralized mortgage obligations	$11,251	$26	$(959)	$—	$10,318
Agency mortgage-backed securities	1,094,633	13,966	(262)	—	1,108,337
Municipal bonds	49,174	—	(2,375)	—	46,799
SBA securities	9,688	5	(66)	—	9,627
Beneficial interests in FHLMC securitization	13,758	21	(333)	(6,478)	6,968
Corporate bonds	133,786	—	(10,168)	(821)	122,797
U.S. Treasury	1,299	—	(25)	—	1,274
Total	$1,313,589	$14,018	$(14,188)	$(7,299)	$1,306,120

December 31, 2023:
Collateralized mortgage obligations	$8,946	$—	$(1,341)	$—	$7,605
Agency mortgage-backed securities	106,733	1,028	(414)	—	107,347
Municipal bonds	49,473	—	(3,037)	—	46,436
SBA securities	13,631	2	(106)	—	13,527
Beneficial interests in FHLMC securitization	14,473	4	(418)	(6,818)	7,241
Corporate bonds	138,858	—	(15,176)	(1,402)	122,280
U.S. Treasury	399,375	—	(585)	—	398,790
Total	$731,489	$1,034	$(21,077)	$(8,220)	$703,226

The following table provides a summary of the Company’s securities HTM portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
September 30, 2024:
Agency mortgage-backed securities	$734,863	$—	$(59,095)	$—	$675,768
Total	$734,863	$—	$(59,095)	$—	$675,768

December 31, 2023:
Agency mortgage-backed securities	$789,578	$1	$(79,558)	$—	$710,021
Total	$789,578	$1	$(79,558)	$—	$710,021

As of September 30, 2024, the tables above include $575.1 million in agency mortgage-backed securities pledged as collateral to the state of Florida to meet regulatory requirements; $1.3 million in U.S. Treasury securities pledged as collateral to various states to meet regulatory requirements related to the Bank’s trust operations; $259.5 million of agency mortgage-backed securities pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into from 2018 and 2021; and $82.6 million in securities consisting of SBA securities, collateralized mortgage obligations, and agency mortgage-backed securities pledged as collateral for repurchase agreements obtained from a prior bank acquisition.  A total of $904.9 million in SBA and agency mortgage-backed securities, collateralized mortgage obligations, corporate and municipal bonds are pledged as collateral to the Federal Reserve Bank’s discount window and bank term funding program from which the Bank may borrow.

We monitor the credit quality of these securities by evaluating various quantitative attributes. The credit quality indicators the Company monitors include, but are not limited to, credit ratings of individual securities and the credit rating

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

of United States government-sponsored enterprises that guarantee the securities. Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk.  As of September 30, 2024, all of the Company’s securities were either investment grade or were issued by a U.S. government agency or GSE with an investment grade rating, with the exception of two corporate bonds having a combined market value of $32.0 million which were below investment grade.

The tables below indicate the gross unrealized losses and fair values of our securities AFS portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$—	$—	$7,360	$(959)	$7,360	$(959)
Agency mortgage-backed securities	1,803	(9)	4,668	(253)	6,471	(262)
Municipal bonds	1,698	(34)	44,600	(2,341)	46,298	(2,375)
SBA securities	151	—	8,170	(66)	8,321	(66)
Beneficial interests in FHLMC securitization	—	—	4,145	(333)	4,145	(333)
Corporate bonds	28,189	(1,811)	95,429	(8,357)	123,618	(10,168)
U.S. Treasury	—	—	1,275	(25)	1,275	(25)
Total	$31,841	$(1,854)	$165,647	$(12,334)	$197,488	$(14,188)

	Securities with Unrealized Loss at December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$—	$—	$7,606	$(1,341)	$7,606	$(1,341)
Agency mortgage-backed securities	—	—	5,710	(414)	5,710	(414)
Municipal bonds	1,779	(26)	42,847	(3,011)	44,626	(3,037)
SBA securities	353	—	12,025	(106)	12,378	(106)
Beneficial interests in FHLMC securitization	—	—	4,041	(418)	4,041	(418)
Corporate bonds	14,847	(153)	108,832	(15,023)	123,679	(15,176)
U.S. Treasury	397,942	(534)	848	(51)	398,790	(585)
Total	$414,921	$(713)	$181,909	$(20,364)	$596,830	$(21,077)

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

For the Nine Months Ended September 30, 2024 - UNAUDITED

The tables below indicate the gross unrecognized losses and fair value of our securities HTM portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrecognized loss position.

	Securities with Unrecognized Loss at September 30, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$18,146	$(87)	$657,622	$(59,008)	$675,768	$(59,095)
Total	$18,146	$(87)	$657,622	$(59,008)	$675,768	$(59,095)

	Securities with Unrecognized Loss at December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$—	$—	$689,454	$(79,558)	$689,454	$(79,558)
Total	$—	$—	$689,454	$(79,558)	$689,454	$(79,558)

During the nine-month period ending September 30, 2024, securities available-for-sale with an amortized cost of $741 million were sold, resulting in gross realized gains of $1.4 million and gross realized losses of $0.2 million.  There were no security sales during the nine-month period ending September 30, 2023.

The following is a rollforward of the Company’s allowance for credit losses related to investments for the following periods:

	Beginning	Provision (Reversal)			Ending
(dollars in thousands)	Balance	for Credit Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2024:
Beneficial interests in FHLMC securitization	$6,502	$(24)	$—	$—	$6,478
Corporate bonds	840	(19)	—	—	821
Total	$7,342	$(43)	$—	$—	$7,299

Nine Months Ended September 30, 2024:
Beneficial interests in FHLMC securitization	$6,818	$(340)	$—	$—	$6,478
Corporate bonds	1,402	(581)	—	—	821
Total	$8,220	$(921)	$—	$—	$7,299

Three Months Ended September 30, 2023:
Municipal bonds	$—	$1	$—	$—	$1
Beneficial interests in FHLMC securitization	7,058	40	—	—	7,098
Corporate bonds	1,477	(86)	—	—	1,391
Total	$8,535	$(45)	$—	$—	$8,490

Nine Months Ended September 30, 2023:
Municipal bonds	$—	$1	$—	$—	$1
Beneficial interests in FHLMC securitization	11,439	(370)	(3,971)	—	7,098
Corporate bonds	—	1,391	—	—	1,391
Total	$11,439	$1,022	$(3,971)	$—	$8,490

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

During the nine-month periods ending September 30, 2024 and September 30, 2023, the Company recorded a provision (reversal) for credit losses of ($921) thousand and $1.0 million, respectively.

The allowance for credit losses (“ACL”) on investment securities is determined for both held-to-maturity and available-for-sale classifications of the investment portfolio in accordance with ASC 326 and is evaluated on a quarterly basis. The ACL for held-to-maturity investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when the Company deems a security to no longer possess shared risk characteristics. Under ASC 326-20, for investment securities where the Company has reason to believe the credit loss exposure is remote, such as those guaranteed by the U.S. government or government sponsored entities, a zero-loss expectation is applied and a company is not required to estimate and recognize an ACL.  The ACL related to held-to-maturity investment securities was zero at September 30, 2024.

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

On a quarterly basis, the Company engages with an independent third party to perform an analysis of expected credit losses for its municipal and corporate bond securities in order to supplement our own internal review.  As of September 30, 2024, the analysis concluded and the Company concurred that fifteen corporate bonds were impacted by credit loss, for which ($581) thousand was recorded as reversal of provision to the ACL related to available-for-sale securities and that no municipal bond securities were impacted by credit loss.  The ACL reserve related to corporate bond securities within the available-for-sale portfolio totaled $821 thousand at September 30, 2024.  Charge-offs totaled $0 and $4.0 million for the nine-month periods ended September 30, 2024 and September 30, 2023, respectively.  For the year ended December 31, 2023, the Company recorded total charge-offs of $4.0 million related to several interest-only strip securities.  The ACL related to available-for-sale securities totaled $7.3 million and $8.2 million as of September 30, 2024 and December 31, 2023, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

The amortized cost and fair value of investment securities AFS by contractual maturity were as follows for the periods indicated:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
September 30, 2024
Amortized Cost:
Collateralized mortgage obligations	$—	$277	$171	$10,803	$11,251
Agency mortgage-backed securities	102	3,238	—	1,091,293	1,094,633
Municipal bonds	500	15,318	31,118	2,238	49,174
SBA securities	—	474	414	8,800	9,688
Beneficial interests in FHLMC securitization	3,130	4,809	—	5,819	13,758
Corporate bonds	—	61,957	66,304	5,525	133,786
U.S. Treasury	799	500	—	—	1,299
Total	$4,531	$86,573	$98,007	$1,124,478	$1,313,589
Weighted average yield	0.82%	5.98%	3.01%	5.49%	5.32%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$261	$166	$9,891	$10,318
Agency mortgage-backed securities	101	3,137	—	1,105,098	1,108,336
Municipal bonds	500	14,900	29,520	1,879	46,799
SBA securities	—	472	414	8,741	9,627
Beneficial interests in FHLMC securitization	3,130	4,809	—	5,507	13,446
Corporate bonds	—	59,121	60,165	4,332	123,618
U.S. Treasury	796	479	—	—	1,275
Total	$4,527	$83,179	$90,265	$1,135,448	$1,313,419

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2023
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$513	$8,433	$8,946
Agency mortgage-backed securities	141	4,364	—	102,228	106,733
Municipal bonds	—	9,672	36,103	3,698	49,473
SBA securities	—	944	623	12,064	13,631
Beneficial interests in FHLMC securitization	3,315	5,380	—	5,778	14,473
Corporate bonds	5,012	60,444	67,872	5,530	138,858
U.S. Treasury	398,676	699	—	—	399,375
Total	$407,144	$81,503	$105,111	$137,731	$731,489
Weighted average yield	5.47%	6.46%	2.90%	5.94%	5.30%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$466	$7,139	$7,605
Agency mortgage-backed securities	137	4,134	—	103,076	107,347
Municipal bonds	—	9,231	34,142	3,063	46,436
SBA securities	—	936	622	11,969	13,527
Beneficial interests in FHLMC securitization	3,315	5,380	—	5,364	14,059
Corporate bonds	4,973	58,337	56,395	3,977	123,682
U.S. Treasury	398,135	655	—	—	398,790
Total	$406,560	$78,673	$91,625	$134,588	$711,446

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

The amortized cost and fair value of investment securities HTM by contractual maturity were as follows for the periods indicated:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
September 30, 2024
Amortized Cost:
Agency mortgage-backed securities	$—	$4,949	$9,364	$720,550	$734,863
Total	$—	$4,949	$9,364	$720,550	$734,863
Weighted average yield	—%	0.95%	1.54%	2.32%	2.30%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$4,705	$8,744	$662,319	$675,768
Total	$—	$4,705	$8,744	$662,319	$675,768

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2023
Amortized Cost:
Agency mortgage-backed securities	$—	$4,259	$12,537	$772,782	$789,578
Total	$—	$4,259	$12,537	$772,782	$789,578
Weighted average yield	—%	0.86%	1.44%	2.26%	2.24%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$3,972	$11,457	$694,592	$710,021
Total	$—	$3,972	$11,457	$694,592	$710,021

NOTE 4: LOANS

The following is a summary of our loans held for investment as of:

	September 30,	December 31,
(dollars in thousands)	2024	2023
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$3,322,471	$5,227,885
Single family	889,616	950,712
Total real estate loans secured by residential properties	4,212,087	6,178,597
Commercial properties	952,700	987,596
Land and construction	80,307	137,298
Total real estate loans	5,245,094	7,303,491
Commercial and industrial loans	2,837,830	2,856,228
Consumer loans	832	1,328
Total loans	8,083,756	10,161,047
Premiums, discounts and deferred fees and expenses	5,107	16,755
Total	$8,088,863	$10,177,802

The Company’s loans held for investment portfolio is segmented according to loans that share similar attributes and risk characteristics.  In August 2024, a portion of the Company’s multifamily portfolio totaling $1.9 billion in principal

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

balance was reclassified from loans held for investment to loans held for sale.  As of September 30, 2024, none of the loans transferred have been sold.

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

Loans with a collateral value totaling $184.6 million and $283.7 million were pledged as collateral to secure borrowings with the Federal Reserve Bank at September 30, 2024 and December 31, 2023, respectively.  Loans with a market value of $4.3 billion and $4.2 billion were pledged as collateral to secure borrowings with the FHLB at September 30, 2024 and December 31, 2023, respectively.

During the nine-month period ended September 30, 2024, loans totaling $8.1 million in unpaid principal balance were sold, resulting in a net gain on sale of loans of $665 thousand.  There were no loan sales during the nine-month period ended September 30, 2023.

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
September 30, 2024:
Real estate loans:
Residential properties	$1,887	$—	$—	$20,357	$22,244	$4,198,803	$4,221,047
Commercial properties	9,046	—	—	9,145	18,191	933,976	952,167
Land and construction	—	—	—	—	—	80,153	80,153
Commercial and industrial loans	8,088	10,138	—	8,704	26,930	2,807,701	2,834,631
Consumer loans	—	—	—	—	—	865	865
Total	$19,021	$10,138	$—	$38,206	$67,365	$8,021,498	$8,088,863

Percentage of total loans	0.24%	0.13%	—%	0.47%	0.83%

December 31, 2023:
Real estate loans:
Residential properties	$93	$416	$—	$112	$621	$6,196,923	$6,197,544
Commercial properties	27,403	403	1,730	2,915	32,451	954,321	986,772
Land and construction	—	—	—	—	—	136,827	136,827
Commercial and industrial loans	525	88	—	8,804	9,417	2,845,845	2,855,262
Consumer loans	—	—	—	—	—	1,397	1,397
Total	$28,021	$907	$1,730	$11,831	$42,489	$10,135,313	$10,177,802

Percentage of total loans	0.28%	0.01%	0.02%	0.12%	0.42%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
September 30, 2024:
Real estate loans:
Residential properties	$883	$19,474
Commercial properties	9,145	—
Commercial and industrial loans	8,704	—
Total	$18,732	$19,474

December 31, 2023:
Real estate loans:
Residential properties	$—	$112
Commercial properties	—	2,915
Commercial and industrial loans	7,406	1,398
Total	$7,406	$4,425

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

The following table presents our loan modifications made to borrowers experiencing financial difficulty by type of modification for the nine-month periods ended September 30, 2024 and 2023, respectively with related amortized cost balances, respective percentage share of the total class of loans, and the related financial effect:

	September 30, 2024:
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Residential loans	$6	—%	1 loan with term extension of 22 months.
Commercial real estate loans	12,900	1.40%	1 loan with term extension of 10 months.
Commercial and industrial loans	2,294	—%	6 loans with various extensions of loan maturity ranging from 3 to 60 months and payment deferral. 1 loan with 3-month extension and 3-month forbearance. 1 loan with $100 payments through 3 months.
Total	$15,200

	Combination
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	$9,568	0.40%

5 loans with various extensions of loan maturity ranging from 6 to 7 months and payment deferral. 1 loan with 5 month forbearance and interest rate reduction. 2 loans with $100 payments through 3 months with payment deferral. 2 loans with term extension of 12 months and payment deferral.

Total	$9,568

	Total
	Amortized Cost Basis	% of Total Class of Loans
Residential loans	$6	—%
Commercial real estate loans	12,900	1.40%
Commercial and industrial loans	11,862	0.40%
Total	$24,768

	September 30, 2023:
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	$5,770	0.20%	1 loan with 3-month extension
Total	$5,770

	Payment Deferrals
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	$400	—%	4 loans each with partial payment deferrals for 3 months
Total	$400

	Combination
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial real estate loans	$645	0.10%	1 loan with 10 year term extension and interest reduction
Total	$645

	Total
	Amortized Cost Basis	% of Total Class of Loans
Commercial real estate loans	$645	0.10%
Commercial and industrial loans	$6,170	0.20%
Total	$6,815

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

The following table presents the amortized cost basis of loans that had a payment default since modification during the nine-months ended September 30, 2024 and 2023, respectively:

	September 30, 2024:
	Combination
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	2	$2,229
Total	2	$2,229

	Total
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	2	$2,229
Total	2	$2,229

	September 30, 2023:
	Payment Deferrals
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	1	$1,339
Total	1	$1,339

	Combination
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	1	$950
Total	1	$950

	Total
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	2	$2,289
Total	2	$2,289

The following table presents the payment status of our loan modifications made during the previous twelve-month period of October 1, 2023 to September 30, 2024:

		30-89 Days	90+ Days
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Total
September 30, 2024:
Residential loans	$253	$—	$—	$—	$253
Commercial real estate loans	12,900	—	—	—	12,900
Commercial and industrial loans	6,104	7,060	—	8,252	21,416
Total	$19,257	$7,060	$—	$8,252	$34,569

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

The measurement of the ACL is performed by collectively pooling and evaluating loans with similar risk characteristics.  The quantitative CECL model estimates credit losses by applying pool-specific probability of default (“PD”) and loss given default (“LGD”) rates to the expected exposure at default ("EAD") over the contractual life of the loans.  A significant portion of the ACL is calculated and measured on a collective pool basis, representing $7.9 billion or approximately 97.4% of the total blended loan portfolio as of September 30, 2024.  As of December 31, 2023, the ACL was calculated and measured based upon $9.9 billion or 97.2% of the total blended portfolio evaluated on a collective pool

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

basis and $268 million in small homogeneous loan portfolios or 2.6% of the total blended portfolio evaluated using historical loss factors.  Pooled loan segments consisted of multifamily, commercial, single-family, non-owner occupied commercial real estate, and construction loans.  The remaining portion of the loan portfolio, representing $200.6 million or approximately 2.5% of the total blended loan portfolio, consisted of small homogeneous loan portfolios which has its quantitative reserve calculated separately based on historical loss factors for the respective portfolios or, if no historical loss is available, based on peer group historical losses.  These loan portfolios include equipment finance, land, consumer and commercial small balance loans.  In addition, collateral dependent loans are separately valued based on the fair value of the underlying collateral.

The measurement also incorporates qualitative components such as internal and external risk factors that may not be adequately assessed in the quantitative model.  Qualitative adjustments primarily relate to segments of the loan portfolio deemed by management to be of a higher-risk profile or other factors where management believes the quantitative component of the ACL model may not be fully reflective of levels deemed adequate in the judgment of management.  Qualitative adjustments may also relate to uncertainty as to future macroeconomic conditions and the related impact on certain loan segments.  Management reviews the need for an appropriate level of quantitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.  Management applies a two-year time horizon in its ACL model at which there is a gradual reversion back to historical loss experience.

For purposes of calculating the ACL, the Company has elected to include deferred loan fees and expenses in the loan balance and exclude accrued interest from loan balances.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

The following is a rollforward of the allowance for credit losses related to loans for the following periods:

		Provision
	Beginning	(Reversal) for			Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three Months Ended September 30, 2024:
Real estate loans:
Residential properties	$9,013	$(2,010)	$—	$—	$7,003
Commercial properties	6,086	493	—	—	6,579
Land and construction	77	(17)	—	—	60
Commercial and industrial loans	14,104	1,809	(341)	80	15,652
Consumer loans	15	14	(23)	—	6
Total	$29,295	$289	$(364)	$80	$29,300

Nine Months Ended September 30, 2024:
Real estate loans:
Residential properties	$9,921	$(2,918)	$—	$—	$7,003
Commercial properties	4,148	2,431	—	—	6,579
Land and construction	332	(272)	—	—	60
Commercial and industrial loans	14,796	1,676	(1,203)	383	15,652
Consumer loans	8	20	(23)	1	6
Total	$29,205	$937	$(1,226)	$384	$29,300

Three Months Ended September 30, 2023:
Real estate loans:
Residential properties	$8,234	140	—	—	$8,374
Commercial properties	5,253	(979)	—	—	4,274
Land and construction	287	(13)	—	—	274
Commercial and industrial loans	17,690	(1,070)	(1,183)	814	16,251
Consumer loans	21	—	—	1	22
Total	$31,485	$(1,922)	$(1,183)	$815	$29,195

Nine Months Ended September 30, 2023:
Real estate loans:
Residential properties	$8,306	$68	$—	$—	$8,374
Commercial properties	8,714	(4,191)	(249)	—	4,274
Land and construction	164	110	—	—	274
Commercial and industrial loans	16,521	2,019	(4,022)	1,733	16,251
Consumer loans	26	(4)	(2)	2	22
Total	$33,731	$(1,998)	$(4,273)	$1,735	$29,195

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

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

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
September 30, 2024:
Loans secured by real estate:
Residential properties
Single family	$244	$—	$—	$244	$—
Commercial real estate loans	5,462	—	—	5,462	964
Commercial loans	—	—	—	—	—
Total	$5,706	$—	$—	$5,706	$964

December 31, 2023:
Loans secured by real estate:
Commercial real estate loans	$2,523	$—	$—	$2,523	$—
Commercial loans	—	250	978	1,228	—
Total	$2,523	$250	$978	$3,751	$—

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

For the Nine Months Ended September 30, 2024 - UNAUDITED

The following tables present risk categories of loans based on year of origination, and includes gross charge-offs in accordance with ASU 2022-02 as of the dates presented:

							Revolving
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
September 30, 2024:
Loans secured by real estate:
Residential
Multifamily
Pass	$73,086	$542	$1,712,559	$789,647	$394,488	$273,934	$—	$3,244,256
Special mention	—	—	—	6,489	11,628	51,471	—	69,588
Substandard	—	—	—	—	—	14,070	—	14,070
Total	$73,086	$542	$1,712,559	$796,136	$406,116	$339,475	$—	$3,327,914
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Single family
Pass	$2,999	$10,030	$248,194	$260,156	$91,456	$212,099	$45,767	$870,701
Special mention	—	—	—	—	—	1,403	—	1,403
Substandard	—	—	—	—	—	20,905	124	21,029
Total	$2,999	$10,030	$248,194	$260,156	$91,456	$234,407	$45,891	$893,133
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$2,437	$2,408	$224,226	$116,802	$143,541	$419,491	$—	$908,905
Special mention	—	—	—	1,198	2,225	843	—	4,266
Substandard	—	12,900	—	111	1,274	24,711	—	38,996
Total	$2,437	$15,308	$224,226	$118,111	$147,040	$445,045	$—	$952,167
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Land and construction
Pass	$108	$24,962	$32,067	$8,078	$9,190	$5,748	$—	$80,153
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$108	$24,962	$32,067	$8,078	$9,190	$5,748	$—	$80,153
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$58,523	$148,702	$1,012,681	$251,189	$92,598	$35,695	$1,171,997	$2,771,385
Special mention	721	8,134	8,499	24,368	17	619	3,976	46,334
Substandard	116	34	68	804	3,686	2,490	9,714	16,912
Total	$59,360	$156,870	$1,021,248	$276,361	$96,301	$38,804	$1,185,687	$2,834,631
Gross charge-offs	$—	$179	$678	$303	$43	$—	$—	$1,203

Consumer
Pass	$24	$7	$—	$516	$—	$52	$266	$865
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$24	$7	$—	$516	$—	$52	$266	$865
Gross charge-offs	$—	$—	$—	$—	$—	$—	$23	$23

Total loans
Pass	$137,177	$186,651	$3,229,727	$1,426,388	$731,273	$947,019	$1,218,030	$7,876,265
Special mention	721	8,134	8,499	32,055	13,870	54,336	3,976	121,591
Substandard	116	12,934	68	915	4,960	62,176	9,838	91,007
Total	$138,014	$207,719	$3,238,294	$1,459,358	$750,103	$1,063,531	$1,231,844	$8,088,863
Gross charge-offs	$—	$179	$678	$303	$43	$—	$23	$1,226

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

NOTE 6: CORE DEPOSIT INTANGIBLES

Core deposit intangibles are intangible assets having definite useful lives arising from whole bank acquisitions.  Core deposit intangibles are amortized on an accelerated method over their estimated useful lives, ranging from 7 to 10 years.  At September 30, 2024 and December 31, 2023, core deposit intangible assets totaled $3.9 million and $4.9 million, respectively, and we recognized $1.1 million and $1.2 million in core deposit intangible amortization expense for the nine-month periods ended September 30, 2024 and September 30, 2023, respectively.

NOTE 7: DERIVATIVE ASSETS/LIABILITIES

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

At September 30, 2024, the fair value of the cash flow hedge was ($5.1) million and is classified as derivative liabilities with a corresponding amount classified as a component of AOCI on the accompanying balance sheet.

NOTE 8: LOAN SALES AND MORTGAGE SERVICING RIGHTS

The Company retained servicing rights for the majority of the loans sold and recognized mortgage servicing rights in connection with multifamily loan sale transactions that occurred in 2021 and prior.  As of September 30, 2024, mortgage servicing rights totaled $4.0 million with no valuation allowance.  At December 31, 2023, mortgage servicing rights totaled $5.5 million, inclusive of a valuation allowance of $0.3 million.  Mortgage servicing rights are classified as a component of other assets in the accompanying consolidated balance sheets. The amount of loans serviced for others totaled $897 million and $1.0 billion at September 30, 2024 and December 31, 2023, respectively.  Servicing fees collected for the nine-month periods ended September 30, 2024 and 2023 totaled $1.8 million and $1.9 million, respectively.

There were no loan sale or purchase transactions that resulted in the recognition of mortgage servicing rights in 2024 and 2023.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

NOTE 9: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	September 30, 2024		December 31, 2023
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$2,136,442	—	$1,467,806	—
Interest-bearing	1,999,229	3.66%	2,881,786	2.94%
Money market and savings	3,543,668	3.93%	3,195,670	3.81%
Certificates of deposit	2,625,265	4.77%	3,143,670	4.87%
Total	$10,304,604	3.28%	$10,688,932	3.36%

The following table provides the remaining maturities of certificate of deposit accounts of greater than $250,000 as of:

	September 30, 2024	December 31, 2023
Large Denomination Certificates of Deposit Maturity Distribution	(dollars in thousands)

3 months or less	$60,095	$343,078
Over 3 months through 6 months	75,036	24,126
Over 6 months through 12 months	63,479	56,415
Over 12 months	10,562	30,994
Total	$209,172	$454,613

Large depositor relationships, consisting of deposit relationships which exceed 2% of total deposits, accounted for, in the aggregate, 17.6% and 12.5% of our total deposits as of September 30, 2024 and December 31, 2023, respectively.  The composition of our large depositor relationships continues to include clients which have maintained long-term depository relationships with us.

Accrued interest payable on deposits, which is included in accounts payable and other liabilities, was $34.5 million and $36.7 million at September 30, 2024 and December 31, 2023, respectively.

NOTE 10: BORROWINGS

The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”), and other institutions.  At September 30, 2024, our borrowings consisted of $1 billion in FHLB putable advances at the Bank, $400 million of FHLB term advances at the Bank, $267 million in term advances from the Federal Reserve Bank, and $25 million in repurchase agreements at the Bank.  At December 31, 2023, our borrowings consisted of $800 million in FHLB putable advances at the Bank, $100 million of FHLB term advances at the Bank, $160 million in overnight advances and $285 million in term advances from the Federal Reserve Bank, and $64 million in repurchase agreements at the Bank.

FHLB Advances

The FHLB putable advances outstanding at September 30, 2024 had a weighted average remaining life of 6.50 years and a weighted average fixed interest rate of 3.74%.  The putable advances can be called quarterly until maturity at the option of the FHLB at various put dates, with $300 million eligible for exercising in December 2024 and the remaining $700 million eligible for exercising beginning in June 2025.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

The FHLB term advances outstanding at September 30, 2024 consist of the following:

$300 million in a three-year fixed-rate advance maturing on May 28, 2027 at an interest rate of 4.95%.

$100 million in a five-year fixed rate advance maturing on June 28, 2028 at an interest rate of 4.21%.

FHLB advances are collateralized primarily by loans secured by single family, multifamily, and commercial real estate properties with a market value of $4.3 billion as of September 30, 2024. The Bank’s total unused borrowing capacity from the FHLB as of September 30, 2024 was $2.0 billion. The Bank had in place $10 million of letters of credit from the FHLB as of September 30, 2024, which are used to meet collateral requirements for deposits from local agencies.

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

Federal Reserve Bank Borrowings

The Bank has a secured line of credit with the Federal Reserve Bank including the secured borrowing capacity through the Federal Reserve Bank’s Discount Window, Borrower-in-Custody (“BIC”), and Bank Term Funding (“BTFP”) programs.  Borrowings under the BIC program are overnight advances with interest chargeable at the primary credit borrowing rate.  At September 30, 2024, the Bank did not have any borrowings outstanding under the BIC program.  Borrowings under the BTFP, which was established in March 2023, are for periods up to one year in length, with interest rates based on the one-year overnight index swap (“OIS”) rate plus a spread of 10 basis points.  BTFP borrowings totaled $267 million at September 30, 2024, maturing on January 15, 2025, at an interest rate of 4.76%.  BTFP borrowings are collateralized by eligible investment securities valued at par and provide an additional source of liquidity.  At September 30, 2024, the Bank had secured unused borrowing capacity of $823 million under this agreement.

At December 31, 2023, the Bank had outstanding BIC program borrowings totaling $160 million, bearing a fixed interest rate of 5.50% and were repaid in full in early January, 2024.  At December 31, 2023, the Bank had outstanding BTFP borrowings totaling $285 million.  At December 31, 2023, the Bank had secured unused borrowing capacity of $823 million under this agreement.

Uncommitted Credit Facilities:

The Bank has a total of $240 million in borrowing capacity through unsecured federal funds lines, ranging in size from $20 million to $100 million, with six correspondent financial institutions.  There were no balances outstanding under these arrangements as of September 30, 2024 and December 31, 2023.

Holding Company Line of Credit:

FFI has entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $20 million maturing in February 2025. The loan bears an interest rate of Prime rate, plus 50 basis points (0.50%). FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in the Bank. We are required to meet certain financial covenants during the term of the loan, including minimum capital levels and limits on classified assets. As of September 30, 2024 and December 31, 2023, FFI was in compliance with the covenants

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

contained in the loan agreement.  As of September 30, 2024 and December 31, 2023, there were no balances outstanding under this agreement.

Repurchase Agreements:

The repurchase agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability.  The investment securities underlying these agreements remain in the Company’s securities AFS portfolio.  As of September 30, 2024 and December 31, 2023, the repurchase agreements are collateralized by investment securities with a fair value of approximately $82.6 million and $76.3 million, respectively.

NOTE 11: SUBORDINATED DEBT

At September 30, 2024 and December 31, 2023, FFI had two issuances of subordinated notes outstanding with an aggregate carrying value of $173 million.  At September 30, 2024 and December 31, 2023, FFI was in compliance with all covenants under its subordinated debt agreements.  The following table summarizes the outstanding subordinated notes as of the dates indicated:

		Current	Current	Carrying Value
	Stated	Interest	Principal	September 30,	December 31,
(dollars in thousands)	Maturity	Rate	Balance	2024	2023
Subordinated notes
Subordinated notes due 2032, 3.50% per annum until February 1, 2027, 3-month SOFR + 2.04% thereafter	February 1, 2032	3.50%	$150,000	$148,238	$148,058
Subordinated notes due 2030, 6.0% per annum until June 30, 2025, 3-month SOFR + 5.90% thereafter.	June 30, 2030	6.00%	24,165	25,206	25,339
Total			$174,165	$173,444	$173,397

NOTE 12: INCOME TAXES

For the nine-month period ended September 30, 2024, the Company recorded an income tax benefit of $36.1 million and had an effective tax rate of 31.6%.  For the nine-month period ended September 30, 2023, the Company recorded income tax expense of $1.3 million and had an effective tax rate of -0.65%.  The changes in the effective tax rate were predominately due to the changes in pretax income most notably in the current quarter there was a $117.5 million LOCOM loss related to the reclassification of $1.9 billion of loans from loans held for investment to loans held for sale.  The effective tax rates differ from the combined federal and state statutory rates for the Company of 28.2% due primarily to various permanent tax differences, including tax-exempt income and tax credits from low-income housing tax credit investments.

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

Deferred tax assets totaled $65.1 million and $29.1 million at September 30, 2024 and December 31, 2023, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

NOTE 13: SHAREHOLDERS’ EQUITY

FFI is a holding company and does not have any direct operating activities. Any future cash flow needs of FFI are expected to be met by its existing cash and cash equivalents and dividends from its subsidiaries. The Bank is subject to various laws and regulations that limit the amount of dividends that a bank can pay without obtaining prior approval from bank regulators. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases does not exceed 50% of FFI’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the current twelve-month period.  FFI’s cash and cash equivalents totaled $9.5 million and $15.3 million at September 30, 2024 and December 31, 2023, respectively.

On July 8, 2024, the Company raised approximately $228 million of gross proceeds in an equity capital raise (“July 2024 Capital Raise”) with certain investors.  In the July 2024 Capital Raise, the Company sold and issued to the investors:  (a) 11,308,676 shares of common stock at a purchase price per share of $4.10 (on July 1, 2024, the day before the announcement of the July 2024 Capital Raise, the closing price of the common stock was $6.47); (b) 29,811 shares of a new series of preferred stock, par value $0.001 per share, of the Company designated as Series A Noncumulative Convertible Preferred Stock (the “Series A Preferred Stock”), at a price per share of $4,100, and each share of which is convertible into 1,000 shares of common stock (or, in certain limited circumstances, one share of Series B Preferred Stock), and all of which shares of Series A Preferred Stock represent the right (on an as converted basis) to receive approximately 29,811,000 shares of common stock; (c) 14,490 shares of a new series of preferred stock, par value $0.001 per share, of the Company designated as Series B Noncumulative Preferred Stock (the “Series B Preferred Stock”), at a price per share of $4,100, each share of which is convertible into 1,000 shares of common stock, and all of which shares of Series B Preferred Stock represent the right (on an as converted basis) to receive approximately 14,490,000 shares of common stock; and (d) Issued Warrants, which are not exercisable for 180 days after closing of the July 2024 Capital Raise, affording the holder thereof the right, until the seven-year anniversary of the issuance of such Issued Warrant, to purchase for $5,125 per share, 22,239 shares of Series C non-voting, common-equivalent preferred stock (the “Series C NVCE Stock”).  Each share of Series C NVCE Stock is convertible into 1,000 shares of common stock, all of which shares of Series C NVCE Stock, upon issuance, will represent the right (on an as converted basis) to receive approximately 22,239,000 shares of common stock.  The investors are subject to a 180-day lock-up period with respect to the securities purchased.  Net proceeds from the July 2024 Capital Raise of $214.5 million, consisting of the $228 million gross proceeds less issuance costs of $13.5 million, were allocated amongst the newly issued equity instruments under the relative fair value method.  Under the relative fair value method, each equity instrument was allocated a portion of the net proceeds based on the proportion of its fair value to the sum of the fair values of all of the equity instruments covered in the allocation.

The terms of the Series A Preferred Stock, Series B Preferred Stock, and Series C NVCE Stock are more fully described in the respective Certificates of Designation, which were included as Exhibit 3.1, Exhibit 3.2, and Exhibit 3.3, respectively to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2024, and incorporated by reference therein.  The terms of the Issued Warrants are more fully described in the Issued Warrant, a form of which was included as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 9, 2024, and incorporated by reference therein.

On September 30, 2024, stockholders approved and adopted an amendment to the Company’s certificate of incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares, and also approved the issuance of shares of common stock in connection with the July 2024 Capital Raise pursuant to NYSE listing rules.  As a result of these approvals, all of the issued and outstanding shares of the Series B Preferred Stock automatically converted into shares of common stock as of the close of business on October 2, 2024, in accordance with the terms of the Certificate of Designation for the Series B Preferred Stock.  In addition, the quarterly non-cumulative cash dividend (annual rate of 13%) and liquidation preference rights of the Series A Preferred Stock cease to apply.  Shares of Series A Preferred Stock (a) are now entitled to receive dividends at the same time and on the same terms as shares of common stock in accordance with the Certificate of Designation for the Series A Preferred Stock, and

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

(b) rank as equal to shares of common stock in any liquidation of the Company.  Furthermore, the Company will not be required to issue any cash-settled warrants to the investors who participated in the July 2024 Capital Raise.  At September 30, 2024, there were no declared dividends outstanding with respect to the Series A and Series B Preferred Stock.

NOTE 14: EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock that would then share in earnings. Contracts to issue common stock include warrants, convertible preferred stock, stock options, restricted stock, and other contingent shares.  As the average common share price was above the $5.125 per share exercise price (on an as-converted basis) of the warrants, the warrants would have been included in the dilutive share count and diluted earnings per share as of September 30, 2024, if the Company had positive earnings for the period. The following table sets forth the Company’s unaudited earnings per share calculations for the three and nine months ended September 30:

	Three Months Ended		Three Months Ended
	September 30, 2024		September 30, 2023
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted
Net (loss) income	$(82,174)	$(82,174)	$2,180	$2,180
Weighted average basic common shares outstanding	66,992,701	66,992,701	56,443,539	56,443,539
Dilutive effect of options, restricted stock and contingent shares issuable		—		6,181
Diluted common shares outstanding		66,992,701		56,449,720
Net (loss) income per share	$(1.23)	$(1.23)	$0.04	$0.04

	Nine Months Ended		Nine Months Ended
	September 30, 2024		September 30, 2023
(dollars in thousands, except share and per share amounts)	Basic	Diluted	Basic	Diluted
Net (loss) income	$(78,296)	$(78,296)	$(201,612)	$(201,612)
Weighted average basic common shares outstanding	60,025,852	60,025,852	56,417,252	56,417,252
Dilutive effect of options, restricted stock and contingent shares issuable		—		—
Diluted common shares outstanding		60,025,852		56,417,252
Net (loss) income per share	$(1.30)	$(1.30)	$(3.57)	$(3.57)

Stock options for 22,550 shares of common stock were not considered in computing diluted earnings per common share for the three-month period ended September 30, 2023, as the average common share price was below the exercise price of the options outstanding.  Stock options for the 22,550 shares of common stock were not considered in computing diluted earnings per share for the nine-month period ended September 30, 2023 because they are antidilutive.  There were no stock options outstanding for the three and nine-month periods ended September 30, 2024.

NOTE 15: SEGMENT REPORTING

For the three and nine months ended September 30, 2024 and 2023, the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The reportable segments are determined by products and services offered and the corporate structure.  Business segment earnings before taxes are the primary measure of the segment’s performance as evaluated by management.  Business segment earnings before taxes include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations.  Allocations of corporate expenses, such as finance and accounting, data processing and human resources are calculated based on estimated activity or usage levels.  The management accounting

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

process measures the performance of the operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies.  If the management structures and/or the allocation process changes, allocations, transfers, and assignments may change.

In accordance with ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”,  the significant expenses shown in the tables below are those that are regularly provided to the chief operating decision maker (“CODM”) who regularly uses them, along with other information in assessing the segments’ performance and in decisions regarding the allocation of resources.  With respect to ASU 2023-07, the CODM for the Company is the Chief Executive Officer.  The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Three Months Ended September 30, 2024:
Interest income	$157,156	$—	$—	$157,156
Interest expense	106,317	—	1,720	108,037
Net interest income	50,839	—	(1,720)	49,119
Provision for credit losses	282	—	—	282
Noninterest income	4,598	7,704	(365)	11,937
LHFS LOCOM adjustment	(117,517)	—	—	(117,517)
Noninterest expense
Compensation and benefits	15,688	4,154	167	20,009
Customer service costs	18,954	—	—	18,954
Professional services and marketing costs	3,298	994	803	5,095
Other	15,266	621	280	16,167
(Loss) income before income taxes	(115,568)	1,935	(3,335)	(116,968)
Income tax (benefit) expense	(34,399)	551	(946)	(34,794)
Net (loss) income	$(81,169)	$1,384	$(2,389)	$(82,174)

Three Months Ended September 30, 2023:
Interest income	$144,765	$—	$—	$144,765
Interest expense	90,960	—	1,732	92,692
Net interest income	53,805	—	(1,732)	52,073
Provision (reversal) for credit losses	(2,015)	—	—	(2,015)
Noninterest income	4,557	7,522	(381)	11,698
Noninterest expense
Compensation and benefits	15,571	3,835	226	19,632
Customer service costs	24,683	—	—	24,683
Professional services and marketing costs	2,430	853	465	3,748
Other	15,303	574	266	16,143
Income (loss) before income taxes	2,390	2,260	(3,070)	1,580
Income tax (benefit) expense	(409)	659	(850)	(600)
Net income (loss)	$2,799	$1,601	$(2,220)	$2,180

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2024 - UNAUDITED

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Nine Months Ended September 30, 2024:
Interest income	$458,523	$—	$—	$458,523
Interest expense	322,059	—	5,130	327,189
Net interest income	136,464	—	(5,130)	131,334
Provision for credit losses	53	—	—	53
Noninterest income	16,522	22,843	(1,087)	38,278
LHFS LOCOM adjustment	(117,517)	—	—	(117,517)
Noninterest expense
Compensation and benefits	45,681	12,328	502	58,511
Customer service costs	45,796	—	—	45,796
Professional services and marketing costs	8,486	2,821	845	12,152
Other	47,084	1,980	940	50,004
(Loss) income before income taxes	(111,631)	5,714	(8,504)	(114,421)
Income tax expense (benefit)	(35,365)	1,632	(2,392)	(36,125)
Net (loss) income	$(76,266)	$4,082	$(6,112)	$(78,296)

Nine Months Ended September 30, 2023:
Interest income	$427,093	$—	$—	$427,093
Interest expense	261,948	—	5,333	267,281
Net interest income	165,145	—	(5,333)	159,812
Provision (reversal) for credit losses	(711)	—	—	(711)
Noninterest income	14,425	22,228	(1,178)	35,475
Noninterest expense
Goodwill impairment	215,252	—	—	215,252
Compensation and benefits	52,516	12,453	975	65,944
Customer service costs	60,402	—	—	60,402
Professional services and marketing costs	7,180	2,569	1,936	11,685
Other	40,234	1,922	871	43,027
(Loss) income before income taxes	(195,303)	5,284	(10,293)	(200,312)
Income tax expense (benefit)	2,672	1,552	(2,924)	1,300
Net (loss) income	$(197,975)	$3,732	$(7,369)	$(201,612)

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the three and nine months ended September 30, 2024 as compared to our results of operations in the three and nine months ended September 30, 2023; and our financial condition at September 30, 2024 as compared to our financial condition at December 31, 2023. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2023, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K which we filed with the SEC on February 28, 2024.

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

Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (collectively “tax benefits”) that we believe will be available to us to offset or reduce income taxes in future periods. Under applicable federal and state income tax laws and regulations, tax benefits related to tax loss carryforwards may expire if they cannot be used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset related to tax loss carryforwards to reduce income taxes in the future depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we were to conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then we would establish a valuation allowance to reduce the deferred tax asset on our balance sheet to the amount with respect to which we believe it is still more likely than not that we will be able to use to offset or reduce taxes in the future. The establishment of such a valuation allowance, or any change in an existing valuation allowance, would be effectuated through the provision for income taxes for the period in which such valuation allowance is established or changed.

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

Overview and Recent Developments

For the quarter ended September 30, 2024, the Company reported a net loss of $82.2 million, compared to net income of $3.1 million for the prior quarter and net income of $2.2 million for the quarter ended September 30, 2023.  In comparison to the prior quarter, current quarter results were impacted primarily by the recording of a $117.5 million Lower of Cost or Market (“LOCOM”) adjustment, resulting from the reclassification of a portion of the multifamily loan portfolio totaling $1.9 billion in principal balance from loans held for investment to loans held for sale.  Loans held for sale are accounted for at the lower of cost or fair value and as a result, the LOCOM adjustment, equating to 93.8% fair-value pricing, was recorded to earnings in the quarter.  The reclassification is intended to provide the Company with flexibility as it explores its options for securitizing or selling the loans and maximizing final execution pricing.  Offsetting the LOCOM adjustment, the Company reported an increase in net interest income after provision for credit losses of $4.2 million or 9.4% compared to the prior quarter, as increases in interest income earned on interest-earning assets offset relatively smaller increases in interest expense on interest-bearing liabilities.  Net interest income after provision for credit losses totaled $48.8 million for the quarter ended September 30, 2024, compared to $44.6 million for the prior quarter and $54.1 million for the quarter ended September 30, 2023.  Net interest margin (“NIM”) increased to 1.50%  for the quarter ended September 30, 2024, compared to 1.36% for the prior quarter.  For the quarter ended September 30, 2024 the Company recorded provision for credit losses of $282 thousand, compared to a reversal of provision of $806 thousand in the prior quarter.  The provision for credit losses recorded in the current quarter was a return to levels normally recorded following the prior quarter’s reversal.  The ACL related to loans held for investment totaled $29.3 million, relatively unchanged from the prior quarter.  The coverage ratio of ACL to total loans held for investment increased from 29 basis points in the prior quarter to 36 basis points in the current quarter.  The increase reflects certain adjustments made to the qualitative reserve which updated adjustments for the repricing and interest rate risks in the multifamily portfolio, the potential risk associated with substandard loans not impaired and potential impact of continued high interest rates on the business and retail loan portfolios.  Consideration for credit risk on the loans held for sale portfolio is considered in the fair value instead of the ACL.  Noninterest income, excluding the $117.5 million LOCOM adjustment, totaled $11.9 million for the quarter ended September 30, 2024, compared to $13.7 million for the prior quarter.  Noninterest expense totaled $60.2 million for the quarter ended September 30, 2024, compared to $55.6 million for the prior quarter. The Company recorded an income tax benefit of $34.8 million for the quarter ended September 30, 2024, compared to $421 thousand for the prior quarter.

At September 30, 2024, the Company had total assets of $13.4 billion, including $8.1 billion of loans held for investment, net of deferred fees and allowance for credit losses, $1.8 billion in loans held for sale, net of deferred fees, $1.1 billion of cash and cash equivalents, $1.3 billion in investment securities available-for-sale, and $0.7 billion in investment securities held-to-maturity.  This compares to total assets of $13.3 billion, including $10.1 billion of total loans held for investment, net of deferred fees and allowance for credit losses, $1.3 billion of cash and cash equivalents, $0.8 billion in investment securities held-to-maturity, and $0.7 billion in investment securities available-for-sale at December 31, 2023.  Cash and cash equivalents represented approximately 8.3% of total assets at September 30, 2024, compared to 10% of total assets at December 31, 2023.  For the nine-month period ended September 30, 2024, total assets increased $49.3 million or 0.4%, largely due to an increase in securities available-for-sale which increased $0.6 billion, resulting from $1.8 billion in new security purchases offset by $1.3 billion in sales and maturities, offset by decreases in total loans and other asset categories.

At September 30, 2024, the Company had total liabilities of $12.3 billion, including $10.3 billion in deposits, $1.7 billion in borrowings, and $173 million in subordinated debt.  This compares to total liabilities of $12.4 billion, including $10.7 billion in deposits, $1.4 billion in borrowings, and $173 million in subordinated debt at December 31, 2023.  For the nine-month period ended September 30, 2024, total liabilities decreased $95.1 million or 0.8%.  The decrease in total liabilities is due primarily to a $0.4 billion decrease in deposits, offset by a $0.3 billion increase in borrowings.  The decrease in deposits was the result of decreases in interest-bearing demand accounts and certificates of deposit, offset by increases in noninterest-bearing demand accounts and money market and savings accounts.  The increase in borrowings was primarily due to the addition of $500 million in FHLB advances offset by a $178 million paydown of Federal Reserve Bank advances.  Borrowings as a percentage of total assets equaled 12.6% at September 30, 2024, compared to 10.6% of total assets at December 31, 2023.  Our loan to deposit ratio was 95.9% as of September 30, 2024 compared to 95.2% as of December 31, 2023.

At September 30, 2024, the Company had total shareholders’ equity of $1.1 billion, compared to $925.3 million at December 31, 2023.  For the nine-month period ended September 30, 2024, total shareholders’ equity increased $144.5 million or 15.6%.  The increase in shareholders’ equity was largely due to the aforementioned July 2024 Capital Raise, which consisted of $228 million gross proceeds less $13.5 million in issuance costs, resulting in net proceeds of $214.5 million.  In addition, the Company reported an increase in accumulated other comprehensive income of $8.7 million for the nine-month period ended September 30, 2024, largely due to an increase in unrealized holding gains on available-for-sale investment securities, offset by an unrealized loss on the cash flow hedge during the period. The additional capital and increase in accumulated other comprehensive income were offset by the net loss of $78.3 million for the nine-months ended September 30, 2024, and by $1.1 million in fourth quarter 2023 and first quarter 2024 dividends paid to shareholders.

Results of Operations

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, gains on the sale of loans and investment securities available-for-sale, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of assets under management (“AUM”).

The following table shows key operating results for each of our business segments for the quarter ended September 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2024:
Interest income	$157,156	$—	$—	$157,156
Interest expense	106,317	—	1,720	108,037
Net interest income	50,839	—	(1,720)	49,119
Provision for credit losses	282	—	—	282
Noninterest income	4,598	7,704	(365)	11,937
LHFS LOCOM adjustment	(117,517)			(117,517)
Noninterest expense	53,206	5,769	1,250	60,225
(Loss) income before income taxes	(115,568)	1,935	(3,335)	(116,968)
Income tax (benefit) expense	(34,399)	551	(946)	(34,794)
Net (loss) income	$(81,169)	$1,384	$(2,389)	$(82,174)

2023:
Interest income	$144,765	$—	$—	$144,765
Interest expense	90,960	—	1,732	92,692
Net interest income	53,805	—	(1,732)	52,073
Provision (reversal) for credit losses	(2,015)	—	—	(2,015)
Noninterest income	4,557	7,522	(381)	11,698
Noninterest expense
Operating	57,987	5,262	957	64,206
Income (loss) before income taxes	2,390	2,260	(3,070)	1,580
Income tax (benefit) expense	(409)	659	(850)	(600)
Net income (loss)	$2,799	$1,601	$(2,220)	$2,180

Third Quarter of 2024 Compared to Third Quarter of 2023

Combined net loss for the third quarter of 2024 was $82.2 million, compared to net income of $2.2 million for the third quarter of 2023.  Combined net loss before income taxes for the third quarter of 2024 was $117.0 million, compared to combined net income before taxes of $1.6 million for the third quarter of 2023.  The $118.6 million decrease in combined net income before taxes from the year-ago quarter was primarily due to a decrease in net income before taxes in the Banking segment of $115.6 million, resulting primarily from the LHFS LOCOM adjustment of $117.5 million associated with the transfer of $1.9 billion in multifamily loans from loans held for investment to loans held for sale.  Net interest income decreased $3.0 million from the year-ago quarter.  Interest income increased $12.4 million or 8.6% from the year-ago quarter but was offset by an increase in interest expense of $15.3 million or 16.6% from the year-ago quarter.  Net interest income, noninterest income, and noninterest expense are discussed in more detail in the tables that follow.  The decrease in Wealth Management net income before taxes of $0.3 million was primarily due to a $0.5 million increase in noninterest expense, offset by an $0.2 million increase in noninterest income.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the estimated losses inherent in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us.  For the quarter ended September 30, 2024, we recorded a provision for credit losses of $0.3 million, compared to a reversal of provision expense of $2.0 million for the year-ago quarter.  The third quarter’s provision consisted primarily of additions to the ACL for the loans held for investment portfolio and unused commitments, offset slightly by a decrease in provision related to investment securities.  For the quarter ended September 30, 2024, we recorded net charge-offs of $0.3 million, or 0.01% of average loans on an annualized basis compared to $0.4 million, or 0.01% of average loans on an annualized basis in the year-ago quarter.

The following table shows key operating results for each of our business segments for the nine months ended September 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2024:
Interest income	$458,523	$—	$—	$458,523
Interest expense	322,059	—	5,130	327,189
Net interest income	136,464	—	(5,130)	131,334
Provision for credit losses	53	—	—	53
Noninterest income	16,522	22,843	(1,087)	38,278
LHFS LOCOM adjustment	(117,517)	—	—	(117,517)
Noninterest expense	147,047	17,129	2,287	166,463
(Loss) income before income taxes	(111,631)	5,714	(8,504)	(114,421)
Income tax (benefit) expense	(35,365)	1,632	(2,392)	(36,125)
Net (loss) income	$(76,266)	$4,082	$(6,112)	$(78,296)

2023:
Interest income	$427,093	$—	$—	$427,093
Interest expense	261,948	—	5,333	267,281
Net interest income	165,145	—	(5,333)	159,812
Provision (reversal) for credit losses	(711)	—	—	(711)
Noninterest income	14,425	22,228	(1,178)	35,475
Noninterest expense
Goodwill impairment	215,252	—	—	215,252
Operating	160,332	16,944	3,782	181,058
(Loss) income before income taxes	(195,303)	5,284	(10,293)	(200,312)
Income tax expense (benefit)	2,672	1,552	(2,924)	1,300
Net (loss) income	$(197,975)	$3,732	$(7,369)	$(201,612)

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Combined net loss for the nine months ended September 30, 2024 was $78.3 million, compared to a net loss of $201.6 million for the year-ago period.  Combined net loss before income taxes for the nine months ended September 30, 2024 was $114.4 million, compared to combined net loss before taxes of $200.3 million for the year-ago period.  The combined net losses in both periods were largely due to nonrecurring items, in particular the $117.5 million LOCOM adjustment in 2024, and the $215.3 million goodwill impairment charge in 2023.  Excluding these items, combined net income before taxes would have been $3.1 million for the nine months ended September 30, 2024, compared to $14.9 million for the year-ago period.  The $11.8 million decrease in adjusted combined net income before taxes from the year-ago period was primarily due to a decrease in net interest income of $28.5 million, offset by a $2.8 million increase in noninterest income and a $14.6 million decrease in noninterest expense.  The decrease in net interest income from the year-ago period was due to an increase in interest expense primarily due to increases in interest expense associated with deposits, offset by an increase in interest income.  Interest income increased $31.4 million or 7.4% from the year-ago period but was offset by an increase in interest expense of $59.9 million or 22.4% from the year-ago period.  Net interest income, noninterest income, and noninterest expense are discussed in more detail in the tables that follow.  The increase in Wealth Management net income before taxes of $0.4 million was primarily due to an increase in noninterest income of $0.6 million, offset by a $0.2 million increase in noninterest expense.

Provision for credit losses.  For the nine months ended September 30, 2024, we recorded a provision for credit losses of $53 thousand, compared to a reversal of provision expense of $0.7 million in the year-ago period.  At September 30, 2024, the allowance for credit losses on the loans held for investment portfolio totaled $29.3 million, compared to

$29.2 million at December 31, 2024.  The coverage ratio of ACL to total loans held for investment increased from 29 basis points in the prior quarter to 36 basis points in the current quarter.  The increase reflects certain adjustments made to the qualitative reserve which updated adjustments for the repricing and interest rate risks in the multifamily portfolio, the potential risk associated with substandard loans not impaired and potential impact of continued high interest rates on the business and retail loan portfolios.  For the nine-month period ended September 30, 2024, we recorded net charge-offs of $0.8 million, or 0.01% of average loans on an annualized basis compared to $2.5 million or 0.03% of average loans on an annualized basis in the year-ago period.

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

The following tables set forth information regarding (i) the total dollar amount of interest income from interest-earning assets and the resultant average yields on those assets; (ii) the total dollar amount of interest expense and the average rate of interest on our interest-bearing liabilities; (iii) net interest income; (iv) net interest rate spread; and (v) net interest margin for the three and nine months ended September 30:

	Three Months Ended September 30:
	2024			2023
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans, including LHFS	$10,055,865	$120,285	4.77%	$10,472,309	$124,363	4.73%
Securities AFS	1,278,765	17,199	5.38%	501,625	6,068	4.84%
Securities HTM	741,873	4,176	2.25%	805,370	4,532	2.25%
Cash, FHLB stock, and fed funds	1,127,688	15,496	5.47%	866,707	9,802	4.49%
Total interest-earning assets	13,204,191	157,156	4.75%	12,646,011	144,765	4.56%
Noninterest-earning assets:
Nonperforming assets	19,726			9,035
Other	251,248			249,021
Total assets	$13,475,165			$12,904,067
Interest-bearing liabilities:
Demand deposits	$2,073,259	$20,388	3.91%	$2,350,353	$22,240	3.75%
Money market and savings	3,527,161	35,850	4.04%	3,136,053	28,275	3.58%
Certificates of deposit	2,669,097	32,897	4.90%	2,926,119	34,299	4.65%
Total interest-bearing deposits	8,269,517	89,135	4.29%	8,412,525	84,814	4.00%
Borrowings	1,691,936	17,182	4.04%	587,205	6,158	4.16%
Subordinated debt	173,435	1,720	3.94%	173,372	1,720	3.94%
Total interest-bearing liabilities	10,134,888	108,037	4.24%	9,173,102	92,692	4.01%
Noninterest-bearing liabilities:
Demand deposits	2,124,562			2,676,340
Other liabilities	124,806			138,011
Total liabilities	12,384,256			11,987,453
Shareholders’ equity	1,090,909			916,614
Total liabilities and equity	$13,475,165			$12,904,067
Net Interest Income		$49,119			$52,073
Net Interest Rate Spread			0.51%			0.55%
Net Interest Margin			1.50%			1.66%

	Nine Months Ended September 30:
	2024			2023
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans, including LHFS	$10,084,178	$358,973	4.75%	$10,568,012	$368,477	4.65%
Securities AFS	1,160,394	46,187	5.31%	331,449	10,845	4.36%
Securities HTM	762,126	12,937	2.26%	828,952	13,418	2.16%
FHLB stock, fed funds and deposits	1,012,308	40,426	5.33%	1,038,722	34,353	4.42%
Total interest-earning assets	13,019,006	458,523	4.70%	12,767,135	427,093	4.47%
Noninterest-earning assets:
Nonperforming assets	17,822			14,341
Other	261,671			402,266
Total assets	$13,298,499			$13,183,742
Interest-bearing liabilities:
Demand deposits	$2,467,225	$74,328	4.02%	$2,384,829	$60,491	3.39%
Money market and savings	3,354,460	100,005	3.98%	3,131,660	75,323	3.22%
Certificates of deposit	2,746,876	100,682	4.90%	2,548,552	84,072	4.41%
Total interest-bearing deposits	8,568,561	275,015	4.29%	8,065,041	219,886	3.65%
Borrowings	1,541,682	47,044	4.08%	1,163,249	42,280	4.86%
Subordinated debt	173,419	5,130	3.95%	173,356	5,115	3.94%
Total interest-bearing liabilities	10,283,662	327,189	4.25%	9,401,646	267,281	3.80%
Noninterest-bearing liabilities:
Demand deposits	1,903,046			2,588,053
Other liabilities	131,742			134,791
Total liabilities	12,318,450			12,124,490
Shareholders’ equity	980,049			1,059,252
Total liabilities and equity	$13,298,499			$13,183,742
Net Interest Income		$131,334			$159,812
Net Interest Rate Spread			0.45%			0.67%
Net Interest Margin			1.34%			1.67%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the three and nine months ended September 30, 2024, as compared to the three and nine months ended September 30, 2023:

	Quarter Ended			Nine Months Ended
	September 30, 2024 vs. 2023			September 30, 2024 vs. 2023
	Increase (Decrease) due to			Increase (Decrease) due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans, including LHFS	$(5,112)	$1,034	$(4,078)	$(16,964)	$7,460	$(9,504)
Securities AFS	10,382	749	11,131	32,498	2,844	35,342
Securities HTM	(358)	2	(356)	(1,054)	573	(481)
Cash, FHLB stock, and fed funds	3,304	2,390	5,694	(863)	6,936	6,073
Total interest-earning assets	8,216	4,175	12,391	13,617	17,813	31,430
Interest paid on:
Demand deposits	(2,750)	898	(1,852)	2,211	11,626	13,837
Money market and savings	3,771	3,804	7,575	5,978	18,704	24,682
Certificates of deposit	(3,189)	1,787	(1,402)	6,925	9,685	16,610
Borrowings	11,206	(182)	11,024	12,321	(7,557)	4,764
Subordinated debt	—	—	—	7	8	15
Total interest-bearing liabilities	9,038	6,307	15,345	27,442	32,466	59,908
Net interest (expense) income	$(822)	$(2,132)	$(2,954)	$(13,825)	$(14,653)	$(28,478)

Net interest income was $49.1 million for the third quarter of 2024, compared to $54.1 million for the third quarter of 2023. The overall decrease in net interest income from the year-ago period was primarily driven by rates on interest-bearing liabilities increasing faster than rates on interest-earning assets, and average interest-bearing liability balances increasing more than those of average interest-earning assets.

Interest income increased to $157.2 million for the third quarter of 2024, compared to $144.8 million for the third quarter of 2023.  The increase in interest income was due to an increase in average yield earned on interest-earning assets, as well as an increase in average interest-earning asset balances.  Yields on interest-earning assets averaged 4.75% for the third quarter of 2024, compared to 4.56% for the third quarter of 2023, an increase of 19 basis points.  Average interest-earning asset balances increased 4.4% to $13.2 billion for the third quarter of 2024, compared to $12.6 billion for the third quarter of 2023.  Yields on the loan portfolio increased to 4.77% in the third quarter of 2024, compared to 4.73% for the third quarter of 2023, while average balances decreased to $10.1 billion for the third quarter of 2024, compared to average balances of $10.5 billion for the third quarter of 2023.  New loan fundings totaled $366 million at an average yield of 8.23% for the third quarter of 2024, compared to new loan fundings of $244.6 million at an average yield of 8.35% for the third quarter of 2023.  Yields on the combined AFS and HTM securities portfolio increased to 4.23% for the third quarter of 2024, compared to 3.24% for the third quarter of 2023, while combined average balances increased to $2.0 billion for the third quarter of 2024, compared to combined average balances of $1.3 billion for the third quarter of 2023.  The increase in combined average balances was due to the acquisition of higher-yielding and highly liquid AFS securities, primarily agency mortgage-backed securities.

Interest expense increased to $108.0 million for the third quarter of 2024, compared to $92.7 million for the third quarter of 2023.  The increase in interest expense was due to increases in both average interest-bearing liability balances as well as average rates paid on such balances.  Average interest-bearing liability balances, consisting of interest-bearing deposits, borrowings, and subordinated debt, increased 10.5% to $10.1 billion for the third quarter of 2024, compared to $9.2 billion for the third quarter of 2023. Rates on interest-bearing liability balances averaged 4.27% for the second quarter of 2024, compared to 3.97% for the second quarter of 2023.  Rates on interest-bearing liability balances increased primarily due to an increase in rates paid on interest-bearing deposits, which averaged 4.29% for the third quarter of 2024, compared to 4.00% for the third quarter of 2023, an increase of 29 basis points.  Rates on interest-bearing deposits increased from the year-ago period due to market competition for deposits which has driven rates paid to higher levels, as well as client migration from noninterest-bearing demand accounts to higher-rate money market, and higher-yielding savings accounts.

Average rates paid on borrowings decreased to 4.04% for the third quarter of 2024, compared to 4.16% for the third quarter of 2023, while average borrowings increased to $1.7 billion for the third quarter of 2024, compared to $0.6 billion for the third quarter of 2023.  Average borrowings increased as the Company locked-in lower-rate term borrowings and utilized the borrowings primarily to purchase higher-yielding, high-quality securities to improve the balance sheet’s rate profile and more efficiently enhance recurring revenue.

Net interest income was $131.3 million for the nine-month period ended September 30 2024, compared to $159.8 million for the year-ago period. The overall decrease in net interest income from the year-ago period was primarily driven by rates on interest-bearing liabilities increasing faster than rates on interest-earning assets, and average interest-bearing liability balances increasing at a higher rate than those of average interest-earning assets.

Interest income increased to $458.5 million for the nine-month period ended September 30, 2024, compared to $427.1 million for the year-ago period.  The increase in interest income was due to increases in both average interest-earning asset balances as well as average yield earned on such balances.  Average interest-earning asset balances increased 2.0% to $13.0 billion for the nine-month period ended September 30, 2024, compared to $12.8 billion for the year-ago period.  Yields on interest-earning assets increased to 4.70% for the nine-month period ended September 30, 2024, compared to 4.47% for the year-ago period, an increase of 23 basis points.  Yields on the loan portfolio increased to 4.75% for the nine-month period ended September 30, 2024, compared to 4.65% for the year-ago period, while average balances decreased to $10.1 billion for the nine-month period ended September 30, 2024, compared to average balances of $10.6 billion in the year-ago period.  New loan fundings totaled $1.2 billion at an average yield of 8.25% for the nine-month period ended September 30, 2024, compared to new loan fundings of $1.2 billion at an average yield of 7.79% for the year-ago period.  Yields on the combined AFS and HTM securities portfolio increased to 4.10% for the nine-month period ended September 30, 2024, compared to 2.79% for the year-ago period, while combined average balances increased to $1.9 billion for the nine-month period ended September 30, 2024, compared to combined average balances of $1.2 billion for the year-ago period.  The increase in combined average balances was due to the acquisition of higher-yielding and highly liquid AFS securities, primarily agency mortgage-backed securities.

Interest expense increased to $327.2 million for the nine-month period ended September 30, 2024, compared to $267.3 million for the year-ago period.  The increase in interest expense was due to increases in both average interest-bearing liability balances as well as average rates paid on such balances.  Average interest-bearing liability balances, consisting of interest-bearing deposits, borrowings, and subordinated debt, increased 9.6% to $10.3 billion for the nine-month period ended September 30, 2024, compared to $9.4 billion for the year-ago period.  Rates on interest-bearing liability balances averaged 4.25% for the nine-month period ended September 30, 2024, compared to 3.80% for the year-ago period.  Rates on interest-bearing liability balances increased primarily due to an increase in rates paid on interest-bearing deposits, which averaged 4.29% for the nine-month period ended September 30, 2024, compared to 3.65% for the year-ago period, an increase of 64 basis points.  Rates on interest-bearing deposits increased due to market competition for deposits which has driven rates paid to higher levels, as well as client migration from noninterest-bearing demand accounts to higher-rate money market and higher-yielding savings accounts. Average rates paid on borrowings decreased to 4.08% for the nine-month period ended September 30, 2024, compared to 4.86% for the year-ago period, while average borrowings increased to $1.5 billion for the nine-month period ended September 30, 2024, compared to $1.2 billion for the year-ago period.  Average rates paid on borrowings for the nine-month period ended September 30, 2024 decreased as the composition of borrowings changed from primarily higher-rate short-term FHLB advances in the nine-month period ended September 30, 2023 to predominately lower-rate FHLB putable advances during the nine-month period ended September 30, 2024.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, securities, and REO, and gains and losses from capital market activities, including those associated with changes in the valuation of the loans held for sale portfolio.  The following table provides a breakdown of noninterest income for Banking for the three and nine months ended September 30, 2024 and 2023:

(dollars in thousands)	2024	2023
Three Months Ended September 30:
Trust and consulting fees	$1,746	$1,577
Loan related fees	1,588	1,765
Deposit charges	425	502
Loss on sale of loans	(13)	—
LHFS LOCOM adjustment	(117,517)	—
Other	852	713
Total noninterest income	$(112,919)	$4,557

Nine Months Ended September 30:
Trust and consulting fees	$4,946	$5,305
Loan related fees	4,058	5,438
Deposit charges	1,355	1,530
Gain on sale of loans	665	—
Gain on sale of securities available-for-sale	1,204	—
Capital market activities	1,673	—
Loss on sale of assets	(391)	—
Gain on sale of REO	679	—
LHFS LOCOM adjustment	(117,517)	—
Other	2,333	2,152
Total noninterest income	$(100,995)	$14,425

Noninterest income in Banking was ($112.9) million for the third quarter of 2024, compared to $4.6 million for the third quarter of 2023. Noninterest income for the third quarter of 2024 includes a $117.5 million LHFS LOCOM adjustment associated with the transfer of $1.9 billion in multifamily loans from loans held for investment to loans held for sale during the quarter.  Excluding the LHFS LOCOM adjustment, noninterest income would have been $4.6 million for the third quarter of 2024, relatively unchanged from the year-ago period.  Noninterest income in Banking was ($101.0) million for the nine-month period ended September 30, 2024, compared to $14.4 million for the year-ago period.  Excluding the LHFS LOCOM adjustment, noninterest income would have been $16.5 million for the nine-month period ended September 30, 2024, an increase of $2.1 million from the year-ago period.  The $2.1 million increase in noninterest income was due primarily to gains on the sale of loans, securities available-for-sale, and REO totaling $2.5 million, $1.7 million in recognized gains associated with a cash-flow hedge which are classified as capital market activities, and $0.2 million increase in other noninterest income, offset by a $0.4 million decrease in trust and consulting fees, $1.4 million decrease in loan related fees, $0.4 million loss on sale of assets, and $0.2 million decrease in deposit charges.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the three and nine months ended September 30, 2024 and 2023:

(dollars in thousands)	2024	2023
Three Months Ended September 30:
Noninterest income	$7,704	$7,522

Nine Months Ended September 30:
Noninterest income	$22,843	$22,228

Noninterest income for Wealth Management was $7.7 million for the third quarter of 2024, compared to $7.5 million for the third quarter of 2023. The $0.2 million increase in noninterest income was due primarily to a $0.4 million increase in fees earned on AUM balances as average AUM balances earning fees increased from $5.2 billion per month for the third quarter of 2023 to $5.5 billion per month for the third quarter of 2024.  Noninterest income for Wealth Management was $22.8 million for the nine-month period ended September 30, 2024, compared to $22.2 million for the year-ago period.  The $0.6 million increase in noninterest income was due primarily to a $0.6 million increase in fees earned on AUM balances as average AUM balances earning fees increased from $5.2 billion per month for the nine-month period ended September 30, 2024 to $5.4 billion per month for the nine-month period ended September 30, 2024.

The following table summarizes the activity in our AUM for the periods indicated:

		Existing account
	Beginning	Additions/	New
(dollars in thousands)	Balance	Withdrawals	Accounts	Terminations	Performance	Ending balance
Three Months Ended September 30, 2024:
Fixed income	$1,758,090	$(16,651)	$11,084	$(47,521)	$15,218	$1,720,220
Equities	2,947,633	(111,577)	116,182	(106,825)	112,468	2,957,881
Cash and other	782,996	21,925	10,505	(33,459)	39,421	821,388
Total	$5,488,719	$(106,303)	$137,771	$(187,805)	$167,107	$5,499,489

Nine Months Ended September 30, 2024:
Fixed income	$1,849,056	$(73,125)	$40,968	$(67,388)	$(29,291)	$1,720,220
Equities	2,609,033	(67,931)	163,519	(136,085)	389,345	2,957,881
Cash and other	791,859	(38,810)	36,918	(45,732)	77,153	821,388
Total	$5,249,948	$(179,866)	$241,405	$(249,205)	$437,207	$5,499,489

Three Months Ended September 30, 2023:
Fixed income	$1,892,454	$(53,242)	$48,733	$(40,827)	$(39,274)	$1,807,844
Equities	2,673,182	(56,911)	26,205	(125,670)	(97,072)	2,419,734
Cash and other	753,327	54,790	1,981	(25,937)	11,150	795,311
Total	$5,318,963	$(55,363)	$76,919	$(192,434)	$(125,196)	$5,022,889

Nine Months Ended September 30, 2023:
Fixed income	$1,699,554	$87,816	$113,148	$(94,951)	$2,277	$1,807,844
Equities	2,383,268	(161,622)	69,937	(172,003)	300,154	2,419,734
Cash and other	902,455	(184,133)	57,283	(35,754)	55,460	795,311
Total	$4,985,277	$(257,939)	$240,368	$(302,708)	$357,891	$5,022,889

AUM balances were $5.5 billion at September 30, 2024, compared to $5.0 billion at September 30, 2023 and $5.2 billion at December 31, 2023.  The $250 million increase in AUM during the nine-month period ended September 30, 2024 was the net result of $241 million of new accounts, $437 million of performance gains, and terminations and net withdrawals of $429 million.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2024	2023	2024	2023
Three Months Ended September 30:
Compensation and benefits	$15,688	$15,571	$4,154	$3,835
Occupancy and depreciation	8,550	8,798	463	455
Professional services and marketing	3,298	2,430	994	853
Customer service costs	18,954	24,683	—	—
Other	6,716	6,505	158	119
Total noninterest expense	$53,206	$57,987	$5,769	$5,262

Nine Months Ended September 30:
Compensation and benefits	$45,681	$52,515	$12,328	$12,453
Occupancy and depreciation	25,662	25,901	1,446	1,430
Professional services and marketing	8,486	7,180	2,821	2,569
Customer service costs	45,796	60,402	—	—
Other	21,422	14,334	534	492
Total operating expense	147,047	160,332	17,129	16,944
Goodwill impairment	—	215,252	—	—
Total noninterest expense	$147,047	$375,584	$17,129	$16,944

Noninterest expense in Banking was $53.2 million for the third quarter of 2024, compared to $58.0 million for the third quarter of 2023.  The $4.8 million decrease in noninterest expense was largely due to the $5.7 million decrease in customer service costs, offset by a $0.9 million increase in professional services and marketing expense.  The decrease in customer service costs was due to a decrease in the average balances of depository accounts receiving earnings credits as well as a decrease in the average rates paid on such accounts.  The increase in professional services and marketing expense was largely due to professional services associated with prior quarters’ activities as well as the shareholder meeting following the July 2024 Capital Raise.

Noninterest expense in Wealth Management was $5.8 million for the third quarter of 2024, compared to $5.3 million for the third quarter of 2023.  The increase was due primarily to a $0.3 million increase in compensation and benefits expense, primarily due to higher commission expense.

Noninterest expense in Banking was $147.0 million for the nine-month period ended September 30, 2024, compared to $375.6 million for the year-ago period. The $228.6 million decrease in noninterest expense was largely due to the $215.3 million goodwill impairment charge recorded in June 2023.  Excluding this one-time charge, operating noninterest expense totaled $160.3 million for the nine-month period ended September 30, 2023.  The $13.3 million decrease in operating noninterest expense was largely due to a $14.6 million decrease in customer service costs, and a $6.8 million decrease in compensation and benefit costs, offset by a $7.1 million increase in other expense and a $1.3 million increase in professional services and marketing expense. The decrease in customer service costs was due to a decrease in the average balances of depository accounts receiving earnings credits as well as a decrease in the rates paid on such balances in the nine-month period ended September 30, 2024, compared to the year-ago period.  The decrease in compensation and benefit costs was primarily due to decreased staffing levels during the nine-month period ended September 30, 2024, compared to levels during the year-ago period.  Average Banking FTEs were 492.3 for the nine-month period ended September 30, 2024, compared to 551.2 for the year-ago period.  Staffing levels were reduced in the first and second quarters of 2023 and have remained at reduced levels due to efforts to maximize efficiency and contain costs.  The increase in other expense was due largely to a $6.2 million increase in FDIC insurance costs in the nine-month period ended September 30, 2024, compared to the year-ago period. The increase in professional services and marketing was largely attributable to increases in external accounting and information technology and infrastructure expenses.

Noninterest expense in Wealth Management was $17.1 million for the nine-month period ended September 30, 2024, compared to $17.0 million for the year-ago period. The $0.1 million increase in noninterest expense in Wealth Management was largely due to slight increase in professional services and marketing expense, offset by a slight decrease in compensation and benefits expense.  Average Wealth Management FTEs were 63.2 for the nine-month period ended September 30, 2024, compared to 66.2 for the year-ago period.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
September 30, 2024:
Cash and cash equivalents	$1,106,166	$19,262	$(19,006)	$1,106,422
Securities AFS, net	1,306,120	—	—	1,306,120
Securities HTM	734,863	—	—	734,863
Loans held for sale	1,788,395	—	—	1,788,395
Loans held for investment, net	8,059,563	—	—	8,059,563
Investment in FHLB stock	37,810	—	—	37,810
Accrued interest receivable	53,766	—	—	53,766
Deferred taxes	63,243	128	1,760	65,131
Premises and equipment	36,294	175	136	36,605
Real estate owned ("REO")	6,210	—	—	6,210
Bank owned life insurance	49,650	—	—	49,650
Core deposit intangibles	3,888	—	—	3,888
Other assets	100,509	529	27,100	128,138
Total assets	$13,346,477	$20,094	$9,990	$13,376,561

Deposits	$10,333,098	$—	$(28,494)	$10,304,604
Borrowings	1,691,453	—	—	1,691,453
Subordinated debt	—	—	173,444	173,444
Derivative liabilities	5,124	—	—	5,124
Intercompany balances	2,166	1,004	(3,170)	—
Accounts payable and other liabilities	111,717	2,441	17,981	132,139
Shareholders’ equity	1,202,919	16,649	(149,771)	1,069,797
Total liabilities and equity	$13,346,477	$20,094	$9,990	$13,376,561

December 31, 2023:
Cash and cash equivalents	$1,326,237	$4,746	$(4,354)	$1,326,629
Securities AFS, net	703,226	—	—	703,226
Securities HTM	789,578	—	—	789,578
Loans held for investment, net	10,148,597	—	—	10,148,597
Investment in FHLB stock	24,613	—	—	24,613
Accrued interest receivable	54,163	—	—	54,163
Deferred taxes	26,917	183	2,042	29,142
Premises and equipment	39,639	150	136	39,925
Real estate owned ("REO")	8,381	—	—	8,381
Bank owned life insurance	48,653			48,653
Core deposit intangibles	4,948	—	—	4,948
Other assets	123,652	533	25,208	149,393
Total assets	$13,298,604	$5,612	$23,032	$13,327,248

Deposits	$10,708,549	$—	$(19,617)	$10,688,932
Borrowings	1,409,056	—	—	1,409,056
Subordinated debt	—	—	173,397	173,397
Intercompany balances	2,604	(9,079)	6,475	—
Accounts payable and other liabilities	108,434	2,196	19,890	130,520
Shareholders’ equity	1,069,961	12,495	(157,113)	925,343
Total liabilities and equity	$13,298,604	$5,612	$23,032	$13,327,248

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets.

During the nine-month period ended September 30, 2024, total assets increased by $49.3 million primarily due to increases in investment securities, offset by a decrease in cash and cash equivalents and total loans.  During the nine-month period ended September 30, 2024, total liabilities decreased by $95.1 million, primarily due to a decrease in deposits, offset by an increase in borrowings.  During the nine-month period ended September 30, 2024, total shareholders’ equity increased $144.5 million primarily due to net proceeds of $214.5 million received from the July 2024 Capital Raise and $8.7 million increase in accumulated other comprehensive income largely due to an increase in unrealized holding gains on available-for-sale securities, offset by net loss of $78.3 million and a $1.1 million fourth quarter 2023 and first quarter 2024 dividends paid to shareholders.

For additional information on the changes in total assets, liabilities, and shareholders’ equity, see “Overview and Recent Developments” within this Item 2.

Cash and cash equivalents. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, decreased by $220.2 million at September 30, 2024, compared to December 31, 2023.  Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding including deposits and borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
September 30, 2024:
Collateralized mortgage obligations	$11,251	$26	$(959)	$—	$10,318
Agency mortgage-backed securities	1,094,633	13,966	(262)	—	1,108,337
Municipal bonds	49,174	—	(2,375)	—	46,799
SBA securities	9,688	5	(66)	—	9,627
Beneficial interests in FHLMC securitization	13,758	21	(333)	(6,478)	6,968
Corporate bonds	133,786	—	(10,168)	(821)	122,797
U.S. Treasury	1,299	—	(25)	—	1,274
Total	$1,313,589	$14,018	$(14,188)	$(7,299)	$1,306,120

December 31, 2023:
Collateralized mortgage obligations	$8,946	$—	$(1,341)	$—	$7,605
Agency mortgage-backed securities	106,733	1,028	(414)	—	107,347
Municipal bonds	49,473	—	(3,037)	—	46,436
SBA securities	13,631	2	(106)	—	13,527
Beneficial interest in FHLMC securitization	14,473	4	(418)	(6,818)	7,241
Corporate bonds	138,858	—	(15,176)	(1,402)	122,280
U.S. Treasury	399,375	—	(585)	—	398,790
Total	$731,489	$1,034	$(21,077)	$(8,220)	$703,226

Excluding allowance for credit losses, the increase in AFS securities in the nine-month period ended September 30, 2024, was due primarily to the purchase of $1.8 billion in securities, offset by sales and maturities of $1.3 billion.  The $1.8 billion in securities purchased consisted of $1.2 billion in agency mortgage-backed securities and $0.5 billion in U.S. treasury securities.  The $1.3 billion in sales and maturities consisted of $0.9 billion in U.S. Treasury securities and $0.3 billion in agency mortgage-backed securities.  During the nine-month period ended September 30, 2024, the net unrealized loss position of the portfolio improved from $20.0 million in net unrealized losses as of December 31, 2023, to $170 thousand as of September 30, 2024.  The decrease in net unrealized loss position of the portfolio was largely driven by the fall in the 10-year Treasury yield which is the benchmark that agency mortgage-backed securities follow.  The 10-year Treasury yield fell 29 basis points to 3.73% as of September 30, 2024, from 4.02% as of December 31, 2023.

Securities held to maturity. The following table provides a summary of the Company’s HTM securities portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
September 30, 2024:
Agency mortgage-backed securities	$734,863	$—	$(59,095)	$—	$675,768
Total	$734,863	$—	$(59,095)	$—	$675,768

December 31, 2023:
Agency mortgage-backed securities	$789,578	$1	$(79,558)	$—	$710,021
Total	$789,578	$1	$(79,558)	$—	$710,021

The decrease in HTM securities in the nine-month period ended September 30, 2024, was due to principal payments received.  There were no purchases of investment securities or other additions to the portfolio during the nine-month period ended September 30, 2024.  During the nine-month period ended September 30, 2024, the net unrealized loss position of the portfolio improved from $79.6 million in net unrealized losses as of December 31, 2023, to $59.1 million as of September 30, 2024.  The decrease in net unrealized loss position of the portfolio was largely driven by the fall in the 10-year Treasury yield which is the benchmark that agency mortgage-backed securities follow.  The 10-year Treasury yield fell 29 basis points to 3.73% as of September 30, 2024, from 4.02% as of December 31, 2023.

The scheduled maturities of securities AFS, and the related weighted average yields, were as follows, as of September 30, 2024:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
Amortized Cost:
Collateralized mortgage obligations	$—	$277	$171	$10,803	$11,251
Agency mortgage-backed securities	102	3,238	—	1,091,293	1,094,633
Municipal bonds	500	15,318	31,118	2,238	49,174
SBA securities	—	474	414	8,800	9,688
Beneficial interests in FHLMC securitization	3,130	4,809	—	5,819	13,758
Corporate bonds	—	61,957	66,304	5,525	133,786
U.S. Treasury	799	500	—	—	1,299
Total	$4,531	$86,573	$98,007	$1,124,478	$1,313,589
Weighted average yield	0.82%	5.98%	3.01%	5.49%	5.32%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$261	$166	$9,891	$10,318
Agency mortgage-backed securities	101	3,137	—	1,105,098	1,108,336
Municipal bonds	500	14,900	29,520	1,879	46,799
SBA securities	—	472	414	8,741	9,627
Beneficial interests in FHLMC securitization	3,130	4,809	—	5,507	13,446
Corporate bonds	—	59,121	60,165	4,332	123,618
U.S. Treasury	796	479	—	—	1,275
Total	$4,527	$83,179	$90,265	$1,135,448	$1,313,419

The scheduled maturities of securities HTM, and the related weighted average yields were as follows, as of September 30, 2024:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
September 30, 2024
Amortized Cost:
Agency mortgage-backed securities	$—	$4,949	$9,364	$720,550	$734,863
Total	$—	$4,949	$9,364	$720,550	$734,863
Weighted average yield	—%	0.95%	1.54%	2.32%	2.30%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$4,705	$8,744	$662,319	$675,768
Total	$—	$4,705	$8,744	$662,319	$675,768

See Note 3: Securities of the notes to the consolidated financial statements for additional information on our investment securities portfolio.

Loans. The following table sets forth our loans held for investment, by loan category, as of:

	September 30, 2024		December 31, 2023

		Percentage of		Percentage of
(dollars in thousands)	Amount	Total Loans	Amount	Total Loans
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$3,322,471	41.1%	$5,227,885	51.5%
Single family	889,616	11.0%	950,712	9.4%
Total real estate loans secured by residential properties	4,212,087	52.1%	6,178,597	60.8%
Commercial properties	952,700	11.8%	987,596	9.7%
Land and construction	80,307	1.0%	137,298	1.4%
Total real estate loans	5,245,094	64.9%	7,303,491	71.9%
Commercial and industrial loans	2,837,830	35.1%	2,856,228	28.1%
Consumer loans	832	0.0%	1,328	0.0%
Total loans	8,083,756	100.0%	10,161,047	100.0%
Premiums, discounts and deferred fees and expenses	5,107		16,755
Total	$8,088,863		$10,177,802

In August 2024, a portion of the Company’s multifamily portfolio totaling $1.9 billion in principal balance was reclassified from loans held for investment to loans held for sale.  Loans held for sale, net of deferred fees, are accounted for at the lower of amortized cost or fair value and totaled $1.8 billion as of September 30, 2024, and consisted entirely of multifamily loans.  As of September 30, 2024, none of the loans transferred have been sold.

Total loans (including loans held for sale) decreased by $300.5 million at September 30, 2024 compared to December 31, 2023, largely due to loan fundings totaling $1.2 billion, offset by loan payments and payoffs of $1.4 billion, and the $0.1 billion LHFS LOCOM adjustment resulting from the transfer of the multifamily loans from held for investment to held for sale during the nine-month period ended September 30, 2024.

At September 30, 2024, average current loan-to-value (“LTV”) ratios for all multifamily loans (including those included in loans held for sale) and single-family residential loans were 53.2% and 54.2%, respectively.  At December 31,

2023, average current LTV ratios for the multifamily and single-family residential loans were 54.9% and 54.3%, respectively.

At September 30, 2024, $953 million of the loan portfolio consisted of loans secured by commercial real estate properties, consisting of non-owner occupied and owner-occupied loans, respectively.  Non-owner-occupied CRE loans totaled approximately $594 million and consisted of a diversified mix of retail, office, hospitality, industrial, medical, and other real estate loans.  At September 30, 2024, the average current LTV ratio for the non-owner occupied CRE portfolio was 48.5%.  At December 31, 2023, the average current LTV ratio for the non-owner occupied CRE portfolio was 46.9%.

At September 30, 2024, $2.8 billion of the loan portfolio consisted of commercial and industrial (“C&I”) loans consisting of commercial business lines of credit ($1.2 billion), municipal financing loans ($1.0 billion), commercial business term loans ($0.5 billion) and equipment finance loans ($0.1 billion).

The loan portfolio is largely concentrated in the geographic markets in which we operate.  As of September 30, 2024, approximately 85.9% of the loans in our portfolio were made to borrowers who live and/or conduct business in California (72.8%), Florida (8.0%), Texas (4.0%), and Nevada (1.1%).

See Note 4: Loans of the notes to the consolidated financial statements for additional information on our loan portfolio.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	September 30, 2024		December 31, 2023
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$2,136,442	—	$1,467,806	—
Interest-bearing	1,999,229	3.66%	2,881,786	2.94%
Money market and savings	3,543,668	3.93%	3,195,670	3.81%
Certificates of deposit	2,625,265	4.77%	3,143,670	4.87%
Total	$10,304,604	3.28%	$10,688,932	3.36%

Total deposits decreased by approximately $384 million to $10.3 billion at September 30, 2024, compared to $10.7 billion at December 31, 2023.  During the nine-month period ended September 30, 2024, our deposit rates have moved in a manner consistent with overall deposit market rates.  The weighted average rate of our interest-bearing demand deposits increased from 2.94% at December 31, 2023, to 3.66% at September 30, 2024.  The weighted average rate of our money market and savings deposits increased from 3.81% at December 31, 2023, to 3.93% at September 30, 2024.  These increases were offset by a decrease in the weighted average rate of certificates of deposit from 4.87% at December 31, 2023 to 4.77% at September 30, 2024.

The Bank may utilize brokered deposits as a source of funding and as a component of its overall liquidity management process. The Bank held brokered deposits totaling $3.7 billion and $4.2 billion at September 30, 2024 and December 31, 2023, respectively including insured cash sweep (“ICS”) accounts totaling $1.0 billion and $1.4 billion at September 30, 2024 and December 31, 2023, respectively which are classified as brokered deposit accounts for regulatory reporting purposes.  The weighted average rates paid on non-ICS and ICS brokered deposit balances were 4.10% and 2.19%, respectively for accounts held at September 30, 2024.  The weighted average rates paid on non-ICS and ICS brokered deposit balances were 4.35% and 3.53%, respectively for accounts held at December 31, 2023.

Large depositor relationships, consisting of deposit relationships which exceed 2% of total deposits, accounted for, in the aggregate, 17.6% and 12.5% of our total deposits as of September 30, 2024 and December 31, 2023, respectively.  The composition of our large depositor relationships continues to include clients which have maintained long-term depository relationships with us.

The deposits held by the Bank are insured by the FDIC Deposit Insurance Fund up to applicable limits. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions, and credit unions to $250,000 per depositor.  Insured and collateralized deposits comprised approximately 85% of total deposits at September 30, 2024.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

	September 30, 2024	December 31, 2023

(dollars in thousands)	Amount	Amount
Uninsured deposits	$2,247,579	$2,662,405

The following table sets forth the maturity distribution of certificates of deposit as of September 30, 2024:

		Over Three	Over Six
	Three Months	Months Through	Months Through	Over
Large Denomination Certificates of Deposit Maturity Distribution	or Less	Six Months	Twelve Months	Twelve Months	Total
Certificates of deposit of $250,000 or less	$332,166	$416,137	$531,035	$1,136,755	$2,416,093
Certificates of deposit of more than $250,000	60,095	75,036	63,479	10,562	209,172
Total	$392,261	$491,173	$594,514	$1,147,317	$2,625,265

Borrowings.  At September 30, 2024, our borrowings consisted of $1 billion in FHLB putable advances at the Bank, $400 million of FHLB term advances at the Bank, $267 million in term advances from the Federal Reserve Bank, and $25 million in repurchase agreements at the Bank.  At December 31, 2023, our borrowings consisted of $800 million in FHLB putable advances at the Bank, $100 million of FHLB term advances at the Bank, $160 million in overnight advances and $285 million in term advances from the Federal Reserve Bank, and $64 million in repurchase agreements at the Bank.

The average balance of borrowings and the weighted average interest rate on such borrowings were $1.5 billion and 4.08%, respectively for the nine-month period ended September 30, 2024. The average balance of borrowings and the weighted average interest rate on such borrowings were $1.2 billion and 4.67%, respectively for the year ended December 31, 2023.   At September 30, 2024, total borrowings represented 12.6% of total assets, compared to 10.6% at December 31, 2023.

As of September 30, 2024, our unused borrowing capacity was $3.0 billion, which consisted of $2.0 billion in available lines of credit with the FHLB, $823 million in available borrowing capacity with the Federal Reserve Bank, $240 million in borrowing capacity through unsecured federal funds lines with six correspondent financial institutions, and $20 million in available borrowing capacity through a line of credit arrangement that our holding company maintains with an unaffiliated lender.  For additional information about borrowings, see Note 10: Borrowings to the consolidated financial statements.

Subordinated debt.  At September 30, 2024 and December 31, 2023, FFI had two issuances of subordinated notes with an aggregate carrying value of $173 million.  For additional information about subordinated debt, see Note 11: Subordinated Debt to the consolidated financial statements.

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

			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
September 30, 2024:
Real estate loans:
Residential properties	$1,887	$—	$—	$20,357	$22,244	$4,198,803	$4,221,047
Commercial properties	9,046	—	—	9,145	18,191	933,976	952,167
Land and construction	—	—	—	—	—	80,153	80,153
Commercial and industrial loans	8,088	10,138	—	8,704	26,930	2,807,701	2,834,631
Consumer loans	—	—	—	—	—	865	865
Total	$19,021	$10,138	$—	$38,206	$67,365	$8,021,498	$8,088,863
Percentage of total loans	0.24%	0.13%	—%	0.47%	0.83%

December 31, 2023:
Real estate loans:
Residential properties	$93	$416	$—	$112	$621	$6,196,923	$6,197,544
Commercial properties	27,403	403	1,730	2,915	32,451	954,321	986,772
Land and construction	—	—	—	—	—	136,827	136,827
Commercial and industrial loans	525	88	—	8,804	9,417	2,845,845	2,855,262
Consumer loans	—	—	—	—	—	1,397	1,397
Total	$28,021	$907	$1,730	$11,831	$42,489	$10,135,313	$10,177,802
Percentage of total loans	0.28%	0.01%	0.02%	0.12%	0.42%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
September 30, 2024
Real estate loans:
Residential properties	$883	$19,474
Commercial properties	9,145	—
Commercial and industrial loans	8,704	—
Consumer loans	—	—
Total	$18,732	$19,474

December 31, 2023
Real estate loans:
Residential properties	$—	$112
Commercial properties	—	2,915
Commercial and industrial loans	7,406	1,398
Total	$7,406	$4,425

The $24.9 million increase in total past due and nonaccrual loans from $42.5 million at December 31, 2023 to $67.4 million at September 30, 2024 was largely due to two residential loans totaling $19.2 million to the same high net worth individual, both of which are well secured by the borrower’s net worth and value of the collateral.  The loan delinquency on one of these loans was cured shortly after September 30, 2024, and the other loan’s delinquency is expected to be cured during the next quarter, therefore no specific provision was deemed necessary, however adjustments to the qualitative factors within the CECL model were made to reflect the increase in past due and nonaccrual loans.

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans held for investment for the periods indicated:

		Provision
	Beginning	(Reversal) for			Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended September 30, 2024:
Real estate loans:
Residential properties	$9,013	$(2,010)	$—	$—	$7,003
Commercial properties	6,086	493	—	—	6,579
Land and construction	77	(17)	—	—	60
Commercial and industrial loans	14,104	1,809	(341)	80	15,652
Consumer loans	15	14	(23)	—	6
Total	$29,295	$289	$(364)	$80	$29,300

Nine months ended September 30, 2024:
Real estate loans:
Residential properties	$9,921	$(2,918)	$—	$—	$7,003
Commercial properties	4,148	2,431	—	—	6,579
Land and construction	332	(272)	—	—	60
Commercial and industrial loans	14,796	1,676	(1,203)	383	15,652
Consumer loans	8	20	(23)	1	6
Total	$29,205	$937	$(1,226)	$384	$29,300

Three months ended September 30, 2023:
Real estate loans:
Residential properties	$8,234	$140	$—	$—	$8,374
Commercial properties	5,253	(979)	—	—	4,274
Land and construction	287	(13)	—	—	274
Commercial and industrial loans	17,690	(1,070)	(1,183)	814	16,251
Consumer loans	21	—	—	1	22
Total	$31,485	$(1,922)	$(1,183)	$815	$29,195

Nine months ended September 30, 2023:
Real estate loans:
Residential properties	$8,306	$68	$—	$—	$8,374
Commercial properties	8,714	(4,191)	(249)	—	4,274
Land and construction	164	110	—	—	274
Commercial and industrial loans	16,521	2,019	(4,022)	1,733	16,251
Consumer loans	26	(4)	(2)	2	22
Total	$33,731	$(1,998)	$(4,273)	$1,735	$29,195

Our ACL for loans held for investment totaled $29.3 million as of September 30, 2024, compared to $29.2 million as of September 30, 2023, and $29.2 million as of December 31, 2023.  Our ACL for loans held for investment represented

0.36% of total loans held for investment outstanding as of September 30, 2024, 0.28% of total loans held for investment outstanding as of September 30, 2023, and 0.29% of total loans held for investment outstanding at December 31, 2023.  Activity for the nine-month period ended September 30, 2024 included a provision for credit losses of $0.9 million, charge-offs of $1.2 million, and recoveries of $0.4 million.

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

Liquidity

Liquidity management focuses on our ability to generate, on a timely and cost-effective basis, cash sufficient to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses.  Liquidity management also includes the ability to manage unplanned decreases or changes in funding sources, as well as abnormal and unexpected needs.  To meet such abnormal and unexpected needs, lines of credit are maintained with the FHLB, the Federal Reserve Bank, and correspondent banks.  Liquidity management is both a daily and long-term function of funds management.  Liquidity management takes into consideration liquid assets, which includes: cash and cash equivalents; unencumbered eligible investment securities; and investment securities pledged under the Federal Reserve Bank’s discount window and BTFP programs which can be drawn at-will.  Liquidity management also takes into consideration available liquidity sources such as available unused funds from both the FHLB and Federal Reserve Bank credit lines.  The Bank’s Federal Reserve Bank credit line is secured by pledged collateral in the form of qualifying loans and investment securities.  As of September 30, 2024, the Bank had secured unused borrowing capacity of $823 million under this agreement.  The Bank’s unused borrowing capacity with the FHLB as of September 30, 2024 was $2.0 billion.  The Bank had a total of $240 million in unused borrowing capacity available through its correspondent bank lines of credit as of September 30, 2024.

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, proceeds from borrowings, and sales of FFI common stock. The remaining balances of the Bank’s lines of credit available to draw down totaled $3.0 billion at September 30, 2024.

We believe our liquid assets and available liquidity sources are sufficient to meet current funding needs and that we have the ability to manage unplanned decreases or changes in funding sources, as well as abnormal and unexpected needs.  We regularly monitor liquidity to ensure levels are in compliance with minimum requirements established by our Board of Directors.  As of September 30, 2024, our available liquidity ratio was 49.1%, which is above our minimum policy requirement of 25%.  We regularly model liquidity stress scenarios to ensure that adequate liquidity is available, and have contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

Cash Flows Provided by Operating Activities. During the nine-month period ended September 30, 2024, operating activities provided net cash of $12.3 million.  Changes in accrued interest receivable and other assets as well as changes in accounts payable and other liabilities accounted for most of the cash flows provided by operating activities.

Cash Flows Used in Investing Activities.  During the nine-month period ended September 30, 2024, investing activities used net cash of $343.8 million, primarily due to $515.7 million in purchases of securities, net of sales and maturities, offset by a $173.7 million net decrease in loans.

Cash Flows Provided by Financing Activities. During the nine-month period ended September 30, 2024, financing activities provided net cash of $111.3 million, consisting primarily of a net increase of $321.6 million in FHLB and FRB advances, and $214.5 million in net proceeds received from the July 2024 Capital Raise, offset by a decrease of $384.3 million in deposits, and a decrease of $39.2 million in repurchase agreements.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2024 and December 31, 2023, the loan-to-deposit ratios at FFB were 95.9%, and 95.2%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of September 30, 2024:

(dollars in thousands)
Commitments to fund under existing loans, lines of credit	$1,095,155
Commitments under standby letters of credit	38,471

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of September 30, 2024, FFB was obligated on $10 million of letters of credit to the FHLB which were being used as collateral for public fund deposits.

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

The following table sets forth the interest-earning assets and interest-bearing liabilities on the basis of when they reprice or mature as of September 30, 2024:

	Less than	From 1 to	From 3 to
(dollars in thousands)	1 year	3 Years	5 Years	Over 5 Years	Total
Interest-earnings assets:
Cash equivalents	$1,106,172	$—	$—	$—	$1,106,172
Securities, FHLB stock	647,327	387,967	253,333	751,353	2,039,980
Loans, including LHFS	4,489,482	3,327,389	1,111,806	747,402	9,676,079
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	(2,204,141)	(708,265)	(125,856)	(27,650)	(3,065,912)
Money market and savings	(2,235,933)	(1,090,662)	(179,920)	(37,672)	(3,544,187)
Certificates of deposit	(1,516,783)	(909,126)	(371,584)	(4)	(2,797,497)
Borrowings	(291,452)	(300,000)	(1,100,000)	—	(1,691,452)
Net: Current Period	$(5,328)	$707,303	$(412,221)	$1,433,429	$1,723,183
Net: Cumulative	$(5,328)	$701,975	$289,754	$1,723,183

The cumulative positive total of $1.7 billion reflects the funding provided by noninterest-bearing deposits and equity. Because we had a $5 million net negative position at September 30, 2024 for the repricing period of less than one year, the result of this analysis indicates that we would be adversely impacted by a short-term increase in interest rates and would be similarly positively impacted from a short-term decrease in interest rates.

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

The NII simulation is used to measure and evaluate potential changes in our net interest income resulting from changes in interest rates.  The model measures the impact over a range of instantaneous shocks in 100 basis points increments to our net interest income over a 12-months forecast period.  The Board-approved limits on NII sensitivity and the actual computed changes to our NII based on the +/- 100 and +/- 200 basis points hypothetical interest rate scenarios as of September 30, 2024 are shown below:

	Estimated Increase
	(Decrease) in Net
Assumed Instantaneous Change in Interest Rates	Interest Income	Board Limits
+ 100 basis points	(5.92)%	(20.00)%
+ 200 basis points	(14.12)%	(25.00)%
- 100 basis points	0.98%	(10.00)%
- 200 basis points	1.92%	(20.00)%

The modeled one-year NII results indicate that the Bank is more earnings sensitive in the rising rate shock scenarios of 100 through 200 basis points.  The NII modeled results above are in compliance with the IRR limits.

The EVE measures the sensitivity of our market value equity to simultaneous changes in interest rates.  EVE is derived by subtracting the economic value of the Bank’s liabilities from the economic value of its assets, assuming current and hypothetical interest rate environments.  EVE is based on all of the future cash flows expected to be generated by the Bank’s current balance sheet, discounted to derive the economic value of the Bank’s assets and liabilities.  These cash flows may change depending on the assumed interest rate environment and the resulting changes in other assumptions, such as prepayment speeds.  The Bank has established IRR limits which specify the maximum EVE sensitivity allowed under current interest rates and for a range of hypothetical interest rate scenarios each in 100 basis point increments.  The hypothetical scenarios are represented by immediate, permanent, parallel movements in the term structure of interest rates.  The Board-approved limits on EVE sensitivity and the actual computed changes to our EVE based on the +/- 100 and +/- 200 basis points hypothetical interest rate scenarios as of September 30, 2024 are shown below:

	Estimated Increase
	(Decrease)
	in Economic
Assumed Instantaneous Change in Interest Rates	Value of Equity	Board Limits
+ 100 basis points	1.53%	(15.00)%
+ 200 basis points	0.14%	(25.00)%
- 100 basis points	(6.56)%	(15.00)%
- 200 basis points	(13.42)%	(20.00)%

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
September 30, 2024:
Common equity tier 1 ratio	$896,254	10.31%	$391,055	4.50%
Leverage ratio	1,026,506	7.64%	537,589	4.00%
Tier 1 risk-based capital ratio	8,690,105	11.81%	521,406	6.00%
Total risk-based capital ratio	8,690,105	14.21%	695,208	8.00%

December 31, 2023:
Common equity tier 1 ratio	$931,272	10.02%	$418,142	4.50%
Leverage ratio	931,272	7.20%	517,033	4.00%
Tier 1 risk-based capital ratio	931,272	10.02%	557,523	6.00%
Total risk-based capital ratio	1,140,312	12.27%	743,363	8.00%

FFB
September 30, 2024:
Common equity tier 1 ratio	$1,160,564	13.41%	$389,497	4.50%	$562,606	6.50%
Leverage ratio	1,160,564	8.65%	536,475	4.00%	670,594	5.00%
Tier 1 risk-based capital ratio	1,160,564	13.41%	519,329	6.00%	692,438	8.00%
Total risk-based capital ratio	1,195,624	13.81%	692,438	8.00%	865,548	10.00%

December 31, 2023:
Common equity tier 1 ratio	$1,076,337	11.62%	$416,684	4.50%	$601,877	6.50%
Leverage ratio	1,076,337	8.35%	515,753	4.00%	644,691	5.00%
Tier 1 risk-based capital ratio	1,076,337	11.62%	555,579	6.00%	740,772	8.00%
Total risk-based capital ratio	1,111,979	12.01%	740,772	8.00%	925,965	10.00%

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

As of September 30, 2024, the amount of capital at FFB in excess of amounts required to be well capitalized for purposes of the prompt corrective action regulations was $598 million for the common equity tier 1 ratio, $490 million for the leverage ratio, $468 million for the tier 1 risk-based capital ratio and $330 million for the total risk-based capital ratio.

The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of EBITDA for the same twelve-month period. The Board of Directors did not declare a cash dividend during the three months ended September 30, 2024, and June 30, 2024, respectively and declared a cash dividend of $0.01 per share during the three months ended March 31, 2024.  During 2023, the Board of Directors declared quarterly cash dividends totaling $0.06 per share.

We had no material commitments for capital expenditures as of September 30, 2024. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these or other purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock or other securities on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations. See Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2023 for information regarding the impact that future sales of our common stock may have on the share ownership of our existing stockholders.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2024, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2024, the Company’s disclosure controls and procedures were effective to provide reasonable assurance that information required to be disclosed in our reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There was no change in our internal control over financial reporting that occurred during the three months ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2022, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company may repurchase up to $75 million of its common stock. This plan has no stated expiration date. This stock repurchase program replaces and supersedes the stock repurchase program approved by the Board of Directors on October 30, 2018, which had authorized the Company to repurchase up to 2,200,000 shares of its common stock.  No shares were repurchased by the Company during the three months ended September 30, 2024.

ITEM 5.OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2024.

ITEM 6.EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2024).

3.3	Certificate of Designations for Series A Noncumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 9, 2024).

3.4	Certificate of Designations for Series B Noncumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 9, 2024).

3.5	Certificate of Designations for Series C NVCE Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on July 9, 2024).

3.6	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 27, 2024).

4.1	Form of Issued Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 9, 2024).

10.1

Fortress Investment Agreement, dated July 2, 2024, by and between the Company and Fortress (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2024).*

10.2	Canyon Investment Agreement, dated July 2, 2024, by and between the Company and Canyon (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 2, 2024).*

10.3	SVBP Investment Agreement, dated July 2, 2024, by and between the Company and SVBP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 2, 2024).*

10.4

Registration Rights Agreement, dated July 8, 2024, by and among the Company and the Purchasers (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 9, 2024).

10.5	Amendment to Investment Agreement, dated September 25, 2024, by and between the Company and CF1 Foundation Investors LP.

31.1(1)	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002

31.2(1)	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act of 2002

32.1(1)	Certification of Chief Executive Officer under Section 906 of the Sarbanes-Oxley Act of 2002

32.2(1)	Certification of Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	Inline XBRL Taxonomy Extension Schema

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)
(1)	Filed herewith.

* Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIRST FOUNDATION INC. (Registrant)

Dated: November 8, 2024	By:	/s/ JAMES BRITTON
James Britton
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

S-1