Form 10-K
period 2024-12-31
First Foundation Inc.
filed 2025-03-17
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

As of June 30, 2024, the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the New York Stock Exchange as of the close of business on June 28, 2024, was approximately $370 million.

As of February 21, 2025, there were 82,365,388 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated herein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, which is expected to be filed with the Commission on or before April 29, 2025.

FIRST FOUNDATION INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2024

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

We are a financial services company that provides a comprehensive platform of financial services to individuals, businesses and other organizations. We currently conduct our operations in California, Nevada, Florida, Texas, and Hawaii. Our integrated platform provides banking products and services, investment advisory and wealth management services and trust services to effectively and efficiently meet the financial needs of our clients. We provide business banking products and services to small to moderate-sized businesses and professional firms, and consumer banking products and services to individuals and families. As of December 31, 2024, we had $12.6 billion of total assets, $9.2 billion of loans, $9.9 billion of deposits, $5.4 billion of assets under management (“AUM”), and $1.2 billion of trust assets under advisement (“AUA”). Our investment advisory and wealth management and trust services provide us with a stable source of diversified, fee-based, recurring revenues.

Our operating strategy is to build strong and stable long-term client relationships, one at a time, by delivering high-quality banking and trust products and services and investment advisory and wealth management services. The primary role of our bankers, relationship managers and loan officers, in addition to attracting new clients, is to develop and maintain a strong relationship with their clients and to coordinate the services we provide to their clients. We take a team approach to delivering our platform of services to our clients. Our bankers, relationship managers and loan officers work as a team to deliver our products and services, with each member of the team responsible for managing the delivery of products and services in their area of expertise. This allows us to provide more tailored solutions while operating in a safe and sound manner. We have created compensation structures that encourage and reward our bankers, relationship managers and loan officers to work together as a team to provide the client with the products and services they desire. We believe we will be able to maintain a client-focused approach by recruiting and retaining experienced and qualified staff.

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

FFI is a bank holding company incorporated in Delaware. As a bank holding company, we are subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”) and the Federal Reserve Bank of Dallas under delegated authority from the FRB. FFB is a California state-chartered bank and is subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”) and the California Department of Financial Protection & Innovation (“DFPI”) and the Consumer Financial Protection Bureau (“CFPB”). FFB also is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which provides it with a source of funds in the form of short-term and long-term borrowings. FFA is a California corporation that began operating as a fee-based registered investment advisor under the Investment Advisers Act of 1940 (“Investment Advisers Act”) in 1990 and is subject to regulation by the Securities and Exchange Commission, (“SEC”), under that Act.

Overview of Our Banking Business

Through FFB, we offer a wide range of loan products, deposit products, treasury management products and services, and trust services. The yields we realize on our loans and other interest-earning assets and the interest rates we pay to attract and retain deposits, along with the balances on those products, are the principal determinants of our banking revenues.

We also provide trust services to clients using our California, Hawaii, Nevada, Florida, and Texas trust powers. Those services, which consist primarily of the management of trust assets, complement the investment and wealth management services that FFA offers to our clients. Additionally, trust service fees provide additional sources of noninterest income for us.

FFB’s operations comprise the banking and trust segments of our business. At December 31, 2024, FFB had $12.6 billion of total assets, $9.2 billion of total loans, $9.9 billion of deposits and $1.1 billion of trust AUA.

July 2024 Capital Raise

On July 8, 2024, we raised approximately $228 million of gross proceeds in an equity capital raise (“July 2024 Capital Raise”) with certain investors.  In the July 2024 Capital Raise, we sold and issued to the investors:  (a) 11,308,676 shares of common stock at a purchase price per share of $4.10; (b) 29,811 shares of a new series of preferred stock, par value $0.001 per share, designated as Series A Noncumulative Convertible Preferred Stock (the “Series A Preferred Stock”), at a price per share of $4,100, and each share of which is convertible into 1,000 shares of common stock, and all of which shares of Series A Preferred Stock represent the right (on an as converted basis) to receive approximately 29,811,000 shares of common stock; (c) 14,490 shares of a new series of preferred stock, par value $0.001 per share, designated as Series B Noncumulative Preferred Stock (the “Series B Preferred Stock”), at a price per share of $4,100, each share of which is convertible into 1,000 shares of common stock, and all of which shares of Series B Preferred Stock represent the right (on an as converted basis) to receive approximately 14,490,000 shares of common stock; and (d) Warrants, affording the holder thereof the right, until the seven-year anniversary of the issuance of such Warrant, to purchase for $5,125 per share, 22,239 shares of Series C non-voting, common-equivalent preferred stock (the “Series C NVCE Stock”).  Each share of Series C NVCE Stock is convertible into 1,000 shares of common stock, all of which shares of Series C NVCE Stock, upon issuance, will represent the right (on an as converted basis) to receive approximately 22,239,000 shares of common stock.

On September 30, 2024, our stockholders approved and adopted an amendment to our certificate of incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares, and also approved the issuance of shares of common stock in connection with the July 2024 Capital Raise pursuant to NYSE listing rules.  As a result of these approvals, all of the issued and outstanding shares of the Series B Preferred Stock automatically converted into shares of common stock as of the close of business on October 2, 2024, in accordance with the terms of the Certificate of Designations for the Series B Preferred Stock.  In addition, the quarterly non-cumulative cash dividend (annual rate of 13%) and liquidation preference rights of the Series A Preferred Stock ceased to apply.  Shares of Series A Preferred Stock (a) are now entitled to receive dividends at the same time and on the same terms as shares of common stock in accordance with the Certificate of Designations for the Series A Preferred Stock, and (b) rank as equal to shares of common stock in any liquidation of the Company.  Furthermore, the Company will not be required to issue any cash-settled warrants to the investors who participated in the July 2024 Capital Raise.

Overview of Our Investment Advisory and Wealth Management Business

FFA is a fee-based investment advisor which provides investment advisory and wealth management services primarily to high net-worth individuals, their families and their family businesses, and other affiliated organizations. FFA strives to provide its clients with a high level of personalized service by its staff of experienced relationship managers. FFA’s operations comprise the investment advisory and wealth management segment of our business. As of December 31, 2024, FFA had $5.4 billion of AUM.

Banking Products and Services

Through FFB, we offer a wide range of loan products, deposit products, treasury management products and services, and trust services. Our loan products are designed to meet the credit needs of our clients in a manner that, at the same time, enables us to effectively manage the credit and interest rate risks inherent in our lending activities. Historically, our lending products are the primary drivers of revenues and earnings for the consolidated entity. As such, we are committed to offering market competitive lending products that: meet the needs of our clients; are underwritten in a prudent manner; and provide an adequate return based on their size and credit risk. Deposits represent our principal source of funds for making loans and acquiring other interest-earning assets.

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

Loan Products and Services

We have established a lending platform that provides financing solutions to our strong and stable client relationships, including individuals, businesses, and other entities. Each of our office locations is focused on serving the businesses and clients within its market area. Our lending activities serve the credit needs of individuals, owners of multifamily and commercial real estate properties, small to moderate-sized businesses and professional firms in our market areas. As a result, we offer a variety of loan products consisting of multifamily and single-family residential real estate loans, commercial real estate loans, commercial term loans and lines of credit, and consumer loans.

Our lending platform is focused on three primary channels: 1) Commercial Real Estate (“CRE”), defined as multifamily residential, owner and non-owner occupied commercial real estate, land and construction; 2) Commercial and Industrial (“C&I”), defined as term and revolving credit/lines of credit for small to moderate-sized businesses, professional firms, and municipal agencies; and 3) Consumer defined as loan products to individuals, including single-family residential real estate loans and home equity lines of credit and other consumer-related loans focused on the current and prospective clients of our platform.  The primary objective of each of the lending channels is to provide exceptional client service to differentiate us from our competitors.  Each lending channel features standardized pricing, uniform sizing and a streamlined process resulting in a high-through-put application-to-funding ratio.

CRE Loan Channel: Loans originated under the CRE loan channel are supported by the underlying cash flow from operations of the related real estate collateral. The loan types under this channel consist of multifamily residential, non-owner occupied CRE and land and construction.

Residential Mortgage Loans – Multifamily: We make multifamily residential mortgage loans for terms up to 30 years for 5+ unit properties. These loans generally are adjustable-rate loans with interest rates tied to a variety of independent indexes; although in many cases these loans have initial fixed-rate periods ranging from 3 to 10 years and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the subject real estate collateral’s cash flow, the character and creditworthiness of the borrower and guarantors, loan-to-value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as rental rates, values and vacancy rates. We typically require full or limited recourse from the owners of the entities to which we make such loans.

CRE Loans – Non-owner Occupied: Our commercial real estate loans are secured by first trust deeds on nonresidential real property with terms generally up to 10 years. We typically focus on multi-tenant industrial, office and retail real estate collateral with strong, stable tenancy, strong, stable historical cash flow and located in stable, submarket locations with strong demand. We will consider special-purpose lending on a limited basis for our existing client base. These loans generally are adjustable-rate loans with interest rates tied to a variety of independent indexes; although in many cases these loans have initial fixed-rate periods ranging from 3 to 10 years and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the subject real estate collateral’s cash flow, the character and creditworthiness of the borrower and guarantors, loan-to-value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

Land and Construction: Land and construction loans are provided to borrowers with extensive construction experience and/or as an accommodation to existing or potential clients of the platform; however, some such loans were obtained through the acquisitions of other banks. There is not a separate sales effort to generate land and construction loans. These loans are custom tailored to fit the individual needs of each specific request. We typically consider construction loan requests for urban infill multifamily properties and owner-occupied single-family primary residences in the submarket locations where we have experience and offer permanent real estate loans. Land and construction loans are secured by first trust deeds on real property. These loans generally are adjustable-rate loans with interest rates tied to a variety of independent indexes; although in some rare cases these loans have fixed interest rates for short periods and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, loan to value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

C&I Loan Channel: Loans originated under the C&I loan channel are generally supported by the cash flows generated from the business operations of the entity to which the loan is made, and, except for loans secured by owner occupied CRE, are generally secured by non-real estate assets, such as equipment, inventories or accounts receivable. The C&I loan channel is focused on developing quality full-service business banking relationships, including loans and deposits, by offering commercial products for small to moderate-sized businesses across the banking platform. This allows us to provide support for small to mid-sized businesses in our market areas. The typical C&I loan client utilizes more than one element of our platform, for example, almost all such clients using our deposit products and services. We typically focus on C&I clients that are manufacturers, distributors, wholesalers, importers or professional service companies.

Commercial Real Estate Loans - Owner Occupied: Owner occupied CRE loans are generally made to businesses that have demonstrated a history of profitable operations. To qualify for such loans, prospective borrowers generally must have operating cash flow sufficient to meet their obligations as they become due, good payment histories, proper balance sheet management of key cash flow drivers, and experienced management. Our commercial real estate loans are secured by first trust deeds on nonresidential real property, typically office, industrial or warehouse. These loans generally are adjustable-rate loans with interest rates tied to a variety of independent indexes; although in some cases these loans have fixed interest rates for periods ranging from 3 to 15 years and adjust thereafter based on an applicable index and terms. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, loan-to-value and debt service coverage ratios, borrower liquidity and credit history and the trends in balance sheet and income statement management. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

Commercial Loans: We offer commercial term loans and commercial lines of credit to our clients. Commercial loans generally are made to businesses that have demonstrated a history of profitable operations. To qualify for such loans, prospective borrowers generally must have operating cash flow sufficient to meet their obligations as they become due, good payment histories, proper balance sheet oversight of key cash flow drivers, and experienced management. Commercial term loans are either fixed-rate loans or adjustable-rate loans with interest rates tied to a variety of independent indexes and are made for terms ranging from one to seven years subject to the useful life of the asset financed. Commercial lines of credit are adjustable-rate loans with interest rates usually tied to the Wall Street Journal prime rate, are made for terms ranging from one to two years, and contain various covenants, including possible requirements that the borrower reduces its credit line borrowings to zero for specified time periods during the term of the line of credit, maintains liquidity requirements with advances tied to periodic reviews and approved based upon a percentage of accounts receivable, and inventory or unmonitored lines for very small lines of credit or those with significant financial strength and liquidity. Commercial loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, debt service coverage ratios, historical and projected client income, borrower liquidity and credit history, and the trends in income and balance sheet management. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends in the client’s industry. We typically require full recourse from the owners of the entities to which we make such loans.

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

Small Business Lending and USDA Lending: The Bank is approved as a Small Business Administration (“SBA”) lender and as a United States Department of Agriculture (“USDA”) lender. We are committed to small business commercial lending to serve our communities and small businesses that operate in our network of retail branch locations. As government-guaranteed programs, we must comply with underwriting guidelines, servicing and monitoring requirements, and terms and conditions set forth under the related programs standard operating procedures. SBA loans follow our underwriting guidelines established for non-SBA commercial and industrial loans and meet the underwriting criteria set forth by the SBA. We have also established a small balance portfolio loan program, up to a maximum loan amount of $250,000, to meet the requirements of our small business clients through a streamlined underwriting process.

Consumer Loan Channel: The consumer channel for FFB offers single-family residential loans, home equity lines of credit, personal lines of credit and other consumer related products. We do not have a separate marketing program for this channel; rather this channel is directed to a limited amount of fully-vetted broker relationships and as an accommodation for clients or prospective clients of our platform. Single-family loans comprise a substantial majority of the balances in this channel.

Residential Mortgage Loans – Single-family: We offer single-family residential mortgage loans that in most cases take the form of non-conforming jumbo and super-jumbo loans. We do not currently sell or securitize any of our single-family residential mortgage loan originations. We do not originate loans defined as high-cost by state or federal banking regulators. The majority of our single-family residential loan originations are collateralized by first mortgages on real properties located in Southern California and in southwest Florida. These loans are generally adjustable-rate loans with initial fixed-rate periods ranging from 3 to 10 years not exceeding 30 years. These loans generally have interest rate floors and payment caps. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, loan-to-value and debt to income ratios, borrower liquidity, income verification and credit history. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends such as market values.

Consumer Loans: We offer consumer loans and line of credit products as an accommodation to clients of our primary business lines, including personal installment loans and lines of credit, and home equity lines of credit designed to meet the needs of our clients. Consumer loans are either fixed-rate loans or adjustable-rate loans with interest rates tied to a variety of independent indexes and are made for terms ranging from 1 to 10 years. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character, creditworthiness and credit history of the borrower and guarantors, debt to income ratios, borrower liquidity, income verification, and the value of any collateral securing the loan.  Repayment of consumer loans are largely dependent on the borrower’s ongoing cash flows and financial stability and, as a result, generally pose higher credit risks than do the other loans that we make.

For all of our loan offerings, we utilize a comprehensive approach in our underwriting process. This includes the requirement that all factors considered in our underwriting be appropriately documented. In our underwriting, our primary focus is always on the primary, secondary and tertiary sources of repayment, which include the subject real estate collateral cash flow, the business’s/borrower’s ability to repay and the value of the subject collateral securing the loan. However, because our underwriting process allows us to view the totality of the borrower’s capacity to repay, concerns or issues in one area can be compensated for by other favorable financial criteria. This personalized and detailed approach allows us to better understand and meet our clients’ borrowing needs. We handle substantially all of our loan processing, underwriting and servicing at our administrative office in Irvine, California.

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

Deposit Services: Our deposit services include the following:

●	Treasury Management: Our comprehensive suite of Treasury Management (“TM”) products and services provide our customers the tools to bank with us conveniently without having the need to visit one of our offices and are necessary to attract complex commercial and specialty deposit clients. These products and services include bill pay, check/payee/ACH positive pay, ACH collections, ACH fraud monitoring, wire origination, internal and external transfers, account reconciliation reporting, remote deposit capture, mobile banking, mobile deposit, lockbox, cash vault services and merchant processing.
●	Online Banking: FFB offers Online Banking and Mobile Banking services to consumer, small business and commercial clients. The consumer online platform offers account management, internal and external transfers, consumer loan payments, electronic documents, bill pay, real-time alerts, P2P payments and requests, credit score reporting and debit card management. The business online platform allows our business clients to be more productive by offering ease of access to account information, electronic documents, transfer and funds management, real-time alerts, user administration, and reporting tools. These clients can also leverage most TM services as integrated solutions through business online.
●	Online Account Opening: FFB utilizes a platform for online account acquisition. The Bank offers checking, savings, money market and CDs, as well as complementary products such as ATM/debit cards and eStatements through the system.

Deposit Delivery Channels: Our deposit products and services are delivered through the following delivery channels:

●	Retail Banking: The retail banking delivery channel is made up of 29 banking offices located throughout our market areas. We attempt to place our banking offices in strategic locations to establish a presence in our target markets, rather than saturating a market with numerous banking offices. The sales activities at our

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

Trust Services

FFB is licensed to provide trust services to clients in California, Florida, Hawaii, Nevada, and Texas. Those services, which consist primarily of the management of trust assets, complement the investment advisory and wealth management services that FFA offers to our clients and, as a result, provide us with cross-selling opportunities. As of December 31, 2024, trust AUA totaled $1.1 billion.

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

Competition

The banking and investment advisory and wealth management businesses in California, Florida, Nevada, Hawaii, and Texas generally, and in our market areas in particular, are highly competitive. A relatively small number of major national and regional banks, operating over wide geographic areas, dominate our banking markets. Those banks, or their affiliates, may also offer investment advisory and wealth management services. We also compete with large, well-known banking and wealth management firms. Those banks and investment advisory and wealth management firms generally have much greater financial and capital resources than we do and as a result of both their ability to conduct extensive advertising campaigns and their relatively long histories of operating in our markets, are generally better known. In addition, by virtue of their greater total capitalization, the large banks have substantially higher lending limits than we do, which enable them to make much larger loans and to offer loan products that we are not able to offer to our clients.

We compete with these much larger banks and investment advisory and wealth management firms primarily on the basis of the personal and “one-on-one” service that we provide to our clients, which many of these competitors are unwilling or unable to provide, other than to their wealthiest clients, due to costs involved or their “one size fits all” approaches to providing financial services. We believe that our principal competitive advantage is our ability to offer our services through one integrated platform, enabling us to provide our clients with the efficiencies and benefits of dealing with a cohesive group working together to assist our clients to meet their personal investment and financial goals. We believe that only the largest financial institutions in our area provide similar integrated platforms of products and services, which they sometimes reserve for their wealthiest and institutional clients. In addition, while we also compete with many local and regional banks and numerous local and regional investment advisory and wealth management firms, we believe that only a very few of the banks offer integrated investment advisory or wealth management services and that very few of the investment advisory and wealth management firms offer banking services.  Since very few of our competitors are able to provide such an integrated platform of comprehensive financial services to their clients, this enables us to compete effectively for clients who are dissatisfied with the level of service provided at larger financial institutions and are not able to receive an integrated platform of comprehensive financial services from other regional or local financial services organizations.

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

Economic Conditions/Government Policies

Our profitability, like most financial institutions, is primarily dependent on interest rate spreads and noninterest income.  In general, the difference between the interest rates paid by FFB on interest-bearing liabilities, such as deposits and borrowings, and the interest rates received by FFB on interest-earning assets, such as loans extended to customers and securities held in the investment portfolio, will comprise the major portion of our earnings.  These rates are highly sensitive to many factors that are beyond our control, such as inflation, recession and unemployment, government fiscal and monetary and other policies, and the impact which future changes in domestic and foreign economic conditions might have on us cannot be predicted.

Opportunity for banks to earn fees and other noninterest income have also been limited by restrictions imposed by the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) and other government regulations. As the following sections indicate, the impact of current and future changes in government laws and regulations on our ability to maintain current levels of fees and other noninterest income could be material and cannot be predicted.

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation, increasing employment and combating recession) through its open-market operations in U.S. Government securities by buying and selling treasury and mortgage-backed securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth and performance of bank loans, investments, and deposits and also affect interest earned on interest-earning assets and paid on interest-bearing liabilities.  Government fiscal and budgetary policies, including deficit spending, can also have a significant impact on the capital markets and interest rates. The nature and impact of any future changes in monetary and fiscal policies on us cannot be predicted.

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

We cannot predict whether or when other legislation or new regulations may be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations.  Such developments may further alter the structure, regulation, and competitive relationship among financial institutions, may limit the types or pricing of the products and services we offer, and may subject us to increased regulation, disclosure, and reporting requirements.  We also cannot predict whether or when regulatory requirements may be reduced or eliminated and the overall affect such reduction or elimination may have on the Company and the Bank.

Bank Holding Company Regulation

First Foundation Inc. is a registered bank holding company subject to regulation under the Bank Holding Company Act of 1956, as amended (the “Holding Company Act”). Pursuant to the Holding Company Act, we are subject to supervision and periodic examination by, and are required to file periodic reports with, the Federal Reserve.

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

Under Federal Reserve regulations, a bank holding company is required to serve as a source of financial and managerial strength to its subsidiary bank(s) and may not conduct its operations in an unsafe or unsound manner. In addition, it is the Federal Reserve’s policy that a bank holding company, in serving as a source of strength to its subsidiary bank(s), should stand ready to use available resources to provide adequate capital funds to its subsidiary bank(s) during periods of financial stress or adversity and should maintain the financial flexibility and capital-raising capacity to obtain additional resources for assisting its subsidiary bank(s). For that reason, among others, the Federal Reserve requires all bank holding companies to maintain capital at or above certain prescribed levels. A bank holding company’s failure to meet these requirements will generally be considered by the Federal Reserve to be an unsafe and unsound banking practice or a violation of the Federal Reserve’s regulations or both, which could lead to the imposition of restrictions (including restrictions on growth) on, or a regulatory enforcement order against, the bank holding company.

Additionally, among its powers, the Federal Reserve may require any bank holding company to terminate an activity or terminate control of, or liquidate or divest itself of, any subsidiary or affiliated company that the Federal Reserve determines constitutes a significant risk to the financial safety, soundness or stability of the bank holding company or any of its banking subsidiaries. The Federal Reserve also has the authority to regulate aspects of a bank holding company’s debt. Subject to certain exceptions, bank holding companies also are required to file written notice and obtain approval from the Federal Reserve prior to purchasing or redeeming their common stock or other equity securities. A bank holding company and its non-banking subsidiaries also are prohibited from implementing so-called tying arrangements whereby clients may be required to use or purchase services or products from the bank holding company or any of its non-bank subsidiaries in order to obtain a loan or other services from any of the holding company’s subsidiary bank(s).

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

Acquisition of Control of a Bank Holding Company or a Bank

As a bank holding company, we must obtain the prior approval of the Federal Reserve to acquire more than five percent of the outstanding shares of voting securities or substantially all of the assets, by merger or purchase, of (i) any bank or other bank holding company or (ii) any other entities engaged in banking-related businesses or that provide banking-related services. In addition, FFB must obtain the prior approval of the FDIC and the DFPI before acquiring or merging with any other depository institution.

Capital Requirements Applicable to Banks and Bank Holding Companies

Bank holding companies and banks are subject to similar regulatory capital requirements administered by federal and state regulatory agencies.  The current capital rules adopted by the federal bank regulatory agencies have been fully phased in.  The risk-based capital guidelines for bank holding companies, and for banks (the “Capital Rules”), require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets, such as loans, and for those recorded as off-balance sheet items, such as commitments, letters of credit and recourse agreements.  The risk-based capital ratios are determined by classifying assets and certain off-balance sheet financial instruments into risk-weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks, and with the applicable ratios calculated by dividing qualifying capital by total risk-weighted assets and off-balance sheet items.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk-weighting and other factors.  Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards.  Bank holding companies are also required to act as a source of financial strength to their subsidiary banks.  Under this policy, the Company must commit resources to support the Bank even when the Company may not be in a financial position to provide it.

Under the Capital Rules, the Company’s and the Bank’s assets, exposures and certain off-balance sheet items are subject to risk weights used to determine the institutions’ risk-weighted assets.  The Capital Rules implement a “capital conservation buffer” for the risk-based capital ratios that is designed to absorb losses during periods of economic stress. If a banking organization does not maintain a capital conservation buffer consisting of an additional 2.5% of common equity tier 1 (“CET1”) on top of the minimum risk-weighted asset ratios, it faces constraints on dividends, equity repurchases and executive compensation, depending on the amount of the shortfall.  The table below summarizes the minimum capital ratios plus the applicable increment of the capital conservation buffer that are applicable to the Company and the Bank:

Tier 1 leverage capital ratio	4.00%
Common equity tier 1 capital ratio	7.00%
Tier 1 risk-based capital ratio	8.50%
Total risk-based capital ratio	10.50%

The Capital Rules required that trust preferred securities be phased out from Tier 1 capital by January 1, 2016, except in the case of banking organizations with total consolidated assets of less than $15 billion, which will be permitted to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, subject to a limit of 25% of tier 1 capital elements.  As of December 31, 2024, FFI and FFB did not have any trust preferred securities.

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

In July 2023, the FRB, Office of the Comptroller of the Currency (“OCC”) and FDIC proposed significant changes to the Basel III capital rules which replaces the advanced approaches risk-weighted assets framework with a new enhanced risk-based framework and requires banking organizations with generally more than $100 billion in assets to calculate their regulatory capital using more enhanced requirements applicable to even larger organizations. The impact of any changes to capital requirements and calculations and the implementation of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators with respect to smaller-sized institutions.

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

Supervisory actions by a bank’s federal regulator under the prompt corrective action rules generally depend upon an institution’s classification within one of five capital categories:  well-capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized.  These are determined on the basis of a bank’s Tier 1 leverage capital ratio, Common equity Tier 1 capital ratio, Tier 1 risk-based capital ratio and total risk-based capital ratio.

FDICIA regulations implementing the prompt corrective action framework establish minimum capital thresholds for five capital categories based on the Capital Rules. An insured depository institution’s capital category depends upon whether its capital levels meet these capital thresholds shown in the table below.

	Well-	Adequately		Significantly
Capital Measure	Capitalized	Capitalized	Undercapitalized	Undercapitalized

Tier 1 leverage capital ratio	5% or greater	4% or greater	Less than 4%	Less than 3%
Common equity tier 1 capital ratio	6.5% or greater	4.5% or greater	Less than 4.5%	Less than 3%
Tier 1 risk-based capital ratio	8% or greater	6% or greater	Less than 6%	Less than 4%
Total risk-based capital ratio	10% or greater	8% or greater	Less than 8%	Less than 6%

A bank that is classified as “critically undercapitalized” if its tangible equity were equal to or less than 2% of its average quarterly tangible assets.  A bank that is classified as well-capitalized, adequately capitalized or undercapitalized based on its capital levels may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition or practice warrants such treatment.

As of December 31, 2024, FFB exceeded the minimum regulatory capital requirements necessary to be considered “well-capitalized” under the prompt corrective action requirements.

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

In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023.  The increased assessment rate is intended to improve the likelihood that the DIF reserve ratio will reach the required minimum of 1.35% by the statutory deadline of September 30, 2028.  In addition, in November 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closure of several large banks during 2023.  Under the final rule, the assessment base for an insured institution will be equal to the institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits.  Additionally, the FDIC will collect the special assessment an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods.  As of June 30, 2024, which is the most recent information available, the DIF reserve ratio was at 1.21%.  As a result of the new rule, the FDIC insurance costs of insured depository institutions, including the Bank, have generally increased.

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

Federal Home Loan Bank System

FFB is a member of the Federal Home Loan Bank (“FHLB”).  Among other benefits, each regional Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its member banks. Each regional Federal Home Loan Bank is financed primarily from the sale of consolidated obligations of the overall Federal Home Loan Bank system. As an FHLB member, FFB is required to own a certain amount of capital stock in the FHLB. At December 31, 2024, FFB was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members.

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

Information Technology and Cybersecurity

The Federal Financial Institutions Examination Council (the “FFIEC”), which is a council comprised of the primary federal banking regulators, has issued guidance and supervisory expectations for banking organizations with respect to information technology and cybersecurity. In addition, state regulators have also been increasingly active in implementing privacy and cybersecurity standards and regulations. Recently, several states have adopted regulations requiring certain financial institutions to implement cybersecurity programs and providing detailed requirements with respect to these programs, including data encryption requirements. Many states have also recently implemented or modified their data breach notification and data privacy requirements. For example, the California Consumer Privacy Act became effective on January 1, 2020, and key provisions of an additional law strengthening the protection, the California Privacy Rights Act of 2020, became effective on January 1, 2023. We expect this trend of state-level activity and consumer expectations in those areas to continue to heighten, and we are continually monitoring for developments in the states in which our clients are located. Our regulators regularly examine us for compliance with applicable laws, and adherence to industry best practices, with respect to these topics.

On November 18, 2021, the federal banking agencies announced the adoption of a final rule providing for new notification requirements for banking organizations and their service providers for significant cybersecurity incidents. Specifically, the new rule requires a banking organization to notify its primary federal regulator as soon as possible, and no later than 36 hours after, the banking organization determines that a “computer-security incident” rising to the level of a “notification incident” has occurred. Notification is required for incidents that have materially affected or are reasonably likely to materially affect the viability of a banking organization’s operations, its ability to deliver banking products and services, or the stability of the financial sector. Service providers are required under the rule to notify affected banking organization customers as soon as possible when the provider determines that it has experienced a computer-security incident that has materially affected or is reasonably likely to materially affect the banking organization’s customers for four or more hours. Compliance with the new rule was required by May 1, 2022. The Company believes it and the Bank are currently in compliance with these requirements.

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

In 2024, the federal banking regulators issued a final rule making comprehensive to the regulations implementing the CRA.  For banks with total assets in excess of $2 billion, such as the Bank, CRA evaluations will be based on four tests: (i) retail lending; (ii) retail services and products (including digital delivery systems for banks with more than $10 billion in assets or banks which request consideration of such systems; (iii) community development financing; and (iv) community development services.  Weighting of each test is applied to those banks when regulators are evaluating CRA performance based on multiple tests.  Alternatively, banks have the option to be evaluated based on a regulator-approved strategic CRA plan.  In addition, banks with total assets in excess of $2 billion are subject to revised and more comprehensive CRA-related data collection, reporting and maintenance requirements.  Regulators will downgrade an institution’s CRA rating in the case of illegal or discriminatory credit practice.  Most provisions of the final rule will become effective on January 1, 2026, and the data reporting requirements will become effective on January 1, 2027.

Bank Secrecy Act

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

Office of Foreign Assets Control Regulation

The U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”), administers and enforces economic and trade sanctions against targeted foreign countries and regimes, under authority of various laws, including designated foreign countries, nationals and others. OFAC publishes lists of specially designated targets and countries. We are responsible for, among other things, blocking accounts of, and transactions with, such targets and countries, prohibiting unlicensed trade and financial transactions with them and reporting blocked transactions after their occurrence. Failure to comply with these sanctions could have serious financial, legal and reputational consequences, including causing applicable bank regulatory authorities not to approve merger or acquisition transactions when regulatory approval is required or to prohibit such transactions even if approval is not required. Regulatory authorities have imposed cease and desist orders and civil money penalties against institutions found to be violating these obligations.

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

Securities Exchange Act of 1934

FFI’s common stock is publicly held and listed on the New York Stock Exchange (“NYSE”), and FFI is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934 and the regulations of the Securities and Exchange Commission (“SEC”) promulgated thereunder as well as listing requirements of NYSE.

Sarbanes-Oxley Act

The Company is subject to the accounting oversight and corporate governance requirements of the Sarbanes-Oxley Act of 2002, including, among other things, required executive certification of financial presentations, requirements for board audit committees and their members, and disclosure of controls and procedures and internal control over financial reporting.

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

Human Capital Resources

As of December 31, 2024, the Company had approximately 551 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good and have not experienced interruptions of operations due to labor disagreements.  We expect our human capital resources are adequate for our current needs.

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

It is the policy of the Company and each of its subsidiaries to conduct our business in accordance with the highest ethical standards of the financial industry and to comply with all applicable laws and regulations.  The Company similarly expects our directors, officers and employees to use good judgment and high ethical standards and to refrain from any form of illegal, dishonest or unethical conduct.  Each of our directors, officers and employees is expected to become familiar with the policies and standards set forth in our Code of Business and Ethical Standards policy, and to comply fully with not only the letter but also the spirit of the policy and all of its contents.

The Company seeks to build a culture of thoughtfulness, inclusion, and prosocial behavior.  Our focus is to impact our communities through the wealth and well-being of our employees, families, and neighborhoods by sharing our unique skills, time, and talents.  Through our Supporting our Communities program, employees can invite local nonprofit organizations with which they are involved with to apply for grants designed to impact the core mission of each nonprofit organization.  We select community-based non-profit organizations that not only align with our philanthropic mission, but also have established a long-term connection to our Company through our employees.  These relationships are multi-faceted and include grants, employee service hours, and personal in-kind training from our executives and other business leaders to help the nonprofit improve their business, increase fundraising goals, board strategy, and other in-kind professional services.  In 2024, the program resulted in approximately $321,000 of grants and donations distributed by the Company; 3,499 volunteer hours contributed by our employees; and a total of 226 organizations supported.

Available Information

The Company’s annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are accessible for free at the Investor Relations section of our website at www.firstfoundationinc.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC. All website addresses given in this report are for information only and are not intended to be an active link or to incorporate any website information into this report.  Reports, proxy and information statements, and other information filed with the SEC is also available at www.sec.gov.

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

The U.S. economy has experienced inflationary pressures over the last several years, resulting in higher costs for consumers and businesses.  To address the persistent levels of inflation, the Federal Reserve’s Federal Open Market Committee (“FOMC”) maintained the target range for the federal funds rate at elevated levels throughout most of 2024, with decisions to cut rates not occurring until late in the third quarter (50 basis point cut) and late in the fourth quarter (two 25 basis point cuts) of 2024.   Heading into 2025, it is expected that additional rate cuts may occur albeit at a much more moderate pace and that interest rates are expected to stay higher for a longer period.  The impact of these measures on the Company’s business, including future actions taken by the FOMC, are uncertain.

We may face the following risks in connection with any downward turn in the economy or sustained period of higher or lower rates or elevated inflation rates:

●	Higher interest rates will not only impact the interest we receive on loans and investment securities and the amount of interest we pay our depositors, but also could impact our ability to grow loans and deposits;
●	The fair value of our assets and overall asset quality can be impacted by an overall slowdown in economic growth and higher interest rates;
●	The process we use to estimate losses inherent in our credit exposure requires difficult, subjective and complex judgments, including forecasts of economic conditions and how these economic conditions might impair the ability of our borrowers to repay their loans. The level of uncertainty concerning economic conditions may adversely affect the accuracy of our estimates which may, in turn, impact the reliability of the process; and
●	Our borrowers may be unable to make timely repayments of their loans, or the decrease in value of the collateral securing the payment of such loans could result in significant credit losses, increasing delinquencies, foreclosures and customer bankruptcies, any of which could have a material adverse effect on our operating results.

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

In accordance with regulatory requirements and generally accepted accounting principles (“GAAP”) in the United States, we maintain an allowance for credit losses to provide for loan defaults and non-performance, and an ACL on securities. Our ACL may not be adequate to absorb our actual or expected credit losses and future provisions for ACL could reduce our net income and materially and adversely affect our operating results.

The amount of future losses may also vary depending on changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. We determine the amount of our ACL in accordance with the Current Expected Credit Loss (“CECL”) model under the Financial Accounting Standards Board’s (“FASB”) ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires, among other things, that we determine periodic estimates of lifetime expected future credit losses on loans in the provision for credit losses in the period when the loans are booked, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions.  As these factors change, CECL may require us to increase or decrease our ACL in future periods, decreasing or increasing our reported income, and introducing additional volatility into our reported earnings, possibly significantly.  Federal and state regulators, as an integral part of their examination process, review our loans and leases and ACL. In addition, regulators may impose additional capital buffers to absorb this volatility.

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

Our business activities and credit exposure, including real estate collateral for many of our loans, are concentrated in California, Florida, Nevada, Texas, and Hawaii.  As of December 31, 2024, approximately 86.3% of the loans in our loan portfolio were made to borrowers who live and/or conduct business in California (72%), Florida (8%), Texas (5.1%), and Nevada (1.2%).  This geographic concentration imposes risks from lack of geographic diversification. Difficult economic conditions in any of the markets where we operate could, among other things, affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio, adversely affecting our business, financial condition, results of operations and future prospects. Any regional or local economic downturn in the markets where we have geographic concentration or existing or prospective borrowers or property values in such markets may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.

Loans secured by multifamily and commercial real estate represent a high percentage of the loans we make, making our results of operations vulnerable to downturns in the real estate market.

At December 31, 2024, loans secured by multifamily and commercial real estate represented approximately 60.3% of our outstanding loans. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, and (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full. As a result, our operating results are more vulnerable to adverse changes in the real estate market than other financial institutions with more diversified loan portfolios and we could incur losses in the event of changes in economic conditions that disproportionately affect the real estate markets.

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

From time to time, we may utilize financial derivative instruments to limit our exposure to interest rate risk. No hedging strategy can completely protect us, and the derivative financial instruments we elect to use may not have the effect of reducing our interest rate risk.  Poorly designed strategies, inaccurate assumptions, improperly executed transactions, or the failure of the counterparty to fulfill its obligations could serve to increase our risks and losses.  Our hedging strategies and the derivatives that we use may not adequately offset the risks of interest rate volatility and could result in or magnify losses, which could have an adverse effect on our financial condition and result of operations.  As of December 31, 2024, the Company had an interest rate swap agreement with a notional amount of $350 million outstanding which was designated as a cash flow hedge and carried at fair value on the balance sheet.

We may incur significant losses from the balance sheet repositioning and future asset sales.

In August 2024, we reclassified a portion of our multifamily loan portfolio totaling $1.9 billion principal balance from loans held for investment to loans held for sale as a step aimed at reducing exposure to low coupon fixed rate loans and concentration in multifamily commercial real estate.  Loans held for sale are accounted for at the lower of amortized cost or fair value and as a result a lower of cost or market (“LOCOM”) adjustment totaling $117.5 million was recorded to our quarterly earnings.  In December 2024, we sold $489 million principal balance of the transferred loans at a price above the initial and year-end balance sheet fair-value pricing.  We expect to complete additional loan sales in the first half of 2025.  Depending on the existence of various buyers and competitive prices, we may sell assets at a significant loss, which could affect our financial condition and results of operations.

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

As of December 31, 2024, large depositor relationships, consisting of deposit relationships which individually exceed 2% of total deposits, accounted for, in the aggregate, approximately 19.7% of our total deposits. As a result, a material decrease in the volume of those deposits by a relatively small number of our depositors could reduce our liquidity, in which event it could become necessary for us to replace those deposits with higher-cost deposits, the sale of securities or borrowings, which would adversely affect our net interest income and, therefore, our results of operations.

We are subject to capital adequacy standards and liquidity, and a failure to meet these standards could adversely affect our financial condition.

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

In July 2024, we raised approximately $228 million of gross proceeds from an equity capital raise.  Our ability to raise additional capital, if needed, will depend on several things, especially conditions in the capital markets at that time, that are outside of our control, as well as our own financial performance. Economic conditions and the loss of confidence in financial institutions may increase our cost of funds and limit our access to some customary sources of capital. We cannot provide assurances that such capital will be available on acceptable terms or at all. Any occurrence that may limit our access to the capital markets, such as a decline in the confidence of debt purchasers, our depositors, or counterparties participating in the capital markets may adversely affect our capital costs, ability to raise capital, and liquidity. Moreover, if we need to raise capital in the future, we may have to do so when many other financial institutions are also seeking to raise capital which, in turn, would require that we compete with those other institutions for investors. An inability to raise additional capital on acceptable terms when needed could have a materially adverse effect on our financial condition, results of operations and liquidity.

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

Strategic, Operational and External Risks

We have recently experienced turnover in our Board of Directors and executive management team and are embarking upon a new strategic plan, all of which create uncertainties and could harm our business.

We have experienced significant changes to our Board of Directors and executive leadership during the second half of 2024.  These changes may result in the loss of institutional knowledge and changes to business strategy or objectives.  In addition, these changes have the potential to negatively impact our operations and relationships with employees, customers and investors due to increased or unanticipated expenses, operational inefficiencies, uncertainty regarding changes in strategy, decreased employee morale and productivity and increased turnover, impacting our ability to meet our financial and operational goals and strategic plans.  This may also make it more difficult for us to retain and hire key management and other team members.

Changes to strategic or operating goals, which can often times occur with the appointment of new directors and new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful.  In addition, executive leadership transition periods are often difficult as the new executives gain knowledge of the Company’s operations.  If we do not integrate new executives and directors successfully, we may be unable to manage and grow our business, and our financial condition and profitability may suffer.

In addition, our future success will depend on the ability of our Board and the executive management team to effectively develop, implement, and execute a strategic plan.  There are risks and uncertainties associated with the creation, implementation, and execution of any strategic plan, including the investment of time and resources, the possibility that such strategic plan will ultimately be unprofitable or unsuccessful, and the risk of additional liabilities associated with the strategic plan.  To the extent we are unable to successfully develop, implement, and execute a strategic plan, or if we experience delays in the development, planning, and implementation process, our business, financial condition, and results of operations may be adversely affected.

Completing the diversification of our loan portfolio may be more difficult, costly or time consuming than expected and the anticipated benefits and cost savings of the plan may not be realized.

We are pursuing a plan to diversify our loan portfolio, which contemplates reducing loan concentrations.  Implementing and completing this plan is expected to take a considerable amount of time and attention of management and staff as they work to identify, negotiate and execute upon opportunities to reposition the loan portfolio, divest certain assets and effect potential transactions.

The process of diversifying our loan portfolio could result in substantial disruption of our business and operations, and we may face the unexpected loss of key employees that we rely on to assist with the transition or to work on our continuing operations, disruption of our ongoing businesses, higher than anticipated costs, adverse impacts to our relationships with our customers and employees, or a failure to achieve the anticipated benefits and/or cost savings.  If we encounter difficulties with diversifying our loan portfolio, we may not realize the anticipated benefits of our strategy, or it may take longer than expected to realize such benefits.  The process of diversifying our loan portfolio will also divert management attention and resources and could have an adverse effect on our ability to operate efficiently as well as our results of operations and financial condition during the transition period and beyond.

No assurances can be made that we will be able to enter into or complete any sale or divestiture of any assets.  The failure to do so may have a negative impact on our business, operations, liquidity and financial condition.

Adverse developments affecting the banking industry could have a material effect on our operations and/or stock price.

The high-profile failures of several depository institutions during 2023 negatively impacted customer confidence in the safety and soundness of some regional and community banks.  We face the risk that customers may choose to maintain deposits or trust assets with larger financial institutions or invest in short-term fixed-income securities instead of bank deposits, any of which could materially and adversely impact our liquidity, cost of funding, capital, and results of operations.  Media reports about other depository institutions, the financial services industry generally or us could exacerbate liquidity concerns.  In addition, concerns about the banking industry’s operating environment and the public trading prices of bank holding companies are often correlated, particularly during times of financial stress, which could adversely impact the trading price of our stock.

We may not be able to fully utilize our deferred tax asset.

We have a deferred tax asset, of $76.7 million but we cannot assure that it will be fully realized.  Our deferred tax asset represents an amount equal to the tax credit and tax loss carryforwards and tax deductions (collectively “tax benefits”) that we believe will be available to us to offset or reduce income taxes in future periods.  Under applicable federal and state income tax laws and regulations, most of our net operating losses have an unlimited carryforward period and we anticipate we will utilize all of them.  If we determine that we will not achieve sufficient future taxable income to realize our net deferred tax asset, generally accepted accounting principles would require that we establish a full or partial valuation allowance, which would result in a charge to operating income.  We regularly assess available positive and negative evidence to determine whether it is more likely than not that our deferred tax asset will be realized.  For additional information, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies – Deferred Income Taxes” in this report.

In addition, an “ownership change,” as defined under Section 382 of the Internal Revenue Code could extend our utilization of net operating loss carryforwards.  In general, an ownership change will occur if there is a cumulative increase in our ownership by “5-percent shareholders” (as defined in the Internal Revenue Code) that exceeds 50 percentage points over a rolling three-year period.  A corporation that experiences an ownership change will generally be subject to an annual limitation on the use of its pre-ownership change deferred tax assets equal to the equity value of the corporation immediately before the ownership change, multiplied by the long-term exempt rate.

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

We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income (loss).  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, book value per common share, and tangible book value per common share.  The decrease will occur even though the securities are not sold.  At December 31, 2024, $1.3 billion of our securities portfolio was classified as available-for-sale with an aggregate net unrealized loss of $12.6 million.

A loss or material reduction of access to securitization markets for multifamily loans may adversely impact our business model, profitability and growth.

We have sold multifamily loans through the securitization market from time to time and may seek to do so in the future. Historically, the securitization market, along with credit markets in general, has periodically experienced disruptions and volatility. In addition, the risk of volatility surrounding the global economic system and uncertainty surrounding regulatory reforms may create uncertainty around access to the capital markets. As a result, there can be no assurance that we will continue to be successful in selling multifamily loans through the securitization market. Adverse changes in the securitization market generally could materially adversely affect our ability to securitize loans on a timely basis or upon terms acceptable to us. This could increase our cost of funding, reduce our margins or cause us to hold assets until investor demand improves.

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

Our investment management clients are able to terminate their agreements with us without cause and on relatively short notice, making us vulnerable to short-term declines in the performance of the securities under our management.

Like most investment advisory and wealth management businesses, the investment advisory contracts we have with our clients are typically terminable by the client without cause upon less than 30 days’ notice. As a result, even short-term declines in the performance of the securities we manage, which can result from factors outside our control, such as adverse changes in market or economic condition or the poor performance of some of the investments we have recommended to our clients, could lead some of our clients to move assets under our management to other asset classes such as broad index funds or treasury securities, or to investment advisors which have investment product offerings or investment strategies different than ours. Therefore, our operating results are heavily dependent on the financial performance of our investment portfolios and the investment strategies we employ in our investment advisory businesses and even short-term declines in the performance of the investment portfolios we manage for our clients, whatever the cause, could result in a decline in assets under management and a corresponding decline in investment management fees, which would adversely affect our results of operations.

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

We are subject to various privacy, information security and data protection laws, including requirements concerning security breach notification, and we could be negatively impacted by these laws.  Moreover, legislators and regulators in the United States and states in which we operate are increasingly adopting or revising privacy, information security and data protection laws that potentially could have a significant impact on our current and planned privacy, data protection and information security-related practices, our collection, use, sharing, retention and safeguarding of consumer or employee information, and some of our current or planned business activities. Generally, these laws increase our costs of compliance and business operations and could reduce income from certain business initiatives as well as the risk that we could face enforcement actions from federal or state agencies or litigation brought by private parties. This includes increased risks of privacy-related enforcement activity at the federal level, by the Federal Trade Commission, as well as at the state level, such as with regard to mobile applications.

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

New legislation, regulatory reform or policy changes, including financial services regulatory reform, enforcement priorities, and antitrust and merger review policies could adversely impact our business.  Legislative and regulatory changes may also result from a change in administrations, and/or changes in the make-up of either the U.S. Senate or U.S. House of Representatives due to changes in governing ideology and governing style.  New appointments to the Board of Governors of the Federal Reserve could affect monetary policy and interest rates, and changes in fiscal policy could affect broader patterns of trade and economic growth.  Future legislation, regulation, and government policy could affect the banking industry as a whole, including our business and results of operations, in ways that are difficult to predict.  In addition, our results of operations also could be adversely affected by changes in the way in which existing statutes and regulations are interpreted or applied by courts or governmental agencies.  At this time, we cannot predict the scope or nature of these changes or assess what the overall effect of such potential changes could be on our results of operations.

Risks Related to Ownership of Our Common Stock

We may not resume the payment of dividends on common stock.

Our stockholders are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Our ability to pay dividends to our stockholders is restricted by Delaware and federal law and the policies and regulations of the Federal Reserve Board, which is our federal banking regulator. In this regard, we have agreed not to pay dividends to our stockholders without the Federal Reserve Board’s prior written consent.  Our ability to pay dividends to stockholders is also dependent on the payment to us of cash dividends by our subsidiaries, FFA and the Bank, which are the primary sources of cash for our payment of dividends. FFA and the Bank are subject to separate statutory or regulatory dividend restrictions that can affect their ability to pay cash dividends to us. FFA’s ability to pay cash dividends to us is restricted under California corporate law. The Bank’s ability to pay dividends to us is limited by various banking statutes and regulations and California law. Moreover, based on their assessment of the financial condition of the Bank or other factors, the FDIC or the DFPI could find that payment of cash dividends by the Bank to us would constitute an unsafe or unsound banking practice, in which event they could restrict the Bank from paying cash dividends, even if the Bank meets the statutory requirements to do so. See the section entitled “Dividend Policy and Restrictions on the Payment of Dividends” in Item 5 of this report below for additional information about our dividend policy and the dividend restrictions that apply to us and to the Bank and FFA. We have agreed that the Bank will not pay any dividends to the Company without the FDIC and DFPI’s prior written approval.  During the year ended December 31, 2024, we paid one quarterly dividend totaling $0.01 per common share for the first quarter with no subsequent quarterly dividends thereafter.  A failure to resume the payment of dividends on our common stock could have a material adverse effect on our business, including the market price of our common stock.

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

If we fail to maintain effective internal control over financial reporting, or if we fail to remediate material weaknesses previously identified, we may not be able to report our financial results accurately and timely.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. In the current year, a material weakness has been identified in our internal controls over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Following identification of the material weakness, we began to implement a number of controls and procedures designed to improve our control environment, which we believe will be sufficient to remediate our previously identified material weakness. Our actions to maintain effective controls and remedy any weakness or deficiency may not be sufficient to result in an effective internal control environment and any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports, impair our access to the capital markets, cause the price of our common stock to decline and subject us to increased regulatory scrutiny and/or penalties, and higher risk of shareholder litigation.

The exercise of our outstanding warrants would increase the number of shares of common stock eligible for future resale in the public market and result in dilution to our existing stockholders.

On July 8, 2024, we raised approximately $228 million of gross proceeds in an equity capital raise with certain investors.  In connection with the July 2024 Capital Raise, we issued warrants (the “Warrants”) affording the holders thereof the right, until the seven-year anniversary of the issuance, to purchase for $5.125 per share, 22,239 shares of our Series C Non-Voting Common Equivalent Stock (the “Series C NVCE Stock”).  Each share of Series C NVCE Stock is convertible into 1,000 shares of common stock, all of which shares of Series C NVCE Stock, upon issuance, will represent the right (on an as converted basis) to receive approximately 22,239,000 shares of common stock.  To the extent the Warrants are exercised and the Series C NVCE Stock converts to common stock, additional shares of our common stock would be issued, which will result in dilution to the then existing holders of our common stock and increase the number of shares of common stock eligible for resale in the public market.  This dilution or the sales of substantial numbers of such shares in the public market could adversely affect the market price of our common stock.

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

We engage third-party services to conduct penetration testing as well as other regular evaluations of our security protocols and processes. Additionally, we assess and monitor the cybersecurity controls of third-party service providers and partners. Ongoing and regular monitoring of our third parties is also managed through our Information Security Program team’s protocols in partnership with the vendor management, enterprise risk management, and internal audit departments.

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

Item 2.    Properties.

The Company’s corporate headquarters is located in Dallas, Texas, at 200 Crescent Court, Suite 1400, Dallas, Texas 75201. The Company has 29 banking offices and 1 loan production office in the states of California, Nevada, Florida, Texas, and Hawaii.  Six of our office buildings are owned and the remaining are leased pursuant to non-cancelable operating leases that will expire between 2025 and 2035.  The building for the office in Auburn, California is owned by us and is on land that is leased under a non-cancellable lease that expires in 2028.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the NYSE under the trading symbol “FFWM”.  As of February 21, 2025, a total of 82,365,388 shares of our common stock were issued and outstanding which were held of record by approximately 8,719 shareholders.  There were no sales of unregistered securities during the fiscal year ended December 31, 2024.

Dividend Policy and Restrictions on the Payment of Dividends

The timing and amount of cash dividends paid to our common stockholders depends on our earnings, capital requirements, financial condition, regulatory approval, and other relevant factors, as determined by our Board of Directors.  Our ability to pay dividends to our stockholders is also subject to the restrictions set forth in the Delaware General Corporation Law (the “DGCL”) and the regulatory authority of the Federal Reserve.  During the year ended December 31,

2024, the Company paid a quarterly dividend totaling $0.01 per common share for the first quarter, but elected to suspend its dividends thereafter.

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

Repurchases of Common Stock

The Company adopted a stock repurchase program on April 26, 2022, pursuant to which the Company may repurchase up to $75 million of its common stock.  This stock repurchase program, which has no stated expiration date, replaced and superseded the stock repurchase program approved by the Board of Directors on October 30, 2018, which had authorized the Company to repurchase up to 2,200,000 shares of its common stock.   During 2024, the Company did not repurchase any shares of common stock.  The following table provides information relating to the Company’s purchases of shares of its common stock during the fourth quarter of 2024:

			Total Number of	Approximate Dollar
	Total Number		Shares Purchased	Value of Shares That
	of Shares	Price Paid Per	as Part of Publicly	May Yet Be Purchased
Purchase Dates	Purchased	Share	Announced Program	Under the Program
October 1 to October 31, 2024	-	$-	-	$71,518,400
November 1 to November 30, 2024	-	-	-	71,518,400
December 1 to December 31, 2024	-	-	-	71,518,400
Total	-		-

Stock Performance Graph

The following graph shows a comparison from December 31, 2020 through December 31, 2024 of the cumulative total return for our common stock, compared against (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members, by market cap, (ii) the Russell 3000 Index, which measures the performance of the smallest 3,000 members, by market cap, of the Russell Index, and (iii) an index published by SNL Securities L.C. (“SNL”) and known as the KBW Nasdaq Regional Bank Index.

The stock performance graph assumes that $100 was invested in Company common stock at the close of market on December 31, 2020, and, at that same date, in the Russell 2000 Index, the Russell 3000 Index and the KBW Nasdaq Regional Bank Index and that any dividends paid in the indicated periods were reinvested. Shareholder returns shown in the stock performance graph are not necessarily indicative of future stock price performance.

	Period Ending
	12/31/2020	12/31/2021	12/31/2022	12/31/2023	12/31/2024

First Foundation Inc. (FFWM)	100.00	124.86	71.97	48.62	31.19
Russell 2000 Index	100.00	113.69	89.18	102.64	112.93
Russell 3000 Index	100.00	124.60	99.08	122.81	150.01
KBW Regional Bank Index	100.00	133.20	120.61	115.78	126.88

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

Item 6.    Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the year ended December 31, 2024, as compared to our results of operations in the year ended December 31, 2023; in our results of operations in the year ended December 31, 2023, as compared to our results of operations in the year ended December 31, 2022; and our financial condition at December 31, 2024 as compared to our financial condition at December 31, 2023. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Some of the factors that could cause results to differ materially from expectations are discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” contained elsewhere in this Annual Report on Form 10-K.

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

Allowance for Credit Losses – Loans Held for Investment. Our ACL for loans held for investment is established through a provision for credit losses charged to expense and may be reduced by a recapture of previously established loss reserves, which are also reflected in the statement of income. Loans are charged against the ACL when management believes that collectability of the principal is unlikely.  The ACL represents management’s estimate of current expected credit losses over the remaining expected life of the loans held for investment.  The ACL involves significant judgement on a number of matters including assessment of key credit risk characteristics, assignment of credit ratings, valuation of collateral, the determination of remaining expected life, incorporation of historical default and loss experience, and a development and weighting of macroeconomic forecasts.  The Company reviews baseline and alternative economic scenarios from Moody’s and quarterly projections of federal funds target rates from the FOMC for consideration as quantitative factors and applies a two-year time horizon prior to gradually reverting to our historical loss experience, which continues to be deemed reasonable and supportable. While we use the best information available to make this evaluation, future adjustments to our ACL may be necessary if there are significant changes in economic or other conditions that can affect the collectability in full of loans in our loan portfolios. See Note 5: Allowance for Credit Losses, in the consolidated financial statements for additional information related to the Company’s allowance for credit losses on loans.

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

Overview and Recent Developments

For the year ended December 31, 2024, the Company reported a net loss of $92.4 million, compared to a net loss of $199.1 million for 2023.  Current year results were impacted by a $117.5 million LOCOM adjustment resulting from the August 2024 reclassification of a portion of the Company’s multifamily loan portfolio totaling $1.9 billion principal balance from loans held for investment to loans held for sale.  The LOCOM adjustment is included as a component of noninterest income in the consolidated statement of operations.  See Note 4: Loans in the consolidated financial statements for additional information related to loans.  Prior year results were impacted by a $215.3 million goodwill impairment charge which was recorded in the second quarter of 2023.  See Note 8: Goodwill and Core Deposit Intangibles in the consolidated financial statements for additional information related to goodwill. Net interest income before provision (reversal) of credit losses totaled $161.9 million for the year ended December 31, 2024, compared to $202.8 million for 2023.  Net interest margin (“NIM”) was 1.40% for the year ended December 31, 2024, compared to 1.59% for 2023. Noninterest income, excluding the aforementioned LOCOM adjustment totaled $51.6 million for the year ended December

31, 2023, compared to $49.4 million for 2023.  Noninterest expense totaled $233.5 million for the year ended December 31, 2024, compared to $237.0 million, excluding the aforementioned goodwill impairment charge for the year ended December 31, 2023.

At December 31, 2024, total assets of $12.6 billion decreased $682 million or 5.1%, from total assets of $13.3 billion at December 31, 2023.  The decrease in total assets consisted primarily of decreases in total loans of $951 million, and cash and cash equivalents of $310 million offset by increases in investment securities of $533 million and deferred taxes of $48 million.  Activity in total loans, which includes loans held for investment and loans held for sale consisted of the following:

(dollars in thousands)	2024	2023
Loans - beginning balance January 1,	$10,177,802	$10,726,193
Originations and advances	1,548,263	1,538,237
Payoffs, paydowns and other	(1,918,798)	(2,086,628)
Sales	(489,383)	—
LHFS mark-to-market change	(90,672)	—
Loans - ending balance December 31,	$9,227,212	$10,177,802

Cash and cash equivalents as a percentage of total assets totaled 8% at December 31, 2024, compared to 10% at December 31, 2023.  The increase in investment securities included $1.1 billion in net purchases of securities available-for-sale, offset by $608 million in maturities of securities available-for-sale and securities held-for-investment during the year.  The net purchases of securities available-for-sale largely consisted of agency mortgage-backed securities.

At December 31, 2024, total liabilities of $11.6 billion decreased $810 million or 6.5%, from total liabilities of $12.4 billion at December 31, 2023.  The decrease in total liabilities included decreases in deposits of $818.7 million, and accounts payable and other liabilities of $7.7 million, offset by an increase in borrowings of $16.4 million.  The decrease in deposits was largely due to a $993 million decrease in wholesale deposits, consisting largely of higher cost brokered certificates of deposit and other brokered deposits, offset by a $174 million increase in core deposits.  Proceeds from the December 2024 sale of $489 million in multifamily loans held for sale were utilized to pay down the brokered deposits.

Deposit mix consisted of the following at December 31:

	2024			2023
			Weighted			Weighted
			Average			Average
(dollars in thousands)	Amount	% of Total	Rate	Amount	% of Total	Rate
Demand deposits:
Noninterest-bearing	$1,956,628	19.8%	—	$1,467,806	13.7%	—
Interest-bearing	1,995,397	20.2%	3.29%	2,881,786	27.0%	2.94%
Money market and savings	3,524,801	35.7%	3.60%	3,195,670	29.9%	3.81%
Certificates of deposit	2,393,453	24.2%	4.72%	3,143,670	29.4%	4.87%
Total	$9,870,279	100.0%	3.09%	$10,688,932	100.0%	3.36%

At December 31, 2024, total shareholders’ equity of $1.1 billion increased $128 million from total shareholder’s equity of $925 million at December 31, 2023.  The increase in shareholders’ equity was largely due to the $214.5 million in net proceeds received from the July 2024 capital raise, and a $5.3 million increase in accumulated other comprehensive income, offset by the $92.4 million net loss for the year.

Results of Operations

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of AUM.

The following tables show key operating results for each of our business segments for the years ended December 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2024:
Interest income	$610,996	$—	$—	$610,996
Interest expense	421,503	—	6,849	428,352
Net interest income	189,493	—	(6,849)	182,644
Provision for credit losses	20,700	—	—	20,700
Noninterest income	22,518	30,583	(1,456)	51,645
LHFS LOCOM adjustment	(117,517)	—	—	(117,517)
Noninterest expense	205,017	23,033	5,402	233,452
(Loss) income before income taxes	(131,223)	7,550	(13,707)	(137,380)
Income tax (benefit) expense	(43,790)	2,129	(3,312)	(44,973)
Net (loss) income	$(87,433)	$5,421	$(10,395)	$(92,407)
2023:
Interest income	$573,691	$—	$—	$573,691
Interest expense	364,310	—	7,076	371,386
Net interest income	209,381	—	(7,076)	202,305
Provision (reversal) for credit losses	(482)	—	—	(482)
Noninterest income	21,540	29,358	(1,547)	49,351
Noninterest expense
Goodwill impairment	215,252	—	—	215,252
Operating	210,514	22,100	4,336	236,950
(Loss) income before income taxes	(194,363)	7,258	(12,959)	(200,064)
Income tax expense (benefit)	560	2,072	(3,632)	(1,000)
Net (loss) income	$(194,923)	$5,186	$(9,327)	$(199,064)

Years Ended December 31, 2024 and 2023.

Combined net loss for 2024 was $92.4 million, compared to net loss of $199.1 million for 2023. Combined net loss before taxes for 2024 was $137.4 million, compared to net loss before taxes of $200.1 million for 2023. Excluding the LHFS LOCOM adjustment, combined net loss before taxes was $19.9 million in the current year.  Excluding the $215.3 million goodwill impairment charge, combined net income before taxes was $15.2 million in 2023.  The $35.1 million decrease in combined net income before taxes was primarily due to a decrease in net income before taxes for the Banking segment.  The change in net income for the Banking segment was largely due to an increase in the provision for credit losses of $21.2 million and a decrease in net interest income of $19.9 million; offset by an increase in noninterest income of $0.1 million and a decrease in noninterest operating expense of $5.5 million. Net interest income, noninterest income, and noninterest expense are discussed in more detail in the tables that follow. The increase in Wealth Management net income before taxes of $0.3 million was due to a $1.2 million increase in noninterest income, offset by a $1.0 million increase in noninterest expense.

Combined income tax benefit for 2024 was $45.0 million, compared to income tax benefit of $1.0 million for 2023. Annual effective tax rates for 2024 and 2023 were 32.7% and 0.50%, respectively. The increase in the effective tax rate was predominately due to the decrease in pretax loss to $137.4 million in the current year compared to $200.1 million in the prior year as well as the tax treatment and impact of the goodwill impairment charge to the prior year’s effective tax rate.  Our statutory tax rates were 27.8% and 28.2% for 2024 and 2023, respectively.

Net Interest Income. The principal component of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest rate spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Our net interest income, net interest rate spread, and net interest margin are sensitive to general business and economic conditions. We manage  net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to interest-earning assets, and the growth and maturity of earning assets. For further discussion on our interest rate risk management practices, see “Interest Rate Risk Management” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	Year Ended December 31:
	2024			2023
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans, including LHFS	$10,005,219	$474,322	4.74%	$10,477,485	$488,718	4.66%
Securities AFS	1,207,223	64,593	5.35%	459,279	22,023	4.80%
Securities HTM	751,926	17,356	2.31%	819,945	17,889	2.18%
Cash, FHLB stock, and fed funds	1,054,515	54,725	5.19%	981,593	45,061	4.59%
Total interest-earning assets	13,018,883	610,996	4.69%	12,738,302	573,691	4.50%
Noninterest-earning assets:
Nonperforming assets	23,729			12,659
Other	255,070			367,036
Total assets	$13,297,682			$13,117,997
Interest-bearing liabilities:
Demand deposits	$2,373,085	92,572	3.90%	$2,380,373	84,740	3.56%
Money market and savings	3,406,861	133,822	3.93%	3,147,427	105,522	3.35%
Certificates of deposit	2,700,995	132,120	4.89%	2,661,375	120,499	4.53%
Total interest-bearing deposits	8,480,941	358,514	4.23%	8,189,175	310,761	3.79%
Borrowings	1,539,413	62,989	4.09%	1,153,068	53,791	4.67%
Subordinated debt	173,426	6,849	3.95%	173,364	6,834	3.94%
Total interest-bearing liabilities	10,193,780	428,352	4.20%	9,515,607	371,386	3.90%
Noninterest-bearing liabilities:
Demand deposits	1,973,605			2,440,561
Other liabilities	129,394			138,161
Total liabilities	12,296,779			12,094,329
Shareholders’ equity	1,000,903			1,023,668
Total liabilities and equity	$13,297,682			$13,117,997
Net Interest Income		$182,644			$202,305
Net Interest Rate Spread			0.49%			0.60%
Net Interest Margin			1.40%			1.59%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes between 2024 as compared to 2023.

	Increase (Decrease) due to		Net Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest earned on:
Loans, including LHFS	$(22,290)	$7,894	$(14,396)
Securities AFS	39,799	2,771	42,570
Securities HTM	(1,536)	1,003	(533)
Cash, FHLB stock, and fed funds	3,507	6,157	9,664
Total interest-earning assets	19,480	17,825	37,305
Interest paid on:
Demand deposits	(261)	8,093	7,832
Money market and savings	9,182	19,118	28,300
Certificates of deposit	1,818	9,803	11,621
Borrowings	16,537	(7,339)	9,198
Subordinated debt	3	12	15
Total interest-bearing liabilities	27,279	29,687	56,966
Net interest (expense) income	$(7,799)	$(11,862)	$(19,661)

Net interest income was $182.6 million for the year ended December 31, 2024, compared to $202.3 million for 2023. The overall decrease in net interest income from the year-ago period was primarily driven by rates on interest-bearing liabilities increasing faster than rates on interest-earning assets, and interest-bearing liability balances increasing at a higher rate than those of interest-earning assets.

Interest income increased to $611.0 million for the year ended December 31, 2024, compared to $573.7 million for 2023. The increase in interest income was due to increases in both average interest-earning asset balances as well as average yields earned on such balances. Average interest-earning asset balances increased 2.20% to $13.0 billion for the year ended December 31, 2024, compared to $12.7 billion for 2023. Yields on interest-earning assets averaged 4.69% for the year ended December 31, 2024, compared to 4.50% for 2023, an increase of 19 basis points.  Yields on interest-earning assets increased due to increases in yields on loans (including LHFS), securities, and cash balances compared to the prior year.  Yields on loans increased to 4.74% in the current year compared to 4.66% in the prior year.  Yields on new loan fundings averaged 8.08% for the year ended December 31, 2024, compared to 7.94% for 2023.  Yields on securities AFS increased to 5.35% for the year ended December 31, 2024, compared to 4.80% for 2023, largely due to the current year acquisition of higher-yielding and highly liquid AFS securities, primarily agency mortgage-backed securities.  Yields on cash balances increased to 5.19% for the year ended December 31, 2024, compared to 4.59% for 2023, primarily due to increases in rates earned on fed funds and other deposits held at the Federal Reserve.

Interest expense increased to $428.4 million for the year ended December 31, 2024, compared to $371.4 million for 2023.  The increase in interest expense was due to increases in both average interest-bearing liability balances as well as average rates paid on such balances.  Average interest-bearing liability balances, consisting of interest-bearing deposits, borrowings, and subordinated debt, increased 7.1% to $10.2 billion for the year ended December 31, 2024, compared to $9.5 billion for 2023.  Rates on interest-bearing liability balances averaged 4.20% for the year ended December 31, 2024, compared to 3.90% for 2023, an increase of 30 basis points.  Rates on interest-bearing liabilities increased primarily due to an increase in rates paid on interest-bearing deposits, which averaged 4.23% for the year ended December 31, 2024, compared to 3.79% for 2023, offset by a decrease in rates paid on borrowings which averaged 4.09% for the year ended December 31, 2024, compared to 4.67% for 2023.  Average balances of interest-bearing deposits increased 3.6% to $8.5 billion for the year ended December 31, 2024, compared to $8.2 billion for 2023, with the increase largely in higher cost of funds deposit accounts such as money market savings and certificates of deposit.  Average borrowings increased while the Company locked-in lower-rate term borrowings and utilized the borrowings primarily to purchase higher-yielding, high-quality securities to improve the balance sheet’s rate profile and more efficiently enhance recurring revenue.  The average rate paid on borrowings decreased to 4.09% for the year ended December 31, 2024, compared to 4.67% for 2023.  During the fourth quarter of 2024, $266.6 million in Bank Term Funding Program (“BTFP”) borrowings at a rate of 4.76% from the Federal Reserve Bank were repaid in full.  Borrowings outstanding totaled $1.4 billion at December 31, 2024, compared to $1.4 billion at December 31, 2023.

The 0.19% increase in average yield earned on interest-earning assets was offset by a 0.30% increase in average rate paid on interest-bearing liability balances, resulting in a contraction of NIM for the year ended December 31, 2024. NIM was 1.40% for the year ended December 31, 2024, compared to 1.59% for 2023.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the expected lifetime credit losses in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us.  For 2024, we recorded a provision for credit losses of $20.7 million.  For 2023, we recorded a reversal of provision for credit losses of $0.5 million.  The increase in provision for credit losses for 2024 was due primarily to net charge-offs of $17.9 million for the year ending December 31, 2024, compared to net charge-offs of $3.1 million for 2023.  Of the $17.9 million in net charge-offs for the year, $17.1 million were recorded in the fourth quarter of 2024.  Of the $17.1 million in fourth quarter net charge-offs, $13.4 million was the full write-off of three commercial relationships with inadequate pay performance, sustained operating losses, and insufficient collateral protection.  We do not believe these three commercial relationships are representative of the overall loan portfolio credit profile.  Also contributing to the fourth quarter net charge-offs were additional equipment finance loans with little-to-no collateral and one multifamily loan charge-off in the amount of $657 thousand.  At December 31, 2024, the allowance for credit losses on the loan portfolio was $32.3 million or 0.41% of total loans held for investment, compared to $29.2 million and 0.29% at December 31, 2023.  The increase was due primarily to the aforementioned increase in net charge-offs, as well as an increase in the qualitative reserve portion of the overall ACL, reflecting updated adjustment for the repricing and interest rate risks in the multifamily portfolio, the potential risk associated with substandard loans not impaired, increased reserves for the equipment finance loans and potential impact of the continued high rates on the C&I loan portfolio.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, securities, and REO, gains from capital market activities, and changes in the valuation of the loans held for sale portfolio.  The following table provides a breakdown of noninterest income for Banking for the years ended December 31:

(dollars in thousands)	2024	2023
Year Ended December 31:
Trust and consulting fees	$6,767	$7,107
Loan related fees	5,608	7,213
Deposit charges	1,843	2,020
Gain on sale of loans	5,068	—
Gain on sale of securities available-for-sale	1,204	2,304
Capital market activities	1,673	—
Loss on sale of assets	(382)	—
Gain on sale of REO	679	—
LHFS LOCOM adjustment	(120,810)	—
Other	3,351	2,896
Total noninterest income	$(94,999)	$21,540

Noninterest income in Banking was ($95.0) million for the year ended December 31 2024, compared to $21.5 million for 2023. The $116.5 million decrease in noninterest income in Banking was due primarily to a $120.8 million LHFS LOCOM adjustment.  In August 2024, the Company transferred $1.9 billion principal balance of multifamily loans from loans held for investment to loans held for sale and recorded a $117.5 million LOCOM adjustment at the time of transfer.  In December 2024, $489 million principal balance of the transferred loans were sold.  The remaining $1.4 billion in transferred loans were evaluated for impairment and written down to fair value as of December 31, 2024, resulting in an additional $3.3 million LOCOM adjustment being recorded.  Excluding the LHFS LOCOM adjustment, noninterest income would have been $25.8 million for the year ended December 31, 2024, compared to $21.5 million for 2023.  The increase in noninterest income is largely due to gains on the sale of loans and REO, and capital market activities associated with our cash-flow hedge, offset by decreases in trust and consulting fees, loan related fees, deposit charges, and gains on the sale of securities available for sale.  The decrease in trust fees was due to a decrease in average fees earned on trust assets under advisement.  Average trust asset balances under advisement remained modestly constant at $1.2 billion for the years ended December 31, 2024 and 2023.  The decrease in loan related fees was largely due to a decrease in prepayment fees, as early payoffs of loans decreased from year-ago levels.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the years ended December 31:

(dollars in thousands)	2024	2023
Noninterest income	$30,583	$29,358

Noninterest income for Wealth Management was $30.6 million for the year ended December 31, 2024, compared to $29.4 million for 2023.  The $1.2 million increase was due to an increase in fees earned on AUM balance as average AUM balances increased to $5.5 billion for the year ended December 31, 2024, compared to $5.2 billion for 2023.

The following table summarizes the activity in our AUM for the periods indicated:

		Existing account
	Beginning	Additions/	New
(dollars in thousands)	Balance	Withdrawals	Accounts	Terminations	Performance	Ending balance
Year Ended December 31, 2024:
Fixed income	$1,849,056	$(131,210)	$48,038	$(44,645)	$(70,516)	$1,650,723
Equities	2,609,033	(28,621)	185,487	(144,211)	310,838	2,932,526
Cash and other	791,859	(62,887)	99,012	(55,238)	89,885	862,631
Total	$5,249,948	$(222,718)	$332,537	$(244,094)	$330,207	$5,445,880

Year Ended December 31, 2023:
Fixed income	$1,699,554	$34,536	$137,732	$(128,917)	$106,151	$1,849,056
Equities	2,383,268	(164,461)	82,540	(231,240)	538,926	2,609,033
Cash and other	902,455	(205,819)	71,226	(58,055)	82,052	791,859
Total	$4,985,277	$(335,744)	$291,498	$(418,212)	$727,129	$5,249,948

AUM balances were $5.4 billion at December 31, 2024, compared to $5.2 billion at December 31, 2023. The $196 million increase in AUM for the year ended December 31, 2024, was largely the result of portfolio gains of $330 million and new accounts of $333 million, offset by terminations and net existing account additions/withdrawals of $467 million. Portfolio gains reflected overall performance gains in the equity and fixed income markets during 2024.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the years ended December 31:

	Banking		Wealth Management
(dollars in thousands)	2024	2023	2024	2023
Year Ended December 31:
Compensation and benefits	$64,954	$67,114	$16,602	$16,049
Occupancy and depreciation	35,609	34,886	1,868	1,913
Professional services and marketing	12,574	9,626	3,825	3,487
Customer service costs	63,586	76,806	—	—
Other	28,294	22,082	738	651
Total operating expense	205,017	210,514	23,033	22,100
Goodwill impairment	—	215,252	—	—
Total noninterest expense	$205,017	$425,766	$23,033	$22,100

Noninterest expense in Banking was $205.0 million for the year ended December 31, 2024, compared to $210.5 million for 2023, excluding the $215.3 million goodwill impairment charge.  The $5.5 million decrease in operating noninterest expense in Banking was largely due to a $13.2 million decrease in customer service costs, and a $2.2 million decrease in compensation and benefits, offset by a $6.2 million increase in other noninterest expense, a $2.9 million increase in professional services and marketing, and a $0.7 million increase in occupancy and depreciation. The decrease in customer service costs was due to a decrease in the average rates paid on depository accounts receiving earnings credits and a decrease in the average balances receiving earnings credits.  The decrease in compensation and benefit costs was primarily due to decreased staffing levels during 2024, compared to levels during 2023.  Average Banking full-time employees (“FTEs “) were 491.3 for 2024, compared 539.8 for 2023, a reduction of 9.0%.  Staffing levels remained at reduced levels during 2024 after reductions were made in the first half of 2023 and reflect management’s continued focus on containing costs and maximizing efficiency.  The $6.2 million increase in other noninterest expense is largely due to an increase in deposit insurance assessment expense, following the FDIC’s implementation of a special assessment to recover the losses sustained to its deposit insurance fund following the closure of several large banks during 2023.  Collections of the special assessment began with the first quarterly assessment period of 2024.  The $2.9 million increase in professional services and marketing expense was largely attributable to increases in legal and accounting expense.  The $0.7 million increase in occupancy and depreciation expense was largely due to the write-off of previously incurred software development costs.

Noninterest expense in Wealth Management was $23.0 million for the year ended December 31, 2024, compared to $22.1 million for 2023. The $0.9 million increase in noninterest expense in Wealth Management was largely due to a $0.6 million increase in compensation and benefits and $0.3 million increase in professional services and marketing expense, offset by a small decrease in occupancy and depreciation expense.  The increase in compensation and benefit costs was primarily due to an increase in commission expense compared to the year-ago period as average AUM balances increased for the year ended December 31, 2024, compared to 2023. Average Wealth Management FTEs were 62.6 for the year ended December 31, 2024, compared to 65.7 for 2023.  The increase in professional services and marketing expense were largely due to increases in advisor network and referral fees as well as legal and accounting fees.

Years Ended December 31, 2023 and 2022.

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

	2023			2022
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$10,477,485	$488,718	4.66%	$9,139,349	$370,078	4.05%
Securities AFS	459,279	22,023	4.80%	413,220	11,183	2.71%
Securities HTM	819,945	17,889	2.18	760,489	15,228	2.00%
Cash, FHLB stock, and fed funds	981,593	45,061	4.59%	625,351	7,389	1.18%
Total interest-earning assets	12,738,302	573,691	4.50%	10,938,409	403,878	3.69%
Noninterest-earning assets:
Nonperforming assets	12,659			10,609
Other	367,036			459,072
Total assets	$13,117,997			$11,408,090
Interest-bearing liabilities:
Demand deposits	$2,380,373	84,740	3.56%	$2,370,323	24,273	1.02%
Money market and savings	3,147,427	105,522	3.35%	2,783,825	24,565	0.88%
Certificates of deposit	2,661,375	120,499	4.53%	814,906	13,007	1.60%
Total interest-bearing deposits	8,189,175	310,761	3.79%	5,969,054	61,845	1.04%
Borrowings	1,153,068	53,791	4.67%	590,934	16,977	2.87%
Subordinated debt	173,364	6,834	3.94%	164,004	6,366	3.88%
Total interest-bearing liabilities	9,515,607	371,386	3.90%	6,723,992	85,188	1.27%
Noninterest-bearing liabilities:
Demand deposits	2,440,561			3,474,657
Other liabilities	138,161			112,590
Total liabilities	12,094,329			10,311,239
Stockholders’ equity	1,023,668			1,096,851
Total liabilities and equity	$13,117,997			$11,408,090
Net Interest Income		$202,305			$318,690
Net Interest Rate Spread			0.60%			2.42%
Net Interest Margin			1.59%			2.91%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes between 2023 as compared to 2022.

	Increase (Decrease) due to		Net Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest earned on:
Loans	$58,226	$60,414	$118,640
Securities AFS	1,368	9,472	10,840
Securities HTM	1,240	1,421	2,661
Cash, FHLB stock, and fed funds	6,210	31,462	37,672
Total interest-earning assets	67,044	102,769	169,813
Interest paid on:
Demand deposits	118	60,349	60,467
Money market and savings	3,612	77,345	80,957
Certificates of deposit	59,368	48,124	107,492
Borrowings	22,234	14,580	36,814
Subordinated debt	367	101	468
Total interest-bearing liabilities	85,699	200,499	286,198
Net interest income	$(18,655)	$(97,730)	$(116,385)

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

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale leaseback, and gain on sale of securities available-for-sale. The following table provides a breakdown of noninterest income for Banking for the years ended December 31:

(dollars in thousands)	2023	2022
Trust and consulting fees	$7,107	$9,790
Loan related fees	7,213	9,228
Deposit charges	2,020	2,508
Gain on sale leaseback	—	1,061
Gain on sale of securities available-for-sale	2,304	—
Other	2,896	3,561
Total noninterest income	$21,540	$26,148

Noninterest income in Banking was $21.5 million for the year ended December 31 2023, compared to $26.1 million for 2022. The $4.6 million decrease in noninterest income in Banking was due primarily to a $2.6 million decrease in trust fees and a $2.0 million decrease in loan-related fees.  The decrease in trust fees was due to a decrease in average fees earned on trust assets under advisement.  Trust asset balances under advisement remained constant at $1.3 billion as of both December 31, 2023 and 2022.  The decrease in loan-related fees was due to a decrease in prepayment fees, as early payoffs of loans decreased from year-ago levels.

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

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and Elimination entries used to arrive at our consolidated totals which are included in the column labeled Other, at December 31:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
2024:
Cash and cash equivalents	$1,015,832	$20,668	$(20,368)	$1,016,132
Securities AFS, net	1,313,885	—	—	1,313,885
Securities HTM, net	712,105	—	—	712,105
Loans held for sale	1,285,819	—	—	1,285,819
Loans held for investment, net	7,909,091	—	—	7,909,091
Investment in FHLB stock	37,869	—	—	37,869
Accrued interest receivable	54,804	—	—	54,804
Deferred taxes	69,669	(3,004)	9,985	76,650
Premises and equipment, net	35,492	178	136	35,806
Real estate owned ("REO")	6,210	—	—	6,210
Bank owned life insurance	49,993	—	—	49,993
Core deposit intangibles	3,558	—	—	3,558
Derivative assets	5,086	—	—	5,086
Other assets	112,485	524	25,248	138,257
Total assets	$12,611,898	$18,366	$15,001	$12,645,265
Deposits	$9,898,339	$—	$(28,060)	$9,870,279
Borrowings	1,425,369	—	—	1,425,369
Subordinated debt	—	—	173,459	173,459
Intercompany balances	(1,031)	(2,046)	3,077	—
Accounts payable and other liabilities	100,549	2,406	19,840	122,795
Shareholders’ equity	1,188,672	18,006	(153,315)	1,053,363
Total liabilities and equity	$12,611,898	$18,366	$15,001	$12,645,265
2023:
Cash and cash equivalents	$1,326,237	$4,746	$(4,354)	$1,326,629
Securities AFS, net	703,226	—	—	703,226
Securities HTM, net	789,578	—	—	789,578
Loans held for investment, net	10,148,597	—	—	10,148,597
Investment in FHLB stock	24,613	—	—	24,613
Accrued interest receivable	54,163	—	—	54,163
Deferred taxes	26,917	183	2,042	29,142
Premises and equipment, net	39,639	150	136	39,925
Real estate owned ("REO")	8,381	—	—	8,381
Bank owned life insurance	48,653			48,653
Core deposit intangibles	4,948	—	—	4,948
Other assets	123,652	533	25,208	149,393
Total assets	$13,298,604	$5,612	$23,032	$13,327,248
Deposits	$10,708,549	$—	$(19,617)	$10,688,932
Borrowings	1,409,056	—	—	1,409,056
Subordinated debt	—	—	173,397	173,397
Intercompany balances	2,604	(9,079)	6,475	—
Accounts payable and other liabilities	108,434	2,196	19,890	130,520
Shareholders’ equity	1,069,961	12,495	(157,113)	925,343
Total liabilities and equity	$13,298,604	$5,612	$23,032	$13,327,248

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets or liabilities.

During 2024, total assets decreased by $682 million primarily due to decreases in total loans and cash and cash equivalents, offset by increases in investment securities and deferred taxes.  During 2024, total liabilities decreased $810 million primarily due to decreases in deposits, and accounts payable and other liabilities, offset by an increase in borrowings.  During 2024, total shareholders’ equity increased by $128 million due largely to $214.5 million in net proceeds from the July 2024 capital raise, and a $5.3 million increase in accumulated other comprehensive income, offset by the net loss of $92.4 million for the year ended December 31, 2024.

For additional information on the changes in total assets, liabilities, and shareholders’ equity, see “Overview and Recent Developments” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and cash equivalents, certificates of deposit and securities: Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, decreased by $310 million at December 31, 2024, compared to December 31, 2023.  Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding including deposits and borrowings.

Securities available-for-sale:: The following table provides a summary of the Company’s AFS securities portfolio at December 31:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
2024:
Collateralized mortgage obligations	$11,121	$—	$(1,279)	$—	$9,842
Agency mortgage-backed securities	1,126,861	2,308	(7,543)	—	1,121,626
Municipal bonds	48,921	—	(3,386)	—	45,535
SBA securities	9,236	2	(93)	—	9,145
Beneficial interests in FHLMC securitization	4,619	—	—	(3,377)	1,242
Corporate bonds	133,767	—	(7,193)	(757)	125,817
U.S. Treasury	700	—	(22)	—	678
Total	$1,335,225	$2,310	$(19,516)	$(4,134)	$1,313,885

2023:
Collateralized mortgage obligations	$8,946	$—	$(1,341)	$—	$7,605
Agency mortgage-backed securities	106,733	1,028	(414)	—	107,347
Municipal bonds	49,473	—	(3,037)	—	46,436
SBA securities	13,631	2	(106)	—	13,527
Beneficial interests in FHLMC securitization	14,473	4	(418)	(6,818)	7,241
Corporate bonds	138,858	—	(15,176)	(1,402)	122,280
U.S. Treasury	399,375	—	(585)	—	398,790
Total	$731,489	$1,034	$(21,077)	$(8,220)	$703,226

Excluding the allowance for credit losses, the increase in AFS securities in 2024 compared to 2023 was due primarily to the purchases of $1.3 billion of agency mortgage-backed securities and $0.5 billion in U.S. Treasury securities, offset by $0.9 billion in sales and maturities of  U.S. Treasury securities, $0.2 billion in sales and maturities of agency mortgage-backed securities, and $0.1 billion in principal payments received.  The change in allowance for credit losses of $4.1 million from 2023 to 2024 was largely due to an impairment charge related to an interest-only strip security within the FHLMC securitization portfolio that was near maturity.

The scheduled maturities of securities AFS and the related weighted average yields were as follows as of December 31, 2024:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
Amortized Cost:
Collateralized mortgage obligations	$—	$276	$154	$10,691	$11,121
Agency mortgage-backed securities	48	2,992	—	1,123,821	1,126,861
Municipal bonds	2,594	14,874	29,218	2,235	48,921
SBA securities	—	418	388	8,430	9,236
Beneficial interests in FHLMC securitization	—	4,619	—	—	4,619
Corporate bonds	—	61,961	66,282	5,524	133,767
U.S. Treasury	200	500	—	—	700
Total	$2,842	$85,640	$96,042	$1,150,701	$1,335,225
Weighted average yield	1.99%	5.83%	3.01%	5.50%	5.34%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$256	$150	$9,436	$9,842
Agency mortgage-backed securities	47	2,882	—	1,118,697	1,121,626
Municipal bonds	2,573	14,120	27,065	1,777	45,535
SBA securities	—	416	388	8,341	9,145
Beneficial interests in FHLMC securitization	—	4,619	—	—	4,619
Corporate bonds	—	60,318	61,889	4,367	126,574
U.S. Treasury	200	478	—	—	678
Total	$2,820	$83,089	$89,492	$1,142,618	$1,318,019

Securities held-to-maturity: The following table provides a summary of the Company’s HTM securities portfolio at December 31:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
2024:
Agency mortgage-backed securities	$712,105	$—	$(75,265)	$—	$636,840
Total	$712,105	$—	$(75,265)	$—	$636,840

2023:
Agency mortgage-backed securities	$789,578	$1	$(79,558)	$—	$710,021
Total	$789,578	$1	$(79,558)	$—	$710,021

The scheduled maturities of securities HTM, and the related weighted average yields were as follows, as of December 31, 2024:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2024
Amortized Cost:
Agency mortgage-backed securities	$—	$4,542	$8,900	$698,663	$712,105
Total	$—	$4,542	$8,900	$698,663	$712,105
Weighted average yield	—%	0.99%	1.58%	2.24%	2.22%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$4,287	$8,128	$624,425	$636,840
Total	$—	$4,287	$8,128	$624,425	$636,840

See Note 3: Securities of the notes to the consolidated financial statements for additional information on our investment securities portfolio.

Loans. The following table sets forth our loans held for investment, by loan category, as of December 31:

	December 31, 2024		December 31, 2023

		Percentage of		Percentage of
(dollars in thousands)	Amount	Total Loans	Amount	Total Loans
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$3,341,823	42.1%	$5,227,885	51.5%
Single family	873,491	11.0%	950,712	9.4%
Total real estate loans secured by residential properties	4,215,314	53.1%	6,178,597	60.8%
Commercial properties	904,167	11.4%	987,596	9.7%
Land and construction	69,246	0.9%	137,298	1.4%
Total real estate loans	5,188,727	65.4%	7,303,491	71.9%
Commercial and industrial loans	2,746,351	34.6%	2,856,228	28.1%
Consumer loans	1,137	0.0%	1,328	0.0%
Total loans	7,936,215	100.0%	10,161,047	100.0%
Premiums, discounts and deferred fees and expenses	5,178		16,755
Total	$7,941,393		$10,177,802

In August 2024, a portion of the Company’s multifamily portfolio totaling $1.9 billion in principal balance was reclassified from loans held for investment to loans held for sale.  In December 2024, the Company sold $489 million in principal balance of the transferred loans.  Loans held for sale, net of deferred fees, are accounted for at the lower of amortized cost or fair value and totaled $1.3 billion as of December 31, 2024, and consisted entirely of multifamily loans.  Loans held for sale are excluded from the table above.

Total loans (including loans held for sale) decreased by $951 million at December 31, 2024 compared to December 31, 2023, largely due to loan origination and fundings totaling $1.5 billion, offset by loan payoffs and paydowns of $1.9 billion, loan sales of $489 million, and a $90.7 million LHFS mark-to-market valuation change on the remaining loans held for sale.  The decrease in total loans from the prior year end aligns with management’s strategy to reduce exposure to low-coupon fixed-rate loans and our r concentration in multifamily CRE loans through past and future loan sales and selectively focusing future loan growth in customer/client relationship banking products such as C&I loans.

At December 31, 2024, average current loan-to-value (“LTV”) ratios for all multifamily loans (including those included in loans held for sale) and single-family residential loans were 53.6% and 54.1%, respectively.  At December 31, 2023, average current LTV ratios for the multifamily and single-family residential loans were 54.9% and 54.3%, respectively.

At December 31, 2024, $904 million of the loan portfolio consisted of loans secured by commercial real estate properties, consisting of non-owner occupied and owner-occupied loans, respectively.  Non-owner occupied CRE loans totaled approximately $565 million and consisted of a diversified mix of retail, office, hospitality, industrial, medical, and other real estate loans.  The average current LTV ratio for the non-owner occupied CRE portfolio was 47.8% and 46.9% as of December 31, 2024 and December 31, 2023, respectively.

At December 31, 2024, $2.7 billion of the loan portfolio consisted of C&I loans consisting of commercial business lines of credit ($1.2 billion), municipal financing loans ($997 million), commercial business term loans ($440 million) and equipment finance loans ($146 million).

The loan portfolio is largely concentrated in the geographic markets in which we operate.  As of December 31, 2023, approximately 86.3% of the loans in our portfolio were made to borrowers who live and/or conduct business in California (72%), Florida (8%), Texas (5.1%), and Nevada (1.2%).

The following table presents contractual maturity information for loans held for investment, net of premiums, discounts and deferred fees and expenses as of December 31, 2024:

	Scheduled Maturity
		Due After One
	Due in One Year	Year Through	Due After Five	Due After
(dollars in thousands)	or Less	Five Years	to 15 Years	15 Years
Loans secured by real estate:
Residential properties:
Multifamily	$470	$9,193	$493,542	$2,844,240
Single family	539	6,120	6,752	863,545
Total real estate loans secured by residential properties	1,009	15,313	500,294	3,707,785
Commercial properties	105,276	371,582	299,826	126,997
Land and construction	59,390	5,481	—	4,263
Total real estate loans	165,675	392,376	800,120	3,839,045
Commercial and industrial loans	205,418	1,451,249	371,463	714,884
Consumer loans	926	153	1	83
Total loans held for investment, net	$372,019	$1,843,778	$1,171,584	$4,554,012

See Note 4: Loans of the notes to the consolidated financial statements for additional information on our loan portfolio.

Deposits: The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of December 31:

	2024		2023
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$1,956,628	-	$1,467,806	—
Interest-bearing	1,995,397	3.29%	2,881,786	2.94%
Money market and savings	3,524,801	3.60%	3,195,670	3.81%
Certificates of deposit	2,393,453	4.72%	3,143,670	4.87%
Total	$9,870,279	3.09%	$10,688,932	3.36%

Total deposits decreased by $818.7 million to $9.9 billion at December 31, 2024, compared to $10.7 billion at December 31, 2023.  During 2024, our deposit rates have moved in a manner consistent with overall deposit market rates.  The weighted average rate of our interest-bearing demand deposits increased from 2.94% at December 31, 2023 to 3.29% at December 31, 2024.  This increase was offset by decreases in the weighted average rate on money market and savings which decreased from 3.81% at December 31, 2023 to 3.60% at December 31, 2024, and certificates of deposit which decreased from 4.87% at December 31, 2023 to 4.72% at December 31, 2024. The increase in deposits included increases in wholesale, digital bank, and corporate deposits of $2.1 billion, $0.1 billion, and $0.5 billion respectively, offset by decreases in retail branch and specialty deposits of $0.9 billion and $1.5 billion, respectively.

At December 31, 2024, deposits by channel consisted of the following:  retail branches (26%), specialty banking (32%), digital banking (9%) and wholesale (33%).  At December 31, 2023, deposits by channel consisted of the following:  retail branches (27%), specialty banking (24%), digital banking (9%) and wholesale (40%).

The Bank may utilize brokered deposits (included in wholesale channel) as a source of funding and as a component of its overall liquidity management process. The Bank held brokered deposits totaling $3.2 billion and $4.2 billion at December 31, 2024 and December 31, 2023, respectively including insured cash sweep (“ICS”) accounts totaling $1.0 billion and $1.4 billion at December 31, 2024 and December 31, 2023, respectively which are classified as brokered deposit accounts for regulatory reporting purposes.  The weighted average rates paid on non-ICS and ICS brokered deposit balances were 4.15% and 3.10%, respectively for accounts held at December 31, 2024.  The weighted average rates paid on non-ICS and ICS brokered deposit balances were 4.35% and 3.53%, respectively for accounts held at December 31, 2023.  Proceeds from the December 2024 multifamily loan sale were utilized to pay down the brokered deposit balances and in addition, during 2024, brokered certificate of deposit accounts were allowed to mature without replacement, all of which contributed to the overall year-over-year decrease in brokered deposit balances.

Large depositor relationships, consisting of deposit relationships which exceed 2% of total deposits, accounted for, in the aggregate, 19.7% and 12.5% of our total deposits as of December 31, 2024, and 2023, respectively.  The composition of our large depositor relationships includes mortgage servicing clients who have maintained long-term depository relationships with us.  The balances in these depository accounts are subject to seasonal inflows and outflows, common in the mortgage servicing industry, and average balances in this portfolio unexpectedly grew in the later part of 2024.

The deposits held by the Bank are insured by the FDIC’s Deposit Insurance Fund up to applicable limits. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor.  Insured and collateralized deposits comprised approximately 84% of total deposits at December 31, 2024.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

	December 31, 2024	December 31, 2023

(dollars in thousands)	Amount	Amount
Uninsured deposits	$2,401,646	$2,662,405

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

		Over Three	Over Six
Large Denomination Certificates of Deposit	Three Months	Months Through	Months Through	Over
Maturity Distribution	or Less	Six Months	Twelve Months	Twelve Months	Total
Certificates of deposit of $250,000 or less	$420,998	$351,266	$368,595	$1,024,907	$2,165,766
Certificates of deposit of more than $250,000	76,691	44,619	92,960	13,417	227,687
Total	$497,689	$395,885	$461,555	$1,038,324	$2,393,453

Borrowings.  At December 31, 2024, our borrowings consisted of $1.0 billion in FHLB putable advances at the Bank, $400 million of FHLB term advances at the Bank, and $25 million in repurchase agreements at the Bank.  At December 31, 2023, our borrowings consisted of $800 million in FHLB putable advances at the Bank, $100 million of FHLB term advances at the Bank, $160 million in FHLB overnight advances and $285 million in term advances from the Federal Reserve Bank, and $64 million in repurchase agreements at the Bank.

The average balance of borrowings and the weighted average interest rate on such borrowings were $1.5 billion and 4.09%, respectively for the year ended December 31, 2024. The average balance of borrowings and the weighted average interest rate on such borrowings were $1.2 billion and 4.67%, respectively for the year ended December 31, 2023.   At December 31, 2024, total borrowings represented 11.3% of total assets, compared to 10.6% at December 31, 2023.

As of December 31, 2024, our unused borrowing capacity was $3.0 billion, which consisted of $1.7 billion in available lines of credit with the FHLB, $1.1 billion in available borrowing capacity with the Federal Reserve Bank, $240 million in borrowing capacity through unsecured federal funds lines with six correspondent financial institutions, and $20 million in available borrowing capacity through line of credit arrangement that our holding company maintains with an unaffiliated lender.

For additional information about borrowings, see Note 12: Borrowings to the consolidated financial statements.

Subordinated debt.  At December 31, 2024 and December 31, 2023, FFI had two issuances of subordinated notes with an aggregate carrying value of $173 million.  For additional information about subordinated debt, see Note 13: Subordinated Debt to the consolidated financial statements.

Delinquent Loans, Nonperforming Assets and Provision for Credit Losses

Loans are considered past due following the date when either interest or principal is contractually due and unpaid. Loans on which the accrual of interest has been discontinued are designated as nonaccrual loans. Accrual of interest on loans is discontinued when reasonable doubt exists as to the full, timely collection of interest or principal and, generally, when a loan becomes contractually past due for 90 days or more with respect to principal or interest. However, the accrual of interest may be continued on a well-secured loan contractually past due 90 days or more with respect to principal or interest if the loan is in the process of collection or collection of the principal and interest is deemed probable. The following table provides a summary of past due and nonaccrual loans in our loans held for investment portfolio as of December 31:

	Past Due and Still Accruing
			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
2024:
Real estate loans:
Residential properties	$7,083	$—	$—	$23,324	$30,407	$4,193,994	$4,224,401
Commercial properties	7,944	428	12,900	7,946	29,218	874,463	903,681
Land and construction	—	—	—	—	—	69,134	69,134
Commercial and industrial loans	997	617	—	9,174	10,788	2,732,226	2,743,014
Consumer loans	—	—	—	—	—	1,163	1,163
Total	$16,024	$1,045	$12,900	$40,444	$70,413	$7,870,980	$7,941,393
Percentage of total loans	0.20%	0.01%	0.16%	0.51%	0.89%

2023:
Real estate loans:
Residential properties	$93	$416	$—	$112	$621	$6,196,923	$6,197,544
Commercial properties	27,403	403	1,730	2,915	32,451	954,321	986,772
Land and construction	—	—	—	—	—	136,827	136,827
Commercial and industrial loans	525	88	—	8,804	9,417	2,845,845	2,855,262
Consumer loans	—	—	—	—	—	1,397	1,397
Total	$28,021	$907	$1,730	$11,831	$42,489	$10,135,313	$10,177,802
Percentage of total loans	0.28%	0.01%	0.02%	0.12%	0.42%

2022:
Real estate loans:
Residential properties	$511	$57	$—	$2,556	$3,124	$6,374,100	$6,377,224
Commercial properties	15,000	946	1,213	4,547	21,706	1,180,357	1,202,063
Land and construction	—	—	—	—	—	157,630	157,630
Commercial and industrial loans	385	1,495	982	3,228	6,090	2,978,668	2,984,758
Consumer loans	—	167	—	—	167	4,351	4,518
Total	$15,896	$2,665	$2,195	$10,331	$31,087	$10,695,106	$10,726,193
Percentage of total loans	0.15%	0.02%	0.02%	0.10%	0.29%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
December 31, 2024
Real estate loans:
Residential properties	$1,420	$21,904
Commercial properties	3,449	4,497
Commercial and industrial loans	9,174	—
Total	$14,043	$26,401

December 31, 2023
Real estate loans:
Residential properties	$—	$112
Commercial properties	—	2,915
Commercial and industrial loans	7,406	1,398
Total	$7,406	$4,425

The $27.9 million increase in total past due and nonaccrual loans from $42.5 million at December 31, 2023 to $70.4 million at December 31, 2024 was largely due to two residential property loans totaling $19.1 million to the same high net worth individual, both of which are well secured by the borrower’s net worth and value of the collateral.

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans held for investment for the year ended December 31:

		Provision
	Beginning	(Reversal) for			Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
2024:
Real estate loans:
Residential properties	$9,921	$(2,048)	$(657)	$—	$7,216
Commercial properties	4,148	3,499	(964)	—	6,683
Land and construction	332	(271)	—	—	61
Commercial and industrial loans	14,796	19,815	(16,770)	492	18,333
Consumer loans	8	23	(23)	1	9
Total	$29,205	$21,018	$(18,414)	$493	$32,302

Net (charge-offs) recoveries					$(17,921)
Net (charge-offs) recoveries to average loans					0.18%

2023:
Real estate loans:
Residential properties	$8,306	$1,615	$—	$—	$9,921
Commercial properties	8,714	(4,317)	(249)	—	4,148
Land and construction	164	168	—	—	332
Commercial and industrial loans	16,521	1,171	(4,998)	2,102	14,796
Consumer loans	26	(18)	(2)	2	8
Total	$33,731	$(1,381)	$(5,249)	$2,104	$29,205

Net (charge-offs) recoveries					$(3,145)
Net (charge-offs) recoveries to average loans					0.03%

2022:
Real estate loans:
Residential properties	$2,637	$5,674	$(5)	$—	$8,306
Commercial properties	17,049	(8,335)	—	—	8,714
Land and construction	1,995	(1,831)	—	—	164
Commercial and industrial loans	11,992	4,804	(711)	436	16,521
Consumer loans	103	(73)	(4)	—	26
Total	$33,776	$239	$(720)	$436	$33,731

Net (charge-offs) recoveries					$(284)
Net (charge-offs) recoveries to average loans					0.00%

The allowance for credit losses for loans held for investment totaled $32.3 million as of December 31, 2024, compared to $29.2 million as of December 31, 2023. Our ACL for loans held for investment represented 0.41% of total loans held for investment outstanding as of December 31, 2024, compared to 0.29% of total loans held for investment outstanding as of December 31, 2023. The ACL for loans increased $3.1 million as of December 31, 2024, compared to December 31, 2023.  Activity for the year ended December 31, 2024, included provision for credit losses of $21.0 million, charge-offs of $18.4 million, and recoveries of $0.5 million.  The increase in charge-offs was largely due to the full write-offs of three commercial credit relationships totaling $13.4 million in December 2024.  The charge-offs reflect the credit relationships’ inadequate payment performance, the companies’ sustained operating losses and inadequate protection by the value of the collateral.  We believe these credit relationships are not representative of the overall loan portfolio credit profile.  The remaining charge-offs were related mostly to several delinquent equipment finance leases, with little or no collateral value protection.

Under the CECL methodology, on which our ACL for loans held for investment is based, estimates of expected credit losses over the life of a loan are determined and utilized considering the effect of various major factors. The major factors considered in evaluating losses are historical charge-off experience, delinquency rates, local and national economic conditions including macroeconomic forecasts, the borrower’s ability to repay the loan and timing of repayments, and the value of any related collateral. Management’s estimate of fair value of the collateral considers current and anticipated future real estate market conditions, thereby causing these estimates to be particularly susceptible to changes that could result in a material adjustment to results of operations in the future. Provisions for credit losses are charged to operations based on management’s evaluation of estimated losses in its loan portfolio.

In addition, the FDIC and the DFPI, as integral parts of their examination processes, periodically review the adequacy of our ACL. These agencies may require us to make additional provisions for credit losses, over and above the provisions that we have already made, the effects of which would be to reduce our income.

For additional information about allowance for credit losses, see Note 5: Allowance for Credit Losses to the consolidated financial statements.

Liquidity

Liquidity management focuses on our ability to generate, on a timely and cost-effective basis, cash sufficient to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses.  Liquidity management also includes the ability to manage unplanned decreases or changes in funding sources, as well as abnormal and unexpected needs.  To meet such abnormal and unexpected needs, lines of credit are maintained with the FHLB, the Federal Reserve Bank, and correspondent banks.  Liquidity management is both a daily and long-term function of funds management.  Liquidity management takes into consideration liquid assets, which includes: cash and cash equivalents; unencumbered eligible investment securities; and investment securities pledged under the Federal Reserve Bank’s discount window which can be drawn at-will.  Liquidity management also takes into consideration available liquidity sources such as available unused funds from both the FHLB and Federal Reserve Bank credit lines.  The Bank’s Federal Reserve Bank credit line is secured by pledged collateral in the form of qualifying loans and investment securities.  As of December 31, 2024, the Bank had secured unused borrowing capacity of $1.1 billion under this agreement.  The Bank’s unused borrowing capacity with the FHLB as of December 31, 2024 was $1.7 billion.  The Bank had a total of $240 million in unused borrowing capacity available through its correspondent bank lines of credit as of December 31, 2024.

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, proceeds from borrowings, and sales of FFI common stock. The remaining balances of the Bank’s lines of credit available to draw down totaled $3.0 billion at December 31, 2024.

We believe our liquid assets and available liquidity sources are sufficient to meet current funding needs and that we have the ability to manage unplanned decreases or changes in funding sources, as well as abnormal and unexpected needs.  We regularly monitor liquidity to ensure levels are in compliance with minimum requirements established by our Board of Directors.  As of December 31, 2024, our available liquidity ratio was 51.0%, which is above our minimum policy requirement of 25%.  We regularly model liquidity stress scenarios to ensure that adequate liquidity is available, and have contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

Cash Flows from Operating Activities. During the year ended December 31, 2024, operating activities used net cash of $9 million, comprised primarily of a net loss of $92 million, an increase in deferred tax benefit of $48 million, and a decrease in  accounts payable and other liabilities of $17 million, offset by $121 million in fair value adjustments related to the initial transfer and subsequent fair value measurement of loans in the held for sale portfolio, and an $18 million decrease in accrued interest receivable and other assets.  During the year ended December 31, 2023, operating activities provided net cash of $8 million, comprised primarily of net income of $16 million and an $11 million decrease in accrued interest receivable and other assets, offset partially by an $18 million decrease in accounts payable and other liabilities. The net income of $16 million provided by operating activities consisted of the net loss of $199 million, excluding the goodwill impairment charge of $215 million, which does not impact cash flow.

Cash Flows from Investing Activities. During the year ended December 31, 2024, investing activities provided net cash of $287 million, primarily due to a combined $816 million net decrease in loans (including $472 million in proceeds from loan sales), $749 million in proceeds from the sale of securities AFS, $608 million cash received in principal collection and maturities of securities AFS and HTM, offset by $1.9 billion (net of discount) in purchases of securities

AFS.  During the year ended December 31, 2023, investing activities provided net cash of $133 million, primarily due to a $541 million net decrease in loans, $176 million in proceeds from the sale of securities AFS, $90 million cash received in principal collection and maturities of securities AFS and HTM, offset by $667 million (net of discount) in purchases of securities AFS.

Cash Flows from Financing Activities. During the year ended December 31, 2024, financing activities used net cash of $589 million, comprised primarily of a net decrease in deposits of $818 million, offset by net proceeds received from the July 2024 capital raise of $214.5 million and a net decrease in repurchase agreements of $39 million.  During the year ended December 31, 2023, financing activities provided net cash of $529 million, comprised primarily of a net increase in deposits of $326 million, and net increase in advances and borrowings of $340 million, offset by a net decrease in repurchase agreements of $108 million, a $20 million decrease in our line of credit, and $9.0 million in dividends paid.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At December 31, 2024 and 2023, the loan-to-deposit ratios at FFB were 93.5%, and 95.2%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of December 31, 2024:

(dollars in thousands)
Commitments to fund under existing loans, lines of credit	$1,032,887
Commitments under standby letters of credit	34,901

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of December 31, 2024, FFB was obligated on $69 million of letters of credit, consisting of a $59 million letter of credit to Freddie Mac as collateral for the 2024 multifamily loan sale/securitization, and a $10 million letter of credit to the FHLB used as collateral for public fund deposits.

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

The following table sets forth the interest-earning assets and interest-bearing liabilities balances, including deposit balances which accrue earnings credits (classified as customer service costs on the accompanying consolidated statements of operations) based on when they reprice or mature as of December 31, 2024:

	Less than	From 1 to	From 3 to
(dollars in thousands)	1 year	3 Years	5 Years	Over 5 Years	Total
Interest-earnings assets:
Cash equivalents	$1,009,330	$—	$—	$—	$1,009,330
Securities, FHLB stock	591,326	376,298	274,937	796,040	2,038,601
Loans, including LHFS	3,889,591	3,346,123	1,096,328	780,769	9,112,811
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	(2,916,082)	(360,591)	(62,750)	(13,786)	(3,353,209)
Money market and savings	(2,377,815)	(948,750)	(154,702)	(42,907)	(3,524,174)
Certificates of deposit	(1,386,928)	(892,357)	(264,074)	(4)	(2,543,363)
Borrowings	(25,369)	(1,300,000)	(100,000)	—	(1,425,369)
Net: Current Period	$(1,215,947)	$220,723	$789,739	$1,520,112	$1,314,627
Net: Cumulative	$(1,215,947)	$(995,224)	$(205,485)	$1,314,627

As of December 31, 2024, the Company is considered liability sensitive as exhibited by the table above.   However, the extent to which our net interest margin will be impacted by changes in prevailing interest rates will depend on a number of factors, including how quickly interest-earning assets and interest-bearing liabilities react to interest rate changes. It is not uncommon for rates on certain assets or liabilities to lag behind changes in the market rates of interest. Additionally, prepayments of loans and early withdrawals of certificates of deposit could cause interest sensitivities to vary. As a result, the relationship or “gap” between interest-earning assets and interest-bearing liabilities, as shown in the above table, is only a general indicator of interest rate sensitivity and the effect of changing rates of interest on our net interest income is likely to be different from that predicted solely on the basis of the interest rate sensitivity analysis set forth in the above table.

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

The NII simulation is used to measure and evaluate potential changes in our net interest income resulting from changes in interest rates.  The model measures the impact over a range of instantaneous shocks in 100 basis points increments to our net interest income over a 12-months forecast period.  The Board-approved limits on NII sensitivity and the actual computed changes to our NII based on the +/- 100 and +/- 200 basis points hypothetical interest rate scenarios as of December 31, 2024 are shown below:

	Estimated Increase
	(Decrease) in Net
Assumed Instantaneous Change in Interest Rates	Interest Income	Board Limits
+ 100 basis points	(15.43)%	(20.00)%
+ 200 basis points	(30.10)%	(25.00)%
- 100 basis points	6.60%	(10.00)%
- 200 basis points	12.02%	(20.00)%

The modeled one year NII results indicate that the Bank is more earnings sensitive in the rising rate shock scenarios of 100 through 200 basis points.  The NII modeled results above are in compliance with the IRR Board limits with the exception of the + 200 basis point interval.  Corrective actions since taken to mitigate this exposure include the Bank entering into an interest rate swap agreement whereby it will receive a floating-rate payment and pay a fixed-rate payment thereby increasing interest earnings as rates rise and reducing rising rate sensitivity.

The EVE measures the sensitivity of our market value equity to simultaneous changes in interest rates.  EVE is derived by subtracting the economic value of the Bank’s liabilities from the economic value of its assets, assuming current and hypothetical interest rate environments.  EVE is based on all of the future cash flows expected to be generated by the Bank’s current balance sheet, discounted to derive the economic value of the Bank’s assets and liabilities.  These cash flows may change depending on the assumed interest rate environment and the resulting changes in other assumptions, such as prepayment speeds.  The Bank has established IRR limits which specify the maximum EVE sensitivity allowed under current interest rates and for a range of hypothetical interest rate scenarios each in 100 basis point increments.  The hypothetical scenarios are represented by immediate, permanent, parallel movements in the term structure of interest rates.  The Board-approved limits on EVE sensitivity and the actual computed changes to our EVE based on the +/- 100 and +/- 200 basis points hypothetical interest rate scenarios as of December 31, 2024 are shown below:

	Estimated Increase
	(Decrease)
	in Economic
Assumed Instantaneous Change in Interest Rates	Value of Equity	Board Limits
+ 100 basis points	(3.82)%	(15.00)%
+ 200 basis points	(13.88)%	(25.00)%
- 100 basis points	(4.52)%	(15.00)%
- 200 basis points	(11.83)%	(20.00)%

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB (on a stand-alone basis) as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2024
Common equity tier 1 ratio	$912,919	10.54%	$389,938	4.50%
Leverage ratio	1,000,568	7.55%	530,093	4.00%
Tier 1 risk-based capital ratio	1,000,568	11.55%	519,917	6.00%
Total risk-based capital ratio	1,209,565	13.96%	693,223	8.00%
December 31, 2023
Common equity tier 1 ratio	$931,272	10.02%	$418,142	4.50%
Leverage ratio	931,272	7.20%	517,033	4.00%
Tier 1 risk-based capital ratio	931,272	10.02%	557,523	6.00%
Total risk-based capital ratio	1,140,312	12.27%	743,363	8.00%
December 31, 2022
Common equity tier 1 ratio	$931,125	9.18%	$456,603	4.50%
Leverage ratio	931,125	7.44%	500,327	4.00%
Tier 1 risk-based capital ratio	931,125	9.18%	608,804	6.00%
Total risk-based capital ratio	1,145,765	11.29%	811,739	8.00%
FFB
December 31, 2024
Common equity tier 1 ratio	$1,141,374	13.22%	$388,449	4.50%	$561,092	6.50%
Leverage ratio	1,141,374	8.63%	529,129	4.00%	661,412	5.00%
Tier 1 risk-based capital ratio	1,141,374	13.22%	517,931	6.00%	690,575	8.00%
Total risk-based capital ratio	1,176,913	13.63%	690,575	8.00%	863,219	10.00%
December 31, 2023
Common equity tier 1 ratio	$1,076,337	11.62%	$416,684	4.50%	$601,877	6.50%
Leverage ratio	1,076,337	8.35%	515,753	4.00%	644,691	5.00%
Tier 1 risk-based capital ratio	1,076,337	11.62%	555,579	6.00%	740,772	8.00%
Total risk-based capital ratio	1,111,979	12.01%	740,772	8.00%	925,965	10.00%
December 31, 2022
Common equity tier 1 ratio	$1,070,648	10.60%	$454,655	4.50%	$656,724	6.50%
Leverage ratio	1,070,648	8.59%	498,725	4.00%	623,400	5.00%
Tier 1 risk-based capital ratio	1,070,648	10.60%	606,207	6.00%	808,276	8.00%
Total risk-based capital ratio	1,111,952	11.01%	808,276	8.00%	1,010,345	10.00%

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

As of December 31, 2024, the amount of capital at FFB in excess of amounts required to be well-capitalized for purposes of the prompt corrective action regulations was $580 million for the common equity tier 1 ratio, $480 million for the leverage ratio, $451 million for the tier 1 risk-based capital ratio and $314 million for the total risk-based capital ratio.

As of December 31, 2024, FFI had $25.3 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business——Dividends and Stock Repurchases” in Part I above. During 2024, the Board of Directors declared a quarterly cash dividend of $0.01 per share for the quarter ended March 31, 2024, with no subsequent declarations made.  During 2023, the Board of Directors declared quarterly cash dividends totaling $0.06 per share.

We had no material commitments for capital expenditures as of December 31, 2024. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations. See Item 1A, “Risk Factors” in Part I above for information regarding the impact that future sales of our common stock may have on the share ownership of our existing stockholders.

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

Shareholders and Board of Directors of First Foundation Inc.

Dallas, Texas

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of First Foundation Inc. (the “Company”) as of December 31, 2024, the related consolidated financial statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, because of the effects of the material weakness discussed in the following paragraphs, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control – Integrated Framework (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management’s report:  the Company did not maintain effective internal controls over the allowance for credit losses

We considered the material weakness identified above in determining the nature, timing, and extent of audit tests applied in our audit of the 2024 consolidated financial statements, and our opinion on Internal Control over Financial Reporting does not affect our opinion on the financial statements.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A..  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks.  Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements.  Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audit also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit maters or on the accounts or disclosures to which they relate.

Critical Audit Matter – Allowance for Credit Losses (ACL)

The ACL (as described in Note 1 and presented in Note 5) is an estimate of lifetime expected credit losses inherent in financial assets at the balance sheet date.  As of December 31, 2024, the ACL of $32.3 million attributable to loans held for investment consists of 1) an allowance of $0.7 million on collateral dependent loans and 2) an allowance of $31.6 million on loans collectively evaluated for impairment.  The ACL is estimated using relevant available information based on past events, current conditions, and reasonable and supportable forecasts of future economic conditions.  The Company measures expected credit losses of loans on a pool basis when the loans share similar risk characteristics.  Depending on the nature of the pool of loans with similar risk characteristics, the Company estimates credit losses by applying a pool-specific probability of default (“PD”) and loss given default (“LGD”) rate to the expected exposure at default (“EAD”) over the contractual life of the loans, or a historical loss rate method.  The Company applies a two-year forecast and gradually reverts to historical loss experience and also applies qualitative adjustments.

We determined that auditing the ACL on pooled loans was a critical audit matter because of the extent of auditor judgment and effort to evaluate the subjective and complex judgments made by management and our response to the material weakness.  The principal considerations resulting in our determination included the following:

●	Significant auditor judgment and audit effort were required to evaluate reasonableness of the PD, LGD and EAD assumptions
●	Significant auditor judgment and audit effort were required to evaluate the application of the reasonable and supportable forecast of economic variables
●	Significant auditor judgment, audit effort, and auditor subjectivity in applying audit procedures to evaluate the qualitative adjustments used in the calculation
●	Significant audit effort related to the relevance and reliability of the high volume of data used in the model

The primary procedures we performed to address the critical audit matter included:

●	With the assistance of our internal specialists, evaluating the reasonableness of the PD, LGD, and EAD model assumptions, loan segmentation, the application of the reasonable and supportable forecasts of economic variables, and the conceptual design of the credit loss estimation models, including conducting a model assumption sensitivity analysis.
●	Evaluating management’s judgments and assumptions related to the qualitative adjustments, including developing an independent expectation by establishing a range of reasonable outcomes for the qualitative adjustment component of the ACL estimate.
●	Evaluating the relevance and reliability of internal and external data used in the ACL estimate on pooled loans.
●	Testing the mathematical accuracy of the PD, LGD, and EAD model on a pooled loan level.

Critical Audit Mater – Loans Held for Sale Valuation

In August 2024, the Company reclassified a portion of its multifamily loan portfolio totaling $1.9 billion principal balance from loans held for investment to loans held for sale.  Loans held for sale are accounted for at the lower of amortized cost or fair value and as a result a lower of cost or market adjustment was recorded to earnings.  At December 31, 2024 the remaining balance of these loans held for sale totaled $1.3 billion.  As described in Note 2 to the financial statements, the Company estimates the fair value of loans held for sale based upon a discounted cash flow model which involves estimating the future cash flows from the loans in the portfolio and discounting to a present value.  The determination of the estimated fair value of loans held for sale required management to make certain significant assumptions about prepayment rates, discount rates and annual expected losses that are subjective in nature.

We identified auditing the estimated fair value of loans held for sale that were transferred from loans held for investment in the current year as a critical audit matter because of the extent of auditor judgment and audit effort to evaluate the subjective and complex judgments made by management related to discount rates and annual expected loss rates.

The primary procedures we performed to address the critical audit matter included:

●	We tested the effectiveness of controls related to the estimated fair value of loans held for sale transferred in the current year, including controls relating to management’s review and approval of the significant assumptions related to discount rates and annual expected loss rates for loans held for sale.
●	We tested the completeness and accuracy of the data inputs used in the loans held for sale fair value calculations.
●	We utilized internal valuation specialists to assist in testing management’s loans held for sale fair value methodology and techniques for appropriateness, as well as, evaluating the reasonableness of the discount rates and annual expected loss rates.

Critical Audit Matter – Realizability of the Net Operating Losses and Tax Credits

As discussed in Note 1 and Note 18, the Company recognizes deferred income tax assets and liability for future tax effects attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis.  The Company assesses available positive and negative evidence to determine whether it is more likely than not that the deferred tax asset will be realized which includes the Company making estimates of future taxable income.  A valuation allowance is established if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized.  As of December 31, 2024, the Company has net deferred tax assets of approximately $76.7 million including $58.8 million of net operating loss and tax credit carryforwards and concluded it was more likely than not that the deferred tax assets would be realizable.

We identified auditing the realizability of the net operating loss and credit carryforwards as a critical audit matter because of the extent of auditor judgment required to evaluate management’s significant estimates and judgments related to the evaluation of positive and negative evidence.

The primary procedures we performed to address the critical audit matter included:

●	We tested the effectiveness of controls related to management’s valuation allowance analysis.
●	We evaluated management’s assessment of the appropriateness and feasibility of tax planning strategies intended to utilize the net operating loss and credit carryforwards.
●	We used tax specialists to evaluate management’s assessment of the application of tax laws such as expiration periods of certain net operating losses and tax credits and to independently evaluate management’s schedules of temporary differences.
●	We evaluated management’s assessment of positive and negative evidence used in assessing whether deferred tax assets were more likely than not to be realized in the future.

/s/ Crowe LLP

We have served as the Company’s auditor since 2024.

Dallas, Texas

March 17, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of First Foundation Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of First Foundation Inc. and subsidiaries (the “Company”) as of December 31, 2023, and the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2023, and the consolidated results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements.  We believe that our audits provide a reasonable basis for our opinion.

/s/ Eide Bailly LLP

We served as the Company’s auditor from 2007 to 2023.  Such date incorporates the acquisition of certain assets of Vavrinek, Trine, Day & Co., LLP, by Eide Bailly LLP in 2019.

Laguna Hills, California

February 28, 2024

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2024	2023

ASSETS
Cash and cash equivalents	$1,016,132	$1,326,629

Securities available-for-sale ("AFS"), at fair value (amortized cost of $1,335,225 and $731,489 at December 31, 2024 and December 31, 2023 respectively; net of allowance for credit losses of $4,134 and $8,220 at December 31, 2024 and December 31, 2023 respectively)	1,313,885	703,226
Securities held-to-maturity ("HTM") (fair value of $636,840 and $710,021 at December 31, 2024 and December 31, 2023, respectively)	712,105	789,578
Loans held for sale	1,285,819	—
Loans held for investment	7,941,393	10,177,802
Less: Allowance for credit losses	(32,302)	(29,205)
Total loans held for investment, net	7,909,091	10,148,597

Investment in FHLB stock	37,869	24,613
Accrued interest receivable	54,804	54,163
Deferred taxes	76,650	29,142
Premises and equipment, net	35,806	39,925
Real estate owned ("REO")	6,210	8,381
Bank owned life insurance	49,993	48,653
Core deposit intangibles	3,558	4,948
Derivative assets	5,086	—
Other assets	138,257	149,393
Total Assets	$12,645,265	$13,327,248

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$9,870,279	$10,688,932
Borrowings	1,425,369	1,409,056
Subordinated debt	173,459	173,397
Accounts payable and other liabilities	122,795	130,520
Total Liabilities	11,591,902	12,401,905

Shareholders’ Equity
Preferred stock, $0.001 par value, 29,811 shares issued and outstanding at December 31, 2024	87,649	—
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2024 and 100,000,000 shares authorized at December 31, 2023; 82,365,388 shares and 56,467,623 shares issued and outstanding, respectively	82	56
Additional paid-in-capital	849,509	720,899
Retained earnings	125,038	218,575
Accumulated other comprehensive loss	(8,915)	(14,187)
Total Shareholders’ Equity	1,053,363	925,343
Total Liabilities and Shareholders’ Equity	$12,645,265	$13,327,248

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,

	2024	2023	2022
Interest income:
Loans	$474,322	$488,718	$370,078
Securities	81,949	39,912	26,411
FHLB Stock, fed funds sold and interest-bearing deposits	54,725	45,061	7,389
Total interest income	610,996	573,691	403,878

Interest expense:
Deposits	358,515	310,760	61,845
Borrowings	62,988	53,791	16,951
Subordinated debt	6,849	6,835	6,392
Total interest expense	428,352	371,386	85,188

Net interest income	182,644	202,305	318,690

Provision (reversal) for credit losses	20,700	(482)	532

Net interest income after provision for credit losses	161,944	202,787	318,158

Noninterest income:
Asset management, consulting and other fees	36,229	35,272	38,787
Gain on sale of loans	5,068	—	—
Gain on sale of securities available-for-sale	1,204	2,304	—
Capital market activities	(119,138)	—	—
Gain on sale of REO	679	—	—
Other income	10,086	11,775	9,447
Total noninterest income	(65,872)	49,351	48,234

Noninterest expense:
Compensation and benefits	83,917	84,297	110,222
Occupancy and depreciation	37,502	36,809	36,236
Professional services and marketing costs	17,997	15,184	13,660
Customer service costs	63,586	76,806	38,178
Goodwill impairment	—	215,252	—
Other expenses	30,450	23,854	18,293
Total noninterest expense	233,452	452,202	216,589

(Loss) income before income taxes	(137,380)	(200,064)	149,803
Income tax (benefit) expense	(44,973)	(1,000)	39,291
Net (loss) income	$(92,407)	$(199,064)	$110,512

Net (loss) income per share:
Basic	$(1.41)	$(3.53)	$1.96
Diluted	$(1.41)	$(3.53)	$1.96
Shares used in computation:
Basic	65,598,430	56,426,093	56,422,450
Diluted	65,598,430	56,426,093	56,490,060

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Year Ended December 31,
	2024	2023	2022
Net (loss) income	$(92,407)	$(199,064)	$110,512
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the period	2,863	(1,594)	(13,228)
Reclassification adjustment for gain included in net income	(852)	(1,630)	—
Total change in unrealized gain (loss) on available-for-sale securities	2,011	(3,224)	(13,228)
Unrealized gain on cash flow hedge arising during this period	5,324	—	—
Reclassification adjustment for gain included in net income	(1,673)	—	—
Total change in unrealized gain on cash flow hedge	3,651	—	—
Amortization of unrealized gain (loss) on securities transferred from available-for-sale to held-to-maturity	(390)	980	(990)
Total other comprehensive income (loss)	5,272	(2,244)	(14,218)
Total comprehensive (loss) income	$(87,135)	$(201,308)	$96,294

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Preferred Stock		Convertible Warrants		Additional		Accumulated Other
	Number		Number		Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	of Warrants	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2021	56,432,070	$56	—	$—	—	—	$720,744	$340,976	$2,275	$1,064,051
Net income	—	—	—	—	—	—	—	110,512	—	110,512
Other comprehensive loss	—	—	—	—	—	—	—	—	(14,218)	(14,218)
Stock based compensation	—	—	—	—	—	—	3,467	—	—	3,467
Cash dividend	—	—	—	—	—	—	—	(24,830)	—	(24,830)
Issuance of common stock:
Exercise of options	2,000	—	—	—	—	—	18	—	—	18
Stock grants – vesting of restricted stock units	148,139	—	—	—	—	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(44,384)	—	—	—	—	—	(1,142)	—	—	(1,142)
Stock repurchase	(212,583)	—	—	—	—	—	(3,481)	—	—	(3,481)
Other	—	—	—	—	—	—	—	1	—	1
Balance: December 31, 2022	56,325,242	$56	—	$—	—	$—	$719,606	$426,659	$(11,943)	$1,134,378

Net loss	—	—	—	—	—	—	—	(199,064)	—	(199,064)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,244)	(2,244)
Stock based compensation	—	—	—	—	—	—	1,674	—	—	1,674
Cash dividend	—	—	—	—	—	—	—	(9,020)	—	(9,020)
Issuance of common stock:
Exercise of options	19,500	—	—	—	—	—	158	—	—	158
Stock grants – vesting of restricted stock units	158,478	—	—	—	—	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(35,597)	—	—	—	—	—	(539)	—	—	(539)
Balance: December 31, 2023	56,467,623	$56	—	$—	—	$—	$720,899	$218,575	$(14,187)	$925,343

Net loss	—	—	—	—	—	—	—	(92,407)	—	(92,407)
Other comprehensive income	—	—	—	—	—	—	—	—	5,272	5,272
Stock based compensation	—	—	—	—	—	—	1,954	—	—	1,954
Cash dividend	—	—	—	—	—	—	—	(1,130)	—	(1,130)
Issuance of common stock:
Stock grants – vesting of restricted stock units	119,040	—	—	—	—	—	—	—	—	—
Issuance of common stock	11,308,676	11	—	—	—	—	35,307	—	—	35,318
Issuance of preferred shares	—	—	44,301	138,462	—	—	—	—	—	138,462
Issuance of warrants	—	—	—	—	6	54,219	—	—	—	54,219
Issuance costs	—	—	—	(8,210)	—	(3,215)	(2,094)	—	—	(13,519)
Repurchase of shares from restricted shares vesting	(19,951)	—	—	—	—	—	(149)	—	—	(149)
Stock repurchase	—	1	—	—	—	—	(1)	—	—	—
Conversion of preferred stock to common shares	14,490,000	14	(14,490)	(42,603)	—	—	42,589	—	—	—
Balance: December 31, 2024	82,365,388	$82	29,811	$87,649	6	$51,004	$798,505	$125,038	$(8,915)	$1,053,363

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,

	2024	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(92,407)	$(199,064)	$110,512
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Goodwill impairment	—	215,252	—
Provision (reversal) for credit losses - loans	22,149	871	(72)
Provision (reversal) for credit losses - securities AFS	(956)	752	1,040
Stock–based compensation expense	1,954	1,674	3,467
Depreciation and amortization	4,758	4,426	4,036
Deferred tax (benefit) expense	(49,773)	(3,612)	487
Amortization of (discount) premium on securities	(10,168)	(6,377)	2,312
Amortization of core deposit intangible	1,390	1,635	1,913
Amortization of mortgage servicing rights - net	1,827	2,138	2,759
Gain on sale of REO	(679)	—	—
Gain on sale of loans	(5,068)	—	—
Gain on sale of securities available-for-sale	(1,204)	(2,304)	—
Gain from hedging activities	(1,204)	—	—
LHFS LOCOM adjustment at time of transfer	136,683	—	—
Change in fair value of LHFS	(15,874)	—	—
Amortization of OCI - securities transfer to HTM	(382)	980	(377)
Valuation allowance on mortgage servicing rights - net	(2,753)	(1,771)	(1,874)
Decrease (increase) in accrued interest receivable and other assets	19,533	11,224	(38,999)
(Decrease) increase in accounts payable and other liabilities	(16,610)	(17,900)	16,286
Net cash (used in) provided by operating activities	(8,784)	7,924	101,490
Cash Flows from Investing Activities:
Net decrease (increase) in loans	344,929	540,971	(3,318,750)
Proceeds from sale of loans	471,504	—	—
Proceeds from sale of REO	2,850	—	—
Purchase of premises and equipment	(2,726)	(8,211)	(4,583)
Disposals of premises and equipment	46	—	3,388
Proceeds from sale of land	1,650	—	—
Loss on sale of land	391	—	—
Purchases of securities AFS	(1,871,576)	(667,467)	(798)
Purchases of securities HTM	—	—	(171,852)
Proceeds from sale of securities available-for-sale	749,020	176,383	—
Maturities of securities AFS	531,342	17,202	27,923
Maturities of securities HTM	76,320	73,152	224,737
Proceeds from redemption of securities	—	—	—
Impairment of securities AFS	(3,130)	—	—
Net (increase) decrease in FHLB stock	(13,256)	745	(7,109)
Proceeds from BOLI policy	—	—	326
Net cash provided by (used in) investing activities	287,364	132,775	(3,246,718)
Cash Flows from Financing Activities:
Increase (decrease) in deposits	(818,653)	326,320	1,550,650
Proceeds from FHLB & FRB advances	2,793,475	92,744,127	85,895,220
Repayments on FHLB & FRB advances	(2,738,463)	(92,204,139)	(85,090,220)
Net change in federal funds purchased	—	(200,000)	200,000
Net (decrease) increase in line of credit	—	(20,000)	1,500
Net increase in subordinated debt	62	62	147,639
Net (decrease) increase in repurchase agreements	(38,699)	(107,534)	5,672
Gain on sale leaseback	—	—	(1,061)
Dividends paid	(1,130)	(9,020)	(24,830)
Proceeds from exercise of stock options	—	158	18
Proceeds from issuance of common stock	35,318	—	—
Proceeds from issuance of preferred stock	138,462	—	—
Proceeds from issuance of convertible warrants	54,219	—	—
Equity issuance costs	(13,519)	—	—
Repurchase of stock	(149)	(538)	(4,623)
Net cash (used in) provided by financing activities	(589,077)	529,436	2,679,965
(Decrease) increase in cash and cash equivalents	(310,497)	670,135	(465,263)
Cash and cash equivalents at beginning of year	1,326,629	656,494	1,121,757
Cash and cash equivalents at end of period	$1,016,132	$1,326,629	$656,494
Supplemental disclosures of cash flow information:
Cash paid (refunds received) during the period for:
Income taxes	$177	$(5,484)	$41,014
Interest	$400,643	$329,198	$75,674
Noncash transactions:
Transfer of loans to loans held for sale	$1,914,186	$—	$—
Transfer of loans to loans held for investment	$—	$—	$485,281
Transfer of securities from available-for-sale to held-to-maturity	$—	$—	$916,777
Goodwill acquisition adjustment	$—	$—	$1,623
Right of use lease assets and liabilities recognized	$8,247	$1,019	$21,649
Transfer of loans to REO	$—	$2,171	$—
Chargeoffs against allowance for credit losses - loans	$18,414	$5,249	$720
Chargeoffs against allowance for credit losses - securities	$3,130	$3,971	$—
Mortgage servicing rights from loan sales	$2,753	$—	$—

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2024, 2023, and 2022

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

FFA, established in 1985 and incorporated in the state of California, began operating in 1990 as a fee-based registered investment advisor. FFA provides (i) investment management and financial planning services for high net-worth individuals, retirement plans, charitable institutions and private foundations; (ii) financial, investment and economic advisory and related services to high net-worth individuals and their families, family-owned businesses, and other related organizations; and (iii) support services involving the processing and transmission of financial and economic data for charitable organizations. At the end of 2024, these services were provided to approximately 1,500 clients, primarily located in Southern California, with an aggregate of $5.4 billion of assets under management.

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

At December 31, 2024, the Company employed 551 employees.

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
Years Ended December 31, 2024, 2023, and 2022

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

Cash and Cash Equivalents

Cash and cash equivalents include cash, due from banks, certificates of deposits with original maturities of less than ninety days, investment securities with original maturities of less than ninety days, money market mutual funds and federal funds sold. At times, the Company maintains cash at major financial institutions in excess of FDIC insured limits. However, as the Company places these deposits with major well-capitalized financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to be minimal. The Company maintains most of its excess cash at the Federal Reserve Bank, with well-capitalized correspondent banks or with other depository institutions at amounts less than the FDIC insured limits. At December 31, 2024, included in cash and cash equivalents were $959 million in funds held at the Federal Reserve Bank.

Banking regulations require that banks maintain a percentage of their deposits as reserves in cash or on deposit with the Federal Reserve Bank. The Company was in compliance with its reserve requirements as of December 31, 2024.

Certificates of Deposit

From time to time, the Company may invest funds with other financial institutions through certificates of deposit. Certificates of deposit are included as cash and cash equivalents. Certificates of deposit are carried at cost.

Investment Securities

Investment securities for which the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and are reported at cost, adjusted for premiums and discounts that are recognized in interest income using the interest method over the period to maturity. Investment securities classified as trading are those securities that are bought and held principally for the purpose of selling them in the near term.  Investments not classified as trading securities nor as held-to-maturity securities are classified as available-for-sale securities and recorded at fair value. Unrealized gains or losses on available-for-sale securities are excluded from net income and reported as an amount net of taxes as a separate component of other comprehensive income included in shareholders’ equity. Premiums or discounts on held-to-maturity and available-for-sale securities are amortized or accreted into income using the interest method.  The interest method takes into consideration prepayments received on investment securities such as mortgage-backed securities as the amortization or accretion is based on the estimated average lives of the securities.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

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

Loans Held for Sale

Loans designated for sale through securitization or in the secondary market are classified as loans held for sale. Loans held for sale are accounted for at the lower of amortized cost or fair value. The fair value of loans held for sale is based upon a discounted cash flow model which involves estimating the future cash flows from the loans in the portfolio and discounting to a present value.  Contractual cash flows associated with the loans are adjusted to reflect certain assumptions, such as prepayment, default, and loss severity assumptions, to form expected prepayment and credit-adjusted expected cash flows.  The expected cash flows are then discounted to present value at a rate of return which considers other costs and risks, such as market risk and liquidity.  Related gains and losses are recognized in net gain on mortgage loan origination and sale activities.  Loans held for sale balances were recorded at their fair value and totaled $1.3 billion and zero as of December 31, 2024, and 2023, respectively.

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

Allowance for Credit Losses

The ACL represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date.  The measurement of expected credit losses is applicable to loans held for investment and investment securities.  The measurement of expected credit losses is not applicable to loans held for sale, as credit risk on loans held for sale is considered in its fair value adjustment instead of in the ACL.  It also applies to off-balance sheet credit exposures such as unfunded loan commitments.  The allowance is established through a provision for credit losses that is charged against income.  The methodology for determining the ACL for loans held for investment is and investment securities are considered critical accounting estimates by management because of a high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes in the amount of the recorded ACL  The ACL for loans held for investment and

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

investment securities are reported separately as contra-assets on the consolidated balance sheets.  The expected credit loss for unfunded loan commitments is reported on the consolidated balance sheets in accounts payable and other liabilities.

  See Note 5: Allowance for Loan Losses in the consolidated financial statements for additional information related to our allowance for credit losses on loans held for investment.

ACL – Investment Securities

The ACL on investment securities is determined for both held-to-maturity and available-for-sale classifications of the investment portfolio and is evaluated on a quarterly basis.  The ACL for held-to-maturity investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when we deem a security to no longer possess shared risk characteristics.  The Company’s portfolio of held-to-maturity investment securities consists of agency mortgage-backed securities, such as those guaranteed by the U.S. government or government sponsored entities, where we have reason to believe the credit loss exposure is remote.  For these held-to-maturity securities, a zero-loss expectation is applied, resulting in no estimate and recognition of ACL

For AFS securities in an unrealized loss position, we first evaluate whether we intend to sell, or whether it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis. If either of these criteria regarding intent or requirement to sell is met, the security amortized cost basis is written down to fair value through income. If neither criterion is met, we are required to assess whether the decline in fair value has resulted from credit losses or noncredit-related factors. In determining whether a security’s decline in fair value is credit related, we consider a number of factors including, but not limited to: (i) the extent to which the fair value of the investment is less than its amortized cost; (ii) the financial condition and near-term prospects of the issuer; (iii) downgrades in credit ratings; (iv) payment structure of the security; and (v) the ability of the issuer of the security to make scheduled principal and interest payments. If, after considering these factors, the present value of expected cash flows to be collected is less than the amortized cost basis, a credit loss exists, and an allowance for credit loss is recorded through income as a component of provision for credit loss expense. Any interest received after the security has been placed on nonaccrual status is recognized on a cash basis.  If the assessment indicates that a credit loss does not exist, we record the decline in fair value through other comprehensive income, net of related income tax effects. We have elected to exclude accrued interest receivable on securities from the estimate of credit losses and report accrued interest separately on the consolidated balance sheets. Changes in the allowance for credit losses are recorded as provision for (or reversal of) credit loss expense. Losses are charged against the allowance when management believes the uncollectibility of a security is confirmed or when either of the criterion regarding intent or requirement to sell is met. See Note 3: Securities in the consolidated financial statements for additional information related to our allowance for credit losses on securities AFS.

The provision (reversal) for credit losses on the consolidated statement of operations includes the provision (reversal) for credit losses for loans held for investment and securities AFS.  The provision (reversal) for credit losses was $20.7 million, ($0.5) million, and $0.5 million respectively for the years ended December 31, 2024, 2023, and 2022.

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

Investment in Federal Home Loan Bank Stock

As a member of the FHLB, the Bank is required to purchase FHLB stock in accordance with its advances, securities and deposit agreement. This stock, which is carried at cost, may be redeemed at par value. However, there are substantial restrictions regarding redemption and the Company can only receive a full redemption in connection with the Company surrendering its FHLB membership. At December 31, 2024 and 2023, the Company held $37.9 million and

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

$24.6 million of FHLB stock, respectively. The Company does not believe that this stock is currently impaired and no adjustments to its carrying value have been recorded.

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization, which is charged to expense on a straight-line basis over the estimated useful lives of 3 to 10 years. Premises under leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvements, whichever is shorter. Expenditures for major renewals and betterments of premises and equipment are capitalized and those for maintenance and repairs are charged to expense as incurred.  Depreciable assets sold or retired are removed from the asset and related accumulated depreciation accounts and any gain or loss is reflected in the statement of operations. The Company periodically evaluates the recoverability of long-lived assets, such as premises and equipment, to ensure the carrying value has not been impaired.  A valuation allowance is established for any impaired long-lived assets. The Company did not have impaired long-lived assets as of December 31, 2024 or 2023.

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

Bank Owned Life Insurance (“BOLI”)

The Bank has bank owned life insurance (“BOLI”) acquired through a prior bank acquisition.  BOLI is recorded at the amount that can be realized under the insurance contract, which is the cash surrender value. Changes in the cash surrender value of BOLI and the death benefits received under these policies are recorded as noninterest income in the consolidated statements of income.  As of December 31, 2024 and 2023, BOLI totaled $50.0 million and $48.7 million, respectively.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. As of December 31, 2024 and 2023, mortgage servicing rights net of the valuation allowance totaled $6.4 million and $5.5 million, respectively and is classified as a component of other assets in the accompanying consolidated balance sheets.

Servicing fee income, which is reported on the statement of operations as other income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing rights is netted against loan servicing fee income.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

Derivative Instruments (Cash Flow Hedge)

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

As a lessee, the Company enters into operating leases for certain Bank branches.  The right-of-use assets and lease liabilities are initially recognized based on the net present value of the remaining lease payments which include renewal options where the Company is reasonably certain they will be exercised.  The net present value is determined using the incremental collateralized borrowing rate at commencement date.  The right-of-use asset and lease liability is amortized over the individual lease terms.  Right-of-use assets are included in other assets, while right-of-use liabilities are included in accounts payable and other liabilities in the consolidated financial statements.  Lease expense for lease payments is recognized on a straight-line basis over the lease term.  For additional information regarding leases, see Note 19: Leases.

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
Years Ended December 31, 2024, 2023, and 2022

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

When a loan is placed on nonaccrual status, all interest previously accrued but not collected is reversed against current period income. Interest on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable. Accrual of interest is resumed on loans only when, in the judgment of management, the loan is estimated to be fully collectible. The Bank continues to accrue interest on modified loans since full payment of principal and interest is expected and such loans are performing or are less than ninety days delinquent and, therefore, do not meet the criteria for nonaccrual status. Modified loans that have been placed on nonaccrual status are returned to accrual status when the remaining loan balance, net of any charge-offs related to the restructure, is estimated to be fully collectible by management and performing in accordance with the applicable loan terms.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

Wealth management and trust fee income

Asset management fees are billed on a monthly or quarterly basis based on the amount of assets under management and the applicable contractual fee percentage. Asset management fees are recognized as revenue in the period in which they are earned. Financial planning fees are due and billed at the completion of the planning project and are recognized as revenue at that time.

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

Marketing Costs

The Company expenses marketing costs, including advertising, in the period incurred.  Marketing costs in the amount of $0.6 million, $1.0 million, and $1.1 million were expensed during the years ended December 31, 2024, 2023, and 2022, respectively.

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

Comprehensive Income (loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Changes in unrealized gains and losses on available-for-sale securities, cash flow hedge, and the related tax costs or benefits are the only components of other comprehensive income (loss) for the Company. Total comprehensive income (loss) and the components of accumulated other comprehensive income (loss) are presented in the Consolidated Statements of Changes in Stockholders’ Equity and Consolidated Statements of Comprehensive Income (Loss).

Earnings Per Share (“EPS”)

Basic earnings per share represents income available to common shareholders divided by the weighted-average number of common shares outstanding during the period. Diluted earnings per share reflect additional common shares that would have been outstanding if dilutive potential common shares had been issued, as well as any adjustment to income that would result from the assumed issuance. Potential common shares that may be issued by the Company relate to outstanding stock options, restricted stock units, and warrants which are all determined using the treasury stock method.

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

Accounting Standards Adopted in 2024

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

In November 2023, FASB issued ASU 2023-07, “Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures”.  ASU 2023-07 requires public entities to disclose “significant segment expenses” by reportable segment if they are regularly provided to the Chief Operating Decision Maker (“CODM”) for review of profit and loss by segment and as a tool in resource-allocation decisions.  A significant segment expense category may be reported for one reportable segment but not for others.  Similarly, reportable segments may have different significant segment expense categories due to the nature of their operations.  The ASU also requires public entities to disclose the title and position of the individual or the name of the group identified as the CODM and how the CODM uses each reportable measure of segment profit or loss to assess performance and allocate resources to the segment.  ASU 2023-07 is effective for fiscal years beginning after December 15, 2023.  For financial reporting purposes, the Company has two segments:  Banking and Wealth Management.  These disclosures are presented in Note 26: Segment Reporting in the accompanying financial statements.  The adoption of the ASU did not have a material impact on the Company’s consolidated financial statements.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

Recent Accounting Guidance Not Yet Effective

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures.  The FASB issued this Update to enhance the transparency and decision usefulness of income tax disclosures.  The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid.  The amendments in this Update are effective for annual periods beginning after December 15, 2024, and are not expected to have a material impact on the Company’s consolidated financial statements.

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

The following tables show the recorded amounts of assets measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2024:
Investment securities available-for-sale:
Collateralized mortgage obligations	$9,842	$—	$9,842	$—
Agency mortgage-backed securities	1,121,626	—	1,121,626	—
Municipal bonds	45,535	—	45,535	—
SBA securities	9,145	—	9,145	—
Beneficial interests in FHLMC securitization	1,242	—	—	1,242
Corporate bonds	125,817	14,100	111,717	—
U.S. Treasury	678	678	—	—
Total assets at fair value on a recurring basis	$1,313,885	$14,778	$1,297,865	$1,242

Derivative assets:
Cash flow hedge	$5,086	$—	$5,086	$—

December 31, 2023:
Investment securities available-for-sale:
Collateralized mortgage obligations	$7,605	$—	$7,605	$—
Agency mortgage-backed securities	107,347	—	107,347	—
Municipal bonds	46,436	—	46,436	—
SBA securities	13,527	—	13,527	—
Beneficial interests in FHLMC securitization	7,241	—	—	7,241
Corporate bonds	122,280	—	122,280	—
U.S. Treasury	398,790	398,790	—	—
Total assets at fair value on a recurring basis	$703,226	$398,790	$297,195	$7,241

The decrease in Level 3 assets from December 31, 2023 was due to the write-down of an interest-only strip security in the amount of $3.1 million and securitization paydowns during the year ended December 31, 2024.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally developed discounted cash flow analyses.  Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally developed, unobservable inputs such as discount rates, default rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3.  Loans for which an appraised value is not available include commercial loans which are secured by non-real estate assets such as accounts receivable and inventory.  To establish fair value for these loans, we apply a recovery factor against eligible receivables and inventory.  This recovery factor may be either increased or decreased subject to additional support and analysis of the quality of receivables and the companies owning the receivables.  The total collateral dependent loans

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

were $26.5 million and $3.8 million at December 31, 2024 and December 31, 2023, respectively.  Specific reserves related to these loans were $0.7 million and $0 at December 31, 2024, and December 31, 2023, respectively.

Real Estate Owned (REO). The fair value of REO is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.  Real estate owned classified as Level 3 totaled $6.2 million and $8.4 million at December 31, 2024, and 2023, respectively.  For additional information regarding REO, see Note 7: Real Estate Owned.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification.  Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of December 31, 2024 included prepayment rates ranging from 20% to 30% and a discount rate of 10%.  Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of December 31, 2023 included prepayment rates ranging from 15% to 30% and a discount rate of 10%.  For additional information regarding mortgage servicing rights, see Note 10: Loan Sales and Mortgage Servicing Rights.

Loans Held for Sale. Loans held for sale are accounted for at the lower of amortized cost or fair value. The fair value for loans held for sale is based upon a discounted cash flow model which involves estimating the future cash flows from the loans in the portfolio and discounting to a present value. Contractual cash flows associated with the loans are adjusted to reflect certain assumptions, such as prepayment, default, and loss severity assumptions, to form expected prepayment and credit-adjusted expected cash flows. The expected cash flows are then discounted to present value at a rate of return which considers other costs and risks, such as market risk and liquidity. Significant assumptions in the valuation of these Level 3 loans held for sale as of December 31, 2024, included prepayment rates of 5% and 15% for fixed-rate and floating-rate loans, respectively; discount rates ranging from 2.10% to 6.25%; and annual expected loss assumption rate of 0.05%.  These assumptions applied to 97.4% of the total principal balance of the loan portfolio.  The remaining 2.6% of the principal balance of the loan portfolio consisted of seventeen loans that were rated as substandard, and for which separate assumptions were used to account for the lower credit quality of the loans.

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
Years Ended December 31, 2024, 2023, and 2022

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

Investment Securities Available-for-Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the investment security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the investment securities are classified as Level 3 and reliance is placed upon external third-party models, and management judgment and evaluation for valuation. Level 1 investment securities include those traded on an active exchange, such as the NYSE, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 investment securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Investment securities classified as level 3 include beneficial interests in FHLMC securitizations. Significant assumptions in the valuation of these Level 3 investment securities as of December 31, 2024 included a prepayment rate of 20% and a discount rate of 6.87%.  Significant assumptions in the valuation of these Level 3 investment securities as of December 31, 2023 included a prepayment rate of 25% and discount rates ranging from 8.35% to 10.0%.

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
Years Ended December 31, 2024, 2023, and 2022

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

Borrowings. The fair value of borrowings is the carrying value of overnight FHLB advances and federal funds purchased that approximate fair value because of the short-term maturity of these instruments, resulting in a Level 2 classification.  The fair value of borrowings in the form of FHLB putable advances also approximates carrying value and are classified as Level 2 instruments.

Subordinated Debt.  The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company resulting in a Level 3 classification.

Accrued Interest Payable.  The fair value of accrued interest payable on deposits, borrowings, and subordinated debt approximates its carrying value.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
December 31, 2024:
Assets:
Cash and cash equivalents	$1,016,132	$1,016,132	$—	$—	$1,016,132
Securities AFS, net	1,313,885	14,778	1,297,865	1,242	1,313,885
Securities HTM	712,105	—	636,840	—	636,840
Loans held for sale	1,285,819	—	—	1,285,819	1,285,819
Loans, net	7,909,091	—	16,663	7,595,925	7,612,588
Investment in equity securities	11,798	—	—	11,798	11,798
Accrued interest receivable	54,804	54,804	—	—	54,804
Derivative assets	5,086	—	5,086	—	5,086
Liabilities:
Deposits	$9,870,279	$7,476,826	$2,389,896	$—	$9,866,722
Borrowings	1,425,369	—	1,430,337	—	1,430,337
Subordinated debt	173,459	—	—	142,631	142,631
Accrued interest payable	27,701	27,701	—	—	27,701

December 31, 2023:
Assets:
Cash and cash equivalents	$1,326,629	$1,326,629	$—	$—	$1,326,629
Securities AFS, net	703,226	398,790	297,194	7,242	703,226
Securities HTM	789,578	—	710,021	—	710,021
Loans, net	10,148,597	—	—	9,827,508	9,827,508
Investment in equity securities	11,768	—	—	11,768	11,768
Accrued interest receivable	54,163	54,163	—	—	54,163
Liabilities:
Deposits	$10,688,932	$7,545,262	$3,145,870	$—	$10,691,132
Borrowings	1,409,056	609,056	800,000	—	1,409,056
Subordinated debt	173,397	—	—	136,002	136,002
Accrued interest payable	42,177	42,177	—	—	42,177

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
December 31, 2024:
Collateralized mortgage obligations	$11,121	$—	$(1,279)	$—	$9,842
Agency mortgage-backed securities	1,126,861	2,308	(7,543)	—	1,121,626
Municipal bonds	48,921	—	(3,386)	—	45,535
SBA securities	9,236	2	(93)	—	9,145
Beneficial interests in FHLMC securitization	4,619	—	—	(3,377)	1,242
Corporate bonds	133,767	—	(7,193)	(757)	125,817
U.S. Treasury	700	—	(22)	—	678
Total	$1,335,225	$2,310	$(19,516)	$(4,134)	$1,313,885

December 31, 2023:
Collateralized mortgage obligations	$8,946	$—	$(1,341)	$—	$7,605
Agency mortgage-backed securities	106,733	1,028	(414)	—	107,347
Municipal bonds	49,473	—	(3,037)	—	46,436
SBA securities	13,631	2	(106)	—	13,527
Beneficial interests in FHLMC securitization	14,473	4	(418)	(6,818)	7,241
Corporate bonds	138,858	—	(15,176)	(1,402)	122,280
U.S. Treasury	399,375	—	(585)	—	398,790
Total	$731,489	$1,034	$(21,077)	$(8,220)	$703,226

The following table provides a summary of the Company’s securities HTM portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
December 31, 2024:
Agency mortgage-backed securities	$712,105	$—	$(75,265)	$—	$636,840
Total	$712,105	$—	$(75,265)	$—	$636,840

December 31, 2023:
Agency mortgage-backed securities	$789,578	$1	$(79,558)	$—	$710,021
Total	$789,578	$1	$(79,558)	$—	$710,021

As of December 31, 2024, the tables above include $325.7 million of agency mortgage-backed securities pledged as collateral to the state of Florida to meet regulatory requirements; $1.3 million in U.S. Treasury securities pledged as collateral to various states to meet regulatory requirements related to the Bank’s trust operations; $256.5 million of agency mortgage-backed securities pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into from 2018 and 2021; and $77.3 million in  securities consisting of SBA securities, collateralized mortgage obligations, and agency mortgage-backed securities pledged as collateral for repurchase agreements obtained from a prior bank acquisition.  A total of $916.8 million in SBA and agency mortgage-backed securities, collateralized mortgage obligations, corporate and municipal bonds are pledged as collateral to the Federal Reserve Bank’s discount window from which the Bank may borrow.

As of December 31, 2023, the tables above include $398.8 million of U.S. Treasury securities pledged as collateral to the state of Florida to meet regulatory requirements; $262.1 million of agency mortgage-backed securities pledged as

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

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

We monitor the credit quality of these securities by evaluating various quantitative attributes.  The credit quality indicators the Company monitors include, but are not limited to, credit ratings of individual securities and the credit rating of United States government-sponsored enterprises that guarantee the securities.  Credit ratings express opinions about the credit quality of a security.  Securities rated investment grade, as defined by NRSROs, are generally considered by the rating agencies and market participants to be low credit risk.  As of December 31, 2024, all of the Company’s securities were either investment grade or were issued by a U.S. government agency or a GSE with an investment grade rating, with the exception of two corporate bonds having a combined market value of $33.2 million which were below investment grade.

The tables below indicate the gross unrealized losses and fair values of our securities AFS portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$2,874	$(51)	$6,968	$(1,228)	$9,842	$(1,279)
Agency mortgage-backed securities	719,329	(7,218)	4,280	(325)	723,609	(7,543)
Municipal bonds	2,129	(101)	43,405	(3,285)	45,534	(3,386)
SBA securities	614	(1)	7,739	(92)	8,353	(93)
Corporate bonds	14,242	(758)	112,333	(6,435)	126,575	(7,193)
U.S. Treasury	—	—	678	(22)	678	(22)
Total	$739,188	$(8,129)	$175,403	$(11,387)	$914,591	$(19,516)

	Securities with Unrealized Loss at December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$—	$—	$7,606	$(1,341)	$7,606	$(1,341)
Agency mortgage-backed securities	—	—	5,710	(414)	5,710	(414)
Municipal bonds	1,779	(26)	42,847	(3,011)	44,626	(3,037)
SBA securities	353	—	12,025	(106)	12,378	(106)
Beneficial interests in FHLMC securitization	—	—	4,041	(418)	4,041	(418)
Corporate bonds	14,847	(153)	108,832	(15,023)	123,679	(15,176)
U.S. Treasury	397,942	(534)	848	(51)	398,790	(585)
Total	$414,921	$(713)	$181,909	$(20,364)	$596,830	$(21,077)

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
Years Ended December 31, 2024, 2023, and 2022

The tables below indicate the gross unrecognized losses and fair value of our securities HTM portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrecognized loss position.

	Securities with Unrecognized Loss at December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$15,440	$(61)	$621,400	$(75,204)	$636,840	$(75,265)
Total	$15,440	$(61)	$621,400	$(75,204)	$636,840	$(75,265)

	Securities with Unrecognized Loss at December 31, 2023
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$—	$—	$689,454	$(79,558)	$689,454	$(79,558)
Total	$—	$—	$689,454	$(79,558)	$689,454	$(79,558)

For the year ended December 31, 2024, securities available-for-sale with an amortized cost of $741 million were sold, resulting in gross realized gains of $1.4 million and gross realized losses of $0.2 million.  For the year ended December 31, 2023, securities available-for-sale with an amortized cost of $175.0 million were sold, resulting in gross realized gains of $2.3 million.

The following is a rollforward of the Company’s allowance for credit losses related to investments for the year ended December 31:

	Beginning	Provision (Reversal)			Ending
(dollars in thousands)	Balance	for Credit Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2024:
Beneficial interests in FHLMC securitization	$6,818	$(311)	$(3,130)	$—	$3,377
Corporate bonds	1,402	(645)	—	—	757
Total	$8,220	$(956)	$(3,130)	$—	$4,134

Year Ended December 31, 2023:
Beneficial interests in FHLMC securitization	$11,439	$(650)	$(3,971)	$—	$6,818
Corporate bonds	—	1,402	—	—	1,402
Total	$11,439	$752	$(3,971)	$—	$8,220

Year Ended December 31, 2022:
Beneficial interests in FHLMC securitization	$10,399	$1,040	$—	$—	$11,439
Total	$10,399	$1,040	$—	$—	$11,439

Provision (reversal) for credit losses of ($956) thousand, $752 thousand, and $1.0 million were recorded on the consolidated statements of operations for the years ended December 31, 2024, 2023, and 2022, respectively.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

On a quarterly basis, the Company engages with an independent third party to perform an analysis of expected credit losses for its municipal and corporate bond securities in order to supplement our own internal review.  As of December 31, 2024, the analysis concluded and the Company concurred that fifteen corporate bonds were impacted by credit loss, for which $757 thousand was recorded as ACL related to available-for-sale securities.  For the year ended December 31, 2024, the Company recorded charge-offs of $3.1 million related to several interest-only strip securities.  The ACL related to available-for-sale securities totaled $4.1 million at December 31, 2024.  For the year ended December 31, 2023, the Company recorded charge-offs of $4.0 million related to several interest-only strip securities.  The AC related to available-for-sale securities totaled $8.2 million at December 31, 2023.

The amortized cost and fair value of investment securities AFS and HTM by contractual maturity are shown in the tables below.  Expected maturities may differ from contractual maturities for securities whereby borrowers have the right to prepay such obligations without penalty such as agency mortgage-backed securities and beneficial interests in FHLMC securitizations.

The amortized cost and fair value of investment securities AFS by contractual maturity were as follows for the periods indicated:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2024
Amortized Cost:
Collateralized mortgage obligations	$—	$276	$154	$10,691	$11,121
Agency mortgage-backed securities	48	2,992	—	1,123,821	1,126,861
Municipal bonds	2,594	14,874	29,218	2,235	48,921
SBA securities	—	418	388	8,430	9,236
Beneficial interests in FHLMC securitization	—	4,619	—	—	4,619
Corporate bonds	—	61,961	66,282	5,524	133,767
U.S. Treasury	200	500	—	—	700
Total	$2,842	$85,640	$96,042	$1,150,701	$1,335,225
Weighted average yield	1.99%	5.83%	3.01%	5.50%	5.34%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$256	$150	$9,436	$9,842
Agency mortgage-backed securities	47	2,882	—	1,118,697	1,121,626
Municipal bonds	2,573	14,120	27,065	1,777	45,535
SBA securities	—	416	388	8,341	9,145
Beneficial interests in FHLMC securitization	—	4,619	—	—	4,619
Corporate bonds	—	60,318	61,889	4,367	126,574
U.S. Treasury	200	478	—	—	678
Total	$2,820	$83,089	$89,492	$1,142,618	$1,318,019

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2023
Amortized Cost:
Collateralized mortgage obligations	$—	$—	$513	$8,433	$8,946
Agency mortgage-backed securities	141	4,364	—	102,228	106,733
Municipal bonds	—	9,672	36,103	3,698	49,473
SBA securities	—	944	623	12,064	13,631
Beneficial interests in FHLMC securitization	3,315	5,380	—	5,778	14,473
Corporate bonds	5,012	60,444	67,872	5,530	138,858
U.S. Treasury	398,676	699	—	—	399,375
Total	$407,144	$81,503	$105,111	$137,731	$731,489
Weighted average yield	5.47%	6.46%	2.90%	5.94%	5.30%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$—	$466	$7,139	$7,605
Agency mortgage-backed securities	137	4,134	—	103,076	107,347
Municipal bonds	—	9,231	34,142	3,063	46,436
SBA securities	—	936	622	11,969	13,527
Beneficial interests in FHLMC securitization	3,315	5,380	—	5,364	14,059
Corporate bonds	4,973	58,337	56,395	3,977	123,682
U.S. Treasury	398,135	655	—	—	398,790
Total	$406,560	$78,673	$91,625	$134,588	$711,446

The amortized cost and fair value of investment securities HTM by contractual maturity were as follows for the periods indicated:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2024
Amortized Cost:
Agency mortgage-backed securities	$—	$4,542	$8,900	$698,663	$712,105
Total	$—	$4,542	$8,900	$698,663	$712,105
Weighted average yield	—%	0.99%	1.58%	2.24%	2.22%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$4,287	$8,128	$624,425	$636,840
Total	$—	$4,287	$8,128	$624,425	$636,840

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2023
Amortized Cost:
Agency mortgage-backed securities	$—	$4,259	$12,537	$772,782	$789,578
Total	$—	$4,259	$12,537	$772,782	$789,578
Weighted average yield	—%	0.86%	1.44%	2.26%	2.24%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$3,972	$11,457	$694,592	$710,021
Total	$—	$3,972	$11,457	$694,592	$710,021

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

NOTE 4: LOANS

The following is a summary of our loans held for investment as of:

	December 31,	December 31,
(dollars in thousands)	2024	2023
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$3,341,823	$5,227,885
Single family	873,491	950,712
Total real estate loans secured by residential properties	4,215,314	6,178,597
Commercial properties	904,167	987,596
Land and construction	69,246	137,298
Total real estate loans	5,188,727	7,303,491
Commercial and industrial loans	2,746,351	2,856,228
Consumer loans	1,137	1,328
Total loans	7,936,215	10,161,047
Premiums, discounts and deferred fees and expenses	5,178	16,755
Total	$7,941,393	$10,177,802

The Company’s loans held for investment portfolio is segmented according to loans that share similar attributes and risk characteristics.  In August 2024, a portion of the Company’s multifamily portfolio totaling $1.9 billion in principal balance was reclassified from loans held for investment to loans held for sale.  In December 2024, $489 million in principal balance of these loans was securitized, resulting in gross realized gains of $4.4 million recorded to earnings and $2.8 million in mortgage servicing right asset recorded on the balance sheet.  At December 31, 2024, loans held-for- sale totaled $1.3 billion, which consisted of $1.4 billion in net amortized cost, less $91 million in fair market value adjustment.  There were no outstanding loans held for sale as of December 31, 2023.

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

Loans with a collateral value totaling $176 million and $283.7 million were pledged as collateral to secure borrowings with the Federal Reserve Bank at December 31, 2024 and December 31, 2023, respectively.  Loans with a market value of $4.1 billion and $4.2 billion were pledged as collateral to secure borrowings with the FHLB at December 31, 2024, and December 31, 2023, respectively.

For the year ended December 31, 2024, loans totaling $496.9 million in unpaid principal balance were sold, resulting in a net gain on sale of loans of $5.1 million. There were no loan sales for the year ended December 31, 2023.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
December 31, 2024:
Real estate loans:
Residential properties	$7,083	$—	$—	$23,324	$30,407	$4,193,994	$4,224,401
Commercial properties	7,944	428	12,900	7,946	29,218	874,463	903,681
Land and construction	—	—	—	—	—	69,134	69,134
Commercial and industrial loans	997	617	—	9,174	10,788	2,732,226	2,743,014
Consumer loans	—	—	—	—	—	1,163	1,163
Total	$16,024	$1,045	$12,900	$40,444	$70,413	$7,870,980	$7,941,393

Percentage of total loans	0.20%	0.01%	0.16%	0.51%	0.89%

December 31, 2023:
Real estate loans:
Residential properties	$93	$416	$—	$112	$621	$6,196,923	$6,197,544
Commercial properties	27,403	403	1,730	2,915	32,451	954,321	986,772
Land and construction	—	—	—	—	—	136,827	136,827
Commercial and industrial loans	525	88	—	8,804	9,417	2,845,845	2,855,262
Consumer loans	—	—	—	—	—	1,397	1,397
Total	$28,021	$907	$1,730	$11,831	$42,489	$10,135,313	$10,177,802

Percentage of total loans	0.28%	0.01%	0.02%	0.12%	0.42%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
December 31, 2024:
Real estate loans:
Residential properties	$1,420	$21,904
Commercial properties	3,449	4,497
Commercial and industrial loans	9,174	—
Total	$14,043	$26,401

December 31, 2023:
Real estate loans:
Residential properties	$—	$112
Commercial properties	—	2,915
Commercial and industrial loans	7,406	1,398
Total	$7,406	$4,425

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
Years Ended December 31, 2024, 2023, and 2022

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

The following table presents our loan modifications made to borrowers experiencing financial difficulty by type of modification for the twelve months ended December 30, 2024 and 2023, respectively with related amortized cost balances, respective percentage share of the total class of loans, and the related financial effect:

	December 31, 2024:
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Residential loans	$5	—%	1 loan with term extension of 22 months.
Commercial real estate loans	$12,900	1.43%	1 loan with term extension of 10 months.
Commercial and industrial loans	$2,266	0.08%

5 loans with various extensions of loan maturity ranging from 3 to 63 months. 2 loans with payment extensions and forbearance. 1 loan with 3-month extension and 3-month forbearance. 2 loans with $100 payments through 3 months.

Total	$15,171

	Payment Deferrals
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Residential loans	$399	0.01%	1 loan with 3 month interest deferral
Total	$399

	Combination
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	$5,022	0.18%	8 loans with various extensions of loan maturity ranging from 5 to 12 months and payment deferral.
Total	$5,022

	Total
	Amortized Cost Basis	% of Total Class of Loans
Residential loans	$404	0.01%
Commercial real estate loans	12,900	1.43%
Commercial and industrial loans	7,288	0.26%
Total	$20,592

	December 31, 2023:
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	$12,673	0.46%	8 loans with term extensions ranging from 3 to 15 months.
Total	$12,673

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

	Payment Deferrals
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Residential loans	$247	—%	1 loan with 6-month interest deferral
Total	$247

	Combination
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial real estate loans	$645	0.07%	1 loan with term extension and interest reduction.
Commercial and industrial loans	2,292	0.08%	2 loans with 20-month term extensions and interest deferrals; 1 loan with interest rate reduction and immaterial principal forgiveness.
Total	$2,937

	Total
	Amortized Cost Basis	% of Total Class of Loans
Residential loans	$247	—%
Commercial real estate loans	645	0.07%
Commercial and industrial loans	14,965	0.55%
Total	$15,857

The following table presents the amortized cost basis of loans that had a payment default since modification for the twelve-months ended December 31, 2024

	December 31, 2024:
	Combination
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	3	$2,264
Total	3	$2,264

	Total
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	3	$2,264
Total	3	$2,264

All loans modified during the twelve-month period ended December 31, 2023, were current with respect to payments and were not in default.

Outstanding commitments to lend on modified loans totaled $1 thousand and $379 thousand at December 31, 2024 and 2023, respectively.

The following table presents the payment status of our loan modifications made during the twelve months ended December 31, 2024:

		30-89 Days	90+ Days
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Total
December 31, 2024:
Residential loans	$404	$—	$—	$—	$404
Commercial real estate loans	—	—	12,900	—	12,900
Commercial and industrial loans	2,313	—	—	4,974	7,287
Total	$2,717	$—	$12,900	$4,974	$20,591

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

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

The measurement of the ACL is performed by collectively pooling and evaluating loans with similar risk characteristics. The quantitative CECL model estimates credit losses by applying pool-specific probability of default (“PD”) and loss given default (“LGD”) rates to the expected exposure at default ("EAD") over the contractual life of the loans. A significant portion of the ACL is calculated and measured on a collective pool basis, representing $7.8 billion or approximately 97.6% of the total blended loans held for investment portfolio as of December 31, 2024. As of December 31, 2023, the ACL was calculated and measured based upon $9.9 billion or 97.2% of the total blended portfolio evaluated on a collective pool basis and $268 million in small homogeneous loan portfolios or 2.6% of the total blended portfolio evaluated using historical loss factors. Pooled loan segments consisted of multifamily, commercial, single-family, non-owner occupied commercial real estate, and construction loans. The remaining portion of the loan portfolio, representing $164.7 million or approximately 2.1% of the total blended loans held for investment portfolio, consisted of small homogeneous loan portfolios which has its quantitative reserve calculated separately based on historical loss factors for the respective portfolios or, if no historical loss is available, based on peer group historical losses. These loan portfolios include equipment finance, land, consumer and commercial small balance loans. In addition, collateral dependent loans totaling $26.5 million or 0.3% of the total blended loans held for investment portfolio, are separately valued based on the fair value of the underlying collateral.

The measurement also incorporates qualitative components such as internal and external risk factors that may not be adequately assessed in the quantitative model. Qualitative adjustments primarily relate to segments of the loan portfolio deemed by management to be of a higher-risk profile or other factors where management believes the quantitative component of the ACL model may not be fully reflective of levels deemed adequate in the judgment of management. Qualitative adjustments may also relate to uncertainty as to future macroeconomic conditions and the related impact on certain loan segments. Management reviews the need for an appropriate level of quantitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods. Management applies a two-year time horizon in its ACL model at which there is a gradual reversion back to historical loss experience over two year period.

For purposes of calculating the ACL, the Company has elected to include deferred loan fees and expenses in the loan balance and exclude accrued interest from loan balances.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

The following is a rollforward of the allowance for credit losses related to loans held for investment for the years ended December 31:

		Provision
	Beginning	(Reversal) for			Ending
(dollars in thousands)	Balance	Credit Losses	Chargeoffs	Recoveries	Balance
2024:
Real estate loans:
Residential properties	$9,921	$(2,048)	$(657)	$—	$7,216
Commercial properties	4,148	3,499	(964)	—	6,683
Land and construction	332	(271)	—	—	61
Commercial and industrial loans	14,796	19,815	(16,770)	492	18,333
Consumer loans	8	23	(23)	1	9
Total	$29,205	$21,018	$(18,414)	$493	$32,302
2023:
Real estate loans:
Residential properties	$8,306	$1,615	$—	$—	$9,921
Commercial properties	8,714	(4,317)	(249)	—	4,148
Land and construction	164	168	—	—	332
Commercial and industrial loans	16,521	1,171	(4,998)	2,102	14,796
Consumer loans	26	(18)	(2)	2	8
Total	$33,731	$(1,381)	$(5,249)	$2,104	$29,205
2022:
Real estate loans:
Residential properties	$2,637	$5,674	$(5)	$—	$8,306
Commercial properties	17,049	(8,335)	—	—	8,714
Land and construction	1,995	(1,831)	—	—	164
Commercial and industrial loans	11,992	4,804	(711)	436	16,521
Consumer loans	103	(73)	(4)	—	26
Total	$33,776	$239	$(720)	$436	$33,731

At December 31, 2024, the Company maintained an allowance for unfunded loan commitments totaling $1.3 million which is included in accounts payable and other liabilities.  The allowance is calculated based mostly on loss rates for the type of loan/collateral in which the loan commitment relates with a drawdown probability applied to the available credit balance based on utilization rates for the prior year.

The Company’s primary regulatory agencies periodically review the allowance for credit losses and such agencies may require the Company to recognize additions to the allowance based on information and factors available to them at the time of their examinations.  Accordingly, no assurance can be given that the Company will not recognize additional provisions for credit losses with respect to the loan portfolio.

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
Years Ended December 31, 2024, 2023, and 2022

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

The following tables present risk categories of loans held for investment based on year of origination, and includes gross charge-offs in accordance with ASU 2022-02 as of the dates presented:

							Revolving
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
December 31, 2024:
Loans secured by real estate:
Residential
Multifamily
Pass	$101,311	$539	$1,701,974	$749,864	$369,887	$241,935	$—	$3,165,510
Special mention	—	—	—	47,090	18,572	8,623	—	74,285
Substandard	—	—	13,231	—	18,234	76,185	—	107,650
Total	$101,311	$539	$1,715,205	$796,954	$406,693	$326,743	$—	$3,347,445
Gross charge-offs	$—	$—	$—	$—	$—	$657	$—	$657

Single family
Pass	$5,410	$9,441	$247,252	$255,096	$90,422	$203,116	$44,580	$855,317
Special mention	—	—	—	—	—	—	510	510
Substandard	—	—	—	—	—	21,104	25	21,129
Total	$5,410	$9,441	$247,252	$255,096	$90,422	$224,220	$45,115	$876,956
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$3,784	$2,398	$217,827	$115,582	$136,414	$378,101	$—	$854,106
Special mention	—	—	1,637	1,299	7,966	4,795	—	15,697
Substandard	—	12,900	—	—	845	20,133	—	33,878
Total	$3,784	$15,298	$219,464	$116,881	$145,225	$403,029	$—	$903,681
Gross charge-offs	$—	$—	$—	$—	$—	$964	$—	$964

Land and construction
Pass	$125	$24,970	$32,877	$4,444	$1,035	$5,683	$—	$69,134
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$125	$24,970	$32,877	$4,444	$1,035	$5,683	$—	$69,134
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$66,699	$151,580	$972,111	$234,062	$88,657	$27,220	$1,147,464	$2,687,793
Special mention	690	3,400	9,430	24,087	—	605	7,602	45,814
Substandard	2,593	31	28	422	12	2,218	4,103	9,407
Total	$69,982	$155,011	$981,569	$258,571	$88,669	$30,043	$1,159,169	$2,743,014
Gross charge-offs	$572	$622	$1,310	$795	$3,437	$4,530	$5,504	$16,770

Consumer
Pass	$89	$5	$—	$107	$—	$49	$913	$1,163
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$89	$5	$—	$107	$—	$49	$913	$1,163
Gross charge-offs	$—	$—	$—	$—	$—	$—	$23	$23

Total loans
Pass	$177,418	$188,933	$3,172,041	$1,359,155	$686,415	$856,104	$1,192,957	$7,633,023
Special mention	690	3,400	11,067	72,476	26,538	14,023	8,112	136,306
Substandard	2,593	12,931	13,259	422	19,091	119,640	4,128	172,064
Total	$180,701	$205,264	$3,196,367	$1,432,053	$732,044	$989,767	$1,205,197	$7,941,393
Gross charge-offs	$572	$622	$1,310	$795	$3,437	$6,151	$5,527	$18,414

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

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
Years Ended December 31, 2024, 2023, and 2022

applicable).  The following table presents the amortized cost basis of collateral dependent loans, and the related ACL allocated to these loans as of the dates indicated:

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
December 31, 2024:
Loans secured by real estate:
Residential properties
Multifamily	$2,802	$—	$—	$2,802	$—
Single family	15,856	—	—	15,856	—
Commercial real estate loans	4,497	—	—	4,497	—
Commercial loans	—	—	3,935	3,935	697
Total	$23,155	$—	$3,935	$27,090	$697

December 31, 2023:
Loans secured by real estate:
Commercial real estate loans	$2,523	$—	$—	$2,523	$—
Commercial loans	—	250	978	1,228	—
Total	$2,523	$250	$978	$3,751	$—

NOTE 6: PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows at December 31:

(dollars in thousands)	2024	2023
Leasehold improvements and artwork	$27,160	$26,842
Information technology equipment	13,933	12,991
Furniture and fixtures	3,311	3,297
Land and auto	14,096	16,152
Total	58,500	59,282
Accumulated depreciation and amortization	(22,694)	(19,357)
Net	$35,806	$39,925

Depreciation expense for premises and equipment was $4.8 million, $4.4 million, and $4.0 million as of December 31, 2024, 2023 and 2022, respectively.

NOTE 7: REAL ESTATE OWNED

The activity in our portfolio of REO is as follows during the periods ending December 31:

(dollars in thousands)	2024	2023
Beginning balance	$8,381	$6,210
Loans transferred to REO	—	2,171
Dispositions of REO	(2,171)	—
Ending balance	$6,210	$8,381

During the year ended December 31, 2024, one of the two REO properties held at December 31, 2023 was sold, resulting in a gain on sale of REO of $679 thousand which is included in the consolidated statements of operations. At

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

December 31, 2024, REO consisted of one property which is carried at amortized cost as the appraised value adjusted for estimated selling costs exceeded the amortized cost basis.

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

Core deposit intangibles are deemed to have definite useful lives and arise from whole bank acquisitions.  Core deposit intangibles are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years. At December 31, 2024 and 2023, core deposit intangible assets totaled $3.6 million and $4.9 million, respectively, and we recognized $1.4 million, $1.6 million and $1.9 million in core deposit intangible amortization expense in 2024, 2023 and 2022, respectively.  The estimated aggregate amortization expense related to our core deposit intangibles for the next five years succeeding December 31, 2024, in order from the present, is $1.2 million, $960 thousand, $751 thousand, $331 thousand, and $179 thousand.

NOTE 9: DERIVATIVE ASSETS

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
Years Ended December 31, 2024, 2023, and 2022

corresponding amount of the hedged item was simultaneously de-designated, resulting in the recording of a gain of $1.7 million, classified as capital markets activities on the accompanying statements of operations.

At December 31, 2024, the fair value of the cash flow hedge was $5.1 million and is classified as derivative assets with a corresponding amount classified as a component of AOCI on the accompanying balance sheet.

On January 29, 2025, the Bank entered into an interest rate swap agreement with an institutional counterparty to hedge the interest rate risk to earnings associated with fair value changes in the valuation allowance previously established as a result of loans that were reclassified from loans held for investment to loans held for sale during the second half of 2024.  The hedging instrument is a pay-fixed, receive variable interest rate swap agreement with a notional amount of $1.0 billion that will amortize down to $400 million over four years.  The Bank will pay quarterly interest at a fixed rate of 4.03% and receive quarterly interest payments calculated at the Daily Simple SOFR over the same period.  The original term of the agreement is four years, expiring on January 29, 2029.  Since the fair value changes of the valuation allowance for reclassified loans in loans held for sale already flow through earnings, the Bank has elected to not designate the hedge for hedge accounting to ensure that changes in the derivative’s value are reported in current earnings each period.

NOTE 10: LOAN SALES AND MORTGAGE SERVICING RIGHTS

The Company retained servicing rights for most of the loans sold and recognized mortgage servicing rights in connection with multifamily loan sale transactions that occurred in 2024 as well as 2021 and prior.  As of December 31, 2024 and 2023, mortgage servicing rights net of valuation allowance totaled $6.4 million and $5.5 million, respectively and is classified as a component of other assets in the accompanying consolidated balance sheets. The amount of loans serviced for others totaled $1.3 billion and $962 million at December 31, 2024 and 2023, respectively. Servicing fees collected in 2024, 2023, and 2022 were $2.5 million, $2.5 million, and $3.0 million, respectively.

In 2024, $489 million principal balance of multifamily loans were sold and the Company recognized a gain of $4.4 million in earnings and recorded a mortgage servicing right asset of $2.8 million on the consolidated balance sheets.  There were no loan sale transactions in 2023 that resulted in the recognition of mortgage servicing rights.  There were no loan purchase transactions in 2024 or 2023.

NOTE 11: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	2024		2023
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$1,956,628	—	$1,467,806	—
Interest-bearing	1,995,397	3.29%	2,881,786	2.94%
Money market and savings	3,524,801	3.60%	3,195,670	3.81%
Certificates of deposit	2,393,453	4.72%	3,143,670	4.87%
Total	$9,870,279	3.09%	$10,688,932	3.36%

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

The following table provides the remaining maturities of certificates of deposit accounts greater than $250,000 as of:

	December 31, 2024	December 31, 2023
Large Denomination Certificates of Deposit Maturity Distribution	(dollars in thousands)

3 months or less	$76,691	$343,078
Over 3 months through 6 months	44,619	24,126
Over 6 months through 12 months	92,960	56,415
Over 12 months	13,417	30,994
Total	$227,687	$454,613

Large depositor relationships, consisting of deposit relationships which exceed 2% of total deposits, accounted for, in the aggregate, 19.7% and 12.5% of our total deposits as of December 31, 2024 and 2023, respectively.  The composition of our large depositor relationships includes mortgage servicing clients who have maintained long-term depository relationships with us.  The balances in these depository accounts are subject to seasonal inflows and outflows, common in the mortgage servicing industry, and average balances in the portfolio unexpectedly grew in the later part of 2024.

Accrued interest payable on deposits, which is included in accounts payable and other liabilities, was $27.7 million and $36.7 million at December 31, 2024 and 2023, respectively.

NOTE 12: BORROWINGS

The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”), and other institutions.  At December 31, 2024, our borrowings consisted of $1.0 billion in FHLB putable advances at the Bank, $400 million of FHLB term advances at the Bank, and $25 million in repurchase agreements at the Bank.  At December 31, 2023, our borrowings consisted of $800 million in FHLB putable advances at the Bank, $100 million of FHLB term advances at the Bank, $160 million in overnight advances and $285 million in term advances from the Federal Reserve Bank, and $64 million in repurchase agreements at the Bank.

FHLB Advances

The FHLB putable advances outstanding at December 31, 2024 had a weighted average remaining life of 6.25 years and a weighted average interest rate of 3.74%.  The putable advances can be called quarterly until maturity at the option of the FHLB at various put dates, with $300 million eligible for exercising in March 2025 and the remaining $700 million eligible for exercising beginning in June 2025.

The FHLB term advances outstanding at December 31, 2024 consist of the following:

$300 million in a three-year fixed-rate advance maturing on May 28, 2027 at an interest rate of 4.95%

$100 million in a five-year fixed-rate advance maturing on June 28, 2028 at an interest rate of 4.21%

FHLB advances are collateralized primarily by loans secured by single-family, multifamily, and commercial real estate properties with a market value of $4.1 billion as of December 31, 2024.  The Bank’s total unused borrowing capacity from the FHLB as of December 31, 2024 was $1.7 billion.  The Bank had in place $69 million in letters of credit from the FHLB, $59 million of which is used as collateral for the 2024 multifamily loan sale/securitization, and $10 million of which is used as collateral for public fund deposits.

The FHLB putable advances outstanding at December 31, 2023 had a weighted average remaining life of 5.41 years and a weighted average fixed interest rate of 3.74%.  The FHLB term advances had a fixed interest rate of 4.21% and matures on June 28, 2028.  FHLB advances were collateralized primarily by loans secured by single-family, multifamily, and commercial real estate properties with a market value of $4.3 billion as of December 31, 2023. The

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

Bank’s total unused borrowing capacity from the FHLB as of December 31, 2023 was $2.0 billion. The Bank had in place $310 million of letters of credit from the FHLB as of December 31, 2023, which were used to meet collateral requirements for deposits from the State of California and local agencies.

Federal Reserve Bank Borrowings

The Bank has a secured line of credit with the Federal Reserve Bank including the secured borrowing capacity through the Federal Reserve Bank’s Discount Window, and Borrower-in-Custody (“BIC”) programs.  Borrowings under the BIC program are overnight advances with interest chargeable at the primary credit borrowing rate.  At December 31, 2024, the Bank did not have any borrowings outstanding under any of the Federal Reserve Bank programs.  At December 31, 2024, the Bank had secured unused borrowing capacity of $1.1 billion under this agreement.

At December 31, 2023, the Bank had outstanding BIC program borrowings totaling $160 million, bearing a fixed interest rate of 5.50% and were repaid in full in early January, 2024.  At December 31, 2023, the Bank had outstanding Bank Term Funding Program borrowings totaling $285 million, which were paid in full in December 2024.  At December 31, 2023, the Bank had secured unused borrowing capacity of $823 million under this agreement.

Uncommitted Credit Facilities:

The Bank has a total of $240 million in borrowing capacity through unsecured federal funds lines, ranging in size from $20 million to $100 million, with six correspondent financial institutions.  At December 31, 2024 and 2023, there were no balances outstanding under these arrangements.

Holding Company Line of Credit:

FFI has entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $20 million maturing in April 2025. The loan bears an interest rate of Prime rate, plus 50 basis points (0.50%). FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in the Bank. As of December 31, 2024 and December 31, 2023, there were no balances outstanding under this agreement.

Repurchase Agreements:

The repurchase agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability.  The investment securities underlying these agreements remain in the Company’s securities AFS portfolio.  As of December 31, 2024 and December 31, 2023, the repurchase agreements are collateralized by investment securities with a fair value of approximately $77.3 million and $76.3 million, respectively.

NOTE 13: SUBORDINATED DEBT

At December 31, 2024 and December 31, 2023, FFI had two issuances of subordinated notes outstanding with an aggregate carrying value of $173 million.  At December 31, 2024 and December 31, 2023, FFI was in compliance with all covenants under its subordinated debt agreements.  The following table summarizes the outstanding subordinated notes as of the dates indicated:

		Current	Current	Carrying Value
	Stated	Interest	Principal	December 31,	December 31,
(dollars in thousands)	Maturity	Rate	Balance	2024	2023
Subordinated notes
Subordinated notes due 2032, 3.50% per annum until February 1, 2027, 3-month SOFR + 2.04% thereafter	February 1, 2032	3.50%	$150,000	$148,298	$148,058
Subordinated notes due 2030, 6.0% per annum until June 30, 2025, 3-month SOFR + 5.90% thereafter.	June 30, 2030	6.00%	24,165	25,161	25,339
Total			$174,165	$173,459	$173,397

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

NOTE 14: SHAREHOLDERS’ EQUITY

FFI is a holding company and does not have any direct operating activities. Any future cash flow needs of FFI are expected to be met by its existing cash and cash equivalents and dividends from its subsidiaries. The Bank is subject to various laws and regulations that limit the amount of dividends that a bank can pay without obtaining prior approval from bank regulators.  FFI’s cash and cash equivalents totaled $7.7 million and $15.3 million at December 31, 2024 and 2023, respectively.

On July 8, 2024, the Company raised approximately $228 million of gross proceeds in an equity capital raise (“July 2024 Capital Raise”) with certain investors.  In the July 2024 Capital Raise, the Company sold and issued to the investors:  (a) 11,308,676 shares of common stock at a purchase price per share of $4.10 (on July 1, 2024, the day before the announcement of the July 2024 Capital Raise, the closing price of the common stock was $6.47); (b) 29,811 shares of a new series of preferred stock, par value $0.001 per share, of the Company designated as Series A Noncumulative Convertible Preferred Stock (the “Series A Preferred Stock”), at a price per share of $4,100, and each share of which is convertible into 1,000 shares of common stock, and all of which shares of Series A Preferred Stock represent the right (on an as converted basis) to receive approximately 29,811,000 shares of common stock; (c) 14,490 shares of a new series of preferred stock, par value $0.001 per share, of the Company designated as Series B Noncumulative Preferred Stock (the “Series B Preferred Stock”), at a price per share of $4,100, each share of which is convertible into 1,000 shares of common stock, and all of which shares of Series B Preferred Stock represent the right (on an as converted basis) to receive approximately 14,490,000 shares of common stock; and (d) Issued Warrants, affording the holder thereof the right, until the seven-year anniversary of the issuance of such Issued Warrant, to purchase for $5,125 per share, 22,239 shares of Series C non-voting, common-equivalent preferred stock (the “Series C NVCE Stock”).  Each share of Series C NVCE Stock is convertible into 1,000 shares of common stock, all of which shares of Series C NVCE Stock, upon issuance, will represent the right (on an as converted basis) to receive approximately 22,239,000 shares of common stock.  The investors were subject to a 180-day lock-up period with respect to the securities purchased.  Net proceeds from the July 2024 Capital Raise of $214.5 million, consisting of the $228 million gross proceeds less issuance costs of $13.5 million, were allocated amongst the newly issued equity instruments under the relative fair value method.  Under the relative fair value method, each equity instrument was allocated a portion of the net proceeds based on the proportion of its fair value to the sum of the fair values of all of the equity instruments covered in the allocation.

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

On September 30, 2024, stockholders approved and adopted an amendment to the Company’s certificate of incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares, and also approved the issuance of shares of common stock in connection with the July 2024 Capital Raise pursuant to NYSE listing rules.  As a result of these approvals, all of the issued and outstanding shares of the Series B Preferred Stock automatically converted into shares of common stock as of the close of business on October 2, 2024, in accordance with the terms of the Certificate of Designation for the Series B Preferred Stock.  In addition, the quarterly non-cumulative cash dividend (annual rate of 13%) and liquidation preference rights of the Series A Preferred Stock ceased to apply.  Shares of Series A Preferred Stock (a) are now entitled to receive dividends at the same time and on the same terms as shares of common stock in accordance with the Certificate of Designation for the Series A Preferred Stock, and (b) rank as equal to shares of common stock in any liquidation of the Company.  Furthermore, the Company will not be required to issue any cash-settled warrants to the investors who participated in the July 2024 Capital Raise.  At December  31, 2024, there were no declared dividends outstanding with respect to the Series A Preferred Stock.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

NOTE 15: EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock that would then share in earnings. Contracts to issue common stock include warrants, convertible preferred stock, stock options, restricted stock, and other contingent shares.  As the average common share price was above the $5.125 per share exercise price (on an as-converted basis) of the warrants, the warrants would have been included in the dilutive share count and diluted earnings per share as of December 31, 2024, if the Company had positive earnings for the period. The following table sets forth the Company’s earnings per share calculations for the years ended December 31:

	2024		2023		2022
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net (loss) income	$(92,407)	$(92,407)	$(199,064)	$(199,064)	$110,512	$110,512
Weighted average basic common shares outstanding	65,598,430	65,598,430	56,426,093	56,426,093	56,422,450	56,422,450
Dilutive effect of options, restricted stock, warrants, and contingent shares issuable		—		—		67,610
Diluted common shares outstanding		65,598,430		56,426,093		56,490,060
Net (loss) income per share	$(1.41)	$(1.41)	$(3.53)	$(3.53)	$1.96	$1.96

Stock options for the 22,550 shares of common stock outstanding at December 31, 2023 were not considered in computing earnings per share because they are antidilutive. There were no stock options outstanding as of December 31, 2024.

NOTE 16: STOCK BASED COMPENSATION

In 2015, shareholders approved an equity incentive plan (“2015 Plan”) whereby: the Company can no longer issue Equity Incentive Awards under the previously approved plans; 750,000 shares of common stock will be available for the grant of Equity Incentive Awards to the Company’s executive officers, other key employees and directors; Equity Incentive Awards that are outstanding under the prior plans will remain outstanding and unchanged and subject to the terms of those Plans; and upon termination, cancellation or forfeiture of any of the Equity Incentive Awards that are outstanding under the prior plans, those shares will be added to the pool of shares available for future grants of Equity Incentive Awards under the plan approved in 2015.

In 2024, shareholders approved an equity incentive plan (“2024 Plan”) that replaced the 2015 Plan with respect to issuing new equity compensation awards.   Awards outstanding under the 2015 Plan will continue to be governed by the terms of the 2015 Plan.  The 2024 Plan permits the discretionary award of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), and restricted stock units to directors, officers, employees and consultants or the directors, officers, employees, and consultants of any of the Company’s subsidiaries or affiliates as well as prospective employees and consultants who have agreed to serve the Company.  The maximum number of shares that may be issued under the 2024 Plan will be 1,500,000 shares of common stock, which number is subject to adjustment per terms of the 2024 Plan.

The Company recognized stock-based compensation expense of $2.0 million, $1.7 million, and $3.5 million in 2024, 2023, and 2022, respectively, related to RSUs.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

Stock options, when granted, have an exercise price not less than the current market value of the common stock and expire after ten years if not exercised. If applicable, vesting periods are set at the date of grant and the Plans provide for accelerated vesting should a change in control occur.

The following table summarizes the activities in the Plans during 2024:

		Weighted Average	Weighted Average
(dollars in thousands except		Exercise Price per	Remaining	Aggregate
per share amounts)	Options Granted	Share	Contractual Term	Intrinsic Value
Balance: December 31, 2023	22,550	$9.00
Options forfeited	(22,550)	9.00
Balance: December 31, 2024	—	—	—	$—
Options exercisable	—	$—	—	$—

The following table summarizes the activities in the Plans during 2023:

		Weighted Average	Weighted Average
(dollars in thousands except		Exercise Price per	Remaining	Aggregate
per share amounts)	Options Granted	Share	Contractual Term	Intrinsic Value
Balance: December 31, 2022	45,050	$8.67
Options exercised	(19,500)	8.08
Options forfeited	(3,000)	10.00
Balance: December 31, 2023	22,550	9.00	0.20 Years	$255
Options exercisable	22,550	$9.00	0.20 Years	$255

The intrinsic value of stock options exercised in 2023 was $0.

The following table summarizes the activities in the Plans during 2022:

		Weighted Average	Weighted Average
(dollars in thousands except		Exercise Price per	Remaining	Aggregate
per share amounts)	Options Granted	Share	Contractual Term	Intrinsic Value
Balance: December 31, 2021	47,050	$8.68
Options exercised	(2,000)	9.00
Balance: December 31, 2022	45,050	8.67	0.95 Years	$255
Options exercisable	45,050	$8.67	0.95 Years	$255

The intrinsic value of stock options exercised in 2022 was $33,400.

The following table provides a summary of the RSUs issued by the Company under its equity incentive plans for the periods ended December 31:

	2024		2023		2022
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Balance: January 1	146,384	$(9.12)	199,016	$31.92	199,574	$19.34
New RSUs	1,053,224	7.66	267,480	14.04	241,020	22.87
Shares vested and issued	(119,040)	14.06	(158,478)	18.90	(148,139)	20.09
RSUs forfeited	(130,303)	10.61	(161,634)	18.82	(93,439)	0.44
Balance December 31	950,265	$5.28	146,384	$(9.12)	199,016	$31.92

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

The fair value of the shares vested and issued was $0.9 million, $1.9 million and $3.4 million in 2024, 2023 and 2022, respectively. As of December 31, 2024, the Company had $6.4 million of unrecognized compensation costs related to outstanding RSUs, which will be recognized through October 2027 subject to the related vesting requirements.

NOTE 17: 401(k) PROFIT SHARING PLAN

The Company’s employees participate in the Company’s 401(k) profit sharing plan (the “401k Plan”) that covers all employees eighteen years of age or older who have completed three months of employment. Each employee eligible to participate in the 401k Plan may contribute up to 100% of his or her compensation, subject to certain statutory limitations. In 2024, 2023, and 2022, the Company matched 100% of a participant’s contribution up to 3% of a participant’s compensation and an additional 50% of a participant’s contribution up to the next 2% of a participant’s compensation. These employer contributions are subject to the plan’s vesting schedule. The Company contributions of $2.0 million, $2.4 million and $2.8 million were included in compensation and benefits for 2024, 2023 and 2022, respectively. The Company may also make an additional profit-sharing contribution on behalf of eligible employees. No profit-sharing contributions were made in 2024, 2023 or 2022.

NOTE 18: INCOME TAXES

The Company is subject to federal income tax and California franchise tax. Income tax expense (benefit) was as follows for the years ended December 31:

(dollars in thousands)	2024	2023	2022
Current expense (benefit):
Federal	$4,534	$4,536	$25,708
State	266	(1,924)	13,096
Deferred expense (benefit):
Federal	(39,052)	(3,170)	803
State	(10,721)	(442)	(316)
Total	$(44,973)	$(1,000)	$39,291

The following is a comparison of the federal statutory income tax rates to the Company’s effective income tax rate for the years ended December 31:

	2024		2023		2022
(dollars in thousands)	Amount	Rate	Amount	Rate	Amount	Rate
(Loss) income before taxes	$(137,380)		$(200,064)		$149,803
Federal tax statutory rate	$(28,850)	21.00%	$(42,013)	21.00%	$31,459	21.00%
State tax, net of Federal benefit	(9,382)	6.83%	(14,435)	7.22%	12,085	8.07%
Windfall benefit – exercise of stock options	333	(0.24)%	299	(0.15)%	(205)	(0.14)%
Goodwill impairment	—	-%	60,733	(30.36)%	—	—%
Low income housing, net benefit	(4,093)	2.98%	(1,020)	0.51%	(998)	(0.67)%
Tax exempt interest income	(3,713)	2.70%	(3,751)	1.87%	(2,965)	(1.98)%
Other items, net	732	(0.53)%	(813)	0.41%	(85)	(0.05)%
Effective tax rate	$(44,973)	32.74%	$(1,000)	0.50%	$39,291	26.23%

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income tax recognition. The following is a summary of the components of the net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31:

(dollars in thousands)	2024	2023
Deferred tax assets (liabilities)
Allowance for credit losses	$11,788	$11,167
Net operating loss and tax credit carryforwards	58,777	9,643
State taxes	27	18
Stock-based compensation	223	249
Market valuation: merger	2,704	2,784
Capital activities – mark to market	500	697
Compensation related	1,044	1,215
Core deposit intangible	(990)	(1,396)
Prepaid expenses	(2,143)	(2,674)
Depreciation	(1,257)	(542)
Accumulated other comprehensive income	3,599	5,863
Other	2,378	2,118
Net deferred tax assets	$76,650	$29,142

As part of a merger in 2012, the Company acquired operating loss carryforwards of $13.4 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code and expire in 2032. As a result, the Company will only be able to utilize operating loss carryforwards of $7.6 million, ratably over a period of 20 years. As part of a merger in 2015, the Company acquired operating loss carryforwards of $3.6 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code and expire in 2035. As part of the mergers in 2017 and 2018, the Company acquired operating loss carryforwards of $0.7 and $3.2 million, respectively. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code and have been fully utilized as of the end of 2020.  As of December 31, 2024, the remaining operating loss carryforwards from acquisitions available to be utilized by the Company were $5.2 million. The Company estimates it will have at total $182.9 million of net operating loss carryforwards at December 31, 2024 that do not expire.

The Company has experienced cumulative losses over the past three years, primarily due to the significant increase in market rates experienced since 2022 and the mark-to-market adjustment related to the transfer of approximately $1.9 billion of multifamily loans from loans held for investment to loans held for sale in the third quarter of 2024.  However, the Company has not recorded a valuation allowance against its deferred tax assets, as it has implemented a tax planning strategy that is expected to generate sufficient taxable income to realize these assets.  This strategy includes dispositioning the aforementioned multifamily loans transferred to loans held for sale.  Removing these relatively low-yielding assets from the balance sheet will improve profitability, either through the reduction of high-cost funding or reinvestment of proceeds into higher-yielding assets.  Management has evaluated the feasibility of this strategy under current tax laws and considers it both prudent and objectively verifiable.  The Company will continue to monitor its performance and reassess the need for a valuation allowance if necessary.

The Company’s federal income tax returns for the periods 2021 through 2023 are open to audit. The Company’s California and other state income tax returns for the periods ranging between 2020 through 2023 are open to audit.

NOTE 19: LEASES

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
Years Ended December 31, 2024, 2023, and 2022

Certain leases include options to renew, with renewal terms that can extend the lease term. The depreciable life of leased assets are limited by the expected lease term.

The following table presents supplemental lease information at or for the twelve months ended December:

(dollars in thousands)	2024	2023
Balance Sheet:
Right-of-use assets	$22,313	$26,455
Lease liabilities	28,321	28,248

	2024	2023	2022
Statement of Operations:
Operating lease cost classified as occupancy and equipment expense	$6,661	$7,446	$7,638

Weighted average lease term, in years	5.26	5.36	5.92
Weighted average discount rate	5.50%	5.73%	5.62%
Operating cash flows	$6,053	$6,869	$7,611

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

Lease expense for 2024, 2023, and 2022 was $6.6 million, $6.9 million, and $7.7 million, respectively and is included in occupancy and depreciation expense in the consolidated statements of operations. Future minimum lease commitments under all non-cancelable operating leases at December 31, 2024 are as follows:

(dollars in thousands)
2025	$6,823
2026	6,397
2027	5,241
2028	5,183
2029	4,071
2030 and after	3,113
Total future minimum lease payments	$30,828
Discount on cash flows	(2,507)
Total lease liability	$28,321

NOTE 20: COMMITMENTS AND CONTINGENCIES

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
Years Ended December 31, 2024, 2023, and 2022

and may require payment of a fee. The following table provides the off-balance sheet arrangements of the Bank as of December 31:

(dollars in thousands)	2024	2023
Commitments to fund new loans	$—	$4,900
Commitments to fund under existing loans, lines of credit	1,032,887	1,143,175
Commitments under standby letters of credit	34,901	19,487

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

Other Commitments

The Company has commitments to invest in qualified affordable housing projects as discussed in Note 22: Qualified Affordable Housing Project Investments.

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

NOTE 21: RELATED-PARTY TRANSACTIONS

The Bank held $2.4 million and $3.2 million of deposits from related parties, including directors and executive officers of the Company and their affiliates, as of December 31, 2024 and December 31, 2023, respectively. Interest paid on deposit accounts held by related parties was $17,000 in 2024, $180,000 in 2023 and $8,000 in 2022.

As of December 31, 2023, related parties, including directors and executive officers of the Company and their affiliates, held $4.8 million in assets under management with FFA and FFB. In 2023, 2022, and 2021 the Company received $20,000, $26,000, and $19,000, respectively, in fees related to these assets under management.

At of December 31, 2023, the CEO of the Company was a director of another financial services company, and its financial institution subsidiary, that had deposits with the Bank and, in 2018 and 2017, purchased $52.1 million and $121.9 million of loans respectively, from the Bank for which the Bank continued to provide servicing.  The balance of deposits held at the Bank was $0.3 million at December 31, 2023, and the interest paid by the Bank was $156,000 in 2023.  The amount of loans serviced for this financial institution was $25.6 million December 31, 2023.  In 2017, the Bank participated in a subordinated note offering from the financial services company for $15 million.  The Bank earned $1.3 million from this investment in 2023.  This relationship is no longer considered a related party transaction as of December 31, 2024, as the CEO of the Company as of December 31, 2023 retired in November 2024 and is no longer the CEO of the Company as of December 31, 2024.

NOTE 22: QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified affordable housing projects in the last quarter of 2019. These investments may qualify for Community Reinvestment Act (CRA) credit and generate low-income housing tax credits

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

(LIHTC) and other tax benefits over an approximate 10 year period. The Company records these investments using the proportional amortization method and amortizes the initial cost of the investment in proportion to the tax benefits, and the net benefit is recognized in the statement of operations as a component of income tax expense.

At December 31, 2024 and December 31, 2023, the balance of the investment for qualified affordable housing projects were $73.6 million and $85.2 million, respectively. Total unfunded commitments related to the investments in qualified affordable housing projects was $27.1 million and $43.9 million at December 31, 2024 and December 31, 2023, respectively. The Company expects to fulfill these commitments between 2024 and 2038.

During 2024, 2023, and 2022, the Company recognized amortization expense of $8.7 million, $7.4 million, and $4.7 million respectively, and recognized tax credits from its investment in affordable housing tax credits of $8.0 million, $6.2 million, and $4.1 million respectively. These amounts were included within income tax expense. The Company had no impairment losses during 2024, 2023 and 2022.

NOTE 23: REGULATORY MATTERS

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

FFI and the Bank are required to meet risk-based capital standards under the revised capital framework referred to as Basel III set by their respective regulatory authorities.  The risk-based capital standards require the achievement of a minimum common equity Tier 1 (“CET1”) risk-based capital ratio of 4.5%, Tier 1 risk-based capital ratio of 6.0% and the total risk-based capital ratio of 8.0%.  In addition, the regulatory authorities require the highest rated institutions to maintain a minimum leverage ratio of 4.0%.  To be considered “well-capitalized” for bank regulatory purposes, the Bank and the Company are required to have a Tier 1 leverage ratio equal to or greater than 5.0%, a CET1 risk-based capital ratio equal to or greater than 6.5%, a Tier 1 risk-based capital ratio equal to or greater than 8.0%, and total risk-based capital ratio equal to or greater than 10.0%.  In addition to meeting the minimum capital requirements, under the Basel III Capital Rules, FFI and the Bank must also maintain the required Capital Conservation Buffer to avoid becoming subject to restrictions on capital distributions and certain discretionary bonus payments to management.  The Capital Conservation Buffer is calculated as a ratio of CET1 risk-based capital to risk-weighted assets, and it effectively increases the required minimum risk-based capital ratios.  The Capital Conservation Buffer is now at its fully phased-in level of 2.5% and with the minimum required plus capital conservation buffer of 7.0% for the common equity Tier 1 (“CET1”) risk-based capital ratio, 8.5% for the Tier 1 risk-based capital ratio and 10.5% for the total risk-based capital ratio.  If a banking organization does not hold a capital conservation buffer composed of common equity tier 1 capital above its minimum risk-based capital requirements, it will face constraints on dividends, equity repurchases and executive compensation based on the amount of the shortfall.

Quantitative measures established by the regulators to ensure capital adequacy require FFI and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2024 and December 31, 2023 that FFI and the Bank met all capital adequacy requirements.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB (on a stand-alone basis) as of the respective dates and as compared to the respective regulatory requirements applicable to them:

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2024
Common equity tier 1 ratio	$912,919	10.54%	$389,938	4.50%
Leverage ratio	1,000,568	7.55%	530,093	4.00%
Tier 1 risk-based capital ratio	1,000,568	11.55%	519,917	6.00%
Total risk-based capital ratio	1,209,565	13.96%	693,223	8.00%
December 31, 2023
Common equity tier 1 ratio	$931,272	10.02%	$418,142	4.50%
Leverage ratio	931,272	7.20%	517,033	4.00%
Tier 1 risk-based capital ratio	931,272	10.02%	557,523	6.00%
Total risk-based capital ratio	1,140,312	12.27%	743,363	8.00%
FFB
December 31, 2024
Common equity tier 1 ratio	$1,141,374	13.22%	$388,449	4.50%	$561,092	6.50%
Leverage ratio	1,141,374	8.63%	529,129	4.00%	661,412	5.00%
Tier 1 risk-based capital ratio	1,141,374	13.22%	517,931	6.00%	690,575	8.00%
Total risk-based capital ratio	1,176,913	13.63%	690,575	8.00%	863,219	10.00%
December 31, 2023
Common equity tier 1 ratio	$1,076,337	11.62%	$416,684	4.50%	$601,877	6.50%
Leverage ratio	1,076,337	8.35%	515,753	4.00%	644,691	5.00%
Tier 1 risk-based capital ratio	1,076,337	11.62%	555,579	6.00%	740,772	8.00%
Total risk-based capital ratio	1,111,979	12.01%	740,772	8.00%	925,965	10.00%

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

As of December 31, 2024, the amount of capital at FFB in excess of amounts required to be well capitalized was $580 million for the Common equity tier 1 ratio, $480 million for the Leverage ratio, $451 million for the Tier 1 risk-based capital ratio and $314 million for the Total risk-based capital ratio. No conditions or events have occurred since December 31, 2024 that we believe have changed FFI’s or FFB’s capital adequacy classifications from those set forth in the above table.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

NOTE 24: NONINTEREST INCOME

The following table represents revenue from contracts with customers as well as other noninterest income for the years ended December 31:

(dollars in thousands)	2024	2023	2022
Asset management, consulting and other fees:
Wealth management	$29,462	$28,165	$28,997
Trust fees	6,458	6,753	9,394
Consulting fees	309	354	396
Total	$36,229	$35,272	$38,787

Other income (loss):
Deposit fees	$1,843	$2,019	$2,507
Loan related fees	5,608	7,213	9,228
Valuation gain (loss) on equity investment	204	1	(6,258)
Other	2,431	2,542	3,970
Total	$10,086	$11,775	$9,447

Valuation loss on equity investment at December 31, 2022 relates to the Company’s equity investment in NYDIG which is recorded as a component of other assets in the consolidated balance sheets.

NOTE 25: OTHER EXPENSES

The following items are included in the consolidated statements of operations as other expenses for the years ended December 31:

(dollars in thousands)	2024	2023	2022
Regulatory assessments	$20,454	$14,729	$6,089
Directors’ compensation expenses	1,073	1,009	1,020

The increase in regulatory assessment expense is due to an increase in FDIC insurance premiums.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

NOTE 26: SEGMENT REPORTING

In 2024, 2023, and 2022 the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The reportable segments are determined by products and services offered and the corporate structure. Business segment earnings before taxes are the primary measure of the segment’s performance as evaluated by management. Business segment earnings before taxes include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations. Allocations of corporate expenses, such as finance and accounting, data processing and human resources, are calculated based on estimated activity or usage levels. The management accounting process measures the performance of the operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies. If the management structures and/or the allocation process changes, allocations, transfers and assignments may change.

In accordance with ASU 2023-07 “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures”, the significant expenses shown in the tables below are those that are regularly provided to the chief operating decision maker (“CODM”) who regularly uses them, along with other information in assessing the segment’s performance and in decisions regarding allocation of resources.  With respect to ASU 2023-07, the CODM for the Company is the Chief Executive Officer.  The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the years ended December 31:

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2024:
Interest income	$610,996	$—	$—	$610,996
Interest expense	421,503	—	6,849	428,352
Net interest income	189,493	—	(6,849)	182,644
Provision (reversal) for credit losses	20,700	—	—	20,700
Noninterest income	22,518	30,583	(1,456)	51,645
LHFS LOCOM adjustment	(117,517)	—	—	(117,517)
Noninterest expense
Compensation and benefits	64,954	16,602	2,361	83,917
Customer service costs	63,586	—	—	63,586
Professional services and marketing costs	12,574	3,825	1,598	17,997
Other	63,903	2,606	1,443	67,952
(Loss) income before income taxes	(131,223)	7,550	(13,707)	(137,380)
Income tax (benefit) expense	(43,790)	2,129	(3,312)	(44,973)
Net (loss) income	$(87,433)	$5,421	$(10,395)	$(92,407)

2023:
Interest income	$573,691	$—	$—	$573,691
Interest expense	364,310	—	7,076	371,386
Net interest income	209,381	—	(7,076)	202,305
Provision (reversal) for credit losses	(482)	—	—	(482)
Noninterest income	21,540	29,358	(1,547)	49,351
Noninterest expense
Goodwill impairment	215,252	—	—	215,252
Compensation and benefits	67,114	16,049	1,134	84,297
Customer service costs	76,806	—	—	76,806
Professional services and marketing costs	9,626	3,487	2,071	15,184
Other	56,968	2,564	1,131	60,663
(Loss) income before income taxes	(194,363)	7,258	(12,959)	(200,064)
Income tax expense (benefit)	560	2,072	(3,632)	(1,000)
Net (loss) income	$(194,923)	$5,186	$(9,327)	$(199,064)

2022:
Interest income	$403,878	$—	$—	$403,878
Interest expense	78,766	—	6,422	85,188
Net interest income	325,112	—	(6,422)	318,690
Provision for credit losses	532	—	—	532
Noninterest income	26,148	30,027	(7,941)	48,234
Noninterest expense
Compensation and benefits	90,186	18,705	1,331	110,222
Customer service costs	38,178	—	—	38,178
Professional services and marketing costs	9,193	3,211	1,256	13,660
Other	51,062	2,455	1,012	54,529
Income (loss) before income taxes	162,109	5,656	(17,962)	149,803
Income tax expense (benefit)	42,698	1,660	(5,067)	39,291
Net income (loss)	$119,411	$3,996	$(12,895)	$110,512

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

The following tables show the financial position for each of our business segments, and of FFI which is included in the column labeled Other, and the eliminating entries used to arrive at our consolidated totals at December 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Eliminations	Total
2024:
Cash and cash equivalents	$1,015,832	$20,668	$7,692	$(28,060)	$1,016,132
Securities AFS, net	1,313,885	—	—	—	1,313,885
Securities HTM, net	712,105	—	—	—	712,105
Loans held for sale	1,285,819	—	—	—	1,285,819
Loans held for investment, net	7,909,091	—	—	—	7,909,091
Investment in FHLB Stock	37,869	—	—	—	37,869
Accrued interest receivable	54,804	—	—	—	54,804
Deferred taxes	69,669	(3,004)	9,985	—	76,650
Premises and equipment, net	35,492	178	136	—	35,806
Real estate owned ("REO")	6,210	—	—	—	6,210
Bank owned life insurance	49,993	—	—	—	49,993
Core deposit intangibles	3,558	—	—	—	3,558
Derivative assets	5,086	—	—	—	5,086
Other assets	112,485	524	1,231,925	(1,206,677)	138,257
Total assets	$12,611,898	$18,366	$1,249,738	$(1,234,737)	$12,645,265
Deposits	$9,898,339	$—	$—	$(28,060)	$9,870,279
Borrowings	1,425,369	—	—	—	1,425,369
Subordinated debt	—	—	173,459	—	173,459
Intercompany balances	(1,031)	(2,046)	3,077	—	—
Accounts payable and other liabilities	100,549	2,406	19,839	1	122,795
Shareholders’ equity	1,188,672	18,006	1,053,363	(1,206,678)	1,053,363
Total liabilities and equity	$12,611,898	$18,366	$1,249,738	$(1,234,737)	$12,645,265
2023:
Cash and cash equivalents	$1,326,237	$4,746	$15,263	$(19,617)	$1,326,629
Securities AFS, net	703,226	—	—	—	703,226
Securities HTM, net	789,578	—	—	—	789,578
Loans held for investment, net	10,148,597	—	—	—	10,148,597
Investment in FHLB Stock	24,613	—	—	—	24,613
Accrued interest receivable	54,163	—	—	—	54,163
Deferred taxes	26,917	183	2,042	—	29,142
Premises and equipment, net	39,639	150	136	—	39,925
Real estate owned ("REO")	8,381	—	—	—	8,381
Bank owned life insurance	48,653	—	—	—	48,653
Core deposit intangibles	4,948	—	—	—	4,948
Other assets	123,652	533	1,107,666	(1,082,458)	149,393
Total assets	$13,298,604	$5,612	$1,125,107	$(1,102,075)	$13,327,248
Deposits	$10,708,549	$—	$—	$(19,617)	$10,688,932
Borrowings	1,409,056	—	—	—	1,409,056
Subordinated debt	—	—	173,397	—	173,397
Intercompany balances	2,604	(9,079)	6,475	—	—
Accounts payable and other liabilities	108,434	2,196	19,892	(2)	130,520
Shareholders’ equity	1,069,961	12,495	925,343	(1,082,456)	925,343
Total liabilities and equity	$13,298,604	$5,612	$1,125,107	$(1,102,075)	$13,327,248

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

NOTE 27: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(dollars in thousands,	First	Second	Third	Fourth
except per share amounts)	Quarter	Quarter	Quarter	Quarter	Full Year
Year Ended December 31, 2024:
Interest income	$150,453	$150,914	$157,156	$152,473	$610,996
Interest expense	112,067	107,085	108,037	101,163	428,352
Net interest income	38,386	43,829	49,119	51,310	182,644
Provision (reversal) for credit losses	577	(806)	282	20,647	20,700
Noninterest income	12,683	13,658	11,937	13,367	51,645
LHFS LOCOM adjustment	—	—	(117,517)	—	(117,517)
Noninterest expense	50,609	55,629	60,225	66,989	233,452
(Loss) income before income taxes	(117)	2,664	(116,968)	(22,959)	(137,380)
Income tax (benefit) expense	(910)	(421)	(34,794)	(8,848)	(44,973)
Net income (loss)	$793	$3,085	$(82,174)	$(14,111)	$(92,407)
Income (loss) per share
Basic	$0.01	$0.05	$(1.23)	$(0.17)	$(1.41)
Diluted	$0.01	$0.05	$(1.23)	$(0.17)	$(1.41)
Year Ended December 31, 2023:
Interest income	$137,000	$145,328	$144,765	$146,598	$573,691
Interest expense	78,245	96,344	92,692	104,105	371,386
Net interest income	58,755	48,984	52,073	42,493	202,305
Provision (reversal) for credit losses	417	887	(2,015)	229	(482)
Noninterest income	11,698	12,079	11,698	13,876	49,351
Noninterest expense
Goodwill impairment	—	215,252	—	—	215,252
Operating	59,340	57,512	64,206	55,892	236,950
Income (loss) before income taxes	10,696	(212,588)	1,580	248	(200,064)
Income tax expense (benefit)	2,200	(300)	(600)	(2,300)	(1,000)
Net income (loss)	$8,496	$(212,288)	$2,180	$2,548	$(199,064)
Income (loss) per share
Basic	$0.15	$(3.76)	$0.04	$0.05	$(3.53)
Diluted	$0.15	$(3.76)	$0.04	$0.05	$(3.53)
Year Ended December 31, 2022:
Interest income	$79,144	$89,971	$108,746	$126,017	$403,878
Interest expense	4,650	8,166	21,074	51,298	85,188
Net interest income	74,494	81,805	87,672	74,719	318,690
Provision (reversal) for credit losses	(792)	173	(22)	1,173	532
Noninterest income	15,427	13,400	12,184	7,223	48,234
Noninterest expense	47,618	48,805	60,342	59,824	216,589
Income before income taxes	43,095	46,227	39,536	20,945	149,803
Income tax expense	12,259	12,911	10,530	3,591	39,291
Net income	$30,836	$33,316	$29,006	$17,354	$110,512
Income per share
Basic	$0.55	$0.59	$0.51	$0.31	$1.96
Diluted	$0.55	$0.59	$0.51	$0.31	$1.96

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

NOTE 28:  PARENT ONLY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
(dollars in thousands)	2024	2023
ASSETS
Cash and cash equivalents	$7,692	$15,263
Premises and equipment, net	136	136
Deferred taxes	9,985	2,042
Investment in subsidiaries	1,206,678	1,082,456
Intercompany receivable	—	—
Other assets	25,247	25,210
Total Assets	$1,249,738	$1,125,107
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Borrowings	$—	$—
Subordinated debt	173,459	173,397
Intercompany payable	3,077	6,475
Accounts payable and other liabilities	19,839	19,892
Total Liabilities	196,375	199,764
Shareholders’ Equity
Preferred Stock	87,649	—
Common Stock	82	56
Additional paid-in-capital	849,509	720,899
Retained earnings	125,038	218,575
Accumulated other comprehensive loss, net of tax	(8,915)	(14,187)
Total Shareholders’ Equity	1,053,363	925,343
Total Liabilities and Shareholders’ Equity	$1,249,738	$1,125,107

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
(dollars in thousands)	2024	2023	2022
Interest expense—borrowings and subordinated debt	$6,849	$7,076	$6,422
Noninterest income:
(Loss) earnings from investment in subsidiaries	(82,012)	(189,737)	123,407
Other (loss) income	—	(1)	(6,251)
Total noninterest (loss) income	(82,012)	(189,738)	117,156
Noninterest expense:
Compensation and benefits	2,361	1,135	1,331
Occupancy and depreciation	25	9	12
Professional services and marketing costs	3,054	3,617	2,946
Other expenses	1,418	1,120	1,000
Total noninterest expense	6,858	5,881	5,289
(Loss) income before income taxes	(95,719)	(202,695)	105,445
Income tax (benefit) expense	(3,312)	(3,631)	(5,067)
Net (loss) income	$(92,407)	$(199,064)	$110,512

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	December 31,
(dollars in thousands)	2024	2023	2022
Net (loss) income	$(92,407)	$(199,064)	$110,512
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the period	2,863	(1,594)	(13,228)
Reclassification adjustment for gain included in net income	(852)	(1,630)	—
Total change in unrealized gain (loss) on available-for-sale securities	2,011	(3,224)	(13,228)
Unrealized loss on cash flow hedge arising during this period	3,651	—	—
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(390)	980	(990)
Total other comprehensive income (loss)	5,272	(2,244)	(14,218)
Total comprehensive (loss) income	(87,135)	(201,308)	96,294

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2024, 2023, and 2022

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
(dollars in thousands)	2024	2023	2022
Cash Flows from Operating Activities:
Net (loss) income	$(92,407)	$(199,064)	$110,512
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss (Earnings) from investment in subsidiaries	82,012	189,737	(123,407)
Stock–based compensation expense	842	148	153
Deferred tax liability (benefit)	(7,943)	2,407	(4,497)
(Increase) decrease in other assets	(36)	3,522	(5,140)
(Decrease) increase in accounts payable and other liabilities	(53)	2,283	4,425
Net cash used in operating activities	(17,585)	(967)	(17,954)
Cash Flows from Investing Activities:
Investment in subsidiaries	(200,000)	(35,000)	(95,000)
Dividend from subsidiary	—	47,500	—
Net cash (used in) provided by investing activities	(200,000)	12,500	(95,000)
Cash Flows from Financing Activities:
Net (decrease) increase in line of credit	—	(20,000)	1,500
Net increase in subordinated debt	62	62	147,639
Proceeds from issuance of common stock	35,318	—	—
Proceeds from issuance of preferred stock	138,462	—	—
Proceeds from issuance of warrants	54,219	—	—
Equity issuance costs	(13,519)	—	—
Proceeds from the sale of stock, net	—	158	18
Repurchase of stock	—	—	(3,482)
Intercompany accounts, net (increase) decrease	(3,398)	8,447	(5,571)
Dividends paid	(1,130)	(9,020)	(24,830)
Net cash provided by (used in) financing activities	210,014	(20,353)	115,274
(Decrease) increase in cash and cash equivalents	(7,571)	(8,820)	2,320
Cash and cash equivalents at beginning of year	15,263	24,083	21,763
Cash and cash equivalents at end of year	$7,692	$15,263	$24,083

NOTE 29: SUBSEQUENT EVENTS

 On January 7, 2025 wildfires occurred in Los Angeles County, continuing over several days and causing severe property damage.  There has been no significant collateral loss to the Company or business interruption to our commercial customers as a result of the recent wildfires.

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness as of December 31, 2024, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2024, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

There was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2024, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design and operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

During our evaluation of internal controls over financial reporting as of December 31, 2024, we identified a material weakness related to internal controls over the allowance for credit losses (ACL) due to the following:

●	Insufficient oversight and governance over the ACL model.
●	Insufficient review and information technology controls around certain significant loan level data inputs into the ACL and credit analyses.
●	Insufficient review controls to validate the relevance and reliability of significant ACL model assumptions and qualitative adjustments.

Based on that assessment, management determined that, as of December 31, 2024, the Company did not maintain effective internal control over financial reporting.  This weakness did not result in a material misstatement of our financial results, however it could lead to a misstatement if not remediated.

The foregoing report on internal control over financial reporting shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Crowe, LLP, independent registered public accounting firm, which audited our consolidated financial statements for the fiscal year ended December 31, 2024 included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in their report included in Item 8.

Remediation Efforts:

We are actively implementing corrective measures, including hiring additional personnel and enhancing our financial oversight processes.  We remain committed to maintaining strong internal controls.

Item 9B.   Other Information.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2024.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Except for the information regarding our Code of Business Conduct and Ethics below, the information required by this Item 10 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 29, 2025, for its 2025 Annual Meeting of Stockholders.

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

Item 11.    Executive Compensation

The information required by this Item 11 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 29, 2025, for its 2025 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 29, 2025, for its 2025 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 29, 2025, for its 2025 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

The information required by this Item 14 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 29, 2025, for its 2025 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibit and Financial Statement Schedules.

(a)          Financial Statements, Financial Statement Schedules

See page 69 for an index of the financial statements filed as part of this Annual Report on Form 10-K. No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or the notes thereto.

(b)          Exhibits

See the Index of Exhibits on page E-1 for a list of exhibits filed as part of this Annual Report on Form 10-K, which Index of Exhibits is incorporated herein by reference.

Item 16.    Form 10-K Summary.

None

INDEX OF EXHIBITS

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2024)

3.3	Certificate of Designations for Series A Noncumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 9, 2024).

3.4	Certificate of Designation for Series B Noncumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 9, 2024)

3.5	Certificate of Designation for Series C NVCE Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on July 9, 2024).

3.6	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 27, 2024).

4.1	Specimen Certificate for Common Stock (incorporated by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K/A, filed on August 3, 2015).

4.2	Form of Issued Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed on July 9, 2024).

4.3	Description of Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on March 2, 2020).

4.4

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

4.6	Form of 3.50% Fixed-to-Floating Rate Subordinated Notes due 2032 (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed on January 24, 2022).

10.1

Investment Agreement, dated July 2, 2024, by and between the Company and CF1 Foundation Investors LP (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 2, 2024).

10.2

Investment Agreement, dated July 2, 2024, by and between the Company and affiliates of Canyon Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 2, 2024).

10.3

Investment Agreement, dated July 2, 2024, by and between the Company and Strategic Value Investors, LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 2, 2024)*.

Exhibit No.	Description
10.4

Registration Rights Agreement, dated July 8, 2024, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 9, 2024).

10.5

Amendment to Investment Agreement, dated September 25, 2024, by and between the Company and CF1 Foundation Investors LP (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-Q, filed on November 8, 2024).

10.6(1)	First Foundation Inc. 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.99 to the Company’s Registration Statement on Form S-8, filed on October 28, 2015).

10.7(1)

First Foundation Inc. Form of Restricted Stock Unit Agreement for 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K, filed on March 15, 2016).

10.8(1)	First Foundation Inc. Form of Stock Option Agreement for 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed on March 15, 2016).

10.9(1)	First Foundation Inc. 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 29, 2024).

10.10(1)

First Foundation Inc. Form of Registered Stock Unit Agreement for 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 29, 2024).

10.11(1)	First Foundation Inc. Form of Stock Option Agreement for 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 29, 2024).

10.12(1)	First Foundation Inc. Retention Bonus Plan and Form Participation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 21, 2024).

10.13(2)	Form of Director and Officer Indemnification Agreement.

10.14(1)

Employment Agreement, dated February 11, 2025, among First Foundation Inc., First Foundation Bank and Thomas C. Shafer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 13, 2025).

10.15(1)

Employment Agreement, dated February 11, 2025, among First Foundation Inc., First Foundation Bank and Simone Lagomarsino (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 13, 2025).

10.16(1)

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
10.17(1)

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

10.18(1)

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

10.20(1)

Amended and Restated Change in Control Agreement Severance Compensation Agreement, dated August 6, 2020, by and between the Company and Ulrich E. Keller, Jr. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q, filed on August 7, 2020).

10.21(1)

Amended and Restated Change in Control Agreement Severance Compensation Agreement, dated August 6, 2020, by and between the Company and John Hakopian (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on February 28, 2023).

10.22(1)

Amended and Restated Change in Control Severance Compensation Agreement, dated August 6, 2020, by and between First Foundation Inc. and Christopher Naghibi (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on December 6, 2022).

10.23(1)

Amended and Restated Change in Control Severance Compensation Agreement, dated August 6, 2020, by and between First Foundation Inc. and Hugo Nuno (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K, filed on December 6, 2022).

10.24(1)

Change in Control Severance Compensation Agreement, dated August 14, 2023, between First Foundation Inc. and James Britton (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 15, 2023).

19.1	Insider Trading Policy

21.1(2)	Subsidiaries of the Registrant.

23.1 23.2	Consent of Eide Bailly, LLP, independent registered public accounting firm. Consent of Crowe, LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K).

31.1(2)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(2)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(2)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit No.	Description

97.1	Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K, filed on February 28, 2024).

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 has been formatted in Inline XBRL.
(1)	Management contract or compensatory plan.
(2)	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Dallas, Texas on March 17, 2025.

FIRST FOUNDATION INC.

By:	/s/ THOMAS C. SHAFER
Thomas C. Shafer
Chief Executive Officer

POWER OF ATTORNEY

Each individual whose signature appears below constitutes and appoints Thomas C. Shafer, Max A. Briggs. and James Britton, and each of them, acting severally, his or her true and lawful attorneys-in-fact and agents with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign and file on his or her behalf and in each capacity stated below, all amendments and/or supplements to this Annual Report on Form 10-K, which amendments or supplements may make changes and additions to this Report as such attorneys-in-fact, or any of them, acting severally, may deem necessary or appropriate.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report on Form 10-K has been signed below by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ THOMAS C. SHAFER	Chief Executive Officer and Director	March 17, 2025
Thomas C. Shafer	(Principal Executive Officer)

/s/ JAMES BRITTON	Chief Financial Officer	March 17, 2025
James Britton	(Principal Financial and Accounting Officer)

/s/ MAX A. BRIGGS	Chairman and Director	March 17, 2025
Max A. Briggs

/s/ SIMONE LAGOMARSINO	Director	March 17, 2025
Simone Lagomarsino

/s/ JACOB P. SONENSHINE	Director	March 17, 2025
Jacob P. Sonenshine

/s/ MITCHELL M. ROSENBERG	Director	March 17, 2025
Mitchell M. Rosenberg

/s/ ELIZABETH A. PAGLIARINI	Director	March 17, 2025
Elizabeth A. Pagliarini

/s/ SAM EDELSON	Director	March 17, 2025
Sam Edelson

/s/ HENCHY R. ENDEN	Director	March 17, 2025
Henchy R. Enden

/s/ BENJAMIN MACKOVAK	Director	March 17, 2025
Benjamin Mackovak

/s/ C. ALLEN PARKER	Director	March 17, 2025
C. Allen Parker

S-1