Form 10-Q
period 2025-03-31
First Foundation Inc.
filed 2025-05-09
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 1, 2025, the registrant had 82,386,071 shares of common stock, $0.001 par value per share, outstanding.

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2025

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	March 31,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and cash equivalents	$1,013,855	$1,016,132

Securities available-for-sale ("AFS"), at fair value (amortized cost of $1,535,737 and $1,335,225 at March 31, 2025 and December 31, 2024 respectively; net of allowance for credit losses of $4,027 and $4,134 at March 31, 2025 and December 31, 2024 respectively)	1,517,953	1,313,885
Securities held-to-maturity ("HTM") (fair value of $625,108 and $636,840 at March 31, 2025 and December 31, 2024, respectively)	691,931	712,105
Loans held for sale ("LHFS")	1,312,206	1,285,819
Loans held for investment	7,684,580	7,941,393
Less: Allowance for credit losses	(35,200)	(32,302)
Total loans held for investment, net	7,649,380	7,909,091

Investment in Federal Home Loan Bank ("FHLB") stock	44,619	37,869
Accrued interest receivable	51,132	54,804
Deferred taxes	80,000	76,650
Premises and equipment, net	36,647	35,806
Real estate owned ("REO")	6,210	6,210
Bank owned life insurance	50,336	49,993
Core deposit intangibles	3,245	3,558
Derivative assets	205	5,086
Other assets	130,678	138,257
Total Assets	$12,588,397	$12,645,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$9,561,645	$9,870,279
Borrowings	1,674,314	1,425,369
Subordinated debt	173,475	173,459
Derivative liabilities	10,453	—
Accounts payable and other liabilities	107,899	122,795
Total Liabilities	11,527,786	11,591,902

Shareholders’ Equity
Preferred stock, $0.001 par value, 29,811 shares issued and outstanding at March 31, 2025 and December 31, 2024	87,649	87,649
Common stock, $0.001 par value; 200,000,000 shares authorized at March 31, 2025 and December 31, 2024; 82,386,071 shares and 82,365,388 shares issued and outstanding, respectively	82	82
Additional paid-in-capital	851,146	849,509
Retained earnings	131,935	125,038
Accumulated other comprehensive loss	(10,201)	(8,915)
Total Shareholders’ Equity	1,060,611	1,053,363
Total Liabilities and Shareholders’ Equity	$12,588,397	$12,645,265

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except share and per share amounts)

	Three Months Ended
	March 31,
	2025	2024
Interest income:
Loans	$106,500	$118,444
Securities	21,095	19,774
FHLB Stock, fed funds sold and interest-bearing deposits	14,147	12,235
Total interest income	141,742	150,453

Interest expense:
Deposits	73,319	94,492
Borrowings	14,934	15,870
Subordinated debt	1,690	1,705
Total interest expense	89,943	112,067

Net interest income	51,799	38,386

Provision for credit losses	3,417	577

Net interest income after provision for credit losses	48,382	37,809

Noninterest income:
Asset management, consulting and other fees	8,919	8,614
Gain on sale of loans	—	263
Gain on sale of securities available-for-sale	4,702	221
Capital market activities	2,831	836
Gain on sale of REO	—	679
Other income	3,150	2,070
Total noninterest income	19,602	12,683

Noninterest expense:
Compensation and benefits	25,108	19,407
Occupancy and depreciation	8,445	9,087
Professional services and marketing costs	5,907	3,390
Customer service costs	15,051	10,738
Other expenses	7,210	7,987
Total noninterest expense	61,721	50,609

Income (loss) before income taxes	6,263	(117)
Income tax benefit	(633)	(910)
Net income	$6,896	$793

Net income per share:
Basic	$0.08	$0.01
Diluted	$0.08	$0.01
Shares used in computation:
Basic	82,373,616	56,484,655
Diluted	83,484,754	56,503,875

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock		Preferred Stock		Convertible Warrants		Additional		Accumulated Other
	Number		Number		Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	of Warrants	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2023	56,467,623	$56	—	$—	—	—	$720,899	$218,575	$(14,187)	$925,343
Net income	—	—	—	—	—	—	—	793	—	793
Other comprehensive income	—	—	—	—	—	—	—	—	2,700	2,700
Stock based compensation	—	—	—	—	—	—	605	—	—	605
Cash dividend	—	—	—	—	—	—	—	(566)	—	(566)
Issuance of common stock:
Stock grants – vesting of restricted stock units	62,262	—	—	—	—	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(18,021)	—	—	—	—	—	(142)	—	—	(142)
Other	—	1	—	—	—	—	—	—	—	1
Balance: March 31, 2024	56,511,864	$57	—	$—	—	$—	$721,362	$218,802	$(11,487)	$928,734

Balance: December 31, 2024	82,365,388	$82	29,811	$87,649	6	$51,004	$798,505	$125,038	$(8,915)	$1,053,363
Net income	—	—	—	—	—	—	—	6,896	—	6,896
Other comprehensive loss	—	—	—	—	—	—	—	—	(1,286)	(1,286)
Stock based compensation	—	—	—	—	—	—	1,637	—	—	1,637
Issuance of common stock:
Stock grants – vesting of restricted stock units	28,312	—	—	—	—	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(7,629)	—	—	—	—	—	—	—	—	—
Other	—	—					—	1	—	1
Balance: March 31, 2025	82,386,071	$82	29,811	$87,649	6	$51,004	$800,142	$131,935	$(10,201)	$1,060,611

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) - UNAUDITED

(In thousands)

	Three Months Ended March 31,
	2025	2024
Net income	$6,896	$793
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the period	5,766	(2,248)
Reclassification adjustment for gain included in net income	(3,327)	(156)
Total change in unrealized gain (loss) on available-for-sale securities	2,439	(2,404)
Unrealized (loss) gain on cash flow hedge arising during this period	(3,504)	5,790
Reclassification adjustment for gain included in net income	—	(592)
Total change in unrealized (loss) gain on cash flow hedge	(3,504)	5,198
Amortization of unrealized gain (loss) on securities transferred from available-for-sale to held-to-maturity	(221)	(94)
Total other comprehensive (loss) income	(1,286)	2,700
Total comprehensive income	$5,610	$3,493

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Three Months Ended
	March 31,
	2025	2024
Cash Flows from Operating Activities:
Net income	$6,896	$793
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision (reversal) for credit losses - loans	3,736	1,037
Provision (reversal) for credit losses - securities AFS	(107)	(309)
Stock–based compensation expense	1,637	605
Depreciation and amortization	1,124	1,190
Deferred tax benefit	(2,982)	(3,429)
Amortization of premium (discount) on securities	1,008	(10,658)
Amortization of core deposit intangible	313	370
Amortization of mortgage servicing rights - net	690	747
Gain on sale of REO	—	(679)
Gain on sale of loans	—	(263)
Gain on sale of securities available-for-sale	(4,702)	(221)
Gain from hedging activities	—	(836)
Change in fair value of LHFS	(13,284)	—
Amortization of OCI - securities transfer to HTM	(222)	(94)
Decrease in accrued interest receivable and other assets	10,218	10,434
(Decrease) increase in accounts payable and other liabilities	(4,877)	8,524
Net cash (used in) provided by operating activities	(552)	7,211
Cash Flows from Investing Activities:
Net decrease in loans	243,307	87,232
Proceeds from sale of loans	—	3,994
Proceeds from sale of REO	—	2,850
Purchase of premises and equipment	(1,965)	(1,285)
Disposals of premises and equipment	—	1
Purchases of securities AFS	(703,278)	(1,135,662)
Proceeds from sale of securities available-for-sale	470,940	643,527
Maturities of securities AFS	35,950	406,183
Maturities of securities HTM	19,744	13,628
Net increase in FHLB stock	(6,750)	(12,055)
Net cash provided by investing activities	57,948	8,413
Cash Flows from Financing Activities:
Decrease in deposits	(308,634)	(49,962)
Proceeds from FHLB & FRB advances	250,000	1,443,075
Repayments on FHLB & FRB advances	—	(1,158,665)
Net increase in subordinated debt	16	16
Net (decrease) increase in repurchase agreements	(1,055)	12,027
Dividends paid	—	(566)
Repurchase of stock	—	(142)
Net cash (used in) provided by financing activities	(59,673)	245,783
(Decrease) increase in cash and cash equivalents	(2,277)	261,407
Cash and cash equivalents at beginning of year	1,016,132	1,326,629
Cash and cash equivalents at end of period	$1,013,855	$1,588,036
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	91,615	15,422
Noncash transactions:
Right of use lease assets and liabilities recognized	—	168
Chargeoffs against allowance for credit losses - loans	403	493

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

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

The accompanying unaudited consolidated financial statements include the accounts of the Company as of March 31, 2025 and December 31, 2024, and for the three months ended March 31, 2025 and 2024, and include all information and footnotes required for interim financial reporting presentation.  All intercompany accounts and transactions have been eliminated in consolidation. The results for the 2025 interim periods are not necessarily indicative of the results expected for the full year.  These financial statements assume that readers have read the most recent Annual Report on Form 10-K filed with the SEC which contains the latest available audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024.

Significant Accounting Policies

The accounting and reporting policies of the Company are based upon GAAP and conform to predominant practices within the banking industry.  We have not made any changes in our significant accounting policies from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC.

New Accounting Pronouncements

Recent Accounting Guidance Not Yet Effective

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740) – Improvements to Income Tax Disclosures. The FASB issued this Update to enhance the transparency and decision usefulness of income tax disclosures. The amendments in this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid. The amendments in this Update are effective for annual periods beginning after December 15, 2024, and are not expected to have a material impact on the Company’s consolidated financial statements.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
March 31, 2025:
Investment securities available-for-sale:
Collateralized mortgage obligations	$212,579	$—	$212,579	$—
Agency mortgage-backed securities	1,125,778	—	1,125,778	—
Municipal bonds	45,823	—	45,823	—
SBA securities	8,271	—	8,271	—
Beneficial interests in FHLMC securitization	1,072	—	—	1,072
Corporate bonds	123,443	—	123,443	—
U.S. Treasury	987	987	—	—
Total investment securities available for sale at fair value on a recurring basis	$1,517,953	$987	$1,515,894	$1,072

Derivative assets:
Cash flow hedge	$205	$—	$205	$—

Derivative liabilities:
Interest rate swap	$10,453	$—	$10,453	$—

December 31, 2024:
Investment securities available-for-sale:
Collateralized mortgage obligations	$9,842	$—	$9,842	$—
Agency mortgage-backed securities	1,121,626	—	1,121,626	—
Municipal bonds	45,535	—	45,535	—
SBA securities	9,145	—	9,145	—
Beneficial interests in FHLMC securitization	1,242	—	—	1,242
Corporate bonds	125,817	14,100	111,717	—
U.S. Treasury	678	678	—	—
Total investment securities available for sale at fair value on a recurring basis	$1,313,885	$14,778	$1,297,865	$1,242

Derivatives assets:
Cash flow hedge	$5,086	$—	$5,086	$—

The decrease in Level 3 assets from December 31, 2024 was primarily due to securitization paydowns for the first three months of 2025.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

developed discounted cash flow analyses. Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3. Loans for which an appraised value is not available include commercial loans which are secured by non-real estate assets such as accounts receivable and inventory.  To establish fair value for these loans, we apply a recovery factor against eligible receivables and inventory.  This recovery factor may be either increased or decreased subject to additional support and analysis of the quality of receivables and the companies owning the receivables.  The total collateral dependent loans were $26.8 million and $27.0 million at March 31, 2025 and December 31, 2024, respectively.  Specific reserves related to these loans were $0.8 million and $0.7 million  at March 31, 2025 and December 31, 2024.

Real Estate Owned (REO). The fair value of REO is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.  Real estate owned classified as Level 3 totaled $6.2 million at March 31, 2025 and December 31, 2024, respectively.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount.  Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount.  If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income.  All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of March 31, 2025 included prepayment rates ranging from 20% to 30% and a discount rate of 10%.

Loans Held for Sale. Loans held for sale are accounted for at the lower of amortized cost or fair value. The fair value for loans held for sale is based upon a discounted cash flow model which involves estimating the future cash flows from the loans in the portfolio and discounting to a present value. Contractual cash flows associated with the loans are adjusted to reflect certain assumptions, such as prepayment, default, and loss severity assumptions, to form expected prepayment and credit-adjusted expected cash flows. The expected cash flows are then discounted to present value at a rate of return which considers other costs and risks, such as market risk and liquidity.  The carrying amount and fair value of loans held for sale were $1.4 billion and $1.3 billion, respectively at March 31, 2025 and December 31, 2024.

Significant assumptions in the valuation of these Level 3 loans held for sale as of March 31, 2025, included prepayment rates of 5% and 15% for fixed-rate and floating-rate loans, respectively; discount rates ranging from 2.25% to 5.90%; and annual expected loss assumption rate of 0.05%. These assumptions applied to 96.9% of the total principal balance of the loan portfolio. The remaining 3.1% of the principal balance of the loan portfolio consisted of twenty loans that were rated as substandard, and for which separate assumptions were used to account for the lower credit quality of the loans.  Significant assumptions in the valuation of these Level 3 loans held for sale as of December 31, 2024, included prepayment rates of 5% and 15% for fixed-rate and floating-rate loans, respectively; discount rates ranging from 2.10% to 6.25%; and annual expected loss assumption rate of 0.05%. These assumptions applied to 97.4% of the total principal balance of the loan portfolio. The remaining 2.6% of the principal balance of the loan portfolio consisted of seventeen loans that were rated as substandard, and for which separate assumptions were used to account for the lower credit quality of the loans.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

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

Investment Securities Available-for-Sale.  Investment securities available for sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon external third-party models, and management judgment and evaluation for valuation. Level 1 investment securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 investment securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Investment securities classified as Level 3 include beneficial interests in FHLMC securitizations.  Significant assumptions in the valuation of these Level 3 investment securities as of March 31, 2025 included a prepayment rate of 20% and a discount rate of 6.81%.  Significant assumptions used in the valuation of these Level 3 investment securities as of December 31, 2024 included a prepayment rate of 20% and a discount rate of 6.87%.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

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

Derivative Liabilities (Interest Rate Swap).  On January 29, 2025, the Bank entered into an interest rate swap agreement with an institutional counterparty to hedge the interest rate risk to earnings associated with fair value changes in the valuation allowance of loans held for sale.  The hedging instrument is a pay-fixed, receive-variable interest rate swap agreement with a notional amount of $1.0 billion that will amortize down to $400 million over four years.  We estimate the fair value of this agreement based on inputs from a third-party pricing model, which incorporates such factors as the Treasury curve, the secured overnight financial rate (“SOFR”), and the pay rate on the interest rate swaps.  The fair value of this derivative asset is based on a discounted cash flow approach.  The observable nature of the inputs used in deriving its fair value results in a Level 2 classification.

At March 31, 2025, the fair value of the hedge was $10.5 million and is classified as derivative liabilities on the accompanying balance sheet.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

Accrued Interest Payable.  The fair value of accrued interest payable on deposits, borrowings, and subordinated debt approximates its carrying value.

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
March 31, 2025:
Assets:
Cash and cash equivalents	$1,013,855	$1,013,855	$—	$—	$1,013,855
Securities AFS, net	1,517,953	987	1,515,894	1,072	1,517,953
Securities HTM	691,931	—	625,108	—	625,108
Loans held for sale	1,312,206	—	—	1,312,206	1,312,206
Loans, net	7,649,380	—	44,424	7,354,335	7,398,759
Investment in equity securities	11,799	—	—	11,799	11,799
Accrued interest receivable	51,132	51,132	—	—	51,132
Derivative assets	205	—	205	—	205
Liabilities:
Deposits	$9,561,645	$7,550,075	$2,016,528	$—	$9,566,603
Borrowings	1,674,314	—	1,697,348	—	1,697,348
Subordinated debt	173,475	—	—	153,776	153,776
Accrued interest payable	26,039	26,039	—	—	26,039
Derivative liabilities	10,453	—	10,453	—	10,453

December 31, 2024:
Assets:
Cash and cash equivalents	$1,016,132	$1,016,132	$—	$—	$1,016,132
Securities AFS, net	1,313,885	14,778	1,297,865	1,242	1,313,885
Securities HTM	712,105	—	636,840	—	636,840
Loans held for sale	1,285,819	—	—	1,285,819	1,285,819
Loans, net	7,909,091	—	16,663	7,595,925	7,612,588
Investment in equity securities	11,798	—	—	11,798	11,798
Accrued interest receivable	54,804	54,804	—	—	54,804
Derivative assets	5,086	—	5,086	—	5,086
Liabilities:
Deposits	$9,870,279	$7,476,826	$2,389,896	$—	$9,866,722
Borrowings	1,425,369	—	1,430,337	—	1,430,337
Subordinated debt	173,459	—	—	142,631	142,631
Accrued interest payable	27,701	27,701	—	—	27,701

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
March 31, 2025:
Collateralized mortgage obligations	$213,785	$95	$(1,301)	$—	$212,579
Agency mortgage-backed securities	1,129,582	—	(3,804)	—	1,125,778
Municipal bonds	48,830	—	(3,007)	—	45,823
SBA securities	8,359	2	(90)	—	8,271
Beneficial interests in FHLMC securitization	4,433	—	—	(3,361)	1,072
Corporate bonds	129,749	—	(5,640)	(666)	123,443
U.S. Treasury	999	4	(16)	—	987
Total	$1,535,737	$101	$(13,858)	$(4,027)	$1,517,953

December 31, 2024:
Collateralized mortgage obligations	$11,121	$—	$(1,279)	$—	$9,842
Agency mortgage-backed securities	1,126,861	2,308	(7,543)	—	1,121,626
Municipal bonds	48,921	—	(3,386)	—	45,535
SBA securities	9,236	2	(93)	—	9,145
Beneficial interests in FHLMC securitization	4,619	—	—	(3,377)	1,242
Corporate bonds	133,767	—	(7,193)	(757)	125,817
U.S. Treasury	700	—	(22)	—	678
Total	$1,335,225	$2,310	$(19,516)	$(4,134)	$1,313,885

The following table provides a summary of the Company’s securities HTM portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
March 31, 2025:
Agency mortgage-backed securities	$691,931	$—	$(66,823)	$—	$625,108
Total	$691,931	$—	$(66,823)	$—	$625,108

December 31, 2024:
Agency mortgage-backed securities	$712,105	$—	$(75,265)	$—	$636,840
Total	$712,105	$—	$(75,265)	$—	$636,840

As of March 31, 2025, the tables above include $405.8 million in agency mortgage-backed securities pledged as collateral to the state of Florida to meet regulatory requirements; $2.0 million in U.S. Treasury and agency mortgage-backed securities pledged as collateral to various states to meet regulatory requirements related to the Bank’s trust operations; $261.3 million of agency mortgage-backed securities pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into from 2018 and 2021; and $75.5 million in securities consisting of SBA securities, collateralized mortgage obligations, and agency mortgage-backed securities pledged as collateral for repurchase agreements obtained from a prior bank acquisition.  A total of $1.1 billion in SBA and agency mortgage-backed securities, collateralized mortgage obligations, corporate and municipal bonds are pledged as collateral to the Federal Reserve Bank’s discount window from which the Bank may borrow.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

As of December 31, 2024, the tables above include $325.7 million in agency mortgage-backed securities pledged as collateral to the state of Florida to meet regulatory requirements; $1.3 million in U.S. Treasury securities pledged as collateral to various states to meet regulatory requirements related to the Bank’s trust operations; $256.5 million of agency mortgage-backed securities pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into from 2018 and 2021; and $77.3 million in securities consisting of SBA securities, collateralized mortgage obligations, and agency mortgage-backed securities pledged as collateral for repurchase agreements obtained from a prior bank acquisition.  A total of $916.8 million in SBA and agency mortgage-backed securities, collateralized mortgage obligations, corporate and municipal bonds are pledged as collateral to the Federal Reserve Bank’s discount window from which the Bank may borrow.

We monitor the credit quality of these securities by evaluating various quantitative attributes. The credit quality indicators the Company monitors include, but are not limited to, credit ratings of individual securities and the credit rating of United States government-sponsored enterprises that guarantee the securities. Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, as defined by nationally recognized statistical rating organizations (“NRSROs,”) are generally considered by the rating agencies and market participants to be low credit risk.  As of March 31, 2025, all of the Company’s securities were either investment grade or were issued by a U.S. government agency or government-sponsored enterprise (“GSE”) with an investment grade rating, with the exception of two corporate bonds having a combined market value of $33.5 million which were below investment grade.

The tables below indicate the gross unrealized losses and fair values of our securities AFS portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at March 31, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$46,327	$(161)	$6,887	$(1,140)	$53,214	$(1,301)
Agency mortgage-backed securities	963,342	(3,529)	4,044	(275)	967,386	(3,804)
Municipal bonds	2,137	(91)	43,685	(2,916)	45,822	(3,007)
SBA securities	831	(2)	6,933	(88)	7,764	(90)
Corporate bonds	—	—	104,109	(5,640)	104,109	(5,640)
U.S. Treasury	—	—	483	(16)	483	(16)
Total	$1,012,637	$(3,783)	$166,141	$(10,075)	$1,178,778	$(13,858)

	Securities with Unrealized Loss at December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$2,874	$(51)	$6,968	$(1,228)	$9,842	$(1,279)
Agency mortgage-backed securities	719,329	(7,218)	4,280	(325)	723,609	(7,543)
Municipal bonds	2,129	(101)	43,405	(3,285)	45,534	(3,386)
SBA securities	614	(1)	7,739	(92)	8,353	(93)
Corporate bonds	14,242	(758)	112,333	(6,435)	126,575	(7,193)
U.S. Treasury	—	—	678	(22)	678	(22)
Total	$739,188	$(8,129)	$175,403	$(11,387)	$914,591	$(19,516)

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

For the Three Months Ended March 31, 2025 - UNAUDITED

discount rates and assumptions regarding future interest rates. The fair value is expected to recover as the bonds approach maturity.

The tables below indicate the gross unrecognized losses and fair value of our securities HTM portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrecognized loss position.

	Securities with Unrecognized Loss at March 31, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$—	$—	$625,108	$(66,823)	$625,108	$(66,823)
Total	$—	$—	$625,108	$(66,823)	$625,108	$(66,823)

	Securities with Unrecognized Loss at December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$15,440	$(61)	$621,400	$(75,204)	$636,840	$(75,265)
Total	$15,440	$(61)	$621,400	$(75,204)	$636,840	$(75,265)

During the quarter ended March 31, 2025, securities available-for-sale totaling $466 million were sold, resulting in a gain on sale of securities available-for-sale of $4.7 million.  During the quarter ended March 31, 2024, securities available-for-sale totaling $1.0 billion were sold or matured, resulting in a gain on sale of securities available-for-sale of $221 thousand.

The following is a rollforward of the Company’s allowance for credit losses related to investments for the following periods:

	Beginning	Provision (Reversal)			Ending
(dollars in thousands)	Balance	for Credit Losses	Charge-offs	Recoveries	Balance

Three Months Ended March 31, 2025:
Beneficial interests in FHLMC securitization	$3,377	$(16)	$—	$—	$3,361
Corporate bonds	757	(91)	—	—	666
Total	$4,134	$(107)	$—	$—	$4,027

Three Months Ended March 31, 2024:
Beneficial interests in FHLMC securitization	$6,818	$(225)	$—	$—	$6,593
Corporate bonds	1,402	(84)	—	—	1,318
Total	$8,220	$(309)	$—	$—	$7,911

Year Ended December 31, 2024:
Beneficial interests in FHLMC securitization	$6,818	$(311)	$(3,130)	$—	$3,377
Corporate bonds	1,402	(645)	—	—	757
Total	$8,220	$(956)	$(3,130)	$—	$4,134

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

During the three-month periods ending March 31, 2025 and March 31, 2024, the Company recorded reversals of its provision for credit losses of $107 thousand and $309 thousand, respectively.

On a quarterly basis, the Company engages with an independent third party to perform an analysis of expected credit losses for its municipal and corporate bond securities in order to supplement our own internal review.  As of March 31, 2025, the analysis concluded and the Company concurred that fifteen corporate bonds were impacted by credit loss, for which $91 thousand was recorded as reversal of provision to the allowance for credit losses (“ACL”) related to available-for-sale securities and that no municipal bond securities were impacted by credit loss.  For the three-month periods ended March 31, 2025 and March 31, 2024, there were no charge-offs recorded.  For the year ended December 31, 2024, the Company recorded charge-offs of $3.1 million related to several interest-only strip securities.  The ACL related to available-for-sale securities totaled $4.0 million and $4.1 million as of March 31, 2025 and December 31, 2024, respectively.

The amortized cost and fair value of investment securities AFS by contractual maturity were as follows for the periods indicated:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
March 31, 2025
Amortized Cost:
Collateralized mortgage obligations	$—	$216	$136	$213,433	$213,785
Agency mortgage-backed securities	11	2,757	—	1,126,814	1,129,582
Municipal bonds	2,599	18,285	26,315	1,631	48,830
SBA securities	—	432	234	7,693	8,359
Beneficial interests in FHLMC securitization	—	4,433	—	—	4,433
Corporate bonds	—	59,965	64,260	5,524	129,749
U.S. Treasury	500	499	—	—	999
Total	$3,110	$86,587	$90,945	$1,355,095	$1,535,737
Weighted average yield	1.91%	5.43%	3.05%	5.33%	5.20%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$203	$133	$212,243	$212,579
Agency mortgage-backed securities	11	2,675	—	1,123,092	1,125,778
Municipal bonds	2,590	17,526	24,407	1,300	45,823
SBA securities	—	430	233	7,608	8,271
Beneficial interests in FHLMC securitization	—	4,433	—	—	4,433
Corporate bonds	—	59,129	60,616	4,364	124,109
U.S. Treasury	483	504	—	—	987
Total	$3,084	$84,900	$85,389	$1,348,607	$1,521,980

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2024
Amortized Cost:
Collateralized mortgage obligations	$—	$276	$154	$10,691	$11,121
Agency mortgage-backed securities	48	2,992	—	1,123,821	1,126,861
Municipal bonds	2,594	14,874	29,218	2,235	48,921
SBA securities	—	418	388	8,430	9,236
Beneficial interests in FHLMC securitization	—	4,619	—	—	4,619
Corporate bonds	—	61,961	66,282	5,524	133,767
U.S. Treasury	200	500	—	—	700
Total	$2,842	$85,640	$96,042	$1,150,701	$1,335,225
Weighted average yield	1.99%	5.83%	3.01%	5.50%	5.34%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$256	$150	$9,436	$9,842
Agency mortgage-backed securities	47	2,882	—	1,118,697	1,121,626
Municipal bonds	2,573	14,120	27,065	1,777	45,535
SBA securities	—	416	388	8,341	9,145
Beneficial interests in FHLMC securitization	—	4,619	—	—	4,619
Corporate bonds	—	60,318	61,889	4,367	126,574
U.S. Treasury	200	478	—	—	678
Total	$2,820	$83,089	$89,492	$1,142,618	$1,318,019

The amortized cost and fair value of investment securities HTM by contractual maturity were as follows for the periods indicated:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
March 31, 2025
Amortized Cost:
Agency mortgage-backed securities	$—	$4,682	$7,914	$679,335	$691,931
Total	$—	$4,682	$7,914	$679,335	$691,931
Weighted average yield	—%	1.01%	1.63%	2.36%	2.34%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$4,447	$7,304	$613,357	$625,108
Total	$—	$4,447	$7,304	$613,357	$625,108

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2024
Amortized Cost:
Agency mortgage-backed securities	$—	$4,542	$8,900	$698,663	$712,105
Total	$—	$4,542	$8,900	$698,663	$712,105
Weighted average yield	—%	0.99%	1.58%	2.24%	2.22%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$4,287	$8,128	$624,425	$636,840
Total	$—	$4,287	$8,128	$624,425	$636,840

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

NOTE 4: LOANS

The following is a summary of our loans held for investment as of:

	March 31,	December 31,
(dollars in thousands)	2025	2024
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$3,301,295	$3,341,823
Single family	843,637	873,491
Total real estate loans secured by residential properties	4,144,932	4,215,314
Commercial properties	852,006	904,167
Land and construction	44,741	69,246
Total real estate loans	5,041,679	5,188,727
Commercial and industrial loans	2,636,368	2,746,351
Consumer loans	1,368	1,137
Total loans	7,679,415	7,936,215
Premiums, discounts and deferred fees and expenses	5,165	5,178
Total	$7,684,580	$7,941,393

The Company’s loans held for investment portfolio is segmented according to loans that share similar attributes and risk characteristics.  In addition, the Company’s loans held for sale portfolio, which is not included in the table above, and consisting entirely of multifamily loans, totaled $1.3 billion at March 31, 2025 and December 31, 2024, respectively.

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

Loans with a collateral value totaling $172.7 million and $176.0 million were pledged as collateral to secure borrowings with the Federal Reserve Bank at March 31, 2025 and December 31, 2024, respectively.  Loans with a market value of $3.4 billion and $4.1 billion were pledged as collateral to secure borrowings with the FHLB at March 31, 2025 and December 31, 2024, respectively.

There were no loan sales during the quarter ended March 31, 2025.  During the quarter ended March 31, 2024, loans totaling $3.7 million in unpaid principal balance were sold, resulting in a net gain on sale of loans of $263 thousand.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
March 31, 2025:
Real estate loans:
Residential properties	$1,011	$—	$—	$21,755	$22,766	$4,130,955	$4,153,721
Commercial properties	698	—	—	7,940	8,638	842,920	851,558
Land and construction	—	—	—	—	—	44,687	44,687
Commercial and industrial loans	12,486	1,834	86	9,032	23,438	2,609,792	2,633,230
Consumer loans	—	—	—	—	—	1,384	1,384
Total	$14,195	$1,834	$86	$38,727	$54,842	$7,629,738	$7,684,580

Percentage of total loans	0.18%	0.02%	0.00%	0.50%	0.71%

December 31, 2024:
Real estate loans:
Residential properties	$7,083	$—	$—	$23,324	$30,407	$4,193,994	$4,224,401
Commercial properties	7,944	428	12,900	7,946	29,218	874,463	903,681
Land and construction	—	—	—	—	—	69,134	69,134
Commercial and industrial loans	997	617	—	9,174	10,788	2,732,226	2,743,014
Consumer loans	—	—	—	—	—	1,163	1,163
Total	$16,024	$1,045	$12,900	$40,444	$70,413	$7,870,980	$7,941,393

Percentage of total loans	0.20%	0.01%	0.16%	0.51%	0.89%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
March 31, 2025:
Real estate loans:
Residential properties	$2,208	$19,547
Commercial properties	590	7,350
Commercial and industrial loans	9,032	—
Total	$11,830	$26,897

December 31, 2024:
Real estate loans:
Residential properties	$1,420	$21,904
Commercial properties	3,449	4,497
Commercial and industrial loans	9,174	—
Total	$14,043	$26,401

The Company provides modifications to borrowers experiencing financial difficulty, which may include interest rate reduction, term extensions, principal forgiveness, other-than-insignificant payment delays, or a combination of any of these items.  A loan modification or refinancing results in a new loan if the terms of the new loan are at least as favorable to the lender as the terms with customers with similar collection risks that are not refinancing or restructuring their loans and the modification to the terms of the loan are more than minor.  If a loan modification or refinancing does not result in a new loan, it is classified as a loan modification.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

The following table presents our loan modifications made to borrowers experiencing financial difficulty by type of modification for the quarter ended March 31, 2025, with related amortized cost balances, respective percentage share of the total class of loans, and the related financial effect:

	March 31, 2025:
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial real estate loans	$411	0.05%	1 loan with term extension of 6 months.
Commercial and industrial loans	$4,995	0.19%

4 loans with various extensions of loan maturity ranging from 6 to 52 months; 3 loans with payment deferrals of either 2 or 3 months; 8 loans with $100 monthly payments for either 2 or 3 months; 1 loan with $1,000 monthly payments for 3 months.

Total	$5,406

	Combination
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	$128	0.0%	2 loans with extensions of loan maturity of 2 and 3 months and payment deferral.
Total	$128

	Total
	Amortized Cost Basis	% of Total Class of Loans
Commercial real estate loans	411	0.05%
Commercial and industrial loans	5,123	0.19%
Total	$5,534

	March 31, 2024:
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial real estate loans	$12,900	1.30%	1 loan with term extension of 3 months.
Commercial and industrial loans	$736	0.03%	10 loans with term extensions of 3 months; 3 loans with term extensions of 10 months, 12 months and 60 months, respectively.
Total	$13,636

	Combination
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	6,800	0.24%	1 loan with term extension of 6 months and 5 month payment forbearance; 4 loans with term extensions of 7 months and payment forbearance of 6 months.
Total	$6,800

	Total
	Amortized Cost Basis	% of Total Class of Loans
Commercial real estate loans	12,900	1.30%
Commercial and industrial loans	7,536	0.27%
Total	$20,436

The following table presents the amortized cost basis of loans that had a payment default during the three months ended March 31, 2025 which were modified in the previous twelve-month period of April 1, 2024 to March 31, 2025:

	March 31, 2025:
	Term Extension
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	2	$73

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

Total	2	$73

	Combination
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	3	$2,216
Total	3	$2,216

	Total
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	5	$2,289
Total	5	$2,289

None of the loans modified for the previous twelve-month period of April 1, 2023 to March 31, 2024 subsequently had a payment default during the three months ended March 31, 2024.

The following presents the payment status of our loan modifications made during the previous twelve-month periods ended April 1, 2024 to March 31, 2025 and April 1, 2023 to March 31, 2024, resepctively:

		30-89 Days	90+ Days
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Total
March 31, 2025:
Residential loans	$403	$—	$—	$—	$403
Commercial real estate loans	—	—	—	411	411
Commercial and industrial loans	2,879	—	—	6,443	9,322
Total	$3,282	$—	$—	$6,854	$10,136

		30-89 Days	90+ Days
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Total
March 31, 2024:
Residential loans	$247	$—	$—	$—	$247
Commercial real estate loans	13,525	—	—	8,084	21,609
Commercial and industrial loans	13,968	—	—	—	13,968
Total	$27,740	$—	$—	$8,084	$35,824

NOTE 5: ALLOWANCE FOR CREDIT LOSSES

The Company accounts for ACL related to loans held for investment in accordance with ASU 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires the Company to record an estimate of current expected credit losses (“CECL”) for loans at the time of origination.  The ACL is maintained at a level deemed appropriate by management to provide for expected credit losses in the portfolio as of the date of the consolidated balance sheet.

The measurement of the ACL is performed by collectively pooling and evaluating loans with similar risk characteristics.  The quantitative CECL model estimates credit losses by applying pool-specific probability of default (“PD”) and loss given default (“LGD”) rates to the expected exposure at default ("EAD") over the contractual life of the loans.  A significant portion of the ACL is calculated and measured on a collective pool basis, representing $7.4 billion or approximately 97.8% of the total blended loans held for investment portfolio as of March 31, 2025.    Pooled loan segments consisted of multifamily, commercial, single-family, non-owner occupied commercial real estate, and construction loans.  The remaining portion of the loan portfolio, representing $143.9 million or approximately 1.9% of the total blended loan

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

portfolio, consisted of small homogeneous loan portfolios which has its quantitative reserve calculated separately based on historical loss factors for the respective portfolios or, if no historical loss is available, based on peer group historical losses.  These loan portfolios include equipment finance, land, consumer and commercial small balance loans.  In addition, collateral dependent loans totaling $26.8 million or approximately 0.3% of the total blended portfolio are separately valued based on the fair value of the underlying collateral.

As of December 31, 2024, the ACL was calculated and measured on a collective pool basis, representing $7.8 billion or approximately 97.6% of the total blended loans held for investment portfolio.  Pooled loan segments consisted of multifamily, commercial, single-family, non-owner occupied commercial real estate, and construction loans.  The remaining portion of the loan portfolio, representing $164.7 million or 2.1% of the total blended loan portfolio, consisted of small homogeneous loan portfolios which has its quantitative reserve calculated separately based on historical loss factors for the respective portfolios or, if no historical loss is available, based upon peer group historical losses.  These loan portfolios include equipment finance, land, consumer and commercial small balance loans.  In addition, collateral dependent loans totaling $27.0 million or 0.3% of the total blended portfolio were separately valued based on the fair value of the underlying collateral.

The measurement also incorporates qualitative components such as internal and external risk factors that may not be adequately assessed in the quantitative model.  Qualitative adjustments primarily relate to segments of the loan portfolio deemed by management to be of a higher-risk profile or other factors where management believes the quantitative component of the ACL model may not be fully reflective of levels deemed adequate in the judgment of management.  Qualitative adjustments may also relate to uncertainty as to future macroeconomic conditions and the related impact on certain loan segments.  Management reviews the need for an appropriate level of quantitative adjustments on a quarterly basis, and as such, the amount and allocation of qualitative adjustments may change in future periods.  Management applies a two-year time horizon in its ACL model at which there is a gradual reversion back to historical loss experience over a two year period.

For purposes of calculating the ACL, the Company has elected to include deferred loan fees and expenses in the loan balance and exclude accrued interest from loan balances.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

The following is a rollforward of the allowance for credit losses related to loans held for investment for the following periods:

		Provision
	Beginning	(Reversal) for			Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three Months Ended March 31, 2025:
Real estate loans:
Residential properties	$7,216	$(678)	$—	$6	$6,544
Commercial properties	6,683	(822)	—	—	5,861
Land and construction	61	(15)	—	—	46
Commercial and industrial loans	18,333	4,604	(403)	205	22,739
Consumer loans	9	1	—	—	10
Total	$32,302	$3,090	$(403)	$211	$35,200

Three Months Ended March 31, 2024:
Real estate loans:
Residential properties	$9,921	(1,547)	—	—	$8,374
Commercial properties	4,148	449	—	—	4,597
Land and construction	332	(266)	—	—	66
Commercial and industrial loans	14,796	1,797	(493)	151	16,251
Consumer loans	8	(2)	—	1	7
Total	$29,205	$431	$(493)	$152	$29,295

The Company maintained an allowance for unfunded loan commitments totaling $1.8 million and $1.3 million at March 31, 2025 and December 31, 2024, respectively, which is included in accounts payable and other liabilities.  The allowance is calculated based mostly on loss rates for the type of loan/collateral in which the loan commitment relates with a drawdown probability applied to the available credit balance based on utilization rates for the prior year.

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

For the Three Months Ended March 31, 2025 - UNAUDITED

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

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
March 31, 2025:
Loans secured by real estate:
Residential properties
Multifamily	$—	$—	$—	$—	$—
Single family	15,856	—	49	15,905	—
Commercial real estate loans	6,396	—	954	7,350	—
Commercial loans	—	—	3,592	3,592	843
Total	$22,252	$—	$4,595	$26,847	$843

December 31, 2024:
Loans secured by real estate:
Residential properties
Multifamily	$2,802	$—	$—	$2,802	$—
Single family	15,856	—	—	15,856	—
Commercial real estate loans	4,497	—	—	4,497	—
Commercial loans	—	—	3,935	3,935	697
Total	$23,155	$—	$3,935	$27,090	$697

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

For the Three Months Ended March 31, 2025 - UNAUDITED

The following tables present risk categories of loans held for investment based on year of origination, and includes gross charge-offs in accordance with ASU 2022-02 as of the dates presented:

							Revolving
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Loans	Total
March 31, 2025:
Loans secured by real estate:
Residential
Multifamily
Pass	$13,219	$89,700	$536	$1,703,198	$749,909	$570,465	$—	$3,127,027
Special mention	—	—	—	—	31,123	30,520	—	61,643
Substandard	—	—	—	6,038	14,674	97,307	—	118,019
Total	$13,219	$89,700	$536	$1,709,236	$795,706	$698,292	$—	$3,306,689
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Single family
Pass	$624	$5,406	$9,420	$242,618	$249,744	$276,807	$40,893	$825,512
Special mention	—	—	—	—	—	—	527	527
Substandard	—	—	—	—	—	20,920	73	20,993
Total	$624	$5,406	$9,420	$242,618	$249,744	$297,727	$41,493	$847,032
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$—	$3,150	$2,388	$218,099	$109,927	$487,140	$—	$820,704
Special mention	—	—	—	1,626	1,180	13,039	—	15,845
Substandard	—	—	—	—	3,137	11,872	—	15,009
Total	$—	$3,150	$2,388	$219,725	$114,244	$512,051	$—	$851,558
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Land and construction
Pass	$—	$124	$—	$34,003	$4,408	$6,007	$—	$44,542
Special mention	—	—	—	—	—	145	—	145
Substandard	—	—	—	—	—	—	—	—
Total	$—	$124	$—	$34,003	$4,408	$6,152	$—	$44,687
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$1,426	$65,880	$140,364	$955,434	$221,767	$104,034	$1,075,311	$2,564,216
Special mention	—	659	4,484	9,342	23,923	790	20,522	59,720
Substandard	516	2,435	29	26	359	2,177	3,752	9,294
Total	$1,942	$68,974	$144,877	$964,802	$246,049	$107,001	$1,099,585	$2,633,230
Gross charge-offs	$—	$—	$58	$147	$187	$11	$—	$403

Consumer
Pass	$63	$—	$88	$—	$104	$47	$1,082	$1,384
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$63	$—	$88	$—	$104	$47	$1,082	$1,384
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$15,332	$164,260	$152,796	$3,153,352	$1,335,859	$1,444,500	$1,117,286	$7,383,385
Special mention	—	659	4,484	10,968	56,226	44,494	21,049	137,880
Substandard	516	2,435	29	6,064	18,170	132,276	3,825	163,315
Total	$15,848	$167,354	$157,309	$3,170,384	$1,410,255	$1,621,270	$1,142,160	$7,684,580
Gross charge-offs	$—	$—	$58	$147	$187	$11	$—	$403

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

							Revolving
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
December 31, 2024:
Loans secured by real estate:
Residential
Multifamily
Pass	$101,311	$539	$1,701,974	$749,864	$369,887	$241,935	$—	$3,165,510
Special mention	—	—	—	47,090	18,572	8,623	—	74,285
Substandard	—	—	13,231	—	18,234	76,185	—	107,650
Total	$101,311	$539	$1,715,205	$796,954	$406,693	$326,743	$—	$3,347,445
Gross charge-offs	$—	—	—	—	—	657	—	$657

Single family
Pass	$5,410	$9,441	$247,252	$255,096	$90,422	$203,116	$44,580	$855,317
Special mention	—	—	—	—	—	—	510	510
Substandard	—	—	—	—	—	21,104	25	21,129
Total	$5,410	$9,441	$247,252	$255,096	$90,422	$224,220	$45,115	$876,956
Gross charge-offs	$—	—	—	—	—	—	—	$—

Commercial real estate
Pass	$3,784	$2,398	$217,827	$115,582	$136,414	$378,101	$—	$854,106
Special mention	—	—	1,637	1,299	7,966	4,795	—	15,697
Substandard	—	12,900	—	—	845	20,133	—	33,878
Total	$3,784	$15,298	$219,464	$116,881	$145,225	$403,029	$—	$903,681
Gross charge-offs	$—	—	—	—	—	964	—	$964

Land and construction
Pass	$125	$24,970	$32,877	$4,444	$1,035	$5,683	$—	$69,134
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$125	$24,970	$32,877	$4,444	$1,035	$5,683	$—	$69,134
Gross charge-offs	$—	—	—	—	—	—	—	$—

Commercial
Pass	$66,699	$151,580	$972,111	$234,062	$88,657	$27,220	$1,147,464	$2,687,793
Special mention	690	3,400	9,430	24,087	—	605	7,602	45,814
Substandard	2,593	31	28	422	12	2,218	4,103	9,407
Total	$69,982	$155,011	$981,569	$258,571	$88,669	$30,043	$1,159,169	$2,743,014
Gross charge-offs	$572	622	1,310	795	3,437	4,530	5,504	$16,770

Consumer
Pass	$89	$5	$—	$107	$—	$49	$913	$1,163
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$89	$5	$—	$107	$—	$49	$913	$1,163
Gross charge-offs	$—	—	—	—	—	—	23	$23

Total loans
Pass	$177,418	$188,933	$3,172,041	$1,359,155	$686,415	$856,104	$1,192,957	$7,633,023
Special mention	690	3,400	11,067	72,476	26,538	14,023	8,112	136,306
Substandard	2,593	12,931	13,259	422	19,091	119,640	4,128	172,064
Total	$180,701	$205,264	$3,196,367	$1,432,053	$732,044	$989,767	$1,205,197	$7,941,393
Gross charge-offs	$572	622	1,310	795	3,437	6,151	5,527	$18,414

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

NOTE 6: CORE DEPOSIT INTANGIBLES

Core deposit intangibles are intangible assets having definite useful lives arising from whole bank acquisitions.  Core deposit intangibles are amortized on an accelerated method over their estimated useful lives, ranging from 7 to 10 years.  At March 31, 2025 and December 31, 2024, core deposit intangible assets totaled $3.2 million and $3.6 million, respectively, and we recognized $312 thousand and $370 thousand in core deposit intangible amortization expense for the three-month periods ended March 31, 2025 and March 31, 2024, respectively.

NOTE 7: DERIVATIVE ASSETS AND LIABILITIES

On February 1, 2024, the Bank entered into an interest rate swap agreement with an institutional counterparty to hedge against our exposure to changes in interest rates as part of our overall interest rate risk management strategy.  On the date the agreement was entered into, the derivative was designated as a cash flow hedge, as it was undertaken to manage   the risk of changes in cash flows on interest payments associated with a stream of variable-rate, short-term borrowings for a corresponding amount that are attributable to changes in the future financing rates of each rolling maturity.  At inception and on a quarterly basis thereafter, an assessment is performed to determine the effectiveness of the derivative at reducing the risk associated with the hedged exposure.  A cash flow hedge designated as highly effective is carried at fair value on the balance sheet with the portion of change in fair value of the cash flow hedge considered highly effective recognized in accumulated other comprehensive income (“AOCI”).  If the cash flow hedge becomes ineffective, the portion of the change in fair value of the cash flow hedge considered ineffective is reclassified from AOCI to earnings.

The hedging instrument is a pay-fixed, receive-variable interest rate swap agreement having a beginning notional amount of $450 million.  The Bank pays quarterly interest at a fixed rate of 3.583% and receives quarterly interest payments calculated at the Daily Simple SOFR over the same period.  The original term of the agreement is five years, expiring on February 1, 2029.  On March 28, 2024, the original hedge position notional amount was reduced by $100 million, and a corresponding amount of the hedged item was simultaneously de-designated, resulting in the recording of a partial gain of $0.8 million, classified as capital markets activities on the accompanying statements of operations.

At March 31, 2025, the fair value of the cash flow hedge was $0.2 million and is classified as derivative assets with a corresponding amount classified as a component of AOCI on the accompanying balance sheet.

On January 29, 2025, the Bank entered into an interest rate swap agreement with an institutional counterparty to hedge the interest rate risk to earnings associated with fair value changes in the valuation allowance of loans held for sale. The hedging instrument is a pay-fixed, receive-variable interest rate swap agreement with a notional amount of $1.0 billion that will amortize down to $400 million over four years. The Bank will pay quarterly interest at a fixed rate of 4.03% and receive quarterly interest payments calculated at the Daily Simple SOFR over the same period. The original term of the agreement is four years, expiring on January 29, 2029. Since the fair value changes of the valuation allowance for loans held for sale already flow through earnings, the Bank has elected to not designate the hedge for hedge accounting to ensure that changes in the derivative’s value are reported in current earnings each period.

At March 31, 2025, the fair value of the hedge was $10.5 million and is classified as derivative liabilities on the accompanying balance sheet.

NOTE 8: LOAN SALES AND MORTGAGE SERVICING RIGHTS

The Company retained servicing rights for the majority of the loans sold and recognized mortgage servicing rights in connection with multifamily loan sale transactions that occurred in 2024 as well as 2021 and prior.  As of March 31, 2025 and December 31, 2024, mortgage servicing rights net of valuation allowance totaled $5.7 million and $6.4 million, respectively and is classified as a component of other assets in the accompanying consolidated balance sheets. The amount

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

of loans serviced for others totaled $1.3 billion at March 31, 2025 and December 31, 2024.  Servicing fees collected for the first three months of 2025 and 2024 were $0.8 million and $0.6 million, respectively.

There were no loan sale or purchase transactions that resulted in the recognition of mortgage servicing rights in the three months ended March 31, 2025 and March 31, 2024, respectively.

NOTE 9: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	March 31, 2025		December 31, 2024
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$2,037,299	—	$1,956,628	—
Interest-bearing	1,900,022	3.04%	1,995,397	3.29%
Money market and savings	3,612,753	3.58%	3,524,801	3.60%
Certificates of deposit	2,011,571	4.62%	2,393,453	4.72%
Total	$9,561,645	2.93%	$9,870,279	3.09%

The following table provides the remaining maturities of certificate of deposit accounts of greater than $250,000 as of:

	March 31, 2025	December 31, 2024
Large Denomination Certificates of Deposit Maturity Distribution	(dollars in thousands)

3 months or less	$46,631	$76,691
Over 3 months through 6 months	59,755	44,619
Over 6 months through 12 months	96,316	92,960
Over 12 months	5,437	13,417
Total	$208,139	$227,687

Large depositor relationships, consisting of deposit relationships which exceed 2% of total deposits, accounted for, in the aggregate, 18.8% and 19.7% of our total deposits as of March 31, 2025 and December 31, 2024, respectively.  The composition of our large depositor relationships includes mortgage servicing clients who have maintained long-term depository relationships with us.  The balances in these depository accounts are subject to seasonal inflows and outflows, common in the mortgage servicing industry.

Accrued interest payable on deposits, which is included in accounts payable and other liabilities, was $23.0 million and $27.7 million at March 31, 2025 and December 31, 2024, respectively.

NOTE 10: BORROWINGS

The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”), and other institutions.  At March 31, 2025, our borrowings consisted of $1.0 billion in FHLB putable advances at the Bank, $650 million of FHLB term advances at the Bank, and $24 million in repurchase agreements at the Bank.  At December 31, 2024, our borrowings consisted of $1.0 billion in FHLB putable advances at the Bank, $400 million of FHLB term advances at the Bank, and $25 million in repurchase agreements at the Bank.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

FHLB Advances

The FHLB putable advances outstanding at March 31, 2025 had a weighted average remaining life of 6.0 years and a weighted average interest rate of 3.74%.  The putable advances can be called quarterly until maturity at the option of the FHLB at various put dates.  $700 million of the total will be eligible for exercising beginning in June 2025 and an additional $300 million attained its first quarterly put date in March 2025, for which the put was not exercised.

The FHLB term advances outstanding at March 31, 2025 consist of the following:

$250 million in a three-month fixed-rate advance maturing on June 12, 2025 at an interest rate of 4.55%.

$300 million in a three-year fixed-rate advance maturing on May 28, 2027 at an interest rate of 4.95%.

$100 million in a five-year fixed rate advance maturing on June 28, 2028 at an interest rate of 4.21%.

FHLB advances are collateralized primarily by loans secured by single family, multifamily, and commercial real estate properties with a market value of $3.4 billion as of March 31, 2025. The Bank’s total unused borrowing capacity from the FHLB as of March 31, 2025 was $918 million. As of March 31, 2025, the Bank had in place $69 million in letters of credit from the FHLB, $59 million of which is used as collateral for the 2024 multifamily loan sale/securitization, and $10 million of which is used as collateral for public fund deposits.

The FHLB putable advances outstanding at December 31, 2024 had a weighted average remaining life of 6.25 years and a weighted average interest rate of 3.74%.  The FHLB term advances outstanding at December 31, 2024 consisted of: $300 million in a three-year fixed rate advance maturing on May 28, 2027 at an interest rate of 4.95%, and $100 million in a five-year fixed rate advance maturing on June 28, 2028 at an interest rate of 4.21%.  FHLB advances outstanding at December 31, 2024 were collateralized primarily by loans secured by single family, multifamily, and commercial real estate properties with a market value of $4.1 billion.  The Bank’s total unused borrowing capacity from the FHLB at December 31, 2024 was $1.7 billion.  The Bank had in place $69 million in letters of credit from the FHLB, $59 million of which is used as collateral for the 2024 multifamily loan sale/securitization, and $10 million of which is used as collateral for public fund deposits.

Federal Reserve Bank Borrowings

The Bank has a secured line of credit with the Federal Reserve Bank including the secured borrowing capacity through the Federal Reserve Bank’s Discount Window, and Borrower-in-Custody (“BIC”) programs.  Borrowings under the BIC program are overnight advances with interest chargeable at the primary credit borrowing rate.  At March 31, 2025, and December 31, 2024, the Bank did not have any borrowings outstanding under any of the Federal Reserve Bank programs.  The Bank had secured unused borrowing capacity under this agreement of $1.2 billion and $1.1 billion as of March 31, 2025 and December 31, 2024, respectively.

Uncommitted Credit Facilities:

The Bank has a total of $240 million in borrowing capacity through unsecured federal funds lines, ranging in size from $20 million to $100 million, with six correspondent financial institutions.  At March 31, 2025 and December 31, 2024, there were no balances outstanding under these arrangements.

Holding Company Line of Credit:

FFI has entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $20 million maturing in June 2025.  The loan bears an interest rate of Prime rate, plus 50 basis points (0.50%).  FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in the Bank.  As of March 31, 2025 and December 31, 2024, there were no balances outstanding under this agreement.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

Repurchase Agreements:

The repurchase agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability.  The investment securities underlying these agreements remain in the Company’s securities AFS portfolio.  As of March 31, 2025 and December 31, 2024, the repurchase agreements are collateralized by investment securities with a fair value of approximately $75.5 million and $77.3 million, respectively.

NOTE 11: SUBORDINATED DEBT

At March 31, 2025 and December 31, 2024, FFI had two issuances of subordinated notes outstanding with an aggregate carrying value of $173 million.  At March 31, 2025 and December 31, 2024, FFI was in compliance with all covenants under its subordinated debt agreements.  The following table summarizes the outstanding subordinated notes as of the dates indicated:

		Current	Current	Carrying Value
	Stated	Interest	Principal	March 31	December 31,
(dollars in thousands)	Maturity	Rate	Balance	2025	2024
Subordinated notes
Subordinated notes due 2032, 3.50% per annum until February 1, 2027, 3-month SOFR + 2.04% thereafter.	February 1, 2032	3.50%	$150,000	$148,358	$148,298
Subordinated notes due 2030, 6.0% per annum until June 30, 2025, 3-month SOFR + 5.90% thereafter.	June 30, 2030	6.00%	24,165	25,117	25,161
Total			$174,165	$173,475	$173,459

NOTE 12: INCOME TAXES

For the three months ended March 31, 2025, the Company recorded an income tax benefit of $633 thousand and had an effective tax rate of -10.1%.  For the three months ended March 31, 2024, the Company recorded an income tax benefit of $910 thousand and had an effective tax rate of 777.8%.  The changes in the effective tax rate were predominately due to the changes in pretax income.  The effective tax rates differ from the combined federal and state statutory rates for the Company of 27.8% due primarily to various permanent tax differences, including tax-exempt income, tax credits from low-income housing tax credit investments, and other items that impact our effective tax rate.

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

Deferred tax assets totaled $80.0 million and $76.7 million at March 31, 2025 and December 31, 2024, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

NOTE 13: SHAREHOLDERS’ EQUITY

FFI is a holding company and does not have any direct operating activities. Any future cash flow needs of FFI are expected to be met by its existing cash and cash equivalents and dividends from its subsidiaries. The Bank is subject to various laws and regulations that limit the amount of dividends that a bank can pay without obtaining prior approval from bank regulators. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases during the current twelve months does not exceed 50% of FFI’s net income for the same twelve-month period.  FFI’s cash and cash equivalents totaled $9.1 million and $7.7 million at March 31, 2024 and December 31, 2024, respectively.

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

On September 30, 2024, stockholders approved and adopted an amendment to the Company’s certificate of incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares, and also approved the issuance of shares of common stock in connection with the July 2024 Capital Raise pursuant to NYSE listing rules. As a result of these approvals, all of the issued and outstanding shares of the Series B Preferred Stock automatically converted into shares of common stock as of the close of business on October 2, 2024, in accordance with the terms of the Certificate of Designation for the Series B Preferred Stock. In addition, the quarterly non-cumulative cash dividend (annual rate of 13%) and liquidation preference rights of the Series A Preferred Stock ceased to apply. Shares of Series A Preferred Stock (a) are now entitled to receive dividends at the same time and on the same terms as shares of common stock in accordance with the Certificate of Designation for the Series A Preferred Stock, and (b) rank as equal to shares of common stock in any liquidation of the Company. Furthermore, the Company will not be required to issue any cash-settled warrants to the investors who participated in the July 2024 Capital Raise. At March 31, 2025 and December 31, 2024, there were no declared dividends outstanding with respect to the Series A Preferred Stock.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Three Months Ended March 31, 2025 - UNAUDITED

NOTE 14: EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock that would then share in earnings. As part of the aforementioned July 2024 Capital Raise, the Company issued warrants (See Note 13: Shareholders’ Equity) which are considered for potential dilution.  In addition to the warrants, other contingent shares issuable include restricted stock units issued by the Company under its equity incentive plans.

For the three months ended March 31, 2025, the average common share price was above the $5.125 per share exercise price (on an as-converted basis) of the warrants, and therefore 1,093,819 shares are included in diluted shares outstanding.  In addition, 17,319 in restricted stock units are included in diluted shares outstanding as of March 31, 2025.  For the three months ended March 31, 2024, 19,220 in restricted stock units are included in diluted shares outstanding.

There were no stock options outstanding as of March 31, 2025 and March 31, 2024, respectively.

The following table sets forth the Company’s unaudited earnings per share calculations for the three months ended March 31:

	Three Months Ended		Three Months Ended
	March 31, 2025		March 31, 2024
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted
Net (loss) income	$6,896	$6,896	$793	$793
Weighted average basic common shares outstanding	82,373,616	82,373,616	56,484,655	56,484,655
Dilutive effect of options, restricted stock, warrants, and contingent shares issuable		1,111,138		19,220
Diluted common shares outstanding		83,484,754		56,503,875
Net (loss) income per share	$0.08	$0.08	$0.01	$0.01

NOTE 15: SEGMENT REPORTING

For the three months ended March 31, 2025 and 2024, the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The reportable segments are determined by products and services offered and the corporate structure.  Business segment earnings before taxes are the primary measure of the segment’s performance as evaluated by management.  Business segment earnings before taxes include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations.  Allocations of corporate expenses, such as finance and accounting, data processing and human resources are calculated based on estimated activity or usage levels.  The management accounting process measures the performance of the operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies.  If the management structures and/or the allocation process changes, allocations, transfers, and assignments may change.

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

For the Three Months Ended March 31, 2025 - UNAUDITED

Chief Executive Officer.  The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Three Months Ended March 31, 2025:
Interest income	$141,742	$—	$—	$141,742
Interest expense	88,253	—	1,690	89,943
Net interest income	53,489	—	(1,690)	51,799
Provision for credit losses	3,417	—	—	3,417
Noninterest income	12,410	7,549	(357)	19,602
Noninterest expense
Compensation and benefits	20,826	5,722	(1,440)	25,108
Customer service costs	15,051	—	—	15,051
Professional services and marketing costs	4,495	1,109	303	5,907
Other	14,754	624	277	15,655
(Loss) income before income taxes	7,356	94	(1,187)	6,263
Income tax (benefit) expense	(373)	39	(299)	(633)
Net (loss) income	$7,729	$55	$(888)	$6,896

Three Months Ended March 31, 2024:
Interest income	$150,453	$—	$—	$150,453
Interest expense	110,362	—	1,705	112,067
Net interest income	40,091	—	(1,705)	38,386
Provision for credit losses	577	—	—	577
Noninterest income	5,683	7,349	(349)	12,683
Noninterest expense
Compensation and benefits	15,172	4,095	140	19,407
Customer service costs	10,738	—	—	10,738
Professional services and marketing costs	2,532	901	(43)	3,390
Other	16,098	680	296	17,074
Income (loss) before income taxes	657	1,673	(2,447)	(117)
Income tax (benefit) expense	(711)	487	(686)	(910)
Net income (loss)	$1,368	$1,186	$(1,761)	$793

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the three months ended March 31, 2025 as compared to our results of operations in the three months ended March 31, 2024; and our financial condition at March 31, 2025 as compared to our financial condition at December 31, 2024. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2024, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K  which we filed with the Securities and Exchange Commission (“SEC”) on March 17, 2025.

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

The principal risks and uncertainties to which our businesses are subject are discussed in this Item 2 and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. Therefore, you are urged to read not only the information contained in this Item 2, but also the risk factors and other cautionary information contained under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which qualify the forward-looking statements contained in this report.

Also, our actual results in the future may differ from those currently expected due to additional risks and uncertainties of which we are not currently aware or which we do not currently view as, but in the future may become, material to our business or operating results.  Due to these risks and uncertainties, you are cautioned not to place undue reliance on the forward-looking statements contained in this report and not to make predictions about our future financial performance based solely on our historical financial performance.  We also disclaim any obligation to update forward-looking statements contained in this report or in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, except as may otherwise be required by applicable law or government regulations.

Critical Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP and accounting practices in the banking industry. Certain of those accounting policies are considered critical accounting policies because they require us to make estimates and assumptions regarding circumstances or trends that could materially affect the value of those assets, such as economic conditions or trends that could impact our ability to fully collect our loans or ultimately realize the carrying value of certain of our other assets. Those estimates and assumptions are made based on current information available to us regarding those economic conditions or trends or other circumstances. If changes were to occur in the events, trends or other circumstances on which our estimates or assumptions were based, or other unanticipated events were to occur that might affect our operations, we may be required under GAAP to adjust our earlier estimates and to reduce the carrying values of the affected assets on our balance sheet, generally by means of charges against income, which could also affect our results of operations in the fiscal periods when those charges are recognized. Management has identified our most critical accounting policies and accounting estimates as:  allowance for credit losses – investment securities, allowance for credit losses – loans held for investment, and deferred income taxes.

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

Allowance for Credit Losses – Loans Held for Investment. Our ACL for loans held for investment is established through a provision for credit losses charged to expense and may be reduced by a recapture of previously established loss reserves, which are also reflected in the statement of income. Loans are charged against the ACL when management believes that collectability of the principal is unlikely. The ACL represents management’s estimate of current expected credit losses over the remaining expected life of the loans held for investment. The ACL involves significant judgment on a number of matters including assessment of key credit risk characteristics, assignment of credit ratings, valuation of collateral, the determination of remaining expected life, incorporation of historical default and loss experience, and a development and weighting of macroeconomic forecasts. The Company reviews baseline and alternative economic scenarios from Moody’s and quarterly projections of federal funds target rates from the FOMC for consideration as quantitative factors and applies a two-year time horizon prior to gradually reverting to our historical loss experience, which continues to be deemed reasonable and supportable. While we use the best information available to make this evaluation, future adjustments to our ACL may be necessary if there are significant changes in economic or other conditions that can affect the collectability in full of loans in our loan portfolios. See Note 5: Allowance for Credit Losses, in the consolidated financial statements for additional information related to the Company’s allowance for credit losses on loans.

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

For complete discussion and disclosure of other accounting policies, see Note 1: Summary of Significant Accounting Policies of the Company’s consolidated financial statements in both this quarterly filing as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

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

Overview

For the quarter ended March 31, 2025, the Company reported net income of $6.9 million, compared to a net loss of $14.1 million and net income of $793 thousand for the quarters ended December 31, 2024 and March 31, 2024, respectively.  Net interest income after provision for credit losses totaled $48.4 million for the quarter ended March 31, 2025, compared to $30.7 million and $37.8 million for the quarters ended December 31, 2024 and March 31, 2024, respectively.  Net interest margin (“NIM”) was 1.67% for the quarter ended March 31, 2025, compared to 1.58% and 1.17% for the quarters ended December 31, 2024 and March 31, 2024, respectively.  Provision for credit losses totaled $3.4 million for the quarter ended March 31, 2025, compared to $20.6 million and $577 thousand for the quarters ended December 31, 2024 and March 31, 2024, respectively.  Noninterest income totaled $19.6 million for the quarter ended March 31, 2025, compared to $13.4 million and $12.7 million for the quarters ended December 31, 2024 and March 31, 2024, respectively. Noninterest expense totaled $61.7 million for the quarter ended March 31, 2025, compared to $67.0 million and $50.6 million for the quarters ended December 31, 2024 and March 31, 2024, respectively.

At March 31, 2025, the Company had total assets of $12.6 billion, including $9.0 billion of total loans, net of deferred fees and allowance for credit losses, $1.0 billion of cash and cash equivalents, $1.5 billion in investment securities available-for-sale, and $0.7 billion in investment securities held-to-maturity.  This compares to total assets of $12.6 billion, including $9.2 billion of total loans, net of deferred fees and allowance for credit losses, $1.0 billion of cash and cash equivalents, $1.3 billion in investment securities available-for-sale, and $0.7 billion in investment securities held-to-maturity at December 31, 2024.  Cash and cash equivalents represented approximately 8.1% of total assets at March 31, 2025, essentially unchanged from December 31, 2024.  Total assets remained essentially unchanged, with a $0.2 billion increase in total investment securities offset by a $0.2 billion decrease in total loans.

At March 31, 2025, the Company had total liabilities of $11.5 billion, including $9.6 billion in deposits, $1.7 billion in borrowings, $173 million in subordinated debt, and $118.4 million in other liabilities.  This compares to total liabilities of $11.6 billion, including $9.9 billion in deposits, $1.4 billion in borrowings, $173 million in subordinated debt, and $123 million in other liabilities at December 31, 2024.  Deposits decreased by $0.3 billion, largely the result of a $0.4 billion decrease in higher-cost brokered deposits, offset by a $71 million increase in combined retail, specialty, and digital banking deposit balances.  Borrowings increased by $0.3 billion, with the addition of $0.3 billion in FHLB advances.  Our loan to deposit ratio was 94.1% as of March 31, 2025 compared to 93.5% as of December 31, 2024.

At March 31, 2025, the Company had total shareholders’ equity of $1.06 billion, compared to $1.05 billion at December 31, 2024.   During the three months ended March 31, 2025, shareholder’s equity activity included $6.9 million in net income, offset by a $1.3 million increase in accumulated other comprehensive loss.  The increase in accumulated other comprehensive loss was due to a $3.5 million loss associated with deriviatve assets, offset by $2.2 million in holding gains on the investment securities portfolio arising during the period.

Results of Operations

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, gains on the sale of loans and investment securities available-for-sale, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of assets under management (“AUM”).

The following table shows key operating results for each of our business segments for the quarter ended March 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2025:
Interest income	$141,742	$—	$—	$141,742
Interest expense	88,253	—	1,690	89,943
Net interest income	53,489	—	(1,690)	51,799
Provision for credit losses	3,417	—	—	3,417
Noninterest income	12,410	7,549	(357)	19,602
Noninterest expense	55,126	7,455	(860)	61,721
Income (loss) income before income taxes	7,356	94	(1,187)	6,263
Income tax (benefit) expense	(373)	39	(299)	(633)
Net income (loss)	$7,729	$55	$(888)	$6,896

2024:
Interest income	$150,453	$—	$—	$150,453
Interest expense	110,362	—	1,705	112,067
Net interest income	40,091	—	(1,705)	38,386
Provision for credit losses	577	—	—	577
Noninterest income	5,683	7,349	(349)	12,683
Noninterest expense	44,540	5,676	393	50,609
Income (loss) before income taxes	657	1,673	(2,447)	(117)
Income tax (benefit) expense	(711)	487	(686)	(910)
Net income (loss)	$1,368	$1,186	$(1,761)	$793

First Quarter of 2025 Compared to First Quarter of 2024

Combined net income for the first quarter of 2025 was $6.9 million, compared to $793 thousand for the first quarter of 2024.  Combined net income before income taxes for the first quarter of 2025 was $6.3 million, compared to combined net loss before taxes of $117 thousand for the first quarter of 2024.  The $6.4 million increase in combined net income before taxes from the year-ago quarter was primarily due to an increase in net income before taxes in the Banking segment of $6.7 million.  The increase in net income in the Banking segment was the result of increases in net interest income ($13.4 million) and noninterest income ($6.7 million), offset by increases in noninterest expense ($10.6 million), and provision for credit losses ($2.8 million).  Net interest income, noninterest income, and noninterest expense are discussed in more detail in the tables that follow.  The decrease in Wealth Management net income before taxes of $1.6 million was primarily due to a $1.8 million increase in noninterest expense.  Combined income tax benefit for the first quarter of 2025 was $633 thousand, compared to $910 thousand for the first quarter of 2024.

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

	Three Months Ended March 31:
	2025			2024
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans, including LHFS	$9,129,297	$106,500	4.69%	$10,096,425	$118,444	4.70%
Securities AFS	1,263,846	16,739	5.30%	1,168,187	15,351	5.26%
Securities HTM	698,885	4,356	2.49%	779,516	4,423	2.27%
Cash, FHLB stock, and fed funds	1,217,346	14,147	4.71%	958,059	12,235	5.14%
Total interest-earning assets	12,309,374	141,742	4.63%	13,002,187	150,453	4.64%
Noninterest-earning assets:
Nonperforming assets	44,425			15,468
Other	241,593			263,713
Total assets	$12,595,392			$13,281,368
Interest-bearing liabilities:
Demand deposits	$1,950,730	$14,988	3.12%	$2,836,960	$28,767	4.08%
Money market and savings	3,584,122	32,238	3.65%	3,178,969	30,736	3.89%
Certificates of deposit	2,214,172	26,092	4.78%	2,872,494	34,989	4.90%
Total interest-bearing deposits	7,749,024	73,318	3.84%	8,888,423	94,492	4.28%
Borrowings	1,482,666	14,935	4.08%	1,565,829	15,870	4.08%
Subordinated debt	173,465	1,690	3.95%	173,403	1,705	3.95%
Total interest-bearing liabilities	9,405,155	89,943	3.88%	10,627,655	112,067	4.24%
Noninterest-bearing liabilities:
Demand deposits	2,026,853			1,595,584
Other liabilities	108,386			136,218
Total liabilities	11,540,394			12,359,457
Shareholders’ equity	1,054,998			921,911
Total liabilities and equity	$12,595,392			$13,281,368
Net Interest Income		$51,799			$38,386
Net Interest Rate Spread			0.75%			0.40%
Net Interest Margin			1.67%			1.17%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the three months ended March 31, 2025, as compared to the three months ended March 31, 2024:

	Three Months Ended
	March 31, 2025 vs. 2024
	Increase (Decrease) due to
(dollars in thousands)	Volume	Rate	Total
Interest earned on:
Loans, including LHFS	$(11,644)	$(300)	$(11,944)
Securities AFS	1,264	124	1,388
Securities HTM	(481)	414	(67)
Cash, FHLB stock, and fed funds	3,015	(1,103)	1,912
Total interest-earning assets	(7,846)	(865)	(8,711)
Interest paid on:
Demand deposits	(7,874)	(5,905)	(13,779)
Money market and savings	3,493	(1,991)	1,502
Certificates of deposit	(8,059)	(838)	(8,897)
Borrowings	(932)	(3)	(935)
Subordinated debt	(14)	(1)	(15)
Total interest-bearing liabilities	(13,386)	(8,738)	(22,124)
Net interest (expense) income	$5,540	$7,873	$13,413

Net interest income was $51.8 million for the first quarter of 2025, compared to $38.4 million for the first quarter of 2024. The overall increase in net interest income from the year-ago period was primarily driven by a decrease in interest paid on interest-bearing liabilities offset by a smaller decrease in interest earned on interest-earning assets. Interest paid on interest-bearing liability balances decreased due to a decrease in both volume and rate on such balances. Interest earned on interest-earning assets also decreased, but in smaller proportion to the decrease in interest paid on interest-bearing liability balances, as volume and rate decreases in interest-earning asset balances were smaller than those associated with interest-bearing liability balances.

Interest income decreased to $141.7 million for the first quarter of 2025, compared to $150.5 million for the first quarter of 2024. The decrease in interest income was due primarily to a decrease in average interest-earning asset balances for the first quarter of 2025, compared to the year-ago quarter. Average interest-earning asset balances decreased 5.3% to $12.3 billion for the first quarter of 2025, compared to $13.0 billion for the year-ago quarter. Yields on interest-earning assets were relatively unchanged, averaging 4.63% for the first quarter of 2025, compared to 4.64% for the year-ago quarter. The decrease in average interest-earning asset balances was due primarily to a decrease in average loan balances, which decreased to $9.1 billion for the first quarter of 2025, compared to $10.1 billion for the year-ago quarter. The decrease in average loan balances was largely due to the sale of $489 million in multifamily loans held for sale during the fourth quarter of 2024, as well as loan payments and payoffs exceeding new loan fundings. New loan fundings totaled $180 million at an average yield of 7.09%, offset by loan payments and payoffs of $431 million for the first quarter of 2025. The decrease in average loan balances was partially offset by an increase in the average balance of investment securities. Interest income on investment securities increased for the first quarter of 2025, compared to the year-ago quarter, primarily due to an increase in yields. Yields on the combined AFS and HTM securities portfolio increased to 4.30% for the first quarter of 2025, compared to 4.06% for the year-ago quarter, while combined average balances remained relatively constant at $2.0 billion for the first quarter of 2025, compared to combined average balances of $1.9 billion for the year-ago quarter. The increase in combined average balances was due to the acquisition of higher-yielding, safe, and highly liquid AFS securities, primarily agency mortgage-backed securities.

Interest expense decreased to $89.9 million for the first quarter of 2025, compared to $112.1 million for the first quarter of 2024. The decrease in interest expense was due to decreases in both average interest-bearing liability balances as well as average rates paid on such balances. Average interest-bearing liability balances, consisting of interest-bearing deposits, borrowings, and subordinated debt, decreased 11.5% to $9.4 billion for the first quarter of 2025, compared to

$10.6 billion for the year-ago quarter. Rates on interest-bearing liability balances averaged 3.88% for the first quarter of 2025, compared to 4.24% for the year-ago quarter.  The decrease in average interest-bearing liability balances was primarily due to a decrease in higher-cost brokered deposit balances, which were able to mature without being replaced, aided by the $489 million multifamily loan sale in the fourth quarter of 2024.  Rates on interest-bearing liability balances decreased primarily due to a decrease in the cost of deposits, which averaged 3.04% for the first quarter of 2025, compared to 3.63% for the year-ago quarter, a decrease of 59 basis points, aided by the decrease in the aforementioned brokered deposits.  In addition, interest expense on borrowings decreased due to a decrease in average balances which totaled $1.5 billion for the first quarter of 2025, compared to $1.6 billion for the year ago quarter.  Average rates paid on borrowings remained unchanged at 4.08% for the first quarter of 2025 and the year-ago quarter.

The 0.36% decrease in average rate paid on interest-bearing liability balances, offset by the 0.01% decrease in average yield earned on interest-earning assets, resulted in an expansion of NIM for the first quarter ended March 31, 2025, compared to the year-ago quarter.  NIM was 1.67% for the first quarter of 2025 compared to 1.17% for the year-ago quarter.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the expected lifetime credit losses in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For the first quarter of 2025, we recorded total provision for credit losses of $3.4 million, compared to $577 thousand for the year-ago quarter.  The provision for credit losses for the first quarter of 2025 consisted of $2.9 million in provision expense for loans (net of $0.2 million in net charge-offs), and $0.5 million in provision expense for unfunded commitments.  The $2.9 million in provision expense for loans is reflective of higher reserves for the commercial loan portfolio (including the equipment finance portfolio), due to increased model-calculated loss factors, including adjustments in the loss factors for substandard and equipment finance loans.  At March 31, 2025, the allowance for credit losses on the loan portfolio was $35.2 million or 0.46% of total loans held for investment, compared to $32.3 million and 0.41% at December 31, 2024.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain on sale of loans, securities, and REO, and gains from capital market activities. Capital market activities includes changes in the valuation of the loans held for sale portfolio,  as well as realized and unrealized gains (losses) on derivatives.  The following table provides a breakdown of noninterest income for Banking for the three months ended March 31, 2025 and 2024:

(dollars in thousands)	2025	2024
Three Months Ended March 31:
Trust and consulting fees	$1,640	$1,528
Loan related fees	1,655	933
Deposit charges	474	470
Gain on sale of loans	—	263
Gain on sale of securities available-for-sale	4,702	221
Capital market activities	2,831	836
Gain on sale of REO	—	679
Other	1,108	753
Total noninterest income	$12,410	$5,683

Noninterest income in Banking was $12.4 million for the first quarter of 2025, compared to $5.7 million for the year-ago quarter.  The $6.7 million increase in noninterest income was due primarily to a $4.5 million increase in gains on the sale of securities available-for-sale, and $2.0 million increase in capital markets income.  The increase in capital markets income was due primarily to the change in valuation of the loans held for sale portfolio offset by associated derivative losses.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the three months ended March 31, 2025 and 2024:

(dollars in thousands)	2025	2024
Noninterest income	$7,549	$7,349

Noninterest income for Wealth Management was $7.5 million for the first quarter of 2025, compared to $7.3 million for the year-ago quarter. AUM quarterly average balances totaled $5.3 billion for the first quarter of 2025, compared to $5.4 billion for the year-ago quarter.

The following table summarizes the activity in our AUM for the periods indicated:

		Existing account
	Beginning	Additions/	New
(dollars in thousands)	Balance	Withdrawals	Accounts	Terminations	Performance	Ending balance
Three Months Ended March 31, 2025:
Fixed income	$1,650,723	$141,458	$11,281	$(79,954)	$(143,935)	$1,579,573
Equities	2,932,526	(169,809)	5,501	(96,286)	3,963	2,675,895
Cash and other	862,631	(14,637)	9,968	(83,955)	29,529	803,536
Total	$5,445,880	$(42,988)	$26,750	$(260,195)	$(110,443)	$5,059,004

Three Months Ended March 31, 2024:
Fixed income	$1,849,056	$(21,077)	$17,852	$(1,725)	$(33,748)	$1,810,358
Equities	2,609,033	4,082	36,589	(9,388)	223,957	2,864,273
Cash and other	791,859	(27,182)	14,163	(5,884)	18,589	791,545
Total	$5,249,948	$(44,177)	$68,604	$(16,997)	$208,798	$5,466,176

Year Ended December 31, 2024:
Fixed income	$1,849,056	$(131,210)	$48,038	$(44,645)	$(70,516)	$1,650,723
Equities	2,609,033	(28,621)	185,487	(144,211)	310,838	2,932,526
Cash and other	791,859	(62,887)	99,012	(55,238)	89,885	862,631
Total	$5,249,948	$(222,718)	$332,537	$(244,094)	$330,207	$5,445,880

AUM balances were $5.1 billion at March 31, 2025, compared to $5.5 billion and $5.4 billion at March 31, 2024 and December 31, 2024, respectively.  The $387 million decrease in AUM during the first quarter of 2025, compared to the prior quarter ending balance was the net result of $304 million in terminations and net withdrawals, $110 million in performance losses, and $27 million of new accounts.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2025	2024	2025	2024
Three Months Ended March 31:
Compensation and benefits	$20,826	$15,172	$5,722	$4,095
Occupancy and depreciation	8,025	8,586	420	483
Professional services and marketing	4,495	2,532	1,109	901
Customer service costs	15,051	10,738	—	—
Other	6,729	7,512	204	197
Total noninterest expense	$55,126	$44,540	$7,455	$5,676

Noninterest expense in Banking was $55.1 million for the first quarter of 2025, compared to $44.5 million for the year-ago quarter.  The $10.6 million increase in noninterest expense in Banking was largely due to a $5.7 million increase in compensation and benefits, and a $4.3 million increase in customer service costs.  The increase in compensation and benefits expense from the year ago quarter was due primarily to salary adjustments as well as investments being made to bring in and retain institutional knowledge needed to organize around our strategic initiatives and strengthen the Bank going forward.  Average quarterly Banking full-time equivalents (“FTEs”) were 503.4 for the first quarter of 2025, compared to 497.1 for the year-ago quarter.   The increase in customer service costs was due to an increase in the amount of balances receiving earnings credits offset by a decrease in the rates paid on such balances in the first quarter of 2025, compared to the year-ago quarter.  Customer service-associated balances are largely mortgage-servicing related accounts, whose account balances are subject to seasonality.  The decrease in the rates paid on such balances reflects the benefit of the reduction in the Fed Funds target rate in the fourth quarter of 2024.

Noninterest expense in Wealth Management was $7.5 million for the first quarter of 2025, compared to $5.7 million for the year-ago quarter.  The $1.8 million increase in noninterest expense in Wealth Management was largely due to a $1.6 million increase in compensation and benefits. The increase in compensation and benefit costs from the year-ago quarter was primarily due to compensation plan adjustments being made to retain institutional knowledge.  Average quarterly Wealth Management FTEs were 58.3 for the first quarter of 2025, compared to 64.4 for the year-ago quarter.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
March 31, 2025:
Cash and cash equivalents	$1,013,607	$17,229	$(16,981)	$1,013,855
Securities AFS, net	1,517,953	—	—	1,517,953
Securities HTM	691,931	—	—	691,931
Loans held for sale	1,312,206	—	—	1,312,206
Loans held for investment, net	7,649,380	—	—	7,649,380
Investment in FHLB stock	44,619	—	—	44,619
Accrued interest receivable	51,132	—	—	51,132
Deferred taxes	72,922	(3,113)	10,191	80,000
Premises and equipment	36,359	152	136	36,647
Real estate owned ("REO")	6,210	—	—	6,210
Bank owned life insurance	50,336	—	—	50,336
Core deposit intangibles	3,245	—	—	3,245
Derivative assets	205	—	—	205
Other assets	106,564	530	23,584	130,678
Total assets	$12,556,669	$14,798	$16,930	$12,588,397

Deposits	$9,587,724	$—	$(26,079)	$9,561,645
Borrowings	1,674,314	—	—	1,674,314
Subordinated debt	—	—	173,475	173,475
Derivative liabilities	10,453	—	—	10,453
Intercompany balances	(1,337)	(2,113)	3,450	—
Accounts payable and other liabilities	88,478	2,911	16,510	107,899
Shareholders’ equity	1,197,037	14,000	(150,426)	1,060,611
Total liabilities and equity	$12,556,669	$14,798	$16,930	$12,588,397

December 31, 2024:
Cash and cash equivalents	$1,015,832	$20,668	$(20,368)	$1,016,132
Securities AFS, net	1,313,885	—	—	1,313,885
Securities HTM	712,105	—	—	712,105
Loans held for sale	1,285,819			1,285,819
Loans held for investment, net	7,909,091	—	—	7,909,091
Investment in FHLB stock	37,869	—	—	37,869
Accrued interest receivable	54,804	—	—	54,804
Deferred taxes	69,669	(3,004)	9,985	76,650
Premises and equipment	35,492	178	136	35,806
Real estate owned ("REO")	6,210	—	—	6,210
Bank owned life insurance	49,993			49,993
Core deposit intangibles	3,558	—	—	3,558
Derivative assets	5,086			5,086
Other assets	112,485	524	25,248	138,257
Total assets	$12,611,898	$18,366	$15,001	$12,645,265

Deposits	$9,898,339	$—	$(28,060)	$9,870,279
Borrowings	1,425,369	—	—	1,425,369
Subordinated debt	—	—	173,459	173,459
Intercompany balances	(1,031)	(2,046)	3,077	—
Accounts payable and other liabilities	100,549	2,406	19,840	122,795
Shareholders’ equity	1,188,672	18,006	(153,315)	1,053,363
Total liabilities and equity	$12,611,898	$18,366	$15,001	$12,645,265

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets or liabilities.

During the three months ended March 31, 2025, total assets decreased by $56.9 million primarily due to a $233 million decrease in total loans, offset by a $184 million increase in total investment securities.  During the three months ended March 31, 2025, total liabilities decreased by $64.1 million, primarily due to a $308.6 million decrease in deposits, offset by a $249.0 million increase in borrowings.  During the three months ended March 31, 2025, total shareholders’ equity increased $7.2 million primarily due to net income of $6.9 million for the first quarter of 2025.

For additional information on the changes in total assets, liabilities, and shareholders’ equity, see “Overview” within this Item 2.

Cash and cash equivalents. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, totaled $1.0 billion at March 31, 2025, relatively unchanged compared to December 31, 2024.  Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding including deposits and borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
March 31, 2025:
Collateralized mortgage obligations	$213,785	$95	$(1,301)	$—	$212,579
Agency mortgage-backed securities	1,129,582	—	(3,804)	—	1,125,778
Municipal bonds	48,830	—	(3,007)	—	45,823
SBA securities	8,359	2	(90)	—	8,271
Beneficial interests in FHLMC securitization	4,433	—	—	(3,361)	1,072
Corporate bonds	129,749	—	(5,640)	(666)	123,443
U.S. Treasury	999	4	(16)	—	987
Total	$1,535,737	$101	$(13,858)	$(4,027)	$1,517,953

December 31, 2024:
Collateralized mortgage obligations	$11,121	$—	$(1,279)	$—	$9,842
Agency mortgage-backed securities	1,126,861	2,308	(7,543)	—	1,121,626
Municipal bonds	48,921	—	(3,386)	—	45,535
SBA securities	9,236	2	(93)	—	9,145
Beneficial interest in FHLMC securitization	4,619	—	—	(3,377)	1,242
Corporate bonds	133,767	—	(7,193)	(757)	125,817
U.S. Treasury	700	—	(22)	—	678
Total	$1,335,225	$2,310	$(19,516)	$(4,134)	$1,313,885

Excluding allowance for credit losses, the $0.2 billion increase in AFS securities in the first three months of 2025 was due primarily to the purchase of $701 million in securities, offset by sales of $466 million and principal paydowns of $56 million.  The $701 million in securities purchased consisted of $497 million in agency mortgage-backed securities and $204 million in collateralized mortgage obligations.  The $466 million in sales consisted solely of agency mortgage-backed securities.

Securities held to maturity. The following table provides a summary of the Company’s HTM securities portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
March 31, 2025:
Agency mortgage-backed securities	$691,931	$—	$(66,823)	$—	$625,108
Total	$691,931	$—	$(66,823)	$—	$625,108

December 31, 2024:
Agency mortgage-backed securities	$712,105	$—	$(75,265)	$—	$636,840
Total	$712,105	$—	$(75,265)	$—	$636,840

The decrease in HTM securities in the first three months of 2025 was due to principal payments received.  There were no purchases of investment securities or other additions to the portfolio during the quarter ended March 31, 2025.

The scheduled maturities of securities AFS, and the related weighted average yields, were as follows, as of March 31, 2025:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
Amortized Cost:
Collateralized mortgage obligations	$—	$216	$136	$213,433	$213,785
Agency mortgage-backed securities	11	2,757	—	1,126,814	1,129,582
Municipal bonds	2,599	18,285	26,315	1,631	48,830
SBA securities	—	432	234	7,693	8,359
Beneficial interests in FHLMC securitization	—	4,433	—	—	4,433
Corporate bonds	—	59,965	64,260	5,524	129,749
U.S. Treasury	500	499	—	—	999
Total	$3,110	$86,587	$90,945	$1,355,095	$1,535,737
Weighted average yield	1.91%	5.43%	3.05%	5.33%	5.20%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$203	$133	$212,243	$212,579
Agency mortgage-backed securities	11	2,675	—	1,123,092	1,125,778
Municipal bonds	2,590	17,526	24,407	1,300	45,823
SBA securities	—	430	233	7,608	8,271
Beneficial interests in FHLMC securitization	—	4,433	—	—	4,433
Corporate bonds	—	59,129	60,616	4,364	124,109
U.S. Treasury	483	504	—	—	987
Total	$3,084	$84,900	$85,389	$1,348,607	$1,521,980

The scheduled maturities of securities HTM, and the related weighted average yields were as follows, as of March 31, 2025:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
March 31, 2025
Amortized Cost:
Agency mortgage-backed securities	$—	$4,682	$7,914	$679,335	$691,931
Total	$—	$4,682	$7,914	$679,335	$691,931
Weighted average yield	—%	1.01%	1.63%	2.36%	2.34%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$4,447	$7,304	$613,357	$625,108
Total	$—	$4,447	$7,304	$613,357	$625,108

See Note 3: Securities in the notes to the consolidated financial statements for additional information on our investment securities portfolio.

Loans. The following table sets forth our loans held for investment, by loan category, as of:

	March 31, 2025		December 31, 2024

		Percentage of		Percentage of
(dollars in thousands)	Amount	Total Loans	Amount	Total Loans
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$3,301,295	43.0%	$3,341,823	42.1%
Single family	843,637	11.0%	873,491	11.0%
Total real estate loans secured by residential properties	4,144,932	54.0%	4,215,314	53.1%
Commercial properties	852,006	11.1%	904,167	11.4%
Land and construction	44,741	0.6%	69,246	0.9%
Total real estate loans	5,041,679	65.7%	5,188,727	65.4%
Commercial and industrial loans	2,636,368	34.3%	2,746,351	34.6%
Consumer loans	1,368	0.0%	1,137	0.0%
Total loans	7,679,415	100.0%	7,936,215	100.0%
Premiums, discounts and deferred fees and expenses	5,165		5,178
Total	$7,684,580		$7,941,393

The table above excludes loans held for sale which totaled $1.3 billion at March 31, 2025 and December 31, 2024, and consisted entirely of multifamily loans which were reclassified from loans held for investment in August, 2024.  Loans held for sale, net of deferred fees, are accounted for at the lower of amortized cost or fair value.  During the quarter ended March 31, 2025, there were no loan sales.

Loans held for investment decreased by $256.8 million, as a result of loan fundings totaling $180 million, offset by loan payments and payoffs of $416 million, and reclassifications to loans held for sale of $20.5 million during the first quarter of 2025.

At March 31, 2025, average current loan-to-value (“LTV”) ratios for all multifamily loans (including those included in loans held for sale) and single-family residential loans were 53.6% and 54.1%, respectively, unchanged from December 31, 2024.

At March 31, 2025, $852 million of the loan portfolio consisted of loans secured by commercial real estate properties, consisting of non-owner occupied and owner-occupied loans, respectively. Non-owner occupied CRE loans totaled approximately $537 million and consisted of a diversified mix of retail, office, hospitality, industrial, medical, and other real estate loans. The average current LTV ratio for the non-owner occupied CRE portfolio was 47.8% as of March 31, 2025, unchanged from December 31, 2024.

At March 31, 2025, $2.6 billion of the loan portfolio consisted of C&I loans consisting of commercial business lines of credit ($1.1 billion), municipal financing loans ($990 million), commercial business term loans ($415 million) and equipment finance loans ($128 million).

As of March 31, 2025, the combined loan portfolio (including LHFS) is largely concentrated in the geographic markets in which we operate.  As of March 31, 2025, approximately 86.5% of the loans in our portfolio were made to borrowers who live and/or conduct business in California (72.8%), Florida (7.6%), Texas (4.8%), and Nevada (1.3%).

The following table presents contractual maturity information for loans held for investment, net of premiums, discounts and deferred fees and expenses as of March 31, 2025:

	Scheduled Maturity
		Due After One
	Due in One Year	Year Through	Due After Five	Due After
(dollars in thousands)	or Less	Five Years	to 15 Years	15 Years
Loans secured by real estate:
Residential properties:
Multifamily	$6,738	$1,874	$493,404	$2,804,673
Single family	964	5,376	7,003	833,689
Total real estate loans secured by residential properties	7,702	7,250	500,407	3,638,362
Commercial properties	96,820	366,778	266,144	121,816
Land and construction	35,055	5,403	—	4,229
Total real estate loans	139,577	379,431	766,551	3,764,407
Commercial and industrial loans	233,334	1,355,036	334,265	710,595
Consumer loans	1,155	149	—	80
Total loans held for investment, net	$374,066	$1,734,616	$1,100,816	$4,475,082

See Note 4: Loans in the notes to the consolidated financial statements for additional information on our loan portfolio.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	March 31, 2025		December 31, 2024
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$2,037,299	—	$1,956,628	—
Interest-bearing	1,900,022	3.04%	1,995,397	3.29%
Money market and savings	3,612,753	3.58%	3,524,801	3.60%
Certificates of deposit	2,011,571	4.62%	2,393,453	4.72%
Total	$9,561,645	2.93%	$9,870,279	3.09%

Total deposits decreased by approximately $309 million to $9.6 billion at March 31, 2025, compared to $9.9 billion at December 31, 2024.  The decrease in deposits from the prior quarter was largely due to a $400 million decrease in higher-cost brokered deposits as these deposits matured without replenishment, offset by a $71 million increase in combined retail, specialty, and digital banking deposit balances.

At March 31, 2025, the deposit mix consisted of the following:  noninterest-bearing (21%), interest-bearing (20%), money market and savings (38%), certificates of deposit (21%).  The weighted average rates of all interest-bearing deposits decreased compared to December 31, 2024.  Combined weighted average rate for all deposit account categories decreased to 2.93% at March 31, 2025, compared to 3.09% at December 31, 2024.

At March 31, 2025, deposits by channel consisted of the following:  retail branches (28%), specialty banking (32%), digital banking (10%), and wholesale (30%).  At December 31, 2024, deposits by channel consisted of the following: retail branches (26%), specialty banking (32%), digital banking (9%), and wholesale (33%).

The Bank may utilize brokered deposits (included in wholesale channel) as a source of funding and as a component of its overall liquidity management process. The Bank held brokered deposits totaling $2.8 billion and $3.2 billion at March 31, 2025 and December 31, 2024, respectively including insured cash sweep (“ICS”) accounts totaling $1.1 billion and $1.0 billion at March 31, 2025 and December 31, 2024, respectively which are classified as brokered deposit accounts for regulatory reporting purposes.  The weighted average rates paid on non-ICS and ICS brokered deposit balances were 4.34% and 2.69%, respectively for accounts held at March 31,2025.  The weighted average rates paid on non-ICS and ICS brokered deposit balances were 4.15% and 3.10%, respectively for accounts held at December 31, 2024.

Large depositor relationships, consisting of deposit relationships which exceed 2% of total deposits, accounted for, in the aggregate, 18.8% and 19.7% of our total deposits as of March 31, 2025 and December 31, 2024, respectively.  The composition of our large depositor relationships includes mortgage servicing clients who have maintained long-term depository relationships with us.  The balances in these depository accounts are subject to seasonal inflows and outflows, common in the mortgage servicing industry.

The deposits held by the Bank are insured by the Federal Deposit Insurance Corporation’s (the “FDIC”) Deposit Insurance Fund up to applicable limits. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions, and credit unions to $250,000 per depositor.  Insured and collateralized deposits comprised approximately 83% of total deposits at March 31, 2025.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

	March 31, 2025	December 31, 2024

(dollars in thousands)	Amount	Amount
Uninsured deposits	$2,326,280	$2,401,646

The following table sets forth the maturity distribution of certificates of deposit as of March 31, 2025:

		Over Three	Over Six
Large Denomination Certificates of Deposit	Three Months	Months Through	Months Through	Over
Maturity Distribution	or Less	Six Months	Twelve Months	Twelve Months	Total
Certificates of deposit of $250,000 or less	$354,192	$213,836	$329,069	$906,334	$1,803,432
Certificates of deposit of more than $250,000	46,631	59,755	96,316	5,437	208,139
Total	$400,823	$273,591	$425,385	$911,771	$2,011,571

Borrowings.  At March 31, 2025, our borrowings consisted of $1.0 billion in FHLB putable advances at the Bank, $650 million of FHLB term advances at the Bank, and $24 million in repurchase agreements at the Bank.  At December 31, 2024, our borrowings consisted of $1.0 billion in FHLB putable advances at the Bank, $400 million of FHLB term advances at the Bank, and $25 million in repurchase agreements at the Bank.

The average balance of borrowings and the weighted average interest rate on such borrowings were $1.5 billion and 4.08%, respectively for the quarter ended March 31, 2025. The average balance of borrowings and the weighted average interest rate on such borrowings were $1.5 billion and 4.09%, respectively for the year ended December 31, 2024.   At March 31, 2025, total borrowings represented 13.3% of total assets, compared to 11.3% at December 31, 2024.

As of March 31, 2025, our unused borrowing capacity was $2.4 billion, which consisted of $0.9 billion in available lines of credit with the FHLB, $1.2 billion in available borrowing capacity with the Federal Reserve Bank, $240 million in borrowing capacity through unsecured federal funds lines with six correspondent financial institutions, and $20 million in available borrowing capacity through a line of credit arrangement that our holding company maintains with an unaffiliated lender.  For additional information about borrowings, see Note 10: Borrowings in the consolidated financial statements.

Subordinated debt.  At March 31, 2025 and December 31, 2024, FFI had two issuances of subordinated notes with an aggregate carrying value of $173 million.  For additional information about subordinated debt, see Note 11: Subordinated Debt in the consolidated financial statements.

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

			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
March 31, 2025:
Real estate loans:
Residential properties	$1,011	$—	$—	$21,755	$22,766	$4,130,955	$4,153,721
Commercial properties	698	—	—	7,940	8,638	842,920	851,558
Land and construction	—	—	—	—	—	44,687	44,687
Commercial and industrial loans	12,486	1,834	86	9,032	23,438	2,609,792	2,633,230
Consumer loans	—	—	—	—	—	1,384	1,384
Total	$14,195	$1,834	$86	$38,727	$54,842	$7,629,738	$7,684,580
Percentage of total loans	0.18%	0.02%	0.00%	0.50%	0.71%

December 31, 2024:
Real estate loans:
Residential properties	$7,083	$—	$—	$23,324	$30,407	$4,193,994	$4,224,401
Commercial properties	7,944	428	12,900	7,946	29,218	874,463	903,681
Land and construction	—	—	—	—	—	69,134	69,134
Commercial and industrial loans	997	617	—	9,174	10,788	2,732,226	2,743,014
Consumer loans	—	—	—	—	—	1,163	1,163
Total	$16,024	$1,045	$12,900	$40,444	$70,413	$7,870,980	$7,941,393
Percentage of total loans	0.20%	0.01%	0.16%	0.51%	0.89%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
March 31, 2025
Real estate loans:
Residential properties	$2,208	$19,547
Commercial properties	590	7,350
Commercial and industrial loans	9,032	—
Total	$11,830	$26,897

December 31, 2024
Real estate loans:
Residential properties	$1,420	$21,904
Commercial properties	3,449	4,497
Commercial and industrial loans	9,174	—
Total	$14,043	$26,401

Nonaccrual loans totaled $38.7 million as of March 31, 2025, compared to $40.4 million as of December 31, 2024.  The ratio of nonaccrual loans to total loans outstanding (including LHFS) was 0.43% at March 31, 2025 and December 31, 2024, respectively.

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans for the periods indicated:

		Provision
	Beginning	(Reversal) for			Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended March 31, 2025:
Real estate loans:
Residential properties	$7,216	$(678)	$—	$6	$6,544
Commercial properties	6,683	(822)	—	—	5,861
Land and construction	61	(15)	—	—	46
Commercial and industrial loans	18,333	4,604	(403)	205	22,739
Consumer loans	9	1	—	—	10
Total	$32,302	$3,090	$(403)	$211	$35,200

Net (charge-offs) recoveries					$(192)
Net (charge-offs) recoveries to average loans					0.01%

Three months ended March 31, 2024:
Real estate loans:
Residential properties	$9,921	$(1,547)	$—	$—	$8,374
Commercial properties	4,148	449	—	—	4,597
Land and construction	332	(266)	—	—	66
Commercial and industrial loans	14,796	1,797	(493)	151	16,251
Consumer loans	8	(2)	—	1	7
Total	$29,205	$431	$(493)	$152	$29,295

Net (charge-offs) recoveries					$(341)
Net (charge-offs) recoveries to average loans					0.01%

Year ended December 31, 2024:
Real estate loans:
Residential properties	$9,921	$(2,048)	$(657)	$—	$7,216
Commercial properties	4,148	3,499	(964)	—	6,683
Land and construction	332	(271)	—	—	61
Commercial and industrial loans	14,796	19,815	(16,770)	492	18,333
Consumer loans	8	23	(23)	1	9
Total	$29,205	$21,018	$(18,414)	$493	$32,302

Net (charge-offs) recoveries					$(17,921)
Net (charge-offs) recoveries to average loans					0.18%

The allowance for credit losses for loans held for investment totaled $35.2 million as of March 31, 2025, compared to $32.3 million as of December 31, 2024.  Our ACL for loans held for investment represented 0.46% of total loans held for investment outstanding at March 31, 2025, compared to 0.41% of total loans held for investment outstanding at December 31, 2024.  Our ACL for loans held for investment represented 91% of total nonaccrual loans outstanding at March 31, 2025, compared to 80% at December 31, 2024, respectively.  Activity for the quarter-ended March 31, 2025 included provision for credit losses of $3.1 million, charge-offs of $403 thousand, and recoveries of $211 thousand.  The $2.9 million in provision recorded (net of charge-offs and recoveries) primarily reflects higher reserves for the commercial loan portfolio due to increased model-calculated loss factors, including adjustments in the loss factors for substandard and equipment finance loans.

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

Liquidity

Liquidity management focuses on our ability to generate, on a timely and cost-effective basis, cash sufficient to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses.  Liquidity management also includes the ability to manage unplanned decreases or changes in funding sources, as well as abnormal and unexpected needs.  To meet such abnormal and unexpected needs, lines of credit are maintained with the FHLB, the Federal Reserve Bank, and correspondent banks.  Liquidity management is both a daily and long-term function of funds management.  Liquidity management takes into consideration liquid assets, which includes: cash and cash equivalents; unencumbered eligible investment securities; and investment securities pledged under the Federal Reserve Bank’s discount window which can be drawn at-will.  Liquidity management also takes into consideration available liquidity sources such as available unused funds from both the FHLB and Federal Reserve Bank credit lines.  The Bank’s Federal Reserve Bank credit line is secured by pledged collateral in the form of qualifying loans and investment securities.  As of March 31, 2025, the Bank had secured unused borrowing capacity of $1.2 billion under this agreement.  The Bank’s unused borrowing capacity with the FHLB as of March 31, 2025 was $0.9 billion.  The Bank had a total of $240 million in unused borrowing capacity available through its correspondent bank lines of credit as of March 31, 2025.

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, proceeds from borrowings, and sales of FFI common stock. The remaining balances of the Bank’s lines of credit available to draw down totaled $2.4 billion at March 31, 2025.

We believe our liquid assets and available liquidity sources are sufficient to meet current funding needs and that we have the ability to manage unplanned decreases or changes in funding sources, as well as abnormal and unexpected needs.  We regularly monitor liquidity to ensure levels are in compliance with minimum requirements established by our Board of Directors.  As of March 31, 2025, our available liquidity ratio was 38.0%, which is above our minimum policy requirement of 25%.  We regularly model liquidity stress scenarios to ensure that adequate liquidity is available, and have contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

Cash Flows from Operating Activities. During the quarter ended March 31, 2025, net cash used in operating activities totaled $0.6 million, primarily due to net income of $6.9 million as well as changes in accrued interest receivable and other asset balances as well as changes in accounts payable and other liabilities balances which contributed to net operating cash flows.

Cash Flows from Investing Activities. During the quarter ended March 31, 2025, investing activities provided net cash of $58.0 million, primarily due to a $243 million net decrease in loans, offset by $177 million in net purchases, sales, and maturities of securities, $6.8 million in purchases of FHLB stock, and $2.0 million in purchases of premises and equipment.

Cash Flows from Financing Activities. During the quarter ended March 31, 2025, net cash used in financing activities totaled $60 million, consisting primarily of a decrease in deposits of $309 million, offset by a net increase of $250 million in FHLB and FRB advances.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At March 31, 2025 and December 31, 2024, the loan-to-deposit ratios at FFB were 94.1%, and 93.5%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of March 31, 2025:

(dollars in thousands)
Commitments to fund under existing loans, lines of credit	$1,075,227
Commitments under standby letters of credit	32,446

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of March 31, 2025, FFB was obligated on $69 million of letters of credit, consisting of a $59 million letter of credit to Freddie Mac as collateral for the 2024 multifamily loan sale/securitization, and a $10 million of letter of credit to the FHLB used as collateral for public fund deposits.

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

The following table sets forth the interest-earning assets and interest-bearing liabilities balances, including deposit balances which accrue earnings credits (classified as customer service costs on the accompanying consolidated statements of operations) based on when they reprice or mature as of March 31, 2025:

	Less than	From 1 to	From 3 to
(dollars in thousands)	1 year	3 Years	5 Years	Over 5 Years	Total
Interest-earnings assets:
Cash equivalents	$1,013,607	$—	$—	$—	$1,013,607
Securities, FHLB stock	700,079	404,129	290,920	821,308	2,216,436
Loans, including LHFS	3,906,187	3,140,864	1,065,978	753,307	8,866,336
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	(2,715,001)	(338,699)	(48,425)	(8,447)	(3,110,572)
Money market and savings	(2,700,640)	(946,574)	(137,652)	(27,815)	(3,812,681)
Certificates of deposit	(1,125,459)	(773,913)	(237,883)	(4)	(2,137,259)
Borrowings	(274,314)	(300,000)	(1,100,000)	—	(1,674,314)
Net: Current Period	$(1,195,541)	$1,185,807	$(167,062)	$1,538,349	$1,361,553
Net: Cumulative	$(1,195,541)	$(9,734)	$(176,796)	$1,361,553

As of March 31, 2025, the Company is considered liability sensitive as exhibited by the table above. However, the extent to which our net interest margin will be impacted by changes in prevailing interest rates will depend on a number of factors, including how quickly interest-earning assets and interest-bearing liabilities react to interest rate changes. It is not uncommon for rates on certain assets or liabilities to lag behind changes in the market rates of interest. Additionally, prepayments of loans and early withdrawals of certificates of deposit could cause interest sensitivities to vary. As a result, the relationship or “gap” between interest-earning assets and interest-bearing liabilities, as shown in the above table, is only a general indicator of interest rate sensitivity and the effect of changing rates of interest on our net interest income is likely to be different from that predicted solely on the basis of the interest rate sensitivity analysis set forth in the above table..

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

The NII simulation is used to measure and evaluate potential changes in our net interest income resulting from changes in interest rates.  The model measures the impact over a range of instantaneous shocks in 100 basis points increments to our net interest income over a 12-month forecast period.  The Board-approved limits on NII sensitivity and the actual computed changes to our NII based on the +/- 100 and +/- 200 basis points hypothetical interest rate scenarios as of March 31, 2025 are shown below:

	Estimated Increase
	(Decrease) in Net
Assumed Instantaneous Change in Interest Rates	Interest Income	Board Limits
+ 100 basis points	(5.10)%	(20.00)%
+ 200 basis points	(13.88)%	(25.00)%
- 100 basis points	—%	(10.00)%
- 200 basis points	(0.58)%	(20.00)%

The modeled one year NII results indicate that the Bank is more earnings sensitive in the rising rate shock scenarios of 100 through 200 basis points. The NII modeled results above are in compliance with the IRR Board limits.

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

	Estimated Increase
	(Decrease)
	in Economic
Assumed Instantaneous Change in Interest Rates	Value of Equity	Board Limits
+ 100 basis points	0.24%	(15.00)%
+ 200 basis points	(5.01)%	(25.00)%
- 100 basis points	(5.77)%	(15.00)%
- 200 basis points	(11.09)%	(20.00)%

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

Capital Resources and Dividends

The capital rules apply to United States based bank holding companies and federally insured depository institutions (“Capital Rules”) and require the Company (on a consolidated basis) and FFB (on a stand-alone basis) to meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. For additional information regarding these Capital Rules, see Item 1 “Business Capital Requirements Applicable to Banks and Bank Holding Companies” included in our Annual Report on Form 10-K for the year ended December 31, 2024.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB (on a stand-alone basis) as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
March 31, 2025:
Common equity tier 1 ratio	$932,774	10.63%	$394,988	4.50%
Tier 1 Leverage ratio	1,020,423	8.12%	502,373	4.00%
Tier 1 risk-based capital ratio	1,020,423	11.63%	526,651	6.00%
Total risk-based capital ratio	1,232,544	14.04%	702,201	8.00%

December 31, 2024:
Common equity tier 1 ratio	$919,044	10.09%	$410,043	4.50%
Tier 1 Leverage ratio	1,006,693	7.59%	530,338	4.00%
Tier 1 risk-based capital ratio	1,006,693	11.05%	546,724	6.00%
Total risk-based capital ratio	1,215,690	13.34%	728,966	8.00%

FFB
March 31, 2025:
Common equity tier 1 ratio	$1,162,820	13.29%	$393,599	4.50%	$568,531	6.50%
Tier 1 Leverage ratio	1,162,820	9.28%	501,304	4.00%	626,629	5.00%
Tier 1 risk-based capital ratio	1,162,820	13.29%	524,798	6.00%	699,731	8.00%
Total risk-based capital ratio	1,201,467	13.74%	699,731	8.00%	874,664	10.00%

December 31, 2024:
Common equity tier 1 ratio	$1,147,476	12.64%	$408,553	4.50%	$590,132	6.50%
Tier 1 Leverage ratio	1,147,476	8.67%	529,373	4.00%	661,717	5.00%
Tier 1 risk-based capital ratio	1,147,476	12.64%	544,737	6.00%	726,316	8.00%
Total risk-based capital ratio	1,183,015	13.03%	726,316	8.00%	907,895	10.00%

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

As of March 31, 2025, the amount of capital at FFB in excess of amounts required to be well-capitalized for purposes of the prompt corrective action regulations was $594 million for the common equity tier 1 ratio, $536 million for the Tier 1 Leverage Ratio, $463 million for the Tier 1 risk-based capital ratio and $327 million for the Total risk-based capital ratio.

As of March 31, 2025, FFI had $22.9 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024. During the quarter ended March 31, 2025, there were no dividends declared or paid.

We had no material commitments for capital expenditures as of March 31, 2025. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations. See Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 for information regarding the impact that future sales of our common stock may have on the share ownership of our existing stockholders.

ITEM 3.QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For quantitative and qualitative disclosures regarding market risk in the Company’s portfolio, please see Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations – Interest Rate Risk Management above.

ITEM 4.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information, is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.  In designing and evaluating our disclosure controls and procedures, our management recognized that any system of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, as ours are designed to do, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of March 31, 2025, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2025, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, as a result of the material weakness in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

We are actively implementing corrective measures, including hiring additional personnel and enhancing our financial oversight processes to address the material weakness in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Changes in Internal Control Over Financial Reporting

Except as described above, there were no additional changes in the Compamy’s internal control over financial reporting during the quarter ended March 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

We disclosed certain risks and uncertainties that we face under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, which we filed with the SEC on March 17, 2025.  There have been  no material changes in these risk factors from those disclosed in such Annual Report on Form 10-K.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2022, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company may repurchase up to $75 million of its common stock.  This plan has no stated expiration date. This stock repurchase program replaces and supersedes the stock repurchase program approved by the Board of Directors on October 30, 2018, which had authorized the Company to repurchase up to 2,200,000 shares of its common stock.  No shares were repurchased by the Company during the quarter ended March 31, 2025.

ITEM 5.OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the first quarter of 2025.

ITEM 6.EXHIBITS

Exhibit No.	Description of Exhibit

3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 29, 2015).

3.2	Certificate of Amendment to Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on October 3, 2024).

3.3	Certificate of Desiginations for Series A Noncumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on July 9, 2024).

3.4	Certificate of Desiginations for Series B Noncumulative Convertible Preferred Stock (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed on July 9, 2024).

3.5	Certificate of Desiginations for Series C NVCE Stock (incorporated by reference to Exhibit 3.3 to the Company’s Current Report on Form 8-K, filed on July 9, 2024).

3.6	Bylaws of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed on February 27, 2024).

10.1

Employment Agreement dated February 11, 2025, among First Foundation Inc., First Foundation Bank and Thomas C. Shafer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 13, 2025).

10.2

Employment Agreement dated February 11, 2025, among First Foundation Inc., First Foundation Bank and Simone Lagomarsino (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on February 13, 2025).

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

FIRST FOUNDATION INC. (Registrant)

Dated: May 9, 2025	By:	/s/ JAMES BRITTON
James Britton
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

S-1