Form 10-Q
period 2025-06-30
First Foundation Inc.
filed 2025-08-11
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number 001-36461

FIRST FOUNDATION INC.

(Exact name of Registrant as specified in its charter)

Delaware	20-8639702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5221 N. O’Connor Blvd., Suite 1375 Irving, Texas	75039
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (469) 638-9636

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	FFWM	New York Stock Exchange

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

As of August 4, 2025, the registrant had 82,386,071 shares of common stock, $0.001 par value per share, outstanding.

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and cash equivalents	$1,055,614	$1,016,132

Securities available-for-sale ("AFS"), at fair value (amortized cost of $1,485,810 and $1,335,225 at June 30, 2025 and December 31, 2024 respectively; net of allowance for credit losses of $651 and $4,134 at June 30, 2025 and December 31, 2024 respectively)	1,469,122	1,313,885
Securities held-to-maturity ("HTM") (fair value of $604,367 and $636,840 at June 30, 2025 and December 31, 2024, respectively)	663,807	712,105
Loans held for sale ("LHFS")	476,727	1,285,819
Loans held for investment	7,548,323	7,941,393
Less: Allowance for credit losses	(37,560)	(32,302)
Total loans held for investment, net	7,510,763	7,909,091

Investment in Federal Home Loan Bank ("FHLB") stock	50,077	37,869
Accrued interest receivable	50,538	54,804
Deferred taxes	87,006	76,650
Premises and equipment, net	35,890	35,806
Real estate owned ("REO")	6,210	6,210
Bank owned life insurance	50,686	49,993
Core deposit intangibles	2,947	3,558
Derivative assets	—	5,086
Other assets	128,975	138,257
Total Assets	$11,588,362	$12,645,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$8,593,693	$9,870,279
Borrowings	1,669,315	1,425,369
Subordinated debt	173,490	173,459
Derivative liabilities	8,689	—
Accounts payable and other liabilities	92,549	122,795
Total Liabilities	10,537,736	11,591,902

Shareholders’ Equity
Preferred stock, $0.001 par value, 29,811 shares issued and outstanding at June 30, 2025 and December 31, 2024	87,649	87,649
Common stock, $0.001 par value; 200,000,000 shares authorized at June 30, 2025 and December 31, 2024; 82,386,071 shares and 82,365,388 shares issued and outstanding, respectively	82	82
Additional paid-in-capital	852,982	849,509
Retained earnings	124,244	125,038
Accumulated other comprehensive loss	(14,331)	(8,915)
Total Shareholders’ Equity	1,050,626	1,053,363
Total Liabilities and Shareholders’ Equity	$11,588,362	$12,645,265

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Interest income:
Loans	$100,166	$120,244	$206,666	$238,688
Securities	23,646	17,975	44,741	37,749
FHLB Stock, fed funds sold and interest-bearing deposits	13,313	12,695	27,460	24,930
Total interest income	137,125	150,914	278,867	301,367

Interest expense:
Deposits	67,318	91,388	140,637	185,880
Borrowings	18,020	13,992	32,954	29,862
Subordinated debt	1,705	1,705	3,395	3,410
Total interest expense	87,043	107,085	176,986	219,152

Net interest income	50,082	43,829	101,881	82,215

Provision (reversal) for credit losses	2,366	(806)	5,783	(229)

Net interest income after provision for credit losses	47,716	44,635	96,098	82,444

Noninterest income:
Asset management, consulting and other fees	8,601	9,183	17,520	17,797
(Loss) gain on sale of loans	(10,405)	415	(10,405)	678
Gain on sale of securities available-for-sale	—	983	4,702	1,204
Capital market activities	(289)	836	2,542	1,673
Gain on sale of REO	—	—	—	679
Other income	3,431	2,241	6,581	4,310
Total noninterest income	1,338	13,658	20,940	26,341

Noninterest expense:
Compensation and benefits	22,890	19,095	47,998	38,502
Occupancy and depreciation	8,333	9,026	16,778	18,113
Professional services and marketing costs	7,238	3,667	13,145	7,057
Customer service costs	12,983	16,104	28,034	26,842
Other expenses	8,480	7,737	15,690	15,724
Total noninterest expense	59,924	55,629	121,645	106,238

(Loss) income before income taxes	(10,870)	2,664	(4,607)	2,547
Income tax benefit	(3,180)	(421)	(3,813)	(1,331)
Net (loss) income	$(7,690)	$3,085	$(794)	$3,878

Net income per share:
Basic	$(0.09)	$0.05	$(0.01)	$0.07
Diluted	$(0.09)	$0.05	$(0.01)	$0.07
Shares used in computation:				—
Basic	82,386,071	56,523,640	82,379,878	56,504,148
Diluted	82,386,071	56,532,465	82,379,878	56,515,844

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock		Preferred Stock		Convertible Warrants		Additional		Accumulated Other
	Number		Number		Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	of Warrants	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2024	82,365,388	$82	29,811	$87,649	6	51,004	$798,505	$125,038	$(8,915)	$1,053,363
Net loss	—	—	—	—	—	—	—	(794)	—	(794)
Other comprehensive loss	—	—	—	—	—	—	—	—	(5,416)	(5,416)
Stock based compensation	—	—	—	—	—	—	3,473	—	—	3,473
Issuance of common stock:
Stock grants – vesting of restricted stock units	28,312	—	—	—	—	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(7,629)	—	—	—	—	—	—	—	—	—
Balance: June 30, 2025	82,386,071	$82	29,811	$87,649	6	$51,004	$801,978	$124,244	$(14,331)	$1,050,626

Balance: March 31, 2025	82,386,071	$82	29,811	$87,649	6	$51,004	$800,142	$131,935	$(10,201)	$1,060,611
Net loss	—	—	—	—	—	—	—	(7,690)	—	(7,690)
Other comprehensive loss	—	—	—	—	—	—	—	—	(4,130)	(4,130)
Stock based compensation	—	—	—	—	—	—	1,836	—	—	1,836
Other	—	—					—	(1)	—	(1)
Balance: June 30, 2025	82,386,071	$82	29,811	$87,649	6	$51,004	$801,978	$124,244	$(14,331)	$1,050,626

Balance: December 31, 2023	56,467,623	56	—	—	—	—	720,899	218,575	(14,187)	925,343
Net income	—	—	—	—	—	—	—	3,878	—	3,878
Other comprehensive income	—	—	—	—	—	—	—	—	4,239	4,239
Stock based compensation	—	—	—	—	—	—	1,057	—	—	1,057
Cash dividend	—	—	—	—	—	—	—	(1,132)	—	(1,132)
Issuance of common stock:
Stock grants – vesting of restricted stock units	93,780	1	—	—	—	—	—	—	—	1
Repurchase of shares from restricted shares vesting	(18,021)	—	—	—	—	—	(142)	—	—	(142)
Balance: June 30, 2024	56,543,382	$57	—	$—	—	$—	$721,814	$221,321	$(9,948)	$933,244

Balance: March 31, 2024	56,511,864	$57	—	$—	—	$—	$721,362	$218,802	$(11,487)	$928,734
Net income	—	—	—	—	—	—	—	3,085	—	3,085
Other comprehensive income	—	—	—	—	—	—	—	—	1,539	1,539
Stock based compensation	—	—	—	—	—	—	452	—	—	452
Cash dividend	—	—	—	—	—	—	—	(566)	—	(566)
Issuance of common stock:
Stock grants – vesting of restricted stock units	31,518	—	—	—	—	—	—	—	—	—
Balance: June 30, 2024	56,543,382	$57	—	$—	—	$—	$721,814	$221,321	$(9,948)	$933,244

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) - UNAUDITED

(In thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net (loss) income	$(7,690)	$3,085	$(794)	$3,878
Other comprehensive (loss) income, net of tax:
Unrealized holding (losses) gains on securities arising during the period	(1,611)	1,282	4,154	(966)
Reclassification adjustment for gain included in net income	—	(695)	(3,327)	(852)
Total change in unrealized (loss) gain on available-for-sale securities	(1,611)	587	827	(1,818)
Unrealized (loss) gain on cash flow hedge arising during this period	(2,257)	1,068	(5,760)	6,267
Amortization of unrealized (loss) gain on securities transferred from available-for-sale to held-to-maturity	(262)	(116)	(483)	(210)
Total other comprehensive (loss) income	(4,130)	1,539	(5,416)	4,239
Total comprehensive (loss) income	$(11,820)	$4,624	$(6,210)	$8,117

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Six Months Ended
	June 30,
	2025	2024
Cash Flows from Operating Activities:
Net (loss) income	$(794)	$3,878
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Provision (reversal) for credit losses - loans	6,417	952
Provision (reversal) for credit losses - securities AFS	(66)	(878)
Stock–based compensation expense	3,473	1,057
Depreciation and amortization	2,217	2,384
Deferred tax benefit	(8,434)	(6,599)
Amortization of premium (discount) on securities	1,855	(11,112)
Amortization of core deposit intangible	611	726
Amortization of mortgage servicing rights - net	3,284	1,138
Gain on sale of REO	—	(679)
Loss (gain) on sale of loans	10,405	(678)
Gain on sale of securities available-for-sale	(4,702)	(1,204)
Loss (gain) from hedging activities	7,110	(1,673)
Change in fair value of LHFS	(15,403)	—
Amortization of OCI - securities transfer to HTM	(483)	(210)
Decrease in accrued interest receivable and other assets	6,633	10,259
(Decrease) increase in accounts payable and other liabilities	(28,931)	728
Net cash used in operating activities	(16,808)	(1,911)
Cash Flows from Investing Activities:
Net decrease in loans	399,346	81,580
Proceeds from sale of loans	806,919	8,770
Proceeds from sale of REO	—	2,850
Purchase of premises and equipment	(2,387)	(1,536)
Disposals of premises and equipment	86	1
Proceeds from sale of land	—	1,650
Loss on sale of land	—	391
Purchases of securities AFS	(703,278)	(1,564,389)
Proceeds from sale of securities available-for-sale	470,940	749,020
Maturities of securities AFS	85,519	423,979
Maturities of securities HTM	47,378	33,984
Impairment of securities AFS	(3,416)	—
Net increase in FHLB stock	(12,208)	(13,197)
Net cash provided by (used in) investing activities	1,088,899	(276,897)
Cash Flows from Financing Activities:
(Decrease) increase in deposits	(1,276,586)	67,412
Proceeds from FHLB & FRB advances	1,600,000	2,793,475
Repayments on FHLB & FRB advances	(1,350,000)	(2,465,402)
Net increase in subordinated debt	31	31
Net decrease in repurchase agreements	(6,054)	(20,577)
Dividends paid	—	(1,132)
Repurchase of stock	—	(142)
Net cash (used in) provided by financing activities	(1,032,609)	373,665
Increase in cash and cash equivalents	39,482	94,857
Cash and cash equivalents at beginning of year	1,016,132	1,326,629
Cash and cash equivalents at end of period	$1,055,614	$1,421,486
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$—	$270
Interest	158,710	181,281
Noncash transactions:
Right of use lease assets and liabilities recognized	—	3,608
Chargeoffs against allowance for credit losses - loans	895	862
Chargeoffs against allowance for credit losses - securities	3,361	—
Mortgage servicing rights from loan sales	2,574	—

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation

First Foundation Inc. (“FFI”) is a financial services holding company whose operations are conducted through its wholly owned subsidiaries:  First Foundation Advisors (“FFA”) and First Foundation Bank (“FFB” or the “Bank”) and the wholly owned subsidiaries of FFB, First Foundation Public Finance (“FFPF”), First Foundation Insurance Services (“FFIS”) and Blue Moon Management, LLC (collectively the “Company”).  FFI also has two inactive wholly owned subsidiaries, First Foundation Consulting and First Foundation Advisors, LLC.  FFI is incorporated in the state of Delaware.  The corporate headquarters for FFI is located in Irving, Texas.  The Company provides a comprehensive platform of financial services to individuals, businesses and other organizations and has offices in California, Nevada, Florida, Texas, and Hawaii.

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

The accompanying unaudited consolidated financial statements include the accounts of the Company as of June 30, 2025 and December 31, 2024, and for the six months ended June 30, 2025 and 2024, and include all information and footnotes required for interim financial reporting presentation.  All intercompany accounts and transactions have been eliminated in consolidation. The results for the 2025 interim periods are not necessarily indicative of the results expected for the full year.  These financial statements assume that readers have read the most recent Annual Report on Form 10-K filed with the SEC which contains the latest available audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024.

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

New Accounting Pronouncements

Recent Accounting Guidance Not Yet Effective

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740 – Improvements to Income Tax Disclosures.  The FASB issued this Update to enhance the transparency and decision usefulness of income tax disclosures. The amendments to this Update address investor requests for more transparency about income tax information through improvements to income tax disclosures primarily related to the rate reconciliation and income taxes paid.  The amendments in this Update are effective for annual periods beginning after December 15, 2024, and are not expected to have a material impact on the Company’s consolidated financial statements.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
June 30, 2025:
Investment securities available-for-sale:
Collateralized mortgage obligations	$204,419	$—	$204,419	$—
Agency mortgage-backed securities	1,089,071	—	1,089,071	—
Municipal bonds	46,209	—	46,209	—
SBA securities	7,889	—	7,889	—
Beneficial interests in FHLMC securitization	841	—	—	841
Corporate bonds	119,701	—	119,701	—
U.S. Treasury	992	992	—	—
Total investment securities available for sale at fair value on a recurring basis	$1,469,122	$992	$1,467,289	$841

Derivative liabilities:
Interest rate swap and cash flow hedge	$8,689	$—	$8,689	$—

December 31, 2024:
Investment securities available-for-sale:
Collateralized mortgage obligations	$9,842	$—	$9,842	$—
Agency mortgage-backed securities	1,121,626	—	1,121,626	—
Municipal bonds	45,535	—	45,535	—
SBA securities	9,145	—	9,145	—
Beneficial interests in FHLMC securitization	1,242	—	—	1,242
Corporate bonds	125,817	14,100	111,717	—
U.S. Treasury	678	678	—	—
Total investment securities available for sale at fair value on a recurring basis	$1,313,885	$14,778	$1,297,865	$1,242

Derivatives assets:
Cash flow hedge	$5,086	$—	$5,086	$—

The decrease in Level 3 assets from December 31, 2024 was due to securitization paydowns in the FHLMC portfolio in the year-to-date period ended June 30, 2025.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

measure the impaired loan at nonrecurring Level 2.  When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the collateral-dependent loan at nonrecurring Level 3.  Loans for which an appraised value is not available include commercial loans which are secured by non-real estate assets such as accounts receivable and inventory.  To establish fair value for these loans, we apply a recovery factor against eligible receivables and inventory.  This recovery factor may be either increased or decreased subject to additional support and analysis of the quality of receivables and the companies owing the receivables.  The total collateral-dependent loans were $26.2 million and $27.0 million at June 30, 2025 and December 31, 2024, respectively. Specific reserves related to these loans totaled $0.5 million and $0.7 million at June 30, 2025 and December 31, 2024, respectively.

Real Estate Owned (REO). The fair value of REO is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.  Real estate owned classified as Level 3 totaled $6.2 million at June 30, 2025 and December 31, 2024, respectively.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount.  Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount.  If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income.  All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. At June 30, 2025, there was no valuation allowance on the mortgage servicing rights.  Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of June 30, 2025, included prepayment rates ranging from 20% to 30% and a discount rate of 10%.

Loans Held for Sale. Loans held for sale are accounted for at the lower of amortized cost or fair value.  The fair value for loans held for sale is based upon a discounted cash flow model which involves estimating the future cash flows from the loans in the portfolio and discounting to a present value.  Contractual cash flows associated with the loans are adjusted to reflect certain assumptions, such as prepayment, default, and loss severity assumptions, to form expected prepayment and credit-adjusted expected cash flows.  The expected cash flows are then discounted to present value at a rate of return which considers other costs and risks, such as market risk and liquidity.  The carrying amount and fair value of loans held for sale were $477 million and $1.3 billion, respectively at June 30, 2025 and December 31, 2024.

Significant assumptions in the valuation of these Level 3 loans held for sale as of June 30, 2025, included prepayment rates of 5% and 20% for fixed-rate and floating-rate loans, respectively; discount rates ranging from 2.50% to 5.85%; and an annual expected loss assumption rate of 0.05%.  These assumptions applied to 89.8% of the total principal balance of the loan portfolio.  The remaining 10.2% of the principal balance of the loan portfolio consisted of twenty loans that were rated as substandard, and for which separate assumptions were used to account for the lower credit quality of the loans.  Significant assumptions in the valuation of these Level 3 loans held for sale as of December 31, 2024, included prepayment rates of 5% and 15% for fixed-rate and floating-rate loans, respectively; discount rates ranging from 2.10% to 6.25%; and annual expected loss assumption rate of 0.05%.  These assumptions applied to 97.4% of the total principal balance of the loan portfolio.  The remaining 2.6% of the principal balance of the loan portfolio consisted of seventeen loans that were rated as substandard, and for which separate assumptions were used to account for the lower credit quality of the loans.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

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

In addition, the fair value estimates are based on existing on-and off-balance sheet financial instruments without attempting to estimate the value of existing and anticipated future customer relationships and the value of assets and liabilities that are not considered financial instruments, such as premises and equipment and other real estate owned.

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

Investment Securities Available-for-Sale.  Investment securities available for sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon external third-party models, and management judgment and evaluation for valuation. Level 1 investment securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 investment securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Investment securities classified as Level 3 include beneficial interests in FHLMC securitizations. Significant assumptions in the valuation of these Level 3 securities as of June 30, 2025 included a prepayment rate of 20% and a discount rate of 6.25%.  Significant assumptions used in the valuation of these Level 3 investment securities as of December 31, 2024 included a prepayment rate of 20% and a discount rate of 6.87%.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

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

At June 30, 2025, the fair value of the hedge was ($2.9) million and is classified as derivative liabilities on the accompanying balance sheet.

Derivative Instruments (Interest Rate Swap).  On January 29, 2025, the Bank entered into an interest rate swap agreement with an institutional counterparty to hedge the interest rate risk to earnings associated with fair value changes in the valuation allowance of loans held for sale. The hedging instrument is a pay-fixed, receive-variable amortizing interest rate swap agreement with an original notional amount of $1.0 billion.  In the second quarter of 2025, the Company partially terminated $625 million notional amount in conjunction with the sale of $858 million principal balance of multifamily loans held for sale, resulting in $375 million notional amount remaining.  We estimate the fair value of this agreement based on inputs from a third-party pricing model, which incorporates such factors as the Treasury curve, the secured overnight financial rate (“SOFR”), and the pay rate on the interest rate swaps. The fair value of this derivative instrument is based on a discounted cash flow approach. The observable nature of the inputs used in deriving its fair value results in a Level 2 classification.

At June 30, 2025, the fair value of the hedge was ($5.8) million and is classified as derivative liabilities on the accompanying balance sheet.

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

For the Six Months Ended June 30, 2025 - UNAUDITED

classification. The fair value of borrowings in the form of FHLB putable advances also approximates carrying value and are classified as Level 2 instruments.

Subordinated debt.  The fair value of term borrowings is derived by calculating the discounted value of future cash flows expected to be paid out by the Company resulting in a Level 3 classification.

Accrued Interest Payable.  The fair value of accrued interest payable on deposits, borrowings, and subordinated debt approximates its carrying value.

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
June 30, 2025:
Assets:
Cash and cash equivalents	$1,055,614	$1,055,614	$—	$—	$1,055,614
Securities AFS, net	1,469,122	992	1,467,289	841	1,469,122
Securities HTM	663,807	—	604,367	—	604,367
Loans held for sale	476,727	—	—	476,727	476,727
Loans held for investment, net	7,510,763	—	44,196	7,335,483	7,379,679
Investment in equity securities	11,799	—	—	11,799	11,799
Accrued interest receivable	50,538	50,538	—	—	50,538
Liabilities:
Deposits	$8,593,693	$6,744,399	$1,856,771	$—	$8,601,170
Borrowings	1,669,315	—	1,696,461	—	1,696,461
Subordinated debt	173,490	—	—	156,564	156,564
Accrued interest payable	18,273	18,273	—	—	18,273
Derivative liabilities	8,689	—	8,689	—	8,689

December 31, 2024:
Assets:
Cash and cash equivalents	$1,016,132	$1,016,132	$—	$—	$1,016,132
Securities AFS, net	1,313,885	14,778	1,297,865	1,242	1,313,885
Securities HTM	712,105	—	636,840	—	636,840
Loans held for sale	1,285,819	—	—	1,285,819	1,285,819
Loans held for investment, net	7,909,091	—	16,663	7,595,925	7,612,588
Investment in equity securities	11,798	—	—	11,798	11,798
Accrued interest receivable	54,804	54,804	—	—	54,804
Derivative assets	5,086	—	5,086	—	5,086
Liabilities:
Deposits	$9,870,279	$7,476,826	$2,389,896	$—	$9,866,722
Borrowings	1,425,369	—	1,430,337	—	1,430,337
Subordinated debt	173,459	—	—	142,631	142,631
Accrued interest payable	27,701	27,701	—	—	27,701

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
June 30, 2025:
Collateralized mortgage obligations	$205,981	$—	$(1,562)	$—	$204,419
Agency mortgage-backed securities	1,093,563	243	(4,735)	—	1,089,071
Municipal bonds	48,749	—	(2,540)	—	46,209
SBA securities	7,945	4	(60)	—	7,889
Beneficial interests in FHLMC securitization	841	—	—	—	841
Corporate bonds	127,732	—	(7,380)	(651)	119,701
U.S. Treasury	999	6	(13)	—	992
Total	$1,485,810	$253	$(16,290)	$(651)	$1,469,122

December 31, 2024:
Collateralized mortgage obligations	$11,121	$—	$(1,279)	$—	$9,842
Agency mortgage-backed securities	1,126,861	2,308	(7,543)	—	1,121,626
Municipal bonds	48,921	—	(3,386)	—	45,535
SBA securities	9,236	2	(93)	—	9,145
Beneficial interests in FHLMC securitization	4,619	—	—	(3,377)	1,242
Corporate bonds	133,767	—	(7,193)	(757)	125,817
U.S. Treasury	700	—	(22)	—	678
Total	$1,335,225	$2,310	$(19,516)	$(4,134)	$1,313,885

The following table provides a summary of the Company’s securities HTM portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
June 30, 2025:
Agency mortgage-backed securities	$663,807	$—	$(59,440)	$—	$604,367
Total	$663,807	$—	$(59,440)	$—	$604,367

December 31, 2024:
Agency mortgage-backed securities	$712,105	$—	$(75,265)	$—	$636,840
Total	$712,105	$—	$(75,265)	$—	$636,840

As of June 30, 2025, the tables above include $392.0 million in agency mortgage-backed securities pledged as collateral to the state of Florida to meet regulatory requirements; $1.9 million in U.S. Treasury and agency mortgage-backed securities pledged as collateral to various states to meet regulatory requirements related to the Bank’s trust operations; $259.0 million of agency mortgage-backed securities pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into from 2018 and 2021; and $73.6 million in securities consisting of SBA securities, collateralized mortgage obligations, and agency mortgage-backed securities pledged as collateral for repurchase agreements obtained from a prior bank acquisition. A total of $1.1 billion in SBA and agency mortgage-backed securities, collateralized mortgage obligations, corporate and municipal bonds are pledged as collateral to the Federal Reserve Bank’s discount window from which the Bank may borrow.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

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

We monitor the credit quality of these securities by evaluating various quantitative attributes. The credit quality indicators the Company monitors include, but are not limited to, credit ratings of individual securities and the credit rating of United States government-sponsored enterprises that guarantee the securities. Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, as defined by nationally recognized statistical rating organizations (“NRSROs”), are generally considered by the rating agencies and market participants to be low credit risk.  As of June 30, 2025, all of the Company’s securities were either investment grade or were issued by a U.S. government agency or government-sponsored enterprise (“GSE”) with an investment grade rating, with the exception of two corporate bonds having a combined market value of $32.0 million and one agency commercial mortgage-backed security with a marked value of $841 thousand which were below investment grade.

The tables below indicate the gross unrealized losses and fair values of our securities AFS portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at June 30, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$197,644	$(459)	$6,775	$(1,103)	$204,419	$(1,562)
Agency mortgage-backed securities	996,966	(4,476)	3,803	(259)	1,000,769	(4,735)
Municipal bonds	492	(8)	45,488	(2,532)	45,980	(2,540)
SBA securities	204	—	6,646	(60)	6,850	(60)
Corporate bonds	19,876	(124)	100,476	(7,256)	120,352	(7,380)
U.S. Treasury	—	—	487	(13)	487	(13)
Total	$1,215,182	$(5,067)	$163,675	$(11,223)	$1,378,857	$(16,290)

	Securities with Unrealized Loss at December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$2,874	$(51)	$6,968	$(1,228)	$9,842	$(1,279)
Agency mortgage-backed securities	719,329	(7,218)	4,280	(325)	723,609	(7,543)
Municipal bonds	2,129	(101)	43,405	(3,285)	45,534	(3,386)
SBA securities	614	(1)	7,739	(92)	8,353	(93)
Corporate bonds	14,242	(758)	112,333	(6,435)	126,575	(7,193)
U.S. Treasury	—	—	678	(22)	678	(22)
Total	$739,188	$(8,129)	$175,403	$(11,387)	$914,591	$(19,516)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

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

	Securities with Unrecognized Loss at June 30, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$—	$—	$604,367	$(59,440)	$604,367	$(59,440)
Total	$—	$—	$604,367	$(59,440)	$604,367	$(59,440)

	Securities with Unrecognized Loss at December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$15,440	$(61)	$621,400	$(75,204)	$636,840	$(75,265)
Total	$15,440	$(61)	$621,400	$(75,204)	$636,840	$(75,265)

During the six-month period ended June 30, 2025, $466 million par value of securities available-for-sale were sold, resulting in a gain on sale of securities available-for-sale of $4.7 million. During the six-month period ended June 30, 2024, $747.8 million par value of securities available-for-sale were sold, resulting in gross realized gains of $1.4 million and gross realized losses of $0.2 million.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

The following is a rollforward of the Company’s allowance for credit losses related to investments for the following periods:

	Beginning	Provision (Reversal)			Ending
(dollars in thousands)	Balance	for Credit Losses	Charge-offs	Recoveries	Balance

Three Months Ended June 30, 2025:
Beneficial interests in FHLMC securitization	$3,361	$—	$(3,361)	$—	$—
Corporate bonds	666	(15)	—	—	651
Total	$4,027	$(15)	$(3,361)	$—	$651

Six Months Ended June 30, 2025:
Beneficial interests in FHLMC securitization	$3,377	$(16)	$(3,361)	$—	$—
Corporate bonds	757	(106)	—	—	651
Total	$4,134	$(122)	$(3,361)	$—	$651

Three Months Ended June 30, 2024:
Beneficial interests in FHLMC securitization	$6,593	$(91)	$—	$—	$6,502
Corporate bonds	1,318	(478)	—	—	840
Total	$7,911	$(569)	$—	$—	$7,342

Six Months Ended June 30, 2024:
Beneficial interests in FHLMC securitization	$6,818	$(316)	$—	$—	$6,502
Corporate bonds	1,402	(562)	—	—	840
Total	$8,220	$(878)	$—	$—	$7,342

During the six-month periods ending June 30, 2025 and June 30, 2024, the Company recorded a provision (reversal) for credit losses of ($122) thousand and ($878) thousand, respectively.  During the quarter ended June 30, 2025, an interest-only strip security was written down to its fair value resulting in a charge-off of $3.4 million to the provision. There were no charge-offs recorded for the year-ago quarter or six-month period ended June 30, 2024.

On a quarterly basis, the Company engages with an independent third party to perform an analysis of expected credit losses for its municipal and corporate bond securities in order to supplement our own internal review. As of June 30, 2025, the analysis concluded and the Company concurred that fourteen corporate bonds were impacted by credit loss, for which $106 thousand was recorded as reversal of provision to the allowance for credit losses (“ACL”) related to available-for-sale securities and that no municipal bond securities were impacted by credit loss. The ACL related to available-for-sale securities totaled $651 thousand and $4.1 million as of June 30, 2025 and December 31, 2024, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

The amortized cost and fair value of investment securities AFS by contractual maturity were as follows for the periods indicated:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
June 30, 2025
Amortized Cost:
Collateralized mortgage obligations	$—	$216	$417	$205,348	$205,981
Agency mortgage-backed securities	—	2,525	—	1,091,038	1,093,563
Municipal bonds	2,604	20,552	24,497	1,096	48,749
SBA securities	—	485	111	7,349	7,945
Beneficial interests in FHLMC securitization	—	841	—	—	841
Corporate bonds	3,005	57,969	61,236	5,522	127,732
U.S. Treasury	500	499	—	—	999
Total	$6,109	$83,087	$86,261	$1,310,353	$1,485,810
Weighted average yield	2.67%	5.53%	3.10%	5.34%	5.21%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$205	$394	$203,820	$204,419
Agency mortgage-backed securities	—	2,463	—	1,086,608	1,089,071
Municipal bonds	2,602	19,881	22,872	854	46,209
SBA securities	—	484	111	7,294	7,889
Beneficial interests in FHLMC securitization	—	841	—	—	841
Corporate bonds	2,932	56,452	56,578	4,390	120,352
U.S. Treasury	487	505	—	—	992
Total	$6,021	$80,831	$79,955	$1,302,966	$1,469,773

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2024
Amortized Cost:
Collateralized mortgage obligations	$—	$276	$154	$10,691	$11,121
Agency mortgage-backed securities	48	2,992	—	1,123,821	1,126,861
Municipal bonds	2,594	14,874	29,218	2,235	48,921
SBA securities	—	418	388	8,430	9,236
Beneficial interests in FHLMC securitization	—	4,619	—	—	4,619
Corporate bonds	—	61,961	66,282	5,524	133,767
U.S. Treasury	200	500	—	—	700
Total	$2,842	$85,640	$96,042	$1,150,701	$1,335,225
Weighted average yield	1.99%	5.83%	3.01%	5.50%	5.34%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$256	$150	$9,436	$9,842
Agency mortgage-backed securities	47	2,882	—	1,118,697	1,121,626
Municipal bonds	2,573	14,120	27,065	1,777	45,535
SBA securities	—	416	388	8,341	9,145
Beneficial interests in FHLMC securitization	—	4,619	—	—	4,619
Corporate bonds	—	60,318	61,889	4,367	126,574
U.S. Treasury	200	478	—	—	678
Total	$2,820	$83,089	$89,492	$1,142,618	$1,318,019

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

The amortized cost and fair value of investment securities HTM by contractual maturity were as follows for the periods indicated:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
June 30, 2025
Amortized Cost:
Agency mortgage-backed securities	$—	$5,752	$9,027	$649,028	$663,807
Total	$—	$5,752	$9,027	$649,028	$663,807
Weighted average yield	—%	1.08%	1.77%	2.22%	2.21%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$5,476	$8,329	$590,562	$604,367
Total	$—	$5,476	$8,329	$590,562	$604,367

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2024
Amortized Cost:
Agency mortgage-backed securities	$—	$4,542	$8,900	$698,663	$712,105
Total	$—	$4,542	$8,900	$698,663	$712,105
Weighted average yield	—%	0.99%	1.58%	2.24%	2.22%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$4,287	$8,128	$624,425	$636,840
Total	$—	$4,287	$8,128	$624,425	$636,840

NOTE 4: LOANS

The following is a summary of our loans held for investment as of:

	June 30,	December 31,
(dollars in thousands)	2025	2024
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$3,288,093	$3,341,823
Single-family	822,508	873,491
Total real estate loans secured by residential properties	4,110,601	4,215,314
Commercial properties	818,738	904,167
Land and construction	43,361	69,246
Total real estate loans	4,972,700	5,188,727
Commercial and industrial loans	2,568,621	2,746,351
Consumer loans	1,544	1,137
Total loans	7,542,865	7,936,215
Premiums, discounts and deferred fees and expenses	5,458	5,178
Total	$7,548,323	$7,941,393

The Company’s loans held for investment portfolio is segmented according to loans that share similar attributes and risk characteristics.  In addition, the Company’s loans held for sale portfolio, which is not included in the table above, and consisting entirely of multifamily loans, totaled $0.5 billion at June 30, 2025 and $1.3 billion at December 31, 2024, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

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

Loans with a collateral value totaling $170.6 million and $176.0 million were pledged as collateral to secure borrowings with the Federal Reserve Bank at June 30, 2025 and December 31, 2024, respectively.  Loans with a market value of $3.1 billion and $4.1 billion were pledged as collateral to secure borrowings with the FHLB at June 30, 2025 and December 31, 2024, respectively.

During the six-month period ended June 30, 2025, loans totaling $858 million in unpaid principal balance were sold, resulting in a net loss on sale of loans of $10.4 million.  During the six-month period ended June 30, 2024, loans totaling $8.1 million in unpaid principal balance were sold, resulting in a net gain on sale of loans of $678 thousand.

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
June 30, 2025:
Real estate loans:
Residential properties	$10,858	$—	$—	$18,779	$29,637	$4,090,114	$4,119,751
Commercial properties	3,180	—	355	6,006	9,541	808,801	818,342
Land and construction	—	—	—	—	—	43,317	43,317
Commercial and industrial loans	637	168	—	9,842	10,647	2,554,717	2,565,364
Consumer loans	—	—	—	—	—	1,549	1,549
Total	$14,675	$168	$355	$34,627	$49,825	$7,498,498	$7,548,323

Percentage of total loans	0.19%	0.00%	0.00%	0.46%	0.66%

December 31, 2024:
Real estate loans:
Residential properties	$7,083	$—	$—	$23,324	$30,407	$4,193,994	$4,224,401
Commercial properties	7,944	428	12,900	7,946	29,218	874,463	903,681
Land and construction	—	—	—	—	—	69,134	69,134
Commercial and industrial loans	997	617	—	9,174	10,788	2,732,226	2,743,014
Consumer loans	—	—	—	—	—	1,163	1,163
Total	$16,024	$1,045	$12,900	$40,444	$70,413	$7,870,980	$7,941,393

Percentage of total loans	0.20%	0.01%	0.16%	0.51%	0.89%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
June 30, 2025:
Real estate loans:
Residential properties	$1,363	$17,416
Commercial properties	585	5,421
Commercial and industrial loans	9,834	8
Total	$11,782	$22,845

December 31, 2024:
Real estate loans:
Residential properties	$1,420	$21,904
Commercial properties	3,449	4,497
Commercial and industrial loans	9,174	—
Total	$14,043	$26,401

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

The following table presents our loan modifications made to borrowers experiencing financial difficulty by type of modification for the six-month periods ended June 30, 2025 and 2024, respectively with related amortized cost balances, respective percentage share of the total class of loans, and the related financial effect:

	June 30, 2025:
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Residential loans	$36	0.001%	1 loan with 4 months of payment deferrals.
Commercial real estate loans	$411	0.05%	1 loan with 6 month term extension.
Commercial and industrial loans	$4,679	0.18%

1 loan with payment deferral of 151 months with 50% payments until paid in full; 8 loans with payment deferrals of either 2 or 3 months with $100 monthly payments; 2 loans with payment deferrals of 2 months; 3 loans with term extensions and payment deferrals ranging from 12 to 52 months.

Total	$5,126

	Combination
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	$291	0.01%	4 loans with extensions of loan maturity of 2 and 3 months and payment deferral.
Total	$291

	Total
	Amortized Cost Basis	% of Total Class of Loans
Residential loans	$36	0.001%
Commercial real estate loans	411	0.05%
Commercial and industrial loans	4,970	0.19%
Total	$5,417

	June 30, 2024:
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial real estate loans	$12,900	1.30%	1 loan with term extension of 10 months.
Commercial and industrial loans	$1,269	0.04%	4 loans with various extensions of loan maturity ranging from 3 to 62.5 months. 1 loan with 3-month extension and 3-month forbearance. 1 loan with $100 payments through 3 months.
Total	$14,169

	Combination
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	7,183	0.01%

4 loans with various extensions of loan maturity ranging from 6 to 19 months and payment deferral. 1 loan with 5 month forbearance followed by interest rate reduction. 1 loan with $100 payments through 3 months with payment deferral.

Total	$7,183

	Total
	Amortized Cost Basis	% of Total Class of Loans
Commercial real estate loans	12,900	1.30%
Commercial and industrial loans	8,452	0.05%
Total	$21,352

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

The following table presents the amortized cost basis of loans that had a payment default during the six-month period ended June 30, 2025 which were modified in the previous twelve-month period of July 1, 2024 to June 30, 2025:

	June 30, 2025:
	Term Extension
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	2	$66
Total	2	$66

	Combination
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	1	$154
Total	1	$154

	Total
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	3	$220
Total	3	$220

None of the loans modified during the twelve-month period of July 1, 2023 to June 30, 2024 subsequently had a payment default during the six-month period ended June 30, 2024.

The following table presents the payment status of our loan modifications made during the previous twelve-month periods ended July 1, 2024 to June 30, 2025 and July 1, 2023 to June 30, 2024, respectively:

		30-89 Days	90+ Days
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Total
June 30, 2025:
Residential loans	$39	$—	$—	$—	$39
Commercial real estate loans	—	—	—	411	411
Commercial and industrial loans	2,069	—	—	8,284	10,353
Total	$2,108	$—	$—	$8,695	$10,803

		30-89 Days	90+ Days
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Total
June 30, 2024:
Residential loans	$247	$—	$—	$—	$247
Commercial real estate loans	13,515	—	—	—	13,515
Commercial and industrial loans	13,635	—	—	8,055	21,690
Total	$27,397	$—	$—	$8,055	$35,452

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

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

The measurement of the ACL is performed by collectively pooling and evaluating loans with similar risk characteristics. The quantitative CECL model estimates credit losses by applying pool-specific probability of default (“PD”) and loss given default (“LGD”) rates to the expected exposure at default ("EAD") over the contractual life of the loans.  A significant portion of the ACL is calculated and measured on a collective pool basis, representing $7.4 billion or approximately 98.1% of the total blended loans held for investment portfolio as of June 30, 2025.  Pooled loan segments consisted of multifamily, commercial, single-family, non-owner occupied commercial real estate, and construction loans.  The remaining portion of the loan portfolio, representing $121 million or approximately 1.6% of the total blended loan portfolio, consisted of small homogeneous loan portfolios which has its quantitative reserve calculated separately based on historical loss factors for the respective portfolios or, if no historical loss is available, based on peer group historical losses.  These loan portfolios include equipment finance, land, consumer and commercial small balance loans.  In addition, collateral dependent loans totaling $26.2 million or approximately 0.3% of the total blended portfolio are separately valued based on the fair value of the underlying collateral.

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

The following is a rollforward of the allowance for credit losses related to loans held for investment for the following periods:

		Provision
	Beginning	(Reversal) for			Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three Months Ended June 30, 2025:
Real estate loans:
Residential properties	$6,544	$236	$—	$—	$6,780
Commercial properties	5,861	529	—	—	6,390
Land and construction	46	47	—	—	93
Commercial and industrial loans	22,739	1,680	(492)	357	24,284
Consumer loans	10	3	—	—	13
Total	$35,200	$2,495	$(492)	$357	$37,560

Six Months Ended June 30, 2025:
Real estate loans:
Residential properties	$7,216	$(442)	$—	$6	$6,780
Commercial properties	6,683	(293)	—	—	6,390
Land and construction	61	32	—	—	93
Commercial and industrial loans	18,333	6,284	(895)	562	24,284
Consumer loans	9	4	—	—	13
Total	$32,302	$5,585	$(895)	$568	$37,560

Three Months Ended June 30, 2024:
Real estate loans:
Residential properties	$8,374	639	—	—	$9,013
Commercial properties	4,597	1,489	—	—	6,086
Land and construction	66	11	—	—	77
Commercial and industrial loans	16,251	(1,930)	(369)	152	14,104
Consumer loans	7	8	—	—	15
Total	$29,295	$217	$(369)	$152	$29,295

Six Months Ended June 30, 2024:
Real estate loans:
Residential properties	$9,921	$(908)	$—	$—	$9,013
Commercial properties	4,148	1,938	—	—	6,086
Land and construction	332	(255)	—	—	77
Commercial and industrial loans	14,796	(133)	(862)	303	14,104
Consumer loans	8	6	—	1	15
Total	$29,205	$648	$(862)	$304	$29,295

The Company maintained an allowance for unfunded loan commitments totaling $1.7 million and $1.3 million at June 30, 2025 and December 31, 2024, respectively, which is included in accounts payable and other liabilities.  The allowance is calculated based mostly on loss rates for the type of loan/collateral in which the loan commitment relates with a drawdown probability applied to the available credit balance based on utilization rates for the prior year.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

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

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
June 30, 2025:
Loans secured by real estate:
Residential properties
Multifamily	$1,449	$—	$—	$1,449	$—
Single-family	15,967	—	—	15,967	—
Commercial real estate loans	5,421	—	—	5,421	—
Commercial loans	8	—	3,339	3,347	509
Total	$22,845	$—	$3,339	$26,184	$509

December 31, 2024:
Loans secured by real estate:
Residential properties
Multifamily	$2,802	$—	$—	$2,802	$—
Single-family	15,856	—	—	15,856	—
Commercial real estate loans	4,497	—	—	4,497	—
Commercial loans	—	—	3,935	3,935	697
Total	$23,155	$—	$3,935	$27,090	$697

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

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

For the Six Months Ended June 30, 2025 - UNAUDITED

The following tables present risk categories of loans held for investment based on year of origination, and includes gross charge-offs in accordance with ASU 2022-02 as of the dates presented:

							Revolving
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Loans	Total
June 30, 2025:
Loans secured by real estate:
Residential
Multifamily
Pass	$60,610	$87,402	$534	$1,679,791	$731,151	$488,825	$—	$3,048,313
Special mention	—	—	—	21,402	48,611	54,576	—	124,589
Substandard	—	—	—	5,998	14,601	100,410	—	121,009
Total	$60,610	$87,402	$534	$1,707,191	$794,363	$643,811	$—	$3,293,911
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Single-family
Pass	$618	$5,400	$9,400	$240,404	$247,346	$267,671	$37,121	$807,960
Special mention	—	—	—	—	—	—	526	526
Substandard	—	—	—	—	—	17,196	158	17,354
Total	$618	$5,400	$9,400	$240,404	$247,346	$284,867	$37,805	$825,840
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$—	$3,123	$2,377	$210,730	$101,932	$467,033	$—	$785,195
Special mention	—	—	—	7,722	1,171	12,941	—	21,834
Substandard	—	—	—	—	3,118	8,195	—	11,313
Total	$—	$3,123	$2,377	$218,452	$106,221	$488,169	$—	$818,342
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Land and construction
Pass	$—	$122	$—	$33,542	$4,373	$5,136	$—	$43,173
Special mention	—	—	—	—	—	144	—	144
Substandard	—	—	—	—	—	—	—	—
Total	$—	$122	$—	$33,542	$4,373	$5,280	$—	$43,317
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$3,334	$63,857	$106,996	$907,490	$169,743	$99,280	$1,083,838	$2,434,538
Special mention	—	627	4,465	9,719	52,670	657	9,713	77,851
Substandard	1,575	2,438	40,037	23	296	2,226	6,380	52,975
Total	$4,909	$66,922	$151,498	$917,232	$222,709	$102,163	$1,099,931	$2,565,364
Gross charge-offs	$—	$32	$352	$290	$210	$11	$—	$895

Consumer
Pass	$70	$—	$591	$—	$102	$44	$742	$1,549
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Total	$70	$—	$591	$—	$102	$44	$742	$1,549
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$64,632	$159,904	$119,898	$3,071,957	$1,254,647	$1,327,989	$1,121,701	$7,120,728
Special mention	—	627	4,465	38,843	102,452	68,318	10,239	224,944
Substandard	1,575	2,438	40,037	6,021	18,015	128,027	6,538	202,651
Total	$66,207	$162,969	$164,400	$3,116,821	$1,375,114	$1,524,334	$1,138,478	$7,548,323
Gross charge-offs	$—	$32	$352	$290	$210	$11	$—	$895

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

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

Single-family
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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

NOTE 6: CORE DEPOSIT INTANGIBLES

Core deposit intangibles are intangible assets having definite useful lives arising from whole bank acquisitions.  Core deposit intangibles are amortized on an accelerated method over their estimated useful lives, ranging from 7 to 10 years.  At June 30, 2025 and December 31, 2024, core deposit intangible assets totaled $2.9 million and $3.6 million, respectively, and we recognized $611 thousand and $756 thousand in core deposit intangible amortization expense for the six-month periods ended June 30, 2025 and June 30, 2024, respectively.

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

The hedging instrument is a pay-fixed, receive variable interest rate swap agreement having a beginning notional amount of $450 million.  The Bank pays quarterly interest at a fixed-rate of 3.583% and receives quarterly interest payments calculated at the Daily Simple SOFR over the same period.  The original term of the agreement is five years, expiring on February 1, 2029.  On March 28, 2024, the original hedge position notional amount was reduced by $100 million, and a corresponding amount of the hedged item was simultaneously de-designated, resulting in the recording of a gain of $1.7 million, classified as capital markets activities on the accompanying statements of operations.

At June 30, 2025, the fair value of the cash flow hedge was ($2.9) million and is classified as derivative liabilities with a corresponding amount classified as a component of AOCI on the accompanying balance sheet.  At December 31, 2024, the fair value of the cash flow hedge was $5.1 million and is classified as derivative assets with a corresponding amount classified as a component of AOCI on the accompanying balance sheet.

On January 29, 2025, the Bank entered into an interest rate swap agreement with an institutional counterparty to hedge the interest rate risk to earnings associated with the fair value changes in the valuation allowance of loans held for sale.  The hedging instrument is a pay-fixed, receive-variable amortizing interest rate swap agreement with a notional amount of $1.0 billion.  In the second quarter of 2025, the Company partially terminated $625 million notional amount in conjunction with the sale of $858 million principal balance of multifamily loans held for sale, resulting in $375 million notional amount remaining and recognition of a $7.1 million realized loss on partial termination, which is included as a component of capital markets activity on the consolidated statements of operations.  The Bank pays quarterly interest at a fixed-rate of 4.03% and receives quarterly interest payments calculated at the Daily Simple SOFR over the same period.  The term of the agreement is four years, expiring on January 29, 2029.  Since the fair value changes of the valuation allowance for loans held for sale already flow through earnings, the Bank has elected to not designate the hedge for hedge accounting to ensure that changes in the derivative’s value are reported in current earnings each period.

At June 30, 2025, the fair value of the hedge was ($5.8) million and is classified as derivative liabilities on the accompanying balance sheet.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

NOTE 8: LOAN SALES AND MORTGAGE SERVICING RIGHTS

The Company has retained servicing rights for the majority of the loans sold and recognized mortgage servicing rights in connection with multifamily loan sale transactions that have occurred in the current and prior years.  As of June 30, 2025, mortgage servicing rights totaled $7.9 million with no valuation allowance.  At December 31, 2024, mortgage servicing rights totaled $6.4 million with no valuation allowance.  Mortgage servicing rights are classified as a component of other assets in the accompanying consolidated balance sheets. The amount of loans serviced for others totaled $2.1 billion and $1.3 billion at June 30, 2025 and December 31, 2024, respectively.  Servicing fees collected for the six-month periods ended June 30, 2025 and 2024 totaled $2.1 million and $1.2 million, respectively.

There were no loan sale or purchase transactions that resulted in the recognition of mortgage servicing rights in the six-month period ended June 30, 2024.

NOTE 9: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	June 30, 2025		December 31, 2024
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$1,467,203	—	$1,956,628	—
Interest-bearing	1,672,287	2.99%	1,995,397	3.29%
Money market and savings	3,604,909	3.55%	3,524,801	3.60%
Certificates of deposit	1,849,294	4.50%	2,393,453	4.72%
Total	$8,593,693	3.04%	$9,870,279	3.09%

The following table provides the remaining maturities of certificate of deposit accounts of greater than $250,000 as of:

	June 30, 2025	December 31, 2024
Large Denomination Certificates of Deposit Maturity Distribution	(dollars in thousands)

3 months or less	$65,181	$76,691
Over 3 months through 6 months	59,578	44,619
Over 6 months through 12 months	76,369	92,960
Over 12 months	541	13,417
Total	$201,669	$227,687

Large depositor relationships, consisting of deposit relationships which exceed 2% of total deposits, accounted for, in the aggregate, 13.4% and 19.7% of our total deposits as of June 30, 2025 and December 31, 2024, respectively.  The composition of our large depositor relationships includes mortgage servicing clients who have maintained long-term depository relationships with us. The balances in these depository accounts are subject to seasonal inflows and outflows, common in the mortgage servicing industry.

Accrued interest payable on deposits, which is included in accounts payable and other liabilities, was $18.3 million and $27.7 million at June 30, 2025 and December 31, 2024, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

NOTE 10: BORROWINGS

The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”), and other institutions.  At June, 2025, our borrowings consisted of $1.0 billion in FHLB putable advances at the Bank, $650 million of FHLB term advances at the Bank, and $19 million in repurchase agreements at the Bank.  At December 31, 2024, our borrowings consisted of $1.0 billion in FHLB putable advances at the Bank, $400 million of FHLB term advances at the Bank, and $25 million in repurchase agreements at the Bank.

FHLB Advances

The FHLB putable advances outstanding at June 30, 2025 had a weighted average remaining life of 5.75 years and a weighted average interest rate of 3.74%. The putable advances can be called quarterly until maturity at the option of the FHLB at various put dates. $300 million attained its first quarterly put date in March 2025 and $700 million attained its first quarterly put date in June 2025, for which none of the puts were exercised.

The FHLB term advances outstanding at June 30, 2025 consist of the following:

$250 million in a one-month fixed-rate advance maturing on July 7, 2025 at an interest rate of 4.55%.

$300 million in a three-year fixed-rate advance maturing on May 28, 2027 at an interest rate of 4.95%.

$100 million in a five-year fixed-rate advance maturing on June 28, 2028 at an interest rate of 4.21%.

FHLB advances are collateralized primarily by loans secured by single-family, multifamily, and commercial real estate properties with a market value of $3.1 billion as of June 30, 2025.  The Bank’s total unused borrowing capacity from the FHLB as of June 30, 2025 was $612 million.  As of June 30, 2025, the Bank had in place $126 million in letters of credit from the FHLB, $116 million of which is used as collateral for the 2025 and 2024 multifamily loan sale/securitizations, and $10 million of which is used as collateral for public fund deposits.

The FHLB putable advances outstanding at December 31, 2024 had a weighted average remaining life of 6.25 years and a weighted average interest rate of 3.74%. The FHLB term advances outstanding at December 31, 2024 consisted of: $300 million in a three-year fixed-rate advance maturing on May 28, 2027 at an interest rate of 4.95%, and $100 million in a five-year fixed-rate advance maturing on June 28, 2028 at an interest rate of 4.21%. FHLB advances outstanding at December 31, 2024 were collateralized primarily by loans secured by single-family, multifamily, and commercial real estate properties with a market value of $4.1 billion. The Bank’s total unused borrowing capacity from the FHLB at December 31, 2024 was $1.7 billion. The Bank had in place $69 million in letters of credit from the FHLB, $59 million of which is used as collateral for the 2024 multifamily loan sale/securitization, and $10 million of which is used as collateral for public fund deposits.

Federal Reserve Bank Borrowings

The Bank has a secured line of credit with the Federal Reserve Bank including the secured borrowing capacity through the Federal Reserve Bank’s Discount Window, and Borrower-in-Custody (“BIC”) programs.  At June 30, 2025, and December 31, 2024, the Bank did not have any borrowings outstanding under any of the Federal Reserve Bank programs. The Bank had secured unused borrowing capacity under this agreement of $1.3 billion and $1.1 billion as of June 30, 2025 and December 31, 2024, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

Uncommitted Credit Facilities:

The Bank has a total of $240 million in borrowing capacity through unsecured federal funds lines, ranging in size from $20 million to $100 million, with six correspondent financial institutions. At June 30, 2025 and December 31, 2024, there were no balances outstanding under these arrangements.

Holding Company Line of Credit:

FFI has entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $20 million maturing in June 2026. The loan bears an interest rate of Prime rate, plus 50 basis points (0.50%). FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in the Bank. As of June 30, 2025 and December 31, 2024, there were no balances outstanding under this agreement.

Repurchase Agreements:

The repurchase agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability. The investment securities underlying these agreements remain in the Company’s securities AFS portfolio. As of June 30, 2025 and December 31, 2024, the repurchase agreements are collateralized by investment securities with a fair value of approximately $73.6 million and $77.3 million, respectively.

NOTE 11: SUBORDINATED DEBT

At June 30, 2025 and December 31, 2024, FFI had two issuances of subordinated notes outstanding with an aggregate carrying value of $173 million.  At June 30, 2025 and December 31, 2024, FFI was in compliance with all covenants under its subordinated debt agreements.  The following table summarizes the outstanding subordinated notes as of the dates indicated:

		Current	Current	Carrying Value
	Stated	Interest	Principal	June 30,	December 31,
(dollars in thousands)	Maturity	Rate	Balance	2025	2024
Subordinated notes
Subordinated notes due 2032, 3.50% per annum until February 1, 2027, 3-month SOFR + 2.04% thereafter.	February 1, 2032	3.50%	$150,000	$148,418	$148,298
Subordinated notes due 2030, 6.0% per annum until June 30, 2025, 3-month SOFR + 5.90% thereafter.	June 30, 2030	6.00%	24,165	25,072	25,161
Total			$174,165	$173,490	$173,459

NOTE 12: INCOME TAXES

For the six-month period ended June 30, 2025, the Company recorded an income tax benefit of $3.8 million which generated an effective tax rate of 82.8%.  For the six-month period ended June 30, 2024, the Company recorded an income tax benefit of $1.3 million and had an effective tax rate of -52.3%.  The changes in the effective tax rate were predominately due to the changes in pretax income, as well as the impact of tax-exempt interest income and tax benefits associated with low-income housing tax credit investments. The effective tax rates differ from the combined federal and state statutory rates for the Company of 27.8% and 28.2% for the six-month periods ended June 30, 2025 and June 30, 2024 respectively due primarily to various permanent tax differences, including tax-exempt income, tax credits from low-income housing tax credit investments, and other items that impact our effective tax rate.

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

For the Six Months Ended June 30, 2025 - UNAUDITED

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

Deferred tax assets totaled $87.0 million and $76.7 million at June 30, 2025 and December 31, 2024, respectively.

NOTE 13: SHAREHOLDERS’ EQUITY

FFI is a holding company and does not have any direct operating activities. Any future cash flow needs of FFI are expected to be met by its existing cash and cash equivalents and dividends from its subsidiaries. The Bank is subject to various laws and regulations that limit the amount of dividends that a bank can pay without obtaining prior approval from bank regulators. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases does not exceed 50% of FFI’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the current twelve-month period.  FFI’s cash and cash equivalents totaled $7.7 million at June 30, 2025 and December 31, 2024.

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

On September 30, 2024, stockholders approved and adopted an amendment to the Company’s certificate of incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares and also approved the issuance of shares of common stock in connection with the July 2024 Capital Raise pursuant to NYSE listing rules. As a result of these approvals, all of the issued and outstanding shares of the Series B Preferred Stock automatically converted into shares of common stock as of the close of business on October 2, 2024, in accordance with the terms of the Certificate of Designation for the Series B Preferred Stock. In addition, the quarterly non-

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

cumulative cash dividend (annual rate of 13%) and liquidation preference rights of the Series A Preferred Stock ceased to apply. Shares of Series A Preferred Stock (a) are now entitled to receive dividends at the same time and on the same terms as shares of common stock in accordance with the Certificate of Designation for the Series A Preferred Stock, and (b) rank as equal to shares of common stock in any liquidation of the Company. Furthermore, the Company will not be required to issue any cash-settled warrants to the investors who participated in the July 2024 Capital Raise. At June 30, 2025 and December 31, 2024, there were no declared dividends outstanding with respect to the Series A Preferred Stock.

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

For the three-month period ended June 30, 2025, the average common share price was below the $5.125 per share exercise price (on an as-converted basis) of the warrants.  For the six-month period ended June 30, 2025, the average common share price was above the $5.125 per share exercise price (on an as-converted basis) of the warrants.  As the average common share price was above the $5.125 per share exercise price (on an as-converted basis) of the warrants for the six-month period June 30, 2025, the warrants would have been included in the dilutive share count and diluted earnings per share for the six-month period ended June 30, 2025, if the Company had positive earnings for the period.  In addition, 8,825 and 11,696 in restricted stock units are included in diluted shares for the three-month and six-month periods ended of June 30, 2024, respectively.

There were no stock options outstanding as of June 30, 2025 and June 30, 2024, respectively.

The following table sets forth the Company’s unaudited earnings per share calculations for the three-month and six-month periods ended June 30:

	Three Months Ended		Three Months Ended
	June 30, 2025		June 30, 2024
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted
Net (loss) income	$(7,690)	$(7,690)	$3,085	$3,085
Weighted average basic common shares outstanding	82,386,071	82,386,071	56,523,640	56,523,640
Dilutive effect of options, restricted stock, warrants, and contingent shares issuable		—		8,825
Diluted common shares outstanding		82,386,071		56,532,465
Net (loss) income per share	$(0.09)	$(0.09)	$0.05	$0.05

	Six Months Ended		Six Months Ended
	June 30, 2025		June 30, 2024
(dollars in thousands, except share and per share amounts)	Basic	Diluted	Basic	Diluted
Net (loss) income	$(794)	$(794)	$3,878	$3,878
Weighted average basic common shares outstanding	82,379,878	82,379,878	56,504,148	56,504,148
Dilutive effect of options, restricted stock, warrants, and contingent shares issuable		—		11,696
Diluted common shares outstanding		82,379,878		56,515,844
Net (loss) income per share	$(0.01)	$(0.01)	$0.07	$0.07

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

NOTE 15: SEGMENT REPORTING

For the three and six months ended June 30, 2025 and 2024, the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The reportable segments are determined by products and services offered and the corporate structure.  Business segment earnings before taxes are the primary measure of the segment’s performance as evaluated by management.  Business segment earnings before taxes include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations.  Allocations of corporate expenses, such as finance and accounting, data processing and human resources are calculated based on estimated activity or usage levels.  The management accounting process measures the performance of the operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies.  If the management structures and/or the allocation process changes, allocations, transfers, and assignments may change.

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

For the Six Months Ended June 30, 2025 - UNAUDITED

Chief Executive Officer.  The following tables show key operating results for each of our business segments used to arrive at our consolidated totals for the following periods:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Three Months Ended June 30, 2025:
Interest income	$137,125	$—	$—	$137,125
Interest expense	85,338	—	1,705	87,043
Net interest income	51,787	—	(1,705)	50,082
Provision for credit losses	2,366	—	—	2,366
Noninterest income	(5,384)	7,077	(355)	1,338
Noninterest expense
Compensation and benefits	17,517	5,124	249	22,890
Customer service costs	12,983	—	—	12,983
Professional services and marketing costs	5,844	928	466	7,238
Other	15,446	654	713	16,813
(Loss) income before income taxes	(7,753)	371	(3,488)	(10,870)
Income tax (benefit) expense	(2,336)	107	(951)	(3,180)
Net (loss) income	$(5,417)	$264	$(2,537)	$(7,690)

Three Months Ended June 30, 2024:
Interest income	$150,914	$—	$—	$150,914
Interest expense	105,380	—	1,705	107,085
Net interest income	45,534	—	(1,705)	43,829
Provision (reversal) for credit losses	(806)	—	—	(806)
Noninterest income	6,241	7,790	(373)	13,658
Noninterest expense
Compensation and benefits	14,821	4,079	195	19,095
Customer service costs	16,104	—	—	16,104
Professional services and marketing costs	2,656	926	85	3,667
Other	15,720	679	364	16,763
Income (loss) before income taxes	3,280	2,106	(2,722)	2,664
Income tax (benefit) expense	(255)	594	(760)	(421)
Net income (loss)	$3,535	$1,512	$(1,962)	$3,085

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Six Months Ended June 30, 2025 - UNAUDITED

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Six Months Ended June 30, 2025:
Interest income	$278,867	$—	$—	$278,867
Interest expense	173,591	—	3,395	176,986
Net interest income	105,276	—	(3,395)	101,881
Provision for credit losses	5,783	—	—	5,783
Noninterest income	7,026	14,626	(712)	20,940
Noninterest expense
Compensation and benefits	38,343	10,846	(1,191)	47,998
Customer service costs	28,034	—	—	28,034
Professional services and marketing costs	10,339	2,037	769	13,145
Other	30,200	1,278	990	32,468
(Loss) income before income taxes	(397)	465	(4,675)	(4,607)
Income tax expense (benefit)	(2,709)	146	(1,250)	(3,813)
Net income (loss)	$2,312	$319	$(3,425)	$(794)

Six Months Ended June 30, 2024:
Interest income	$301,367	$—	$—	$301,367
Interest expense	215,742	—	3,410	219,152
Net interest income	85,625	—	(3,410)	82,215
Provision (reversal) for credit losses	(229)	—	—	(229)
Noninterest income	11,924	15,139	(722)	26,341
Noninterest expense
Compensation and benefits	29,993	8,174	335	38,502
Customer service costs	26,842	—	—	26,842
Professional services and marketing costs	5,188	1,827	42	7,057
Other	31,818	1,359	660	33,837
Income (loss) before income taxes	3,937	3,779	(5,169)	2,547
Income tax (benefit) expense	(966)	1,081	(1,446)	(1,331)
Net income (loss)	$4,903	$2,698	$(3,723)	$3,878

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the three and six months ended June 30, 2025 as compared to our results of operations in the three and six months ended June 30, 2024; and our financial condition at June 30, 2025 as compared to our financial condition at December 31, 2024. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2024, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission (“SEC”) on March 17, 2025.

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

Allowance for Credit Losses – Loans Held for Investment. Our ACL for loans held for investment is established through a provision for credit losses charged to expense and may be reduced by a recapture of previously established loss reserves, which are also reflected in the statement of income. Loans are charged against the ACL when management believes that collectability of the principal is unlikely. The ACL represents management’s estimate of current expected credit losses over the remaining expected life of the loans held for investment. The ACL involves significant judgment on a number of matters including assessment of key credit risk characteristics, assignment of credit ratings, valuation of collateral, the determination of remaining expected life, incorporation of historical default and loss experience, and a development and weighting of macroeconomic forecasts. The Company reviews baseline and alternative economic scenarios from Moody’s and quarterly projections of federal funds target rates from the FOMC for consideration as quantitative factors and applies a two-year time horizon prior to gradually reverting to our historical loss experience, which continues to be deemed reasonable and supportable. While we use the best information available to make this evaluation, future adjustments to our ACL may be necessary if there are significant changes in economic or other conditions that can affect the collectability in full of loans in our loan portfolios. See Note 5: Allowance for Credit Losses, in the consolidated financial statements for additional information related to the Company’s allowance for credit losses on loans held for investment.

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

Overview

For the quarter ended June 30, 2025, the Company reported a net loss of $7.7 million, compared to net income of $6.9 million and $3.1 million for the prior and year-ago quarters, respectively. Net interest income after provision for credit losses totaled $47.7 million for the quarter ended June 30, 2025, compared to $48.4 million and $44.6 million for the prior and year-ago quarters, respectively. Net interest margin (“NIM”) was 1.68% for the quarter ended June 30, 2025, compared to 1.67% and 1.36% for the prior and year-ago quarters, respectively. Provision (reversal) for credit losses totaled $2.4 million for the quarter ended June 30, 2025, compared to $3.4 million and ($806) thousand for the prior and year-ago quarters, respectively. Noninterest income totaled $1.3 million for the quarter ended June 30, 2025, compared to $19.6 million and $13.7 million for the prior and year-ago quarters, respectively. Noninterest expense totaled $59.9 million for the quarter ended June 30, 2025, compared to $61.7 million and $55.6 million for the prior and year-ago quarters, respectively.

At June 30, 2025, the Company had total assets of $11.6 billion, including $8.0 billion of total loans, net of deferred fees and allowance for credit losses, $1.1 billion of cash and cash equivalents, $1.5 billion in investment securities available-for-sale, and $0.7 billion in investment securities held-to-maturity. This compares to total assets of $12.6 billion, including $9.2 billion of total loans, net of deferred fees and allowance for credit losses, $1.0 billion of cash and cash equivalents, $1.3 billion in investment securities available-for-sale, and $0.7 billion in investment securities held-to-maturity at December 31, 2024. Cash and cash equivalents represented approximately 9.1% of total assets at June 30, 2025, compared to 8.0% at December 31, 2024. Total assets decreased $1.1 billion or 8.4% at June 30, 2025 compared to December 31, 2024. The decrease in total assets was largely due to a $1.2 billion decrease in total loans, offset by a $0.1 billion increase in total investment securities. The decrease in total loans was largely due to the sale of $858 million in multifamily loans held for sale during the quarter as part of the Company’s continued strategy to reduce its exposure to low-coupon fixed rate loans and concentration in commercial real estate (“CRE”) loans and high-cost deposits. In addition, the decrease in total loans was due to loan payments and payoffs on the loans held for investment portfolio totaling $808 million, offset by new loan fundings of $436 million for the six-month period ended June 30, 2025.

At June 30, 2025, the Company had total liabilities of $10.5 billion, including $8.6 billion in deposits, $1.7 billion in borrowings, $173 million in subordinated debt, and $101.2 million in other liabilities. This compares to total liabilities of $11.6 billion, including $9.9 billion in deposits, $1.4 billion in borrowings, $173 million in subordinated debt, and $123 million in other liabilities at December 31, 2024. Total liabilities decreased $1.1 billion or 9.1% at June 30, 2025, compared to December 31, 2024. The decrease was largely due to a $1.3 billion decrease in deposits, offset by a $0.2 billion increase in borrowings. Proceeds from the aforementioned loan sales were used to pay down high-cost deposits during the quarter. Our loan to deposit ratio was 93.4% as of June 30, 2025 compared to 93.5% as of December 31, 2024.

At June 30, 2025, the Company had total shareholders’ equity of $1.05 billion, relatively unchanged from December 31, 2024. During the six-month period ended June 30, 2025, shareholder’s equity activity included $794 thousand net loss and a $5.4 million increase in accumulated other comprehensive loss, offset by a $3.5 million increase in additional paid-in-capital from recurring accruals for stock equivalent awards. The increase in accumulated other comprehensive loss was due to a $5.8 million loss associated with derivative assets, offset by $0.3 million in holding gains on the investment securities portfolio arising during the period.

Results of Operations

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, gains on the sale of loans and investment securities available-for-sale, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of assets under management (“AUM”).

The following table shows key operating results for each of our business segments for the quarter ended June 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2025:
Interest income	$137,125	$—	$—	$137,125
Interest expense	85,338	—	1,705	87,043
Net interest income	51,787	—	(1,705)	50,082
Provision for credit losses	2,366	—	—	2,366
Noninterest income	(5,384)	7,077	(355)	1,338
Noninterest expense	51,790	6,706	1,428	59,924
(Loss) income before income taxes	(7,753)	371	(3,488)	(10,870)
Income tax (benefit) expense	(2,336)	107	(951)	(3,180)
Net (loss) income	$(5,417)	$264	$(2,537)	$(7,690)

2024:
Interest income	$150,914	$—	$—	$150,914
Interest expense	105,380	—	1,705	107,085
Net interest income	45,534	—	(1,705)	43,829
Provision (reversal) for credit losses	(806)	—	—	(806)
Noninterest income	6,241	7,790	(373)	13,658
Noninterest expense	49,301	5,684	644	55,629
Income (loss) before income taxes	3,280	2,106	(2,722)	2,664
Income tax (benefit) expense	(255)	594	(760)	(421)
Net income (loss)	$3,535	$1,512	$(1,962)	$3,085

Second Quarter of 2025 Compared to Second Quarter of 2024

Combined net loss for the second quarter of 2025 was $7.7 million, compared to net income of $3.1 million for the year-ago quarter. Combined net loss before income taxes for the second quarter of 2025 was $10.9 million, compared to combined net income before taxes of $2.7 million for the year-ago quarter. The $10.8 million decrease in combined net income before taxes from the year-ago quarter was primarily due to a decrease in net income before taxes in the Banking segment of $11.0 million, resulting primarily from a decrease in noninterest income of $11.6 million. Noninterest income during the quarter was impacted by the recording of a $10.4 million loss on the sale of $858 million in multifamily loans held for sale, primarily due to the pricing received being at a discount when compared to the previous quarter’s market valuation and other one-time loan sale components. The $858 million in loans sold were part of the original $1.9 billion in multifamily CRE loans transferred in August 2024 from loans held for investment to loans held for sale, as part of the Company’s strategic plan to reduce its exposure to low-coupon fixed-rate loans and concentration in CRE loans. Net interest income increased $6.2 million from the year-ago quarter. Interest income decreased $13.8 million or 9.1% from the year-ago quarter but was offset by a decrease in interest expense of $20.0 million or 19.0% from the year-ago quarter. Net interest income, noninterest income, and noninterest expense are discussed in more detail in the tables that follow. The decrease in Wealth Management net income before taxes of $1.7 million was primarily due to a $0.7 million decrease in noninterest income and a $1.0 million increase in noninterest expense. The decrease in noninterest income was due to a reduction in investment advisory fees, as average quarterly AUM balances decreased to $5.2 billion for the second quarter of 2025 compared to $5.4 billion for the year-ago quarter. The increase in noninterest expense was due to an increase in compensation and benefits expense.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the expected lifetime credit losses in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For the second quarter of 2025, we recorded total provision for credit losses of $2.4 million, compared to a reversal of $806 thousand for the year-ago quarter. The provision for credit losses for the second quarter of 2025 consisted of $2.4 million in provision expense for loans, net of $0.1 million in net charge-offs. The $2.4 million in provision expense for loans is reflective of higher reserves for the commercial loan portfolio and overall increase in model-calculated loss factors. At June 30, 2025, the allowance for credit losses on the loan portfolio was $37.6 million or 0.50% of total loans held for investment, compared to $32.3 million and 0.41% at December 31, 2024. For the second quarter of 2025, we recorded net charge-offs of $0.1 million or 0.003% of average loans on an annualized basis compared to $0.2 million or 0.01% of average loans on an annualized basis for the year-ago quarter.

In the second quarter of 2025, an interest-only strip security was written down to its fair value resulting in a charge-off of $3.4 million to the amount of allowance for credit losses pertaining to securities on the balance sheet. There was no income statement impact to this write-down as the amount was previously reserved within the allowance for credit losses.

The following table shows key operating results for each of our business segments for the six months ended June 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2025:
Interest income	$278,867	$—	$—	$278,867
Interest expense	173,591	—	3,395	176,986
Net interest income	105,276	—	(3,395)	101,881
Provision for credit losses	5,783	—	—	5,783
Noninterest income	7,026	14,626	(712)	20,940
Noninterest expense	106,916	14,161	568	121,645
(Loss) income before income taxes	(397)	465	(4,675)	(4,607)
Income tax (benefit) expense	(2,709)	146	(1,250)	(3,813)
Net income (loss)	$2,312	$319	$(3,425)	$(794)

2024:
Interest income	$301,367	$—	$—	$301,367
Interest expense	215,742	—	3,410	219,152
Net interest income	85,625	—	(3,410)	82,215
Provision (reversal) for credit losses	(229)	—	—	(229)
Noninterest income	11,924	15,139	(722)	26,341
Noninterest expense	93,841	11,360	1,037	106,238
Income (loss) before income taxes	3,937	3,779	(5,169)	2,547
Income tax (benefit) expense	(966)	1,081	(1,446)	(1,331)
Net income (loss)	$4,903	$2,698	$(3,723)	$3,878

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Combined net loss for the six-month period ended June 30, 2025 was $794 thousand, compared to net income of $3.9 million for the year-ago period. Combined net loss before income taxes for the six-month period ended June 30, 2025 was $4.6 million, compared to combined net income before taxes of $2.5 million for the year-ago period. The $7.1 million decrease in combined net income before taxes from the year-ago period was primarily due to a decrease in net income before taxes for the Banking segment of $4.3 million and a $3.3 million decrease in net income before taxes for the Wealth Management segment. The Banking segment decrease in net income before taxes was primarily due to a $13.1 million increase in noninterest expense, a $4.9 million decrease in noninterest income, and a $6.0 million increase in provision for credit losses, offset by a $19.7 million increase in net interest income. The increase in noninterest expense was due largely to a $8.4 million increase in compensation and benefits expense and a $5.2 million increase in professional services. The Wealth Management segment decrease in net income before taxes was primarily due to a $2.8 million increase in noninterest expense. Net interest income, noninterest income, and noninterest expense are discussed in more detail in the tables that follow.

Provision for credit losses. For the six-month period ended June 30, 2025, we recorded total provision for credit losses of $5.8 million, compared to a reversal of $229 thousand for the year-ago period. The provision for credit losses for the six-month period ended June 30, 2025 consisted of $5.3 million in provision expense for loans, (net of $0.3 million in net charge-offs) and $0.4 million in provision expense for unfunded commitments, offset by a $0.1 million reversal of provision for investment securities. The $5.3 million in provision expense for loans is reflective of higher reserves for the commercial loan portfolio and overall increase in model-calculated loss factors. For the six-month period ended June 30, 2025, we recorded net charge-offs of $0.3 million or 0.01% of average loans on an annualized basis compared to $0.6 million or 0.01% of average loans on an annualized basis for the year-ago period.

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

	Three Months Ended June 30:
	2025			2024
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans, including LHFS	$8,632,593	$100,166	4.65%	$10,100,556	$120,244	4.77%
Securities AFS	1,507,718	19,596	5.20%	1,032,930	13,637	5.28%
Securities HTM	673,390	4,050	2.41%	765,208	4,338	2.27%
Cash, FHLB stock, and fed funds	1,101,976	13,313	4.85%	949,911	12,695	5.38%
Total interest-earning assets	11,915,677	137,125	4.61%	12,848,605	150,914	4.71%
Noninterest-earning assets:
Nonperforming assets	38,126			18,250
Other	294,797			270,167
Total assets	$12,248,600			$13,137,022
Interest-bearing liabilities:
Demand deposits	$1,813,809	$13,514	2.99%	$2,495,789	$25,173	4.06%
Money market and savings	3,590,856	31,620	3.53%	3,355,351	33,419	4.01%
Certificates of deposit	1,902,739	22,184	4.68%	2,699,891	32,796	4.89%
Total interest-bearing deposits	7,307,404	67,318	3.70%	8,551,031	91,388	4.30%
Borrowings	1,739,483	18,020	4.16%	1,365,629	13,992	4.12%
Subordinated debt	173,480	1,705	3.94%	173,418	1,705	3.95%
Total interest-bearing liabilities	9,220,367	87,043	3.79%	10,090,078	107,085	4.27%
Noninterest-bearing liabilities:
Demand deposits	1,850,748			1,986,557
Other liabilities	130,047			134,279
Total liabilities	11,201,162			12,210,914
Shareholders’ equity	1,047,438			926,108
Total liabilities and equity	$12,248,600			$13,137,022
Net Interest Income		$50,082			$43,829
Net Interest Rate Spread			0.82%			0.44%
Net Interest Margin			1.68%			1.36%

	Six Months Ended June 30:
	2025			2024
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans, including LHFS	$8,879,573	$206,666	4.67%	$10,098,491	$238,688	4.74%
Securities AFS	1,386,455	36,335	5.24%	1,100,559	28,988	5.27%
Securities HTM	686,067	8,406	2.45%	772,363	8,761	2.27%
FHLB stock, fed funds and deposits	1,159,343	27,460	4.78%	953,983	24,930	5.26%
Total interest-earning assets	12,111,438	278,867	4.62%	12,925,396	301,367	4.67%
Noninterest-earning assets:
Nonperforming assets	41,258			16,859
Other	268,342			266,940
Total assets	$12,421,038			$13,209,195
Interest-bearing liabilities:
Demand deposits	$1,881,892	$28,503	3.05%	$2,666,374	$53,940	4.07%
Money market and savings	3,587,507	63,858	3.59%	3,267,160	64,156	3.95%
Certificates of deposit	2,057,596	48,276	4.73%	2,786,193	67,784	4.89%
Total interest-bearing deposits	7,526,995	140,637	3.77%	8,719,727	185,880	4.29%
Borrowings	1,611,784	32,954	4.12%	1,465,730	29,862	4.10%
Subordinated debt	173,472	3,395	3.95%	173,410	3,410	3.95%
Total interest-bearing liabilities	9,312,251	176,986	3.83%	10,358,867	219,152	4.25%
Noninterest-bearing liabilities:
Demand deposits	1,938,314			1,791,071
Other liabilities	119,276			135,248
Total liabilities	11,369,841			12,285,186
Shareholders’ equity	1,051,197			924,009
Total liabilities and equity	$12,421,038			$13,209,195
Net Interest Income		$101,881			$82,215
Net Interest Rate Spread			0.79%			0.42%
Net Interest Margin			1.67%			1.26%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the three and six months ended June 30, 2025, as compared to the three and six months ended June 30, 2024:

	Quarter Ended			Six Months Ended
	June 30, 2025 vs. 2024			June 30, 2025 vs. 2024
	Increase (Decrease) due to			Increase (Decrease) due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans, including LHFS	$(17,212)	$(2,866)	$(20,078)	$(28,658)	$(3,364)	$(32,022)
Securities AFS	6,175	(216)	5,959	7,493	(146)	7,347
Securities HTM	(541)	253	(288)	(1,019)	664	(355)
Cash, FHLB stock, and fed funds	1,952	(1,334)	618	4,939	(2,409)	2,530
Total interest-earning assets	(9,626)	(4,163)	(13,789)	(17,245)	(5,255)	(22,500)
Interest paid on:
Demand deposits	(5,888)	(5,771)	(11,659)	(13,735)	(11,702)	(25,437)
Money market and savings	2,440	(4,239)	(1,799)	5,798	(6,096)	(298)
Certificates of deposit	(9,254)	(1,358)	(10,612)	(17,348)	(2,160)	(19,508)
Borrowings	3,875	153	4,028	2,976	116	3,092
Subordinated debt	5	(5)	—	(17)	2	(15)
Total interest-bearing liabilities	(8,822)	(11,220)	(20,042)	(22,326)	(19,840)	(42,166)
Net interest (expense) income	$(804)	$7,057	$6,253	$5,081	$14,585	$19,666

Net interest income was $50.1 million for the second quarter of 2025, compared to $43.8 million for the year-ago quarter. The overall increase in net interest income from the year-ago period was primarily driven by rates paid on interest-bearing liabilities decreasing faster than rates earned on interest-earning assets.

Interest income decreased to $137.1 million for the second quarter of 2025, compared to $150.9 million for the year-ago quarter. The decrease in interest income was due to a decrease in average yield earned on interest-earning assets, as well as a decrease in average interest-earning asset balances. Yields on interest-earning assets averaged 4.61% for the second quarter of 2025, compared to 4.71% for the year-ago quarter, a decrease of 0.10% or 10 basis points. Average interest-earning asset balances decreased $0.9 billion or 7.2% to $11.9 billion for the second quarter of 2025, compared to $12.8 billion for the year-ago quarter. The decrease in average interest-earning asset balances was due primarily to a $1.5 billion decrease in loans, offset by a $0.4 billion increase in securities AFS and HTM and a $0.2 billion increase in cash, FHLB stock, and fed funds balances. The decrease in loan balances was primarily due to the sale of $858 million in multifamily CRE loans during the second quarter of 2025 as part of the Company’s strategy to reduce its exposure to low-coupon fixed-rate loans and concentration in CRE loans. In August 2024, the Company transferred $1.9 billion in multifamily CRE loans from loans held for investment to loans held for sale and has sold $1.3 billion of the transferred amount to date, including the $858 million sold in the second quarter of 2025. The increase in securities AFS and HTM balances was primarily due to the purchase of $701 million in securities AFS, including agency mortgage-backed and collateralized mortgage obligation securities in the first quarter of 2025, which impacted overall second quarter average balances. The decrease in yields on interest-earning assets was primarily due to a decrease in yield on loans, which decreased to 4.65% for the second quarter of 2025, compared to 4.77% for the year-ago quarter. New loan fundings totaled $256 million at an average yield of 7.18% for the second quarter of 2025, compared to new loan fundings of $515.7 million at an average yield of 8.19% for the year-ago quarter. Yields on the combined AFS and HTM securities portfolio increased to 4.34% for the second quarter of 2025, compared to 4.00% for the year-ago quarter. The increase in combined yields was due to the acquisition of higher-yielding agency mortgage-backed and collateralized mortgage obligation securities AFS.

Interest expense decreased to $87.0 million for the second quarter of 2025, compared to $107.1 million for the year-ago quarter. The decrease in interest expense was due to decreases in both average interest-bearing liability balances as well as average rates paid on such balances. Average interest-bearing liability balances, consisting of interest-bearing deposits, borrowings, and subordinated debt, decreased 8.6% to $9.2 billion for the second quarter of 2025, compared to $10.1 billion for the year-ago quarter. Rates on interest-bearing liability balances averaged 3.79% for the second quarter of 2025, compared to 4.27% for the year-ago quarter, a decrease of 0.48% or 48 basis points. The decrease in average interest-bearing liability balances was primarily due to a $1.2 billion decrease in average interest-bearing deposits, offset by a $0.4 billion increase in average borrowings. The decrease in average interest-bearing deposits was primarily driven by a decrease in higher-cost brokered deposit balances, which were able to mature without being replaced, aided by the $1.3 billion in multifamily CRE loan sales since August 2024. Rates on interest-bearing liability balances decreased primarily due to the reduction in higher-cost brokered deposit balances. Average balances and rates paid on borrowings increased to $1.7 billion and 4.16%, respectively for the second quarter of 2025, compared to $1.4 billion and 4.12%, respectively for the year-ago quarter. Average borrowings increased as the Company locked-in lower-rate term borrowings in the second half of 2024 and utilized the borrowings primarily to purchase higher-yielding, high-quality securities to improve the balance sheet’s rate profile and more efficiently enhance recurring revenue.

The 0.48% decrease in average rate paid on interest-bearing liability balances, offset by the 0.10% decrease in average yield earned on interest-earning assets, resulted in an expansion of NIM for the second quarter of, 2025, compared to the year-ago quarter. NIM was 1.68% for the second quarter of 2025 compared to 1.36% for the year-ago quarter.

Net interest income was $101.9 million for the six-month period ended June 30, 2025, compared to $82.2 million for the year-ago period. The overall increase in net interest income from the year-ago period was primarily due to decreases in both the average interest-bearing liability balances and average rates paid on such balances, relative to the decreases in   average interest earning asset balances and average rates earned on such balances.

Interest income decreased to $278.9 million for the six-month period ended June 30, 2025, compared to $301.4 million for the year-ago period. The decrease in interest income was due to a decrease in average yield earned on interest-earning assets, as well as a decrease in average interest-earning asset balances. Yields on interest-earning assets averaged 4.62% for the six-month period ended June 30, 2025, compared to 4.67% for the year-ago period, a decrease of 0.05% or 5 basis points. Average interest-earning asset balances decreased $0.8 billion or 6.3% to $12.1 billion for the six-month period ended June 30, 2025, compared to $12.9 billion for the year-ago period. The decrease in average interest-earning asset balances was due primarily to a $1.2 billion decrease in loans, offset by a $0.3 billion increase in securities AFS and HTM and a $0.2 billion increase in cash, FHLB stock, and fed funds balances. The decrease in loan balances was primarily due to the sale of $858 million in multifamily CRE loans during the second quarter of 2025 as part of the Company’s strategy to reduce its exposure to low-coupon fixed-rate loans and concentration in CRE loans. In addition, loan payoffs and payments totaling $839 million outpaced new loan fundings totaling $436 million for a net decrease in loan balances of $403 million for the six-month period ended June 30, 2025. The increase in securities AFS and HTM balances was primarily due to the purchase of $701 million in securities AFS, including agency mortgage-backed and collateralized mortgage obligation securities in the first quarter of 2025. The decrease in yields on interest-earning assets was primarily due to a decrease in yield on loans, which decreased to 4.67% for the six-month period ended June 30, 2025, compared to 4.74% for the year-ago period. New loan fundings totaled $436 million at an average yield of 7.14% for the six-month period ended June 30, 2025, compared to new loan fundings of $817 million at an average yield of 8.26% for the year-ago period.

Interest expense decreased to $177.0 million for the six-month period ended June 30, 2025, compared to $219.2 million for the year-ago period. The decrease in interest expense was due to decreases in both average interest-bearing liability balances as well as average rates paid on such balances. Average interest-bearing liability balances, consisting of interest-bearing deposits, borrowings, and subordinated debt, decreased 10.1% to $9.3 billion for the six-month period ended June 30, 2025, compared to $10.4 billion for the year-ago period. Rates on interest-bearing liability balances averaged 3.83% for the six-months ended June 30, 2025, compared to 4.25% for the year-ago period, a decrease of 0.42% or 42 basis points. The decrease in average interest-bearing liability balances was primarily due to a $1.2 billion decrease in average interest-bearing deposits, offset by a $0.1 billion increase in average borrowings. The decrease in average interest-bearing deposits was primarily driven by a decrease in higher-cost brokered deposit balances, which were able to mature without being replaced, aided by the $1.3 billion in multifamily CRE loan sales that have taken place since the loans were reclassified from loans held for investment to loans held for sale in August 2024.  Rates on interest-bearing liability balances decreased primarily due to the reduction in higher-cost brokered deposit balances.  Average balances and rates paid on borrowings increased to $1.6 billion and 4.12%, respectively for the six-months ended June 30, 2025,  compared to $1.5 billion and 4.10%, respectively for the year-ago period.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain (loss) on sale of loans, securities, and REO, and gains and losses from capital market activities, including those associated with changes in the valuation of the loans held for sale portfolio. The following table provides a breakdown of noninterest income for Banking for the three and six months ended June 30, 2025 and 2024:

(dollars in thousands)	2025	2024
Three Months Ended June 30:
Trust and consulting fees	$1,802	$1,671
Loan related fees	2,257	1,537
Deposit charges	526	460
Gain (loss) on sale of loans	(10,405)	415
Gain on sale of securities available-for-sale	—	983
Capital market activities	(289)	837
Loss on sale of assets	—	(391)
Other	725	729
Total noninterest income	$(5,384)	$6,241

Six Months Ended June 30:
Trust and consulting fees	$3,442	$3,199
Loan related fees	3,912	2,470
Deposit charges	1,000	930
Gain (loss) on sale of loans	(10,405)	678
Gain on sale of securities available-for-sale	4,702	1,204
Capital market activities	2,542	1,673
Loss on sale of assets	—	(391)
Gain on sale of REO	—	679
Other	1,833	1,482
Total noninterest income	$7,026	$11,924

Noninterest income in Banking was ($5.4) million for the second quarter of 2025, compared to $6.2 million for the year-ago quarter. Noninterest income for the second quarter includes a $10.4 million loss on the sale of $858 million principal balance of multifamily CRE loans during the quarter as part of the Company’s continued strategy to reduce its exposure to low-coupon fixed-rate loans and concentration in CRE loans. The $10.4 million loss on sale of loans was primarily due to the pricing received being at a discount when compared to the previous quarter’s market valuation as well as $1.7 million in one-time loan sale components. Capital markets activities generated a loss of $0.3 million for the second quarter of 2025 and consist of $2.1 million in unrealized gains on the valuation of our loans held for sale portfolio, net of corresponding net realized and unrealized derivative losses of $2.4 million. The fair value of the loans held for sale portfolio at June 30, 2025 was 94.6%, compared to 94.5% at March 31, 2025, resulting in the $2.1 million in unrealized gains. During the quarter, the Bank partially terminated $625 million notional amount of the original $1.0 billion notional amortizing interest rate swap derivative which was entered into in the first quarter of 2025. This partial termination resulted in $7.1 million in realized derivative losses and was offset by $4.7 million in unrealized gains on the remaining $375 million notional balance of the amortizing interest rate swap derivative, resulting in the net realized and unrealized derivative losses of $2.4 million. Noninterest income in Banking was $7.0 million for the six-month period ended June 30, 2025, compared to $11.9 million for the year-ago period. In addition to the aforementioned loss on the sale of loans, noninterest income for the six-month period ended June 30, 2025 also includes $4.7 million in gains on the sale of securities available-for-sale, which occurred in the first quarter of 2025. Excluding the current period’s loss on the sale of loans and gain on sale of securities available-for-sale, noninterest income would have been $12.7 million for the six-month period ended June 30, 2025, compared to $10.7 million (excluding $1.2 million in gain on sale of securities available-for-sale) for the year-ago period, an increase of $2.0 million. The $2.0 million increase in adjusted noninterest income was due primarily to increases in trust and consulting fees, loan related fees, deposit charges, capital market activities, and other noninterest income, offset by prior period one-time noninterest income components which included gain on sale of REO and loss on sale of assets.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the three and six months ended June 30, 2025 and 2024:

(dollars in thousands)	2025	2024
Three Months Ended June 30:
Noninterest income	$7,077	$7,790

Six Months Ended June 30:
Noninterest income	$14,626	$15,139

Noninterest income for Wealth Management was $7.1 million for the second quarter of 2025, compared to $7.8 million for the year-ago quarter. The $0.7 million decrease in noninterest income was due primarily to a $0.7 million decrease in fees earned on AUM balances as average AUM balances earning fees decreased slightly from $5.4 billion per month for the second quarter of 2024 to $5.2 billion per month for the second quarter of 2025. Noninterest income for Wealth Management was $14.6 million for the six-month period ended June 30, 2025, compared to $15.1 million for the year-ago period. The $0.5 million decrease in noninterest income was due primarily to a $0.5 million decrease in fees earned on AUM balances as average AUM balances earning fees decreased from $5.4 billion per month for the six-month period ended June 30, 2024 to $5.2 billion per month for the six-month period ended June 30, 2025.

The following table summarizes the activity in our AUM for the periods indicated:

		Existing account
	Beginning	Additions/	New
(dollars in thousands)	Balance	Withdrawals	Accounts	Terminations	Performance	Ending balance
Three Months Ended June 30, 2025:
Fixed income	$1,579,573	$(37,092)	$33,455	$(29,025)	$(13,566)	$1,533,345
Equities	2,675,895	1,721	11,795	(71,242)	333,839	2,952,008
Cash and other	803,536	(10,246)	37,487	(37,983)	14,848	807,642
Total	$5,059,004	$(45,617)	$82,737	$(138,250)	$335,121	$5,292,995

Six Months Ended June 30, 2025:
Fixed income	$1,650,723	$46,128	$44,736	$(50,741)	$(157,501)	$1,533,345
Equities	2,932,526	(308,476)	17,296	(27,140)	337,802	2,952,008
Cash and other	862,631	(100,155)	47,455	(46,666)	44,377	807,642
Total	$5,445,880	$(362,503)	$109,487	$(124,547)	$224,678	$5,292,995

Three Months Ended June 30, 2024:
Fixed income	$1,810,358	$(35,397)	$12,032	$(18,142)	$(10,761)	$1,758,090
Equities	2,864,273	39,564	10,748	(19,872)	52,920	2,947,633
Cash and other	791,545	(33,553)	12,250	(6,389)	19,143	782,996
Total	$5,466,176	$(29,386)	$35,030	$(44,403)	$61,302	$5,488,719

Six Months Ended June 30, 2024:
Fixed income	$1,849,056	$(56,474)	$29,884	$(19,867)	$(44,509)	$1,758,090
Equities	2,609,033	43,646	47,337	(29,260)	276,877	2,947,633
Cash and other	791,859	(60,735)	26,413	(12,273)	37,732	782,996
Total	$5,249,948	$(73,563)	$103,634	$(61,400)	$270,100	$5,488,719

AUM balances were $5.3 billion at June 30, 2025, compared to $5.5 billion at June 30, 2024. The $153 million decrease in AUM during the six-month period ended June 30, 2025 was the net result of $109 million of new accounts, $225 million of performance gains, and terminations and net withdrawals of $487 million.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2025	2024	2025	2024
Three Months Ended June 30:
Compensation and benefits	$17,517	$14,821	$5,124	$4,079
Occupancy and depreciation	7,872	8,526	461	500
Professional services and marketing	5,844	2,656	928	926
Customer service costs	12,983	16,104	—	—
Other	7,574	7,194	193	179
Total noninterest expense	$51,790	$49,301	$6,706	$5,684

Six Months Ended June 30:
Compensation and benefits	$38,343	$29,993	$10,846	$8,174
Occupancy and depreciation	15,897	17,112	881	983
Professional services and marketing	10,339	5,188	2,037	1,827
Customer service costs	28,034	26,842	—	—
Other	14,303	14,706	397	376
Total noninterest expense	$106,916	$93,841	$14,161	$11,360

Noninterest expense in Banking was $51.8 million for the second quarter of 2025, compared to $49.3 million for the second quarter of 2024. The $2.5 million increase in noninterest expense was largely due to the $2.7 million increase in compensation and benefits expense and a $3.2 million increase in professional services and marketing expense, offset by a $3.1 million decrease in customer service costs. The $2.7 million increase in compensation and benefits expense was largely due to an increase in staffing levels as well as investments made to bring in and retain institutional knowledge needed to organize around the Company’s strategic initiatives and strengthen the Company going forward. Average Banking FTEs were 507.0 for the second quarter of 2025, compared to 490.2 for the year-ago quarter. The increase in professional services and marketing expense was largely due to consulting expense related to internal strategic initiatives.  The decrease in customer service costs was due to a decrease in the average balances of depository accounts receiving earnings credits as well as a decrease in the average rates paid on such accounts.

Noninterest expense in Wealth Management was $6.7 million for the second quarter of 2025, compared to $5.7 million for the year-ago quarter. The increase was due primarily to a $1.0 million increase in compensation and benefits expense, primarily due to higher commission expense.

Noninterest expense in Banking was $106.9 million for the six-month period ended June 30, 2025, compared to $93.8 million for the year-ago period. The $13.1 million increase in noninterest expense was largely due to a $8.4 million increase in compensation and benefits expense and a $5.1 million increase in professional services and marketing expense. The $8.4 million increase in compensation and benefit costs was largely due to an increase in staffing levels as well as investments made to bring in and retain institutional knowledge needed to organize around the Company’s strategic initiatives and strengthen the Company going forward. Average Banking FTEs were 505.2 for the six-month period ended June 30, 2025, compared to 491.3 for the year-ago period. Staffing levels had been maintained at reduced levels throughout 2024, prior to additions to the headcount being made in the first half of 2025 to help facilitate the Company’s strategic initiatives. The increase in professional services and marketing was largely attributable to increases in external accounting and information technology and infrastructure expenses.

Noninterest expense in Wealth Management was $14.2 million for the six-month period ended June 30, 2025, compared to $11.4 million for the year-ago period. The $2.8 million increase in noninterest expense in Wealth Management was largely due to an increase in compensation and benefits expense due to investments made to retain institutional knowledge in the competitive wealth management industry. Average Wealth Management FTEs were 57.4 for the six-month period ended June 30, 2025, compared to 62.6 for the year-ago period.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
June 30, 2025:
Cash and cash equivalents	$1,055,183	$18,119	$(17,688)	$1,055,614
Securities AFS, net	1,469,122	—	—	1,469,122
Securities HTM	663,807	—	—	663,807
Loans held for sale	476,727	—	—	476,727
Loans held for investment, net	7,510,763	—	—	7,510,763
Investment in FHLB stock	50,077	—	—	50,077
Accrued interest receivable	50,538	—	—	50,538
Deferred taxes	79,123	(3,141)	11,024	87,006
Premises and equipment	35,627	127	136	35,890
Real estate owned ("REO")	6,210	—	—	6,210
Bank owned life insurance	50,686	—	—	50,686
Core deposit intangibles	2,947	—	—	2,947
Other assets	106,875	578	21,522	128,975
Total assets	$11,557,685	$15,683	$14,994	$11,588,362

Deposits	$8,619,040	$—	$(25,347)	$8,593,693
Borrowings	1,669,315	—	—	1,669,315
Subordinated debt	—	—	173,490	173,490
Derivative liabilities	8,689	—	—	8,689
Intercompany balances	(1,030)	(2,096)	3,126	—
Accounts payable and other liabilities	72,837	3,051	16,661	92,549
Shareholders’ equity	1,188,834	14,728	(152,936)	1,050,626
Total liabilities and equity	$11,557,685	$15,683	$14,994	$11,588,362

December 31, 2024:
Cash and cash equivalents	$1,015,832	$20,668	$(20,368)	$1,016,132
Securities AFS, net	1,313,885	—	—	1,313,885
Securities HTM	712,105	—	—	712,105
Loans held for sale	1,285,819			1,285,819
Loans held for investment, net	7,909,091	—	—	7,909,091
Investment in FHLB stock	37,869	—	—	37,869
Accrued interest receivable	54,804	—	—	54,804
Deferred taxes	69,669	(3,004)	9,985	76,650
Premises and equipment	35,492	178	136	35,806
Real estate owned ("REO")	6,210	—	—	6,210
Bank owned life insurance	49,993			49,993
Core deposit intangibles	3,558	—	—	3,558
Derivative assets	5,086			5,086
Other assets	112,485	524	25,248	138,257
Total assets	$12,611,898	$18,366	$15,001	$12,645,265

Deposits	$9,898,339	$—	$(28,060)	$9,870,279
Borrowings	1,425,369	—	—	1,425,369
Subordinated debt	—	—	173,459	173,459
Intercompany balances	(1,031)	(2,046)	3,077	—
Accounts payable and other liabilities	100,549	2,406	19,840	122,795
Shareholders’ equity	1,188,672	18,006	(153,315)	1,053,363
Total liabilities and equity	$12,611,898	$18,366	$15,001	$12,645,265

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets or liabilities.

During the six-month period ended June 30, 2025, total assets decreased by $1.1 billion primarily due to decreases in total loans, offset by an increase in total investment securities. The decrease in total loans was largely due to the sale of $858 million in multifamily loans held for sale during the period. During the six-month period ended June 30, 2025, total liabilities decreased by $1.1 billion, primarily due to a decrease in deposits, offset by an increase in borrowings. Proceeds from the aforementioned loan sales were used to paydown high-cost deposits during the period. During the six-month period ended June 30, 2025, total shareholders’ equity remained relatively unchanged.

For additional information on the changes in total assets, liabilities, and shareholders’ equity, see “Overview” within this Item 2.

Cash and cash equivalents. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased by $39.5 million at June 30, 2025, compared to December 31, 2024. Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding including deposits and borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
June 30, 2025:
Collateralized mortgage obligations	$205,981	$—	$(1,562)	$—	$204,419
Agency mortgage-backed securities	1,093,563	243	(4,735)	—	1,089,071
Municipal bonds	48,749	—	(2,540)	—	46,209
SBA securities	7,945	4	(60)	—	7,889
Beneficial interests in FHLMC securitization	841	—	—	—	841
Corporate bonds	127,732	—	(7,380)	(651)	119,701
U.S. Treasury	999	6	(13)	—	992
Total	$1,485,810	$253	$(16,290)	$(651)	$1,469,122

December 31, 2024:
Collateralized mortgage obligations	$11,121	$—	$(1,279)	$—	$9,842
Agency mortgage-backed securities	1,126,861	2,308	(7,543)	—	1,121,626
Municipal bonds	48,921	—	(3,386)	—	45,535
SBA securities	9,236	2	(93)	—	9,145
Beneficial interest in FHLMC securitization	4,619	—	—	(3,377)	1,242
Corporate bonds	133,767	—	(7,193)	(757)	125,817
U.S. Treasury	700	—	(22)	—	678
Total	$1,335,225	$2,310	$(19,516)	$(4,134)	$1,313,885

Excluding allowance for credit losses, the increase in AFS securities in the six-month period ended June 30, 2025, was due primarily to the purchase of $701 million in securities, offset by $466 million in sales and $129 million in principal paydowns and maturities. The $701 million in securities purchased consisted of agency mortgage-backed securities and collateralized mortgage obligations. The $466 million in sales consisted solely of agency mortgage-backed securities. During the six-month period ended June 30, 2025, the net unrealized loss position of the portfolio improved from $17.2 million in net unrealized losses as of December 31, 2024, to $16.0 million in net unrealized losses as of June 30, 2025.

Securities held to maturity. The following table provides a summary of the Company’s HTM securities portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
June 30, 2025:
Agency mortgage-backed securities	$663,807	$—	$(59,440)	$—	$604,367
Total	$663,807	$—	$(59,440)	$—	$604,367

December 31, 2024:
Agency mortgage-backed securities	$712,105	$—	$(75,265)	$—	$636,840
Total	$712,105	$—	$(75,265)	$—	$636,840

The decrease in HTM securities in the six-month period ended June 30, 2025, was due to principal payments received. There were no purchases of investment securities or other additions to the portfolio during the six-month period ended June 30, 2025. During the six-month period ended June 30, 2025, the net unrealized loss position of the portfolio improved from $75.3 million in net unrealized losses as of December 31, 2024, to $59.4 million in net unrealized losses as of June 30, 2025. The decrease in net unrealized loss position of the portfolio was largely driven by the fall in the 10-year Treasury yield which is the benchmark that agency mortgage-backed securities follow. The 10-year Treasury yield fell 33 basis points to 4.30% as of June 30, 2025, from 4.63% as of December 31, 2024.

The scheduled maturities of securities AFS, and the related weighted average yields, were as follows, as of June 30, 2025:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
Amortized Cost:
Collateralized mortgage obligations	$—	$216	$417	$205,348	$205,981
Agency mortgage-backed securities	—	2,525	—	1,091,038	1,093,563
Municipal bonds	2,604	20,552	24,497	1,096	48,749
SBA securities	—	485	111	7,349	7,945
Beneficial interests in FHLMC securitization	—	841	—	—	841
Corporate bonds	3,005	57,969	61,236	5,522	127,732
U.S. Treasury	500	499	—	—	999
Total	$6,109	$83,087	$86,261	$1,310,353	$1,485,810
Weighted average yield	2.67%	5.53%	3.10%	5.34%	5.21%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$205	$394	$203,820	$204,419
Agency mortgage-backed securities	—	2,463	—	1,086,608	1,089,071
Municipal bonds	2,602	19,881	22,872	854	46,209
SBA securities	—	484	111	7,294	7,889
Beneficial interests in FHLMC securitization	—	841	—	—	841
Corporate bonds	2,932	56,452	56,578	4,390	120,352
U.S. Treasury	487	505	—	—	992
Total	$6,021	$80,831	$79,955	$1,302,966	$1,469,773

The scheduled maturities of securities HTM, and the related weighted average yields were as follows, as of June 30, 2025:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
June 30, 2025
Amortized Cost:
Agency mortgage-backed securities	$—	$5,752	$9,027	$649,028	$663,807
Total	$—	$5,752	$9,027	$649,028	$663,807
Weighted average yield	—%	1.08%	1.77%	2.22%	2.21%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$5,476	$8,329	$590,562	$604,367
Total	$—	$5,476	$8,329	$590,562	$604,367

See Note 3: Securities of the notes to the consolidated financial statements for additional information on our investment securities portfolio.

Loans. The following table sets forth our loans held for investment, by loan category, as of:

	June 30, 2025		December 31, 2024

		Percentage of		Percentage of
(dollars in thousands)	Amount	Total Loans	Amount	Total Loans
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$3,288,093	43.6%	$3,341,823	42.1%
Single family	822,508	10.9%	873,491	11.0%
Total real estate loans secured by residential properties	4,110,601	54.5%	4,215,314	53.1%
Commercial properties	818,738	10.8%	904,167	11.4%
Land and construction	43,361	0.6%	69,246	0.9%
Total real estate loans	4,972,700	65.9%	5,188,727	65.4%
Commercial and industrial loans	2,568,621	34.1%	2,746,351	34.6%
Consumer loans	1,544	0.0%	1,137	0.0%
Total loans	7,542,865	100.0%	7,936,215	100.0%
Premiums, discounts and deferred fees and expenses	5,458		5,178
Total	$7,548,323		$7,941,393

The table above excludes loans held for sale which totaled $0.5 billion at June 30, 2025 and $1.3 billion at December 31, 2024, and consisted entirely of multifamily loans which were reclassified from loans held for investment in August, 2024. Loans held for sale, net of deferred fees, are accounted for at the lower of amortized cost or fair value. During the six-month period ended June 30, 2025, $858 million principal balance in loans held for sale were sold.

Loans held for investment decreased by $393 million, as a result of loan fundings totaling $436 million, offset by loan payments and payoffs of $808 million, and reclassifications to loans held for sale of $20.5 million during the six-month period ended June 30, 2025.

At June 30, 2025, $3.3 billion of the loan portfolio consisted of multifamily loans.  Adjustable-rate and variable-rate loans comprised 85% of the portfolio and fixed-rate loans comprised 15% of the portfolio at June 30, 2025.  The portfolio consists principally of small-balance (average loan size of $3.9 million) loans on non-luxury essential housing apartment stock, with the average property consisting of 22 units.

At June 30, 2025, $819 million of the loan portfolio consisted of loans secured by commercial real estate properties, consisting of non-owner occupied and owner-occupied loans, respectively. Non-owner occupied CRE loans totaled approximately $528 million and consisted of a diversified mix of retail, office, hospitality, industrial, medical, and other real estate loans.

At June 30, 2025, $2.6 billion of the loan portfolio consisted of C&I loans consisting of commercial business lines of credit ($1.1 billion), municipal financing loans ($986 million), commercial business term loans ($367 million) and equipment finance loans ($110 million).

As of June 30, 2025, the combined loan portfolio (including those included in loans held for sale) is largely concentrated in the geographic markets in which we operate.  As of June 30, 2025, approximately 85.0% of the loans in the portfolio were made to borrowers who live and/or conduct business in California (70.2%), Florida (8.3%), Texas (5.1%), and Nevada (1.4%).

The following table presents contractual maturity information for loans held for investment, net of premiums, discounts and deferred fees and expenses as of June 30, 2025:

					Loans With a Scheduled
	Scheduled Maturity				Maturity After One Year
	Due in One Year	Due After One Year	Due After Five	Due After	Loans With	Loans With
(dollars in thousands)	or Less	Through Five Years	to 15 Years	15 Years	Fixed Rates	Adjustable Rates
Loans secured by real estate:
Residential properties:
Multifamily	$6,699	$9,953	$488,139	$2,789,123	$474,643	$2,812,572
Single family	957	5,298	6,898	812,684	60,421	764,459
Total real estate loans secured by residential properties	7,656	15,251	495,037	3,601,807	535,064	3,577,031
Commercial properties	111,080	345,884	251,233	110,145	407,695	299,566
Land and construction	33,896	5,227	—	4,194	5,053	4,369
Total real estate loans	152,632	366,362	746,270	3,716,146	947,812	3,880,966
Commercial and industrial loans	207,642	1,339,831	318,174	699,717	1,316,682	1,041,040
Consumer loans	1,428	44	1	76	63	58
Total loans held for investment, net	$361,702	$1,706,237	$1,064,445	$4,415,939	$2,264,557	$4,922,064

See Note 4: Loans of the notes to the consolidated financial statements for additional information on our loan portfolio.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	June 30, 2025		December 31, 2024
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$1,467,203	—	$1,956,628	—
Interest-bearing	1,672,287	2.99%	1,995,397	3.29%
Money market and savings	3,604,909	3.55%	3,524,801	3.60%
Certificates of deposit	1,849,294	4.50%	2,393,453	4.72%
Total	$8,593,693	3.04%	$9,870,279	3.09%

Total deposits decreased by approximately $1.3 billion to $8.6 billion at June 30, 2025, compared to $9.9 billion at December 31, 2024. During the six-month period ended June 30, 2025, higher-cost specialty deposits, largely consisting of MSR and servicing deposit accounts, decreased by approximately $826 million, with $540 million of the decrease occurring in the month of June, 2025. In addition, during the six-month period ended June 30, 2025, high-cost brokered deposits decreased by approximately $591 million. Finally, during the six-month period ended June 30, 2025, retail branch, digital banking, and corporate deposits increased by approximately $141 million.

At June 30, 2025, the deposit mix consisted of the following:  noninterest-bearing (17%), interest-bearing (19%), money market and savings (42%), certificates of deposit (22%).  At December 31, 2024, the deposit mix consisted of the following:  noninterest-bearing (20%), interest-bearing (20%), money market and savings (36%), certificates of deposit (24%).  The weighted average rates of all interest-bearing deposits decreased compared to December 31, 2024.  Combined weighted average rate for all deposit account categories decreased to 3.04% at June 30, 2025, compared to 3.09% at December 31, 2024.

At June 30, 2025, deposits by channel consisted of the following:  retail branches (29%), specialty banking (27%), digital banking (12%), and wholesale (22%).  At December 31, 2024, deposits by channel consisted of the following: retail branches (26%), specialty banking (32%), digital banking (9%), and wholesale (33%).

The Bank may utilize brokered deposits (included in wholesale channel) as a source of funding and as a component of its overall liquidity management process. The Bank held brokered deposits totaling $2.6 billion and $3.2 billion at June 30, 2025 and December 31, 2024, respectively including insured cash sweep (“ICS”) accounts totaling $1.0 billion at June 30, 2025 and December 31, 2024, which are classified as brokered deposit accounts for regulatory reporting purposes.  The weighted average rates paid on non-ICS and ICS brokered deposit balances were 4.38% and 2.74%, respectively for accounts held at June 30, 2025.  The weighted average rates paid on non-ICS and ICS brokered deposit balances were 4.15% and 3.10%, respectively for accounts held at December 31, 2024.

Large depositor relationships, consisting of deposit relationships which exceed 2% of total deposits, accounted for, in the aggregate, 13.4% and 19.7% of our total deposits as of June 30, 2025 and December 31, 2024, respectively. The composition of our large depositor relationships includes mortgage servicing clients who have maintained long-term depository relationships with us.  The balances in these depository accounts are subject to seasonal inflows and outflows, common in the mortgage servicing industry.

The deposits held by the Bank are insured by the FDIC Deposit Insurance Fund up to applicable limits. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions, and credit unions to $250,000 per depositor.  Insured and collateralized deposits comprised approximately 85% of total deposits at June 30, 2025.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

	June 30, 2025	December 31, 2024

(dollars in thousands)	Amount	Amount
Uninsured deposits	$1,930,692	$2,401,646

The following table sets forth the maturity distribution of certificates of deposit as of June 30, 2025:

		Over Three	Over Six
Large Denomination Certificates of Deposit	Three Months	Months Through	Months Through	Over
Maturity Distribution	or Less	Six Months	Twelve Months	Twelve Months	Total
Certificates of deposit of $250,000 or less	$223,599	$177,755	$476,420	$769,851	$1,647,625
Certificates of deposit of more than $250,000	65,181	59,578	76,369	541	201,669
Total	$288,780	$237,333	$552,789	$770,392	$1,849,294

Borrowings.  At June 30, 2025, our borrowings consisted of $1.0 billion in FHLB putable advances at the Bank, $650 million of FHLB term advances at the Bank, and $19 million in repurchase agreements at the Bank.  At December 31, 2024, our borrowings consisted of $1.0 billion in FHLB putable advances at the Bank, $400 million of FHLB term advances at the Bank, and $25 million in repurchase agreements at the Bank.

The average balance of borrowings and the weighted average interest rate on such borrowings were $1.6 billion and 4.12%, respectively for six-month period ended June 30, 2025. The average balance of borrowings and the weighted average interest rate on such borrowings were $1.5 billion and 4.09%, respectively for the year ended December 31, 2024.   At June 30, 2025, total borrowings represented 14.4% of total assets, compared to 11.3% at December 31, 2024.

As of June 30, 2025, our unused borrowing capacity was $2.1 billion, which consisted of $1.9 billion in available lines of credit with the FHLB and the Federal Reserve Bank’s discount window, $240 million in borrowing capacity through unsecured federal funds lines with six correspondent financial institutions, and $20 million in available borrowing capacity through a line of credit arrangement that our holding company maintains with an unaffiliated lender. For additional information about borrowings, see Note 10: Borrowings to the consolidated financial statements.

Subordinated debt. At June 30, 2025 and December 31, 2024, FFI had two issuances of subordinated notes with an aggregate carrying value of $173 million. For additional information about subordinated debt, see Note 11: Subordinated Debt to the consolidated financial statements.

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

			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
June 30, 2025:
Real estate loans:
Residential properties	$10,858	$—	$—	$18,779	$29,637	$4,090,114	$4,119,751
Commercial properties	3,180	—	355	6,006	9,541	808,801	818,342
Land and construction	—	—	—	—	—	43,317	43,317
Commercial and industrial loans	637	168	—	9,842	10,647	2,554,717	2,565,364
Consumer loans	—	—	—	—	—	1,549	1,549
Total	$14,675	$168	$355	$34,627	$49,825	$7,498,498	$7,548,323
Percentage of total loans	0.19%	0.00%	0.00%	0.46%	0.66%

December 31, 2024:
Real estate loans:
Residential properties	$7,083	$—	$—	$23,324	$30,407	$4,193,994	$4,224,401
Commercial properties	7,944	428	12,900	7,946	29,218	874,463	903,681
Land and construction	—	—	—	—	—	69,134	69,134
Commercial and industrial loans	997	617	—	9,174	10,788	2,732,226	2,743,014
Consumer loans	—	—	—	—	—	1,163	1,163
Total	$16,024	$1,045	$12,900	$40,444	$70,413	$7,870,980	$7,941,393
Percentage of total loans	0.20%	0.01%	0.16%	0.51%	0.89%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
June 30, 2025
Real estate loans:
Residential properties	$1,363	$17,416
Commercial properties	585	5,421
Commercial and industrial loans	9,834	8
Total	$11,782	$22,845

December 31, 2024
Real estate loans:
Residential properties	$1,420	$21,904
Commercial properties	3,449	4,497
Commercial and industrial loans	9,174	—
Total	$14,043	$26,401

Nonaccrual loans totaled $34.6 million as of June 30, 2025, compared to $40.4 million as of December 31, 2024.  The ratio of nonaccrual loans to total loans outstanding (including LHFS) was 0.43% at June 30, 2025 and December 31, 2024, respectively.

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans held for investment for the periods indicated:

		Provision
	Beginning	(Reversal) for			Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended June 30, 2025:
Real estate loans:
Residential properties	$6,544	$236	$—	$—	$6,780
Commercial properties	5,861	529	—	—	6,390
Land and construction	46	47	—	—	93
Commercial and industrial loans	22,739	1,680	(492)	357	24,284
Consumer loans	10	3	—	—	13
Total	$35,200	$2,495	$(492)	$357	$37,560

Net (charge-offs) recoveries					$(135)
Net (charge-offs) recoveries to average loans					0.006%

Six Months Ended June 30, 2025
Real estate loans:
Residential properties	$7,216	$(442)	$—	$6	$6,780
Commercial properties	6,683	(293)	—	—	6,390
Land and construction	61	32	—	—	93
Commercial and industrial loans	18,333	6,284	(895)	562	24,284
Consumer loans	9	4	—	—	13
Total	$32,302	$5,585	$(895)	$568	$37,560

Net (charge-offs) recoveries					$(327)
Net (charge-offs) recoveries to average loans					0.01%

Three months ended June 30, 2024:
Real estate loans:
Residential properties	$8,374	$639	$—	$—	$9,013
Commercial properties	4,597	1,489	—	—	6,086
Land and construction	66	11	—	—	77
Commercial and industrial loans	16,251	(1,930)	(369)	152	14,104
Consumer loans	7	8	—	—	15
Total	$29,295	$217	$(369)	$152	$29,295

Net (charge-offs) recoveries					$(217)
Net (charge-offs) recoveries to average loans					0.01%

Six Months Ended June 30, 2024:
Real estate loans:
Residential properties	$9,921	$(908)	$—	$—	$9,013
Commercial properties	4,148	1,938	—	—	6,086
Land and construction	332	(255)	—	—	77
Commercial and industrial loans	14,796	(133)	(862)	303	14,104
Consumer loans	8	6	—	1	15
Total	$29,205	$648	$(862)	$304	$29,295

Net (charge-offs) recoveries					$(558)
Net (charge-offs) recoveries to average loans					0.01%

The allowance for credit losses for loans held for investment totaled $37.6 million as of June 30, 2025, compared to $29.3 million at June 30, 2024 and $32.3 million as of December 31, 2024.  Our ACL for loans held for investment represented 0.50% of total loans held for investment outstanding at June 30, 2025, compared to 0.29% of total loans held for investment outstanding at June 30, 2024 and 0.41% of total loans held for investment outstanding at December 31, 2024.  Our ACL for loans held for investment represented 108% of total nonaccrual loans outstanding at June 30, 2025, compared to 155% of total nonaccrual loans outstanding at June 30, 2024 and 80% of total nonaccrual loans outstanding at December 31, 2024, respectively.  Activity for the six-month period ended June 30, 2025 included provision for credit losses of $5.6 million, charge-offs of $895 thousand, and recoveries of $568 thousand.  The $5.3 million in provision recorded (net of charge-offs and recoveries) primarily reflects higher reserves for the commercial loan portfolio due to increased model-calculated loss factors.

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

Liquidity

Liquidity management focuses on our ability to generate, on a timely and cost-effective basis, cash sufficient to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. Liquidity management also includes the ability to manage unplanned decreases or changes in funding sources, as well as abnormal and unexpected needs. To meet such abnormal and unexpected needs, lines of credit are maintained with the FHLB, the Federal Reserve Bank, and correspondent banks.  Liquidity management is both a daily and long-term function of funds management. Liquidity management takes into consideration liquid assets, which includes: cash and cash equivalents; unencumbered eligible investment securities; and investment securities pledged under the Federal Reserve Bank’s discount window program which can be drawn at-will. Liquidity management also takes into consideration available liquidity sources such as available unused funds from both the FHLB and Federal Reserve Bank credit lines. The Bank’s Federal Reserve Bank credit line is secured by pledged collateral in the form of qualifying loans and investment securities. As of June 30, 2025, the Bank had secured unused borrowing capacity of $1.3 billion under this agreement. The Bank’s unused borrowing capacity with the FHLB as of June 30, 2025 was $0.6 billion. The Bank had a total of $240 million in unused borrowing capacity available through its correspondent bank lines of credit as of June 30, 2025.

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, proceeds from borrowings, and sales of FFI common stock. The remaining balances of the Bank’s lines of credit available to draw down totaled $2.1 billion at June 30, 2025.

We believe our liquid assets and available liquidity sources are sufficient to meet current funding needs and that we have the ability to manage unplanned decreases or changes in funding sources, as well as abnormal and unexpected needs. We regularly monitor liquidity to ensure levels are in compliance with minimum requirements established by our Board of Directors. As of June 30, 2025, our available liquidity ratio was 42.0%, which is above our minimum policy requirement of 25%. We regularly model liquidity stress scenarios to ensure that adequate liquidity is available, and have contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

Cash Flows from Operating Activities. During the six-month period ended June 30, 2025, operating activities used net cash of $20.2 million. Changes in accrued interest receivable and other assets as well as changes in accounts payable and other liabilities accounted for most of the cash flows used in operating activities.

Cash Flows from Investing Activities. During the six-month period ended June 30, 2025, investing activities provided net cash of $1.1 billion, primarily due to $807 million in net proceeds from the sale of loans held for sale and $399 million in reduced loan balances, offset by $0.1 billion in proceeds on sale of securities and maturities of securities, net of purchases.

Cash Flows from Financing Activities. During the six-month period ended June 30, 2025, financing activities used net cash of $1.0 billion, consisting primarily of a net decrease of $1.3 billion in deposits, offset by a net increase of $0.3 billion in FHLB and FRB advances.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At June 30, 2025 and December 31, 2024, the loan-to-deposit ratios at FFB were 93.4%, and 93.5%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of June 30, 2025:

(dollars in thousands)
Commitments to fund new loans	$15,995
Commitments to fund under existing loans, lines of credit	970,296
Commitments under standby letters of credit	25,364

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of June 30, 2025, FFB was obligated on $126 million of letters of credit, consisting of a $116 million letter of credit to Freddie Mac as collateral for the 2024 and 2025 multifamily loan sale/securitization, and a $10 million letter of credit to the FHLB used as collateral for public fund deposits.

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

We assess our interest rate exposure within our major balance sheet categories individually, as well as in our balance sheet holistically, focusing on the interest rate sensitivity of our assets and liabilities.  Our processes identify potential areas of vulnerability, particularly those influenced by fluctuations in market interest rates.  Our IRR assessment process considers the repricing and liquidity characteristics of various financial instruments, including loans, investment securities, deposits, and borrowings.  We establish a desired risk profile that aligns with our strategic goals and the prevailing interest rate environment.  This profile considers factors such as the mix of fixed and floating rate assets and liabilities, taking into account our outlook on interest rates.  We set clear policy limits and guidelines that guide our IRR management strategies, consistent with regulatory guidance.  We employ various strategies to mitigate IRR by managing our asset and liability mix, including adjusting the duration of our assets to align with our liabilities.  Our IRR management process is dynamic and includes regular monitoring and review.  Our management team conducts ongoing assessments of asset and liability maturities and repricing characteristics, ensuring they remain consistent with our desired risk profile.  By proactively identifying, assessing, and managing IRR, we aim to maintain stability of our financial performance, protect interests of our stakeholders, and ensure our continued ability to meet the financial needs of our customers.

The following table sets forth the interest-earning assets and interest-bearing liabilities on the basis of when they reprice or mature as of June 30, 2025:

	Less than	From 1 to	From 3 to
(dollars in thousands)	1 year	3 Years	5 Years	Over 5 Years	Total
Interest-earnings assets:
Cash equivalents	$1,053,128	$—	$—	$—	$1,053,128
Securities, FHLB stock	690,494	350,392	269,754	829,475	2,140,115
Loans, including LHFS	3,659,284	2,629,082	910,177	735,596	7,934,139
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	(2,204,916)	(261,592)	(37,736)	(6,583)	(2,510,827)
Money market and savings	(2,505,382)	(938,210)	(133,970)	(26,712)	(3,604,274)
Certificates of deposit	(1,085,044)	(739,114)	(113,450)	(4)	(1,937,612)
Borrowings	(269,315)	(400,000)	(1,000,000)	—	(1,669,315)
Net: Current Period	$(661,751)	$640,558	$(105,225)	$1,531,772	$1,405,354
Net: Cumulative	$(661,751)	$(21,193)	$(126,418)	$1,405,354

As of June 30, 2025, the Company is considered liability sensitive as exhibited by the table above. However, the extent to which our net interest margin will be impacted by changes in prevailing interest rates will depend on a number of factors, including how quickly interest-earning assets and interest-bearing liabilities react to interest rate changes. It is not uncommon for rates on certain assets or liabilities to lag behind changes in the market rates of interest. Additionally, prepayments of loans and early withdrawals of certificates of deposit could cause interest sensitivities to vary. As a result, the relationship or “gap” between interest-earning assets and interest-bearing liabilities, as shown in the above table, is only a general indicator of interest rate sensitivity and the effect of changing rates of interest on our net interest income is likely to be different from that predicted solely on the basis of the interest rate sensitivity analysis set forth in the above table.

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

The NII simulation is used to measure and evaluate potential changes in our net interest income resulting from changes in interest rates.  The model measures the impact over a range of instantaneous shocks in 100 basis points increments to our net interest income over a 12-month forecast period.  The Board-approved limits on NII sensitivity and the actual computed changes to our NII based on the +/- 100 and +/- 200 basis points hypothetical interest rate scenarios as of June 30, 2025 are shown below:

	Estimated Increase
	(Decrease) in Net
Assumed Instantaneous Change in Interest Rates	Interest Income	Board Limits
+ 100 basis points	(9.16)%	(20.00)%
+ 200 basis points	(16.31)%	(25.00)%
- 100 basis points	(0.36)%	(10.00)%
- 200 basis points	(1.39)%	(20.00)%

The modeled one-year NII results indicate that the Bank is more earnings sensitive in the rising rate shock scenarios of 100 through 200 basis points. The NII modeled results above are in compliance with the IRR limits.

The EVE measures the sensitivity of our market value equity to simultaneous changes in interest rates.  EVE is derived by subtracting the economic value of the Bank’s liabilities from the economic value of its assets, assuming current and hypothetical interest rate environments.  EVE is based on all of the future cash flows expected to be generated by the Bank’s current balance sheet, discounted to derive the economic value of the Bank’s assets and liabilities.  These cash flows may change depending on the assumed interest rate environment and the resulting changes in other assumptions, such as prepayment speeds.  The Bank has established IRR limits which specify the maximum EVE sensitivity allowed under current interest rates and for a range of hypothetical interest rate scenarios each in 100 basis point increments.  The hypothetical scenarios are represented by immediate, permanent, parallel movements in the term structure of interest rates.  The Board-approved limits on EVE sensitivity and the actual computed changes to our EVE based on the +/- 100 and +/- 200 basis points hypothetical interest rate scenarios as of June 30, 2025 are shown below:

	Estimated Increase
	(Decrease)
	in Economic
Assumed Instantaneous Change in Interest Rates	Value of Equity	Board Limits
+ 100 basis points	(3.99)%	(15.00)%
+ 200 basis points	(10.92)%	(25.00)%
- 100 basis points	(0.62)%	(15.00)%
- 200 basis points	(3.12)%	(20.00)%

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
June 30, 2025:
Common equity tier 1 ratio	$923,967	11.08%	$375,354	4.50%
Tier 1 Leverage ratio	1,011,616	8.29%	488,248	4.00%
Tier 1 risk-based capital ratio	1,011,616	12.13%	500,472	6.00%
Total risk-based capital ratio	1,226,565	14.70%	667,296	8.00%

December 31, 2024:
Common equity tier 1 ratio	$919,044	10.09%	$410,043	4.50%
Tier 1 Leverage ratio	1,006,693	7.59%	530,338	4.00%
Tier 1 risk-based capital ratio	1,006,693	11.05%	546,724	6.00%
Total risk-based capital ratio	1,215,691	13.34%	728,966	8.00%

FFB
June 30, 2025:
Common equity tier 1 ratio	$1,156,088	13.91%	$373,891	4.50%	$540,065	6.50%
Tier 1 Leverage ratio	1,156,088	9.49%	487,266	4.00%	609,082	5.00%
Tier 1 risk-based capital ratio	1,156,088	13.91%	498,522	6.00%	664,696	8.00%
Total risk-based capital ratio	1,197,547	14.41%	664,696	8.00%	830,870	10.00%

December 31, 2024:
Common equity tier 1 ratio	$1,147,475	12.64%	$408,553	4.50%	$590,132	6.50%
Tier 1 Leverage ratio	1,147,475	8.67%	529,373	4.00%	661,717	5.00%
Tier 1 risk-based capital ratio	1,147,475	12.64%	544,737	6.00%	726,316	8.00%
Total risk-based capital ratio	1,183,015	13.03%	726,316	8.00%	907,895	10.00%

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

As of June 30, 2025, the amount of capital at FFB in excess of amounts required to be well capitalized for purposes of the prompt corrective action regulations was $616 million for the common equity tier 1 ratio, $547 million for the leverage ratio, $491 million for the tier 1 risk-based capital ratio and $367 million for the total risk-based capital ratio.

The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024. During the quarter and six-month periods ended June 30, 2025 there were no dividends declared or paid.

We had no material commitments for capital expenditures as of June 30, 2025. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock or other securities on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations. See Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 for information regarding the impact that future sales of our common stock may have on the share ownership of our existing stockholders.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of June 30, 2025, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2025, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, as a result of the material weakness in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

We are actively implementing corrective measures, including hiring additional personnel and enhancing our financial oversight processes to address the material weakness in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.  These measures include engaging with a professional services firm during the second quarter of 2025 to assist management with the material weakness pertaining to the allowance for credit loss (“ACL”) as noted in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.  The scope of the engagement included:  (1) assessment of the current state ACL process, documentation, control activities, and estimation risk factors; (2) identification of gaps, associated recommendations, and a plan to address such gaps; (3) documenting the existing ACL process documentation; and (4) identifying, implementing, and documenting enhancements to the ACL process during the second half of 2025.  Management expects the scope of the work to address the ACL deficiencies.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2022, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company may repurchase up to $75 million of its common stock. This plan has no stated expiration date. This stock repurchase program replaces and supersedes the stock repurchase program approved by the Board of Directors on October 30, 2018, which had authorized the Company to repurchase up to 2,200,000 shares of its common stock. No shares were repurchased by the Company during the three months ended June 30, 2025.

ITEM 5.OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the second quarter of 2025.

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

FIRST FOUNDATION INC. (Registrant)

Dated: August 11, 2025	By:	/s/ JAMES BRITTON
James Britton
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

S-1