Form 10-Q
period 2025-09-30
First Foundation Inc.
filed 2025-11-10
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 5, 2025, the registrant had 82,884,401 shares of common stock, $0.001 par value per share, outstanding.

FIRST FOUNDATION INC.

QUARTERLY REPORT ON FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

(i)

PART I — FINANCIAL INFORMATION

ITEM 1.FINANCIAL STATEMENTS

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
	(unaudited)
ASSETS
Cash and cash equivalents	$1,726,969	$1,016,132

Securities available-for-sale ("AFS"), at fair value (amortized cost of $1,556,876 and $1,335,225 at September 30, 2025 and December 31, 2024 respectively; net of allowance for credit losses of $634 and $4,134 at September 30, 2025 and December 31, 2024 respectively)	1,555,139	1,313,885
Securities held-to-maturity ("HTM") (fair value of $597,294 and $636,840 at September 30, 2025 and December 31, 2024, respectively)	647,619	712,105
Loans held for sale ("LHFS")	467,277	1,285,819
Loans held for investment	7,302,415	7,941,393
Less: Allowance for credit losses	(101,913)	(32,302)
Total loans held for investment, net	7,200,502	7,909,091

Investment in Federal Home Loan Bank ("FHLB") stock	43,616	37,869
Accrued interest receivable	45,103	54,804
Deferred taxes, net	—	76,650
Premises and equipment, net	35,420	35,806
Real estate owned ("REO")	6,210	6,210
Bank owned life insurance	51,044	49,993
Core deposit intangibles	2,672	3,558
Derivative assets	—	5,086
Other assets	128,473	138,257
Total Assets	$11,910,044	$12,645,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$9,293,071	$9,870,279
Borrowings	1,422,063	1,425,369
Subordinated debt	173,506	173,459
Derivative liabilities	9,081	—
Accounts payable and other liabilities	94,412	122,795
Total Liabilities	10,992,133	11,591,902

Shareholders’ Equity
Preferred stock, $0.001 par value, 29,521 shares issued and outstanding at September 30, 2025 and 29,811 shares issued and outstanding at December 31, 2024	86,797	87,649
Common stock, $0.001 par value; 200,000,000 shares authorized at September 30, 2025 and December 31, 2024; 82,679,097 shares and 82,365,388 shares issued and outstanding, respectively	83	82
Additional paid-in-capital	854,880	849,509
Retained (deficit) earnings	(22,079)	125,038
Accumulated other comprehensive loss	(1,770)	(8,915)
Total Shareholders’ Equity	917,911	1,053,363
Total Liabilities and Shareholders’ Equity	$11,910,044	$12,645,265

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED

(In thousands, except share and per share amounts)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Interest income:
Loans	$93,054	$120,285	$299,720	$358,973
Securities	24,933	21,375	69,674	59,124
FHLB Stock, fed funds sold and interest-bearing deposits	16,750	15,496	44,210	40,426
Total interest income	134,737	157,156	413,604	458,523

Interest expense:
Deposits	71,942	89,135	212,579	275,015
Borrowings	14,744	17,182	47,698	47,044
Subordinated debt	1,973	1,720	5,368	5,130
Total interest expense	88,659	108,037	265,645	327,189

Net interest income	46,078	49,119	147,959	131,334

Provision for credit losses	65,045	282	70,828	53

Net interest income after provision for credit losses	(18,967)	48,837	77,131	131,281

Noninterest income:
Asset management, consulting and other fees	8,638	9,162	26,158	26,959
(Loss) gain on sale of loans	—	(13)	(10,405)	665
Gain on sale of securities available-for-sale	1,228	—	5,930	1,204
Capital market activities	4,698	(117,517)	7,240	(115,844)
Gain on sale of REO	—	—	—	679
Other income	2,955	2,788	9,537	7,098
Total noninterest income	17,519	(105,580)	38,460	(79,239)

Noninterest expense:
Compensation and benefits	23,713	20,009	71,711	58,511
Occupancy and depreciation	8,939	9,013	25,717	27,126
Professional services and marketing costs	6,838	5,095	19,984	12,152
Customer service costs	9,068	18,954	37,102	45,796
Other expenses	8,924	7,154	24,614	22,878
Total noninterest expense	57,482	60,225	179,128	166,463

Loss before income taxes	(58,930)	(116,968)	(63,537)	(114,421)
Income tax expense (benefit)	87,393	(34,794)	83,580	(36,125)
Net loss	$(146,323)	$(82,174)	$(147,117)	$(78,296)

Net loss per share:
Basic	$(1.78)	$(1.23)	$(1.79)	$(1.30)
Diluted	$(1.78)	$(1.23)	$(1.79)	$(1.30)
Shares used in computation:				—
Basic	82,424,884	66,992,701	82,395,045	60,025,852
Diluted	82,424,884	66,992,701	82,395,045	60,025,852

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY - UNAUDITED

(In thousands, except share amounts)

	Common Stock		Preferred Stock		Convertible Warrants		Additional		Accumulated Other
	Number		Number		Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	of Warrants	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2024	82,365,388	$82	29,811	$87,649	6	51,004	$798,505	$125,038	$(8,915)	$1,053,363
Net loss	—	—	—	—	—	—	—	(147,117)	—	(147,117)
Other comprehensive income	—	—	—	—	—	—	—	—	7,145	7,145
Stock based compensation	—	—	—	—	—	—	5,371	—	—	5,371
Issuance of common stock:
Stock grants – vesting of restricted stock units	32,312	—	—	—	—	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(8,603)	—	—	—	—	—	—	—	—	—
Conversion of preferred shares to common shares	290,000	1	(290)	(852)	—	—	—	—	—	(851)
Balance: September 30, 2025	82,679,097	$83	29,521	$86,797	6	$51,004	$803,876	$(22,079)	$(1,770)	$917,911

Balance: June 30, 2025	82,386,071	$82	29,811	$87,649	6	$51,004	$801,978	$124,244	$(14,331)	$1,050,626
Net loss	—	—	—	—	—	—	—	(146,323)	—	(146,323)
Other comprehensive income	—	—	—	—	—	—	—	—	12,561	12,561
Stock based compensation	—	—	—	—	—	—	1,898	—	—	1,898
Issuance of common stock:
Stock grants – vesting of restricted stock units	3,026	—	—	—	—	—	—	—	—	—
Conversion of preferred shares to common shares	290,000	1	(290)	(852)	—	—	—	—	—	(851)
Balance: September 30, 2025	82,679,097	$83	29,521	$86,797	6	$51,004	$803,876	$(22,079)	$(1,770)	$917,911

Balance: December 31, 2023	56,467,623	56	—	—	—	—	720,899	218,575	(14,187)	925,343
Net loss	—	—	—	—	—	—	—	(78,296)	—	(78,296)
Other comprehensive income	—	—	—	—	—	—	—	—	8,697	8,697
Stock based compensation	—	—	—	—	—	—	845	—	—	845
Cash dividend	—	—	—	—	—	—	—	(1,131)	—	(1,131)
Issuance of common stock:
Stock grants – vesting of restricted stock units	97,780	1	—	—	—	—	—	—	—	1
Issuance of common stock	11,308,676	11	—	—	—	—	35,307	—	—	35,318
Issuance of preferred shares	—	—	44,301	138,462	—	—	—	—	—	138,462
Issuance of warrants	—	—	—	—	6	54,219	—	—	—	54,219
Issuance costs	—	—	—	(8,210)	—	(3,215)	(2,094)	—	—	(13,519)
Repurchase of shares from restricted shares vesting	(18,995)	—	—	—	—	—	(142)	—	—	(142)
Balance: September 30, 2024	67,855,084	$68	44,301	$130,252	6	$51,004	$754,815	$139,148	$(5,490)	$1,069,797

Balance: June 30, 2024	56,543,382	$57	—	$—	—	$—	$721,814	$221,321	$(9,948)	$933,244
Net loss	—	—	—	—	—	—	—	(82,174)	—	(82,174)
Other comprehensive income	—	—	—	—	—	—	—	—	4,458	4,458
Stock based compensation	—	—	—	—	—	—	(212)	—	—	(212)
Issuance of common stock:
Stock grants – vesting of restricted stock units	3,026	—	—	—	—	—	—	1	—	1
Issuance of common stock	11,308,676	11	—	—	—	—	35,307	—	—	35,318
Issuance of preferred shares	—	—	44,301	138,462	—	—	—	—	—	138,462
Issuance of warrants	—	—	—	—	6	54,219	—	—	—	54,219
Issuance costs	—	—	—	(8,210)	—	(3,215)	(2,094)	—	—	(13,519)
Balance: September 30, 2024	67,855,084	$68	44,301	$130,252	6	$51,004	$754,815	$139,148	$(5,490)	$1,069,797

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF

COMPREHENSIVE INCOME (LOSS) - UNAUDITED

(In thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(146,323)	$(82,174)	$(147,117)	$(78,296)
Other comprehensive income, net of tax:
Unrealized holding gains on securities arising during the period	13,780	15,874	17,934	14,908
Reclassification adjustment for gain included in net income	(869)	—	(4,195)	(852)
Total change in unrealized gain on available-for-sale securities	12,911	15,874	13,739	14,056
Unrealized loss on cash flow hedge arising during this period	(252)	(11,391)	(6,012)	(3,940)
Reclassification adjustment for gain included in net income	—	—	—	(1,184)
Total change in unrealized loss on cash flow hedge	(252)	(11,391)	(6,012)	(5,124)
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(98)	(25)	(582)	(235)
Total other comprehensive income	12,561	4,458	7,145	8,697
Total comprehensive loss	$(133,762)	$(77,716)	$(139,972)	$(69,599)

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED

(In thousands)

	For the Nine Months Ended
	September 30,
	2025	2024
Cash Flows from Operating Activities:
Net loss	$(147,117)	$(78,296)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Provision for credit losses - loans	71,617	1,358
Provision (reversal) for credit losses - securities AFS	(139)	(921)
Stock–based compensation expense	4,519	845
Depreciation and amortization	3,307	3,604
Deferred tax benefit	(20,412)	(41,801)
Valuation allowance on deferred tax asset	94,715	—
Amortization of premium (discount) on securities	3,491	(10,513)
Amortization of core deposit intangible	886	1,060
Amortization of mortgage servicing rights - net	3,804	1,497
Gain on sale of REO	—	(679)
Loss (gain) on sale of loans	10,405	(665)
Gain on sale of securities available-for-sale	(5,930)	(1,204)
Loss (gain) from hedging activities	7,110	(1,672)
LHFS LOCOM adjustment at time of transfer	—	136,683
Change in fair value of LHFS	(20,142)	(19,167)
Amortization of OCI - securities transfer to HTM	(582)	(235)
Decrease in accrued interest receivable and other assets	15,023	16,283
(Decrease) increase in accounts payable and other liabilities	(28,188)	6,129
Net cash (used in) provided by operating activities	(7,633)	12,306
Cash Flows from Investing Activities:
Net decrease in loans	658,773	173,697
Proceeds from sale of loans	806,919	8,770
Proceeds from sale of REO	—	2,850
Purchase of premises and equipment	(3,007)	(2,362)
Disposals of premises and equipment	86	37
Proceeds from sale of land	—	1,650
Loss on sale of land	—	391
Purchases of securities AFS	(1,023,518)	(1,771,075)
Proceeds from sale of securities available-for-sale	668,515	749,020
Maturities of securities AFS	136,973	452,464
Maturities of securities HTM	63,303	53,919
Impairment of securities AFS	(3,361)	—
Net increase in FHLB stock	(5,747)	(13,197)
Net cash provided by (used in) investing activities	1,298,936	(343,836)
Cash Flows from Financing Activities:
Decrease in deposits	(577,208)	(384,328)
Proceeds from FHLB & FRB advances	1,600,000	2,793,476
Repayments on FHLB & FRB advances	(1,600,000)	(2,471,846)
Net increase in subordinated debt	47	47
Net decrease in repurchase agreements	(3,306)	(39,233)
Dividends paid	—	(1,131)
Proceeds from issuance of common stock	1	35,318
Proceeds from issuance of preferred stock	—	138,462
Proceeds from issuance of convertible warrants	—	54,219
Equity issuance costs	—	(13,519)
Repurchase of stock	—	(142)
Net cash (used in) provided by financing activities	(580,466)	111,323
Increase (decrease) in cash and cash equivalents	710,837	(220,207)
Cash and cash equivalents at beginning of year	1,016,132	1,326,629
Cash and cash equivalents at end of period	$1,726,969	$1,106,422
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$—	$197
Interest	238,492	280,746
Noncash transactions:
Transfer of loans to loans held for sale	$—	$136,684
Conversion of preferred stock into common stock	852	—
Right of use lease assets and liabilities recognized	1,336	7,372
Chargeoffs against allowance for credit losses - loans	1,565	1,226
Chargeoffs against allowance for credit losses - securities	3,361	—
Mortgage servicing rights from loan sales	2,574	—

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Principles of Consolidation

First Foundation Inc. (“FFI”) is a financial services holding company whose operations are conducted through its wholly owned subsidiaries:  First Foundation Advisors (“FFA”) and First Foundation Bank (“FFB” or the “Bank”) and the wholly owned subsidiaries of FFB, First Foundation Public Finance (“FFPF”), and Blue Moon Management, LLC (collectively the “Company”).  FFI also has two inactive wholly owned subsidiaries, First Foundation Consulting and First Foundation Advisors, LLC.  FFI is incorporated in the state of Delaware.  The corporate headquarters for FFI is located in Irving, Texas.  The Company provides a comprehensive platform of financial services to individuals, businesses and other organizations and has offices in California, Nevada, Florida, Texas, and Hawaii.

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

The accompanying unaudited consolidated financial statements include the accounts of the Company as of September 30, 2025 and December 31, 2024, and for the nine months ended September 30, 2025 and 2024, and include all information and footnotes required for interim financial reporting presentation.  All intercompany accounts and transactions have been eliminated in consolidation. The results for the 2025 interim periods are not necessarily indicative of the results expected for the full year.  These financial statements assume that readers have read the most recent Annual Report on Form 10-K filed with the SEC which contains the latest available audited consolidated financial statements and notes thereto as of and for the year ended December 31, 2024.

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

For the Nine Months Ended September 30, 2025 - UNAUDITED

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

The following tables show the recorded amounts of assets and liabilities measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
September 30, 2025:
Investment securities available-for-sale:
Collateralized mortgage obligations	$509,655	$—	$509,655	$—
Agency mortgage-backed securities	871,951	—	871,951	—
Municipal bonds	45,902	—	45,902	—
SBA securities	7,300	—	7,300	—
Beneficial interests in FHLMC securitization	605	—	—	605
Corporate bonds	118,727	—	118,727	—
U.S. Treasury	999	999	—	—
Total investment securities available for sale at fair value on a recurring basis	$1,555,139	$999	$1,553,535	$605

Derivative liabilities:
Interest rate swap and cash flow hedge	$9,081	$—	$9,081	$—

December 31, 2024:
Investment securities available-for-sale:
Collateralized mortgage obligations	$9,842	$—	$9,842	$—
Agency mortgage-backed securities	1,121,626	—	1,121,626	—
Municipal bonds	45,535	—	45,535	—
SBA securities	9,145	—	9,145	—
Beneficial interests in FHLMC securitization	1,242	—	—	1,242
Corporate bonds	125,817	14,100	111,717	—
U.S. Treasury	678	678	—	—
Total investment securities available for sale at fair value on a recurring basis	$1,313,885	$14,778	$1,297,865	$1,242

Derivatives assets:
Cash flow hedge	$5,086	$—	$5,086	$—

The decrease in Level 3 assets from December 31, 2024 was due to a write-down of the security to its expected cash flow in the second quarter of 2025 as well as securitization paydowns in the FHLMC portfolio in the year-to-date period ended September 30, 2025.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure other assets at fair value on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally-developed discounted cash flow analyses. Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which considers internally-developed, unobservable inputs such as discount rates, default rates, and loss

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2.  When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the collateral-dependent loan at nonrecurring Level 3.  Loans for which an appraised value is not available include commercial loans which are secured by non-real estate assets such as accounts receivable and inventory.  To establish fair value for these loans, we apply a recovery factor against eligible receivables and inventory.  This recovery factor may be either increased or decreased subject to additional support and analysis of the quality of receivables and the companies owing the receivables.  The total collateral-dependent loans were $51.7 million and $27.0 million at September 30, 2025 and December 31, 2024, respectively. Specific reserves related to these loans totaled $18.3 million and $0.7 million at September 30, 2025 and December 31, 2024, respectively.

Real Estate Owned (REO). The fair value of REO is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.  Real estate owned classified as Level 3 totaled $6.2 million at September 30, 2025 and December 31, 2024, respectively.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification. Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount.  Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount.  If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income.  All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. At September 30, 2025, there was no valuation allowance on the mortgage servicing rights.  Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of September 30, 2025, included prepayment rates ranging from 20% to 30% and a discount rate of 10%.

Loans Held for Sale. Loans held for sale are accounted for at the lower of amortized cost or fair value.  The fair value for loans held for sale is based upon a discounted cash flow model which involves estimating the future cash flows from the loans in the portfolio and discounting to a present value.  Contractual cash flows associated with the loans are adjusted to reflect certain assumptions, such as prepayment, default, and loss severity assumptions, to form expected prepayment and credit-adjusted expected cash flows.  The expected cash flows are then discounted to present value at a rate of return which considers other costs and risks, such as market risk and liquidity.  The carrying amount and fair value of loans held for sale were $467 million and $1.3 billion, respectively at September 30, 2025 and December 31, 2024.

Significant assumptions in the valuation of these Level 3 loans held for sale as of September 30, 2025, included prepayment rates of 5% and 20% for fixed-rate and floating-rate loans, respectively; discount rates ranging from 2.40% to 5.60%; and an annual expected loss assumption rate of 0.05%.  These assumptions applied to 89.7% of the total principal balance of the loan portfolio.  The remaining 10.3% of the principal balance of the loan portfolio consisted of twenty loans that were rated as substandard, and for which separate assumptions were used to account for the lower credit quality of the loans.  Significant assumptions in the valuation of these Level 3 loans held for sale as of December 31, 2024, included prepayment rates of 5% and 15% for fixed-rate and floating-rate loans, respectively; discount rates ranging from 2.10% to 6.25%; and annual expected loss assumption rate of 0.05%.  These assumptions applied to 97.4% of the total principal balance of the loan portfolio.  The remaining 2.6% of the principal balance of the loan portfolio consisted of seventeen loans that were rated as substandard, and for which separate assumptions were used to account for the lower credit quality of the loans.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

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

Investment Securities Available-for-Sale.  Investment securities available for sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the securities are classified as Level 3 and reliance is placed upon external third-party models, and management judgment and evaluation for valuation. Level 1 investment securities include those traded on an active exchange, such as the New York Stock Exchange, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 investment securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities. Investment securities classified as Level 3 include beneficial interests in FHLMC securitizations. Significant assumptions in the valuation of these Level 3 securities as of September 30, 2025 included a prepayment rate of 20% and a discount rate of 5.83%.  Significant assumptions used in the valuation of these Level 3 investment securities as of December 31, 2024 included a prepayment rate of 20% and a discount rate of 6.87%.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

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

At September 30, 2025, the fair value of the hedge was ($3.3) million and is classified as derivative liabilities on the accompanying balance sheet.  At December 31, 2024, the fair value of the hedge was $5,086 and is classified as derivative assets on the accompanying balance sheet.

Derivative Instruments (Interest Rate Swap).  On January 29, 2025, the Bank entered into an interest rate swap agreement with an institutional counterparty to hedge the interest rate risk to earnings associated with fair value changes in the valuation allowance of loans held for sale. The hedging instrument is a pay-fixed, receive-variable amortizing interest rate swap agreement with an original notional amount of $1.0 billion.  In the second quarter of 2025, the Company partially terminated $625 million notional amount in conjunction with the sale of $858 million principal balance of multifamily loans held for sale.  The unamortized notional amount remaining was $356 million at September 30, 2025.  We estimate the fair value of this agreement based on inputs from a third-party pricing model, which incorporates such factors as the Treasury curve, the secured overnight financial rate (“SOFR”), and the pay rate on the interest rate swaps. The fair value of this derivative instrument is based on a discounted cash flow approach. The observable nature of the inputs used in deriving its fair value results in a Level 2 classification.

At September 30, 2025, the fair value of the hedge was ($5.8) million and is classified as derivative liabilities on the accompanying balance sheet.

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

For the Nine Months Ended September 30, 2025 - UNAUDITED

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

Accrued Interest Payable.  The fair value of accrued interest payable on deposits, borrowings, and subordinated debt approximates its carrying value.

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
September 30, 2025:
Assets:
Cash and cash equivalents	$1,726,969	$1,726,969	$—	$—	$1,726,969
Securities AFS, net	1,555,139	999	1,553,535	605	1,555,139
Securities HTM	647,619	—	597,294	—	597,294
Loans held for sale	467,277	—	—	467,277	467,277
Loans held for investment, net	7,200,502	—	47,183	6,796,843	6,844,026
Investment in equity securities	11,799	—	—	11,799	11,799
Accrued interest receivable	45,103	45,103	—	—	45,103
Liabilities:
Deposits	$9,293,071	$7,005,410	$2,298,777	$—	$9,304,187
Borrowings	1,422,063	—	1,446,392	—	1,446,392
Subordinated debt	173,506	—	—	157,372	157,372
Accrued interest payable	27,146	27,146	—	—	27,146
Derivative liabilities	9,081	—	9,081	—	9,081

December 31, 2024:
Assets:
Cash and cash equivalents	$1,016,132	$1,016,132	$—	$—	$1,016,132
Securities AFS, net	1,313,885	14,778	1,297,865	1,242	1,313,885
Securities HTM	712,105	—	636,840	—	636,840
Loans held for sale	1,285,819	—	—	1,285,819	1,285,819
Loans held for investment, net	7,909,091	—	16,663	7,595,925	7,612,588
Investment in equity securities	11,798	—	—	11,798	11,798
Accrued interest receivable	54,804	54,804	—	—	54,804
Derivative assets	5,086	—	5,086	—	5,086
Liabilities:
Deposits	$9,870,279	$7,476,826	$2,389,896	$—	$9,866,722
Borrowings	1,425,369	—	1,430,337	—	1,430,337
Subordinated debt	173,459	—	—	142,631	142,631
Accrued interest payable	27,701	27,701	—	—	27,701

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

NOTE 3: SECURITIES

The following table provides a summary of the Company’s securities AFS portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
September 30, 2025:
Collateralized mortgage obligations	$510,862	$110	$(1,317)	$—	$509,655
Agency mortgage-backed securities	865,015	7,140	(204)	—	871,951
Municipal bonds	47,218	1	(1,317)	—	45,902
SBA securities	7,381	2	(83)	—	7,300
Beneficial interests in FHLMC securitization	673	—	—	(68)	605
Corporate bonds	124,728	10	(5,445)	(566)	118,727
U.S. Treasury	999	8	(8)	—	999
Total	$1,556,876	$7,271	$(8,374)	$(634)	$1,555,139

December 31, 2024:
Collateralized mortgage obligations	$11,121	$—	$(1,279)	$—	$9,842
Agency mortgage-backed securities	1,126,861	2,308	(7,543)	—	1,121,626
Municipal bonds	48,921	—	(3,386)	—	45,535
SBA securities	9,236	2	(93)	—	9,145
Beneficial interests in FHLMC securitization	4,619	—	—	(3,377)	1,242
Corporate bonds	133,767	—	(7,193)	(757)	125,817
U.S. Treasury	700	—	(22)	—	678
Total	$1,335,225	$2,310	$(19,516)	$(4,134)	$1,313,885

The following table provides a summary of the Company’s securities HTM portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
September 30, 2025:
Agency mortgage-backed securities	$647,619	$—	$(50,325)	$—	$597,294
Total	$647,619	$—	$(50,325)	$—	$597,294

December 31, 2024:
Agency mortgage-backed securities	$712,105	$—	$(75,265)	$—	$636,840
Total	$712,105	$—	$(75,265)	$—	$636,840

As of September 30, 2025, the tables above include $384.8 million in agency mortgage-backed securities pledged as collateral to the state of Florida to meet regulatory requirements; $1.9 million in U.S. Treasury and agency mortgage-backed securities pledged as collateral to various states to meet regulatory requirements related to the Bank’s trust operations; $262.9 million of agency mortgage-backed securities pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into from 2018 and 2021; and $72.5 million in securities consisting of SBA securities, collateralized mortgage obligations, and agency mortgage-backed securities pledged as collateral for repurchase agreements obtained from a prior bank acquisition. A total of $818 million in SBA and agency mortgage-backed securities, collateralized mortgage obligations, corporate and municipal bonds are pledged as collateral to the Federal Reserve Bank’s discount window from which the Bank may borrow.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

As of December 31, 2024, the tables above include $325.7 million in agency mortgage-backed securities pledged as collateral to the state of Florida to meet regulatory requirements; $1.3 million in U.S. Treasury securities pledged as collateral to various states to meet regulatory requirements related to the Bank’s trust operations; $256.5 million of agency mortgage-backed securities pledged as collateral as support for the Bank’s obligations under loan sales and securitization agreements entered into from 2018 and 2021; and $77.3 million in securities consisting of SBA securities, collateralized mortgage obligations, and agency mortgage-backed securities pledged as collateral for repurchase agreements obtained from a prior bank acquisition. A total of $916.8 million in SBA and agency mortgage-backed securities, collateralized mortgage obligations, and corporate and municipal bonds are pledged as collateral to the Federal Reserve Bank’s discount window from which the Bank may borrow.

We monitor the credit quality of these securities by evaluating various quantitative attributes. The credit quality indicators the Company monitors include, but are not limited to, credit ratings of individual securities and the credit rating of United States government-sponsored enterprises that guarantee the securities. Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, as defined by nationally recognized statistical rating organizations (“NRSROs”), are generally considered by the rating agencies and market participants to be low credit risk.  As of September 30, 2025, all of the Company’s securities were either investment grade or were issued by a U.S. government agency or government-sponsored enterprise (“GSE”) with an investment grade rating, with the exception of two corporate bonds having a combined market value of $32.6 million and one agency commercial mortgage-backed security with a marked value of $673 thousand which were below investment grade.

The tables below indicate the gross unrealized losses and fair values of our securities AFS portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at September 30, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$354,507	$(304)	$6,597	$(1,013)	$361,104	$(1,317)
Agency mortgage-backed securities	—	—	3,639	(204)	3,639	(204)
Municipal bonds	1,374	(7)	32,217	(1,310)	33,591	(1,317)
SBA securities	632	(2)	6,176	(81)	6,808	(83)
Corporate bonds	—	—	97,783	(5,445)	97,783	(5,445)
U.S. Treasury	—	—	492	(8)	492	(8)
Total	$356,513	$(313)	$146,904	$(8,061)	$503,417	$(8,374)

	Securities with Unrealized Loss at December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$2,874	$(51)	$6,968	$(1,228)	$9,842	$(1,279)
Agency mortgage-backed securities	719,329	(7,218)	4,280	(325)	723,609	(7,543)
Municipal bonds	2,129	(101)	43,405	(3,285)	45,534	(3,386)
SBA securities	614	(1)	7,739	(92)	8,353	(93)
Corporate bonds	14,242	(758)	112,333	(6,435)	126,575	(7,193)
U.S. Treasury	—	—	678	(22)	678	(22)
Total	$739,188	$(8,129)	$175,403	$(11,387)	$914,591	$(19,516)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

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

	Securities with Unrecognized Loss at September 30, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$—	$—	$597,294	$(50,325)	$597,294	$(50,325)
Total	$—	$—	$597,294	$(50,325)	$597,294	$(50,325)

	Securities with Unrecognized Loss at December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$15,440	$(61)	$621,400	$(75,204)	$636,840	$(75,265)
Total	$15,440	$(61)	$621,400	$(75,204)	$636,840	$(75,265)

During the nine-month period ended September 30, 2025, $663 million par value of securities available-for-sale were sold, resulting in a gain on sale of securities available-for-sale of $5.9 million. During the nine-month period ended September 30, 2024, $747.8 million par value of securities available-for-sale were sold, resulting in gross realized gains of $1.4 million and gross realized losses of $0.2 million.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

The following is a rollforward of the Company’s allowance for credit losses related to investments for the following periods:

	Beginning	Provision (Reversal)			Ending
(dollars in thousands)	Balance	for Credit Losses	Charge-offs	Recoveries	Balance

Three Months Ended September 30, 2025:
Beneficial interests in FHLMC securitization	$—	$68	$—	$—	$68
Corporate bonds	651	(85)	—	—	566
Total	$651	$(17)	$—	$—	$634

Nine Months Ended September 30, 2025:
Beneficial interests in FHLMC securitization	$3,377	$52	$(3,361)	$—	$68
Corporate bonds	757	(191)	—	—	566
Total	$4,134	$(139)	$(3,361)	$—	$634

Three Months Ended September 30, 2024:
Beneficial interests in FHLMC securitization	$6,502	$(24)	$—	$—	$6,478
Corporate bonds	840	(19)	—	—	821
Total	$7,342	$(43)	$—	$—	$7,299

Nine Months Ended September 30, 2024:
Beneficial interests in FHLMC securitization	$6,818	$(340)	$—	$—	$6,478
Corporate bonds	1,402	(581)	—	—	821
Total	$8,220	$(921)	$—	$—	$7,299

During the nine-month periods ending September 30, 2025 and September 30, 2024, the Company recorded a provision (reversal) for credit losses of ($139) thousand and ($921) thousand, respectively.  During the second quarter of this year, an interest-only strip security was written down to its expected cash flow resulting in a charge-off of $3.4 million to the provision. There were no charge-offs recorded for the year-ago quarter or nine-month period ended September 30, 2024.

On a quarterly basis, the Company engages with an independent third party to perform an analysis of expected credit losses for its municipal and corporate bond securities in order to supplement our own internal review. As of September 30, 2025, the analysis concluded and the Company concurred that twelve corporate bonds were impacted by credit loss, for which $191 thousand was recorded as reversal of provision to the allowance for credit losses (“ACL”) related to available-for-sale securities and that no municipal bond securities were impacted by credit loss. The ACL related to available-for-sale securities totaled $634 thousand and $4.1 million as of September 30, 2025 and December 31, 2024, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

The amortized cost and fair value of investment securities AFS by contractual maturity were as follows for the periods indicated:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
September 30, 2025
Amortized Cost:
Collateralized mortgage obligations	$—	$157	$387	$510,318	$510,862
Agency mortgage-backed securities	—	2,319	—	862,696	865,015
Municipal bonds	1,152	22,821	22,151	1,094	47,218
SBA securities	—	433	104	6,844	7,381
Beneficial interests in FHLMC securitization	—	673	—	—	673
Corporate bonds	—	58,474	61,254	5,000	124,728
U.S. Treasury	500	499	—	—	999
Total	$1,652	$85,376	$83,896	$1,385,952	$1,556,876
Weighted average yield	2.07%	5.41%	3.16%	5.34%	5.22%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$150	$368	$509,137	$509,655
Agency mortgage-backed securities	—	2,280	—	869,671	871,951
Municipal bonds	1,152	22,520	21,336	894	45,902
SBA securities	—	432	104	6,764	7,300
Beneficial interests in FHLMC securitization	—	673	—	—	673
Corporate bonds	—	57,345	57,899	4,049	119,293
U.S. Treasury	492	507	—	—	999
Total	$1,644	$83,907	$79,707	$1,390,515	$1,555,773

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2024
Amortized Cost:
Collateralized mortgage obligations	$—	$276	$154	$10,691	$11,121
Agency mortgage-backed securities	48	2,992	—	1,123,821	1,126,861
Municipal bonds	2,594	14,874	29,218	2,235	48,921
SBA securities	—	418	388	8,430	9,236
Beneficial interests in FHLMC securitization	—	4,619	—	—	4,619
Corporate bonds	—	61,961	66,282	5,524	133,767
U.S. Treasury	200	500	—	—	700
Total	$2,842	$85,640	$96,042	$1,150,701	$1,335,225
Weighted average yield	1.99%	5.83%	3.01%	5.50%	5.34%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$256	$150	$9,436	$9,842
Agency mortgage-backed securities	47	2,882	—	1,118,697	1,121,626
Municipal bonds	2,573	14,120	27,065	1,777	45,535
SBA securities	—	416	388	8,341	9,145
Beneficial interests in FHLMC securitization	—	4,619	—	—	4,619
Corporate bonds	—	60,318	61,889	4,367	126,574
U.S. Treasury	200	478	—	—	678
Total	$2,820	$83,089	$89,492	$1,142,618	$1,318,019

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

The amortized cost and fair value of investment securities HTM by contractual maturity were as follows for the periods indicated:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
September 30, 2025
Amortized Cost:
Agency mortgage-backed securities	$—	$5,430	$8,279	$633,910	$647,619
Total	$—	$5,430	$8,279	$633,910	$647,619
Weighted average yield	—%	1.09%	1.65%	2.46%	2.44%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$5,201	$7,700	$584,393	$597,294
Total	$—	$5,201	$7,700	$584,393	$597,294

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2024
Amortized Cost:
Agency mortgage-backed securities	$—	$4,542	$8,900	$698,663	$712,105
Total	$—	$4,542	$8,900	$698,663	$712,105
Weighted average yield	—%	0.99%	1.58%	2.24%	2.22%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$4,287	$8,128	$624,425	$636,840
Total	$—	$4,287	$8,128	$624,425	$636,840

NOTE 4: LOANS

The following is a summary of our loans held for investment as of:

	September 30,	December 31,
(dollars in thousands)	2025	2024
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$3,271,998	$3,341,823
Single-family	822,923	873,491
Total real estate loans secured by residential properties	4,094,921	4,215,314
Commercial properties	746,028	904,167
Land and construction	37,734	69,246
Total real estate loans	4,878,683	5,188,727
Commercial and industrial loans	2,416,652	2,746,351
Consumer loans	1,560	1,137
Total loans	7,296,895	7,936,215
Premiums, discounts and deferred fees and expenses	5,520	5,178
Total	$7,302,415	$7,941,393

The Company’s loans held for investment portfolio is segmented according to loans that share similar attributes and risk characteristics.  In addition, the Company’s loans held for sale portfolio, which is not included in the table above, and consisting entirely of multifamily loans, totaled $0.5 billion at September 30, 2025 and $1.3 billion at December 31, 2024, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

Loans secured by real estate include those secured by either residential or commercial real estate properties, such as multifamily and single-family residential loans; owner occupied and non-owner occupied commercial real estate loans; and land and construction loans.

Commercial and industrial (“C&I”) loans are loans to businesses where the operating cash flow of the business is the primary source of payment.  This segment includes commercial revolving lines of credit and term loans, municipal finance loans, equipment finance loans and SBA loans.

Consumer loans include personal installment loans and line of credit, and home equity lines of credit.  These loan products are offered as an accommodation to clients of our primary business lines.

Loans with a collateral value totaling $173.6 million and $176.0 million were pledged as collateral to secure borrowings with the Federal Reserve Bank at September 30, 2025 and December 31, 2024, respectively.  Loans with a market value of $3.1 billion and $4.1 billion were pledged as collateral to secure borrowings with the FHLB at September 30, 2025 and December 31, 2024, respectively.

During the nine-month period ended September 30, 2025, loans totaling $858 million in unpaid principal balance were sold, resulting in a net loss on sale of loans of $10.4 million.  During the nine-month period ended September 30, 2024, loans totaling $8.1 million in unpaid principal balance were sold, resulting in a net gain on sale of loans of $665 thousand.

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
September 30, 2025:
Real estate loans:
Residential properties	$9,617	$—	$—	$19,761	$29,378	$4,075,011	$4,104,389
Commercial properties	—	—	348	5,592	5,940	739,730	745,670
Land and construction	—	—	—	—	—	37,699	37,699
Commercial and industrial loans	632	165	344	32,078	33,219	2,379,877	2,413,096
Consumer loans	—	—	—	—	—	1,561	1,561
Total	$10,249	$165	$692	$57,431	$68,537	$7,233,878	$7,302,415

Percentage of total loans	0.14%	0.00%	0.01%	0.79%	0.94%

December 31, 2024:
Real estate loans:
Residential properties	$7,083	$—	$—	$23,324	$30,407	$4,193,994	$4,224,401
Commercial properties	7,944	428	12,900	7,946	29,218	874,463	903,681
Land and construction	—	—	—	—	—	69,134	69,134
Commercial and industrial loans	997	617	—	9,174	10,788	2,732,226	2,743,014
Consumer loans	—	—	—	—	—	1,163	1,163
Total	$16,024	$1,045	$12,900	$40,444	$70,413	$7,870,980	$7,941,393

Percentage of total loans	0.20%	0.01%	0.16%	0.51%	0.89%

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
September 30, 2025:
Real estate loans:
Residential properties	$660	$19,100
Commercial properties	4,663	930
Commercial and industrial loans	31,903	175
Total	$37,226	$20,205

December 31, 2024:
Real estate loans:
Residential properties	$1,420	$21,904
Commercial properties	3,449	4,497
Commercial and industrial loans	9,174	—
Total	$14,043	$26,401

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

The following table presents our loan modifications made to borrowers experiencing financial difficulty by type of modification for the nine-month periods ended September 30, 2025 and 2024, respectively with related amortized cost balances, respective percentage share of the total class of loans, and the related financial effect:

	September 30, 2025:
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Residential loans	$35	—%	1 loan with 4 months of payment deferrals.
Commercial and industrial loans	$12,417	0.51%

8 loans with payment deferrals of either 2 or 3 months with $100 monthly payments; 2 loans with payment deferrals of 2 months; 4 loans with term extensions and payment deferrals ranging from 6 to 52 months; 1 loan with term extension of 12 months with quarterly principal curtailments; 1 loan with term extension of 151 months and 50% payments until paid in full.

Total	$12,452

	Payment Deferrals
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Residential loans	$10,911	0.27%	1 loan with 3 month forbearance
Total	$10,911

	Combination
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	$2,429	0.10%	6 loans with extensions of loan maturity of 2 and 3 months and payment deferral. 2 loans with extensions of loan maturity of 12 months with principal curtailments.
Total	$2,429

	Total
	Amortized Cost Basis	% of Total Class of Loans
Residential loans	$10,946	0.27%
Commercial and industrial loans	14,846	0.61%
Total	$25,792

	September 30, 2024:
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Residential loans	$6	—%	1 loan with term extension of 22 months.
Commercial real estate loans	12,900	1.40%	1 loan with term extension of 10 months.
Commercial and industrial loans	$2,294	—%	6 loans with various extensions of loan maturity ranging from 3 to 60 months and payment deferral. 1 loan with 3-month extension and 3-month forbearance. 1 loan with $100 payments through 3 months.
Total	$15,194

	Combination
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	9,568	0.40%

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

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

The following table presents the amortized cost basis of loans that had a payment default during the nine-month periods ended September 30, 2025 and September 30, 2024, respectively which were modified in the previous twelve-month periods of October 1, 2024 to September 30, 2025 and October 1, 2023 to September 30, 2024, respectively:

	September 30, 2025:
	Term Extension
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	2	$57
Total	2	$57

	Payment Deferrals
	# of Loans Defaulted	Amortized Cost Basis
Residential loans	1	$10,911
Total	1	10,911

	Combination
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	1	$143
Total	1	$143

	Total
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	4	$11,111
Total	4	$11,111

	September 30, 2024:
	Combination
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	2	$2,229
Total	2	$2,229

	Total
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	2	$2,229
Total	2	$2,229

The following table presents the payment status of our loan modifications made during the previous twelve-month periods ended October 1, 2024 to September 30, 2025 and October 1, 2023 to September 30, 2024, respectively:

		30-89 Days	90+ Days
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Total
September 30, 2025:
Residential loans	$10,946	$—	$—	$—	$10,946
Commercial and industrial loans	9,088	—	—	7,806	16,894
Total	$20,034	$—	$—	$7,806	$27,840

		30-89 Days	90+ Days
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Total
September 30, 2024:
Residential loans	$253	$—	$—	$—	$253
Commercial real estate loans	12,900	—	—	—	12,900
Commercial and industrial loans	6,104	7,060	—	8,252	21,416
Total	$19,257	$7,060	$—	$8,252	$34,569

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

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

The measurement of the ACL is performed by collectively pooling and evaluating loans with similar risk characteristics. The quantitative CECL model estimates credit losses by applying pool-specific probability of default (“PD”) and loss given default (“LGD”) rates to the expected exposure at default ("EAD") over the contractual life of the loans.  A significant portion of the ACL is calculated and measured on a collective pool basis, representing $7.2 billion or approximately 97.9% of the total blended loans held for investment portfolio as of September 30, 2025.  Pooled loan segments consisted of multifamily, commercial, single-family, non-owner occupied commercial real estate, and construction loans.  The remaining portion of the loan portfolio, representing $104 million or approximately 1.4% of the total blended loan portfolio, consisted of small homogeneous loan portfolios which has its quantitative reserve calculated separately based on historical loss factors for the respective portfolios or, if no historical loss is available, based on peer group historical losses.  These loan portfolios include equipment finance, land, consumer and commercial small balance loans.  In addition, collateral dependent loans totaling $51.7 million or approximately 0.7% of the total blended portfolio are separately valued based on the fair value of the underlying collateral.

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

For the Nine Months Ended September 30, 2025 - UNAUDITED

For purposes of calculating the ACL, the Company has elected to include deferred loan fees and expenses in the loan balance and exclude accrued interest from loan balances.

During the third quarter of 2025, the Company revised several key assumptions within its ACL methodology for various loan segments.  These changes are in response to changes in economic conditions and increased economic uncertainty.  The primary changes included the following:

Reversion to Unadjusted Historical Information

The Company incorporated external peer loss data into its long-term reversion estimates for PD and LGD.  Prior to third quarter of 2025, the Company’s reversion to unadjusted historical information was to our own historical experience.  For the third quarter of 2025, the Company reverted to a weighted average of our own historical and peer data, using a 50/50 weighting.  As the Company’s historical losses were lower than peer losses, this change drove an increase in the ACL.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

LGD Floor Adjustment

The Company increased the floor for LGD from 5% to 10% for multifamily and non-owner occupied commercial real estate portfolios.  The increase in the LGD floor was made in response to the continued decline in the price of rental properties in California and the recent increased rental vacancy rate.

These refinements have been accounted for as changes in accounting estimates in accordance with FASB ASC 250 – Accounting Changes and Error Corrections and are being applied prospectively beginning with the quarter ended September 30, 2025.  The Company considers individual events or data observations as indicators of emerging risks and whether these events and observations, when assessed together over time, constitute a trend that is expected to continue into the future and affect the Company’s portfolio.  Credit performance data and economic data can be volatile in the short term, requiring management judgment and multiple data points for trend identification.  Observations in a single quarter typically do not constitute a trend.  The increasing economic uncertainty and portfolio credit deterioration starting in the second quarter of 2025 continued in the third quarter of 2025, confirming these negative trends and triggering the implementation of changes in assumptions in the third quarter of 2025.  Although some economic and credit indicators have longer emerging trends (e.g. multifamily real estate price declines and increased vacancy rates started in 2022), these longer-term trends by themselves did not constitute an assumption change trigger.  However, combined with certain portfolio performance indicator trends first observed in the second quarter of 2025, and confirmed in the third quarter of 2025, these indicators support sufficient change in current conditions that required re-evaluation of historical information used and as a result, the change in assumptions in the third quarter of 2025.  The impact of the following factors (individually and collectively) were key drivers in the decision to make the refinements noted above effective in the third quarter of 2025:

1).  An increase in the level of Substandard loans in the second and third quarters of 2025.

2).  A large loan moved from the pooled estimation to an individually-evaluated loan, resulting in a significant increase in the ACL.  This large loan downgrade in the third quarter of 2025 confirmed a trend in the C&I portfolio after three loan defaults in the fourth quarter of 2024 that were previously considered one-off idiosyncratic events.

3).  Significant downgrades in the CRE portfolio in the third quarter of 2025, together with continued weakness in other portfolios.

4).    Growing economic uncertainty and negative economic trends surfacing in the first quarter of 2025 and becoming increasingly evident in the second quarter of 2025 resulting from unintended consequences of tariff wars and new economic policies.

During the current quarter, the ACL related to loans held for investment increased $64.4 million to $101.9 million at September 30, 2025, compared to $37.6 million at June 30, 2025.  The increase is largely due to the aforementioned changes in the ACL model assumptions which accounted for $36.4 million of the overall increase as well as $16.8 million in provision associated with one large C&I loan which was moved from pooled evaluation to individually evaluated loans, which combined reduced net income by $53.2 million or $0.65 per basic and diluted share for the three and nine months ended September 30, 2025.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

The following is a rollforward of the allowance for credit losses related to loans held for investment for the following periods:

		Provision
	Beginning	(Reversal) for			Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three Months Ended September 30, 2025:
Real estate loans:
Residential properties	$6,780	$35,165	$—	$—	$41,945
Commercial properties	6,390	3,526	—	—	9,916
Land and construction	93	(7)	—	—	86
Commercial and industrial loans	24,284	26,202	(670)	137	49,953
Consumer loans	13	—	—	—	13
Total	$37,560	$64,886	$(670)	$137	$101,913

Nine Months Ended September 30, 2025:
Real estate loans:
Residential properties	$7,216	$34,723	$—	$6	$41,945
Commercial properties	6,683	3,233	—	—	9,916
Land and construction	61	25	—	—	86
Commercial and industrial loans	18,333	32,486	(1,565)	699	49,953
Consumer loans	9	4	—	—	13
Total	$32,302	$70,471	$(1,565)	$705	$101,913

Three Months Ended September 30, 2024:
Real estate loans:
Residential properties	$9,013	(2,010)	—	—	$7,003
Commercial properties	6,086	493	—	—	6,579
Land and construction	77	(17)	—	—	60
Commercial and industrial loans	14,104	1,809	(341)	80	15,652
Consumer loans	15	14	(23)	—	6
Total	$29,295	$289	$(364)	$80	$29,300

Nine Months Ended September 30, 2024:
Real estate loans:
Residential properties	$9,921	$(2,918)	$—	$—	$7,003
Commercial properties	4,148	2,431	—	—	6,579
Land and construction	332	(272)	—	—	60
Commercial and industrial loans	14,796	1,676	(1,203)	383	15,652
Consumer loans	8	20	(23)	1	6
Total	$29,205	$937	$(1,226)	$384	$29,300

The Company maintained an allowance for unfunded loan commitments totaling $1.9 million and $1.3 million at September 30, 2025 and December 31, 2024, respectively, which is included in accounts payable and other liabilities.  The allowance is calculated based mostly on loss rates for the type of loan/collateral in which the loan commitment relates with a drawdown probability applied to the available credit balance based on utilization rates for the prior year.

The Company’s primary regulatory agencies periodically review the allowance for credit losses and such agencies may require the Company to recognize additions to the allowance based on information and factors available to them at

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

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

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
September 30, 2025:
Loans secured by real estate:
Residential properties
Multifamily	$1,429	$—	$—	$1,429	$—
Single-family	17,672	—	—	17,672	—
Commercial real estate loans	5,427	—	—	5,427	1,343
Commercial loans	175	—	27,013	27,188	16,992
Total	$24,703	$—	$27,013	$51,716	$18,335

December 31, 2024:
Loans secured by real estate:
Residential properties
Multifamily	$2,802	$—	$—	$2,802	$—
Single-family	15,856	—	—	15,856	—
Commercial real estate loans	4,497	—	—	4,497	—
Commercial loans	—	—	3,935	3,935	697
Total	$23,155	$—	$3,935	$27,090	$697

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

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

Doubtful: Loans classified as doubtful have all of the weaknesses inherent in those classified as Substandard, with the added characteristic that the weakness makes collections or liquidations in full, on the basis of currently known facts, conditions and values, highly questionable and improbable.

Loans listed as pass include larger non-homogeneous loans not meeting the risk rating definitions above and smaller, homogeneous loans not assessed on an individual basis.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

The following tables present risk categories of loans held for investment based on year of origination, and includes gross charge-offs in accordance with ASU 2022-02 as of the dates presented:

							Revolving
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Loans	Total
September 30, 2025:
Loans secured by real estate:
Residential
Multifamily
Pass	$88,776	$87,369	$532	$1,582,936	$745,546	$451,787	$—	$2,956,946
Special mention	—	—	—	93,105	26,680	61,758	—	181,543
Substandard	—	—	—	22,865	14,563	101,894	—	139,322
Doubtful	—	—	—	—	—	—	—	—
Total	$88,776	$87,369	$532	$1,698,906	$786,789	$615,439	$—	$3,277,811
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Single-family
Pass	$16,980	$5,393	$9,378	$236,425	$242,505	$260,777	$34,627	$806,085
Special mention	—	—	—	—	—	—	525	525
Substandard	—	—	—	1,555	—	18,309	104	19,968
Doubtful	—	—	—	—	—	—	—	—
Total	$16,980	$5,393	$9,378	$237,980	$242,505	$279,086	$35,256	$826,578
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$—	$2,767	$2,367	$202,686	$91,098	$399,399	$—	$698,317
Special mention	—	—	—	7,632	—	16,593	—	24,225
Substandard	—	—	—	5,209	2,996	14,923	—	23,128
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$2,767	$2,367	$215,527	$94,094	$430,915	$—	$745,670
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Land and construction
Pass	$—	$121	$—	$28,235	$4,338	$4,863	$—	$37,557
Special mention	—	—	—	—	—	142	—	142
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$121	$—	$28,235	$4,338	$5,005	$—	$37,699
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$25,065	$59,169	$90,564	$831,893	$147,500	$94,605	$1,044,624	$2,293,420
Special mention	—	595	4,482	9,336	32,596	623	7,961	55,593
Substandard	438	2,319	11,733	20	20,141	2,270	3,233	40,154
Doubtful	1,098	—	16,326	—	—	—	6,505	23,929
Total	$26,601	$62,083	$123,105	$841,249	$200,237	$97,498	$1,062,323	$2,413,096
Gross charge-offs	$—	$32	$469	$627	$319	$30	$88	$1,565

Consumer
Pass	$10	$—	$708	$—	$98	$42	$703	$1,561
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$10	$—	$708	$—	$98	$42	$703	$1,561
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$130,831	$154,819	$103,549	$2,882,175	$1,231,085	$1,211,473	$1,079,954	$6,793,886
Special mention	—	595	4,482	110,073	59,276	79,116	8,486	262,028
Substandard	438	2,319	11,733	29,649	37,700	137,396	3,337	222,572
Doubtful	1,098	—	16,326	—	—	—	6,505	23,929
Total	$132,367	$157,733	$136,090	$3,021,897	$1,328,061	$1,427,985	$1,098,282	$7,302,415
Gross charge-offs	$—	$32	$469	$627	$319	$30	$88	$1,565

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

							Revolving
(dollars in thousands)	2024	2023	2022	2021	2020	Prior	Loans	Total
December 31, 2024:
Loans secured by real estate:
Residential
Multifamily
Pass	$101,311	$539	$1,701,974	$749,864	$369,887	$241,935	$—	$3,165,510
Special mention	—	—	—	47,090	18,572	8,623	—	74,285
Substandard	—	—	13,231	—	18,234	76,185	—	107,650
Doubtful	—	—	—	—	—	—	—	—
Total	$101,311	$539	$1,715,205	$796,954	$406,693	$326,743	$—	$3,347,445
Gross charge-offs	$—	—	—	—	—	657	—	$657

Single-family
Pass	$5,410	$9,441	$247,252	$255,096	$90,422	$203,116	$44,580	$855,317
Special mention	—	—	—	—	—	—	510	510
Substandard	—	—	—	—	—	21,104	25	21,129
Doubtful	—	—	—	—	—	—	—	—
Total	$5,410	$9,441	$247,252	$255,096	$90,422	$224,220	$45,115	$876,956
Gross charge-offs	$—	—	—	—	—	—	—	$—

Commercial real estate
Pass	$3,784	$2,398	$217,827	$115,582	$136,414	$378,101	$—	$854,106
Special mention	—	—	1,637	1,299	7,966	4,795	—	15,697
Substandard	—	12,900	—	—	845	20,133	—	33,878
Doubtful	—	—	—	—	—	—	—	—
Total	$3,784	$15,298	$219,464	$116,881	$145,225	$403,029	$—	$903,681
Gross charge-offs	$—	—	—	—	—	964	—	$964

Land and construction
Pass	$125	$24,970	$32,877	$4,444	$1,035	$5,683	$—	$69,134
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$125	$24,970	$32,877	$4,444	$1,035	$5,683	$—	$69,134
Gross charge-offs	$—	—	—	—	—	—	—	$—

Commercial
Pass	$66,699	$151,580	$972,111	$234,062	$88,657	$27,220	$1,147,464	$2,687,793
Special mention	690	3,400	9,430	24,087	—	605	7,602	45,814
Substandard	2,593	31	28	422	12	2,218	4,103	9,407
Doubtful	—	—	—	—	—	—	—	—
Total	$69,982	$155,011	$981,569	$258,571	$88,669	$30,043	$1,159,169	$2,743,014
Gross charge-offs	$572	622	1,310	795	3,437	4,530	5,504	$16,770

Consumer
Pass	$89	$5	$—	$107	$—	$49	$913	$1,163
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$89	$5	$—	$107	$—	$49	$913	$1,163
Gross charge-offs	$—	—	—	—	—	—	23	$23

Total loans
Pass	$177,418	$188,933	$3,172,041	$1,359,155	$686,415	$856,104	$1,192,957	$7,633,023
Special mention	690	3,400	11,067	72,476	26,538	14,023	8,112	136,306
Substandard	2,593	12,931	13,259	422	19,091	119,640	4,128	172,064
Doubtful	—	—	—	—	—	—	—	—
Total	$180,701	$205,264	$3,196,367	$1,432,053	$732,044	$989,767	$1,205,197	$7,941,393
Gross charge-offs	$572	622	1,310	795	3,437	6,151	5,527	$18,414

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

NOTE 6: CORE DEPOSIT INTANGIBLES

Core deposit intangibles are intangible assets having definite useful lives arising from whole bank acquisitions.  Core deposit intangibles are amortized on an accelerated method over their estimated useful lives, ranging from 7 to 10 years.  At September 30, 2025 and December 31, 2024, core deposit intangible assets totaled $2.7 million and $3.6 million, respectively, and we recognized $886 thousand and $1.1 million in core deposit intangible amortization expense for the nine-month periods ended September 30, 2025 and September 30, 2024, respectively.

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

At September 30, 2025, the fair value of the cash flow hedge was ($3.3) million and is classified as derivative liabilities with a corresponding amount classified as a component of AOCI on the accompanying balance sheet.  At December 31, 2024, the fair value of the cash flow hedge was $5.1 million and is classified as derivative assets with a corresponding amount classified as a component of AOCI on the accompanying balance sheet.

On January 29, 2025, the Bank entered into an interest rate swap agreement with an institutional counterparty to hedge the interest rate risk to earnings associated with the fair value changes in the valuation allowance of loans held for sale.  The hedging instrument is a pay-fixed, receive-variable amortizing interest rate swap agreement with a notional amount of $1.0 billion.  In the second quarter of 2025, the Company partially terminated $625 million notional amount in conjunction with the sale of $858 million principal balance of multifamily loans held for sale, resulting in recognition of a $7.1 million realized loss on partial termination, which is included as a component of capital markets activity on the consolidated statements of operations.  The unamortized notional amount remaining was $356 million at September 30, 2025.  The Bank pays quarterly interest at a fixed-rate of 4.03% and receives quarterly interest payments calculated at the Daily Simple SOFR over the same period.  The term of the agreement is four years, expiring on January 29, 2029.  Since the fair value changes of the valuation allowance for loans held for sale already flow through earnings, the Bank has elected to not designate the hedge for hedge accounting to ensure that changes in the derivative’s value are reported in current earnings each period.

At September 30, 2025, the fair value of the hedge was ($5.8) million and is classified as derivative liabilities on the accompanying balance sheet.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

NOTE 8: LOAN SALES AND MORTGAGE SERVICING RIGHTS

The Company has retained servicing rights for the majority of the loans sold and recognized mortgage servicing rights in connection with multifamily loan sale transactions that have occurred in the current and prior years.  As of September 30, 2025, mortgage servicing rights totaled $7.4 million with no valuation allowance.  At December 31, 2024, mortgage servicing rights totaled $6.4 million with no valuation allowance.  Mortgage servicing rights are classified as a component of other assets in the accompanying consolidated balance sheets. The amount of loans serviced for others totaled $1.7 billion and $1.3 billion at September 30, 2025 and December 31, 2024, respectively.  Servicing fees collected for the nine-month periods ended September 30, 2025 and 2024 totaled $3.3 million and $1.8 million, respectively.

There were no loan sale or purchase transactions that resulted in the recognition of mortgage servicing rights in the nine-month period ended September 30, 2024.

NOTE 9: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	September 30, 2025		December 31, 2024
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$1,456,375	—	$1,956,628	—
Interest-bearing	1,713,408	2.88%	1,995,397	3.29%
Money market and savings	3,835,628	3.50%	3,524,801	3.60%
Certificates of deposit	2,287,660	4.39%	2,393,453	4.72%
Total	$9,293,071	3.05%	$9,870,279	3.09%

The following table provides the remaining maturities of certificate of deposit accounts of greater than $250,000 as of:

	September 30, 2025	December 31, 2024
Large Denomination Certificates of Deposit Maturity Distribution	(dollars in thousands)

3 months or less	$69,219	$76,691
Over 3 months through 6 months	66,755	44,619
Over 6 months through 12 months	55,083	92,960
Over 12 months	5,281	13,417
Total	$196,338	$227,687

Large depositor relationships, consisting of deposit relationships which exceed 2% of total deposits, accounted for, in the aggregate, 12.9% and 19.7% of our total deposits as of September 30, 2025 and December 31, 2024, respectively.  The composition of our large depositor relationships includes mortgage servicing clients who have maintained long-term depository relationships with us. The balances in these depository accounts are subject to seasonal inflows and outflows, common in the mortgage servicing industry.

Accrued interest payable on deposits is included in accounts payable and other liabilities, and totaled $24.2 million and $23.3 million at September 30, 2025 and December 31, 2024, respectively.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

NOTE 10: BORROWINGS

The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”), and other institutions.  At September 30, 2025, our borrowings consisted of $1.0 billion in FHLB putable advances at the Bank, $400 million of FHLB term advances at the Bank, and $22 million in repurchase agreements at the Bank.  At December 31, 2024, our borrowings consisted of $1.0 billion in FHLB putable advances at the Bank, $400 million of FHLB term advances at the Bank, and $25 million in repurchase agreements at the Bank.

FHLB Advances

The FHLB putable advances outstanding at September 30, 2025 had a weighted average remaining life of 5.5 years and a weighted average interest rate of 3.74%. The putable advances can be called quarterly until maturity at the option of the FHLB at various put dates.  $300 million attained its first quarterly put date in March 2025 and $700 million attained its first quarterly put date in June 2025, for which none of the puts were exercised.

The FHLB term advances outstanding at September 30, 2025 consist of the following:

$300 million in a three-year fixed-rate advance maturing on May 28, 2027 at an interest rate of 4.95%.

$100 million in a five-year fixed-rate advance maturing on June 28, 2028 at an interest rate of 4.21%.

FHLB advances are collateralized primarily by loans secured by single-family, multifamily, and commercial real estate properties with a market value of $3.1 billion as of September 30, 2025.  The Bank’s total unused borrowing capacity from the FHLB as of September 30, 2025 was $1.3 billion.  As of September 30, 2025, the Bank had in place $126 million in letters of credit from the FHLB, $116 million of which is used as collateral for the 2025 and 2024 multifamily loan sale/securitizations, and $10 million of which is used as collateral for public fund deposits.

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

Federal Reserve Bank Borrowings

The Bank has a secured line of credit with the Federal Reserve Bank including the secured borrowing capacity through the Federal Reserve Bank’s Discount Window, and Borrower-in-Custody (“BIC”) programs.  At September 30, 2025, and December 31, 2024, the Bank did not have any borrowings outstanding under any of the Federal Reserve Bank programs. The Bank had secured unused borrowing capacity under this agreement of $992 million and $1.1 billion as of September 30, 2025 and December 31, 2024, respectively.

Uncommitted Credit Facilities:

The Bank has a total of $240 million in borrowing capacity through unsecured federal funds lines, ranging in size from $20 million to $100 million, with six correspondent financial institutions. At September 30, 2025 and December 31, 2024, there were no balances outstanding under these arrangements.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

Holding Company Line of Credit:

FFI has entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $20 million maturing in June 2026. The loan bears an interest rate of Prime rate, plus 50 basis points (0.50%). FFI’s obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in the Bank. As of September 30, 2025 and December 31, 2024, there were no balances outstanding under this agreement.

Repurchase Agreements:

The repurchase agreements are treated as overnight borrowings with the obligations to repurchase securities sold reflected as a liability. The investment securities underlying these agreements remain in the Company’s securities AFS portfolio. As of September 30, 2025 and December 31, 2024, the repurchase agreements are collateralized by investment securities with a fair value of approximately $72.5 million and $77.3 million, respectively.

NOTE 11: SUBORDINATED DEBT

At September 30, 2025 and December 31, 2024, FFI had two issuances of subordinated notes outstanding with an aggregate carrying value of $173.5 million.  At September 30, 2025 and December 31, 2024, FFI was in compliance with all covenants under its subordinated debt agreements.  The following table summarizes the outstanding subordinated notes as of the dates indicated:

		Current	Current	Carrying Value
	Stated	Interest	Principal	September 30,	December 31,
(dollars in thousands)	Maturity	Rate	Balance	2025	2024
Subordinated notes
Subordinated notes due 2032, 3.50% per annum until February 1, 2027, 3-month SOFR + 2.04% thereafter.	February 1, 2032	3.50%	$150,000	$148,479	$148,298
Subordinated notes due 2030, 6.0% per annum until June 30, 2025, 3-month SOFR + 5.90% thereafter.	June 30, 2030	10.19%	24,165	25,027	25,161
Total			$174,165	$173,506	$173,459

NOTE 12: INCOME TAXES

For the nine-month period ended September 30, 2025, the Company recorded income tax expense of $83.6 million which generated an effective tax rate of -131.5%.  For the nine-month period ended September 30, 2024, the Company recorded an income tax benefit of $36.1 million and had an effective tax rate of 31.6%.  The changes in the effective tax rate were predominately due to the establishment of a valuation allowance on the Company’s net deferred tax assets, changes in pretax income, and the net tax benefits associated with low-income housing tax credit investments and tax-exempt interest income.  The effective tax rates differ from the combined federal and state statutory rates for the Company of 27.8% and 28.2% for the nine-month periods ended September 30, 2025 and September 30, 2024 respectively due primarily to various permanent tax differences, including the deferred tax asset valuation allowance, tax-exempt income, tax credits from low-income housing tax credit investments, and other items that impact our effective tax rate.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Management evaluates the realizability of deferred tax assets on a regular basis, considering all available evidence, both positive and negative.  Due to the current quarter’s loss as well as cumulative losses, the Company determined that it is more likely than not that the net deferred tax assets will not be realized and therefore recorded a valuation allowance against its entire net deferred tax asset balance of $94.7 million during the quarter ended September 30, 2025.  The Company will continue to assess the need for a valuation allowance in future periods and will adjust the allowance as necessary based on changes in circumstances or new information.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

Deferred tax assets, net of valuation allowance totaled $0 and $76.7 million at September 30, 2025 and December 31, 2024, respectively.

NOTE 13: SHAREHOLDERS’ EQUITY

FFI is a holding company and does not have any direct operating activities. Any future cash flow needs of FFI are expected to be met by its existing cash and cash equivalents and dividends from its subsidiaries. The Bank is subject to various laws and regulations that limit the amount of dividends that a bank can pay without obtaining prior approval from bank regulators. Additionally, under the terms of the holding company line of credit agreement, FFI may only declare and pay a dividend if the total amount of dividends and stock repurchases does not exceed 50% of FFI’s earnings before interest, taxes, depreciation, and amortization (“EBITDA”) for the current twelve-month period.  FFI’s cash and cash equivalents totaled $7.1 million at September 30, 2025 and $7.7 million at December 31, 2024.

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

On September 30, 2024, stockholders approved and adopted an amendment to the Company’s certificate of incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares and also approved the issuance of shares of common stock in connection with the July 2024 Capital Raise pursuant to NYSE listing rules. As a result of these approvals, all of the issued and outstanding shares of the Series B Preferred Stock automatically converted into shares of common stock as of the close of business on October 2, 2024, in accordance with the terms of the Certificate of Designation for the Series B Preferred Stock. In addition, the quarterly non-cumulative cash dividend (annual rate of 13%) and liquidation preference rights of the Series A Preferred Stock ceased to apply. Shares of Series A Preferred Stock (a) are now entitled to receive dividends at the same time and on the same terms as shares of common stock in accordance with the Certificate of Designation for the Series A Preferred Stock, and (b) rank as equal to shares of common stock in any liquidation of the Company. Furthermore, the Company will not be required to issue any cash-settled warrants to the investors who participated in the July 2024 Capital Raise. At September 30, 2025 and December 31, 2024, there were no declared dividends outstanding with respect to the Series A Preferred Stock.

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

In September 2025, 290 shares of preferred stock were converted to common shares.  Preferred shares issued and outstanding totaled 29,521 shares and 29,811 shares at September 30, 2025 and December 31, 2024, respectively.

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

The average common share price was above the $5.125 per share exercise price (on an as-converted basis) of the warrants for the three-month and nine-month periods ended September 30, 2025 and September 30, 2024.  As the average common share price was above the $5.125 per share exercise price (on an as-converted basis) of the warrants, the warrants would have been included in the dilutive share count and diluted earnings per share if the Company had positive earnings for the periods.  In addition, the Company has excluded restricted stock units in the computation of diluted EPS for the periods due to the net loss reported for such periods.

There were no stock options outstanding as of September 30, 2025 and September 30, 2024, respectively.

The following table sets forth the Company’s earnings per share calculations for the three-month and nine-month periods ended September 30:

	Three Months Ended		Three Months Ended
	September 30, 2025		September 30, 2024
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted
Net loss	$(146,323)	$(146,323)	$(82,174)	$(82,174)
Weighted average basic common shares outstanding	82,424,884	82,424,884	66,992,701	66,992,701
Dilutive effect of options, restricted stock, warrants, and contingent shares issuable		—		—
Diluted common shares outstanding		82,424,884		66,992,701
Net loss per share	$(1.78)	$(1.78)	$(1.23)	$(1.23)

	Nine Months Ended		Nine Months Ended
	September 30, 2025		September 30, 2024
(dollars in thousands, except share and per share amounts)	Basic	Diluted	Basic	Diluted
Net loss	$(147,117)	$(147,117)	$(78,296)	$(78,296)
Weighted average basic common shares outstanding	82,395,045	82,395,045	60,025,852	60,025,852
Dilutive effect of options, restricted stock, warrants, and contingent shares issuable		—		—
Diluted common shares outstanding		82,395,045		60,025,852
Net loss per share	$(1.79)	$(1.79)	$(1.30)	$(1.30)

NOTE 15: SEGMENT REPORTING

For the three and nine months ended September 30, 2025 and 2024, the Company had two reportable business segments: Banking (FFB) and Wealth Management (FFA). The results of FFI and any elimination entries are included in the column labeled Other. The reportable segments are determined by products and services offered and the corporate structure.  Business segment earnings before taxes are the primary measure of the segment’s performance as evaluated by

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

management.  Business segment earnings before taxes include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations.  Allocations of corporate expenses, such as finance and accounting, data processing and human resources are calculated based on estimated activity or usage levels.  The management accounting process measures the performance of the operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies.  If the management structures and/or the allocation process changes, allocations, transfers, and assignments may change.

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

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Three Months Ended September 30, 2025:
Interest income	$134,737	$—	$—	$134,737
Interest expense	86,686	—	1,973	88,659
Net interest income	48,051	—	(1,973)	46,078
Provision for credit losses	65,045	—	—	65,045
Noninterest income	10,834	7,033	(348)	17,519
Noninterest expense
Compensation and benefits	18,609	4,887	217	23,713
Customer service costs	9,068	—	—	9,068
Professional services and marketing costs	5,683	812	343	6,838
Other	16,849	679	335	17,863
(Loss) income before income taxes	(56,369)	655	(3,216)	(58,930)
Income tax expense (benefit)	79,775	—	7,618	87,393
Net (loss) income	$(136,144)	$655	$(10,834)	$(146,323)

Three Months Ended September 30, 2024:
Interest income	$157,156	$—	$—	$157,156
Interest expense	106,317	—	1,720	108,037
Net interest income	50,839	—	(1,720)	49,119
Provision (reversal) for credit losses	282	—	—	282
Noninterest income	4,598	7,704	(365)	11,937
LHFS LOCOM adjustment	(117,517)	—	—	(117,517)
Noninterest expense
Compensation and benefits	15,688	4,154	167	20,009
Customer service costs	18,954	—	—	18,954
Professional services and marketing costs	3,298	994	803	5,095
Other	15,266	621	280	16,167
(Loss) income before income taxes	(115,568)	1,935	(3,335)	(116,968)
Income tax (benefit) expense	(34,399)	551	(946)	(34,794)
Net (loss) income	$(81,169)	$1,384	$(2,389)	$(82,174)

FIRST FOUNDATION INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

For the Nine Months Ended September 30, 2025 - UNAUDITED

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
Nine Months Ended September 30, 2025:
Interest income	$413,604	$—	$—	$413,604
Interest expense	260,277	—	5,368	265,645
Net interest income	153,327	—	(5,368)	147,959
Provision for credit losses	70,828	—	—	70,828
Noninterest income	17,860	21,659	(1,060)	38,459
Noninterest expense
Compensation and benefits	56,952	15,733	(974)	71,711
Customer service costs	37,102	—	—	37,102
Professional services and marketing costs	16,022	2,849	1,113	19,984
Other	47,049	1,957	1,324	50,330
(Loss) income before income taxes	(56,766)	1,120	(7,891)	(63,537)
Income tax expense (benefit)	77,066	146	6,368	83,580
Net (loss) income	$(133,832)	$974	$(14,259)	$(147,117)

Nine Months Ended September 30, 2024:
Interest income	$458,523	$—	$—	$458,523
Interest expense	322,059	—	5,130	327,189
Net interest income	136,464	—	(5,130)	131,334
Provision (reversal) for credit losses	53	—	—	53
Noninterest income	16,522	22,843	(1,087)	38,278
LHFS LOCOM adjustment	(117,517)	—	—	(117,517)
Noninterest expense
Compensation and benefits	45,681	12,328	502	58,511
Customer service costs	45,796	—	—	45,796
Professional services and marketing costs	8,486	2,821	845	12,152
Other	47,084	1,980	940	50,004
(Loss) income before income taxes	(111,631)	5,714	(8,504)	(114,421)
Income tax (benefit) expense	(35,365)	1,632	(2,392)	(36,125)
Net (loss) income	$(76,266)	$4,082	$(6,112)	$(78,296)

NOTE 16: SUBSEQUENT EVENT

On October 27, 2025, FFI and FirstSun Capital Bancorp (“FirstSun”) issued a joint press release announcing the execution of an Agreement and Plan of Merger, dated as of October 27, 2025, by and between FFI and FirstSun, pursuant to which, upon the terms and subject to the conditions set forth therein, FFI will merge with and into FirstSun, with FirstSun continuing as the surviving entity (the “Merger”).  Immediately following the Merger, First Foundation Bank will merge with and into Sunflower Bank, National Association (“Sunflower Bank”), with Sunflower Bank continuing as the surviving bank.

The transaction is expected to close early in the second quarter of 2026, subject to the receipt of regulatory approvals, the approval of FFI’s and FirstSun’s shareholders and the satisfaction of customary closing conditions.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the three and nine months ended September 30, 2025 as compared to our results of operations in the three and nine months ended September 30, 2024; and our financial condition at September 30, 2025 as compared to our financial condition at December 31, 2024. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this report and our audited consolidated financial statements for the year ended December 31, 2024, and the notes thereto, which are set forth in Item 8 of our Annual Report on Form 10-K which we filed with the Securities and Exchange Commission (“SEC”) on March 17, 2025.

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

The principal risks and uncertainties to which our businesses are subject are discussed in this Item 2 and under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and Item 1A of Part II of this report. Therefore, you are urged to read not only the information contained in this Item 2, but also the risk factors and other cautionary information contained under the heading “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, and in Item 1A of Part II of this report, which qualify the forward-looking statements contained in this report.

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

Recent Developments

On October 27, 2025, FFI and FirstSun Capital Bancorp (“FirstSun”) issued a joint press release announcing the execution of an Agreement and Plan of Merger, dated as of October 27, 2025, by and between FFI and FirstSun, pursuant to which, upon the terms and subject to the conditions set forth therein, FFI will merge with and into FirstSun, with FirstSun continuing as the surviving entity (the “Merger”).  Immediately following the Merger, First Foundation Bank will merge with and into Sunflower Bank, National Association (“Sunflower Bank”), with Sunflower Bank continuing as the surviving bank.  The Merger is expected to close early in the second quarter of 2026, subject to the receipt of regulatory approvals, the approval of FFI’s and FirstSun’s shareholders and the satisfaction of customary closing conditions.

Under the terms of the merger agreement, FFI common and preferred stockholders will receive 0.16083 of a share of FirstSun common stock for each share of FFI common stock owned on a fully converted basis. Additionally, FFI’s warrant holders will exercise their warrants early and receive FirstSun common stock in the Merger and also receive additional cash consideration totaling $17.5 million in the aggregate. The aggregate transaction value, inclusive of the cash consideration being paid to warrant holders, is estimated at $785 million based on FirstSun’s closing price as of October 24, 2025. FirstSun stockholders will own 59.5% and FFI stockholders will own 40.5% of the combined company following the Merger.

Certain important risks and uncertainties related to the Merger are described under the Item 1A, “Risk Factors” in Part II of this report.

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

Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (collectively “tax benefits”) that we believe will be available to us to offset or reduce income taxes in future periods. Under applicable federal and state income tax laws and regulations, tax benefits related to tax loss carryforwards will expire if they cannot be used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset related to tax loss carryforwards to reduce income taxes in the future depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits prior to their expiration, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits in full prior to their expiration, then we would establish a valuation allowance to reduce the deferred tax asset on our balance sheet to the amount with respect to which we believe it is still more likely than not that we will be able to use to offset or reduce taxes in the future. The establishment of such a valuation allowance, or any increase in an existing valuation allowance, would be effectuated through a charge to the provision for income taxes or a reduction in any income tax credit for the period in which such valuation allowance is established or increased.  See Note 12: Income Taxes, in the consolidated financial statements for additional information related to the Company’s deferred tax assets.

For complete discussion and disclosure of other accounting policies, see Note 1: Summary of Significant Accounting Policies of the Company’s consolidated financial statements in both this quarterly filing as well as our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

We have two business segments, “Banking” and “Investment Management and Wealth Planning” (“Wealth Management”). Banking includes the operations of FFB, FFPF, and Blue Moon Management LLC and Wealth Management includes the operations of FFA. The financial position and operating results of the stand-alone holding company, FFI, are included under the caption “Other” in certain of the tables that follow, along with any consolidation elimination entries.

Overview

For the quarter ended September 30, 2025, the Company reported a net loss of $146.3 million, compared to net losses of $7.7 million and $82.2 million for the prior and year-ago quarters, respectively. Revenue totaled $63.6 million for the quarter ended September 30, 2025, compared to $51.4 million and ($56.5 million) for the prior and year-ago quarters, respectively.  Net interest income totaled $46.1 million for the quarter ended September 30, 2025, compared to $50.1 million and $49.1 million for the prior and year-ago quarters, respectively.  Provision for credit losses totaled $65.0 million for the quarter ended September 30, 2025, compared to $2.4 million and $0.3 million for the prior and year-ago quarters, respectively.  Net interest margin (“NIM”) was 1.60% for the quarter ended September 30, 2025, compared to 1.68% and 1.50% for the prior and year-ago quarters, respectively.  Noninterest income totaled $17.5 million for the quarter ended September 30, 2025, compared to $1.3 million and ($105.6 million) for the prior and year-ago quarters, respectively. Noninterest expense totaled $57.5 million for the quarter ended September 30, 2025, compared to $59.9 million and $60.2 million for the prior and year-ago quarters, respectively.  Income tax expense totaled $87.4 million for the quarter ended September 30, 2025, compared to income tax benefit of $3.2 million and $34.8 million for the prior and year-ago quarters, respectively.

At September 30, 2025, the Company had total assets of $11.9 billion, including $7.7 billion of total loans, net of deferred fees and allowance for credit losses, $1.7 billion of cash and cash equivalents, $1.6 billion in investment securities available-for-sale, and $0.6 billion in investment securities held-to-maturity. This compares to total assets of $12.6 billion, including $9.2 billion of total loans, net of deferred fees and allowance for credit losses, $1.0 billion of cash and cash equivalents, $1.3 billion in investment securities available-for-sale, and $0.7 billion in investment securities held-to-maturity at December 31, 2024. Cash and cash equivalents represented approximately 14.5% of total assets at September 30, 2025, compared to 8.0% at December 31, 2024. Total assets decreased $0.7 billion or 5.8% at September 30, 2025 compared to December 31, 2024. The decrease in total assets was largely due to a $1.5 billion decrease in total loans, offset by a $0.7 billion increase in cash and cash equivalents. The decrease in total loans was largely due to the sale of $858 million in multifamily loans held for sale during the prior quarter as part of the Company’s continued strategy to reduce its exposure to low-coupon fixed rate loans and concentration in commercial real estate (“CRE”) loans and high-cost deposits. In addition, the decrease in total loans was due to loan payments and payoffs on the loans held for investment portfolio totaling $1.3 billion, offset by new loan fundings of $0.7 billion for the nine-month period ended September 30, 2025.

At September 30, 2025, the Company had total liabilities of $11.0 billion, including $9.3 billion in deposits, $1.4 billion in borrowings, $174 million in subordinated debt, and $103.5 million in other liabilities. This compares to total liabilities of $11.6 billion, including $9.9 billion in deposits, $1.4 billion in borrowings, $173 million in subordinated debt, and $123 million in other liabilities at December 31, 2024. Total liabilities decreased $0.6 billion or 5.2% at September 30, 2025, compared to December 31, 2024. The decrease was largely due to a $0.6 billion decrease in deposits.  Proceeds from the aforementioned loan sales were used to pay down high-cost deposits during the prior quarter. Our loan to deposit ratio was 83.6% as of September 30, 2025 compared to 93.4% as of December 31, 2024.

At September 30, 2025, the Company had total shareholders’ equity of $0.9 billion, compared to $1.1 billion at December 31, 2024. During the nine-month period ended September 30, 2025, shareholder’s equity activity included $147.1 million net loss, offset by a $7.1 million decrease in accumulated other comprehensive loss, and $5.4 million increase in additional paid-in-capital from recurring accruals for stock equivalent awards. The decrease in accumulated other comprehensive loss was due to $13.7 million in net unrealized holding gains on the securities available-for-sale portfolio, offset by $6.0 million in unrealized losses associated with derivative assets arising during the period.

Results of Operations

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, gains on the sale of loans and investment securities available-for-sale, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of assets under management (“AUM”).

The following table shows key operating results for each of our business segments for the quarter ended September 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2025:
Interest income	$134,737	$—	$—	$134,737
Interest expense	86,686	—	1,973	88,659
Net interest income	48,051	—	(1,973)	46,078
Provision for credit losses	65,045	—	—	65,045
Noninterest income	10,834	7,033	(348)	17,519
Noninterest expense	50,209	6,378	895	57,482
(Loss) income before income taxes	(56,369)	655	(3,216)	(58,930)
Income tax expense (benefit)	79,775	—	7,618	87,393
Net (loss) income	$(136,144)	$655	$(10,834)	$(146,323)

2024:
Interest income	$157,156	$—	$—	$157,156
Interest expense	106,317	—	1,720	108,037
Net interest income	50,839	—	(1,720)	49,119
Provision for credit losses	282	—	—	282
Noninterest income	4,598	7,704	(365)	11,937
LHFS LOCOM adjustment	(117,517)	—	—	(117,517)
Noninterest expense	53,206	5,769	1,250	60,225
(Loss) income before income taxes	(115,568)	1,935	(3,335)	(116,968)
Income tax (benefit) expense	(34,399)	551	(946)	(34,794)
Net (loss) income	$(81,169)	$1,384	$(2,389)	$(82,174)

Third Quarter of 2025 Compared to Third Quarter of 2024

Combined net loss for the third quarter of 2025 was $146.3 million, compared to net loss of $82.2 million for the year-ago quarter. Combined net loss before income taxes for the third quarter of 2025 was $58.9 million, compared to combined net loss before taxes of $117.0 million for the year-ago quarter.  The year-ago quarter’s results include a $117.5 million lower-of-cost-or-market (“LOCOM”) adjustment associated with the August 2024 transfer of $1.9 billion in multifamily loans held for investment to loans held for sale.  Excluding the LOCOM adjustment, the year-ago quarter’s results would have been net income before taxes of $0.5 million.  The $59.4 million change in net income before income taxes for the third quarter 2025 compared to the adjusted results of the year-ago quarter was primarily due to a decrease in net income before taxes in the Banking segment, which recorded a net loss before taxes of $56.4 million for the quarter, largely due to an increase in provision for credit losses of $64.8 million, compared to the year-ago quarter.  The increase in provision for credit losses during the third quarter of 2025 was due to changes in ACL quantitative assumptions,  aggregately considered a change in accounting estimate made prospectively beginning with the third quarter of 2025.  In addition, $16.8 million of the quarterly provision is associated with one large C&I loan which was moved from pooled evaluation to individually evaluated loans.  The Wealth Management segment’s third quarter 2025’s net income before income taxes decreased $1.3 million to $0.7 million, compared to $1.9 million for the year-ago quarter.  The decrease in Wealth Management net income before taxes was primarily due to a decrease in noninterest income of $0.7 million and an increase in noninterest expense of $0.6 million.  The decrease in noninterest income was due to a reduction in investment advisory fees, as average quarterly AUM balances decreased to $5.3 billion for the third quarter of 2025 compared to $5.5 billion for the year-ago quarter.  The increase in noninterest expense was due to an increase in compensation and benefits expense.  Combined income tax expense for the third quarter of 2025 was $87.4 million, compared to income tax benefit of $34.8 million for the year-ago quarter.  The third quarter’s income tax expense was largely impacted by the recording of a $94.7 million valuation allowance against the Company’s net deferred tax asset balance, after the Company determined that it is more likely than not that the net deferred tax asset assets will not be realized due to the current quarter loss and cumulative losses in prior years.  Net interest income decreased $3.0 million to $46.1 million in the third quarter of 2025, compared to $49.1 million in the year-ago quarter.  The decrease in net interest income was largely due to a decrease in average interest-earning asset balances, offset be a decrease in average interest-bearing liability balances.  Average interest-earning asset balances totaled $11.6 billion for the third quarter of 2025, compared to $13.2 billion for the year-ago quarter.  Yields on interest-earning assets averaged 4.64% for the third quarter of 2025, compared to 4.75% for the year-ago quarter.  Average interest-bearing liability balances totaled $9.3 billion for the third quarter of 2025, compared to $10.1 billion for the year-ago quarter.  Rates on interest-bearing liability balances averaged 3.78% for the third quarter of 2025, compared to 4.24% for the year-ago quarter.  Net interest income, noninterest income, and noninterest expense are discussed in more detail in the tables that follow.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the expected lifetime credit losses in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us. For the third quarter of 2025, we recorded total provision for credit losses of $65.0 million, compared to $0.3 million  for the year-ago quarter. The provision for credit losses for the third quarter of 2025 consisted of $64.4 million in provision expense for loans, net of $0.5 million in net charge-offs.  During the third quarter of 2025, the Company revised several key assumptions within its ACL methodology for various loan segments in accordance with FASB ASC 250 – Accounting Changes and Error Corrections.  These changes were made in response to changes in economic conditions and increased economic uncertainty.  At September 30, 2025, the allowance for credit losses on the loan portfolio was $101.9 million or 1.40% of total loans held for investment, compared to $32.3 million and 0.41% at December 31, 2024. For the third quarter of 2025, we recorded net charge-offs of $0.5 million or 0.03% of average loans on an annualized basis compared to $0.3 million or 0.01% of average loans on an annualized basis for the year-ago quarter.

The following table shows key operating results for each of our business segments for the nine months ended September 30:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2025:
Interest income	$413,604	$—	$—	$413,604
Interest expense	260,277	—	5,368	265,645
Net interest income	153,327	—	(5,368)	147,959
Provision for credit losses	70,828	—	—	70,828
Noninterest income	17,860	21,659	(1,059)	38,460
Noninterest expense	157,125	20,539	1,464	179,128
(Loss) income before income taxes	(56,766)	1,120	(7,891)	(63,537)
Income tax expense (benefit)	77,066	146	6,368	83,580
Net (loss) income	$(133,832)	$974	$(14,259)	$(147,117)

2024:
Interest income	$458,523	$—	$—	$458,523
Interest expense	322,059	—	5,130	327,189
Net interest income	136,464	—	(5,130)	131,334
Provision for credit losses	53	—	—	53
Noninterest income	16,522	22,843	(1,087)	38,278
LHFS LOCOM adjustment	(117,517)	—	—	(117,517)
Noninterest expense	147,047	17,129	2,287	166,463
(Loss) income before income taxes	(111,631)	5,714	(8,504)	(114,421)
Income tax (benefit) expense	(35,365)	1,632	(2,392)	(36,125)
Net (loss) income	$(76,266)	$4,082	$(6,112)	$(78,296)

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Combined net loss for the nine-month period ended September 30, 2025 was $147.1 million, compared to net loss of $78.3 million for the year-ago period. Combined net loss before income taxes for the nine-month period ended September 30, 2025 was $63.5 million, compared to combined net loss before taxes of $114.4 million for the year-ago period. The year-ago period’s results include a $117.5 million LOCOM adjustment associated with the August 2024 transfer of $1.9 billion in multifamily loans held for investment to loans held for sale.  Excluding the LOCOM adjustment, the year-ago period’s results would have been net income before taxes of $3.1 million.  The $66.6 million change in net income before taxes for the nine-month period ended September 30, 2025 compared to the adjusted results of the year-ago period was primarily due to a decrease in net income before taxes in the Banking segment, which recorded a net loss before taxes of $56.8 million for the nine-month period September 30, 2025, largely due to an increase in provision for credit losses of $70.8 million, compared to the year-ago period.  The increase in provision for credit losses during the nine-month period ended September 30, 2025 was largely due to changes in ACL quantitative assumptions, aggregately considered a change in accounting estimate made prospectively beginning in the third quarter of 2025.  In addition, $16.8 million of the third quarter provision is associated with one large C&I loan which was moved from pooled evaluation to individually evaluated loans.  Wealth Management segment’s net income before taxes decreased $4.6 million to $1.1 million, compared to $5.7 million for the year-ago period.  The decrease in Wealth Management segment net income before taxes was primarily due to a decrease in noninterest income of $1.2 million and an increase in noninterest expense of $3.4 million.  The decrease in noninterest income was due to a reduction in investment advisory fees, as average year-to-date AUM balances decreased to $5.2 billion for the nine-month period ended September 30, 2025, compared to $5.4 billion for the year-ago period.  The increase in noninterest expense was primarily due to an increase in compensation and benefits expense.   Combined income tax expense for the nine-month period ended September 30, 2025 was $83.6 million, compared to income tax benefit of $36.1 million for the year-ago period.  The change in combined income tax expense is largely due to the recording of a $94.7 million valuation allowance against the Company’s net deferred tax asset balance in the third quarter of 2025 after the Company determined that it is more likely than not that the net deferred tax assets will not be realized due to current and prior period cumulative losses.  Net interest income increased $16.6 million to

$148.0 million for the nine-month period ended September 30, 2025, compared to $131.3 million in the year-ago period.  The increase in net interest income was largely due to a decrease in interest expense of $61.5 million, offset by a decrease in interest income of $44.9 million for the nine-month period ended September 30, 2025, compared to the year-ago period.    Net interest income, noninterest income, and noninterest expense are discussed in more detail in the tables that follow.

Provision for credit losses. For the nine-month period ended September 30, 2025, we recorded total provision for credit losses of $70.8 million, compared to $53 thousand for the year-ago period. The provision for credit losses for the nine-month period ended September 30, 2025 consisted of $69.6 million in provision expense for loans, (net of $0.9 million in net charge-offs) and $0.6 million in provision expense for unfunded commitments.  The increase in provision for credit losses for loans includes the $65 million in provision expense recorded in the third quarter of 2025 due to revisions in several key assumptions within the ACL methodology for various loan segments.  These changes were made in response to changes in economic conditions and increased economic uncertainty and were accounted for as changes in accounting estimates in accordance with FASB ASC 250 – Accounting Changes and Error Corrections.   For the nine-month period ended September 30, 2025, we recorded net charge-offs of $0.9 million or 0.01% of average loans on an annualized basis compared to $0.8 million or 0.01% of average loans on an annualized basis for the year-ago period.

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

	Three Months Ended September 30:
	2025			2024
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans, including LHFS	$7,855,183	$93,054	4.72%	$10,055,865	$120,285	4.77%
Securities AFS	1,609,301	20,997	5.22%	1,278,765	17,199	5.38%
Securities HTM	651,479	3,936	2.42%	741,873	4,176	2.25%
Cash, FHLB stock, and fed funds	1,471,792	16,750	4.51%	1,127,688	15,496	5.47%
Total interest-earning assets	11,587,755	134,737	4.64%	13,204,191	157,156	4.75%
Noninterest-earning assets:
Nonperforming assets	33,985			19,726
Other	313,431			251,248
Total assets	$11,935,171			$13,475,165
Interest-bearing liabilities:
Demand deposits	$1,732,062	$12,674	2.90%	$2,073,259	$20,388	3.91%
Money market and savings	3,701,963	33,450	3.58%	3,527,161	35,850	4.04%
Certificates of deposit	2,266,661	25,818	4.52%	2,669,097	32,897	4.90%
Total interest-bearing deposits	7,700,686	71,942	3.71%	8,269,517	89,135	4.29%
Borrowings	1,436,549	14,744	4.07%	1,691,936	17,182	4.04%
Subordinated debt	173,495	1,973	4.51%	173,435	1,720	3.94%
Total interest-bearing liabilities	9,310,730	88,659	3.78%	10,134,888	108,037	4.24%
Noninterest-bearing liabilities:
Demand deposits	1,482,278			2,124,562
Other liabilities	89,272			124,806
Total liabilities	10,882,280			12,384,256
Shareholders’ equity	1,052,891			1,090,909
Total liabilities and equity	$11,935,171			$13,475,165
Net Interest Income		$46,078			$49,119
Net Interest Rate Spread			0.86%			0.51%
Net Interest Margin			1.60%			1.50%

	Nine Months Ended September 30:
	2025			2024
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans, including LHFS	$8,534,357	$299,720	4.69%	$10,084,178	$358,973	4.75%
Securities AFS	1,461,554	57,332	5.23%	1,160,394	46,187	5.31%
Securities HTM	674,411	12,342	2.44%	762,126	12,937	2.26%
FHLB stock, fed funds and deposits	1,264,637	44,210	4.67%	1,012,308	40,426	5.33%
Total interest-earning assets	11,934,959	413,604	4.63%	13,019,006	458,523	4.70%
Noninterest-earning assets:
Nonperforming assets	38,807			17,822
Other	283,537			261,671
Total assets	$12,257,303			$13,298,499
Interest-bearing liabilities:
Demand deposits	$1,831,400	$41,177	3.01%	$2,467,225	$74,328	4.02%
Money market and savings	3,626,078	97,308	3.59%	3,354,460	100,005	3.98%
Certificates of deposit	2,128,050	74,094	4.66%	2,746,876	100,682	4.90%
Total interest-bearing deposits	7,585,528	212,579	3.75%	8,568,561	275,015	4.29%
Borrowings	1,552,730	47,698	4.11%	1,541,682	47,044	4.08%
Subordinated debt	173,480	5,368	4.14%	173,419	5,130	3.95%
Total interest-bearing liabilities	9,311,738	265,645	3.81%	10,283,662	327,189	4.25%
Noninterest-bearing liabilities:
Demand deposits	1,784,632			1,903,046
Other liabilities	109,165			131,742
Total liabilities	11,205,535			12,318,450
Shareholders’ equity	1,051,768			980,049
Total liabilities and equity	$12,257,303			$13,298,499
Net Interest Income		$147,959			$131,334
Net Interest Rate Spread			0.82%			0.45%
Net Interest Margin			1.65%			1.34%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes for the three and nine months ended September 30, 2025, as compared to the three and nine months ended September 30, 2024:

	Quarter Ended			Nine Months Ended
	September 30, 2025 vs. 2024			September 30, 2025 vs. 2024
	Increase (Decrease) due to			Increase (Decrease) due to
(dollars in thousands)	Volume	Rate	Total	Volume	Rate	Total
Interest earned on:
Loans, including LHFS	$(25,965)	$(1,266)	$(27,231)	$(54,611)	$(4,642)	$(59,253)
Securities AFS	4,324	(526)	3,798	11,819	(674)	11,145
Securities HTM	(549)	309	(240)	(1,555)	960	(595)
Cash, FHLB stock, and fed funds	4,269	(3,015)	1,254	9,197	(5,413)	3,784
Total interest-earning assets	(17,921)	(4,498)	(22,419)	(35,150)	(9,769)	(44,919)
Interest paid on:
Demand deposits	(3,011)	(4,703)	(7,714)	(16,914)	(16,237)	(33,151)
Money market and savings	1,783	(4,183)	(2,400)	7,637	(10,334)	(2,697)
Certificates of deposit	(4,646)	(2,433)	(7,079)	(21,839)	(4,749)	(26,588)
Borrowings	(2,571)	133	(2,438)	295	359	654
Subordinated debt	7	246	253	(4)	242	238
Total interest-bearing liabilities	(8,438)	(10,940)	(19,378)	(30,825)	(30,719)	(61,544)
Net interest (expense) income	$(9,483)	$6,442	$(3,041)	$(4,325)	$20,950	$16,625

Net interest income was $46.1 million for the third quarter of 2025, compared to $49.1 million for the year-ago quarter. The overall decrease in net interest income from the year-ago period was primarily driven by a reduction in interest-earning asset balances which was in greater proportion to the reduction in interest-bearing liability balances.  The negative impact of the volume changes was offset by a positive impact on rate changes, as rates paid on interest-bearing liabilities decreased in greater proportion to the rates earned on interest-earning assets.

Interest income decreased to $134.7 million for the third quarter of 2025, compared to $157.2 million for the year-ago quarter. The decrease in interest income was due to a decrease in average interest-earning asset balances as well as a decrease in the average yield earned on such balances. Yields on interest-earning assets averaged 4.64% for the third quarter of 2025, compared to 4.75% for the year-ago quarter, a decrease of 0.11% or 11 basis points. Average interest-earning asset balances decreased $1.6 billion or 12.2% to $11.6 billion for the third quarter of 2025, compared to $13.2 billion for the year-ago quarter. The decrease in average interest-earning asset balances was due primarily to a $2.2 billion decrease in average loan balances, offset by a $0.3 billion increase in securities AFS and HTM and a $0.3 billion increase in cash, FHLB stock, and fed funds balances. The decrease in loan balances was primarily due to loan sales during the second quarter of 2025 totaling $0.9 billion, as well as year-to-date loan payoffs and paydowns exceeding year-to-date new loan fundings compared to that of the year-ago period which impacted overall third quarter average balances.  In August 2024, the Company transferred $1.9 billion in multifamily CRE loans from loans held for investment to loans held for sale and has sold $1.3 billion of the transferred amount to date, including the $0.9 billion sold in the second quarter of 2025. The increase in securities AFS and HTM balances was primarily due to the purchase of $1.0 billion in securities AFS, including agency mortgage-backed and collateralized mortgage obligation securities during the nine-month period ended September 30, 2025, offset by the sale of $0.7 billion in securities AFS during the same period, which impacted overall third quarter average balances. The decrease in yields on interest-earning assets was primarily due to a decrease in yield on loans, which decreased to 4.72% for the third quarter of 2025, compared to 4.77% for the year-ago quarter. New loan fundings totaled $265 million at an average yield of 7.00% for the third quarter of 2025, compared to new loan fundings of $366 million at an average yield of 8.23% for the year-ago quarter. Yields on the combined AFS and HTM securities portfolio increased to 4.41% for the third quarter of 2025, compared to 4.23% for the year-ago quarter. The increase in combined yields was due to the acquisition of higher-yielding agency mortgage-backed and collateralized mortgage obligation securities AFS.  Yields on cash, FHLB stock, and fed funds balances decreased to 4.51% for the third quarter of 2025, compared to 4.75% for the year-ago quarter.

Interest expense decreased to $88.7 million for the third quarter of 2025, compared to $108.0 million for the year-ago quarter. The decrease in interest expense was due to decreases in both average interest-bearing liability balances as well as average rates paid on such balances. Average interest-bearing liability balances, consisting of interest-bearing deposits, borrowings, and subordinated debt, decreased $0.8 billion or 8.1% to $9.3 billion for the third quarter of 2025, compared to $10.1 billion for the year-ago quarter. Rates on interest-bearing liability balances averaged 3.78% for the third quarter of 2025, compared to 4.24% for the year-ago quarter, a decrease of 0.46% or 46 basis points. The decrease in average interest-bearing liability balances was primarily due to a $0.6 billion decrease in average interest-bearing deposits and a $0.3 billion decrease in average borrowings.  The decrease in average interest-bearing deposits was primarily driven by a decrease in higher-cost brokered deposit balances, which were able to mature without being replaced, aided by the sale of $1.3 billion in multifamily CRE loan sales since August 2024. Rates on interest-bearing liability balances decreased primarily due to the reduction in higher-cost brokered deposit balances. Average balances on borrowings decreased to $1.4 billion for the third quarter of 2025, compared to $1.7 billion for the year-ago quarter. Average rates paid on borrowings increased to 4.07% for the third quarter of 2025, compared to 4.04% for the year-ago quarter.

The 0.46% decrease in average rate paid on interest-bearing liability balances, offset by the 0.11% decrease in average yield earned on interest-earning assets, resulted in an expansion of NIM for the third quarter of 2025, compared to the year-ago quarter. NIM was 1.60% for the third quarter of 2025 compared to 1.50% for the year-ago quarter.

Net interest income was $148.0 million for the nine-month period ended September 30, 2025, compared to $131.3 million for the year-ago period. The overall increase in net interest income from the year-ago period was primarily driven by a reduction in rates paid on interest-bearing liability balances decreasing in greater proportion to the rates earned on interest-earning assets.  The positive impact of the rate changes was somewhat offset by negative changes due to volume as interest-earning asset balances decreased in greater proportion to the reduction in interest-bearing liability balances.

Interest income decreased to $413.6 million for the nine-month period ended September 30, 2025, compared to $458.5 million for the year-ago period. The decrease in interest income was due to a decrease in average yield earned on interest-earning assets, as well as a decrease in average interest-earning asset balances. Yields on interest-earning assets averaged 4.63% for the nine-month period ended September 30, 2025, compared to 4.70% for the year-ago period, a decrease of 0.07% or 7 basis points. Average interest-earning asset balances decreased $1.1 billion or 8.3% to $11.9 billion for the nine-month period ended September 30, 2025, compared to $13.0 billion for the year-ago period. The decrease in average interest-earning asset balances was due primarily to a $1.5 billion decrease in loans, offset by a $0.2 billion increase in securities AFS and HTM and a $0.3 billion increase in cash, FHLB stock, and fed funds balances.  The decrease in loan balances was primarily due to loan sales as well as year-to-date loan payoffs and paydowns exceeding year-to-date new loan fundings compared to that of the year-ago period which impacted year-to-date average balances.  In August 2024, the Company transferred $1.9 billion in multifamily CRE loans from loans held for investment to loans held for sale and has since completed loan sale transactions in the fourth quarter of 2024 ($489 million principal balance sold) and second quarter of 2025 ($858 million principal balance sold).  The increase in securities AFS and HTM balances was primarily due to the purchase of $1.0 billion in securities AFS, including agency mortgage-backed and collateralized mortgage obligation securities during the nine-month period ended September 30, 2025, offset by the sale of $0.7 billion in securities AFS during the same period.  The decrease in yields on interest-earning assets was primarily due to a decrease in yield on loans, which decreased to 4.69% for the nine-month period ended September 30, 2025, compared to 4.75% for the year-ago period. New loan fundings totaled $700.4 million at an average yield of 7.09% for the nine-month period ended September 30, 2025, compared to new loan fundings of $1.2 billion at an average yield of 8.25% for the year-ago period.  Yields on cash, FHLB stock, and fed funds balances decreased to 4.67% for the nine-month period ended September 30, 2025, compared to 5.33% for the year-ago period.

Interest expense decreased to $265.6 million for the nine-month period ended September 30, 2025, compared to $327.2 million for the year-ago period. The decrease in interest expense was due to decreases in both average interest-bearing liability balances as well as average rates paid on such balances. Average interest-bearing liability balances, consisting of interest-bearing deposits, borrowings, and subordinated debt, decreased $1.0 billion or 9.45% to $9.3 billion for the nine-month period ended September 30, 2025, compared to $10.3 billion for the year-ago period.  Rates on interest-bearing liability balances averaged 3.81% for the nine-month period ended September 30, 2025, compared to 4.25% for the year-ago period, a decrease of 0.44% or 44 basis points. The decrease in average interest-bearing liability balances was primarily due to a $1.0 billion decrease in average interest-bearing deposits. The decrease in average interest-bearing deposits was primarily driven by a decrease in higher-cost brokered deposit balances, which were able to mature without being replaced, aided by the sale of $1.3 billion in multifamily CRE loan sales that have taken place since the loans were reclassified from loans held for investment to loans held for sale in August 2024.  Rates on interest-bearing liability balances decreased primarily due to the reduction in average balances of higher-cost brokered deposit balances.  Average balances and rates paid on borrowings were $1.6 billion and 4.11%, respectively for the nine-month period ended September 30, 2025,  compared to $1.5 billion and 4.08%, respectively for the year-ago period.

Noninterest income. Noninterest income for Banking includes fees charged to clients for trust services and deposit services, consulting fees, prepayment and late fees charged on loans, gain (loss) on sale of loans, securities, and REO, and gains and losses from capital market activities, including those associated with changes in the valuation of the loans held for sale portfolio. The following table provides a breakdown of noninterest income for Banking for the three and nine months ended September 30, 2025 and 2024:

(dollars in thousands)	2025	2024
Three Months Ended September 30:
Trust and consulting fees	$1,853	$1,746
Loan related fees	1,782	1,588
Deposit charges	458	425
Loss on sale of loans	—	(13)
Gain on sale of securities available-for-sale	1,228	—
Capital market activities	4,698	(117,517)
Other	815	852
Total noninterest income	$10,834	$(112,919)

Nine Months Ended September 30:
Trust and consulting fees	$5,294	$4,946
Loan related fees	5,694	4,058
Deposit charges	1,459	1,355
(Loss) gain on sale of loans	(10,405)	665
Gain on sale of securities available-for-sale	5,930	1,204
Capital market activities	7,240	(115,844)
Loss on sale of assets	—	(391)
Gain on sale of REO	—	679
Other	2,648	2,333
Total noninterest income	$17,860	$(100,995)

Noninterest income in Banking was $10.8 million for the third quarter of 2025, compared to ($112.9) million for the year-ago quarter. Noninterest income in Banking for the year-ago quarter includes the $117.5 million LOCOM adjustment associated with the August 2024 transfer of $1.9 billion in multifamily CRE loans from loans held for investment to loans held for sale.  Excluding the LOCOM adjustment, noninterest income in Banking totaled $4.6 million for the year-ago period.  Trust and consulting fees, loan related fees, and deposit charges income totaled $4.1 million for the third quarter of 2025, compared to $3.8 million for the year-ago quarter.  During the current quarter, $196 million in securities AFS were sold, resulting in gain on sale of securities AFS of $1.2 million.  During the current quarter, capital markets activities generated a gain of $4.7 million and consisted of unrealized gains on the valuation of our loans held for sale portfolio, net of corresponding unrealized derivative losses.  The fair value of the loans held for sale portfolio at September 30, 2025 was 95.7%, compared to 94.6% at June 30, 2025, resulting in the $4.7 million in unrealized gains.

Noninterest income in Banking was $17.9 million for the nine-month period ended September 30, 2025, compared to ($101 million) for the year-ago period.  Noninterest income in Banking for the year-ago quarter totaled $16.5 million excluding the aforementioned $117.5 million LOCOM.  Trust and consulting fees, loan related fees, and deposit charges income totaled $12.4 million for the nine-months ended September 30, 2025, compared to $10.4 million for the year-ago period.  During the previous quarter, $858 million principal balance of multifamily CRE loans were sold, resulting in a loss on sale of loans of $10.4 million.  During the nine-month period ended September 30, 2025, $663 million par value of securities available-for-sale were sold, resulting in a gain on sale of securities available-for-sale of $5.9 million.  During the nine-month period ended September 30, 2025, capital market activities generated a gain of $7.2 million, and consisted of $14.4 million in unrealized gains on the valuation of the loans held for sale portfolio and corresponding derivatives, offset by $7.1 million in realized losses on the partial termination of interest rate swap derivatives, which were terminated in conjunction with the $858 million multifamily CRE loan sale in the prior quarter.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the three and nine months ended September 30, 2025 and 2024:

(dollars in thousands)	2025	2024
Three Months Ended September 30:
Noninterest income	$7,033	$7,704

Nine Months Ended September 30:
Noninterest income	$21,659	$22,843

Noninterest income for Wealth Management was $7.0 million for the third quarter of 2025, compared to $7.7 million for the year-ago quarter. The $0.7 million decrease in noninterest income was due primarily to a decrease in fees earned on AUM balances as average AUM balances earning fees decreased to $5.2 billion for the third quarter of 2025, compared to $5.5 billion for the year-ago quarter.  Noninterest income for Wealth Management was $21.7 million for the nine-month period ended September 30, 2025, compared to $22.8 million for the year-ago period. The $1.2 million decrease in noninterest income was due primarily to a decrease in fees earned on AUM balances as average AUM balances earning fees decreased to $5.2 billion for the nine-month period ended September 30, 2025, compared to $5.4 billion for year-ago period.

The following table summarizes the activity in our AUM for the periods indicated:

		Existing account
	Beginning	Additions/	New
(dollars in thousands)	Balance	Withdrawals	Accounts	Terminations	Performance	Ending balance
Three Months Ended September 30, 2025:
Fixed income	$1,533,345	$(23,585)	$10,079	$(98,777)	$(3,720)	$1,417,342
Equities	2,952,008	56,560	3,179	(208,925)	193,496	2,996,318
Cash and other	807,642	(36,272)	13,589	(74,972)	32,607	742,594
Total	$5,292,995	$(3,297)	$26,847	$(382,674)	$222,383	$5,156,254

Nine Months Ended September 30, 2025:
Fixed income	$1,650,723	$80,781	$54,815	$(207,756)	$(161,221)	$1,417,342
Equities	2,932,526	(111,528)	20,475	(376,453)	531,298	2,996,318
Cash and other	862,631	(61,155)	61,044	(196,910)	76,984	742,594
Total	$5,445,880	$(91,902)	$136,334	$(781,119)	$447,061	$5,156,254

Three Months Ended September 30, 2024:
Fixed income	$1,758,090	$(16,651)	$11,084	$(47,521)	$15,218	$1,720,220
Equities	2,947,633	(111,577)	116,182	(106,825)	112,468	2,957,881
Cash and other	782,996	21,925	10,505	(33,459)	39,421	821,388
Total	$5,488,719	$(106,303)	$137,771	$(187,805)	$167,107	$5,499,489

Nine Months Ended September 30, 2024:
Fixed income	$1,849,056	$(73,125)	$40,968	$(67,388)	$(29,291)	$1,720,220
Equities	2,609,033	(67,931)	163,519	(136,085)	389,345	2,957,881
Cash and other	791,859	(38,810)	36,918	(45,732)	77,153	821,388
Total	$5,249,948	$(179,866)	$241,405	$(249,205)	$437,207	$5,499,489

AUM balances were $5.2 billion at September 30, 2025, compared to $5.4 billion and $5.5 billion at December 31, 2024 and September 30, 2024, respectively. The $289 million decrease in AUM during the nine-month period ended September 30, 2025 was the net result of $136 million of new accounts, $447 million of performance gains, and terminations and net withdrawals of $872 million.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the periods indicated:

	Banking		Wealth Management
(dollars in thousands)	2025	2024	2025	2024
Three Months Ended September 30:
Compensation and benefits	$18,609	$15,688	$4,887	$4,154
Occupancy and depreciation	8,462	8,550	477	463
Professional services and marketing	5,683	3,298	812	994
Customer service costs	9,068	18,954	—	—
Other	8,387	6,716	202	158
Total noninterest expense	$50,209	$53,206	$6,378	$5,769

Nine Months Ended September 30:
Compensation and benefits	$56,952	$45,681	$15,733	$12,328
Occupancy and depreciation	24,359	25,662	1,358	1,446
Professional services and marketing	16,022	8,486	2,849	2,821
Customer service costs	37,102	45,796	—	—
Other	22,690	21,422	599	534
Total noninterest expense	$157,125	$147,047	$20,539	$17,129

Noninterest expense in Banking was $50.2 million for the third quarter of 2025, compared to $53.2 million for the year-ago quarter. The $3.0 million decrease in noninterest expense was largely due to the $9.9 million decrease in customer service costs, offset by increases in compensation and benefits expense ($2.9 million), professional services and marketing ($2.4 million) and other noninterest expense ($1.7 million). The decrease in customer service costs was largely due to the decision to exit higher-cost specialty deposit accounts, principally MSR deposits late in the second quarter of 2025, following the completion of the $858 million multifamily CRE loan sale.  The $2.9 million increase in compensation and benefits expense was largely due to an increase in staffing levels as well as investments made to bring in and retain institutional knowledge needed to organize around the Company’s strategic initiatives and strengthen the Company going forward. Average Banking FTEs were 508.3 for the third quarter of 2025, compared to 489.7 for the year-ago quarter. The increase in professional services and marketing expense was largely due to consulting expense related to internal strategic initiatives.  The increase in other noninterest expense was largely due to an increase in FDIC insurance expense.

Noninterest expense in Wealth Management was $6.4 million for the third quarter of 2025, compared to $5.8 million for the year-ago quarter. The increase was largely due to a $0.7 million increase in compensation and benefits expense, primarily due to investments made to retain institutional knowledge in the competitive wealth management industry.

Noninterest expense in Banking was $157.1 million for the nine-month period ended September 30, 2025, compared to $147.0 million for the year-ago period. The $10.1 million increase in noninterest expense was largely due to a $11.3 million increase in compensation and benefits expense and a $7.5 million increase in professional services and marketing expense, offset by a $8.7 million decrease in customer service costs.  The $11.3 million increase in compensation and benefit costs was largely due to an increase in staffing levels as well as investments made to bring in and retain institutional knowledge needed to organize around the Company’s strategic initiatives and strengthen the Company going forward. Average Banking FTEs were 562.9 for the nine-month period ended September 30, 2025, compared to 556.8 for the year-ago period. Staffing levels had been maintained at reduced levels throughout 2024, prior to additions to the headcount being made during 2025 to help facilitate the Company’s strategic initiatives. The increase in professional services and marketing was largely attributable to increases in external accounting and information technology and infrastructure expenses.  The decrease in customer service costs was largely due to a decrease in both the average balances of accounts earning such credits as well as a decrease in the average rates paid on such accounts.  The decrease in the average balances accelerated in the second quarter of 2025, after $540 million MSR deposit accounts were removed from the balance sheet following the completion of the $858 million multifamily loan sale.

Noninterest expense in Wealth Management was $20.5 million for the nine-month period ended September 30, 2025, compared to $17.1 million for the year-ago period. The $3.4 million increase in noninterest expense in Wealth Management was largely due to an increase in compensation and benefits expense due to investments made to retain institutional knowledge in the competitive wealth management industry. Average Wealth Management FTEs were 56.6 for the nine-month period ended September 30, 2025, compared to 63.2 for the year-ago period.

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and elimination entries used to arrive at our consolidated totals which are included in the column labeled Other and Eliminations, as of:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
September 30, 2025:
Cash and cash equivalents	$1,726,595	$13,340	$(12,966)	$1,726,969
Securities AFS, net	1,555,139	—	—	1,555,139
Securities HTM	647,619	—	—	647,619
Loans held for sale	467,277	—	—	467,277
Loans held for investment, net	7,200,502	—	—	7,200,502
Investment in FHLB stock	43,616	—	—	43,616
Accrued interest receivable	45,103	—	—	45,103
Premises and equipment, net	35,181	103	136	35,420
Real estate owned ("REO")	6,210	—	—	6,210
Bank owned life insurance	51,044	—	—	51,044
Core deposit intangibles	2,672	—	—	2,672
Other assets	105,083	553	22,837	128,473
Total assets	$11,886,041	$13,996	$10,007	$11,910,044

Deposits	$9,313,134	$—	$(20,063)	$9,293,071
Borrowings	1,422,063	—	—	1,422,063
Subordinated debt	—	—	173,506	173,506
Derivative liabilities	9,081	—	—	9,081
Intercompany balances	1,000	(2,123)	1,123	—
Accounts payable and other liabilities	77,319	5,267	11,826	94,412
Shareholders’ equity	1,063,444	10,852	(156,385)	917,911
Total liabilities and equity	$11,886,041	$13,996	$10,007	$11,910,044

December 31, 2024:
Cash and cash equivalents	$1,015,832	$20,668	$(20,368)	$1,016,132
Securities AFS, net	1,313,885	—	—	1,313,885
Securities HTM	712,105	—	—	712,105
Loans held for sale	1,285,819			1,285,819
Loans held for investment, net	7,909,091	—	—	7,909,091
Investment in FHLB stock	37,869	—	—	37,869
Accrued interest receivable	54,804	—	—	54,804
Deferred taxes	69,669	(3,004)	9,985	76,650
Premises and equipment	35,492	178	136	35,806
Real estate owned ("REO")	6,210	—	—	6,210
Bank owned life insurance	49,993			49,993
Core deposit intangibles	3,558	—	—	3,558
Derivative assets	5,086			5,086
Other assets	112,485	524	25,248	138,257
Total assets	$12,611,898	$18,366	$15,001	$12,645,265

Deposits	$9,898,339	$—	$(28,060)	$9,870,279
Borrowings	1,425,369	—	—	1,425,369
Subordinated debt	—	—	173,459	173,459
Intercompany balances	(1,031)	(2,046)	3,077	—
Accounts payable and other liabilities	100,549	2,406	19,840	122,795
Shareholders’ equity	1,188,672	18,006	(153,315)	1,053,363
Total liabilities and equity	$12,611,898	$18,366	$15,001	$12,645,265

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets or liabilities.

During the nine-month period ended September 30, 2025, total assets decreased by $0.7 billion primarily due to a decrease in total loans, offset by an increase in cash and cash equivalents  and investment securities. The decrease in total loans was largely due to the sale of $858 million in multifamily CRE loans held for sale during the prior quarter as well as loan payoffs and paydowns exceeding the level of new loan fundings during the nine-month period ended September 30, 2025. During the nine-month period ended September 30, 2025, total liabilities decreased by $0.6 billion, primarily due to a decrease in deposits.  The decrease in deposits was largely centered in specialty deposits, notably MSR deposits, which were targeted for reduction in order to significantly reduce higher-cost deposits following the $858 million multifamily CRE loan sale in the prior quarter.  The decrease in specialty deposits was slightly offset by an increase in digital deposits which surpassed $1.0 billion for the first time since the channel’s launch and represented 11% of total deposits at September 30, 2025, while other deposit channels remained relatively unchanged.  During the nine-month period ended September 30, 2025, total shareholders’ equity decreased $0.1 billion, largely due to the net loss for period.

For additional information on the changes in total assets, liabilities, and shareholders’ equity, see “Overview” within this Item 2.

Cash and cash equivalents. Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased by $0.7 billion at September 30, 2025, compared to December 31, 2024. The increase in cash and cash equivalents was isolated to the end of the third quarter, as average balances of cash and cash equivalents for the nine-month period ended September 30, 2025 increased by only $0.3 billion compared to the year-ago period.  Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding including deposits and borrowings.

Securities available for sale. The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
September 30, 2025:
Collateralized mortgage obligations	$510,862	$110	$(1,317)	$—	$509,655
Agency mortgage-backed securities	865,015	7,140	(204)	—	871,951
Municipal bonds	47,218	1	(1,317)	—	45,902
SBA securities	7,381	2	(83)	—	7,300
Beneficial interests in FHLMC securitization	673	—	—	(68)	605
Corporate bonds	124,728	10	(5,445)	(566)	118,727
U.S. Treasury	999	8	(8)	—	999
Total	$1,556,876	$7,271	$(8,374)	$(634)	$1,555,139

December 31, 2024:
Collateralized mortgage obligations	$11,121	$—	$(1,279)	$—	$9,842
Agency mortgage-backed securities	1,126,861	2,308	(7,543)	—	1,121,626
Municipal bonds	48,921	—	(3,386)	—	45,535
SBA securities	9,236	2	(93)	—	9,145
Beneficial interest in FHLMC securitization	4,619	—	—	(3,377)	1,242
Corporate bonds	133,767	—	(7,193)	(757)	125,817
U.S. Treasury	700	—	(22)	—	678
Total	$1,335,225	$2,310	$(19,516)	$(4,134)	$1,313,885

Excluding allowance for credit losses, the increase in AFS securities in the nine-month period ended September 30, 2025, was due primarily to the purchase of $1.0 billion in securities, offset by $663 million in sales and $200 million in principal paydowns and maturities. The $1.0 billion in securities purchased consisted of agency mortgage-backed securities and collateralized mortgage obligations. The $663 million in sales consisted solely of agency mortgage-backed securities. During the nine-month period ended September 30, 2025, the net unrealized loss position of the portfolio improved from $17.2 million in net unrealized losses as of December 31, 2024, to $1.1 million in net unrealized losses as of September 30, 2025.

Securities held to maturity. The following table provides a summary of the Company’s HTM securities portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
September 30, 2025:
Agency mortgage-backed securities	$647,619	$—	$(50,325)	$—	$597,294
Total	$647,619	$—	$(50,325)	$—	$597,294

December 31, 2024:
Agency mortgage-backed securities	$712,105	$—	$(75,265)	$—	$636,840
Total	$712,105	$—	$(75,265)	$—	$636,840

The decrease in HTM securities in the nine-month period ended September 30, 2025, was due to principal payments received. There were no purchases of investment securities or other additions to the portfolio during the nine-month period ended September 30, 2025.  During the nine-month period ended September 30, 2025, the net unrealized loss position of the portfolio improved from $75.3 million in net unrealized losses as of December 31, 2024, to $50.3 million in net unrealized losses as of September 30, 2025. The decrease in net unrealized loss position of the portfolio was largely driven by the fall in the 10-year Treasury yield which is the benchmark that agency mortgage-backed securities follow. The 10-year Treasury yield fell 48 basis points to 4.15% as of September 30, 2025, from 4.63% as of December 31, 2024.

The scheduled maturities of securities AFS, and the related weighted average yields, were as follows, as of September 30, 2025:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
Amortized Cost:
Collateralized mortgage obligations	$—	$157	$387	$510,318	$510,862
Agency mortgage-backed securities	—	2,319	—	862,696	865,015
Municipal bonds	1,152	22,821	22,151	1,094	47,218
SBA securities	—	433	104	6,844	7,381
Beneficial interests in FHLMC securitization	—	673	—	—	673
Corporate bonds	—	58,474	61,254	5,000	124,728
U.S. Treasury	500	499	—	—	999
Total	$1,652	$85,376	$83,896	$1,385,952	$1,556,876
Weighted average yield	2.07%	5.41%	3.16%	5.34%	5.22%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$150	$368	$509,137	$509,655
Agency mortgage-backed securities	—	2,280	—	869,671	871,951
Municipal bonds	1,152	22,520	21,336	894	45,902
SBA securities	—	432	104	6,764	7,300
Beneficial interests in FHLMC securitization	—	673	—	—	673
Corporate bonds	—	57,345	57,899	4,049	119,293
U.S. Treasury	492	507	—	—	999
Total	$1,644	$83,907	$79,707	$1,390,515	$1,555,773

The scheduled maturities of securities HTM, and the related weighted average yields were as follows, as of September 30, 2025:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
September 30, 2025
Amortized Cost:
Agency mortgage-backed securities	$—	$5,430	$8,279	$633,910	$647,619
Total	$—	$5,430	$8,279	$633,910	$647,619
Weighted average yield	—%	1.09%	1.65%	2.46%	2.44%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$5,201	$7,700	$584,393	$597,294
Total	$—	$5,201	$7,700	$584,393	$597,294

See Note 3: Securities of the notes to the consolidated financial statements for additional information on our investment securities portfolio.

Loans. The following table sets forth our loans held for investment, by loan category, as of:

	September 30, 2025		December 31, 2024

		Percentage of		Percentage of
(dollars in thousands)	Amount	Total Loans	Amount	Total Loans
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$3,271,998	44.8%	$3,341,823	42.1%
Single family	822,923	11.3%	873,491	11.0%
Total real estate loans secured by residential properties	4,094,921	56.1%	4,215,314	53.1%
Commercial properties	746,028	10.2%	904,167	11.4%
Land and construction	37,734	0.5%	69,246	0.9%
Total real estate loans	4,878,683	66.9%	5,188,727	65.4%
Commercial and industrial loans	2,416,652	33.1%	2,746,351	34.6%
Consumer loans	1,560	0.0%	1,137	0.0%
Total loans	7,296,895	100.0%	7,936,215	100.0%
Premiums, discounts and deferred fees and expenses	5,520		5,178
Total	$7,302,415		$7,941,393

The table above excludes loans held for sale which totaled $0.5 billion at September 30, 2025 and $1.3 billion at December 31, 2024, and consisted entirely of multifamily loans which were reclassified from loans held for investment in August, 2024. Loans held for sale, net of deferred fees, are accounted for at the lower of amortized cost or fair value. During the nine-month period ended September 30, 2025, $858 million principal balance in loans held for sale were sold.

Loans held for investment decreased by $639 million, as a result of loan fundings totaling $700 million, offset by loan payments and payoffs of $1.4 billion, and reclassifications to loans held for sale of $20.5 million during the nine-month period ended September 30, 2025.

At September 30, 2025, $3.3 billion of the loan portfolio consisted of multifamily loans.  At September 31, 2025, average current loan-to-value (“LTV”) ratios for all multifamily loans (including those included in loans held for sale) was 53.7%, compared to 53.6% at December 31, 2024.

At September 30, 2025 $824 million of the loan portfolio consisted of single-family residential real estate loans.  At September 30, 2025, average current LTV ratio for these loans was 53.6%, compared to 54.1% at December 31, 2024.

At September 30, 2025, $746 million of the loan portfolio consisted of loans secured by commercial real estate properties, consisting of non-owner occupied ($468 million) and owner-occupied ($278 million) loans, respectively. Non-owner occupied CRE loans consisted of a diversified mix of retail (40%), office (17%), hospitality (14%), industrial (11%), medical (5%), and other (13%) real estate loans.

At September 30, 2025, $2.4 billion of the loan portfolio consisted of C&I loans consisting of commercial business lines of credit ($1.1 billion), municipal financing loans ($957 million), commercial business term loans ($300 million) and equipment finance loans ($93 million).

As of September 30, 2025, the combined loan portfolio (including those included in loans held for sale) is largely concentrated in the geographic markets in which we operate.  As of September 30, 2025, approximately 85.8% of the loans in the portfolio were made to borrowers who live and/or conduct business in California (71.2%), Florida (7.8%), Texas (5.5%), and Nevada (1.3%).

The following table presents contractual maturity information for loans held for investment, net of premiums, discounts and deferred fees and expenses as of September 30, 2025:

					Loans With a Scheduled
	Scheduled Maturity				Maturity After One Year
	Due in One Year	Due After One Year	Due After Five	Due After	Loans With	Loans With
(dollars in thousands)	or Less	Through Five Years	to 15 Years	15 Years	Fixed Rates	Adjustable Rates
Loans secured by real estate:
Residential properties:
Multifamily	$6,660	$10,295	$487,919	$2,772,936	$474,384	$2,796,766
Single-family	1,504	4,646	6,910	813,519	59,753	765,322
Total real estate loans secured by residential properties	8,164	14,941	494,829	3,586,455	534,137	3,562,088
Commercial properties	78,390	344,716	212,934	109,630	384,300	282,980
Land and construction	28,899	4,635	—	4,165	4,472	4,328
Total real estate loans	115,453	364,292	707,763	3,700,250	922,909	3,849,396
Commercial and industrial loans	163,502	1,224,320	393,505	631,769	1,312,788	936,806
Consumer loans	1,434	41	—	86	71	56
Total loans held for investment, net	$280,389	$1,588,653	$1,101,268	$4,332,105	$2,235,768	$4,786,258

See Note 4: Loans of the notes to the consolidated financial statements for additional information on our loan portfolio.

Deposits. The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of:

	September 30, 2025		December 31, 2024
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$1,456,375	—	$1,956,628	—
Interest-bearing	1,713,408	2.88%	1,995,397	3.29%
Money market and savings	3,835,628	3.50%	3,524,801	3.60%
Certificates of deposit	2,287,660	4.39%	2,393,453	4.72%
Total	$9,293,071	3.05%	$9,870,279	3.09%

Total deposits decreased by approximately $577 million to $9.3 billion at September 30, 2025, compared to $9.9 billion at December 31, 2024. During the nine-month period ended September 30, 2025, higher-cost specialty deposits, largely consisting of MSR and servicing deposit accounts, decreased by approximately $811 million, offset by increases in retail ($170 million) and digital banking ($119 million) deposits.

At September 30, 2025, the deposit mix consisted of the following:  noninterest-bearing (16%), interest-bearing (18%), money market and savings (41%), certificates of deposit (25%).  At December 31, 2024, the deposit mix consisted of the following:  noninterest-bearing (20%), interest-bearing (20%), money market and savings (36%), certificates of deposit (24%).  The weighted average rates of all interest-bearing deposits decreased compared to December 31, 2024.  Combined weighted average rate for all deposit account categories decreased to 3.05% at September 30, 2025, compared to 3.09% at December 31, 2024.

At September 30, 2025, deposits by channel consisted of the following:  retail branches (27%), specialty banking (25%), digital banking (11%), corporate (10%) and wholesale (27%).  At December 31, 2024, deposits by channel consisted of the following: retail branches (25%), specialty banking (32%), digital banking (9%), corporate (8%) and wholesale (26%).

The Bank may utilize brokered deposits (included in wholesale channel) as a source of funding and as a component of its overall liquidity management process. The Bank held brokered deposits totaling $3.3 billion and $3.2 billion at September 30, 2025 and December 31, 2024, respectively including insured cash sweep (“ICS”) accounts totaling $1.2 billion and $1.0 billion at September 30, 2025 and December 31, 2024, respectively which are classified as brokered deposit accounts for regulatory reporting purposes.  The weighted average rates paid on non-ICS and ICS brokered deposit balances were 4.09% and 2.45%, respectively for accounts held at September 30, 2025.  The weighted average rates paid on non-ICS and ICS brokered deposit balances were 4.15% and 3.10%, respectively for accounts held at December 31, 2024.

Large depositor relationships, consisting of deposit relationships which exceed 2% of total deposits, accounted for, in the aggregate, 12.9% and 19.7% of our total deposits as of September 30, 2025 and December 31, 2024, respectively. The composition of our large depositor relationships includes mortgage servicing clients who have maintained long-term depository relationships with us.  The balances in these depository accounts are subject to seasonal inflows and outflows, common in the mortgage servicing industry.

The deposits held by the Bank are insured by the FDIC Deposit Insurance Fund up to applicable limits. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions, and credit unions to $250,000 per depositor.  Insured and collateralized deposits comprised approximately 85% of total deposits at September 30, 2025.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

	September 30, 2025	December 31, 2024

(dollars in thousands)	Amount	Amount
Uninsured deposits	$1,900,663	$2,401,646

The following table sets forth the maturity distribution of certificates of deposit as of September 30, 2025:

		Over Three	Over Six
Large Denomination Certificates of Deposit	Three Months	Months Through	Months Through	Over
Maturity Distribution	or Less	Six Months	Twelve Months	Twelve Months	Total
Certificates of deposit of $250,000 or less	$487,032	$181,444	$621,412	$801,435	$2,091,323
Certificates of deposit of more than $250,000	69,219	66,755	55,082	5,281	196,337
Total	$556,251	$248,199	$676,494	$806,716	$2,287,660

Borrowings.  At September 30, 2025, our borrowings consisted of $1.0 billion in FHLB putable advances at the Bank, $400 million of FHLB term advances at the Bank, and $22 million in repurchase agreements at the Bank.  At December 31, 2024, our borrowings consisted of $1.0 billion in FHLB putable advances at the Bank, $400 million of FHLB term advances at the Bank, and $25 million in repurchase agreements at the Bank.

The average balance of borrowings and the weighted average interest rate on such borrowings were $1.6 billion and 4.11%, respectively for the nine-month period ended September 30, 2025. The average balance of borrowings and the weighted average interest rate on such borrowings were $1.5 billion and 4.09%, respectively for the year ended December 31, 2024.   At September 30, 2025, total borrowings represented 11.9% of total assets, compared to 11.3% at December 31, 2024.

As of September 30, 2025, our unused borrowing capacity was $2.6 billion, which consisted of $2.3 billion in available lines of credit with the FHLB and the Federal Reserve Bank’s discount window, $240 million in borrowing capacity through unsecured federal funds lines with six correspondent financial institutions, and $20 million in available borrowing capacity through a line of credit arrangement that our holding company maintains with an unaffiliated lender. For additional information about borrowings, see Note 10: Borrowings to the consolidated financial statements.

Subordinated debt. At September 30, 2025 and December 31, 2024, FFI had two issuances of subordinated notes with an aggregate carrying value of $173 million. For additional information about subordinated debt, see Note 11: Subordinated Debt to the consolidated financial statements.

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

			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
September 30, 2025:
Real estate loans:
Residential properties	$9,617	$—	$—	$19,761	$29,378	$4,075,011	$4,104,389
Commercial properties	—	—	348	5,592	5,940	739,730	745,670
Land and construction	—	—	—	—	—	37,699	37,699
Commercial and industrial loans	632	165	344	32,078	33,219	2,379,877	2,413,096
Consumer loans	—	—	—	—	—	1,561	1,561
Total	$10,249	$165	$692	$57,431	$68,537	$7,233,878	$7,302,415
Percentage of total loans	0.14%	0.00%	0.01%	0.79%	0.94%

December 31, 2024:
Real estate loans:
Residential properties	$7,083	$—	$—	$23,324	$30,407	$4,193,994	$4,224,401
Commercial properties	7,944	428	12,900	7,946	29,218	874,463	903,681
Land and construction	—	—	—	—	—	69,134	69,134
Commercial and industrial loans	997	617	—	9,174	10,788	2,732,226	2,743,014
Consumer loans	—	—	—	—	—	1,163	1,163
Total	$16,024	$1,045	$12,900	$40,444	$70,413	$7,870,980	$7,941,393
Percentage of total loans	0.20%	0.01%	0.16%	0.51%	0.89%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
September 30, 2025
Real estate loans:
Residential properties	$660	$19,100
Commercial properties	4,663	930
Commercial and industrial loans	31,903	175
Total	$37,226	$20,205

December 31, 2024
Real estate loans:
Residential properties	$1,420	$21,904
Commercial properties	3,449	4,497
Commercial and industrial loans	9,174	—
Total	$14,043	$26,401

Nonaccrual loans totaled $57.4 million as of September 30, 2025, compared to $40.4 million as of December 31, 2024.  The ratio of nonaccrual loans to total loans outstanding (including LHFS) was 0.73% and 0.43% at September 30, 2025 and December 31, 2024, respectively.

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans held for investment for the periods indicated:

		Provision
	Beginning	(Reversal) for			Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
Three months ended September 30, 2025:
Real estate loans:
Residential properties	$6,780	$35,165	$—	$—	$41,945
Commercial properties	6,390	3,526	—	—	9,916
Land and construction	93	(7)	—	—	86
Commercial and industrial loans	24,284	26,202	(670)	137	49,953
Consumer loans	13	—	—	—	13
Total	$37,560	$64,886	$(670)	$137	$101,913

Net (charge-offs) recoveries					$(533)
Net (charge-offs) recoveries to average loans					0.03%

Nine months ended September 30, 2025:
Real estate loans:
Residential properties	$7,216	$34,723	$—	$6	$41,945
Commercial properties	6,683	3,233	—	—	9,916
Land and construction	61	25	—	—	86
Commercial and industrial loans	18,333	32,486	(1,565)	699	49,953
Consumer loans	9	4	—	—	13
Total	$32,302	$70,471	$(1,565)	$705	$101,913

Net (charge-offs) recoveries					$(860)
Net (charge-offs) recoveries to average loans					0.01%

Three months ended September 30, 2024:
Real estate loans:
Residential properties	$9,013	$(2,010)	$—	$—	$7,003
Commercial properties	6,086	493	—	—	6,579
Land and construction	77	(17)	—	—	60
Commercial and industrial loans	14,104	1,809	(341)	80	15,652
Consumer loans	15	14	(23)	—	6
Total	$29,295	$289	$(364)	$80	$29,300

Net (charge-offs) recoveries					$(284)
Net (charge-offs) recoveries to average loans					0.01%

Nine months ended September 30, 2024:
Real estate loans:
Residential properties	$9,921	$(2,918)	$—	$—	$7,003
Commercial properties	4,148	2,431	—	—	6,579
Land and construction	332	(272)	—	—	60
Commercial and industrial loans	14,796	1,676	(1,203)	383	15,652
Consumer loans	8	20	(23)	1	6
Total	$29,205	$937	$(1,226)	$384	$29,300

Net (charge-offs) recoveries					$(842)
Net (charge-offs) recoveries to average loans					0.01%

The allowance for credit losses for loans held for investment totaled $101.9 million as of September 30, 2025, compared to $29.3 million at September 30, 2024 and $32.3 million as of December 31, 2024.  Our ACL for loans held for investment represented 1.40% of total loans held for investment outstanding at September 30, 2025, compared to 0.36% of total loans held for investment outstanding at September 30, 2024 and 0.41% of total loans held for investment outstanding at December 31, 2024.  Our ACL for loans held for investment represented 177% of total nonaccrual loans outstanding at September 30, 2025, compared to 77% of total nonaccrual loans outstanding at September 30, 2024 and 80% of total nonaccrual loans outstanding at December 31, 2024, respectively.  During the third quarter of 2025, the Company revised several key assumptions within its ACL methodology for various loan segments in accordance with FASB ASC 250 – Accounting Changes and Error Corrections.  These changes are in response to changes in economic conditions and increased economic uncertainty.  These changes contributed to a $64.4 million increase in the ACL related to loans held for investment to $101.9 million at September 30, 2025, compared to $37.6 million at June 30, 2025.  The changes in the ACL model assumptions accounted for $40.9 million of the overall increase and $16.8 million of the overall increase was associated with one large C&I loan which was moved from pooled evaluation to individually evaluated loans.  See Note 5:  Allowance for Credit Losses for additional information.

Activity for the nine-month period ended September 30, 2025 included provision for credit losses of $70.5 million, charge-offs of $1.6 million, and recoveries of $705 thousand.

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

Liquidity

Liquidity management focuses on our ability to generate, on a timely and cost-effective basis, cash sufficient to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses. Liquidity management also includes the ability to manage unplanned decreases or changes in funding sources, as well as abnormal and unexpected needs. To meet such abnormal and unexpected needs, lines of credit are maintained with the FHLB, the Federal Reserve Bank, and correspondent banks.  Liquidity management is both a daily and long-term function of funds management. Liquidity management takes into consideration liquid assets, which includes: cash and cash equivalents; unencumbered eligible investment securities; and investment securities pledged under the Federal Reserve Bank’s discount window program which can be drawn at-will. Liquidity management also takes into consideration available liquidity sources such as available unused funds from both the FHLB and Federal Reserve Bank credit lines. The Bank’s Federal Reserve Bank credit line is secured by pledged collateral in the form of qualifying loans and investment securities. As of September 30, 2025, the Bank had secured unused borrowing capacity of $1.0 billion under this agreement. The Bank’s unused borrowing capacity with the FHLB as of September 30, 2025 was $1.3 billion. The Bank had a total of $240 million in unused borrowing capacity available through its correspondent bank lines of credit as of September 30, 2025.

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, proceeds from borrowings, and sales of FFI common stock. The remaining balances of the Bank’s lines of credit available to draw down totaled $2.6 billion at September 30, 2025.

We believe our liquid assets and available liquidity sources are sufficient to meet current funding needs and that we have the ability to manage unplanned decreases or changes in funding sources, as well as abnormal and unexpected needs. We regularly monitor liquidity to ensure levels are in compliance with minimum requirements established by our Board of Directors. As of September 30, 2025, our available liquidity ratio was 51.4%, which is above our minimum policy requirement of 25%. We regularly model liquidity stress scenarios to ensure that adequate liquidity is available, and have contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

Cash Flows from Operating Activities. During the nine-month period ended September 30, 2025, operating activities used net cash of $6.8 million. Changes in accrued interest receivable and other assets as well as changes in accounts payable and other liabilities accounted for most of the cash flows used in operating activities.

Cash Flows from Investing Activities. During the nine-month period ended September 30, 2025, investing activities provided net cash of $1.3 billion, primarily due to $807 million in net proceeds from the sale of loans held for sale and $659 million in reduced loan balances, offset by $0.2 billion in purchases of securities AFS, net of proceeds on sale of securities AFS and maturities of securities AFS and HTM.

Cash Flows from Financing Activities. During the nine-month period ended September 30, 2025, financing activities used net cash of $0.6 billion, consisting primarily of a net decrease of $0.6 billion in deposits.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At September 30, 2025 and December 31, 2024, the loan-to-deposit ratios at FFB were 83.6%, and 93.5%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of September 30, 2025:

(dollars in thousands)
Commitments to fund new loans	$2,360
Commitments to fund under existing loans, lines of credit	1,076,893
Commitments under standby letters of credit	24,026

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of September 30, 2025, FFB was obligated on $126 million of letters of credit, consisting of a $116 million letter of credit to Freddie Mac as collateral for the 2024 and 2025 multifamily loan sale/securitization, and a $10 million letter of credit to the FHLB used as collateral for public fund deposits.

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

The following table sets forth the interest-earning assets and interest-bearing liabilities on the basis of when they reprice or mature as of September 30, 2025:

	Less than	From 1 to	From 3 to
(dollars in thousands)	1 year	3 Years	5 Years	Over 5 Years	Total
Interest-earnings assets:
Cash equivalents	$1,725,935	$—	$—	$—	$1,725,935
Securities, FHLB stock	923,167	337,432	234,451	689,638	2,184,688
Loans, including LHFS	3,181,232	2,530,852	1,038,894	928,264	7,679,242
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	(2,162,774)	(244,994)	(54,913)	(88,057)	(2,550,738)
Money market and savings	(3,091,731)	(579,778)	(96,990)	(66,490)	(3,834,989)
Certificates of deposit	(1,468,783)	(862,557)	(102,357)	(4)	(2,433,701)
Borrowings	(22,063)	(400,000)	(1,000,000)	—	(1,422,063)
Net: Current Period	$(915,017)	$780,955	$19,085	$1,463,351	$1,348,374
Net: Cumulative	$(915,017)	$(134,062)	$(114,977)	$1,348,374

As of September 30, 2025, the Company is considered liability sensitive as exhibited by the table above. However, the extent to which our net interest margin will be impacted by changes in prevailing interest rates will depend on a number of factors, including how quickly interest-earning assets and interest-bearing liabilities react to interest rate changes. It is not uncommon for rates on certain assets or liabilities to lag behind changes in the market rates of interest. Additionally, prepayments of loans and early withdrawals of certificates of deposit could cause interest sensitivities to vary. As a result, the relationship or “gap” between interest-earning assets and interest-bearing liabilities, as shown in the above table, is only a general indicator of interest rate sensitivity and the effect of changing rates of interest on our net interest income is likely to be different from that predicted solely on the basis of the interest rate sensitivity analysis set forth in the above table.

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

The NII simulation is used to measure and evaluate potential changes in our net interest income resulting from changes in interest rates.  The model measures the impact over a range of instantaneous shocks in 100 basis points increments to our net interest income over a 12-month forecast period.  The Board-approved limits on NII sensitivity and the actual computed changes to our NII based on the +/- 100 and +/- 200 basis points hypothetical interest rate scenarios as of September 30, 2025 are shown below:

	Estimated Increase
	(Decrease) in Net
Assumed Instantaneous Change in Interest Rates	Interest Income	Board Limits
+ 100 basis points	(11.00)%	(20.00)%
+ 200 basis points	(20.36)%	(25.00)%
- 100 basis points	0.73%	(10.00)%
- 200 basis points	2.58%	(20.00)%

The modeled one-year NII results indicate that the Bank is more earnings sensitive in the rising rate shock scenarios of 100 through 200 basis points. The NII modeled results above are in compliance with the IRR limits.

The EVE measures the sensitivity of our market value equity to simultaneous changes in interest rates.  EVE is derived by subtracting the economic value of the Bank’s liabilities from the economic value of its assets, assuming current and hypothetical interest rate environments.  EVE is based on all of the future cash flows expected to be generated by the Bank’s current balance sheet, discounted to derive the economic value of the Bank’s assets and liabilities.  These cash flows may change depending on the assumed interest rate environment and the resulting changes in other assumptions, such as prepayment speeds.  The Bank has established IRR limits which specify the maximum EVE sensitivity allowed under current interest rates and for a range of hypothetical interest rate scenarios each in 100 basis point increments.  The hypothetical scenarios are represented by immediate, permanent, parallel movements in the term structure of interest rates.  The Board-approved limits on EVE sensitivity and the actual computed changes to our EVE based on the +/- 100 and +/- 200 basis points hypothetical interest rate scenarios as of September 30, 2025 are shown below:

	Estimated Increase
	(Decrease)
	in Economic
Assumed Instantaneous Change in Interest Rates	Value of Equity	Board Limits
+ 100 basis points	(5.03)%	(15.00)%
+ 200 basis points	(14.66)%	(25.00)%
- 100 basis points	(0.19)%	(15.00)%
- 200 basis points	(2.02)%	(20.00)%

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

					To Be Well Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
September 30, 2025:
Common equity tier 1 ratio	$830,955	10.21%	$366,352	4.50%
Tier 1 Leverage ratio	917,752	7.68%	477,791	4.00%
Tier 1 risk-based capital ratio	917,752	11.27%	488,470	6.00%
Total risk-based capital ratio	1,193,067	14.65%	651,293	8.00%

December 31, 2024:
Common equity tier 1 ratio	$919,044	10.09%	$410,043	4.50%
Tier 1 Leverage ratio	1,006,693	7.59%	530,338	4.00%
Tier 1 risk-based capital ratio	1,006,693	11.05%	546,724	6.00%
Total risk-based capital ratio	1,215,691	13.34%	728,966	8.00%

FFB
September 30, 2025:
Common equity tier 1 ratio	$1,065,634	13.14%	$364,929	4.50%	$527,120	6.50%
Tier 1 Leverage ratio	1,065,634	8.94%	476,562	4.00%	595,703	5.00%
Tier 1 risk-based capital ratio	1,065,634	13.14%	486,572	6.00%	648,763	8.00%
Total risk-based capital ratio	1,167,053	14.39%	648,763	8.00%	810,954	10.00%

December 31, 2024:
Common equity tier 1 ratio	$1,147,475	12.64%	$408,553	4.50%	$590,132	6.50%
Tier 1 Leverage ratio	1,147,475	8.67%	529,373	4.00%	661,717	5.00%
Tier 1 risk-based capital ratio	1,147,475	12.64%	544,737	6.00%	726,316	8.00%
Total risk-based capital ratio	1,183,015	13.03%	726,316	8.00%	907,895	10.00%

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

As of September 30, 2025, the amount of capital at FFB in excess of amounts required to be well capitalized for purposes of the prompt corrective action regulations was $539 million for the common equity tier 1 ratio, $470 million for the leverage ratio, $417 million for the tier 1 risk-based capital ratio and $356 million for the total risk-based capital ratio.

The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business—Supervision and Regulation—Dividends and Stock Repurchases” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024. During the quarter and nine-month periods ended September 30, 2025 there were no dividends declared or paid.

We had no material commitments for capital expenditures as of September 30, 2025. However, we intend to take advantage of opportunities that may arise in the future to grow our businesses, which may include opening additional offices or acquiring complementary businesses that we believe will provide us with attractive risk-adjusted returns. As a result, we may seek to obtain additional borrowings and to sell additional shares of our common stock to raise funds which we might need for these purposes. There is no assurance, however, that, if required, we will succeed in obtaining additional borrowings or selling additional shares of our common stock or other securities on terms that are acceptable to us, if at all, as this will depend on market conditions and other factors outside of our control, as well as our future results of operations. See Item 1A, “Risk Factors” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2024 for information regarding the impact that future sales of our common stock may have on the share ownership of our existing stockholders.

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

In accordance with SEC rules, an evaluation was performed under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer of the effectiveness, as of September 30, 2025, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2025, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure, as a result of the material weakness in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

We actively implemented corrective measures previously identified in 2024, including enhancing our financial oversight processes to address the material weakness in our internal control over financial reporting described in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.  These measures included engaging with a professional services firm during the second and third quarter of 2025 to assist management with the material weakness pertaining to the allowance for credit loss (“ACL”) as noted in Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.  The scope of the engagement included:  (1) assessment of the current state ACL process, documentation, control activities, and estimation risk factors; (2) identification of gaps, associated recommendations, and a plan to address such gaps; (3) documenting the existing ACL process documentation; and (4) identifying, implementing, and documenting enhancements to the ACL process during the second half of 2025.  Management considered the scope of the work to address the ACL deficiencies.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A.RISK FACTORS

We disclosed certain risks and uncertainties that we face under the caption “Risk Factors” in Item 1A of Part I of our Annual Report on Form 10-K for the year ended December 31, 2024, which we filed with the SEC on March 17, 2025. There have been no material changes in these risk factors from those disclosed in such Annual Report on Form 10-K, except as described below.

Risks Relating to the Proposed Merger

As previously announced and as discussed herein, on October 27, 2025, FirstSun Capital Bancorp (“FirstSun”) and FFI entered into an Agreement and Plan of Merger (as it may be amended, modified or supplemented from time to time, the “Merger Agreement”) pursuant to which FFI will merge with and into FirstSun, with FirstSun continuing as the surviving corporation (the “Merger”). Immediately following the completion of the Merger, an subject to the occurrence of the Merger, the Bank will merge with and into FirstSun’s wholly-owned subsidiary bank, Sunflower Bank, National Association (“Sunflower Bank”), with Sunflower Bank continuing as the surviving bank (the “Bank Merger”).

The Value of the Merger Consideration Will Fluctuate Based on the Trading Price of FirstSun Common Stock.

The exchange ratio determining the number of shares of FirstSun common stock to be issued in the Merger in exchange for each share of FFI’s common stock will not automatically adjust based on the trading price of FirstSun common stock, and the market value of those shares may vary from the closing price of FirstSun common stock on the date the Merger was announced, on the date of the special meeting of FFI’s shareholders to approve the Merger Agreement, on the date the Merger is consummated and thereafter. Any change in the market price of FirstSun common stock prior to consummation of the Merger will affect the amount of and the market value of the merger consideration that FFI’s shareholders will receive upon consummation of the Merger. Accordingly, at the time of the special meeting of FFI’s shareholders, shareholders will not know or be able to calculate with certainty the market value of the FirstSun common stock to be issued to FFI’s shareholders upon consummation of the Merger. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in business, operations and prospects, and regulatory considerations. Many of these factors are beyond FirstSun’s or FFI’s control. FFI’s shareholders should obtain current market quotations of both FirstSun common stock and FFI’s common stock before they vote.

The pendency of the Merger could adversely affect our business, results of operations and financial condition.

The pending Merger may create significant uncertainty and disruption across our business operations, regardless of whether the transaction is ultimately completed. This uncertainty could adversely affect our relationships with existing and prospective customers, suppliers, and employees, and may negatively impact our business, financial condition, and results of operations. In particular, the Merger may impair our ability to attract, retain, and motivate key personnel, as some employees may experience uncertainty about their future roles and choose to pursue other opportunities. We could also lose important customers or suppliers, and new business relationships or contracts may be delayed or diminished due to hesitation surrounding the transaction.

Additionally, we have committed substantial management resources to the execution of the Merger, which may divert attention from day-to-day operations and strategic initiatives, potentially impacting performance.

We are also subject to operational restrictions under the Merger Agreement prior to closing, including limitations on acquiring other businesses, selling or transferring assets, and amending organizational documents. These restrictions may hinder our ability to respond effectively to competitive pressures, industry developments, and emerging opportunities, and may affect our ability to retain key personnel.

Given these risks and uncertainties, we cannot assure that the Merger will be completed on the terms and conditions currently anticipated, or at all.

Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.

Before the transactions contemplated by the Merger Agreement, including the Merger itself, can be completed, requisite approvals, consents, and non-objections must be obtained from the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) and the Office of the Comptroller of the Currency (the “OCC”). Additional approvals, waivers, or consents from other regulatory authorities may also be necessary. These approvals could be delayed or denied entirely, including due to a party’s regulatory standing, any adverse developments affecting that standing, or other factors considered by regulators—such as governmental, political, or community group inquiries, investigations, or opposition, or changes in legislation or the broader political environment.

Any approvals granted may include conditions, limitations, obligations, or costs, and may impose restrictions on the conduct of the combined company’s business or require modifications to the terms of the Merger Agreement. There can be no assurance that regulators will not impose such conditions, limitations, obligations, or restrictions, nor that such requirements will not delay or jeopardize the completion of the Merger, impose material costs, materially limit post-merger revenues, or otherwise diminish the anticipated benefits of the transaction. Furthermore, there can be no assurance that such conditions will not result in either party deciding to abandon the Merger.

Completion of the Merger is also subject to the absence of any orders, injunctions, or decrees issued by a governmental authority of competent jurisdiction that would prohibit, prevent, or render illegal any aspect of the transactions contemplated by the Merger Agreement.

FFI and FirstSun have agreed in the Merger Agreement to use reasonable best efforts to consummate the transactions on the terms and conditions set forth therein, including efforts to satisfy all conditions and covenants within their control. However, under the terms of the Merger Agreement, neither FFI nor FirstSun, nor any of their respective subsidiaries, is required (and, without FirstSun’s consent, FFI and its subsidiaries are not permitted) to take or commit to any action, or agree to any condition or restriction, in connection with obtaining regulatory approvals that would reasonably be expected to have a material adverse effect on the combined company and its subsidiaries, taken as a whole, following the Merger (a “materially burdensome regulatory condition”).

Failure to consummate the Merger could negatively impact FFI.

The completion of the Merger is subject to obtaining all required regulatory and stockholder approvals, as well as satisfying other closing conditions. If the Merger is not consummated for any reason, including, for example, a failure by FFI’s or FirstSun’s stockholders to approve the Merger at their respective special meetings, or the imposition of a materially burdensome regulatory condition that leads either party to decline to proceed, FFI could face a range of adverse consequences. These may include negative reactions from financial markets, customers, vendors, and employees.

FFI’s business may also be negatively affected by the diversion of management attention and resources from other strategic opportunities, without realizing any of the anticipated benefits of the Merger. In the event the Merger Agreement is terminated, the market price of FFI’s securities could decline, particularly if current valuations reflect investor expectations that the Merger will be completed and deliver strategic value. FFI could also face potential litigation or other legal proceedings related to the failure to complete the Merger or to enforce obligations under the Merger Agreement.

In addition, FFI has incurred, and will continue to incur, significant expenses in connection with negotiating and pursuing the Merger, including costs associated with preparing, filing, printing, and mailing the joint proxy statement/prospectus, as well as regulatory filing fees and other transaction-related expenses. If the Merger is not completed, FFI would bear these costs without receiving the expected strategic or financial benefits.

Moreover, the Merger Agreement imposes certain restrictions on FFI’s operations during the pendency of the transaction, which may limit its ability to pursue other acquisitions or strategic initiatives without FirstSun’s consent. These constraints, combined with the time and resources required for integration planning and regulatory compliance, could further impact FFI’s ability to focus on other business priorities.

Any of the foregoing risks, or other consequences arising from a delay or failure to consummate the Merger, could have a material adverse effect on FFI’s business, financial condition, and results of operations.

Combining FFI and FirstSun and the balance sheet repositioning may be more difficult, costly or time-consuming than expected; the combined company may fail to realize the anticipated benefits of the Merger; and any actions we take in contemplation of the Merger may be detrimental to FFI as a stand-alone company.

The success of the Merger will depend, in part, on the ability of FFI and FirstSun to dispose certain assets of FFI and paydown or run off certain liabilities of FFI in the planned balance sheet repositioning (the “balance sheet repositioning”) along with anticipated cost savings from combining the businesses of FFI and FirstSun. To realize the anticipated benefits and cost savings from the Merger, FFI and FirstSun must substantially complete the balance sheet repositioning sometime after the execution of the Merger Agreement, and execution of the balance sheet repositioning will inherently be subject to market conditions and the risk that such conditions will be less favorable than what the parties expected when entering into the Merger Agreement.   Although the Merger Agreement does not require us to complete the balance sheet repositioning in advance of the closing of the Merger, we have entered into a letter agreement with FirstSun that requires us to cooperate in good faith with FirstSun to consider implementing (but does not require us to implement) some aspects of the balance sheet repositioning in advance of closing, and it is possible that the relevant regulatory authorities will request or require that we complete certain aspects of the balance sheet repositioning prior to closing as a condition of approval. If we decide to implement certain elements of the balance sheet repositioning in advance of closing, then our earnings could be adversely affected as a stand-alone company, and we may not receive any compensation from FirstSun for any loss of earnings resulting from such actions, or from the cost of undertaking the actions themselves, if the Merger Agreement is terminated. Additionally, satisfying the minimum consolidated tangible stockholders’ equity closing condition in the Merger Agreement may require FFI to take actions that have a detrimental effect on FFI’s ability to exercise its historical strategic plan, grow its balance sheet, and generate earnings and returns for shareholders as a standalone company.

We have also entered into a series of derivative transactions at a cost of approximately $19,515,000, which are intended, in part, to mitigate the risk of net changes in fair value of our earning assets and wholesale funding during the pendency of the Merger and provide FirstSun with certainty as to the impact of the fair value of such assets on the goodwill of the surviving company in the Merger (the “Hedge Strategy”).  We may also enter into additional derivative transactions related to the Hedge Strategy.  The expenses associated with the Hedge Strategy will decrease our net income during the pendency of the Merger, and, while FirstSun has agreed to partially reimburse FFI for certain expenses associated with the Hedge Strategy upon the termination of the Merger Agreement in certain circumstances, there is no assurance that we will recoup those expenses, particularly if the Merger Agreement is terminated as a result of our failure to obtain stockholder approval, breach of the Merger Agreement, or failure to satisfy the minimum consolidated tangible stockholders’ equity condition in the Merger Agreement.

Following the Merger, FFI and FirstSun must successfully integrate and combine their businesses in a manner that permits those benefits and cost savings to be realized without adversely affecting current revenues and future growth. If FFI and FirstSun are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the Merger could be less than anticipated, and integration may result in additional and unforeseen expenses.

An inability to realize the full extent of the anticipated benefits of the Merger and the other transactions contemplated by the Merger Agreement (including the balance sheet repositioning), as well as any delays encountered in the integration process, could have an adverse effect upon the capital position, revenues, levels of expenses and operating results of the combined company following the completion of the Merger, which may adversely affect the value of the common stock of the combined company following the completion of the Merger.

FFI and FirstSun have operated and, until the completion of the Merger, must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with their stakeholders or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on FFI during this pre-closing period and for an undetermined period after consummation of the Merger on the combined company.

Furthermore, the board of directors and executive leadership of the combined company and bank will consist of former directors and executive officers from each of FFI and FirstSun. Combining the boards of directors and management teams of each company into a single board of directors and a single management team could require the reconciliation of differing priorities and philosophies.

The combined company may be unable to retain FFI or FirstSun personnel successfully after the Merger is completed.

The success of the Merger will depend, in part, on the combined company’s ability to retain the talent and dedication of key employees currently employed by FFI and FirstSun. It is possible that these employees may decide not to remain with FFI or FirstSun, as applicable, while the Merger is pending or with the combined company after the Merger is consummated. If FFI and FirstSun are unable to retain key employees, including management, who are critical to the successful integration and future operations of the companies and the combined company, they could face disruptions in operations, loss of existing customers, loss of key information, expertise or know-how, and unanticipated additional recruitment costs. In addition, following the Merger, if key employees terminate their employment, the combined company’s business activities may be adversely affected, and management’s attention may be diverted from successfully hiring suitable replacements, all of which may cause the combined company’s business to suffer. FirstSun may also face challenges locating suitable replacements or offering employment on reasonable terms, particularly in markets where it lacks operating experience. This lack of familiarity may further impact the combined company’s ability to compete effectively without retaining FFI’s employees.

Stockholder litigation related to the Merger could prevent or delay the completion of the Merger, result in the payment of damages or otherwise negatively impact the business and operations of FFI.

Stockholders may initiate demands or file putative class action lawsuits in connection with the Merger, potentially against FFI, FirstSun, or their respective boards of directors. Among other remedies, these stockholders may seek damages or an injunction preventing the Merger from closing. The outcome of any such litigation is inherently uncertain. If any plaintiff were successful in obtaining an injunction prohibiting FFI or FirstSun from completing the Merger or any other transactions contemplated by the Merger Agreement, then such injunction may delay or prevent the effectiveness of the Merger and could result in significant costs to FFI or FirstSun, including expenses related to legal defense, potential settlements, and indemnification obligations for directors and officers.

Further, such lawsuits and the defense or settlement of any such lawsuits may have an adverse effect on the financial condition and results of operations of FFI. If any litigation remains unresolved at the time of the Merger’s consummation, it could negatively impact the combined company’s business, financial condition, results of operations, cash flows, and potentially the market price of its common stock.

The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire FFI.

The Merger Agreement includes “no shop” provisions that generally prohibit FFI from, directly or indirectly, initiating, soliciting, knowingly encouraging, or knowingly facilitating inquiries or proposals regarding any alternative acquisition transactions. These restrictions also limit FFI’s ability to engage in negotiations with third parties or to provide confidential or non-public information in connection with such proposals, except under limited circumstances where the board of directors determines that doing so is necessary to fulfill its fiduciary duties.

In addition to these restrictive covenants, the Merger Agreement provides for a termination fee of $31.4 million payable by FFI under certain conditions, which may include the acceptance of a superior proposal. These provisions may discourage a potential third-party acquirer from submitting a competing acquisition proposal that could offer greater value to FFI’s stockholders or may result in such a party proposing a lower offer than it might otherwise have made absent these deterrents. The combination of the “no shop” restrictions and the termination fee could therefore reduce the likelihood of alternative transactions being considered or pursued.

The Merger Agreement may be terminated in accordance with its terms, and the Merger may not be completed.

The obligation of FFI and FirstSun to consummate the Merger is subject to a number of conditions that must be satisfied or waived in order to complete the Merger. Those conditions include, among other things: (i) receiving the requisite approval by each of the FFI stockholders and FirstSun stockholders of certain matters relating to the Merger at each company’s respective special stockholders meeting; (ii) the receipt of required regulatory approvals from the FRB and the OCC without the imposition of any materially burdensome regulatory condition; (iii) the absence of any order, injunction, decree or other legal restraint preventing the consummation of the merger, the Bank Merger or any of the other transactions contemplated by the Merger Agreement or making the consummation of the Merger, the Bank Merger or any of the other transactions contemplated by the Merger Agreement illegal, and (iv) FFI maintaining consolidated tangible stockholders’ equity no less than certain thresholds. Each party’s obligation to complete the Merger is also subject to certain additional conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party (including the absence of any material adverse effect, as defined in the Merger Agreement), (b) the performance in all material respects by the other party of its obligations under the Merger Agreement and (c) the receipt by each party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code").

These conditions to the Merger may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may not be consummated. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, before or after the requisite stockholder approvals, or FFI or FirstSun may elect to terminate the Merger Agreement in certain other circumstances, including by FirstSun upon the occurrence of a material adverse effect under certain circumstances with respect to FFI or by FFI upon the occurrence of a material adverse effect under certain circumstances with respect to FirstSun.

Holders of FFI common stock will have a substantially reduced ownership and voting interest in the combined company after the consummation of the Merger.

Currently, FFI stockholders have the right to vote in the election of directors and on other matters affecting FFI. Upon completion of the Merger, each FFI stockholder will become a stockholder of the combined company, but with a significantly reduced ownership percentage compared to their current holdings in FFI. Based on current estimates, FFI stockholders are expected to own approximately 40.5% of the outstanding shares of the combined company immediately following the Merger. This reduction in ownership means that FFI stockholders will likely have less influence over the management, governance, and strategic direction of the combined company than they currently have over FFI. As a result, FFI stockholders may experience a diminished ability to affect decisions regarding the combined company’s policies, leadership, and future initiatives.

FFI’s ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Merger or other ownership changes.

Both FFI and FirstSun are expected to incur taxable losses in connection with the balance sheet repositioning. To the extent these taxable losses exceed FFI’s or FirstSun’s taxable income, as applicable, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if at all.

Under Sections 382 and 383 of the Code, these federal net operating loss carryforwards, certain losses incurred following the Merger, and other tax attributes may become subject to an annual limitation in the event of certain cumulative changes in FFI’s or FirstSun’s ownership. An “ownership change” pursuant to Section 382 of the Code generally occurs if one or more stockholders or groups of stockholders who own at least 5% of a company’s stock increase their ownership by more than 50 percentage points over their lowest ownership percentage within a rolling three-year period. FFI’s ability to utilize net operating loss carryforwards, certain losses incurred following the Merger, and other tax attributes to offset future taxable income or tax liabilities may be limited as a result of ownership changes, including potential changes in connection with the Merger or other transactions. Similar rules may apply under state tax laws. We have not yet determined the amount of the cumulative change in FFI’s and FirstSun’s ownership resulting from the Merger or other transactions, or any resulting limitations on our ability to utilize our net operating loss carryforwards, certain losses incurred following the Merger, and other tax attributes. Such limitations could result in increased future income tax liability to us, and our future cash flows could be adversely affected. The effect of such limitations could also adversely affect FFI’s regulatory capital ratios.

In certain circumstances, to preserve our ability to utilize our tax attributes without limitation, FFI (or the combined company) may take actions to attempt to prevent an “ownership change” from occurring, including by adopting provisions that would limit or discourage stockholders from acquiring 5% or more of FFI, or in the case of stockholders that already own 5% or more of FFI, from increasing their ownership. There can be no assurances that such actions will be available, if such actions are available, whether we will decide to undertake any such actions and if such actions are undertaken, whether such actions would be effective in preventing an “ownership change” pursuant to Section 382 of the Code.

ITEM 2.UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 26, 2022, the Company announced that its Board of Directors authorized a stock repurchase program, pursuant to which the Company may repurchase up to $75 million of its common stock. This plan has no stated expiration date. This stock repurchase program replaces and supersedes the stock repurchase program approved by the Board of Directors on October 30, 2018, which had authorized the Company to repurchase up to 2,200,000 shares of its common stock. No shares were repurchased by the Company during the three months ended September 30, 2025.

ITEM 5.OTHER INFORMATION

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the third quarter of 2025.

ITEM 6.EXHIBITS

Exhibit No.	Description of Exhibit

2.1

Agreement and Plan of Merger by and between FirstSun Capital Bancorp and First Foundation Inc., dated October 27, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2025).

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

10.1

Employment Agreement, dated October 21, 2025, by and between First Foundation Bank and Parham Medhat (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 21, 2025).

10.2

Employment Agreement, dated October 21, 2025, by and between First Foundation Bank and Stuart Bernstein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 21, 2025).

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

FIRST FOUNDATION INC. (Registrant)

Dated: November 10, 2025	By:	/s/ JAMES BRITTON
James Britton
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

S-1