Form 10-K
period 2025-12-31
First Foundation Inc.
filed 2026-03-16
CIK 1413837

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission file number: 001-36461

FIRST FOUNDATION INC.

(Exact name of registrant as specified in its charter)

Delaware	20-8639702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5221 North O’Connor Boulevard, Suite 1375 Irving, Texas	75309
(Address of principal executive offices)	(Zip Code)

(469) 638-9636

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	FFWM	New York Stock Exchange

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

As of June 30, 2025, the aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average high and low sales prices on the New York Stock Exchange as of the close of business on June 30, 2025, was approximately $305 million.

As of March 4, 2026, there were 82,926,292 shares of registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Except as otherwise stated herein, Part III of the Form 10-K is incorporated by reference from the Registrant’s Definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, which is expected to be filed with the Commission on or before April 30, 2026. If a Definitive Proxy Statement is not filed within such period, the Registrant will instead file such information on an amendment to this Annual Report on Form 10-K on or before April 30, 2026.

FIRST FOUNDATION INC.

ANNUAL REPORT ON FORM 10-K
FOR THE YEAR ENDED DECEMBER 31, 2025

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

ii

PART I

Item 1.    Business

Overview

Unless we state otherwise or the context otherwise requires, references in this Annual Report on Form 10-K to “we,” “our,” and “us” refer to First Foundation Inc., a Delaware corporation, (“FFI” or the “Company”) and its consolidated subsidiaries, First Foundation Advisors (“FFA”) and First Foundation Bank (“FFB” or “Bank”), and FFB’s wholly owned subsidiaries, First Foundation Public Finance (“FFPF”), and  Blue Moon Management, LLC.

We are a financial services company that provides a comprehensive platform of financial services to individuals, businesses and other organizations. We currently conduct our operations in California, Nevada, Florida, Texas, and Hawaii. Our integrated platform provides banking products and services, investment advisory and wealth management services and trust services to effectively and efficiently meet the financial needs of our clients. We provide business banking products and services to small to moderate-sized businesses and professional firms, and consumer banking products and services to individuals and families. As of December 31, 2025, we had $11.9 billion of total assets, $7.0 billion of loans, $9.3 billion of deposits, $5.1 billion of assets under management (“AUM”), and $1.2 billion of trust assets under advisement (“AUA”). Our investment advisory and wealth management and trust services provide us with a stable source of diversified, fee-based, recurring revenues.

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

FFI is a bank holding company incorporated in Delaware. As a bank holding company, we are subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board” or “FRB”) and the Federal Reserve Bank of Dallas under delegated authority from the FRB. FFB is a California state-chartered bank and is subject to regulation and examination by the Federal Deposit Insurance Corporation (“FDIC”), the California Department of Financial Protection and Innovation (“DFPI”) and the Consumer Financial Protection Bureau (“CFPB”). FFB also is a member of the Federal Home Loan Bank of San Francisco (“FHLB”), which provides it with a source of funds in the form of short-term and long-term borrowings. FFA is a California corporation that began operating as a fee-based registered investment advisor under the Investment Advisers Act of 1940 (“Investment Advisers Act”) in 1990 and is subject to regulation by the Securities and Exchange Commission, (“SEC”), under that Act.

Agreement and Plan of Merger

On October 27, 2025, FFI and FirstSun Capital Bancorp (“FirstSun”) issued a joint press release announcing the execution of an Agreement and Plan of Merger, dated as of October 27, 2025 (the “Merger Agreement”), by and between FFI and FirstSun, pursuant to which, upon the terms and subject to the conditions set forth therein, FFI will merge with and into FirstSun, with FirstSun continuing as the surviving entity (the “Merger”).  Immediately following the Merger,

First Foundation Bank will merge with and into Sunflower Bank, National Association (“Sunflower Bank”), with Sunflower Bank continuing as the surviving bank.  The transaction is expected to close on April 1, 2026, subject to the satisfaction or waiver of the remaining closing conditions set forth in the Merger Agreement.

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

FFB’s operations comprise the banking and trust segments of our business. At December 31, 2025, FFB had $11.9 billion of total assets, $7.0 billion of total loans, $9.3 billion of deposits and $1.2 billion of trust AUA.

Overview of Our Investment Advisory and Wealth Management Business

FFA is a fee-based investment advisor which provides investment advisory and wealth management services primarily to high net-worth individuals, their families and their family businesses, and other affiliated organizations. FFA strives to provide its clients with a high level of personalized service by its staff of experienced relationship managers. FFA’s operations comprise the investment advisory and wealth management segment of our business. As of December 31, 2025, FFA had $5.1 billion of AUM.

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

Loan Products and Services

We have established a lending platform that provides financing solutions to our strong and stable client relationships, including individuals, businesses, and other entities. Each of our office locations is focused on serving the businesses and clients within its market area. Our lending activities serve the credit needs of individuals, owners of multifamily and commercial real estate properties, small to moderate-sized businesses and professional firms in our market areas. As a result, we have in our portfolio  a variety of loan products consisting of multifamily and single-family residential real estate loans, commercial real estate loans, commercial term loans and lines of credit, and consumer loans.

Our lending platform has originated loans through three primary channels: 1) Commercial Real Estate (“CRE”), defined as multifamily residential, owner and non-owner occupied commercial real estate, land and construction; 2) Commercial and Industrial (“C&I”), defined as term and revolving credit/lines of credit for small to moderate-sized businesses, professional firms, and municipal agencies; and 3) Consumer defined as loan products to individuals, including single-family residential real estate loans and home equity lines of credit and other consumer-related loans focused on the current and prospective clients of our platform.  The primary objective of each of the lending channels is to provide exceptional client service to differentiate us from our competitors.  Each lending channel features standardized pricing, uniform sizing and a streamlined process resulting in a high-through-put application-to-funding ratio.

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

CRE Loans – Non-owner Occupied: Our non-owner occupied  real estate loans are secured by first trust deeds on nonresidential real property with terms generally up to 10 years. We typically focus on multi-tenant industrial, office and retail real estate collateral with strong, stable tenancy, strong, stable historical cash flow and located in stable, submarket locations with strong demand. We will consider special-purpose lending on a limited basis for our existing client base. These loans generally are adjustable-rate loans with interest rates tied to a variety of independent indexes; although in many cases these loans have initial fixed-rate periods ranging from 3 to 10 years and adjust thereafter based on an applicable index. These loans generally have interest rate floors, payment caps, and prepayment penalties. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the subject real estate collateral’s cash flow, the character and creditworthiness of the borrower and guarantors, loan-to-value and debt service coverage ratios, borrower liquidity and credit history. In addition, we perform stress testing for changes in interest rates, capitalization rates and other factors and review general economic trends such as lease rates, values and absorption rates. We typically require full recourse from the owners of the entities to which we make such loans.

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

C&I Loan Channel: Loans originated under the C&I loan channel are generally supported by the cash flows generated from the business operations of the entity to which the loan is made, and, except for loans secured by owner occupied CRE, are generally secured by non-real estate assets, such as equipment, inventories or accounts receivable. The C&I loan channel is focused on developing quality full-service business banking relationships, including loans, deposits, and treasury management service products for small to moderate-sized businesses across the regional footprint. This allows us to provide support for small to mid-sized businesses in our market areas. The typical C&I loan client utilizes more than one element of our platform, for example, almost all such clients using our deposit products and services. We typically focus on C&I clients that are manufacturers, distributors, wholesalers, importers or professional service companies.

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

Consumer Loan Channel: The consumer channel for FFB includes single-family residential loans, home equity lines of credit, personal lines of credit and other consumer related products. We do not have a separate marketing program for this channel; rather this channel is directed to a limited amount of fully-vetted broker relationships and as an accommodation for clients or prospective clients of our platform. Single-family loans comprise a substantial majority of the balances in this channel.

Residential Mortgage Loans – Single-family: We have single-family residential mortgage loans that in most cases take the form of non-conforming jumbo and super-jumbo loans. We do not currently sell or securitize any of our single-family residential mortgage loan originations. We do not originate loans defined as high-cost by state or federal banking regulators. The majority of our single-family residential loan originations are collateralized by first mortgages on real properties located in Southern California and in southwest Florida. These loans are generally adjustable-rate loans with initial fixed-rate periods ranging from 3 to 10 years not exceeding 30 years. These loans generally have interest rate floors and rate caps. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character and creditworthiness of the borrower and guarantors, loan-to-value and debt to income ratios, borrower liquidity, income verification and credit history. In addition, we perform stress testing for changes in interest rates and other factors and review general economic trends such as market values.

Consumer Loans: We have consumer loans and line of credit products as an accommodation to clients of our primary business lines, including personal installment loans and lines of credit, and home equity lines of credit designed to meet the needs of our clients. Consumer loans are either fixed-rate loans or adjustable-rate loans with interest rates tied to a variety of independent indexes and are made for terms ranging from 1 to 10 years. The loans are underwritten based on a variety of underwriting criteria, including an evaluation of the character, creditworthiness and credit history of the borrower and guarantors, debt to income ratios, borrower liquidity, income verification, and the value of any collateral securing the loan.  Repayment of consumer loans are largely dependent on the borrower’s ongoing cash flows and financial stability and, as a result, generally pose higher credit risks than do the other loans that we make.

For all of our loan offerings, we utilize a comprehensive approach in our underwriting process. This includes the requirement that all factors considered in our underwriting be appropriately documented. In our underwriting, our primary focus is always on the primary, secondary and tertiary sources of repayment, which include the subject real estate collateral cash flow, the business’s/borrower’s ability to repay and the value of the subject collateral securing the loan. However, because our underwriting process allows us to view the totality of the borrower’s capacity to repay, concerns or issues in one area can be compensated for by other favorable financial criteria. This personalized and detailed approach allows us to better understand and meet our clients’ borrowing needs. We handle substantially all our loan processing, underwriting and servicing at our administrative office in Irvine, California.

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

Deposit Services: Our deposit services include the following:

●	Treasury Management: Our comprehensive suite of Treasury Management (“TM”) products and services provide our customers the tools to bank with us conveniently without having the need to visit one of our offices and are necessary to attract complex commercial and specialty deposit clients. These products and services include bill pay, check/payee/ACH positive pay, ACH collections, ACH fraud monitoring, wire origination, internal and external transfers, account reconciliation reporting, remote deposit capture, mobile banking, mobile deposit, lockbox, cash vault services and merchant processing.
●	Online Banking: FFB offers Online Banking and Mobile Banking services to consumer, small business and commercial clients. The consumer online platform offers account management, internal and external transfers, consumer loan payments, electronic documents, bill pay, real-time alerts, P2P payments and requests, credit score reporting and debit card management. The business online platform allows our business clients to be more productive by offering ease of access to account information, electronic documents, transfer and funds management, real-time alerts, user administration, and reporting tools. These clients can also leverage most TM services as integrated solutions through business online.
●	Online Account Opening: FFB utilizes a platform for online account acquisition. The Bank offers checking, savings, money market and CDs, as well as complementary products such as ATM/debit cards and eStatements through the system.

Deposit Delivery Channels: Our deposit products and services are delivered through the following delivery channels:

●	Retail Banking: The retail banking delivery channel is made up of 29 banking offices located throughout our market areas. We attempt to place our banking offices in strategic locations to establish a presence in our target markets, rather than saturating a market with numerous banking offices. The sales activities at our banking offices are led by the bankers and branch managers located at the offices. In addition to a branch manager, each banking office has a strong operations manager and staff to serve the clients of the office, to provide support to the bankers and branch managers in their sales efforts and to maintain the operational integrity of their offices. In addition to the sales activities of the bankers and branch managers, we provide marketing support through periodic deposit campaigns and targeted marketing programs tailored to the region in which the banking office is located.
●	Specialty Deposits: The specialty deposits channel focuses on banking large complex commercial customers and fiduciaries who manage intricate deposit relationships. This team consists of bankers with industry expertise in our targeted specialty niches, which include, but are not limited to escrow, title, 1031 exchange accommodators, contractor retention escrows, commercial property management and homeowners’ associations, as well as financial institutions and mortgage servicers, commercial borrowers, EB-5 projects, and political treasurers. The nature of the specialty deposit customer is generally complex and typically requires a larger volume of transactional servicing needs and reporting requirements. These customers are supported exclusively by the experts in our commercial client services team. This team is responsible for establishing new accounts, maintenance of existing accounts, monitoring accounts, account reporting, review and acceptance of depository agreements and other account-related contracts. This team possesses a thorough understanding of legal documentation for complex organizations and legal and regulatory banking requirements for niche industries, balance bank control accounts, ledger posting, and funds disbursement.
●	Digital Bank: The digital bank channel offers consumers high-yield savings accounts, low-cost checking accounts, money market accounts, and certificates of deposits through our online account opening. Supported by a dedicated digital bank operations team, these digital bank products are offered to consumers across all 50 states and enable FFB to target Millennial, Gen Z, and more digitally savvy prospects with increased efficiency.

Trust Services

FFB is licensed to provide trust services to clients in California, Florida, Hawaii, Nevada, and Texas. Those services, which consist primarily of the management of trust assets, complement the investment advisory and wealth management services that FFA offers to our clients and, as a result, provide us with cross-selling opportunities. As of December 31, 2025, trust AUA totaled $1.2 billion.

Wealth Management Products and Services

FFA is a fee-based investment advisor providing investment advisory and wealth management services primarily for individuals and their families, family businesses and other affiliated organizations (including public and closely-held corporations, family foundations and private charitable organizations). Through FFA, we provide clients with personalized services designed to enable them to reach their personal and financial goals by coordinating our investment advisory and wealth management services with risk management and estate and tax planning services that are provided by outside service providers, and for which we do not receive commissions or referral fees. FFA’s clients benefit from certain cost efficiencies available to institutional managers, such as block trading, access to institutionally priced no-load mutual funds, ability to seek competitive bid/ask pricing for bonds, low transaction costs and management fees charged as a percentage of the assets managed, with tiered pricing for larger accounts.

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

We do not provide custodial services for our clients through FFA. Instead, client investment accounts are maintained under custodial arrangements with large, well-established brokerage firms, either directly or through FFB. However, we notify our clients that they are not obligated to use those services and that they are free to select securities brokerage firms and custodial service providers of their own choosing. We have entered into referral agreements with certain of the asset custodial firms that provide custodial services to our clients. Under these arrangements, the asset custodial firms provide referrals of prospective new clients whose wealth warrants the more personalized and expansive breadth of financial services that we are able to provide in exchange for a fee. This fee for the referral is either a percentage of the fees we charge to the client or a percentage of the AUM of the client. The asset custodial firms are entitled to continue receiving these fees for as long as we continue to provide services to the referral client. These referral agreements do not require the client to maintain their assets at the custodial firm and are fully disclosed to the client prior to our providing services to them.

Competition

The banking and investment advisory and wealth management businesses in California, Florida, Nevada, Hawaii, and Texas generally, and in our market areas in particular, are highly competitive. A relatively small number of major national and regional banks, operating over wide geographic areas, dominate our banking markets. Those banks, or their affiliates, may also offer investment advisory and wealth management services. We also compete with large, well-known banking and wealth management firms. Those banks and investment advisory and wealth management firms generally have much greater financial and capital resources than we do, and as a result of both their ability to conduct extensive advertising campaigns and their relatively long histories of operating in our markets, are generally better known. In addition, by virtue of their greater total capitalization, the large banks have substantially higher lending limits than we do, which enable them to make much larger loans and to offer loan products that we are not able to offer to our clients.

We compete with these much larger banks and investment advisory and wealth management firms primarily on the basis of the personal and “one on one” service that we provide to our clients, which many of these competitors are unwilling or unable to provide, other than to their wealthiest clients, due to costs involved or their “one size fits all” approaches to providing financial services. We believe that our principal competitive advantage is our ability to offer our services through one integrated platform, enabling us to provide our clients with the efficiencies and benefits of dealing with a cohesive group working together to assist our clients to meet their personal investment and financial goals. We believe that only the largest financial institutions in our area provide similar integrated platforms of products and services, which they sometimes reserve for their wealthiest and institutional clients. In addition, while we also compete with many local and regional banks and numerous local and regional investment advisory and wealth management firms, we believe that only a very few of the banks offer integrated investment advisory or wealth management services and that very few of the investment advisory and wealth management firms offer banking services.  Since very few of our competitors are able to provide such an integrated platform of comprehensive financial services to their clients, this enables us to compete effectively for clients who are dissatisfied with the level of service provided at larger financial institutions and are not able to receive an integrated platform of comprehensive financial services from other regional or local financial services organizations.

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

Our business is also influenced by the monetary and fiscal policies of the federal government and the policies of regulatory agencies, particularly the Federal Reserve. The Federal Reserve implements national monetary policies (with objectives such as curbing inflation, increasing employment and combating recession) through its open-market operations in U.S. Government securities by buying and selling treasury and mortgage-backed securities, by adjusting the required level of reserves for depository institutions subject to its reserve requirements, and by varying the target federal funds and discount rates applicable to borrowings by depository institutions. The actions of the Federal Reserve in these areas influence the growth and performance of bank loans, investments, and deposits, while also affecting interest earned on interest-earning assets and paid on interest-bearing liabilities.  Government fiscal and budgetary policies, including deficit spending, can also have a significant impact on the capital markets and interest rates. The nature and impact of any future changes in monetary and fiscal policies on us cannot be predicted.

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

We cannot predict whether or when other legislation or new regulations may be enacted, and if enacted, the effect that new legislation or any implemented regulations and supervisory policies would have on our financial condition and results of operations.  Such developments may further alter the structure, regulation, and competitive relationship among financial institutions, may limit the types or pricing of the products and services we offer, and may subject us to increased regulation, disclosure, and reporting requirements.  We also cannot predict whether or when regulatory requirements may be reduced or eliminated and the overall effect such reduction or elimination may have on the Company and the Bank.

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

Capital Requirements Applicable to Banks and Bank Holding Companies

Bank holding companies and banks are subject to similar regulatory capital requirements administered by federal and state regulatory agencies.  The current capital rules adopted by the federal bank regulatory agencies have been fully phased in.  The risk-based capital guidelines for bank holding companies, and for banks (the “Capital Rules”), require capital ratios that vary based on the perceived degree of risk associated with a banking organization’s operations, both for transactions reported on the balance sheet as assets, such as loans, and for those recorded as off-balance sheet items, such as commitments, letters of credit and recourse agreements.  The risk-based capital ratios are determined by classifying assets and certain off-balance sheet financial instruments into risk-weighted categories, with higher levels of capital being required for those categories perceived as representing greater risks, and with the applicable ratios calculated by dividing qualifying capital by total risk-weighted assets from on- and off-balance sheet items.  Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk-weighting and other factors.  Bank holding companies and banks engaged in significant trading activity may also be subject to the market risk capital guidelines and be required to incorporate additional market and interest rate risk components into their risk-based capital standards.  Bank holding companies are also required to act as a source of financial strength to their subsidiary banks.  Under this policy, the Company must commit resources to support the Bank even when the Company may not be in a financial position to provide it.

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

The Capital Rules required that trust preferred securities be phased out from Tier 1 capital by January 1, 2016, except in the case of banking organizations with total consolidated assets of less than $15 billion, which were permitted to include trust preferred securities issued prior to May 19, 2010 in Tier 1 capital, subject to a limit of 25% of tier 1 capital elements.  As of December 31, 2025, FFI and FFB did not have any trust preferred securities outstanding.

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

In July 2023, the FRB, Office of the Comptroller of the Currency (“OCC”) and FDIC proposed significant changes to the Basel III capital rules which replaces the advanced approaches risk-weighted assets framework with a new enhanced risk-based framework and requires banking organizations with generally more than $100 billion in assets to calculate their regulatory capital using more enhanced requirements applicable to even larger organizations. The federal banking regulators have subsequently indicated that they expect to issue a revised proposal, the timing and contents of which are uncertain. The impact of any changes to capital requirements and calculations and the implementation of Basel IV on us will depend on the manner in which it is implemented by the federal bank regulators.

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

A bank is classified as “critically undercapitalized” if its tangible equity were equal to or less than 2% of its average quarterly tangible assets.  A bank that is classified as well-capitalized, adequately capitalized or undercapitalized based on its capital levels may be treated as though it were in the next lower capital category if the appropriate federal banking agency, after notice and opportunity for a hearing, determines that an unsafe or unsound condition or practice warrants such treatment.

As of December 31, 2025, FFB exceeded the minimum regulatory capital requirements necessary to be considered “well-capitalized” under the prompt corrective action requirements.

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

In October 2022, the FDIC adopted a final rule to increase initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, which began with the first quarterly assessment period of 2023.  The increased assessment rate is intended to improve the likelihood that the DIF reserve ratio will reach the required minimum of 1.35% by the statutory deadline of September 30, 2028.  In addition, in November 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closure of several large banks during 2023.  Under the final rule, the assessment base for an insured institution will be equal to the institution’s estimated uninsured deposits as of December 31, 2022, adjusted to exclude the first $5 billion in estimated uninsured deposits.  The FDIC began collecting the special assessment an annual rate of 13.4 basis points beginning with the first quarterly assessment period of 2024 and will continue to collect special assessments for an anticipated total of eight quarterly assessment periods.  As of September 30, 2025, which is the most recent information available, the DIF reserve ratio was at 1.40%.  As a result of these increased assessments, the FDIC insurance costs of insured depository institutions, including the Bank, have generally increased.

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

Federal Home Loan Bank System

FFB is a member of the Federal Home Loan Bank.  Among other benefits, each regional Federal Home Loan Bank serves as a reserve or central bank for its members within its assigned region and makes available loans or advances to its member banks. Each regional Federal Home Loan Bank is financed primarily from the sale of consolidated obligations of the overall Federal Home Loan Bank system. As an FHLB member, FFB is required to own a certain amount of capital stock in the FHLB. At December 31, 2025, FFB was in compliance with the FHLB’s stock ownership requirement. Historically, the FHLB has paid dividends on its capital stock to its members.

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

Community Reinvestment Act

The Community Reinvestment Act (“CRA”) requires the federal banking regulatory agencies to evaluate the record of a bank in meeting the credit needs of its local communities, including those of low- and moderate-income neighborhoods in its service area. A bank’s compliance with its CRA obligations is based on a performance-based evaluation system which determines the bank’s CRA ratings on the basis of its community lending and community development performance. A bank may have substantial penalties imposed on it and generally will be required to take corrective measures in the event it fails to meet its obligations under CRA. Federal banking agencies also may take compliance with CRA and other fair lending laws into account when regulating and supervising other activities of a bank or its bank holding company. Moreover, when a bank or bank holding company files an application for approval to acquire a bank or another bank holding company, the federal banking regulatory agency reviewing the application will consider CRA assessment of the subsidiary bank or banks of the applicant bank holding company. A lower CRA rating may be the basis for requiring the applicant’s bank subsidiary to take corrective actions to improve its CRA performance as a condition to the approval of the acquisition or as a basis for denying the application altogether.

Bank Secrecy Act

The Company and the Bank are subject to the Bank Secrecy Act, as amended by the USA PATRIOT Act, which gives the federal government powers to address money laundering and terrorist threats through enhanced domestic security measures, expanded surveillance powers and mandatory transaction reporting obligations. For example, the Bank Secrecy Act and related regulations require that we report currency transactions that exceed certain thresholds and transactions determined to be suspicious, establish due diligence requirements for accounts and take certain steps to verify customer identification when accounts are opened. The Bank Secrecy Act requires financial institutions to develop and maintain a program reasonably designed to ensure and monitor compliance with its requirements, to train employees to comply with and to test the effectiveness of the program. Any failure to meet the requirements of the Bank Secrecy Act can result in the imposition of substantial penalties and in adverse regulatory action against the offending bank. The Company and the Bank have each adopted policies and procedures to comply with the Bank Secrecy Act.

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

Consumer Laws and Regulations

The Company and the Bank are subject to a broad range of federal and state consumer protection laws and regulations prohibiting unfair or fraudulent business practices, untrue or misleading advertising and unfair competition. Those laws and regulations include:

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

Consumer Financial Protection Bureau

With assets exceeding $10 billion, the Bank is subject to examination for consumer compliance by the CFPB, an independent federal agency, created under the Dodd-Frank Act.  The CFPB has broad rulemaking, supervisory and enforcement powers under various federal consumer financial protection laws, including the Equal Credit Opportunity

Act, Truth in Lending Act, Real Estate Settlement Procedures Act, Fair Credit Reporting Act, Fair Debt Collection Act, the Consumer Financial Privacy provisions of the GLBA and certain other statutes. The CFPB has authority to prevent unfair, deceptive or abusive practices in connection with the offering of consumer financial products. Under the Dodd-Frank Act, the CFPB has established certain minimum standards for the origination of residential mortgages, including a determination of the borrower’s ability to repay.  The Truth in Lending Act, as amended by the Dodd-Frank Act, allows mortgage loan borrowers to raise certain defenses to foreclosure if they receive any loan other than a “qualified mortgage” as defined by the CFPB.  The Dodd-Frank Act’s creation of the CFPB has led to and is expected to continue to lead to, enhanced and greater enforcement of federal financial consumer protection laws.  The Dodd-Frank Act permits states to adopt consumer protection laws and standards that are more stringent than those adopted at the federal level and, in certain circumstances, permits state attorneys general to enforce compliance with both the state and federal financial consumer protection laws and regulations.

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

Volcker Rule

In December 2013, the federal bank regulatory agencies adopted final rules that implement a part of the Dodd-Frank Act commonly referred to as the “Volcker Rule.” Under these rules and subject to certain exceptions, banking entities are restricted from engaging in activities that are considered proprietary trading and from sponsoring or investing in certain entities, including hedge funds or private equity funds that are considered “covered funds.” These rules became effective on April 1, 2014, although certain provisions are subject to delayed effectiveness under rules promulgated by the FRB. These new rules may require us to conduct certain internal analysis and reporting to ensure continued compliance. The Company held no investment positions at December 31, 2025 that were subject to the Volcker rule.

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

Securities Exchange Act of 1934

FFI’s common stock is publicly held and listed on the New York Stock Exchange (“NYSE”), and FFI is subject to the periodic reporting, information, proxy solicitation, insider trading, corporate governance and other requirements and restrictions of the Securities Exchange Act of 1934 and the regulations of the Securities and Exchange Commission (“SEC”) promulgated thereunder as well as NYSE listing requirements.

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

Human Capital Resources

As of December 31, 2025, the Company had approximately 570 full-time employees. None of our employees are covered by a collective bargaining agreement. We believe relations with our employees are good and have not experienced interruptions of operations due to labor disagreements.  We expect our human capital resources are adequate for our current needs.

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

The Company seeks to build a culture of thoughtfulness, inclusion, and prosocial behavior.  Our focus is to impact our communities through the wealth and well-being of our employees, families, and neighborhoods by sharing our unique skills, time, and talents.  Through our Supporting our Communities program, employees can invite local nonprofit organizations with which they are involved to apply for grants designed to impact the core mission of each nonprofit organization.  We select community-based non-profit organizations that not only align with our philanthropic mission, but also have established a long-term connection to our Company through our employees.  These relationships are multi-faceted and include grants, employee service hours, and personal in-kind training from our executives and other business leaders to help the nonprofit improve their business, increase fundraising goals, board strategy, and other in-kind professional services.  In 2025, the program resulted in approximately $500,000 of grants and donations distributed by the Company, 4,690 volunteer hours contributed by our employees, and a total of 231 organizations supported.

Available Information

The Company’s annual reports on Form 10-K, proxy statements, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act are accessible for free at the Investor Relations section of our website at www.firstfoundationinc.com as soon as reasonably practicable after the Company electronically files such material with, or furnishes them to, the SEC. All website addresses given in this report are for information only and are not intended to be active links or to incorporate any website information into this report.  Reports, proxy and information statements, and other information filed with the SEC are also available at www.sec.gov.

Item 1A.   Risk Factors

Our business is subject to a number of risks and uncertainties that could prevent us from achieving our business objectives and could hurt our future financial performance and the price performance of our common stock. Such risks and uncertainties also could cause our future financial condition and future financial performance to differ significantly from our current expectations. The risks identified below are not intended to be a comprehensive list of all risks we face, and additional risks that we may currently view as not material may also impair our financial condition and the price performance of our common stock.

Risk Factors Summary

This section summarizes some of the risks potentially affecting our business, consolidated financial condition, consolidated results of operations and future prospects. These risks and others are discussed in more detail further below in this section. You should consider this summary together with the more detailed information provided below.

Risks Related to Our Proposed Merger with FirstSun Capital Bancorp

●	The value of the merger consideration will fluctuate based on the trading price of FirstSun common stock.
●	The pendency of the Merger may adversely affect our business, results of operations and financial condition.
●	Failure to consummate the Merger could negatively impact FFI.
●	Combining FFI and FirstSun and the balance sheet repositioning may be more difficult, costly or time-consuming than expected; the combined company may fail to realize the anticipated benefits of the Merger; and any actions we take in contemplation of the Merger may be detrimental to FFI as a stand-alone company.
●	The combined company may be unable to retain FFI or FirstSun personnel successfully after the Merger is completed.
●	Stockholder litigation related to the Merger could prevent or delay the completion of the Merger, result in the payment of damages or otherwise negatively impact the business and operations of FFI.
●	The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire FFI.
●	The Merger Agreement may be terminated in accordance with its terms, and the Merger may not be completed.
●	Holders of FFI common stock will have a substantially reduced ownership and voting interest in the combined company after the consummation of the Merger.
●	Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Merger or other ownership changes.

General Economic Conditions Risks

●	Our business and operations may be adversely affected in numerous and complex ways by economic conditions.
●	Our business and operations may be adversely affected by the impacts of inflation on us an our customers.

Credit Risks

●	We could incur losses on the loans we make.

●	Our allowance for credit losses may not be adequate to cover actual losses.
●	Our banking, investment advisory and wealth management operations are geographically concentrated in California, Florida, Nevada, Texas, and Hawaii, leading to significant exposure to those markets.
●	Loans secured by multifamily and commercial real estate represent a high percentage of the loans we make, making our results of operations vulnerable to downturns in the real estate market.

Market Risks

●	Changes in interest rates could reduce our net interest margin and net interest income.
●	Changes in interest rates could increase our operating expenses.
●	We may incur significant losses as a result of ineffective hedging of interest rate risk.
●	We may incur significant losses from the balance sheet repositioning and future asset sales.

Liquidity and Capital Risks

●	Liquidity risk may adversely affect our ability to fund operations and hurt our financial condition.
●	We may not be able to maintain a strong core deposit base or other low-cost funding sources.
●	Our high concentration of large depositors may increase our liquidity risk, and the loss of any large depositor may negatively impact our net interest margin.
●	We are subject to capital adequacy standards and liquidity, and a failure to meet these standards may adversely affect our financial condition.
●	We may not have the ability to attract capital necessary to maintain regulatory ratios and fund growth.
●	The actions and commercial soundness of other financial institutions may affect our ability to engage in routine funding transactions.

Strategic, Operational and External Risks

●	We have experienced turnover in our Board of Directors and executive management team and are embarking upon a new strategic plan, all of which create uncertainties and could harm our business.
●	Completing the diversification of our loan portfolio may be more difficult, costly or time-consuming than expected and the anticipated benefits and cost savings of the plan may not be realized.
●	Adverse developments affecting the banking industry may have a material effect on our operations and/or stock price.
●	New lines of business or new products and services may subject us to additional risks.
●	We face intense competition from other banks and financial institutions and other wealth and investment management firms that could hurt our business.
●	We are required to make significant estimates and assumptions in the preparation of our financial statements and our estimates and assumptions may not be accurate.
●	The fair value of our investment securities can fluctuate due to factors outside of our control.
●	A loss or material reduction of access to securitization markets for multifamily loans may adversely impact our business model, profitability and growth.
●	Technology and marketing costs may negatively impact our future operating results.
●	Our business, financial condition, results of operations or future prospects may be adversely affected by fraudulent activity, breaches of our information security systems, and cybersecurity attacks.
●	We rely on communications, information, operating and financial control systems technology and related services from third-party service providers and there can be no assurance that we will not suffer an interruption in those systems.
●	Our ability to attract and retain clients and key employees could be adversely affected if our reputation is harmed.
●	We may incur significant losses due to ineffective risk management processes and strategies.

●	A natural disaster could harm our business.
●	We are exposed to the risk of environmental liabilities with respect to real properties that we may acquire.
●	Fraudulent activity, breaches of our information security systems, or cybersecurity incidents could have a material adverse effect on our business, financial condition, results of operations or future prospects.
●	The market for investment managers is extremely competitive and the loss of a key investment manager to a competitor could adversely affect our investment advisory and wealth management business.
●	We may be adversely affected by the soundness of certain securities brokerage firms.

Regulatory and Compliance Risks

●	The banking industry is highly regulated, and legislative or regulatory actions taken now or in the future may have a significant adverse effect on our operations.
●	Federal and state banking agencies periodically conduct examinations of our business, including those focused on our compliance with laws and regulations. Such examinations may subject us to supervisory actions and our failure to comply with such actions may adversely affect us.
●	We are subject to increased regulation because we have more than $10 billion in total consolidated assets.
●	We are subject to numerous laws designed to protect consumers, including the Community Reinvestment Act and fair lending laws, and failure to comply with these laws could lead to a wide variety of sanctions.
●	We face the risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.
●	Regulations relating to privacy, information security and data protection could increase our costs, affect or limit how we collect and use personal information and adversely affect our business opportunities.
●	FFA’s business is highly regulated, and regulators have the ability to limit or restrict, and impose fines or other sanctions on, FFA’s business.
●	Future legislation, regulatory reform or policy changes could have a material effect on our business and results of operations.

Risks Related to Ownership of Our Common Stock

●	We may not resume the payment of dividends on common stock.
●	An investment in our common stock is not an insured deposit and is not guaranteed by the FDIC, so you could lose some or all of your investment.
●	If we fail to maintain effective internal control over financial reporting, or if we fail to remediate material weaknesses previously identified, we may not be able to report our financial results accurately and timely.
●	The exercise of our outstanding warrants would increase the number of shares of common stock eligible for future resale in the public market and result in dilution to our existing stockholders.

Risk Factors

Risks Related to Our Proposed Merger with FirstSun Capital Bancorp

The value of the merger consideration will fluctuate based on the trading price of FirstSun common stock.

The exchange ratio determining the number of shares of FirstSun common stock to be issued in the Merger in exchange for each share of FFI common stock will not automatically adjust based on the trading price of FirstSun common stock, and the market value of those shares may vary from the closing price of FirstSun common stock on the date the Merger was announced, on the date of the special meeting of FFI’s shareholders to approve the Merger Agreement, on the date the Merger is consummated and thereafter. Any change in the market price of FirstSun common stock prior to consummation of the Merger will affect the amount of and the market value of the merger consideration that FFI’s shareholders will receive upon consummation of the Merger. Stock price changes may result from a variety of factors, including general market and economic conditions, changes in business, operations and prospects, and regulatory considerations. Many of these factors are beyond FirstSun’s or FFI’s control.

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

Failure to consummate the Merger could negatively impact FFI.

If the Merger is not consummated for any reason, FFI could face a range of adverse consequences. These may include negative reactions from financial markets, customers, vendors, and employees.  FFI’s business may also be negatively affected by the diversion of management attention and resources from other strategic opportunities, without realizing any of the anticipated benefits of the Merger. In the event the Merger Agreement is terminated, the market price of FFI’s securities could decline, particularly if current valuations reflect investor expectations that the Merger will be completed and deliver strategic value. FFI could also face potential litigation or other legal proceedings related to the failure to complete the Merger or to enforce obligations under the Merger Agreement. In addition, FFI has incurred, and will continue to incur, significant expenses in connection with negotiating and pursuing the Merger, including costs associated with preparing, filing, printing, and mailing the joint proxy statement/prospectus, as well as regulatory filing fees and other transaction-related expenses. If the Merger is not completed, FFI would bear these costs without receiving the expected strategic or financial benefits.  Any of the foregoing risks, or other consequences arising from a delay or failure to consummate the Merger, could have a material adverse effect on FFI’s business, financial condition, and results of operations.

Combining FFI and FirstSun and the balance sheet repositioning may be more difficult, costly or time-consuming than expected; the combined company may fail to realize the anticipated benefits of the Merger; and any actions we take in contemplation of the Merger may be detrimental to FFI as a stand-alone company.

The success of the Merger will depend, in part, on the ability of FFI and FirstSun to dispose certain FFI assets of FFI and paydown or run off certain FFI liabilities in the planned balance sheet repositioning (the “balance sheet repositioning”) along with anticipated cost savings from combining the businesses of FFI and FirstSun. To realize the anticipated benefits and cost savings from the Merger, FFI and FirstSun must substantially complete the balance sheet repositioning sometime after the execution of the Merger Agreement, and execution of the balance sheet repositioning will inherently be subject to market conditions and the risk that such conditions will be less favorable than what the parties expected when entering into the Merger Agreement.   Although the Merger Agreement does not require us to complete the balance sheet repositioning in advance of the closing of the Merger, we have entered into a letter agreement with FirstSun that requires us to cooperate in good faith with FirstSun to consider implementing (but does not require us to implement) some aspects of the balance sheet repositioning in advance of closing. If we decide to implement certain elements of the balance sheet repositioning in advance of closing, then our earnings could be adversely affected as a stand-alone company, and we may not receive any compensation from FirstSun for any loss of earnings resulting from such actions, or from the cost of undertaking the actions themselves, if the Merger Agreement is terminated. Additionally, satisfying the minimum consolidated tangible stockholders’ equity closing condition in the Merger Agreement may require FFI to take actions that have a detrimental effect on FFI’s ability to exercise its historical strategic plan, grow its balance sheet, and generate earnings and returns for shareholders as a stand-alone company.

We have also entered into a series of derivative transactions at a cost of approximately $19,515,000, which are intended, in part, to mitigate the risk of net changes in fair value of our earning assets and wholesale funding during the pendency of the Merger and provide FirstSun with enhanced certainty as to the impact of the fair value of such assets on the goodwill of the surviving company in the Merger (the “Hedge Strategy”).  We may also enter into additional derivative transactions related to the Hedge Strategy.  The expenses associated with the Hedge Strategy have decreased, and will continue to decrease our net income during the pendency of the Merger, and, while FirstSun has agreed to partially reimburse FFI for certain expenses associated with the Hedge Strategy upon the termination of the Merger Agreement in certain circumstances, there is no assurance that we will recoup those expenses, particularly if the Merger Agreement is terminated as a result of our breach of the Merger Agreement or failure to satisfy the minimum consolidated tangible stockholders’ equity condition in the Merger Agreement.

Following the Merger, FFI and FirstSun must successfully integrate and combine businesses in a manner that permits identified benefits and cost savings to be realized without adversely affecting current revenues and future growth. If FFI and FirstSun are not able to successfully achieve these objectives, the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. In addition, the actual cost savings of the Merger could be less than anticipated, and integration may result in additional and unforeseen expenses.

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

FFI and FirstSun have operated and until the completion of the Merger must continue to operate, independently. It is possible that the integration process could result in the loss of key employees, the disruption of each company’s ongoing businesses or inconsistencies in standards, controls, procedures and policies that adversely affect the companies’ ability to maintain relationships with their stakeholders or to achieve the anticipated benefits and cost savings of the Merger. Integration efforts between the companies may also divert management attention and resources. These integration matters could have an adverse effect on FFI during this pre-closing period and for an undetermined period after consummation of the Merger on the combined company.

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

The obligation of FFI and FirstSun to consummate the Merger is subject to a number of conditions that must be satisfied or waived in order to complete the Merger. Those conditions include, among other things: (i) the absence of any order, injunction, decree or other legal restraint preventing the consummation of the Merger, the Bank Merger or any of the other transactions contemplated by the Merger Agreement or making the consummation of the Merger, the Bank Merger or any of the other transactions contemplated by the Merger Agreement illegal, and (ii) FFI maintaining consolidated tangible stockholders’ equity no less than certain thresholds. Each party’s obligation to complete the Merger is also subject to certain additional conditions, including (a) subject to applicable materiality standards, the accuracy of the representations and warranties of the other party (including the absence of any material adverse effect, as defined in the Merger Agreement), (b) the performance in all material respects by the other party of its obligations under the Merger Agreement and (c) the receipt by each party of an opinion from its counsel to the effect that the Merger will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended (the "Code").

These conditions to the Merger may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may not be consummated. In addition, the parties can mutually decide to terminate the Merger Agreement at any time, or FFI or FirstSun may elect to terminate the Merger Agreement in certain other circumstances, including by FirstSun upon the occurrence of a material adverse effect under certain circumstances with respect to FFI or by FFI upon the occurrence of a material adverse effect under certain circumstances with respect to FirstSun.

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

Our ability to use net operating loss carryforwards and other tax attributes may be limited in connection with the Merger or other ownership changes.

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

Our banking business and operations, which primarily consist of lending money to customers in the form of loans, borrowing money from customers in the form of deposits, investing in securities and investment management, are sensitive to general business and economic conditions in the United States.  If the United States economy weakens or does not improve, our growth and profitability from our lending, deposit and investment operations could be constrained. Uncertainty about the federal fiscal policymaking process, tariffs and international trade tensions, the fiscal outlook of the federal government, and future tax rates is a concern for businesses, consumers and investors in the United States.

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

We continue to focus on serving our customers and communities and executing our strategic initiatives.  We continue to monitor the inflation and overall economic environment and industry conditions and will make changes as appropriate.

Credit Risks

We could incur losses on the loans we make.

Loan defaults and losses on loans are inherent risks in our business. Loan losses necessitate loan charge-offs and write-downs in the carrying values of our loans and, therefore, can reduce our net income and adversely affect our results of operations and financial condition. Accordingly, our results of operations will be directly affected by the volume and timing of loan losses, which for a number of reasons can vary from period to period. The risks of loan losses are exacerbated by economic recessions and downturns, or by other events that can lead to local or regional business downturns. If business and economic conditions weaken generally or specifically in the principal markets in which we do business, more of our borrowers may fail to perform in accordance with the terms of their loans, in which event loan charge-offs and asset write-downs could increase, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The amount of future losses may also vary depending on changes in economic, operating and other conditions, including changes in interest rates that may be beyond our control, and these losses may exceed current estimates. We determine the amount of our ACL in accordance with the Current Expected Credit Loss (“CECL”) model under the Financial Accounting Standards Board’s (“FASB’s”) ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires, among other things, that we determine periodic estimates of lifetime expected future credit losses on loans in the provision for credit losses in the period when the loans are booked, which considers reasonable and supportable forecasts of future economic conditions in addition to information about past events and current conditions.  As these factors change, CECL may require us to increase or decrease our ACL in future periods, decreasing or increasing our reported income, and introducing additional volatility into our reported earnings, possibly significantly.  Federal and state regulators, as an integral part of their examination process, review our loans and leases and ACL. In addition, regulators may impose additional capital buffers to absorb this volatility.

While we believe our ACL is appropriate for the risk identified in our loan and securities portfolios, we cannot provide assurance that we will not further increase the ACL, that it will be sufficient to address losses, or that regulators will not require us to increase this allowance. Any of these occurrences could have a material adverse effect on our business, financial condition, results of operations or prospects.

Our banking, investment advisory and wealth management operations are geographically concentrated in California, Florida, Nevada, Texas, and Hawaii, leading to significant exposure to those markets.

Our business activities and credit exposure, including real estate collateral for many of our loans, are concentrated in California, Florida, Nevada, Texas, and Hawaii.  As of December 31, 2025, approximately 87.5% of the loans in our loan portfolio were made to borrowers who live and/or conduct business in California (73%), Florida (8%), Texas (5%),  Nevada (1%), and Hawaii (0.5%). This geographic concentration imposes risks from lack of geographic diversification. Difficult economic conditions in any of the markets where we operate could, among other things, affect the volume of loan originations, increase the level of nonperforming assets, increase the rate of foreclosure losses on loans and reduce the value of our loans and loan servicing portfolio, adversely affecting our business, financial condition, results of operations and future prospects. Any regional or local economic downturn in the markets where we have geographic concentration or existing or prospective borrowers or property values in such markets may affect us and our profitability more significantly and more adversely than our competitors whose operations are less geographically concentrated.

Loans secured by multifamily and commercial real estate represent a high percentage of the loans we make, making our results of operations vulnerable to downturns in the real estate market.

At December 31, 2025, loans secured by multifamily and commercial real estate represented approximately 59.9% of our outstanding loans. The repayment of such loans is highly dependent on the ability of the borrowers to meet their loan repayment obligations to us, which can be adversely affected by economic downturns that can lead to (i) declines in the rents and, therefore, in the cash flows generated by those real properties on which the borrowers depend to fund their loan payments to us, and (ii) decreases in the values of those real properties, which make it more difficult for the borrowers to sell those real properties for amounts sufficient to repay their loans in full. As a result, our operating results are more vulnerable to adverse changes in the real estate market than other financial institutions with more diversified loan portfolios and we could incur losses in the event of changes in economic conditions that disproportionately affect the real estate markets.

Market Risks

Changes in interest rates could reduce our net interest margin and net interest income.

Income and cash flows from our banking operations depend to a great extent on the difference or “spread” between the interest we earn on interest-earning assets, such as loans and investment securities, and the rates at which we pay interest on interest-bearing liabilities, such as deposits and borrowings. Interest rates are highly sensitive to many factors that are beyond our control, including economic conditions, the monetary policies of the Federal Reserve Board, bank regulatory requirements, competition from other banks and financial institutions and a change over time in the mix of our loans, investment securities, on the one hand, and on our deposits and other liabilities, on the other hand. Changes in monetary policy will in particular, influence the origination and market value of and the yields we can realize on loans and investment securities and the interest we pay on deposits and borrowings. Our net interest margins and earnings also could be adversely affected if we are unable to adjust our interest rates on loans and deposits on a timely basis in response to changes in economic conditions or monetary policies. For example, if the rates of interest we pay on deposits, borrowings and other interest-bearing liabilities increase faster than we are able to increase the rates of interest we charge on loans or the yields we realize on investments and other interest-earning assets, our net interest income and, therefore, our earnings will decrease. In particular, the rates of interest we charge on loans may be subject to longer fixed-interest periods compared to the interest we must pay on deposits. On the other hand, increasing interest rates generally lead to longer term increases in net interest income; however, such increases also may result in a reduction in loan originations, declines in loan prepayment rates and reductions in the ability of borrowers to repay their current loan obligations, which could result in increased loan defaults and charge-offs and could require increases to our ACL, thereby offsetting either partially or totally the increases in net interest income resulting from the increase in interest rates. Additionally, we could be prevented from increasing the interest rates we charge on loans or from reducing the interest rates we offer on deposits due to “price” competition from other banks and financial institutions with which we compete. Conversely, in a declining interest rate environment, our earnings could be adversely affected if the interest rates we are able to charge on loans or other investments decline more quickly than those we pay on deposits and borrowings.

Changes in interest rates could increase our operating expenses.

Customer service costs, which are reimbursements of costs incurred by our clients and are related primarily to our noninterest-bearing demand deposits, are impacted by changes in interest rates. In a rising interest rate environment, the amounts we make available for reimbursement to our clients increases, resulting in higher costs to us. The amount of the reimbursement and the impact of interest rate increases may vary by client.

We may incur significant losses as a result of ineffective hedging of interest rate risk.

From time to time, we may utilize financial derivative instruments to limit our exposure to interest rate risk. No hedging strategy, including the Hedge Strategy, can completely protect us, and the derivative financial instruments we elect to use may not have the effect of reducing our interest rate risk.  Poorly designed strategies, inaccurate assumptions, improperly executed transactions, or the failure of the counterparty to fulfill its obligations could serve to increase our risks and losses.  Our hedging strategies and the derivatives that we use may not adequately offset the risks of interest rate volatility and could result in or magnify losses, which could have an adverse effect on our financial condition and result of operations.  As of December 31, 2025, we had an interest rate swap agreement with a notional amount of $350 million outstanding which was designated as a cash flow hedge and carried at fair value on the balance sheet. We had interest rate swap agreements with a combined notional amount of $799 million outstanding which were designated as fair value hedges and carried at fair value on the balance sheet. We owned interest rate swaptions for a combined notional amount of $1.2 billion which were designated as fair value hedges, and we had an amortizing interest rate swap agreement with a notional of $206 million which was undesignated as a fair value hedge and carried at fair value on the balance sheet. To the extent a derivative contract does not meet the requirements for applying hedge accounting in accordance with GAAP, our earnings may be adversely affected. In particular, to be eligible for hedge accounting under GAAP, derivatives must be highly effective in offsetting changes in the value or cash flows of the hedged items and appropriately designated or documented as such.  If it is determined that a derivative is not highly effective at hedging the designated exposure, hedge accounting is discontinued and the changes in fair value of the instrument are included in our reported net income.

We may incur significant losses from the balance sheet repositioning and future asset sales.

In August 2024, we reclassified a portion of our multifamily loan portfolio totaling $1.9 billion principal balance from loans held for investment to loans held for sale as a step aimed at reducing exposure to low-coupon fixed-rate loans and our concentration in multifamily commercial real estate.  Loans held for sale are accounted for at the lower of amortized cost or fair value and as a result a lower of cost or market (“LOCOM”) adjustment totaling $117.5 million was recorded to our quarterly earnings.  In December 2024, we sold $489 million principal balance of the transferred loans at a price above the initial and year-end balance sheet fair-value pricing.  In 2025, we sold $1.1 billion principal balance of the transferred loans through multiple transactions and prices, some of which were above the balance sheet fair-value pricing at the quarter-end prior to the transaction and some of which were below the fair-value pricing at the quarter-end prior to the transaction.  We do not expect to complete additional loan sales in the first quarter of 2026.  Depending on the existence of various buyers and competitive prices, were we to sell any of the remaining transferred loans, we may sell them at a significant loss, which could affect our financial condition and results of operations.

Liquidity and Capital Risks

Liquidity risk could adversely affect our ability to fund operations and hurt our financial condition.

Liquidity is essential to our banking business, as we use cash to make loans and purchase investment securities and other interest-earning assets and to fund deposit withdrawals that occur in the ordinary course of our business. Our principal sources of liquidity include earnings, deposits, borrowings, sales of loans or investment securities held for sale, repayments by clients of loans we have made to them, and the proceeds from sales by us of our equity securities. If our ability to obtain funds from these sources becomes limited or the costs of those funds increase, whether due to factors that affect us specifically, including our financial performance, or due to factors that affect the financial services industry in general, including weakening economic conditions or negative views and expectations about the prospects for the financial services industry as a whole, then our ability to grow our banking and investment advisory and wealth management businesses would be harmed, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

As of December 31, 2025, large depositor relationships, consisting of deposit relationships which individually exceed 2% of total deposits, accounted for, in the aggregate, approximately 9.7% of our total deposits. As a result, a material decrease in the volume of those deposits by a relatively small number of our depositors could reduce our liquidity, in which event it could become necessary for us to replace those deposits with higher-cost deposits, the sale of securities or borrowings, which would adversely affect our net interest income and, therefore, our results of operations.

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

Strategic, Operational and External Risks

We have experienced turnover in our Board of Directors and executive management team and are embarking upon a new strategic plan, all of which create uncertainties and could harm our business.

We have experienced significant changes to our Board of Directors and executive leadership since the second half of 2024.  These changes may result in the loss of institutional knowledge and changes to business strategy or objectives.  In addition, these changes have the potential to negatively impact our operations and relationships with employees, customers and investors due to increased or unanticipated expenses, operational inefficiencies, uncertainty regarding changes in strategy, decreased employee morale and productivity and increased turnover, impacting our ability to meet our financial and operational goals and strategic plans.  This may also make it more difficult for us to retain and hire key management and other team members.

Changes to strategic or operating goals, which can often occur with the appointment of new directors and new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful.  In addition, executive leadership transition periods are often difficult as the new executives gain knowledge of our operations.  If we do not integrate new executives and directors successfully, we may be unable to manage and grow our business, and our financial condition and profitability may suffer.

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

Completing the diversification of our loan portfolio may be more difficult, costly or time-consuming than expected and the anticipated benefits and cost savings of the plan may not be realized.

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

The preparation of our consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires our management to make significant estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of income and expense during the reporting periods. Critical estimates are made by management in determining, among other things, the allowance for credit losses, amounts of impairment of assets, and valuation of income taxes.  If our underlying estimates and assumptions prove to be incorrect, our financial condition and results of operations may be materially adversely affected. In 2025, we recorded a material increase to the ACL, because of a change in accounting estimates and a valuation allowance on 100% of our deferred tax asset balance.

The fair value of our investment securities can fluctuate due to factors outside of our control.

Factors beyond our control can significantly influence and cause adverse changes to occur in the fair values of securities in our investment securities portfolio. These factors include, but are not limited to, rating agency actions in respect to the investment securities in our portfolio, defaults by the issuers of such securities, concerns with respect to the enforceability of the payment or other key terms of such securities, changes in market interest rates and continued instability in the capital markets. Any of these factors, as well as others, could cause other-than-temporary impairments and realized and/or unrealized losses in future periods and declines in other comprehensive income, which could materially and adversely affect our business, results of operations, financial condition and prospects.

We increase or decrease stockholders’ equity by the amount of change from the unrealized gain or loss (the difference between the estimated fair value and the amortized cost) of our available-for-sale securities portfolio, net of the related tax, under the category of accumulated other comprehensive income (loss).  Therefore, a decline in the estimated fair value of this portfolio will result in a decline in reported stockholders’ equity, book value per common share, and tangible book value per common share.  The decrease will occur even though the securities are not sold and losses are not realized. At December 31, 2025, $2.4 billion of our securities portfolio was classified as available-for-sale with an aggregate net unrealized gain of $4.0 million.

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

Fraudulent activity, breaches of our information security systems, or cybersecurity incidents could have a material adverse effect on our business, financial condition, results of operations or future prospects.

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

Our ability to attract and retain clients and key employees could be adversely affected if our reputation is harmed. Any actual or perceived failure to address various issues could cause reputational harm, including a failure to address any of the following types of issues: legal and regulatory requirements; cybersecurity and the proper maintenance or protection of the privacy of client and employee financial or other personal information; record keeping deficiencies or errors; money-laundering; and potential conflicts of interest and ethical issues. Moreover, any failure to appropriately address any issues of this nature could give rise to additional regulatory restrictions and legal risks, which could lead to costly litigation or subject us to enforcement actions, fines, or penalties and cause us to incur related costs and expenses. In addition, our banking, investment advisory and wealth management businesses are dependent on the integrity of our banking personnel and our investment advisory and wealth managers. Lapses in integrity could cause reputational harm to our businesses that could lead to the loss of existing clients and make it more difficult for us to attract new clients and, therefore, could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Federal and state banking agencies periodically conduct examinations of our business, including those focused on our compliance with laws and regulations. Such examinations may subject us to supervisory actions and our failure to comply with such actions may adversely affect us.

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

We face the risk of noncompliance and enforcement action with the Bank Secrecy Act and other anti-money laundering statutes and regulations.

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

Our stockholders are only entitled to receive such dividends as our Board may declare out of funds legally available for such payments. Our ability to pay dividends to our stockholders is restricted by Delaware and federal law and the policies and regulations of the Federal Reserve Board, which is our federal banking regulator. In this regard, we have agreed not to pay dividends to our stockholders without the Federal Reserve Board’s prior written consent.  Our ability to pay dividends to stockholders is also dependent on the payment to us of cash dividends by our subsidiaries, FFA and the Bank, which are the primary sources of cash for our payment of dividends. FFA and the Bank are subject to separate statutory or regulatory dividend restrictions that can affect their ability to pay cash dividends to us. FFA’s ability to pay cash dividends to us is restricted under California corporate law. The Bank’s ability to pay dividends to us is limited by various banking statutes and regulations and California law. Moreover, based on their assessment of the financial condition of the Bank or other factors, the FDIC or the DFPI could find that payment of cash dividends by the Bank to us would constitute an unsafe or unsound banking practice, in which event they could restrict the Bank from paying cash dividends, even if the Bank meets the statutory requirements to do so. See the section entitled “Dividend Policy and Restrictions on the Payment of Dividends” in Item 5 of this report below for additional information about our dividend policy and the dividend restrictions that apply to us and to the Bank and FFA. We have agreed that the Bank will not pay any dividends to the Company without the FDIC and DFPI’s prior written approval.  We have not paid a quarterly dividend since the first quarter of 2024.  A failure to resume the payment of dividends on our common stock could have a material adverse effect on our business, including the market price of our common stock.

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

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for evaluating and reporting on that system of internal control. We have identified a material weakness in our internal controls over financial reporting that has not yet been fully remediated. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our financial statements will not be prevented or detected on a timely basis. Following identification of the material weakness, we began to implement a number of controls and procedures designed to improve our control environment, which we believe will be sufficient to remediate our previously identified material weakness. Our actions to maintain effective controls and remedy any weakness or deficiency may not be sufficient to result in an effective internal control environment and any future failure to maintain effective internal control over financial reporting could impair the reliability of our financial statements, which in turn could harm our business, impair investor confidence in the accuracy and completeness of our financial reports, impair our access to the capital markets, cause the price of our common stock to decline and subject us to increased regulatory scrutiny and/or penalties, and higher risk of shareholder litigation.

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

Item 1B.    Unresolved Staff Comments.

Not applicable.

Item 1C.   Cybersecurity.

Cybersecurity Risk Management

We recognize that cybersecurity risk is an integral component of our overall enterprise risk management framework. We maintain a comprehensive process for identifying, assessing, and managing material risks from cybersecurity threats that are designed to protect the confidentiality, integrity, and availability of our information systems and the data we maintain.

Our cybersecurity risk management processes include, among other things, periodic risk assessments, continuous monitoring of our information technology environment, vulnerability management, and the use of preventative, detective, and corrective controls. These processes are guided by applicable regulatory guidance and industry standards, including the Federal Financial Institutions Examination Council (“FFIEC”) Cybersecurity Assessment Tool.

We maintain a documented incident response plan that is designed to enable timely identification, containment, investigation, remediation, and recovery from cybersecurity incidents. The incident response plan is periodically reviewed and tested through tabletop exercises and simulations and incorporates escalation and notification protocols consistent with applicable regulatory requirements. We also engage third-party service providers to perform independent assessments of our cybersecurity program, including penetration testing and other security evaluations.

Cybersecurity risks are evaluated alongside other operational and strategic risks as part of our enterprise risk management processes. These risks include, but are not limited to, threats arising from unauthorized access, data breaches, ransomware, social engineering, and reliance on third-party service providers. While our cybersecurity program is designed to reduce the likelihood and impact of cybersecurity incidents, no system or control environment can provide absolute assurance.

To date, we have not experienced a cybersecurity incident that has materially affected our business, financial condition, or results of operations. However, we may be subject to future cybersecurity threats or incidents that could have a material impact.

For more information on our cybersecurity related risks, see Item 1A—“Risk Factors” of this Annual Report on Form 10-K.

Cybersecurity Governance

Our Board of Directors provides oversight of cybersecurity risk as part of its broader oversight of enterprise risk management. The Board, either directly or through its committees, receives periodic updates regarding cybersecurity risks, threat trends, control effectiveness, and significant incidents, if any.

Management is responsible for the day-to-day operation of our cybersecurity program. Our Information Security Officer is responsible for developing, implementing, and maintaining our information security program, including policies, standards, and procedures designed to manage cybersecurity risk. The Chief Technology Officer is responsible for implementing and operating the information technology systems and controls that support the information security program.

Our cybersecurity governance structure includes defined roles and responsibilities, escalation protocols, and reporting mechanisms designed to ensure that material cybersecurity risks are communicated to appropriate levels of management and the Board in a timely manner. Cybersecurity considerations are incorporated into our broader risk management, vendor management, and business continuity planning processes.

Item 2.    Properties.

The Company’s corporate headquarters is located in Dallas, Texas, at 5221 N. O’Connor Blvd, Suite 1375, Irving, Texas 75039. The Company has 29 banking offices and two loan production offices in the states of California, Nevada, Florida, Texas, and Hawaii.  Six of our office buildings are owned and the remaining are leased pursuant to non-cancelable operating leases that will expire between 2026 and 2035.  The building for the office in Auburn, California is owned by us and is on land that is leased under a non-cancellable lease that expires in 2028.

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

PART II

Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Our common stock trades on the NYSE under the trading symbol “FFWM”.  As of March 4, 2026 a total of 82,926,292 shares of our common stock were issued and outstanding which were held of record by approximately 10,552 shareholders.  There were no sales of unregistered securities during the fiscal year ended December 31, 2025.

Dividend Policy and Restrictions on the Payment of Dividends

The timing and amount of cash dividends paid to our common stockholders depends on our earnings, capital requirements, financial condition, regulatory approval, and other relevant factors, as determined by our Board of Directors.  Our ability to pay dividends to our stockholders is also subject to the restrictions set forth in the Delaware General Corporation Law (the “DGCL”) and the regulatory authority of the Federal Reserve.  We have paid no quarterly dividends since the second quarter of 2024.

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

Repurchases of Common Stock

The Company adopted a stock repurchase program on April 26, 2022, pursuant to which the Company may repurchase up to $75 million of its common stock.  This stock repurchase program, which has no stated expiration date, replaced and superseded the stock repurchase program approved by the Board of Directors on October 30, 2018, which had authorized the Company to repurchase up to 2,200,000 shares of its common stock.   The Company did not repurchase any shares of common stock during 2025.

Stock Performance Graph

The following graph shows a comparison from December 31, 2021 through December 31, 2025 of the cumulative total return for our common stock, compared against (i) the Russell 2000 Index, which measures the performance of the smallest 2,000 members, by market cap, (ii) the Russell 3000 Index, which measures the performance of the smallest 3,000 members, by market cap, of the Russell Index, and (iii) an index published by SNL Securities L.C. (“SNL”) and known as the KBW Nasdaq Regional Bank Index.

The stock performance graph assumes that $100 was invested in Company common stock at the close of market on December 31, 2021, and, at that same date, in the Russell 2000 Index, the Russell 3000 Index and the KBW Nasdaq Regional Bank Index and that any dividends paid in the indicated periods were reinvested. Shareholder returns shown in the stock performance graph are not necessarily indicative of future stock price performance.

	Period Ending
	12/31/2021	12/31/2022	12/31/2023	12/31/2024	12/31/2025

First Foundation Inc. (FFWM)	100.00	57.64	38.94	24.98	24.78
Russell 2000 Index	100.00	78.44	90.28	99.33	110.54
Russell 3000 Index	100.00	79.52	98.57	120.40	139.26
KBW Regional Bank Index	100.00	90.55	86.92	95.25	98.41

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

Item 6.    Reserved

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis is intended to facilitate the understanding and assessment of significant changes and trends in our businesses that accounted for the changes in our results of operations in the year ended December 31, 2025, as compared to our results of operations in the year ended December 31, 2024; in our results of operations in the year ended December 31, 2024, as compared to our results of operations in the year ended December 31, 2023; and our financial condition at December 31, 2025 as compared to our financial condition at December 31, 2024. This discussion and analysis is based on and should be read in conjunction with our consolidated financial statements and the accompanying notes thereto contained elsewhere in this Annual Report on Form 10-K. In addition to historical information, this discussion contains forward-looking statements that involve risks, uncertainties and assumptions that could cause results to differ materially from management’s expectations. Some of the factors that could cause results to differ materially from expectations are discussed in the sections entitled “Risk Factors” and “Forward-Looking Statements” contained elsewhere in this Annual Report on Form 10-K.

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

Deferred Income Taxes. We record as a “deferred tax asset” on our balance sheet an amount equal to the tax credit and tax loss carryforwards and tax deductions (collectively “tax benefits”) that we believe will be available to us to offset or reduce income taxes in future periods. Under applicable federal and state income tax laws and regulations, tax benefits related to tax loss carryforwards will expire if they cannot be used within specified periods of time. Accordingly, the ability to fully use our deferred tax asset related to tax loss carryforwards to reduce income taxes in the future depends on the amount of taxable income that we generate during those time periods. At least once each year, or more frequently, if warranted, we make estimates of future taxable income that we believe we are likely to generate during those future periods. If we conclude, on the basis of those estimates and the amount of the tax benefits available to us, that it is more likely than not that we will be able to fully utilize those tax benefits, we recognize the deferred tax asset in full on our balance sheet. On the other hand, if we conclude on the basis of those estimates and the amount of the tax benefits available to us that it has become more likely than not that we will be unable to utilize those tax benefits, then we would establish a valuation allowance to reduce the deferred tax asset on our balance sheet to the amount with respect to which we believe it is still more likely than not that we will be able to use to offset or reduce taxes in the future. The establishment of such a valuation allowance, or any increase in an existing valuation allowance, would be effectuated through a charge to the provision for income taxes or a reduction in any income tax credit for the period in which such valuation allowance is established or increased.

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

Overview and Recent Developments

On October 27, 2025, FFI and FirstSun entered into an Agreement and Plan of Merger, dated as of October 27, 2025, pursuant to which, upon the terms and subject to the conditions set forth therein, FFI will merge with and into FirstSun, with FirstSun continuing as the surviving entity.  Immediately following the Merger, First Foundation Bank will merge with and into Sunflower Bank, with Sunflower Bank continuing as the surviving bank.

The transaction is expected to close on April 1, 2026, subject to the satisfaction  or waiver of the remaining closing conditions set forth in the Merger Agreement.

For the year ended December 31, 2025, the Company reported a net loss of $155.2 million, compared to a net loss of $92.4 million for 2024. Current year results were impacted by $64.3 million in provision for credit losses and $83.6 million in income tax expense. The provision for credit losses was due to changes in allowance for credit loss quantitative assumptions made prospectively in the third quarter of 2025. The income tax expense was largely impacted by the recording of a $98.7 million valuation allowance against the Company’s total net deferred tax asset balance. See Note 5: Allowance for Credit Losses and Note 18: Income Taxes for more information on income taxes. Prior year results were impacted by a $117.5 million LOCOM adjustment resulting from the August 2024 reclassification of a portion of the Company’s multifamily loan portfolio totaling $1.9 billion principal balance from loans held for investment to loans held for sale.  The LOCOM adjustment is included as a component of noninterest income in the consolidated statement of operations.  See Note 4: Loans in the consolidated financial statements for additional information related to loans.  Net interest income before provision of credit losses totaled $187.4 million for the year ended December 31, 2025, compared to $182.6 million for 2024.  Net interest margin (“NIM”) was 1.58% for the year ended December 31, 2025, compared to 1.40% for 2024. Noninterest income was $47.4 million for 2025, compared to ($65.9) million for 2024.  Excluding the LOCOM adjustment of $117.5 million, noninterest income was $51.6 million for 2024.  Noninterest expense totaled $242.0 million for the year ended December 31, 2025, compared to $233.5 million for the year ended December 31, 2024. Noninterest expense for the year ended December 31, 2025 included $6.1 million of one-time merger related expenses.

At December 31, 2025, total assets of $11.9 billion decreased $742 million or 5.9%, from total assets of $12.6 billion at December 31, 2024.  The decrease in total assets consisted primarily of decreases in total loans of $2.2 billion, and deferred tax assets of $77 million, offset by increases in investment securities of $1.0 billion and cash and cash equivalents of $609 million.  Activity in total loans, which includes loans held for investment and loans held for sale consisted of the following:

(dollars in thousands)	2025	2024
Loans - beginning balance January 1,	$9,227,212	$10,177,802
Originations and advances	883,625	1,548,263
Payoffs, paydowns and other	(2,135,821)	(1,918,798)
Sales	(1,061,761)	(489,383)
LHFS mark-to-market change	77,371	(90,672)
Loans - ending balance December 31,	$6,990,626	$9,227,212

Cash and cash equivalents as a percentage of total assets totaled 13.6% at December 31, 2025, compared to 8.0% at December 31, 2024.  The increase in investment securities included $1.4 billion in net purchases of securities available-for-sale, offset by $351 million in maturities of securities available-for-sale and securities held-for-investment during the year.  The net purchases of securities available-for-sale largely consisted of agency mortgage-backed securities.

At December 31, 2025, total liabilities of $11.0 billion decreased $600 million or 5.2%, from total liabilities of $11.6 billion at December 31, 2024.  The decrease in total liabilities included a decrease in deposits of $585.7 million.  The decrease in deposits was largely due to a $1.0 billion decrease in higher-cost specialty deposits, largely consisting of MSR deposit accounts, and a $452 million decrease in core deposits, offset partially by a $658 million increase in wholesale deposits.

Deposit mix consisted of the following at December 31:

	2025			2024
			Weighted			Weighted
			Average			Average
(dollars in thousands)	Amount	% of Total	Rate	Amount	% of Total	Rate
Demand deposits:
Noninterest-bearing	$1,235,589	13.3%	—	$1,956,628	19.8%	—
Interest-bearing	1,677,461	18.1%	2.70%	1,995,397	20.2%	3.29%
Money market and savings	3,530,134	38.0%	3.29%	3,524,801	35.7%	3.60%
Certificates of deposit	2,841,386	30.6%	4.24%	2,393,453	24.2%	4.72%
Total	$9,284,570	100.0%	3.04%	$9,870,279	100.0%	3.09%

At December 31, 2025, total shareholders’ equity of $912.6 million decreased $140.8 million from total shareholder’s equity of $1.1 billion at December 31, 2024.  Activity during 2025 in shareholders’ equity included a $155.2 million net loss, offset partially by a $9.5 million decrease in accumulated other comprehensive loss and a $5.3 million increase in additional paid-in-capital from recurring accruals for stock equivalent awards.

Results of Operations

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of AUM.

The following tables show key operating results for each of our business segments for the years ended December 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2025:
Interest income	$540,989	$—	$—	$540,989
Interest expense	346,159	—	7,427	353,586
Net interest income	194,830	—	(7,427)	187,403
Provision for credit losses	64,306	—	—	64,306
Noninterest income	20,382	28,435	(1,443)	47,374
Noninterest expense	206,581	27,481	7,954	242,016
(Loss) income before income taxes	(55,675)	954	(16,824)	(71,545)
Income tax expense	77,255	364	5,993	83,612
Net (loss) income	$(132,930)	$590	$(22,817)	$(155,157)
2024:
Interest income	$610,996	$—	$—	$610,996
Interest expense	421,503	—	6,849	428,352
Net interest income	189,493	—	(6,849)	182,644
Provision (reversal) for credit losses	20,700	—	—	20,700
Noninterest income	22,518	30,583	(1,456)	51,645
LHFS LOCOM adjustment	(117,517)	—	—	(117,517)
Noninterest expense	205,017	23,033	5,402	233,452
(Loss) income before income taxes	(131,223)	7,550	(13,707)	(137,380)
Income tax expense (benefit)	(43,790)	2,129	(3,312)	(44,973)
Net (loss) income	$(87,433)	$5,421	$(10,395)	$(92,407)

Years Ended December 31, 2025 and 2024.

Combined net loss for 2025 was $155.1 million, compared to net loss of $92.4 million for 2024. Combined net loss before taxes for 2025 was $71.5 million, compared to net loss before taxes of $137.4 million for 2024. Excluding the LHFS LOCOM adjustment, combined net loss before taxes was $19.9 million in 2024. The $51.6 million increase in combined net loss before taxes was primarily due to an increase in net loss before taxes for the Banking segment.  The change in net loss for the Banking segment was largely due to an increase in the provision for credit losses of $43.6 million. Net interest income, noninterest income, and noninterest expense are discussed in more detail in the tables that follow. The decrease in Wealth Management net income before taxes of $6.6 million was due to a $2.1 million decrease in noninterest income and a $4.4 million increase in noninterest expense.

Combined income tax expense for 2025 was $83.6 million, compared to income tax benefit of $45.0 million for 2024. The change in the combined income tax expense is largely due to the recording of a $98.7 million valuation allowance against the Company’s net deferred tax asset balance, after the Company determined that it is more likely than not that the net deferred tax assets will not be realized due to current and prior period cumulative losses.  Our statutory tax rates were 16.0% and 27.8% for 2025 and 2024, respectively.

Net Interest Income. The principal component of the Company’s earnings is net interest income, which is the difference between the interest and fees earned on loans and investments (interest-earning assets) and the interest paid on deposits and borrowed funds (interest-bearing liabilities). Net interest margin is net interest income as a percentage of average interest-earning assets for the period. The level of interest rates and the volume and mix of interest-earning assets and interest-bearing liabilities impact net interest income and net interest margin. The net interest rate spread is the yield on average interest-earning assets minus the cost of average interest-bearing liabilities. Our net interest income, net interest rate spread, and net interest margin are sensitive to general business and economic conditions. We manage net interest income through affecting changes in the mix of interest-earning assets as well as the mix of interest-bearing liabilities, changes in the level of interest-bearing liabilities in proportion to that of interest-earning assets, and the growth and maturity of earning assets. For further discussion on our interest rate risk management practices, see “Interest Rate Risk Management” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

	Year Ended December 31:
	2025			2024
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans, including LHFS	$8,279,925	$388,466	4.69%	$10,005,219	$474,322	4.74%
Securities AFS	1,494,733	77,365	5.18%	1,207,223	64,593	5.35%
Securities HTM	665,643	16,248	2.44%	751,926	17,356	2.31%
Cash, FHLB stock, and fed funds	1,431,497	58,910	4.12%	1,054,515	54,725	5.19%
Total interest-earning assets	11,871,798	540,989	4.56%	13,018,883	610,996	4.69%
Noninterest-earning assets:
Nonperforming assets	39,187			23,729
Other	269,972			255,070
Total assets	$12,180,957			$13,297,682
Interest-bearing liabilities:
Demand deposits	$1,818,464	53,499	2.94%	$2,373,085	92,572	3.90%
Money market and savings	3,668,226	129,590	3.53%	3,406,861	133,822	3.93%
Certificates of deposit	2,197,627	100,838	4.59%	2,700,995	132,120	4.89%
Total interest-bearing deposits	7,684,317	283,927	3.69%	8,480,941	358,514	4.23%
Borrowings	1,519,801	62,311	4.10%	1,539,413	62,989	4.09%
Subordinated debt	173,488	7,348	4.24%	173,426	6,849	3.95%
Total interest-bearing liabilities	9,377,606	353,586	3.77%	10,193,780	428,352	4.20%
Noninterest-bearing liabilities:
Demand deposits	1,679,340			1,973,605
Other liabilities	107,127			129,394
Total liabilities	11,164,073			12,296,779
Shareholders’ equity	1,016,884			1,000,903
Total liabilities and equity	$12,180,957			$13,297,682
Net Interest Income		$187,403			$182,644
Net Interest Rate Spread			0.79%			0.49%
Net Interest Margin			1.58%			1.40%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes between 2025 as compared to 2024.

	Increase (Decrease) due to		Net Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest earned on:
Loans, including LHFS	$(80,996)	$(4,860)	$(85,856)
Securities AFS	14,942	(2,170)	12,772
Securities HTM	(2,067)	959	(1,108)
Cash, FHLB stock, and fed funds	16,998	(12,813)	4,185
Total interest-earning assets	(51,123)	(18,884)	(70,007)
Interest paid on:
Demand deposits	(19,042)	(20,031)	(39,073)
Money market and savings	9,818	(14,050)	(4,232)
Certificates of deposit	(23,478)	(7,804)	(31,282)
Borrowings	(806)	128	(678)
Subordinated debt	3	496	499
Total interest-bearing liabilities	(33,505)	(41,261)	(74,766)
Net interest (expense) income	$(17,618)	$22,377	$4,759

Net interest income was $187.4 million for the year ended December 31, 2025, compared to $182.6 million for 2024. The overall increase in net interest income from the year-ago period was primarily driven by rates on interest-bearing liabilities decreasing faster than rates on interest-earning assets.

Interest income decreased to $541.0 million for the year ended December 31, 2025, compared to $611.0 million for 2024. The decrease in interest income was due to decreases in both average interest-earning asset balances as well as average yields earned on such balances. Average interest-earning asset balances decreased 8.81% to $11.9 billion for the year ended December 31, 2025, compared to $13.0 billion for 2024. The decrease in average interest-earning asset balances was due primarily to a $1.7 billion decrease in loans, offset by a $201.2 million increase in securities AFS and HTM and a $377.0 million increase in average cash, FHLB stock, and fed funds balances.  The decrease in loan balances was primarily due to loan sales, as well as 2025 loan payoffs and paydowns exceeding new loan fundings compared to that of 2024, which impacted year-to-date average balances.  In August 2024, the Company transferred $1.9 billion in multifamily CRE loans from loans held for investment to loans held for sale and has since completed loan sale transactions in the fourth quarter of 2024 ($489 million principal balance sold), second quarter of 2025 ($858 million principal balance sold), and fourth quarter of 2025 ($205 million principal balance sold).  The increase in securities AFS and HTM balances was primarily due to the purchase of $1.0 billion in securities AFS, including agency mortgage-backed and collateralized mortgage obligation securities during 2025, offset by the sale of $0.7 billion in securities AFS during the same period.  Yields on interest-earning assets averaged 4.56% for the year ended December 31, 2025, compared to 4.69% for 2024, a decrease of 13 basis points.  Yields on interest-earning assets decreased due to decreases in yields on loans (including LHFS), securities, and cash balances compared to the prior year.  Yields on loans decreased to 4.69% in the current year compared to 4.74% in the prior year.  Yields on new loan fundings averaged 7.00% for the year ended December 31, 2025, compared to 8.08% for 2024.  Yields on securities AFS decreased to 5.18% for the year ended December 31, 2025, compared to 5.35% for 2024.  Yields on cash balances decreased to 4.12% for the year ended December 31, 2025, compared to 5.19% for 2024. Yields decreased due to a decrease in market rates during 2025 and mix shift in the loan portfolio.

Interest expense decreased to $353.6 million for the year ended December 31, 2025, compared to $428.4 million for 2024.  The decrease in interest expense was due to decreases in both average interest-bearing liability balances as well as average rates paid on such balances.  Average interest-bearing liability balances, consisting of interest-bearing deposits, borrowings, and subordinated debt, decreased 8.0% to $9.4 billion for the year ended December 31, 2025, compared to $10.2 billion for 2024.  Rates on interest-bearing liability balances averaged 3.77% for the year ended December 31, 2025, compared to 4.20% for 2024, a decrease of 43 basis points.  Rates on interest-bearing liabilities decreased primarily due to a decrease in rates paid on interest-bearing deposits, which averaged 3.69% for the year ended December 31, 2025, compared to 3.95% for 2024, offset by an increase in rates paid on subordinated debt which averaged 4.24% for the year ended December 31, 2025, compared to 4.09% for 2024.  Average balances of interest-bearing deposits decreased 9.4% to $7.7 billion for the year ended December 31, 2025, compared to $8.5 billion for 2024.  The decrease in average interest-bearing deposits and average rates paid were primarily driven by a decrease in higher-cost brokered deposit balances, which were able to mature without being replaced, due to the sale of multifamily CRE loans throughout 2025. Average balances on borrowings were $1.5 billion at December 31, 2025 and at December 31, 2024.

The 43-basis point decrease in average rate paid on interest-bearing liability balances was partially offset by a 13 basis point decrease in average yield earned on interest-earning assets, resulting in an increase in the NIM for the year ended December 31, 2025. NIM was 1.58% for the year ended December 31, 2025, compared to 1.40% for 2024.

Provision for credit losses. The provision for credit losses represents our estimate of the amount necessary to be charged against the current period’s earnings to maintain the ACL for loans and investments at a level that we consider adequate in relation to the expected lifetime credit losses in the loan and investment portfolios. The provision for credit losses for loans is impacted by changes in loan balances as well as changes in estimated loss assumptions and charge-offs and recoveries. The amount of the provision for loans also takes into consideration such factors as changes in the nature and volume of the loan portfolio, overall portfolio quality, review of specific problem loans, current economic conditions and certain other subjective factors that may affect the ability of borrowers to meet their repayment obligations to us.  For 2025, we recorded a provision for credit losses of $64.3 million.  For 2024, we recorded a provision for credit losses of $20.7 million. The increase in provision for credit losses for loans was primarily due to additional provision expense recorded in 2025 due to revisions in several key assumptions within the ACL methodology for various loan segments.  These changes were made in response to changes in economic conditions and increased economic uncertainty, and were accounted for as changes in accounting estimates in accordance with FASB ASC 250 – Accounting Changes and Error Corrections.  In 2025, we recorded net charge-offs of $1.1 million, or 0.01% of average loans on an annualized basis, compared to $17.9 million, or 0.24% of average loans on an annualized basis for the year-ago period. The decrease in net charge-offs was primarily due to a $13.4 million full write-off of three commercial relationships in 2024. At December 31, 2025, the allowance for credit losses on the loan portfolio was $93.9 million, or 1.39% of total loans held for investment, compared to $32.3 million and 0.41% at December 31, 2024.  The increase was due primarily to the change in accounting estimate.

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

(dollars in thousands)	2025	2024
Year Ended December 31:
Trust and consulting fees	$7,045	$6,767
Loan related fees	7,683	5,608
Deposit charges	2,166	1,843
(Loss) gain on sale of loans	(9,566)	5,068
Gain on sale of securities available-for-sale	5,930	1,204
Capital market activities	6,185	1,673
Loss on sale of assets	—	(382)
Gain on sale of REO	—	679
LHFS LOCOM adjustment	—	(120,810)
Other	939	3,351
Total noninterest income	$20,382	$(94,999)

Noninterest income in Banking was $20.4 million for the year ended December 31 2025, compared to ($95.0) million for 2024. The $115.4 million change in noninterest income in Banking was due primarily to a $120.8 million LHFS LOCOM adjustment associated with the transfer of $1.9 billion in multifamily CRE loans from loans held for investment to loans held for sale in 2024. Excluding the LHFS LOCOM adjustment, noninterest income would have been $25.8 million for the year ended December 31, 2024.  The decrease in noninterest income is largely due to the loss on the sale of loans in 2025, offset partially by an increase in capital market activities income and gains on the sale of securities available for sale.

Noninterest income for Wealth Management includes fees charged to high net-worth clients for managing their assets and for providing financial planning consulting services. The following table provides the amounts of noninterest income for Wealth Management for the years ended December 31:

(dollars in thousands)	2025	2024
Noninterest income	$28,435	$30,583

Noninterest income for Wealth Management was $28.4 million for the year ended December 31, 2025, compared to $30.6 million for 2024.  The $2.2 million decrease was due to a decrease in fees earned on AUM balance as average AUM balances decreased to $5.2 billion for the year ended December 31, 2025, compared to $5.5 billion for 2024.

The following table summarizes the activity in our AUM for the periods indicated:

		Existing account
	Beginning	Additions/	New
(dollars in thousands)	Balance	Withdrawals	Accounts	Terminations	Performance	Ending balance
Year Ended December 31, 2025:
Fixed incomes	$1,650,723	$124,928	$63,893	$(280,272)	$(164,189)	$1,395,083
Equities	2,932,526	(163,633)	64,431	(455,299)	539,423	2,917,448
Cash and other	862,631	(66,747)	90,471	(237,286)	107,881	756,950
Total	$5,445,880	$(105,452)	$218,795	$(972,857)	$483,115	$5,069,481

Year Ended December 31, 2024:
Fixed income	$1,849,056	$(131,210)	$48,038	$(44,645)	$(70,516)	$1,650,723
Equities	2,609,033	(28,621)	185,487	(144,211)	310,838	2,932,526
Cash and other	791,859	(62,887)	99,012	(55,238)	89,885	862,631
Total	$5,249,948	$(222,718)	$332,537	$(244,094)	$330,207	$5,445,880

AUM balances were $5.1 billion at December 31, 2025, compared to $5.4 billion at December 31, 2024. The $376 million decrease in AUM for the year ended December 31, 2025, was largely the result of terminations and net existing account additions/withdrawals of $1.1 billion, offset by portfolio gains of $483 million and new accounts of $219 million. Portfolio gains reflect overall performance gains in the equity markets during 2025.

Noninterest Expense. The following table provides a breakdown of noninterest expense for Banking and Wealth Management for the years ended December 31:

	Banking		Wealth Management
(dollars in thousands)	2025	2024	2025	2024
Year Ended December 31:
Compensation and benefits	$76,531	$64,954	$20,911	$16,602
Occupancy and depreciation	32,866	35,609	1,822	1,868
Professional services and marketing	22,269	12,574	3,962	3,825
Customer service costs	44,110	63,586	—	—
Other	30,805	28,294	786	738
Total noninterest expense	$206,581	$205,017	$27,481	$23,033

Noninterest expense in Banking was $206.6 million for the year ended December 31, 2025, compared to $205.0 million for 2024.  The $1.6 million increase in operating noninterest expense in Banking was largely due to a $11.6 million increase in compensation and benefits and a $9.7 million increase in professional services and marketing, offset partially by a $19.5 million decrease in customer service costs. The increase in compensation and benefits expense was largely due to an increase in staffing levels as well as investments made to bring in and retain institutional knowledge needed to organize around the Company’s strategic initiatives and strengthen the Company going forward. Average monthly Banking FTEs were 506.9 for 2025, compared to 491.3 for 2024. The increase in professional services and marketing was largely due to one-time merger-related activity of $6.1 million. The decrease in customer service costs was largely due to the decline in market rates and the decision to exit a portion of our higher-cost specialty deposit accounts, principally MSR deposits late in the second quarter of 2025, following the completion of the $858 million multifamily CRE loan sale.

Noninterest expense in Wealth Management was $27.5 million for the year ended December 31, 2025, compared to $23.0 million for 2024. The $4.4 million increase in noninterest expense in Wealth Management was largely due to a $4.3 million increase in compensation and benefits.  The increase in compensation and benefit costs was primarily due to investments made to retain institutional knowledge in the competitive wealth management industry.

Years Ended December 31, 2024 and 2023.

The primary sources of revenue for Banking are net interest income, fees from its deposits and trust services, certain loan fees, and consulting fees. The primary sources of revenue for Wealth Management are asset management fees assessed on the balance of AUM. The following tables show key operating results for each of our business segments for the years ended December 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2024:
Interest income	$610,996	$—	$—	$610,996
Interest expense	421,503	—	6,849	428,352
Net interest income	189,493	—	(6,849)	182,644
Provision (reversal) for credit losses	20,700	—	—	20,700
Noninterest income	22,518	30,583	(1,456)	51,645
LHFS LOCOM adjustment	(117,517)	—	—	(117,517)
Noninterest expense	205,017	23,033	5,402	233,452
(Loss) income before income taxes	(131,223)	7,550	(13,707)	(137,380)
Income tax expense (benefit)	(43,790)	2,129	(3,312)	(44,973)
Net (loss) income	$(87,433)	$5,421	$(10,395)	$(92,407)

2023:
Interest income	$573,691	$—	$—	$573,691
Interest expense	364,310	—	7,076	371,386
Net interest income	209,381	—	(7,076)	202,305
Provision for credit losses	(482)	—	—	(482)
Noninterest income	21,540	29,358	(1,547)	49,351
Noninterest expense:				—
Goodwill impairment	215,252	—	—	215,252
Operating	210,514	22,100	4,336	236,950
Income (loss) before income taxes	(194,363)	7,258	(12,959)	(200,064)
Income tax expense (benefit)	560	2,072	(3,632)	(1,000)
Net income (loss)	$(194,923)	$5,186	$(9,327)	$(199,064)

Combined net loss for 2024 was $92.4 million, compared to net loss of $199.1 million for 2023. Combined net loss before taxes for 2024 was $137.4 million, compared to net loss before taxes of $200.1 million for 2023. Excluding the LHFS LOCOM adjustment, combined net loss before taxes was $19.9 million in 2024.  Excluding the $215.3 million goodwill impairment charge, combined net income before taxes was $15.2 million in 2023.  The $35.1 million decrease in combined net income before taxes was primarily due to a decrease in net income before taxes for the Banking segment.  The change in net income for the Banking segment was largely due to an increase in the provision for credit losses of $21.2 million and a decrease in net interest income of $19.9 million; offset by an increase in noninterest income of $0.1 million and a decrease in noninterest operating expense of $5.5 million. Net interest income, noninterest income, and noninterest expense are discussed in more detail in the tables that follow. The increase in Wealth Management net income before taxes of $0.3 million was due to a $1.2 million increase in noninterest income, offset by a $1.0 million increase in noninterest expense.

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

	2024			2023
	Average		Average	Average		Average
(dollars in thousands)	Balances	Interest	Yield /Rate	Balances	Interest	Yield /Rate
Interest-earning assets:
Loans	$10,005,219	$474,322	4.74%	$10,477,485	$488,718	4.66%
Securities AFS	1,207,223	64,593	5.35%	459,279	22,023	4.80%
Securities HTM	751,926	17,356	2.31	819,945	17,889	2.18%
Cash, FHLB stock, and fed funds	1,054,515	54,725	5.19%	981,593	45,061	4.59%
Total interest-earning assets	13,018,883	610,996	4.69%	12,738,302	573,691	4.50%
Noninterest-earning assets:
Nonperforming assets	23,729			12,659
Other	255,070			367,036
Total assets	$13,297,682			$13,117,997
Interest-bearing liabilities:
Demand deposits	$2,373,085	92,572	3.90%	$2,380,373	84,740	3.56%
Money market and savings	3,406,861	133,822	3.93%	3,147,427	105,522	3.35%
Certificates of deposit	2,700,995	132,120	4.89%	2,661,375	120,499	4.53%
Total interest-bearing deposits	8,480,941	358,514	4.23%	8,189,175	310,761	3.79%
Borrowings	1,539,413	62,989	4.09%	1,153,068	53,791	4.67%
Subordinated debt	173,426	6,849	3.95%	173,364	6,834	3.94%
Total interest-bearing liabilities	10,193,780	428,352	4.20%	9,515,607	371,386	3.90%
Noninterest-bearing liabilities:
Demand deposits	1,973,605			2,440,561
Other liabilities	129,394			138,161
Total liabilities	12,296,779			12,094,329
Stockholders’ equity	1,000,903			1,023,668
Total liabilities and equity	$13,297,682			$13,117,997
Net Interest Income		$182,644			$202,305
Net Interest Rate Spread			0.49%			0.60%
Net Interest Margin			1.40%			1.59%

Net interest income is impacted by the volume (changes in volume multiplied by prior rate), interest rate (changes in rate multiplied by prior volume) and mix of interest-earning assets and interest-bearing liabilities. The following table provides a breakdown of the changes in net interest income due to volume and rate changes between 2024 as compared to 2023.

	Increase (Decrease) due to		Net Increase
(dollars in thousands)	Volume	Rate	(Decrease)
Interest earned on:
Loans	$(22,290)	$7,894	$(14,396)
Securities AFS	39,799	2,771	42,570
Securities HTM	(1,536)	1,003	(533)
Cash, FHLB stock, and fed funds	3,507	6,157	9,664
Total interest-earning assets	19,480	17,825	37,305
Interest paid on:
Demand deposits	(261)	8,093	7,832
Money market and savings	9,182	19,118	28,300
Certificates of deposit	1,818	9,803	11,621
Borrowings	16,537	(7,339)	9,198
Subordinated debt	3	12	15
Total interest-bearing liabilities	27,279	29,687	56,966
Net interest income	$(7,799)	$(11,862)	$(19,661)

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

Interest income increased to $611.0 million for the year ended December 31, 2024, compared to $573.7 million for 2023. The increase in interest income was due to increases in both average interest-earning asset balances as well as average yields earned on such balances. Average interest-earning asset balances increased 2.20% to $13.0 billion for the year ended December 31, 2024, compared to $12.7 billion for 2023. Yields on interest-earning assets averaged 4.69% for the year ended December 31, 2024, compared to 4.50% for 2023, an increase of 19 basis points.  Yields on interest-earning assets increased due to increases in yields on loans (including LHFS), securities, and cash balances compared to the prior year.  Yields on loans increased to 4.74% in 2024 compared to 4.66% in 2023.  Yields on new loan fundings averaged 8.08% for the year ended December 31, 2024, compared to 7.94% for 2023.  Yields on securities AFS increased to 5.35% for the year ended December 31, 2024, compared to 4.80% for 2023, largely due to the current year acquisition of higher-yielding and highly liquid AFS securities, primarily agency mortgage-backed securities.  Yields on cash balances increased to 5.19% for the year ended December 31, 2024, compared to 4.59% for 2023, primarily due to increases in rates earned on fed funds and other deposits held at the Federal Reserve.

Interest expense increased to $428.4 million for the year ended December 31, 2024, compared to $371.4 million for 2023.  The increase in interest expense was due to increases in both average interest-bearing liability balances as well as average rates paid on such balances.  Average interest-bearing liability balances, consisting of interest-bearing deposits, borrowings, and subordinated debt, increased 7.1% to $10.2 billion for the year ended December 31, 2024, compared to $9.5 billion for 2023.  Rates on interest-bearing liability balances averaged 4.20% for the year ended December 31, 2024, compared to 3.90% for 2023, an increase of 30 basis points.  Rates on interest-bearing liabilities increased primarily due to an increase in rates paid on interest-bearing deposits, which averaged 4.23% for the year ended December 31, 2024, compared to 3.79% for 2023, offset by a decrease in rates paid on borrowings which averaged 4.09% for the year ended December 31, 2024, compared to 4.67% for 2023.  Average balances of interest-bearing deposits increased 3.6% to $8.5 billion for the year ended December 31, 2024, compared to $8.2 billion for 2023, with the increase largely in higher cost of funds deposit accounts such as money market savings and certificates of deposit.  Average borrowings increased while the Company locked in lower-rate term borrowings and utilized the borrowings primarily to purchase higher-yielding, high-quality securities to improve the balance sheet’s rate profile and more efficiently enhance recurring revenue.  The average rate paid on borrowings decreased to 4.09% for the year ended December 31, 2024, compared to 4.67% for 2023.

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

Financial Condition

The following table shows the financial position for each of our business segments, and of FFI and Elimination entries used to arrive at our consolidated totals which are included in the column labeled Other, at December 31:

		Wealth	Other and
(dollars in thousands)	Banking	Management	Eliminations	Total
2025:
Cash and cash equivalents	$1,624,454	$14,226	$(13,810)	$1,624,870
Securities AFS, net	2,430,475	—	—	2,430,475
Securities HTM, net	634,333	—	—	634,333
Loans held for sale	261,448	—	—	261,448
Loans held for investment, net	6,635,328	—	—	6,635,328
Investment in FHLB stock	43,616	—	—	43,616
Accrued interest receivable	45,822	—	—	45,822
Premises and equipment, net	34,444	83	136	34,663
Real estate owned ("REO")	6,210	—	—	6,210
Bank owned life insurance	51,405	—	—	51,405
Core deposit intangibles	2,400	—	—	2,400
Derivative assets	8,785	—	—	8,785
Other assets	103,242	405	21,075	124,722
Total assets	$11,881,962	$14,714	$7,401	$11,904,077
Deposits	$9,309,559	$—	$(24,989)	$9,284,570
Borrowings	1,418,018	—	12,500	1,430,518
Subordinated debt	—	—	173,521	173,521
Derivative liabilities	6,938	—	—	6,938
Intercompany balances	2,583	1,230	(3,813)	—
Accounts payable and other liabilities	78,874	2,671	14,398	95,943
Shareholders’ equity	1,065,990	10,813	(164,216)	912,587
Total liabilities and equity	$11,881,962	$14,714	$7,401	$11,904,077
2024:
Cash and cash equivalents	$1,015,832	$20,668	$(20,368)	$1,016,132
Securities AFS, net	1,313,885	—	—	1,313,885
Securities HTM, net	712,105	—	—	712,105
Loans held for sale	1,285,819	—	—	1,285,819
Loans held for investment, net	7,909,091	—	—	7,909,091
Investment in FHLB stock	37,869	—	—	37,869
Accrued interest receivable	54,804	—	—	54,804
Deferred taxes	69,669	(3,004)	9,985	76,650
Premises and equipment, net	35,492	178	136	35,806
Real estate owned ("REO")	6,210	—	—	6,210
Bank owned life insurance	49,993	—	—	49,993
Core deposit intangibles	3,558	—	—	3,558
Derivative assets	5,086	—	—	5,086
Other assets	112,485	524	25,248	138,257
Total assets	$12,611,898	$18,366	$15,001	$12,645,265
Deposits	$9,898,339	$—	$(28,060)	$9,870,279
Borrowings	1,425,369	—	—	1,425,369
Subordinated debt	—	—	173,459	173,459
Intercompany balances	(1,031)	(2,046)	3,077	—
Accounts payable and other liabilities	100,549	2,406	19,840	122,795
Shareholders’ equity	1,188,672	18,006	(153,315)	1,053,363
Total liabilities and equity	$12,611,898	$18,366	$15,001	$12,645,265

Our consolidated balance sheet is primarily affected by changes occurring in our Banking operations as our Wealth Management operations do not maintain significant levels of assets or liabilities.

During 2025, total assets decreased by $741.2 million primarily due to decreases in total loans and deferred taxes offset by increases in cash and cash equivalents and investment securities.  During 2025, total liabilities decreased $600.4 million primarily due to decreases in deposits, and accounts payable and other liabilities.  During 2025, total shareholders’

equity decreased by $140.8 million due largely to the net loss of $155.2 million for the year ended December 31, 2025, offset by a $9.5 million change in accumulated other comprehensive loss.

For additional information on the changes in total assets, liabilities, and shareholders’ equity, see “Overview and Recent Developments” within Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Cash and cash equivalents, certificates of deposit and securities: Cash and cash equivalents, which primarily consist of funds held at the Federal Reserve Bank or at correspondent banks, including fed funds, increased by $608.7 million at December 31, 2025, compared to December 31, 2024.  Changes in cash and cash equivalents are primarily affected by the funding of loans, investments in securities, and changes in our sources of funding including deposits and borrowings.

Securities available-for-sale:: The following table provides a summary of the Company’s AFS securities portfolio at December 31:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
2025:
Collateralized mortgage obligations	$1,467,688	$558	$(1,296)	$—	$1,466,950
Agency mortgage-backed securities	804,037	8,974	(173)	—	812,838
Municipal bonds	45,992	—	(1,374)	—	44,618
SBA securities	7,027	4	(61)	—	6,970
Beneficial interests in FHLMC securitization	511	—	—	(31)	480
Corporate bonds	100,741	—	(4,988)	(526)	95,227
U.S. Treasury	999	8	(4)	—	1,003
Unallocated portfolio layer fair value basis adjustments (1)	—	2,389	—	—	2,389
Total	$2,426,995	$11,933	$(7,896)	$(557)	$2,430,475

2024:
Collateralized mortgage obligations	$11,121	$—	$(1,279)	$—	$9,842
Agency mortgage-backed securities	1,126,861	2,308	(7,543)	—	1,121,626
Municipal bonds	48,921	—	(3,386)	—	45,535
SBA securities	9,236	2	(93)	—	9,145
Beneficial interests in FHLMC securitization	4,619	—	—	(3,377)	1,242
Corporate bonds	133,767	—	(7,193)	(757)	125,817
U.S. Treasury	700	—	(22)	—	678
Total	$1,335,225	$2,310	$(19,516)	$(4,134)	$1,313,885

(1)	Represents the amount of portfolio layer method basis adjustments related to AFS MBS securities hedged in a closed portfolio. Under U.S. GAAP, portfolio layer method basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses for the individual securities being hedged.

Excluding the allowance for credit losses, the increase in AFS securities in 2025 compared to 2024 was due primarily to the purchase of $2.0 billion in securities, offset by $663 million in sales and $348 million in principal paydowns and maturities. The $2.0 billion in securities purchased consisted of agency mortgage-backed securities and collateralized mortgage obligations. The $663 million in sales consisted solely of agency mortgage-backed securities.  During 2025 the net unrealized loss position of the portfolio improved to $4.0 million in net unrealized gains as of December 31, 2025, from $17.2 in net unrealized losses as of December 31, 2024.

The scheduled maturities of securities AFS and the related weighted average yields were as follows as of December 31, 2025:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
Amortized Cost:
Collateralized mortgage obligations	$—	$156	$357	$1,467,175	$1,467,688
Agency mortgage-backed securities	—	781	—	803,256	804,037
Municipal bonds	—	23,317	21,581	1,094	45,992
SBA securities	—	413	91	6,523	7,027
Beneficial interests in FHLMC securitization	511	—	—	—	511
Corporate bonds	—	37,978	57,763	5,000	100,741
U.S. Treasury	500	499	—	—	999
Total	$1,011	$63,144	$79,792	$2,283,048	$2,426,995
Weighted average yield	0.40%	5.09%	3.15%	4.90%	4.85%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$150	$340	$1,466,460	$1,466,950
Agency mortgage-backed securities	—	762	—	812,076	812,838
Municipal bonds	—	22,910	20,793	915	44,618
SBA securities	—	412	91	6,467	6,970
Beneficial interests in FHLMC securitization	511	—	—	—	511
Corporate bonds	—	37,050	54,635	4,068	95,753
U.S. Treasury	496	507	—	—	1,003
Unallocated portfolio layer fair value basis adjustments (1)	—	—	—	2,389	2,389
Total	$1,007	$61,791	$75,859	$2,292,375	$2,431,032

(1)	Represents the amount of portfolio layer method basis adjustments related to AFS MBS securities hedged in a closed portfolio. Under U.S. GAAP, portfolio layer method basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses for the individual securities being hedged.

Securities held-to-maturity: The following table provides a summary of the Company’s HTM securities portfolio at December 31:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
December 31, 2025:
Agency mortgage-backed securities	$634,333	$2	$(47,046)	$—	$587,289
Total	$634,333	$2	$(47,046)	$—	$587,289

December 31, 2024:
Agency mortgage-backed securities	$712,105	$—	$(75,265)	$—	$636,840
Total	$712,105	$—	$(75,265)	$—	$636,840

The scheduled maturities of securities HTM, and the related weighted average yields were as follows, as of December 31, 2025:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2025
Amortized Cost:
Agency mortgage-backed securities	$—	$5,881	$6,901	$621,551	$634,333
Total	$—	$5,881	$6,901	$621,551	$634,333
Weighted average yield	—%	1.13%	1.91%	2.41%	2.39%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$5,644	$6,423	$575,222	$587,289
Total	$—	$5,644	$6,423	$575,222	$587,289

See Note 3: Securities of the notes to the consolidated financial statements for additional information on our investment securities portfolio.

Loans. The following table sets forth our loans held for investment, by loan category, as of December 31:

	December 31, 2025		December 31, 2024
		Percentage of		Percentage of
(dollars in thousands)	Amount	Total Loans	Amount	Total Loans
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$3,239,609	48.2%	$3,341,823	42.1%
Single family	784,420	11.7%	873,491	11.0%
Total real estate loans secured by residential properties	4,024,029	59.9%	4,215,314	53.1%
Commercial properties	679,034	10.1%	904,167	11.4%
Land and construction	9,400	0.1%	69,246	0.9%
Total real estate loans	4,712,463	70.1%	5,188,727	65.4%
Commercial and industrial loans	2,008,445	29.9%	2,746,351	34.6%
Consumer loans	1,348	0.0%	1,137	0.0%
Total loans	6,722,256	100.0%	7,936,215	100.0%
Premiums, discounts and deferred fees and expenses	6,922		5,178
Total	$6,729,178		$7,941,393

The table above excludes loans held for sale which totaled $261.4 million at December 31, 2025 and $1.3 billion at December 31, 2024, and consisted entirely of multifamily loans which were reclassified from loans held for investment in August, 2024. Loans held for sale, net of deferred fees, are accounted for at the lower of amortized cost or fair value. During 2025, $1.1 billion principal balance in loans held for sale were sold.

Total loans held for investment decreased by $1.2 billion at December 31, 2025 compared to December 31, 2024. Loan origination and fundings totaling $884 million, which were offset by loan payoffs and paydowns of $2.1 billion and reclassifications to loans held for sale of $20.5 million.

At December 31, 2025, $3.2 billion of the loan portfolio consisted of multifamily loans. Average current loan-to-value (“LTV”) ratios for all multifamily loans (including those included in loans held for sale) was 53.6% at both December 31, 2025 and at December 31, 2024.

At December 31, 2025 $784 million of the loan portfolio consisted of single-family residential real estate loans.  At December 31, 2025, average current LTV ratio for these loans was 53.7%, compared to 54.1% at December 31, 2024.

At December 31, 2025, $679 million of the loan portfolio consisted of loans secured by commercial real estate properties, consisting of $416 million in non-owner occupied and $263 million in owner-occupied loans. Non-owner occupied CRE loans consisted of a diversified mix of retail (38%), office (18%), hospitality (15%), industrial (12%), medical (4%), and other (13%) real estate loans.

At December 31, 2025, $2.0 billion of the loan portfolio consisted of C&I loans consisting of commercial business lines of credit ($758 million), municipal financing loans ($950 million), commercial business term loans ($224 million) and equipment finance loans ($78 million).

The loan portfolio is largely concentrated in the geographic markets in which we operate.  As of December 31, 2025, approximately 87.5% of the loans in our loan portfolio were made to borrowers who live and/or conduct business in California (73%), Florida (8%), Texas (5%), Nevada (1%), and Hawaii (0.5%).

The following table presents contractual maturity information for loans held for investment, net of premiums, discounts and deferred fees and expenses as of December 31, 2025:

					Loans With a Scheduled
	Scheduled Maturity				Maturity After One Year
	Due in One Year	Due After One Year	Due After Five	Due After	Loans With	Loans With
(dollars in thousands)	or Less	Through Five Years	to 15 Years	15 Years	Fixed Rates	Adjustable Rates
Loans secured by real estate:
Residential properties:
Multifamily	$11,500	$8,989	$487,701	$2,737,199	$474,687	$2,759,202
Single-family	1,271	3,352	6,163	777,218	58,610	728,123
Total real estate loans secured by residential properties	12,771	12,341	493,864	3,514,417	533,297	3,487,325
Commercial properties	53,837	316,145	208,001	100,844	369,275	255,715
Land and construction	647	4,585	—	4,136	4,439	4,282
Total real estate loans	67,255	333,071	701,865	3,619,397	907,011	3,747,322
Commercial and industrial loans	118,420	875,650	381,645	630,526	1,150,203	737,618
Consumer loans	1,215	39	9	86	67	67
Total loans held for investment, net	$186,890	$1,208,760	$1,083,519	$4,250,009	$2,057,281	$4,485,007

See Note 4: Loans of the notes to the consolidated financial statements for additional information on our loan portfolio.

Deposits: The following table sets forth information with respect to our deposits and the average rates paid on deposits, as of December 31:

	2025		2024
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$1,235,589	-	$1,956,628	—
Interest-bearing	1,677,461	2.70%	1,995,397	3.29%
Money market and savings	3,530,134	3.29%	3,524,801	3.60%
Certificates of deposit	2,841,386	4.24%	2,393,453	4.72%
Total	$9,284,570	3.04%	$9,870,279	3.09%

Total deposits decreased by $585.7 million to $9.3 billion at December 31, 2025, compared to $9.9 billion at December 31, 2024.  During 2025, higher-cost specialty deposits, largely consisting of MSR and servicing deposit accounts, decreased by approximately $1.0 billion, and core deposits decreased by $452 million, offset partially by a $658 million increase in wholesale deposits

At December 31, 2025, deposits by channel consisted of the following: retail branches (28%), specialty banking (23%), digital banking (11%) and wholesale (38%).  At December 31, 2024, deposits by channel consisted of the following: retail branches (26%), specialty banking (32%), digital banking (9%) and wholesale (33%).

The Bank may utilize brokered deposits (included in wholesale channel) as a source of funding and as a component of its overall liquidity management process. The Bank held brokered deposits totaling $2.8 billion and $3.2 billion at December 31, 2025 and December 31, 2024, respectively, including insured cash sweep (“ICS”) accounts totaling $1.0 billion at December 31, 2024, which are classified as brokered deposit accounts for regulatory reporting purposes.  The weighted average rates paid on non-ICS brokered deposit balances was 4.20% for accounts held at December 31, 2025.  The weighted average rates paid on non-ICS and ICS brokered deposit balances were 4.15% and 3.10%, respectively for accounts held at December 31, 2024.

Large depositor relationships, consisting of deposit relationships which exceed 2% of total deposits, accounted for, in the aggregate, 9.7% and 19.7% of our total deposits as of December 31, 2025, and 2024, respectively.  The composition of our large depositor relationships includes mortgage servicing clients who have maintained long-term depository relationships with us.  The balances in these depository accounts are subject to seasonal inflows and outflows, common in the mortgage servicing industry, and average balances in this portfolio unexpectedly grew in the later part of 2024.

The deposits held by the Bank are insured by the FDIC’s Deposit Insurance Fund up to applicable limits. The Dodd-Frank Act permanently increased the maximum deposit insurance amount for banks, savings institutions and credit unions to $250,000 per depositor.  Insured and collateralized deposits comprised approximately 86% of total deposits at December 31, 2025.

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

	December 31, 2025	December 31, 2024

(dollars in thousands)	Amount	Amount
Uninsured deposits	$1,846,708	$2,401,646

The following table sets forth the estimated deposits exceeding the FDIC insurance limit:

		Over Three	Over Six
Large Denomination Certificates of Deposit	Three Months	Months Through	Months Through	Over
Maturity Distribution	or Less	Six Months	Twelve Months	Twelve Months	Total
Certificates of deposit of $250,000 or less	$199,851	548,031	547,684	1,363,826	$2,659,392
Certificates of deposit of more than $250,000	85,998	64,187	31,809	—	181,994
Total	$285,849	$612,218	$579,493	$1,363,826	$2,841,386

Borrowings.  At December 31, 2025, our borrowings consisted of $1.0 billion in FHLB putable advances at the Bank, $400 million of FHLB term advances at the Bank, $18 million in repurchase agreements at the Bank, and a $12.5 million line of credit. At December 31, 2024, our borrowings consisted of $1.0 billion in FHLB putable advances at the Bank, $400 million of FHLB term advances at the Bank, and $25 million in repurchase agreements at the Bank.

The average balance of borrowings and the weighted average interest rate on such borrowings were $1.5 billion and 4.10%, respectively, for the year ended December 31, 2025. The average balance of borrowings and the weighted average interest rate on such borrowings were $1.5 billion and 4.09%, respectively for the year ended December 31, 2024.   At December 31, 2025, total borrowings represented 12.0% of total assets, compared to 11.3% at December 31, 2024.

As of December 31, 2025, our unused borrowing capacity was $3.5 billion, which consisted of $1.4 billion in available lines of credit with the FHLB, $1.8 billion in available borrowing capacity with the Federal Reserve Bank, $240 million in borrowing capacity through unsecured federal funds lines with six correspondent financial institutions, and $7.5 million in available borrowing capacity through line of credit arrangement that our holding company maintains with an unaffiliated lender.

For additional information about borrowings, see Note 12: Borrowings to the consolidated financial statements.

Subordinated debt.  At December 31, 2025 and December 31, 2024, FFI had two issuances of subordinated notes with an aggregate carrying value of $174 million and $173 million, respectively.  For additional information about subordinated debt, see Note 13: Subordinated Debt to the consolidated financial statements.

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

	Past Due and Still Accruing
			90 Days		Total Past Due
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	and Nonaccrual	Current	Total
2025:
Real estate loans:
Residential properties	$9,518	$—	$—	$4,212	$13,730	$4,019,663	$4,033,393
Commercial properties	1,263	—	—	2,563	3,826	675,001	678,827
Land and construction	—	—	—	—	—	9,368	9,368
Commercial and industrial loans	2,022	294	—	30,900	33,216	1,973,025	2,006,241
Consumer loans	—	—	—	—	—	1,349	1,349
Total	$12,803	$294	$—	$37,675	$50,772	$6,678,406	$6,729,178
Percentage of total loans	0.19%	0.00%	—%	0.56%	0.75%

2024:
Real estate loans:
Residential properties	$7,083	$—	$—	$23,324	$30,407	$4,193,994	$4,224,401
Commercial properties	7,944	428	12,900	7,946	29,218	874,463	903,681
Land and construction	—	—	—	—	—	69,134	69,134
Commercial and industrial loans	997	617	—	9,174	10,788	2,732,226	2,743,014
Consumer loans	—	—	—	—	—	1,163	1,163
Total	$16,024	$1,045	$12,900	$40,444	$70,413	$7,870,980	$7,941,393
Percentage of total loans	0.20%	0.01%	0.16%	0.51%	0.89%

2023:
Real estate loans:
Residential properties	$93	$416	$—	$112	$621	$6,196,923	$6,197,544
Commercial properties	27,403	403	1,730	2,915	32,451	954,321	986,772
Land and construction	—	—	—	—	—	136,827	136,827
Commercial and industrial loans	525	88	—	8,804	9,417	2,845,845	2,855,262
Consumer loans	—	—	—	—	—	1,397	1,397
Total	$28,021	$907	$1,730	$11,831	$42,489	$10,135,313	$10,177,802
Percentage of total loans	0.28%	0.01%	0.02%	0.12%	0.42%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
December 31, 2025
Real estate loans:
Residential properties	$654	$3,558
Commercial properties	157	2,406
Commercial and industrial loans	30,793	107
Total	$31,604	$6,071

December 31, 2024
Real estate loans:
Residential properties	$1,420	$21,904
Commercial properties	3,449	4,497
Commercial and industrial loans	9,174	—
Total	$14,043	$26,401

Nonaccrual loans totaled $37.7 million as of December 31, 2025, compared to $40.4 million as of December 31, 2024.  The ratio of nonaccrual loans to total loans outstanding (including LHFS) was 0.54% and 0.43% at December 31, 2025 and December 31, 2024, respectively.

Allowance for Credit Losses. The following table summarizes the activity in our ACL related to loans held for investment for the year ended December 31:

		Provision
	Beginning	(Reversal) for			Ending
(dollars in thousands)	Balance	Credit Losses	Charge-offs	Recoveries	Balance
2025:
Real estate loans:
Residential properties	$7,216	$35,815	$—	$6	$43,037
Commercial properties	6,683	702	—	—	7,385
Land and construction	61	(2)	—	—	59
Commercial and industrial loans	18,333	26,086	(2,071)	1,010	43,358
Consumer loans	9	2	—	—	11
Total	$32,302	$62,603	$(2,071)	$1,016	$93,850

Net (charge-offs) recoveries					$(1,055)
Net charge-offs (recoveries) to average loans					0.01%

2024:
Real estate loans:
Residential properties	$9,921	$(2,048)	$(657)	$—	$7,216
Commercial properties	4,148	3,499	(964)	—	6,683
Land and construction	332	(271)	—	—	61
Commercial and industrial loans	14,796	19,815	(16,770)	492	18,333
Consumer loans	8	23	(23)	1	9
Total	$29,205	$21,018	$(18,414)	$493	$32,302

Net (charge-offs) recoveries					$(17,921)
Net charge-offs (recoveries) to average loans					0.18%

2023:
Real estate loans:
Residential properties	$8,306	$1,615	$—	$—	$9,921
Commercial properties	8,714	(4,317)	(249)	—	4,148
Land and construction	164	168	—	—	332
Commercial and industrial loans	16,521	1,171	(4,998)	2,102	14,796
Consumer loans	26	(18)	(2)	2	8
Total	$33,731	$(1,381)	$(5,249)	$2,104	$29,205

Net (charge-offs) recoveries					$(3,145)
Net charge-offs (recoveries) to average loans					0.03%

The allowance for credit losses for loans held for investment totaled $93.9 million as of December 31, 2025, compared to $32.3 million as of December 31, 2024. Our ACL for loans held for investment represented 1.39% of total loans held for investment outstanding as of December 31, 2025, compared to 0.41% of total loans held for investment outstanding as of December 31, 2024. The ACL for loans increased $61.5 million as of December 31, 2025, compared to December 31, 2024.  Activity for the year ended December 31, 2025, included provision for credit losses of $62.6 million, charge-offs of $2.1 million, and recoveries of $1.0 million. During 2025, the Company revised several key assumptions within its ACL methodology for various loan segments in accordance with FASB ASC 250 – Accounting Changes and Error Corrections.  These changes are in response to changes in economic conditions and increased economic uncertainty.  These changes contributed to an overall $61.5 million increase in the ACL related to loans held for investment. The overall increase was primarily due to changes in the ACL model assumptions totaling $40.9 million of the overall increase and $16.8 million associated with one large C&I loan which was moved from pooled evaluation to individually evaluated loans.  See Note 5: Allowance for Credit Losses, for additional information.

The table below presents the allowance for credit losses by portfolio segment as a percentage of the total allowance for credit losses and loans by portfolio segment as a percentage of the aggregate investment of total loans for the periods presented:

	2025				2024
	Allowance	% of Total		% of Total	Allowance	% of Total		% of Total
(dollars in thousands)	Amount	Allowance	Total Loans	Loans	Amount	Allowance	Total Loans	Loans
Real estate loans:
Residential properties	$43,037	45.9%	$4,033,393	60.0%	$7,216	22.3%	$4,224,400	53.2%
Commercial properties	7,385	7.9	678,827	10.1	6,683	20.7	903,681	11.4
Land and construction	59	0.0	9,368	0.1	61	0.2	69,134	0.9
Total real estate loans	50,481	53.8	4,721,588	70.2	13,960	43.2	5,197,215	65.5
Commercial and industrial loans	43,358	46.2	2,006,241	29.8	18,333	56.8	2,743,014	34.5
Consumer loans	11	0.0	1,349	0.0	9	0.0	1,164	0.0
Total	$93,850	100.00%	$6,729,178	100.0%	$32,302	100.0%	$7,941,393	100.0%

The following table presents a summary of net charge-offs (recoveries) for the loan portfolio as of:

	2025			2024			2023
			Net			Net			Net
		Net	(Charge-offs)		Net	(Charge-offs)		Net	(Charge-offs)
	Average	(Charge-offs)	Recoveries To	Average	(Charge-offs)	Recoveries To	Average	(Charge-offs)	Recoveries To
(dollars in thousands)	Loans	Recoveries	Average Loans	Loans	Recoveries	Average Loans	Loans	Recoveries	Average Loans
Real estate loans:
Residential properties	$3,941,130	$6	0.0%	$4,080,333	$(657)	(0.0)%	$6,094,801	$—	$—%
Commercial properties	682,861	-	—	936,168	(964)	(0.0)	987,493	(249)	(0.0)
Land and construction	9,427	-	—	47,824	—	—	135,516	—	—
Total real estate loans	4,633,418	6	0.0	5,064,325	(1,621)	(0.0)	7,217,810	(249)	(0.0)
Commercial and industrial loans	1,977,647	(1,061)	(0.0)	2,450,279	(16,278)	(0.0)	2,786,749	(2,896)	(0.0)
Consumer loans	1,343	-	—	506	(22)	(0.0)	1,303	—	—
Total	$6,612,408	$(1,055)	(0.0)%	$7,515,110	$(17,921)	(0.0)%	$10,005,862	$(3,145)	$(0.0)%

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

Liquidity

Liquidity management focuses on our ability to generate, on a timely and cost-effective basis, cash sufficient to meet the funding needs of current loan demand, deposit withdrawals, principal and interest payments with respect to outstanding borrowings and to pay operating expenses.  Liquidity management also includes the ability to manage unplanned decreases or changes in funding sources, as well as abnormal and unexpected needs.  To meet such abnormal and unexpected needs, lines of credit are maintained with the FHLB, the Federal Reserve Bank, and correspondent banks.  Liquidity management is both a daily and long-term function of funds management.  Liquidity management takes into consideration liquid assets, which includes: cash and cash equivalents; unencumbered eligible investment securities; and investment securities pledged under the Federal Reserve Bank’s discount window which can be drawn at-will.  Liquidity management also takes into consideration available liquidity sources such as available unused funds from both the FHLB and Federal Reserve Bank credit lines.  The Bank’s Federal Reserve Bank credit line is secured by pledged collateral in the form of qualifying loans and investment securities.  As of December 31, 2025, the Bank had secured unused borrowing capacity of $1.8 billion under this agreement.  The Bank’s unused borrowing capacity with the FHLB as of December 31, 2025 was $1.4 billion.  The Bank had a total of $240 million in unused borrowing capacity available through its correspondent bank lines of credit as of December 31, 2025.

We monitor our liquidity in accordance with guidelines established by our Board of Directors and applicable regulatory requirements. Our need for liquidity is affected by our loan activity, net changes in deposit levels and the maturities of our borrowings. The principal sources of our liquidity consist of deposits, loan interest and principal payments and prepayments, investment management and consulting fees, and proceeds from borrowings. The remaining balances of the Bank’s lines of credit available to draw down totaled $3.5 billion at December 31, 2025.

We believe our liquid assets and available liquidity sources are sufficient to meet current funding needs and that we have the ability to manage unplanned decreases or changes in funding sources, as well as abnormal and unexpected needs.  We regularly monitor liquidity to ensure levels are in compliance with minimum requirements established by our Board of Directors.  As of December 31, 2025, our available liquidity ratio was 67.7%, which is above our minimum policy requirement of 25%.  We regularly model liquidity stress scenarios to ensure that adequate liquidity is available, and have contingency funding plans in place, which are reviewed and tested on a regular, recurring basis.

Cash Flows from Operating Activities. During the year ended December 31, 2025, operating activities used net cash of $32 million, comprised primarily of a net loss of $155 million, a decrease in accounts payable and other liabilities of $36 million, and a $21 million fair value measurement of loans in the held for sale portfolio, partially offset by a $99 million valuation allowance on deferred tax assets, $65 million provision for credit losses on loans and other liabilities, and a $12 million loss on hedging activities.  During the year ended December 31, 2024, operating activities used net cash of $9 million, comprised primarily of a net loss of $92 million, an increase in deferred tax benefit of $48 million, and a decrease in  accounts payable and other liabilities of $17 million, offset by $121 million in fair value adjustments related to the initial transfer and subsequent fair value measurement of loans in the held for sale portfolio, and an $18 million decrease in accrued interest receivable and other assets.

Cash Flows from Investing Activities. During the year ended December 31, 2025, investing activities provided net cash of $1.2 billion, primarily due to a combined $2.2 billion net decrease in loans (including $1.0 billion in proceeds from loan sales), $669 million in proceeds from the sale of AFS securities, and $351 million cash received in principal collection and maturities of AFS and HTM securities, offset by $2.0 billion (net of discount) in purchases of AFS securities. During the year ended December 31, 2024, investing activities provided net cash of $287 million, primarily due to a combined $816 million net decrease in loans (including $472 million in proceeds from loan sales), $749 million in proceeds from the sale of AFS securities, $608 million cash received in principal collection and maturities of AFS and HTM securities, offset by $1.9 billion (net of discount) in purchases of AFS securities.

Cash Flows from Financing Activities. During the year ended December 31, 2025, financing activities used net cash of $581 million, comprised primarily of a net decrease in deposits of $586 million.  During the year ended December 31, 2024, financing activities used net cash of $589 million, comprised primarily of a net decrease in deposits of $818 million, offset by net proceeds received from the July 2024 capital raise of $214.5 million and a net decrease in repurchase agreements of $39 million.

Ratio of Loans to Deposits. The relationship between gross loans and total deposits can provide a useful measure of a bank’s liquidity. Since repayment of loans tends to be less predictable than the maturity of investments and other liquid resources, the higher the loan-to-deposit ratio the less liquid are our assets. On the other hand, since we realize greater yields on loans than we do on other interest-earning assets, a lower loan-to-deposit ratio can adversely affect interest income and earnings. As a result, our goal is to achieve a loan-to-deposit ratio that appropriately balances the requirements of liquidity and the need to generate a fair return on our assets. At December 31, 2025 and 2024, the loan-to-deposit ratios at FFB were 75.3%, and 93.5%, respectively.

Off-Balance Sheet Arrangements

The following table provides the off-balance sheet arrangements of the Company as of December 31, 2025:

(dollars in thousands)
Commitments to fund new loans	$778
Commitments to fund under existing loans, lines of credit	1,124,434
Commitments under standby letters of credit	22,820

Some of the commitments to fund existing loans, lines of credit and letters of credit are expected to expire without being drawn upon. Therefore, the total commitments do not necessarily represent future cash requirements. As of December 31, 2025, FFB was obligated on $151.0 million of letters of credit, consisting of a $141 million letter of credit to Freddie Mac as collateral for the 2024 and 2025 multifamily loan sale/securitizations, and a $10 million letter of credit to the FHLB used as collateral for public fund deposits.

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

The following table sets forth the interest-earning assets and interest-bearing liabilities balances, including deposit balances which accrue earnings credits (classified as customer service costs on the accompanying consolidated statements of operations) based on when they reprice or mature as of December 31, 2025:

	Less than	From 1 to	From 3 to
(dollars in thousands)	1 year	3 Years	5 Years	Over 5 Years	Total
Interest-earnings assets:
Cash equivalents	$1,624,454	$—	$—	$—	$1,624,454
Securities, FHLB stock	1,844,077	345,289	179,785	683,060	3,052,211
Loans, including LHFS	2,711,016	2,184,032	892,820	1,093,520	6,881,388
Interest-bearing liabilities:
Deposits:
Interest-bearing checking	(2,281,282)	—	—	—	(2,281,282)
Money market and savings	(3,529,490)	—	—	—	(3,529,490)
Certificates of deposit	(2,175,951)	(517,348)	(235,129)	—	(2,928,428)
Borrowings	(18,018)	(400,000)	(1,000,000)	—	(1,418,018)
Net: Current Period	$(1,825,194)	$1,611,973	$(162,524)	$1,776,580	$1,400,835
Net: Cumulative	$(1,825,194)	$(213,221)	$(375,745)	$1,400,835

As of December 31, 2025, the Company is considered liability sensitive as exhibited by the table above.   However, the extent to which our net interest margin will be impacted by changes in prevailing interest rates will depend on a number of factors, including how quickly interest-earning assets and interest-bearing liabilities react to interest rate changes. It is not uncommon for rates on certain assets or liabilities to lag behind changes in the market rates of interest. Additionally, prepayments of loans and early withdrawals of certificates of deposit could cause interest sensitivities to vary. As a result, the relationship or “gap” between interest-earning assets and interest-bearing liabilities, as shown in the above table, is only a general indicator of interest rate sensitivity and the effect of changing rates of interest on our net interest income is likely to be different from that predicted solely on the basis of the interest rate sensitivity analysis set forth in the above table.

Our IRR position and our sensitivity to changes in interest rates are regularly measured using two metrics: (i) Net Interest Income (“NII”) and (ii) Economic Value of Equity (“EVE”).  Consistent with regulatory requirements, the Bank has established Board of Directors-approved IRR sensitivity limits for NII simulations and EVE calculations.  These analyses are reviewed quarterly by the Asset/Liability Committee and the Board of Directors.  If the analyses project changes which are outside our pre-established IRR limits, we may: (i) revise existing limits to address the changes in the Bank’s IRR, with the recommended limits being prudent and consistent with the Board’s risk tolerance; or (ii) retain the existing limits and implement a plan for an orderly return to compliance with these limits, where corrective actions may include, but are not limited to, restructuring the maturity profile of the Bank’s investment portfolio, changing deposit pricing, initiating off-balance sheet hedging actions, or adjusting the repricing characteristics of the loan portfolios.

The NII simulation is used to measure and evaluate potential changes in our net interest income resulting from changes in interest rates.  The model measures the impact over a range of instantaneous shocks in 100 basis points increments to our net interest income over a 12-month forecast period.  The Board-approved limits on NII sensitivity and the actual computed changes to our NII based on the +/- 100 and +/- 200 basis points hypothetical interest rate scenarios as of December 31, 2025 are shown below:

	Estimated Increase
	(Decrease) in Net
Assumed Instantaneous Change in Interest Rates	Interest Income	Board Limits
+ 100 basis points	(2.19)%	(6.00)%
+ 200 basis points	(1.51)%	(12.00)%
- 100 basis points	1.44%	(6.00)%
- 200 basis points	(0.19)%	(12.00)%

The modeled one-year NII results indicate that the Bank is more earnings sensitive in the rising rate shock scenarios of 100 through 200 basis points.  The NII modeled results above are in compliance with the IRR Board limits.

The EVE analysis measures the sensitivity of our market value equity to simultaneous changes in interest rates.  EVE is derived by subtracting the economic value of the Bank’s liabilities from the economic value of its assets, assuming current and hypothetical interest rate environments.  EVE is based on all of the future cash flows expected to be generated by the Bank’s current balance sheet, discounted to derive the economic value of the Bank’s assets and liabilities.  These cash flows may change depending on the assumed interest rate environment and the resulting changes in other assumptions, such as prepayment speeds.  The Bank has established IRR limits which specify the maximum EVE sensitivity allowed under current interest rates and for a range of hypothetical interest rate scenarios each in 100-basis point increments.  The hypothetical scenarios are represented by immediate, permanent, parallel movements in the term structure of interest rates.  The Board-approved limits on EVE sensitivity and the actual computed changes to our EVE based on the +/- 100 and +/- 200 basis points hypothetical interest rate scenarios as of December 31, 2025 are shown below:

	Estimated Increase
	(Decrease)
	in Economic
Assumed Instantaneous Change in Interest Rates	Value of Equity	Board Limits
+ 100 basis points	0.09%	(10.00)%
+ 200 basis points	(1.50)%	(20.00)%
- 100 basis points	0.55%	(10.00)%
- 200 basis points	(3.02)%	(20.00)%

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

The EVE modeled results above are in compliance with the EVE Board limits.  The NII and EVE sensitivity analysis are an interest rate risk management tool and the results are not necessarily an indication of our actual future results.  Actual results may vary significantly from the results suggested by the tables above.  Loan prepayments and deposit attrition, changes in our mix of earning assets or funding sources, and future asset/liability management decisions, among others, may vary significantly from our assumptions.

The results of these analyses and simulations do not contemplate the actions that we may undertake in response to changes in interest rates. In response to actual or anticipated changes in interest rates, we have various alternatives for managing and reducing the Bank’s exposure to interest rate risk, such as entering into hedges and obtaining long-term fixed-rate FHLB advances.

We believe our IRR management policy limits are consistent with prevailing practice in the regional banking industry.

Capital Resources and Dividends

The Capital Rules apply to United States-based bank holding companies and federally insured depository institutions and require the Company (on a consolidated basis) and FFB (on a stand-alone basis) to meet specific capital adequacy requirements that, for the most part, involve quantitative measures, primarily in terms of the ratios of their capital to their assets, liabilities, and certain off-balance sheet items, calculated under regulatory accounting practices. For additional information regarding these Capital Rules, see Item 1 “Business - Capital Requirements Applicable to Banks and Bank Holding Companies” in Part I above.

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

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB (on a stand-alone basis) as of the respective dates indicated below, as compared to the respective regulatory requirements applicable to them:

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2025
Common equity tier 1 ratio	$823,501	10.75%	$344,865	4.50%
Tier 1 Leverage ratio	910,298	7.61%	478,513	4.00%
Tier 1 risk-based capital ratio	910,298	11.88%	459,821	6.00%
Total risk-based capital ratio	1,179,651	15.39%	613,094	8.00%
December 31, 2024
Common equity tier 1 ratio	$912,919	10.54%	$389,938	4.50%
Tier 1 Leverage ratio	1,000,568	7.55%	530,093	4.00%
Tier 1 risk-based capital ratio	1,000,568	11.55%	519,917	6.00%
Total risk-based capital ratio	1,209,565	13.96%	693,223	8.00%
December 31, 2023
Common equity tier 1 ratio	$931,272	10.02%	$418,142	4.50%
Tier 1 Leverage ratio	931,272	7.20%	517,033	4.00%
Tier 1 risk-based capital ratio	931,272	10.02%	557,523	6.00%
Total risk-based capital ratio	1,140,312	12.27%	743,363	8.00%
FFB
December 31, 2025
Common equity tier 1 ratio	$1,066,738	13.97%	$343,537	4.50%	$496,220	6.50%
Tier 1 Leverage ratio	1,066,738	8.94%	477,535	4.00%	596,918	5.00%
Tier 1 risk-based capital ratio	1,066,738	13.97%	458,049	6.00%	610,732	8.00%
Total risk-based capital ratio	1,162,206	15.22%	610,732	8.00%	763,415	10.00%
December 31, 2024
Common equity tier 1 ratio	$1,141,374	13.22%	$388,449	4.50%	$561,092	6.50%
Tier 1 Leverage ratio	1,141,374	8.63%	529,129	4.00%	661,412	5.00%
Tier 1 risk-based capital ratio	1,141,374	13.22%	517,931	6.00%	690,575	8.00%
Total risk-based capital ratio	1,176,913	13.63%	690,575	8.00%	863,219	10.00%
December 31, 2023
Common equity tier 1 ratio	$1,076,337	11.62%	$416,684	4.50%	$601,877	6.50%
Tier 1 Leverage ratio	1,076,337	8.35%	515,753	4.00%	644,691	5.00%
Tier 1 risk-based capital ratio	1,076,337	11.62%	555,579	6.00%	740,772	8.00%
Total risk-based capital ratio	1,111,979	12.01%	740,772	8.00%	925,965	10.00%

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

As of December 31, 2025, the amount of capital at FFB in excess of amounts required to be well-capitalized for purposes of the prompt corrective action regulations was $571 million for the common equity tier 1 ratio, $470 million for the leverage ratio, $456 million for the tier 1 risk-based capital ratio and $399 million for the total risk-based capital ratio.

As of December 31, 2025, FFI had $36.7 million of available capital and, therefore, has the ability and financial resources to contribute additional capital to FFB, if needed.

The amount and declaration of future cash dividends are subject to approval by our Board of Directors and certain regulatory restrictions which are discussed in Item 1 “Business——Dividends and Stock Repurchases” in Part I above. During 2024, the Board of Directors declared a quarterly cash dividend of $0.01 per share for the quarter ended March 31, 2024, with no subsequent declarations made.

We had no material commitments for capital expenditures as of December 31, 2025.

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

Shareholders and the Board of Directors of

First Foundation Inc.

Dallas, Texas

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of First Foundation Inc. (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, because of the effects of the material weakness discussed in the following paragraph, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weakness has been identified and included in management's report: the company did not maintain effective internal controls over maintaining entity level controls related to control environment, risk assessment and monitoring, the allowance for credit losses and internal controls over the timely review of service organization reports.

We considered these material weaknesses identified above in determining the nature, timing, and extent of audit tests applied in our audit of the 2025 consolidated financial statements, and our opinion on Internal Control over Financial Reporting does not affect our opinion on the financial statements.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting appearing under Item 9A.  Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances.  We believe that our audits provides a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments.  The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Critical Audit Matter – Allowance for Credit Losses (ACL) – Pooled Loans

The ACL (as described in Note 1 and presented in Note 5) is an estimate of lifetime expected credit losses inherent in financial assets at the balance sheet date. As of December 31, 2025, the ACL of $93.9 million attributable to loans held for investment consists of 1) an allowance of $17.6 million on collateral dependent loans and 2) an allowance of $76.3 million on loans collectively evaluated for impairment.

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

We determined that auditing the ACL on pooled loans was a critical audit matter because of the extent of auditor judgment and effort to evaluate the subjective and complex judgments made by management and our response to the material weakness. The principal considerations resulting in our determination included the following:

●	Significant auditor judgment and audit effort were required to evaluate reasonableness of the PD, LGD and EAD assumptions
●	Significant auditor judgment and audit effort were required to evaluate the application of the reasonable and supportable forecast of economic variables
●	Significant auditor judgment, audit effort, and auditor subjectivity in applying audit procedures to evaluate the qualitative adjustments used in the calculation
●	Significant audit effort related to the relevance and reliability of the high volume of loan level data used in the model

The primary procedures we performed to address the critical audit matter included:

●	With the assistance of our internal specialists, evaluating the reasonableness of the PD, LGD, and EAD model assumptions, loan segmentation, the application of the reasonable and supportable forecasts of economic variables, and the conceptual design of the credit loss estimation models, including conducting a model assumption sensitivity analysis.
●	Evaluating the reasonableness of management's judgments and assumptions related to the assessed level of risk for qualitative adjustments and the resulting allocations.
●	Evaluating the relevance and reliability of internal loan data and external data used in the ACL estimate on pooled loans
●	Testing the mathematical accuracy of the PD, LGD and EAD model on a pooled loan level.

Crowe LLP

We have served as the Company's auditor since 2024.

Dallas, Texas

March 16, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and Board of Directors of First Foundation Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of operations, comprehensive income (loss), changes in shareholders’ equity, and cash flows for the year ended December 31, 2023 of First Foundation Inc. and subsidiaries (the “Company”), and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Eide Bailly LLP

We served as the Company’s auditor from 2007 to 2023. Such date incorporates the acquisition of certain assets of Vavrinek, Trine, Day & Co., LLP, by Eide Bailly LLP in 2019.

Laguna Hills, California

February 28, 2024

FIRST FOUNDATION INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	December 31,
	2025	2024

ASSETS
Cash and cash equivalents	$1,624,870	$1,016,132

Securities available-for-sale ("AFS"), at fair value (amortized cost of $2,426,995 and $1,335,225 at December 31, 2025 and December 31, 2024 respectively; net of allowance for credit losses of $557 and $4,134 at December 31, 2025 and December 31, 2024 respectively)	2,430,475	1,313,885
Securities held-to-maturity ("HTM") (fair value of $587,289 and $636,840 at December 31, 2025 and December 31, 2024, respectively)	634,333	712,105
Loans held for sale ("LHFS")	261,448	1,285,819
Loans held for investment	6,729,178	7,941,393
Less: Allowance for credit losses	(93,850)	(32,302)
Total loans held for investment, net	6,635,328	7,909,091

Investment in Federal Home Loan Bank ("FHLB") stock	43,616	37,869
Accrued interest receivable	45,822	54,804
Deferred taxes, net	—	76,650
Premises and equipment, net	34,663	35,806
Real estate owned ("REO")	6,210	6,210
Bank owned life insurance	51,405	49,993
Core deposit intangibles	2,400	3,558
Derivative assets	8,785	5,086
Other assets	124,722	138,257
Total Assets	$11,904,077	$12,645,265

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Deposits	$9,284,570	$9,870,279
Borrowings	1,430,518	1,425,369
Subordinated debt	173,521	173,459
Derivative liabilities	6,938	—
Accounts payable and other liabilities	95,943	122,795
Total Liabilities	10,991,490	11,591,902

Shareholders’ Equity
Preferred stock, $0.001 par value, 29,521 shares issued and outstanding at December 31, 2025 and 29,811 shares issued and outstanding at December 31, 2024	86,797	87,649
Common stock, $0.001 par value; 200,000,000 shares authorized at December 31, 2025 and December 31, 2024; 82,884,401 shares and 82,365,388 shares issued and outstanding, respectively	83	82
Additional paid-in-capital	855,270	849,509
Retained (deficit) earnings	(30,119)	125,038
Accumulated other comprehensive income (loss)	556	(8,915)
Total Shareholders’ Equity	912,587	1,053,363
Total Liabilities and Shareholders’ Equity	$11,904,077	$12,645,265

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except share and per share amounts)

	For the Year Ended December 31,

	2025	2024	2023
Interest income:
Loans	$388,466	$474,322	$488,718
Securities	93,613	81,949	39,912
FHLB Stock, fed funds sold and interest-bearing deposits	58,910	54,725	45,061
Total interest income	540,989	610,996	573,691

Interest expense:
Deposits	283,926	358,515	310,760
Borrowings	62,312	62,988	53,791
Subordinated debt	7,348	6,849	6,835
Total interest expense	353,586	428,352	371,386

Net interest income	187,403	182,644	202,305

Provision (reversal) for credit losses	64,306	20,700	(482)

Net interest income after provision for credit losses	123,097	161,944	202,787

Noninterest income:
Asset management, consulting and other fees	34,373	36,229	35,272
(Loss) gain on sale of loans	(9,566)	5,068	—
Gain on sale of securities available-for-sale	5,930	1,204	2,304
Capital market activities	6,185	(119,138)	—
Gain on sale of REO	—	679	—
Other income	10,452	10,086	11,775
Total noninterest income	47,374	(65,872)	49,351

Noninterest expense:
Compensation and benefits	96,652	83,917	84,297
Occupancy and depreciation	34,695	37,502	36,809
Professional services and marketing costs	33,188	17,997	15,184
Customer service costs	44,110	63,586	76,806
Goodwill impairment	—	—	215,252
Other expenses	33,371	30,450	23,854
Total noninterest expense	242,016	233,452	452,202

Loss before income taxes	(71,545)	(137,380)	(200,064)
Income tax expense (benefit)	83,612	(44,973)	(1,000)
Net loss	$(155,157)	$(92,407)	$(199,064)

Net loss per share:
Basic	$(1.88)	$(1.41)	$(3.53)
Diluted	$(1.88)	$(1.41)	$(3.53)
Shares used in computation:
Basic	82,506,015	65,598,430	56,426,093
Diluted	82,506,015	65,598,430	56,426,093

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	For the Year Ended December 31,
	2025	2024	2023
Net loss	$(155,157)	$(92,407)	$(199,064)
Other comprehensive income, net of tax:
Unrealized holding gains (losses) on securities arising during the period	20,570	2,863	(1,594)
Reclassification adjustment for gain included in net income	(4,195)	(852)	(1,630)
Total change in unrealized gain on available-for-sale securities	16,375	2,011	(3,224)
Unrealized gain (loss) on cash flow hedge arising during this period	(6,304)	5,324	—
Reclassification adjustment for gain included in net income	—	(1,673)	—
Total change in unrealized loss on cash flow hedge	(6,304)	3,651	—
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(600)	(390)	980
Total other comprehensive income (loss)	9,471	5,272	(2,244)
Total comprehensive loss	$(145,686)	$(87,135)	$(201,308)

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CHANGES

IN SHAREHOLDERS’ EQUITY

(In thousands, except share amounts)

	Common Stock		Preferred Stock		Convertible Warrants		Additional		Accumulated Other
	Number		Number		Number		Paid-in	Retained	Comprehensive
	of Shares	Amount	of Shares	Amount	of Warrants	Amount	Capital	Earnings	Income (Loss)	Total
Balance: December 31, 2022	56,325,242	$56	—	$—	—	—	$719,606	$426,659	$(11,943)	$1,134,378
Net loss	—	—	—	—	—	—	—	(199,064)	—	(199,064)
Other comprehensive loss	—	—	—	—	—	—	—	—	(2,244)	(2,244)
Stock based compensation	—	—	—	—	—	—	1,674	—	—	1,674
Cash dividend	—	—	—	—	—	—	—	(9,020)	—	(9,020)
Issuance of common stock:
Exercise of options	—	—	—	—	—	—	158	—	—	158
Stock grants – vesting of restricted stock units	19,500	—	—	—	—	—	—	—	—	—
Repurchase of shares from restricted shares vesting	158,478	—	—	—	—	—	—	—	—	—
Conversion of preferred shares to common shares	(35,597)	—	—	—	—	—	(539)	—	—	(539)
Balance: December 31, 2023	56,467,623	$56	—	$—	—	$—	$720,899	$218,575	$(14,187)	$925,343

Net loss	—	—	—	—	—	—	—	(92,407)	—	(92,407)
Other comprehensive income	—	—	—	—	—	—	—	—	5,272	5,272
Stock based compensation	—	—	—	—	—	—	1,954	—	—	1,954
Cash dividend	—	—	—	—	—	—	—	(1,130)	—	(1,130)
Issuance of common stock:
Stock grants – vesting of restricted stock units	119,040	—	—	—	—	—	—	—	—	—
Issuance of common stock	11,308,676	11	—	—	—	—	35,307	—	—	35,318
Stock repurchase	—	1	—	—	—	—	(1)	—	—	—
Repurchase of shares from restricted shares vesting	(19,951)	—	—	—	—	—	(149)	—	—	(149)
Issuance of warrants	—	—	—	—	6	54,219	—	—	—	54,219
Issuance costs	—	—	—	(8,210)	—	(3,215)	(2,094)	—	—	(13,519)
Issuance of preferred shares	—	—	44,301	138,462	—	—	—	—	—	138,462
Conversion of preferred shares to common shares	14,490,000	14	(14,490)	(42,603)	—	—	42,589	—	—	—
Other	—	—	—	—	—	—	—	—	—	—
Balance: December 31, 2024	82,365,388	$82	29,811	$87,649	6	$51,004	$798,505	$125,038	$(8,915)	$1,053,363

Net loss	—	—	—	—	—	—	—	(155,157)	—	(155,157)
Other comprehensive income	—	—	—	—	—	—	—	—	9,471	9,471
Stock based compensation	—	—	—	—	—	—	5,342	—	—	5,342
Issuance of common stock:
Stock grants – vesting of restricted stock units	308,906	—	—	—	—	—	—	—	—	—
Repurchase of shares from restricted shares vesting	(79,893)	—	—	—	—	—	(433)	—	—	(433)
Conversion of preferred stock to common shares	290,000	1	(290)	(852)	—	—	852	—	—	1
Balance: December 31, 2025	82,884,401	$83	29,521	$86,797	6	$51,004	$804,266	$(30,119)	$556	$912,587

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	For the Year Ended December 31,
	2025	2024	2023
Cash Flows from Operating Activities:
Net loss	$(155,157)	$(92,407)	$(199,064)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Goodwill impairment	—	—	215,252
Provision for credit losses - loans and other liabilities	65,483	22,149	871
Provision (reversal) for credit losses - securities AFS	(216)	(956)	752
Stock–based compensation expense	5,342	1,954	1,674
Depreciation and amortization	4,374	4,758	4,426
Deferred tax benefit	(25,051)	(49,773)	(3,612)
Valuation allowance on deferred tax asset	98,664	—	—
Amortization of premium (discount) on securities	4,104	(10,168)	(6,377)
Amortization of core deposit intangible	1,158	1,390	1,635
Amortization of mortgage servicing rights - net	2,114	1,827	2,138
Amortization of sub debt - net	62	62	62
Gain on sale of REO	—	(679)	—
Loss (gain) on sale of loans	9,566	(5,068)	—
Gain on sale of securities available-for-sale	(5,930)	(1,204)	(2,304)
Loss (gain) from hedging activities	11,899	(1,204)	—
LHFS LOCOM adjustment at time of transfer	—	136,683	—
Change in fair value of LHFS	(21,197)	(15,874)	—
Amortization of OCI - securities transfer to HTM	(600)	(382)	980
Valuation allowance on mortgage servicing rights - net	—	(2,753)	(1,771)
Decrease in accrued interest receivable and other assets	9,120	19,533	11,224
Decrease in accounts payable and other liabilities	(35,640)	(16,610)	(17,900)
Net cash (used in) provided by operating activities	(31,905)	(8,722)	7,986
Cash Flows from Investing Activities:
Net decrease in loans	1,242,213	344,929	540,971
Proceeds from sale of loans	1,003,933	471,504	—
Proceeds from sale of REO	—	2,850	—
Purchase of premises and equipment	(3,316)	(2,726)	(8,211)
Disposals of premises and equipment	86	46	—
Proceeds from sale of land	—	1,650	—
Loss on sale of land	—	391	—
Purchases of securities AFS	(2,031,746)	(1,871,576)	(667,467)
Proceeds from sale of securities available-for-sale	668,515	749,020	176,383
Maturities of securities AFS	274,633	531,342	17,202
Maturities of securities HTM	76,425	76,320	73,152
Impairment of securities AFS	(3,361)	(3,130)	—
Net (increase) decrease in FHLB stock	(5,747)	(13,256)	745
Net cash provided by (used in) investing activities	1,221,635	287,364	132,775
Cash Flows from Financing Activities:
Increase (decrease) in deposits	(585,709)	(818,653)	326,320
Proceeds from FHLB & FRB advances	1,600,100	2,793,475	92,744,127
Repayments on FHLB & FRB advances	(1,600,100)	(2,738,463)	(92,204,139)
Net change in federal funds purchased	—	—	(200,000)
Net increase (decrease) in line of credit	12,500	—	(20,000)
Net decrease in repurchase agreements	(7,351)	(38,699)	(107,534)
Dividends paid	—	(1,130)	(9,020)
Proceeds from exercise of stock options	—	—	158
Proceeds from issuance of common stock	1	35,318	—
Proceeds from issuance of preferred stock	—	138,462	—
Proceeds from issuance of convertible warrants	—	54,219	—
Equity issuance costs	—	(13,519)	—
Repurchase of stock	(433)	(149)	(538)
Net cash (used in) provided by financing activities	(580,992)	(589,139)	529,374
Increase (decrease) in cash and cash equivalents	608,738	(310,497)	670,135
Cash and cash equivalents at beginning of year	1,016,132	1,326,629	656,494
Cash and cash equivalents at end of period	$1,624,870	$1,016,132	$1,326,629
Supplemental disclosures of cash flow information:
Cash paid during the period for:
Income taxes	$—	$177	$(5,484)
Interest	$352,155	$400,643	$329,198
Noncash transactions:
Transfer of loans to loans held for sale	$—	$1,914,186	$—
Conversion of preferred stock into common stock	$852	$—	$—
Right of use lease assets and liabilities recognized	$1,963	$8,247	$1,019
Transfer of loans to REO	$—	$—	$2,171
Chargeoffs against allowance for credit losses - loans	$2,071	$18,414	$5,249
Chargeoffs against allowance for credit losses - securities	$3,361	$3,130	$3,971
Mortgage servicing rights from loan sales	$3,847	$2,753	$—

(See accompanying notes to the consolidated financial statements)

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2025, 2024, and 2023

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

FFA, established in 1985 and incorporated in the state of California, began operating in 1990 as a fee-based registered investment advisor. FFA provides (i) investment management and financial planning services for high net-worth individuals, retirement plans, charitable institutions and private foundations; (ii) financial, investment and economic advisory and related services to high net-worth individuals and their families, family-owned businesses, and other related organizations; and (iii) support services involving the processing and transmission of financial and economic data for charitable organizations. At the end of 2025, these services were provided to approximately 1,300 clients, primarily located in Southern California, with an aggregate of $5.1 billion of assets under management.

The Bank commenced operations in 2007, is incorporated in the state of California and currently operates in California, Nevada, Florida, Texas, and Hawaii. The Bank offers a wide range of deposit instruments including personal and business checking and savings accounts, interest-bearing negotiable order of withdrawal accounts, money market accounts, and time certificates of deposit (“CD”) accounts. As a lender, the Bank originates, and retains for its portfolio, loans secured by real estate and commercial loans.  The Bank also offers a wide range of specialized services including trust services, on-line banking, remote deposit capture, merchant credit card services, ATM cards, Visa debit cards, and business sweep accounts. The Bank has a state non-member bank charter and is subject to continued examination by the California Department of Financial Protection and Innovation, the FDIC, and the Consumer Financial Protection Bureau CFPB.

Basis of Presentation and Use of Estimates

The consolidated financial statements have been prepared in conformity with U.S. GAAP. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses during the reporting periods and related disclosures. Actual results could differ significantly from those estimates.

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
Years Ended December 31, 2025, 2024, and 2023

performance; and (2) through its interests in the VIE, the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company has sold loans, in 2025, 2024, 2021, 2020, 2019, 2018, 2016 and 2015, through securitizations sponsored by a government sponsored entity, Freddie Mac, who also provided credit enhancement of the loans through certain guarantee provisions. The Company retained the right to provide servicing for the loans except for special servicing for which an unrelated third party was engaged by the VIE. For the 2016 and 2015 securitizations, the Company acquired the “B” piece of the securitizations, which is structured to absorb any losses from the securitizations, as well as interest only strips from the securitization. For the 2025, 2024, 2021, 2020, 2019, and 2018 securitizations, the Company provides collateral to support its obligation to reimburse for credit losses incurred on loans in the securitization. Because the Company does not act as the special servicer for the VIE and because of the power of Freddie Mac over the VIE that holds the assets from the mortgage loan securitizations, the Company is not the primary beneficiary of the VIE and therefore the VIE is not consolidated.

Cash and Cash Equivalents

Cash and cash equivalents include cash, due from banks, certificates of deposits with original maturities of less than ninety days, investment securities with original maturities of less than ninety days, money market mutual funds and federal funds sold. At times, the Company maintains cash at major financial institutions in excess of FDIC insured limits. However, as the Company places these deposits with major well-capitalized financial institutions and monitors the financial condition of these institutions, management believes the risk of loss to be minimal. The Company maintains most of its excess cash at the Federal Reserve Bank, with well-capitalized correspondent banks or with other depository institutions at amounts less than the FDIC insured limits. At December 31, 2025, included in cash and cash equivalents were $1.5 billion in funds held at the Federal Reserve Bank.

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
Years Ended December 31, 2025, 2024, and 2023

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

Loans Held for Sale

Loans designated for sale through securitization or in the secondary market are classified as loans held for sale. Loans held for sale are accounted for at the lower of amortized cost or fair value. The fair value of loans held for sale is based upon a discounted cash flow model which involves estimating the future cash flows from the loans in the portfolio and discounting to a present value.  Contractual cash flows associated with the loans are adjusted to reflect certain assumptions, such as prepayment, default, and loss severity assumptions, to form expected prepayment and credit-adjusted expected cash flows.  The expected cash flows are then discounted to present value at a rate of return which considers other costs and risks, such as market risk and liquidity.  Related gains and losses are recognized in net gain on mortgage loan origination and sale activities.  Loans held for sale balances were recorded at their fair value and totaled $261 million and $1.3 billion as of December 31, 2025, and 2024, respectively.

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

Allowance for Credit Losses

The ACL represents the estimated amount considered necessary to cover lifetime expected credit losses inherent in financial assets at the balance sheet date.  The measurement of expected credit losses is applicable to loans held for investment and investment securities.  The measurement of expected credit losses is not applicable to loans held for sale, as credit risk on loans held for sale is considered in its fair value adjustment instead of in the ACL.  It also applies to off-balance sheet credit exposures such as unfunded loan commitments.  The allowance is established through a provision for credit losses that is charged against income.  The methodology for determining the ACL for loans held for investment is and investment securities are considered critical accounting estimates by management because of a high degree of judgment involved, the subjectivity of the assumptions used, and the potential for changes in the forecasted economic environment that could result in changes in the amount of the recorded ACL  The ACL for loans held for investment and investment securities are reported separately as contra-assets on the consolidated balance sheets.  The expected credit loss for unfunded loan commitments is reported on the consolidated balance sheets in accounts payable and other liabilities.

  See Note 5: Allowance for Loan Losses in the consolidated financial statements for additional information related to our allowance for credit losses on loans held for investment.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

ACL – Investment Securities

The ACL on investment securities is determined for both held-to-maturity and available-for-sale classifications of the investment portfolio and is evaluated on a quarterly basis.  The ACL for held-to-maturity investment securities is determined on a collective basis, based on shared risk characteristics, and is determined at the individual security level when we deem a security to no longer possess shared risk characteristics.  The Company’s portfolio of held-to-maturity investment securities consists of agency mortgage-backed securities, such as those guaranteed by the U.S. government or government sponsored entities, where we have reason to believe the credit loss exposure is remote.  For these held-to-maturity securities, a zero-loss expectation is applied, resulting in no estimate and recognition of ACL.

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

The provision (reversal) for credit losses on the consolidated statement of operations includes the provision (reversal) for credit losses for loans held for investment and securities AFS.  The provision (reversal) for credit losses was $64.3 million, $20.7 million, and ($0.5) million respectively for the years ended December 31, 2025, 2024, and 2023.

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

Investment in Federal Home Loan Bank Stock

As a member of the FHLB, the Bank is required to purchase FHLB stock in accordance with its advances, securities and deposit agreement. This stock, which is carried at cost, may be redeemed at par value. However, there are substantial restrictions regarding redemption and the Company can only receive a full redemption in connection with the Company surrendering its FHLB membership. At December 31, 2025 and 2024, the Company held $43.6 million and $37.9 million of FHLB stock, respectively. The Company does not believe that this stock is currently impaired and no adjustments to its carrying value have been recorded.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

Premises and Equipment

Premises and equipment are carried at cost, less accumulated depreciation and amortization, which is charged to expense on a straight-line basis over the estimated useful lives of 3 to 10 years. Premises under leasehold improvements are amortized on a straight-line basis over the term of the lease or the estimated useful life of the improvements, whichever is shorter. Expenditures for major renewals and betterments of premises and equipment are capitalized and those for maintenance and repairs are charged to expense as incurred.  Depreciable assets sold or retired are removed from the asset and related accumulated depreciation accounts and any gain or loss is reflected in the statement of operations. The Company periodically evaluates the recoverability of long-lived assets, such as premises and equipment, to ensure the carrying value has not been impaired.  A valuation allowance is established for any impaired long-lived assets. The Company did not have impaired long-lived assets as of December 31, 2025 or 2024.

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

Bank Owned Life Insurance (“BOLI”)

The Bank has bank owned life insurance (“BOLI”) acquired through a prior bank acquisition.  BOLI is recorded at the amount that can be realized under the insurance contract, which is the cash surrender value. Changes in the cash surrender value of BOLI and the death benefits received under these policies are recorded as noninterest income in the consolidated statements of income.  As of December 31, 2025 and 2024, BOLI totaled $51.4 million and $50.0 million, respectively.

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

Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to carrying amount. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. As of December 31, 2025 and 2024, mortgage servicing rights net of the valuation allowance totaled $8.2 million and $6.4 million, respectively and is classified as a component of other assets in the accompanying consolidated balance sheets.

Servicing fee income, which is reported on the statement of operations as other income, is recorded for fees earned for servicing loans. The fees are based on a contractual percentage of the outstanding principal. The amortization of mortgage servicing rights is netted against loan servicing fee income.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

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
Years Ended December 31, 2025, 2024, and 2023

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
Years Ended December 31, 2025, 2024, and 2023

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

Marketing Costs

The Company expenses marketing costs, including advertising, in the period incurred.  Marketing costs in the amount of $0.6 million, $0.6 million, and $1.0 million were expensed during the years ended December 31, 2025, 2024, and 2023, respectively.

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under the asset and liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. A valuation allowance is established if it is “more likely than not” that all or a portion of the deferred tax assets will not be realized. As of December 31, 2025, the Company has recorded a valuation allowance on 100% of its deferred tax asset balance. There was no valuation allowance at December 31, 2024.

The tax effects from an uncertain tax position can be recognized in the financial statements only if, based on its merits, the position is more likely than not to be sustained on audit by the taxing authorities. Interest and penalties related to uncertain tax positions are recorded as part of income tax expense.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

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

New Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires disclosure of disaggregated income taxes paid, prescribes standard categories for the components of the effective tax rate reconciliation, and modifies other income tax-related disclosures. The Company adopted ASU 2023-09 on a prospective basis for the year ended December 31, 2025. See Note 18, Income Taxes, for further information.

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
Years Ended December 31, 2025, 2024, and 2023

Level 3: Significant unobservable inputs that reflect the Company’s own assumptions about the assumptions that market participants would use in pricing an asset or liability. Valuations may be determined using pricing models, discounted cash flow methodologies, or similar techniques.

The following tables show the recorded amounts of assets measured at fair value on a recurring basis as of:

		Fair Value Measurement Level
(dollars in thousands)	Total	Level 1	Level 2	Level 3
December 31, 2025:
Investment securities available-for-sale:
Collateralized mortgage obligations	$1,466,950	$—	$1,466,950	$—
Agency mortgage-backed securities	812,838	—	812,838	—
Municipal bonds	44,618	—	44,618	—
SBA securities	6,970	—	6,970	—
Beneficial interests in FHLMC securitization	480	—	—	480
Corporate bonds	95,227	—	95,227	—
U.S. Treasury	1,003	1,003	—	—
Unallocated portfolio layer fair value basis adjustments (1)	2,389	—	2,389	—
Total investment securities available for sale at fair value on a recurring basis	$2,430,475	$1,003	$2,428,992	$480

Derivative assets:
Cash flow hedge	$8,785	$—	$8,785	$—

Derivative liabilities:
Interest rate swap and cash flow hedge	$6,938	$—	$6,938	$—

December 31, 2024:
Investment securities available-for-sale:
Collateralized mortgage obligations	$9,842	$—	$9,842	$—
Agency mortgage-backed securities	1,121,626	—	1,121,626	—
Municipal bonds	45,535	—	45,535	—
SBA securities	9,145	—	9,145	—
Beneficial interests in FHLMC securitization	1,242	—	—	1,242
Corporate bonds	125,817	14,100	111,717	—
U.S. Treasury	678	678	—	—
Total investment securities available for sale at fair value on a recurring basis	$1,313,885	$14,778	$1,297,865	$1,242

Derivatives assets:
Cash flow hedge	$5,086	$—	$5,086	$—

(1)	Represents the amount of portfolio layer method basis adjustments related to AFS MBS securities hedged in a closed portfolio. Under U.S. GAAP, portfolio layer method basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses for the individual securities being hedged.

The decrease in Level 3 assets from December 31, 2024 was due to the write-down of the security to its expected cash flow and securitization paydowns in the FHLMC portfolio during 2025.

Assets Measured at Fair Value on a Nonrecurring Basis

From time to time, we may be required to measure at fair value other assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve application of lower of cost or market accounting or write-downs of individual assets.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

Loans. Loans measured at fair value on a nonrecurring basis include collateral dependent loans held for investment. The specific reserves for these loans are based on collateral value, net of estimated disposition costs and other identified quantitative inputs. Collateral value is determined based on independent third-party appraisals or internally developed discounted cash flow analyses.  Internal discounted cash flow analyses are also utilized to estimate the fair value of these loans, which consider internally developed, unobservable inputs such as discount rates, default rates, and loss severity. When the fair value of the collateral is based on an observable market price or a current appraised value, we measure the impaired loan at nonrecurring Level 2. When an appraised value is not available, or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price or a discounted cash flow has been used to determine the fair value, we measure the impaired loan at nonrecurring Level 3.  Loans for which an appraised value is not available include commercial loans which are secured by non-real estate assets such as accounts receivable and inventory.  To establish fair value for these loans, we apply a recovery factor against eligible receivables and inventory.  This recovery factor may be either increased or decreased subject to additional support and analysis of the quality of receivables and the companies owning the receivables.  The balance of collateral dependent loans, net of ACL allocation, were $14.8 million and $26.4 million at December 31, 2025 and December 31, 2024, respectively.  Specific reserves related to these loans were $17.6 million and $0.7 million at December 31, 2025, and December 31, 2024, respectively.

Real Estate Owned (“REO”). The fair value of REO is based on external appraised values that include adjustments for estimated selling costs and assumptions of market conditions that are not directly observable, resulting in a Level 3 classification.  Real estate owned classified as Level 3 totaled $6.2 million at December 31, 2025 and at December 31, 2024.  For additional information regarding REO, see Note 7: Real Estate Owned.

Mortgage Servicing Rights. When mortgage loans are sold with servicing retained, servicing rights are initially recorded at fair value with the income statement effect recorded in gains on sales of loans. Fair value is based on a valuation model that calculates the present value of estimated future net servicing income, resulting in a Level 3 classification.  Servicing rights are evaluated for impairment based upon the fair value of the rights as compared to the carrying amount. Impairment is recognized through a valuation allowance for an individual grouping, to the extent that fair value is less than the carrying amount. If the Company later determines that all or a portion of the impairment no longer exists for a particular grouping, a reduction of the allowance may be recorded as an increase to income. All classes of servicing assets are subsequently measured using the amortization method which requires servicing rights to be amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying loans. Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of December 31, 2025 included prepayment rates ranging from 10% to 30% and a discount rate of 10%.  Significant assumptions in the valuation of these Level 3 mortgage servicing rights as of December 31, 2024 included prepayment rates ranging from 20% to 30% and a discount rate of 10%.   For additional information regarding mortgage servicing rights, see Note 10: Loan Sales and Mortgage Servicing Rights.

Loans Held for Sale. Loans held for sale are accounted for at the lower of amortized cost or fair value. The fair value for the loans held for sale portfolio is based upon a discounted cash flow model which involves estimating the future cash flows from the loans in the portfolio and discounting to a present value. Contractual cash flows associated with the loans are adjusted to reflect certain assumptions, such as prepayment, default, and loss severity assumptions, to form expected prepayment and credit-adjusted expected cash flows. The expected cash flows are then discounted to present value at a rate of return which considers other costs and risks, such as market risk and liquidity. The carrying amount and fair value of loans held for sale were $261.5 million and $1.3 billion, at December 31, 2025 and December 31, 2024, respectively.

Significant assumptions in the valuation of these Level 3 loans held for sale as of December 31, 2025, included prepayment rates of 5% and 15% for fixed-rate and floating-rate loans, respectively; discount rates ranging from 2.25% to 5.45%; and annual expected loss assumption rate of 0.05%.  These assumptions applied to 73.1% of the total principal balance of the loan portfolio.  The remaining 26.9% of the principal balance of the loan portfolio consisted of 30 loans that were rated as substandard, and for which separate assumptions were used to account for the lower credit quality of the loans.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

Fair Value of Financial Instruments

FASB ASC 825, “Disclosures about Fair Value of Financial Instruments” requires disclosure of the fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate such value. The methodologies for estimating the fair value of financial assets and financial liabilities measured at fair value on a recurring and non-recurring basis are discussed above. The estimated fair value amounts have been determined by management using available market information and appropriate valuation methodologies, and are based on the exit price notion set forth by ASU 2016-1. In cases where quoted market prices are not available, fair values are based on estimates using present value or other market value techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. In that regard, the derived fair value estimates cannot be substantiated by comparison to independent markets and, in many cases, cannot be realized in immediate settlement of the instrument. The aggregate fair value amounts presented below do not represent the underlying value of the Company.

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

Investment Securities Available-for-Sale. Investment securities available-for-sale are measured at fair value on a recurring basis. Fair value measurement is based upon quoted prices, if available. If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the investment security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions. When a market is illiquid or there is a lack of transparency around the inputs to valuation, the investment securities are classified as Level 3 and reliance is placed upon external third-party models, and management judgment and evaluation for valuation. Level 1 investment securities include those traded on an active exchange, such as the NYSE, U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter markets and money market funds. Level 2 investment securities include mortgage-backed securities issued by government sponsored entities, municipal bonds and corporate debt securities.  Investment securities classified as level 3 include beneficial interests in FHLMC securitizations. Significant assumptions in the valuation of these Level 3 investment securities as of December 31, 2025 included a prepayment rate of 20% and a discount rate of 5.61%.  Significant assumptions in the valuation of these Level 3 investment securities as of December 31, 2024 included a prepayment rate of 20% and a discount rate of 6.87%.

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
Years Ended December 31, 2025, 2024, and 2023

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

The following table sets forth the estimated fair values and related carrying amounts of our financial instruments as of:

	Carrying	Fair Value Measurement Level
(dollars in thousands)	Value	1	2	3	Total
December 31, 2025:
Assets:
Cash and cash equivalents	$1,624,870	$1,624,870	$—	$—	$1,624,870
Securities AFS, net	2,430,475	1,003	2,428,992	480	2,430,475
Securities HTM	634,333	—	587,289	—	587,289
Loans held for sale	261,448	—	—	261,448	261,448
Loans held for investment, net	6,635,328	—	31,730	6,227,280	6,259,010
Investment in equity securities	11,810	—	—	11,810	11,810
Accrued interest receivable	45,822	45,822	—	—	45,822
Derivative assets	8,785	—	8,785	—	8,785

Liabilities:
Deposits	$9,284,570	$6,443,184	$2,850,840	$—	$9,294,024
Borrowings	1,430,518	—	1,455,361	—	1,455,361
Subordinated debt	173,521	—	—	157,372	157,372
Accrued interest payable	29,123	29,123	—	—	29,123
Derivative liabilities	6,938	—	6,938	—	6,938

December 31, 2024:
Assets:
Cash and cash equivalents	$1,016,132	$1,016,132	$—	$—	$1,016,132
Securities AFS, net	1,313,885	14,778	1,297,865	1,242	1,313,885
Securities HTM	712,105	—	636,840	—	636,840
Loans held for sale	1,285,819	—	—	1,285,819	1,285,819
Loans held for investment, net	7,909,091	—	16,663	7,595,925	7,612,588
Investment in equity securities	11,798	—	—	11,798	11,798
Accrued interest receivable	54,804	54,804	—	—	54,804
Derivative assets	5,086	—	5,086	—	5,086

Liabilities:
Deposits	$9,870,279	$7,476,826	$2,389,896	$—	$9,866,722
Borrowings	1,425,369	—	1,430,337	—	1,430,337
Subordinated debt	173,459	—	—	142,631	142,631
Accrued interest payable	27,701	27,701	—	—	27,701

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

NOTE 3: SECURITIES

The following table provides a summary of the Company’s AFS securities portfolio as of:

	Amortized	Gross Unrealized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
December 31, 2025:
Collateralized mortgage obligations	$1,467,688	$558	$(1,296)	$—	$1,466,950
Agency mortgage-backed securities	804,037	8,974	(173)	—	812,838
Municipal bonds	45,992	—	(1,374)	—	44,618
SBA securities	7,027	4	(61)	—	6,970
Beneficial interests in FHLMC securitization	511	—	—	(31)	480
Corporate bonds	100,741	—	(4,988)	(526)	95,227
U.S. Treasury	999	8	(4)	—	1,003
Unallocated portfolio layer fair value basis adjustments (1)	—	2,389	—	—	2,389
Total	$2,426,995	$11,933	$(7,896)	$(557)	$2,430,475

December 31, 2024:
Collateralized mortgage obligations	$11,121	$—	$(1,279)	$—	$9,842
Agency mortgage-backed securities	1,126,861	2,308	(7,543)	—	1,121,626
Municipal bonds	48,921	—	(3,386)	—	45,535
SBA securities	9,236	2	(93)	—	9,145
Beneficial interests in FHLMC securitization	4,619	—	—	(3,377)	1,242
Corporate bonds	133,767	—	(7,193)	(757)	125,817
U.S. Treasury	700	—	(22)	—	678
Total	$1,335,225	$2,310	$(19,516)	$(4,134)	$1,313,885

(1)	Represents the amount of portfolio layer method basis adjustments related to AFS MBS securities hedged in a closed portfolio. Under U.S. GAAP, portfolio layer method basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses for the individual securities being hedged.

The following table provides a summary of the Company’s HTM securities portfolio as of:

	Amortized	Gross Unrecognized		Allowance for	Estimated
(dollars in thousands)	Cost	Gains	Losses	Credit Losses	Fair Value
December 31, 2025:
Agency mortgage-backed securities	$634,333	$2	$(47,046)	$—	$587,289
Total	$634,333	$2	$(47,046)	$—	$587,289

December 31, 2024:
Agency mortgage-backed securities	$712,105	$—	$(75,265)	$—	$636,840
Total	$712,105	$—	$(75,265)	$—	$636,840

As of December 31, 2025, the tables above include $361.5 million of agency mortgage-backed securities pledged to the state of Florida for the required collateralization of Florida public funds on deposit with FFB to meet regulatory requirements; $1.8 million in U.S. Treasury securities and agency mortgage-backed securities pledged as collateral to various states to meet regulatory requirements related to the Bank’s trust operations; $260.8 million of agency mortgage-backed securities pledged as collateral as support for the Bank’s obligations under securitization agreements entered into from 2018 and 2021; $459.0 million in securities consisting of agency mortgage-backed securities pledged as collateral as support for the Bank’s obligations under the FHLB secured lending program; and $70.5 million in  securities consisting

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

of SBA securities, collateralized mortgage obligations, and agency mortgage-backed securities pledged as collateral for repurchase agreements obtained from a prior bank acquisition.  A total of $1.8 billion in SBA and agency mortgage-backed securities, collateralized mortgage obligations, corporate and municipal bonds are pledged as collateral to the Federal Reserve Bank’s discount window from which the Bank may borrow.

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

We monitor the credit quality of these securities by evaluating various quantitative attributes. The credit quality indicators the Company monitors include, but are not limited to, credit ratings of individual securities and the credit rating of United States government-sponsored enterprises that guarantee the securities. Credit ratings express opinions about the credit quality of a security. Securities rated investment grade, as defined by nationally recognized statistical rating organizations (“NRSROs”), are generally considered by the rating agencies and market participants to be low credit risk.  As of December 31, 2025, all of the Company’s securities were either investment grade or were issued by a U.S. government agency or government-sponsored enterprise (“GSE”) with an investment grade rating, with the exception of two corporate bonds having a combined fair value of $33.2 million, and one agency commercial mortgage-backed security with a fair value of $511 thousand, which were below investment grade.

The tables below indicate the gross unrealized losses and fair values of our AFS securities portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrealized loss position.

	Securities with Unrealized Loss at December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$554,440	$(372)	$9,131	$(924)	$563,571	$(1,296)
Agency mortgage-backed securities	4,429	—	2,067	(173)	6,496	(173)
Municipal bonds	9,981	(42)	31,767	(1,332)	41,748	(1,374)
SBA securities	228	(1)	5,979	(60)	6,207	(61)
Corporate bonds	—	—	94,754	(4,988)	94,754	(4,988)
U.S. Treasury	—	—	496	(4)	496	(4)
Total	$569,078	$(415)	$144,194	$(7,481)	$713,272	$(7,896)

	Securities with Unrealized Loss at December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Collateralized mortgage obligations	$2,874	$(51)	$6,968	$(1,228)	$9,842	$(1,279)
Agency mortgage-backed securities	719,329	(7,218)	4,280	(325)	723,609	(7,543)
Municipal bonds	2,129	(101)	43,405	(3,285)	45,534	(3,386)
SBA securities	614	(1)	7,739	(92)	8,353	(93)
Corporate bonds	14,242	(758)	112,333	(6,435)	126,575	(7,193)
U.S. Treasury	—	—	678	(22)	678	(22)
Total	$739,188	$(8,129)	$175,403	$(11,387)	$914,591	$(19,516)

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

Unrealized losses in the AFS securities portfolio have not been recognized into income because the securities are either of high credit quality, management does not intend to sell, it is not more likely than not that management would be required to sell the securities prior to their anticipated recovery, or the decline in fair value is largely due to changes in discount rates and assumptions regarding future interest rates. The fair value is expected to recover as the bonds approach maturity.

The tables below indicate the gross unrecognized losses and fair value of our HTM securities portfolio, aggregated by investment category and length of time that the individual securities have been in a continuous unrecognized loss position.

	Securities with Unrecognized Loss at December 31, 2025
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$—	$—	$585,791	$(47,046)	$585,791	$(47,046)
Total	$—	$—	$585,791	$(47,046)	$585,791	$(47,046)

	Securities with Unrecognized Loss at December 31, 2024
	Less than 12 months		12 months or more		Total
	Fair	Unrecognized	Fair	Unrecognized	Fair	Unrecognized
(dollars in thousands)	Value	Loss	Value	Loss	Value	Loss
Agency mortgage-backed securities	$15,440	$(61)	$621,400	$(75,204)	$636,840	$(75,265)
Total	$15,440	$(61)	$621,400	$(75,204)	$636,840	$(75,265)

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

For the year ended December 31, 2025, securities available-for-sale with a par value of $663 million were sold, resulting in a gain of $5.9 million.  For the year ended December 31, 2024, securities available-for-sale with a par value of $748 million were sold, resulting in a gain of $1.2 million.

The following is a roll forward of the Company’s allowance for credit losses related to investments for the year ended December 31:

	Beginning	Provision (Reversal)			Ending
(dollars in thousands)	Balance	for Credit Losses	Charge-offs	Recoveries	Balance

Year Ended December 31, 2025:
Beneficial interests in FHLMC securitization	$3,377	$15	$(3,361)	$—	$31
Corporate bonds	757	(231)	—	—	526
Total	$4,134	$(216)	$(3,361)	$—	$557

Year Ended December 31, 2024:
Beneficial interests in FHLMC securitization	$6,818	$(311)	$(3,130)	$—	$3,377
Corporate bonds	1,402	(645)	—	—	757
Total	$8,220	$(956)	$(3,130)	$—	$4,134

Year Ended December 31, 2023:
Beneficial interests in FHLMC securitization	$11,439	$(650)	$(3,971)	$—	$6,818
Corporate bonds	—	1,402	—	—	1,402
Total	$11,439	$752	$(3,971)	$—	$8,220

Provision (reversal) for credit losses of $(0.2) million, $(1.0) million, and $0.8 million were recorded on the consolidated statements of operations for the years ended December 31, 2025, 2024, and 2023, respectively.

On a quarterly basis, the Company engages with an independent third party to perform an analysis of expected credit losses for its municipal and corporate bond securities to supplement our own internal review.  During 2025, an interest-only strip security was written down to its expected cash flow, resulting in a charge-off of $3.4 million to the provision. The ACL related to available-for-sale securities totaled $0.6 million at December 31, 2025.  For the year ended December 31, 2024, the Company recorded charge-offs of $3.1 million related to several interest-only strip securities.  The ACL related to available-for-sale securities totaled $4.1 million at December 31, 2024.  For the year ended December 31, 2023, the Company recorded charge-offs of $4.0 million related to several interest-only strip securities.  The ACL related to available-for-sale securities totaled $8.2 million at December 31, 2023.

The amortized cost and fair value of investment AFS and HTM securities by contractual maturity are shown in the tables below.  Expected maturities may differ from contractual maturities for securities whereby borrowers have the right to prepay such obligations without penalty such as agency mortgage-backed securities and beneficial interests in FHLMC securitizations.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

The amortized cost and fair value of investment AFS securities by contractual maturity were as follows for the periods indicated:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2025
Amortized Cost:
Collateralized mortgage obligations	$—	$156	$357	$1,467,175	$1,467,688
Agency mortgage-backed securities	—	781	—	803,256	804,037
Municipal bonds	—	23,317	21,581	1,094	45,992
SBA securities	—	413	91	6,523	7,027
Beneficial interests in FHLMC securitization	511	—	—	—	511
Corporate bonds	—	37,978	57,763	5,000	100,741
U.S. Treasury	500	499	—	—	999
Total	$1,011	$63,144	$79,792	$2,283,048	$2,426,995
Weighted average yield	0.40%	5.09%	3.15%	4.90%	4.85%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$150	$340	$1,466,460	$1,466,950
Agency mortgage-backed securities	—	762	—	812,076	812,838
Municipal bonds	—	22,910	20,793	915	44,618
SBA securities	—	412	91	6,467	6,970
Beneficial interests in FHLMC securitization	511	—	—	—	511
Corporate bonds	—	37,050	54,635	4,068	95,753
U.S. Treasury	496	507	—	—	1,003
Unallocated portfolio layer fair value basis adjustments (1)	—	—	—	2,389	2,389
Total	$1,007	$61,791	$75,859	$2,292,375	$2,431,032

(1)	Represents the amount of portfolio layer method basis adjustments related to AFS MBS securities hedged in a closed portfolio. Under U.S. GAAP, portfolio layer method basis adjustments are not allocated to individual securities, however the amounts impact the unrealized gains or losses for the individual securities being hedged.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2024
Amortized Cost:
Collateralized mortgage obligations	$—	$276	$154	$10,691	$11,121
Agency mortgage-backed securities	48	2,992	—	1,123,821	1,126,861
Municipal bonds	2,594	14,874	29,218	2,235	48,921
SBA securities	—	418	388	8,430	9,236
Beneficial interests in FHLMC securitization	—	4,619	—	—	4,619
Corporate bonds	—	61,961	66,282	5,524	133,767
U.S. Treasury	200	500	—	—	700
Total	$2,842	$85,640	$96,042	$1,150,701	$1,335,225
Weighted average yield	1.99%	5.83%	3.01%	5.50%	5.34%
Estimated Fair Value:
Collateralized mortgage obligations	$—	$256	$150	$9,436	$9,842
Agency mortgage-backed securities	47	2,882	—	1,118,697	1,121,626
Municipal bonds	2,573	14,120	27,065	1,777	45,535
SBA securities	—	416	388	8,341	9,145
Beneficial interests in FHLMC securitization	—	4,619	—	—	4,619
Corporate bonds	—	60,318	61,889	4,367	126,574
U.S. Treasury	200	478	—	—	678
Total	$2,820	$83,089	$89,492	$1,142,618	$1,318,019

The amortized cost and fair value of investment HTM securities by contractual maturity were as follows for the periods indicated:

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2025
Amortized Cost:
Agency mortgage-backed securities	$—	$5,881	$6,901	$621,551	$634,333
Total	$—	$5,881	$6,901	$621,551	$634,333
Weighted average yield	—%	1.13%	1.91%	2.41%	2.39%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$5,644	$6,423	$575,222	$587,289
Total	$—	$5,644	$6,423	$575,222	$587,289

	1 Year or	More than 1 Year	More than 5 Years	More than
(dollars in thousands)	Less	through 5 Years	through 10 Years	10 Years	Total
December 31, 2024
Amortized Cost:
Agency mortgage-backed securities	$—	$4,542	$8,900	$698,663	$712,105
Total	$—	$4,542	$8,900	$698,663	$712,105
Weighted average yield	—%	0.99%	1.58%	2.24%	2.22%

Estimated Fair Value:
Agency mortgage-backed securities	$—	$4,287	$8,128	$624,425	$636,840
Total	$—	$4,287	$8,128	$624,425	$636,840

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

NOTE 4: LOANS

The following is a summary of our loans held for investment as of:

	December 31,	December 31,
(dollars in thousands)	2025	2024
Outstanding principal balance:
Loans secured by real estate:
Residential properties:
Multifamily	$3,239,609	$3,341,823
Single-family	784,420	873,491
Total real estate loans secured by residential properties	4,024,029	4,215,314
Commercial properties	679,034	904,167
Land and construction	9,400	69,246
Total real estate loans	4,712,463	5,188,727
Commercial and industrial loans	2,008,445	2,746,351
Consumer loans	1,348	1,137
Total loans	6,722,256	7,936,215
Premiums, discounts and deferred fees and expenses	6,922	5,178
Total	$6,729,178	$7,941,393

The Company’s loans held for investment portfolio is segmented according to loans that share similar attributes and risk characteristics.  In addition, the Company’s loans held for sale portfolio, which is not included in the table above, and consists entirely of multifamily loans, totaled $261 million at December 31, 2025 and $1.3 billion at December 31, 2024, respectively.

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

Loans with a collateral value totaling $174 million and $176 million were pledged as collateral to secure borrowings with the Federal Reserve Bank at December 31, 2025 and December 31, 2024, respectively.  Loans with a market value of $3.9 billion and $4.1 billion were pledged as collateral to secure borrowings with the FHLB at December 31, 2025, and December 31, 2024, respectively.

For the year ended December 31, 2025, loans totaling $1.0 billion in unpaid principal balance were sold, resulting in a net loss on sale of loans of $9.6 million.

For the year ended December 31, 2024, loans totaling $496.9 million in unpaid principal balance were sold, resulting in a net gain on sale of loans of $5.1 million. There were no loan sales for the year ended December 31, 2023.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

The following table summarizes our delinquent and nonaccrual loans as of:

	Past Due and Still Accruing				Total Past
			90 Days		Due and
(dollars in thousands)	30–59 Days	60-89 Days	or More	Nonaccrual	Nonaccrual	Current	Total
December 31, 2025:
Real estate loans:
Residential properties	$9,518	$—	$—	$4,212	$13,730	$4,019,663	$4,033,393
Commercial properties	1,263	—	—	2,563	3,826	675,001	678,827
Land and construction	—	—	—	—	—	9,368	9,368
Commercial and industrial loans	2,022	294	—	30,900	33,216	1,973,025	2,006,241
Consumer loans	—	—	—	—	—	1,349	1,349
Total	$12,803	$294	$—	$37,675	$50,772	$6,678,406	$6,729,178

Percentage of total loans	0.19%	0.00%	—%	0.56%	0.75%

December 31, 2024:
Real estate loans:
Residential properties	$7,083	$—	$—	$23,324	$30,407	$4,193,994	$4,224,401
Commercial properties	7,944	428	12,900	7,946	29,218	874,463	903,681
Land and construction	—	—	—	—	—	69,134	69,134
Commercial and industrial loans	997	617	—	9,174	10,788	2,732,226	2,743,014
Consumer loans	—	—	—	—	—	1,163	1,163
Total	$16,024	$1,045	$12,900	$40,444	$70,413	$7,870,980	$7,941,393

Percentage of total loans	0.20%	0.01%	0.16%	0.51%	0.89%

The following table summarizes our nonaccrual loans as of:

	Nonaccrual	Nonaccrual
	with Allowance	with no Allowance
(dollars in thousands)	for Credit Losses	for Credit Losses
December 31, 2025:
Real estate loans:
Residential properties	$654	$3,558
Commercial properties	157	2,406
Commercial and industrial loans	30,793	107
Total	$31,604	$6,071

December 31, 2024:
Real estate loans:
Residential properties	$1,420	$21,904
Commercial properties	3,449	4,497
Commercial and industrial loans	9,174	—
Total	$14,043	$26,401

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

The following table presents our loan modifications made to borrowers experiencing financial difficulty by type of modification for the 12 months ended December 30, 2025 and 2024, with related amortized cost balances, respective percentage share of the total class of loans, and the related financial effect:

	December 31, 2025:
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Residential loans	$35	—%	1 loan with 4 months of payment deferrals.
Commercial and industrial loans	$11,829	0.59%

8 loans with payment deferrals of either 2 or 3 months with $100 monthly payments; 2 loans with payment deferrals of 2 months; 4 loans with term extensions and payment deferrals ranging from 6 to 52 months; 1 loan with term extension of 12 months with quarterly principal curtailments; 1 loan with term extension of 151 months and 50% payments until paid in full.

Total	$11,864

	Payment Deferrals
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Residential loans	$10,856	0.27%	1 loan with 3-month forbearance
Commercial and industrial loans	$936	0.05%	4 loans each with partial payment deferrals for 3 months
Total	$11,792

	Combination
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	$2,065	0.10%	6 loans with extensions of loan maturity of 2 and 3 months and payment deferral. 2 loans with extensions of loan maturity of 12 months with principal curtailments.
Total	$2,065

	Total
	Amortized Cost Basis	% of Total Class of Loans
Residential loans	$10,891	0.27%
Commercial and industrial loans	14,830	0.74%
Total	$25,721

	December 31, 2024:
	Term Extension
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Residential loans	$5	—%	1 loan with term extension of 22 months.
Commercial real estate loans	12,900	1.43%	1 loan with term extension of 10 months.
Commercial and industrial loans	$2,266	0.08%

5 loans with various extensions of loan maturity ranging from 3 to 63 months and payment deferral. 2 loans with payment extensions and forbearance. 1 loan with 3-month extension and 3-month forbearance. 1 loan with $100 payments through 3 months.

Total	$15,171

	Payment Deferrals
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Residential loans	$399	0.01%	1 loan with 3-month interest deferral
Total	$399

	Combination
	Amortized Cost Basis	% of Total Class of Loans	Financial Effect
Commercial and industrial loans	5,021	0.18%	8 loans with various extensions of loan maturity ranging from 5 to 12 months and payment deferral.
Total	$5,021

	Total
	Amortized Cost Basis	% of Total Class of Loans
Residential loans	$404	0.01%
Commercial real estate loans	12,900	1.43%
Commercial and industrial loans	7,287	0.26%
Total	$20,591

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

The following table presents the amortized cost basis of loans that had a payment default since modification for the 12 months ended December 31, 2025 and December 31, 2024:

	December 31, 2025:
	Payment Deferrals
	# of Loans Defaulted	Amortized Cost Basis
Residential loans	1	$10,856
Total	1	10,856

	Combination
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	1	$32
Total	1	$32

	Total
	# of Loans Defaulted	Amortized Cost Basis
Residential loans	$1	$10,856
Commercial and industrial loans	1	$32
Total	2	$10,888

	December 31, 2024:
	Combination
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	3	$2,264
Total	3	$2,264

	Total
	# of Loans Defaulted	Amortized Cost Basis
Commercial and industrial loans	3	$2,264
Total	3	$2,264

The following table presents the payment status of our loan modifications made during the twelve months ended December 31, 2025 and 2024:

		30-89 Days	90+ Days
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Total
December 31, 2025:
Residential loans	$10,891	$—	$—	$—	$10,891
Commercial and industrial loans	9,399	19	52	5,360	14,830
Total	$20,290	$19	$52	$5,360	$25,721

		30-89 Days	90+ Days
(dollars in thousands)	Current	Past Due	Past Due	Nonaccrual	Total
December 31, 2024:
Residential loans	$404	$—	$—	$—	$404
Commercial real estate loans	—	—	12,900	—	12,900
Commercial and industrial loans	2,313	—	—	4,974	7,287
Total	$2,717	$—	$12,900	$4,974	$20,591

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

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

The measurement of the ACL is performed by collectively pooling and evaluating loans with similar risk characteristics. The quantitative CECL model estimates credit losses by applying pool-specific probability of default (“PD”) and loss given default (“LGD”) rates to the expected exposure at default ("EAD") over the contractual life of the loans. A significant portion of the ACL is calculated and measured on a collective pool basis, representing $6.6 billion or approximately 98.2% of the total blended loans held for investment portfolio as of December 31, 2025. Pooled loan segments consisted of multifamily, commercial, single-family, non-owner occupied commercial real estate, and construction loans. The remaining portion of the loan portfolio, as of December 31, 2025, representing $88.2 million or approximately 1.3% of the total blended loans held for investment portfolio, consisted of small homogeneous loan portfolios which has its quantitative reserve calculated separately based on historical loss factors for the respective portfolios or, if no historical loss is available, based on peer group historical losses. These loan portfolios include equipment finance, land, consumer and commercial small balance loans. In addition, collateral dependent loans totaling $32.4 million or 0.5% of the total blended loans held for investment portfolio, are separately valued based on the fair value of the underlying collateral.

As of December 31, 2024, the ACL was calculated and measured on a collective pool basis, representing $7.8 billion or approximately 97.6% of the total blended loans held for investment portfolio. Pooled loan segments consisted of multifamily, commercial, single-family, non-owner occupied commercial real estate, and construction loans. The remaining portion of the loan portfolio, representing $164.7 million or 2.1% of the total blended loan portfolio, consisted of small homogeneous loan portfolios which have their quantitative reserve calculated separately based on historical loss factors for the respective portfolios or, if no historical loss is available, based upon peer group historical losses. These loan portfolios include equipment finance, land, consumer and commercial small balance loans. In addition, collateral dependent loans totaling $27.0 million or 0.3% of the total blended portfolio were separately valued based on the fair value of the underlying collateral.

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
Years Ended December 31, 2025, 2024, and 2023

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

These refinements have been accounted for as changes in accounting estimates in accordance with FASB ASC 250 – Accounting Changes and Error Corrections and are being applied prospectively beginning with the quarter ended September 30, 2025.  The Company considers individual events or data observations as indicators of emerging risks and whether these events and observations, when assessed together over time, constitute a trend that is expected to continue into the future and affect the Company’s portfolio.  Credit performance data and economic data can be volatile in the short term, requiring management judgment and multiple data points for trend identification.  Observations in a single quarter typically do not constitute a trend.  The increasing economic uncertainty and portfolio credit deterioration starting in the second quarter of 2025 continued in the third quarter of 2025, confirming these negative trends and triggering the implementation of changes in assumptions in the third quarter of 2025.  Although some economic and credit indicators have longer emerging trends (e.g. multifamily real estate price declines and increased vacancy rates started in 2022), these longer-term trends by themselves did not constitute an assumption change trigger. However, combined with certain portfolio performance indicator trends first observed in the second quarter of 2025, and confirmed in the third quarter of 2025, these indicators support sufficient change in current conditions that required re-evaluation of historical information used and as a result, the change in assumptions in the third quarter of 2025. The impact of the following factors (individually and collectively) were key drivers in the decision to make the refinements noted above effective in the third quarter of 2025:

1)  An increase in the level of substandard loans in the second and third quarters of 2025.

2)  A large loan moved from the pooled estimation to an individually-evaluated loan, resulting in a significant increase in the ACL.  This large loan downgrade in the third quarter of 2025 confirmed a trend in the C&I portfolio after three loan defaults in the fourth quarter of 2024 that were previously considered one-off idiosyncratic events.

3)  Significant downgrades in the CRE portfolio in the third quarter of 2025, together with continued weakness in other portfolios.

4) Growing economic uncertainty and negative economic trends surfacing in the first quarter of 2025 and becoming increasingly evident in the second quarter of 2025 resulting from unintended consequences of tariff wars and new economic policies.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

The following is a roll forward of the allowance for credit losses related to loans held for investment for the years ended December 31:

		Provision
	Beginning	(Reversal) for			Ending
(dollars in thousands)	Balance	Credit Losses	Chargeoffs	Recoveries	Balance
2025:
Real estate loans:
Residential properties	$7,216	$35,815	$—	$6	$43,037
Commercial properties	6,683	702	—	—	7,385
Land and construction	61	(2)	—	—	59
Commercial and industrial loans	18,333	26,086	(2,071)	1,010	43,358
Consumer loans	9	2	—	—	11
Total	$32,302	$62,603	$(2,071)	$1,016	$93,850
2024:
Real estate loans:
Residential properties	$9,921	$(2,048)	$(657)	$—	$7,216
Commercial properties	4,148	3,499	(964)	—	6,683
Land and construction	332	(271)	—	—	61
Commercial and industrial loans	14,796	19,815	(16,770)	492	18,333
Consumer loans	8	23	(23)	1	9
Total	$29,205	$21,018	$(18,414)	$493	$32,302
2023:
Real estate loans:
Residential properties	$8,306	$1,615	$—	$—	$9,921
Commercial properties	8,714	(4,317)	(249)	—	4,148
Land and construction	164	168	—	—	332
Commercial and industrial loans	16,521	1,171	(4,998)	2,102	14,796
Consumer loans	26	(18)	(2)	2	8
Total	$33,731	$(1,381)	$(5,249)	$2,104	$29,205

The ACL related to loans held for investment was $93.9 million December 31, 2025 and $32.3 million at December 31, 2024. The increase from 2024 was primarily due to $36.4 million recorded as a result of changes in ACL model assumptions and $16.8 million associated with one large C&I loan which was moved from pool evaluation to individually evaluation.

The Company maintained an allowance for unfunded loan commitments totaling $2.5 million at December 31, 2025, and $1.3 million at December 31, 2024, which is included in accounts payable and other liabilities.  The allowance is calculated based mostly on loss rates for the type of loan/collateral in which the loan commitment relates with a drawdown probability applied to the available credit balance based on utilization rates for the prior year.

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
Years Ended December 31, 2025, 2024, and 2023

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

The following tables present risk categories of loans held for investment based on year of origination, and include gross charge-offs in accordance with ASU 2022-02 as of the dates presented:

							Revolving
(dollars in thousands)	2025	2024	2023	2022	2021	Prior	Loans	Total
December 31, 2025:
Loans secured by real estate:
Residential
Multifamily
Pass	$106,188	$87,335	$529	$1,553,677	$761,180	$395,599	$—	$2,904,508
Special mention	—	—	—	117,260	11,315	52,425	—	181,000
Substandard	—	—	—	37,275	3,633	118,973	—	159,881
Doubtful	—	—	—	—	—	—	—	—
Total	$106,188	$87,335	$529	$1,708,212	$776,128	$566,997	$—	$3,245,389
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Single-family
Pass	$16,919	$5,387	$9,357	$234,020	$241,438	$242,067	$33,874	$783,062
Special mention	—	—	—	—	—	—	513	513
Substandard	—	—	—	1,546	—	2,783	100	4,429
Doubtful	—	—	—	—	—	—	—	—
Total	$16,919	$5,387	$9,357	$235,566	$241,438	$244,850	$34,487	$788,004
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial real estate
Pass	$—	$2,742	$2,357	$198,863	$74,396	$366,997	$—	$645,355
Special mention	—	—	—	5,776	—	14,131	—	19,907
Substandard	—	—	—	5,208	2,977	5,380	—	13,565
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$2,742	$2,357	$209,847	$77,373	$386,508	$—	$678,827
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Land and construction
Pass	$—	$120	$—	$—	$4,302	$4,946	$—	$9,368
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$—	$120	$—	$—	$4,302	$4,946	$—	$9,368
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Commercial
Pass	$38,069	$43,594	$64,787	$782,546	$133,643	$91,403	$732,816	$1,886,858
Special mention	—	—	1	7,918	31,476	43	6,268	45,706
Substandard	1,553	3,899	13,499	267	20,076	2,632	8,263	50,189
Doubtful	1,073	—	15,985	—	—	—	6,430	23,488
Total	$40,695	$47,493	$94,272	$790,731	$185,195	$94,078	$753,777	$2,006,241
Gross charge-offs	$—	$32	$609	$993	$319	$30	$88	$2,071

Consumer
Pass	$4	$—	$498	$—	$97	$39	$711	$1,349
Special mention	—	—	—	—	—	—	—	—
Substandard	—	—	—	—	—	—	—	—
Doubtful	—	—	—	—	—	—	—	—
Total	$4	$—	$498	$—	$97	$39	$711	$1,349
Gross charge-offs	$—	$—	$—	$—	$—	$—	$—	$—

Total loans
Pass	$161,180	$139,178	$77,528	$2,769,106	$1,215,056	$1,101,051	$767,401	$6,230,500
Special mention	—	—	1	130,954	42,791	66,599	6,781	247,126
Substandard	1,553	3,899	13,499	44,296	26,686	129,768	8,363	228,064
Doubtful	1,073	—	15,985	—	—	—	6,430	23,488
Total	$163,806	$143,077	$107,013	$2,944,356	$1,284,533	$1,297,418	$788,975	$6,729,178
Gross charge-offs	$—	$32	$609	$993	$319	$30	$88	$2,071

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

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
Years Ended December 31, 2025, 2024, and 2023

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

			Equipment/		ACL
(dollars in thousands)	Real Estate	Cash	Receivables	Total	Allocation
December 31, 2025:
Loans secured by real estate:
Residential properties
Multifamily	$1,409	$—	$—	$1,409	$—
Single-family	2,149	—	—	2,149	—
Commercial real estate loans	2,406	—	—	2,406	—
Commercial loans	107	—	26,335	26,442	17,573
Total	$6,071	$—	$26,335	$32,406	$17,573

December 31, 2024:
Loans secured by real estate:
Residential properties
Multifamily	$2,802	$—	$—	$2,802	$—
Single-family	15,856	—	—	15,856	—
Commercial real estate loans	4,497	—	—	4,497	—
Commercial loans	—	—	3,935	3,935	697
Total	$23,155	$—	$3,935	$27,090	$697

NOTE 6: PREMISES AND EQUIPMENT

A summary of premises and equipment is as follows at December 31:

(dollars in thousands)	2025	2024
Leasehold improvements and artwork	$29,024	$27,160
Information technology equipment	13,529	13,933
Furniture and fixtures	2,795	3,311
Land and auto	14,095	14,096
Total	59,443	58,500
Accumulated depreciation and amortization	(24,780)	(22,694)
Net	$34,663	$35,806

Depreciation expense for premises and equipment was $4.4 million, $4.8 million, and $4.4 million as of December 31, 2025, 2024 and 2023, respectively.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

NOTE 7: REAL ESTATE OWNED

The activity in our portfolio of REO is as follows during the periods ending December 31:

(dollars in thousands)	2025	2024
Beginning balance	$6,210	$8,381
Loans transferred to REO	—	—
Dispositions of REO	—	(2,171)
Ending balance	$6,210	$6,210

During the year ended December 31, 2024, one of the two REO properties held at the beginning of 2024 was sold, resulting in a gain on sale of REO of $0.7 million, which is included in the consolidated statements of operations. At December 31, 2025, REO consisted of one property which is carried at amortized cost as the appraised value adjusted for estimated selling costs exceeded the amortized cost basis.

NOTE 8: GOODWILL AND CORE DEPOSIT INTANGIBLES

Goodwill is recorded upon completion of a business combination as the difference between the purchase price and the fair value of net identifiable assets acquired.  Goodwill is deemed to have an indefinite useful life and as such is not subject to amortization and instead is tested for impairment annually unless a triggering event occurs thereby requiring an updated assessment.  Our regular annual impairment assessment occurs in the fourth quarter.  Impairment exists when the carrying value of goodwill exceeds its fair value.  An impairment loss would be recognized in an amount equal to that excess as a charge to noninterest expense in the consolidated statement of operations.

The closure of three large regional banks during the year ended December 31, 2023, coupled with the drastic change in macroeconomic conditions and persistent rate increases by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) caused a significant decline in bank stock prices including our own.  These triggering events required an updated assessment of our goodwill as of June 30, 2023, which concluded that our goodwill was impaired.  As a result, we recorded a goodwill impairment charge equal to our entire goodwill balance of $215.3 million in the second quarter of 2023 as the estimated fair value of equity was less than book value.  The updated assessment utilized three approaches, each receiving equal weighting: (1) the guideline public company (“GPC”) method which compares benchmarking data of the Company to a set of comparable GPCs; (2) the guideline transaction (“GT”) method utilizing financial results of the Company for the latest twelve months and comparing to publicly available transaction data, and (3) a discounted cash flow method, taking into consideration expectations of the Company’s growth and profitability going forward.  The goodwill impairment was a non-cash charge and had no impact on our regulatory capital ratios, cash flows, or liquidity position.

Core deposit intangibles are deemed to have definite useful lives and arise from whole bank acquisitions.  Core deposit intangibles are amortized on an accelerated method over their estimated useful lives, which range from 7 to 10 years. At December 31, 2025 and 2024, core deposit intangible assets totaled $2.4 million and $3.6 million, respectively, and we recognized $1.2 million, $1.4 million and $1.6 million in core deposit intangible amortization expense in 2025, 2024 and 2023, respectively.

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
Years Ended December 31, 2025, 2024, and 2023

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

The hedging instrument is a pay-fixed, receive variable interest rate swap agreement having a beginning notional amount of $450 million. The Bank pays quarterly interest at a fixed rate of 3.583% and receives quarterly interest payments calculated at the Daily Simple SOFR over the same period. The original term of the agreement was five years, expiring on February 1, 2029. On March 28, 2024, the original hedge position notional amount was reduced by $100 million, and a corresponding amount of the hedged item was simultaneously de-designated, resulting in the recording of a gain of $1.7 million, classified as capital markets activities on the accompanying statements of operations.

At December 31, 2025, the fair value of the cash flow hedge was $(6.9) million and is classified in derivative liabilities with a corresponding amount classified as a component of AOCI on the accompanying balance sheet.  At December 31, 2024, the fair value of the cash flow hedge was $5.1 million and is classified in derivative assets with a corresponding amount classified as a component of AOCI on the accompanying balance sheet.

On January 29, 2025, the Bank entered into an interest rate swap agreement with an institutional counterparty to hedge the interest rate risk to earnings associated with fair value changes in the valuation allowance previously established as a result of loans that were reclassified from loans held for investment to loans held for sale during the second half of 2024.  The hedging instrument is a pay-fixed, receive variable interest rate swap agreement with a notional amount of $1.0 billion that will amortize down to $400 million over four years.  The Bank will pay quarterly interest at a fixed rate of 4.03% and receive quarterly interest payments calculated at the Daily Simple SOFR over the same period.  The original term of the agreement was four years, expiring on January 29, 2029.  Since the fair value changes of the valuation allowance for reclassified loans in loans held for sale already flow through earnings, the Bank has elected to not designate the hedge for hedge accounting to ensure that changes in the derivative’s value are reported in current earnings each period.

Interest rate swaptions hedge the interest rate exposure of the Company against changes in the fair value of fixed rate callable assets when the benchmark rate exceeds the strike rate of the hedging instrument. During the fourth quarter of 2025, the Company purchased a combined $1.2 billion of interest rate swaptions which were designated as fair value hedges utilizing the portfolio layer method (ASC 815-20-25-12A). The hedged item for each swaption was a pool of fixed-rate callable available-for-sale securities or a pool of loans. For those hedging relationships, the Company excludes time value from the assessment of hedge effectiveness and recognizes changes in intrinsic value of the swaptions in current earnings in net interest income. The change in the time value of the swaptions is recognized in other comprehensive income (loss) and amortized into earnings (net interest income) over its legal term. As of December 31, 2025, we held one fixed rate payer swaption with a notional amount of $662 million and an expiration date on April 30, 2026, one fixed rate payer swaption with a notional amount of $304 million and an expiration date on April 30, 2026, one fixed rate payer swaption with a notional amount of $175 million and an expiration date on April 30, 2026, and one fixed rate payer swaption with a notional amount of $60 million and an expiration date on April 30, 2026.

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative instrument as well as the offsetting loss or gain on the hedged asset or liability attributable to the hedged risk are recognized in current earnings. The gain or loss on the derivative instrument is presented on the same income statement line item as the earnings effect of the hedged item. The Company utilizes interest rate swaps designated as fair value hedges to mitigate the effect of changing interest rates on the fair values of certain fixed-rate callable assets including available-for-sale securities and loans. The hedging strategy economically converts the fixed interest rates to variable interest rates based on federal funds rates or SOFR. During the fourth quarter of 2025, the Company executed five interest rate swap agreements for a total notional amount of $799 million.

Under the portfolio layer method, the hedged item is designated as a hedged layer on a closed portfolio of available-for-sale securities that is anticipated to remain outstanding throughout the hedge period ending April 1, 2030.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

NOTE 10: LOAN SALES AND MORTGAGE SERVICING RIGHTS

The Company retained servicing rights for most of the loans sold and recognized mortgage servicing rights in connection with multifamily loan sale transactions that occurred in 2025, 2024, as well as 2021 and prior.  As of December 31, 2025 and 2024, mortgage servicing rights net of valuation allowance totaled $8.2 million and $6.4 million, respectively, and is classified as a component of other assets in the accompanying consolidated balance sheets. The amount of loans serviced for others totaled $1.8 billion and $1.3 billion at December 31, 2025 and 2024, respectively. Servicing fees collected in 2025, 2024, and 2023 were $4.3 million, $2.5 million, and $2.5 million, respectively.

In 2025, $1.0 billion principal balance of multifamily loans were sold, and the Company recognized a loss of $9.6 million in earnings and recorded mortgage servicing rights asset of $3.8 million on the consolidated balance sheet.

In 2024, $489 million principal balance of multifamily loans were sold, and the Company recognized a gain of $4.4 million in earnings and recorded a mortgage servicing right asset of $2.8 million on the consolidated balance sheets.  There were no loan sale transactions in 2023 that resulted in the recognition of mortgage servicing rights.  There were no loan purchase transactions in 2025 or 2024.

NOTE 11: DEPOSITS

The following table summarizes the outstanding balance of deposits and average rates paid thereon as of:

	2025		2024
		Weighted		Weighted
(dollars in thousands)	Amount	Average Rate	Amount	Average Rate
Demand deposits:
Noninterest-bearing	$1,235,589	—	$1,956,628	—
Interest-bearing	1,677,461	2.70%	1,995,397	3.29%
Money market and savings	3,530,134	3.29%	3,524,801	3.60%
Certificates of deposit	2,841,386	4.24%	2,393,453	4.72%
Total	$9,284,570	3.04%	$9,870,279	3.09%

The following table provides the remaining maturities of certificates of deposit accounts greater than $250,000 as of:

	December 31, 2025	December 31, 2024
Large Denomination Certificates of Deposit Maturity Distribution	(dollars in thousands)

3 months or less	$85,998	$76,691
Over 3 months through 6 months	64,187	44,619
Over 6 months through 12 months	31,809	92,960
Over 12 months	—	13,417
Total	$181,994	$227,687

Large depositor relationships, consisting of deposit relationships which exceed 2% of total deposits, accounted for, in the aggregate, 9.7% and 19.7% of our total deposits as of December 31, 2025 and 2024, respectively.  The composition of our large depositor relationships includes mortgage servicing clients who have maintained long-term depository relationships with us.  The balances in these depository accounts are subject to seasonal inflows and outflows, common in the mortgage servicing industry, and average balances in the portfolio unexpectedly grew in the later part of 2024.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

Accrued interest payable on deposits, which is included in accounts payable and other liabilities, was $24.7 million and $27.7 million at December 31, 2025 and 2024, respectively.

NOTE 12: BORROWINGS

The Bank has established secured and unsecured lines of credit under which it may borrow funds from time to time on a term or overnight basis from the FHLB, Federal Reserve Bank of San Francisco (the “Federal Reserve Bank”), and other institutions.  At December 31, 2025, our borrowings consisted of $1.0 billion in FHLB putable advances at the Bank, $400 million of FHLB term advances at the Bank, $18 million in repurchase agreements at the Bank, and a $12.5 million line of credit at the holding company.  At December 31, 2024, our borrowings consisted of $1.0 billion in FHLB putable advances at the Bank, $400 million of FHLB term advances at the Bank, and $25 million in repurchase agreements at the Bank.

FHLB Advances

The FHLB putable advances outstanding at December 31, 2025 had a weighted average remaining life of 5.25 years and a weighted average interest rate of 3.74%.  The putable advances can be called quarterly until maturity at the option of the FHLB at various put dates. $300 million were eligible for exercising in March 2025 and the remaining $700 million were eligible for exercising beginning in June 2025. None of the puts were exercised in 2025.

The FHLB term advances outstanding at December 31, 2025 and December 31, 2024 consisted of the following:

$300 million in a three-year fixed-rate advance maturing on May 28, 2027 at an interest rate of 4.95%

$100 million in a five-year fixed-rate advance maturing on June 28, 2028 at an interest rate of 4.21%

FHLB advances are collateralized primarily by loans secured by single-family, multifamily, and commercial real estate properties with a market value of $3.3 billion and $4.1 billion as of December 31, 2025 and December 31, 2024, respectively.  The Bank’s total unused borrowing capacity from the FHLB was $1.4 billion and $1.7 billion as of December 31, 2025 and December 31, 2024, respectively.  The Bank had in place $151 million in letters of credit from the FHLB as of December 31, 2025, $141 million of which is used as collateral for the 2024 multifamily loan sale/securitization, and $10 million of which is used as collateral for public fund deposits.

The FHLB putable advances outstanding at December 31, 2024 had a weighted average remaining life of 6.25 years and a weighted average interest rate of 3.74%.

Federal Reserve Bank Borrowings

The Bank has a secured line of credit with the Federal Reserve Bank including the secured borrowing capacity through the Federal Reserve Bank’s Discount Window, and Borrower-in-Custody (“BIC”) programs.  Borrowings under the BIC program are overnight advances with interest chargeable at the primary credit borrowing rate.  At December 31, 2025, the Bank did not have any borrowings outstanding under any of the Federal Reserve Bank programs.  At December 31, 2025, the Bank had secured unused borrowing capacity of $1.8 billion under this agreement.

At December 31, 2024, the Bank did not have any borrowings outstanding under any of the Federal Reserve Bank programs.  At December 31, 2024, the Bank had secured unused borrowing capacity of $1.1 billion under this agreement.

Uncommitted Credit Facilities:

The Bank has a total of $240 million in borrowing capacity through unsecured federal funds lines, ranging in size from $20 million to $100 million, with six correspondent financial institutions.  At December 31, 2025 and 2024, there were no balances outstanding under these arrangements.

Holding Company Line of Credit:

FFI has entered into a loan agreement with an unaffiliated lender that provides for a revolving line of credit for up to $20 million maturing in June 2026. The loan bears an interest rate of Prime rate, plus 50 basis points (0.50%). FFI’s

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

obligations under the loan agreement are secured by, among other things, a pledge of all of its equity in the Bank. As of December 31, 2025, there was a $12.5 million balance outstanding under this agreement.

We had a breach to one of our debt covenants under the agreement, but we received a waiver from the lender. We maintain the ability to pay off the line of credit with FFI cash and liquidity from our FFA subsidiary.

Repurchase Agreements:

The repurchase agreements are treated as overnight borrowings with the balance associated with obligations to repurchase securities sold reflected as a liability.  The investment securities underlying these agreements remain in the Company’s securities AFS portfolio.  As of December 31, 2025 and December 31, 2024, the repurchase agreements are collateralized by investment securities with a fair value of approximately $70.5 million and $77.3 million, respectively.

NOTE 13: SUBORDINATED DEBT

At December 31, 2025 and December 31, 2024, FFI had two issuances of subordinated notes outstanding with an aggregate carrying value of $174 and $173 million, respectively.  At December 31, 2025 and December 31, 2024, FFI was in compliance with all covenants under its subordinated debt agreements.  The following table summarizes the outstanding subordinated notes as of the dates indicated:

		Current	Current	Carrying Value
	Stated	Interest	Principal	December 31,	December 31,
(dollars in thousands)	Maturity	Rate	Balance	2025	2024
Subordinated notes
Subordinated notes due 2032, 3.50% per annum until February 1, 2027, 3-month SOFR + 2.04% thereafter.	February 1, 2032	3.50%	$150,000	$148,538	$148,298
Subordinated notes due 2030, 6.0% per annum until June 30, 2025, 3-month SOFR + 5.90% thereafter.	June 30, 2030	10.19%	24,165	24,983	25,161
Total			$174,165	$173,521	$173,459

NOTE 14: SHAREHOLDERS’ EQUITY

FFI is a holding company and does not have any direct operating activities. Any future cash flow needs of FFI are expected to be met by its existing cash and cash equivalents and dividends from its subsidiaries. The Bank is subject to various laws and regulations that limit the amount of dividends that a bank can pay without obtaining prior approval from bank regulators.  FFI’s cash and cash equivalents totaled $11.2 million and $7.7 million at December 31, 2025 and 2024, respectively.

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
Years Ended December 31, 2025, 2024, and 2023

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

On September 30, 2024, stockholders approved and adopted an amendment to the Company’s certificate of incorporation, as amended, to increase the number of authorized shares of common stock from 100,000,000 shares to 200,000,000 shares, and also approved the issuance of shares of common stock in connection with the July 2024 Capital Raise pursuant to NYSE listing rules.  As a result of these approvals, all of the issued and outstanding shares of the Series B Preferred Stock automatically converted into shares of common stock as of the close of business on October 2, 2024, in accordance with the terms of the Certificate of Designation for the Series B Preferred Stock.  In addition, the quarterly non-cumulative cash dividend (annual rate of 13%) and liquidation preference rights of the Series A Preferred Stock ceased to apply.  Shares of Series A Preferred Stock (a) are now entitled to receive dividends at the same time and on the same terms as shares of common stock in accordance with the Certificate of Designation for the Series A Preferred Stock, and (b) rank as equal to shares of common stock in any liquidation of the Company.  Furthermore, the Company will not be required to issue any cash-settled warrants to the investors who participated in the July 2024 Capital Raise.  At December  31, 2025, there were no declared dividends outstanding with respect to the Series A Preferred Stock.

FFB has agreed not to pay dividends to the Company without the FDIC and DFPI’s prior written approval.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

NOTE 15: EARNINGS PER SHARE

Basic earnings per share (“EPS”) excludes dilution and is computed by dividing net income or loss available to common shareholders by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if contracts to issue common stock were exercised or converted into common stock that would then share in earnings. Contracts to issue common stock include warrants, convertible preferred stock, stock options, restricted stock, and other contingent shares.  As the average common share price was above the $5.125 per share exercise price (on an as-converted basis) of the warrants, the warrants would have been included in the dilutive share count and diluted earnings per share as of December 31, 2025, if the Company had positive earnings for the period. The following table sets forth the Company’s earnings per share calculations for the years ended December 31:

	2025		2024		2023
(dollars in thousands, except per share amounts)	Basic	Diluted	Basic	Diluted	Basic	Diluted
Net loss	$(155,157)	$(155,157)	$(92,407)	$(92,407)	$(199,064)	$(199,064)
Weighted average basic common shares outstanding	82,506,015	82,506,015	65,598,430	65,598,430	56,426,093	56,426,093
Dilutive effect of options, restricted stock, warrants, and contingent shares issuable		—		—		—
Diluted common shares outstanding		82,506,015		65,598,430		56,426,093
Net loss per share	$(1.88)	$(1.88)	$(1.41)	$(1.41)	$(3.53)	$(3.53)

Stock options for the 22,550 shares of common stock outstanding at December 31, 2023 were not considered in computing earnings per share because they are antidilutive. There were no stock options outstanding as of December 31, 2025.

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

In 2024, shareholders approved an equity incentive plan (“2024 Plan”) that replaced the 2015 Plan with respect to issuing new equity compensation awards.   Awards outstanding under the 2015 Plan will continue to be governed by the terms of the 2015 Plan.  The 2024 Plan permits the discretionary award of incentive stock options (“ISOs”), nonqualified stock options (“NSOs”), stock appreciation rights (“SARs”), and restricted stock units to directors, officers, employees and consultants or the directors, officers, employees, and consultants of any of the Company’s subsidiaries or affiliates as well as prospective employees and consultants who have agreed to serve the Company.  The 2024 Plan was amended in 2025 to, among other things, increase the maximum number of shares that may be issued under the 2024 Plan to 4,000,000 shares of common stock, which number is subject to adjustment per terms of the 2024 Plan.

The Company recognized stock-based compensation expense of $5.3 million, $2.0 million, and $1.7 million in 2025, 2024, and 2023, respectively, related to RSUs.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

Stock options, when granted, have an exercise price not less than the current market value of the common stock and expire after ten years if not exercised. If applicable, vesting periods are set at the date of grant and the Plans provide for accelerated vesting should a change in control occur.

The following table summarizes the activities in the Plans during 2023:

		Weighted Average	Weighted Average
(dollars in thousands except		Exercise Price per	Remaining	Aggregate
per share amounts)	Options Granted	Share	Contractual Term	Intrinsic Value
Balance: December 31, 2023	22,550	$9.00
Options forfeited	(22,550)	9.00
Balance: December 31, 2024	—	—
Options exercisable	—	$—		$

The intrinsic value of stock options exercised in 2023 was $0.

The following table provides a summary of the RSUs issued by the Company under its equity incentive plans for the periods ended December 31:

	2025		2024		2023
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value
Balance: January 1	950,265	$3.87	146,384	$(9.12)	199,016	$31.92
New RSUs	1,216,229	5.33	1,053,224	7.66	267,480	14.04
Shares vested and issued	(308,906)	8.15	(119,040)	14.06	(158,478)	18.90
RSUs forfeited	(450,763)	5.94	(130,303)	10.61	(161,634)	18.82
Balance December 31	1,406,825	$3.52	950,265	$3.87	146,384	$(9.12)

The fair value of the shares vested and issued was $1.7 million, $0.9 million and $1.9 million in 2025, 2024 and 2023, respectively. As of December 31, 2025, the Company had $4.9 million of unrecognized compensation costs related to outstanding RSUs, which will be recognized through March 2028 subject to the related vesting requirements.

NOTE 17: 401(k) PROFIT SHARING PLAN

The Company’s employees participate in the Company’s 401(k) profit sharing plan (the “401k Plan”) that covers all employees eighteen years of age or older who have completed three months of employment. Each employee eligible to participate in the 401k Plan may contribute up to 100% of his or her compensation, subject to certain statutory limitations.. In 2025, 2024, and 2023, the Company matched 100% of a participant’s contribution up to 3% of a participant’s compensation and an additional 50% of a participant’s contribution up to the next 2% of a participant’s compensation. These employer contributions are subject to the plan’s vesting schedule. The Company contributions of $2.0 million, $2.0 million and $2.4 million were included in compensation and benefits for 2025, 2024 and 2023, respectively. The Company may also make an additional profit-sharing contribution on behalf of eligible employees. No profit-sharing contributions were made in 2025, 2024 or 2023.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

NOTE 18: INCOME TAXES

The Company is subject to federal income tax and California franchise tax. Income tax expense (benefit) was as follows for the years ended December 31:

(dollars in thousands)	2025	2024	2023
Current expense (benefit):
Federal	$6,833	$4,534	$4,536
State	130	266	(1,924)
Deferred expense (benefit):
Federal	(24,201)	(39,052)	(3,170)
State	(850)	(10,721)	(442)
Total current and deferred benefit	(18,088)	(44,973)	(1,000)
Change in valuation allowance expense	101,700	—	—
Total	$83,612	$(44,973)	$(1,000)

All losses before income tax expense were from U.S. operations for the years ended December 31, 2023 through 2025.

The following is a comparison of the federal statutory income tax rates to the Company’s effective income tax rate for the years ended December 31:

	2025
(dollars in thousands)	Amount	Rate
U.S. federal statutory income tax	$(15,024)	21.00%
Domestic state and local income taxes, net of federal effect	3,548	(4.96)%
Domestic federal tax effects:
Nontaxable and nondeductible items
Tax exempt interest income	(2,835)	3.96%
Merger costs	1,276	(1.78)%
Partnership losses	(1,108)	1.55%
Tax credits	(9,022)	12.61%
Other items:
Low income housing, net benefit	6,833	(9.55)%
Deferred tax expense from change in accounting method for LIHTC investments	4,590	(6.42)%
Windfall benefit – exercise of stock options	177	(0.25)%
Other	190	(0.27)%
Change in valuation allowance	94,987	(132.77)%
Effective tax rate	$83,612	(116.87)%

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

	2024		2023
(dollars in thousands)	Amount	Rate	Amount	Rate
(Loss) income before taxes	$(137,380)		$(200,064)
Federal tax statutory rate	$(28,850)	21.00%	$(42,013)	21.00%
State tax, net of Federal benefit	(9,382)	6.83%	(14,435)	7.22%
Windfall benefit – exercise of stock options	333	(0.24)%	299	(0.15)%
Goodwill impairment	—	—%	60,733	(30)%
Low income housing, net benefit	(4,093)	2.98%	(1,020)	0.51%
Tax exempt interest income	(3,713)	2.70%	(3,751)	1.87%
Other items, net	732	(0.53)%	(813)	0.41%
Effective tax rate	$(44,973)	32.74%	$(1,000)	0.50%

As a result of the valuation allowance, the Company changed the method that it accounts for low-income tax housing credit investments from the proportional amortization method to the equity method.

The Company’s state tax primarily consists of California, Florida, and Texas.

Deferred taxes are a result of differences between income tax accounting and generally accepted accounting principles with respect to income tax recognition. The following is a summary of the components of the net deferred tax assets recognized in the accompanying consolidated balance sheets at December 31:

(dollars in thousands)	2025	2024
Deferred tax assets (liabilities)
Allowance for credit losses	$25,593	$11,788
Net operating loss	55,466	50,467
LIHTC tax credit carryforwards	17,471	8,310
State taxes	27	27
Stock-based compensation	1,008	223
Market valuation: merger	2,491	2,704
Capital activities – mark to market	349	500
Compensation related	1,061	1,044
Core deposit intangible	(668)	(990)
Prepaid expenses	(2,227)	(2,143)
Depreciation	(776)	(1,257)
Accumulated other comprehensive income	561	3,599
LIHTC partnership investment	(5,783)	—
Other	4,061	2,378
Valuation allowance	(98,634)	—
Net deferred tax assets	$—	$76,650

As part of a merger in 2012, the Company acquired operating loss carryforwards of $13.4 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code and expire in 2032. As a result, the Company will only be able to utilize operating loss carryforwards of $7.6 million, ratably over a period of 20 years. As part of a merger in 2015, the Company acquired operating loss carryforwards of $3.6 million. These operating loss carryforwards are subject to limitation under Section 382 of the Internal Revenue Code and expire in 2035. As part of the mergers in 2017 and 2018, the Company acquired operating loss carryforwards of $0.7 and $3.2 million, respectively. These operating loss carryforwards are subject to limitations under Section 382 of the Internal Revenue Code and have been fully utilized as of the end of 2020.  As of December 31, 2025, the remaining operating loss carryforwards from acquisitions available to be utilized by the Company were $5.2 million. The Company estimates it will have at total $200 million of net operating loss carryforwards at December 31, 2025 that do not expire. The Company has state operating loss carryforwards from acquisitions of $5.6 million that begin to expire in 2031, and state operating loss carryforwards of $146.8 million that begin to expire in 2043.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

The Company has $17.5 million in low-income housing tax credits. $8 million will expire in 2044 and the remainder will expire in 2045.

The Company accounts for income taxes by recognizing deferred tax assets and liabilities based upon future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Management evaluates the realizability of deferred tax assets on a regular basis, considering all available evidence, both positive and negative. Due to the current year’s loss as well as cumulative losses, the Company determined that it is more likely than not that the net deferred tax assets will not be realized and therefore recorded a valuation allowance against its entire net deferred tax asset balance of $98.6 million during the year ended December 31, 2025. The Company will continue to assess the need for a valuation allowance in future periods and will adjust the allowance as necessary based on changes in circumstances or new information.

Company paid $45,000 and $77,000 in state taxes, net of refunds, in 2025 and 2024, respectively.

The Company’s federal income tax returns for the periods 2022 through 2024 are open to audit. The Company’s California and other state income tax returns for the periods ranging between 2021 through 2024 are open to audit. The Company recognizes interest and penalties related to uncertain tax positions in income tax expense. No interest or penalties were recognized during the years presented.

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

The following table presents supplemental lease information at or for the twelve months ended December:

(dollars in thousands)	2025	2024
Balance Sheet:
Right-of-use assets	$18,469	$22,313
Lease liabilities	24,283	28,321

	2025	2024	2023
Statement of Operations:
Operating lease cost classified as occupancy and equipment expense	$6,906	$6,661	$7,446

Weighted average lease term, in years	4.62	5.26	5.36
Weighted average discount rate	5.57%	5.50%	5.73%
Operating cash flows	$6,850	$6,053	$6,869

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

Lease expense for 2025, 2024, and 2023 was $5.7 million, $6.7 million, and $6.9 million, respectively and is included in occupancy and depreciation expense in the consolidated statements of operations. Future minimum lease commitments under all non-cancelable operating leases at December 31, 2024 are as follows:

(dollars in thousands)
2026	$6,789
2027	5,946
2028	5,915
2029	4,830
2030	1,881
2030 and after	2,045
Total future minimum lease payments	$27,406
Discount on cash flows	(3,123)
Total lease liability	$24,283

NOTE 20: COMMITMENTS AND CONTINGENCIES

Financial Instruments with Off-Balance Sheet Risk

In the normal course of business, the Bank is a party to financial instruments with off-balance sheet risk to meet the financing needs of customers and to reduce exposure to fluctuations in interest rates. These financial instruments may include commitments to extend credit and standby and commercial letters of credit. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Standby and commercial letters of credit and financial guarantees are conditional commitments issued by the Bank to guarantee the performance of a customer to a third party. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. The following table provides the off-balance sheet arrangements of the Bank as of December 31:

(dollars in thousands)	2025	2024
Commitments to fund new loans	$778	$—
Commitments to fund under existing loans, lines of credit	1,124,434	1,032,887
Commitments under standby letters of credit	22,820	34,901

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

Litigation

From time to time, the Company may become party to various lawsuits which have arisen in the course of business. While it is not possible to predict with certainty the outcome of such litigation, it is the opinion of management,

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

based in part upon opinions of counsel, that the liability, if any, arising from such lawsuits would not have a material adverse effect on the Company’s financial position or results of operations.

NOTE 21: RELATED-PARTY TRANSACTIONS

The Bank held $1.4 million and $2.4 million of deposits from related parties, including directors and executive officers of the Company and their affiliates, as of December 31, 2025 and December 31, 2024, respectively. Interest paid on deposit accounts held by related parties was $8,000 in 2025, $17,000 in 2024 and $180,000 in 2023.

As of December 31, 2023, related parties, including directors and executive officers of the Company and their affiliates, held $4.8 million in assets under management with FFA and FFB. In 2023 the Company received $20,000 in fees related to these assets under management.

NOTE 22: QUALIFIED AFFORDABLE HOUSING PROJECT INVESTMENTS

The Company began investing in qualified affordable housing projects in the last quarter of 2019. These investments may qualify for Community Reinvestment Act (“CRA”) credit and generate low-income housing tax credits (“LIHTC”) and other tax benefits over an approximate 10-year period. The Company records these investments using the proportional amortization method and amortizes the initial cost of the investment in proportion to the tax benefits, and the net benefit is recognized in the statement of operations as a component of income tax expense.

At December 31, 2025 and December 31, 2024, the balance of the investment for qualified affordable housing projects were $64.2 million and $73.6 million, respectively. Total unfunded commitments related to the investments in qualified affordable housing projects was $6.9 million and $27.1 million at December 31, 2025 and December 31, 2024, respectively. The Company expects to fulfill these commitments between 2024 and 2038.

During 2025, 2024, and 2023, the Company recognized amortization expense of $8.7 million, $8.7 million, and $7.4 million, respectively, and recognized tax credits from its investment in affordable housing tax credits of $10.5 million, $8.0 million, and $6.2 million respectively. These amounts were included within income tax expense. The Company had no impairment losses during 2025, 2024 and 2023.

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
Years Ended December 31, 2025, 2024, and 2023

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

Quantitative measures established by the regulators to ensure capital adequacy require FFI and the Bank to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier 1 capital (as defined) to assets (as defined). Management believes, as of December 31, 2025 and December 31, 2024, that FFI and the Bank met all capital adequacy requirements.

The following table sets forth the capital and capital ratios of FFI (on a consolidated basis) and FFB (on a stand-alone basis) as of the respective dates and as compared to the respective regulatory requirements applicable to them:

					To Be Well-Capitalized
			For Capital		Under Prompt Corrective
	Actual		Adequacy Purposes		Action Provisions
(dollars in thousands)	Amount	Ratio	Amount	Ratio	Amount	Ratio
FFI
December 31, 2025
Common equity tier 1 ratio	$823,501	10.75%	$344,865	4.50%
Leverage ratio	910,298	7.61%	478,513	4.00%
Tier 1 risk-based capital ratio	910,298	11.88%	459,821	6.00%
Total risk-based capital ratio	1,179,651	15.39%	613,094	8.00%
December 31, 2024
Common equity tier 1 ratio	$912,919	10.54%	$389,938	4.50%
Leverage ratio	1,000,568	7.55%	530,093	4.00%
Tier 1 risk-based capital ratio	1,000,568	11.55%	519,917	6.00%
Total risk-based capital ratio	1,209,565	13.96%	693,223	8.00%
FFB
December 31, 2025
Common equity tier 1 ratio	$1,066,738	13.97%	$343,537	4.50%	$496,220	6.50%
Leverage ratio	1,066,738	8.94%	477,535	4.00%	596,918	5.00%
Tier 1 risk-based capital ratio	1,066,738	13.97%	458,049	6.00%	610,732	8.00%
Total risk-based capital ratio	1,162,206	15.22%	610,732	8.00%	763,415	10.00%
December 31, 2024
Common equity tier 1 ratio	$1,141,374	13.22%	$388,449	4.50%	$561,092	6.50%
Leverage ratio	1,141,374	8.63%	529,129	4.00%	661,412	5.00%
Tier 1 risk-based capital ratio	1,141,374	13.22%	517,931	6.00%	690,575	8.00%
Total risk-based capital ratio	1,176,913	13.63%	690,575	8.00%	863,219	10.00%

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

As of December 31, 2025, the amount of capital at FFB in excess of amounts required to be well capitalized was $571 million for the Common equity tier 1 ratio, $470 million for the Leverage ratio, $456 million for the Tier 1 risk-based

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

capital ratio and $399 million for the Total risk-based capital ratio. No conditions or events have occurred since December 31, 2025 that we believe have changed FFI’s or FFB’s capital adequacy classifications from those set forth in the above table.

NOTE 24: NONINTEREST INCOME

The following table represents revenue from contracts with customers as well as other noninterest income for the years ended December 31:

(dollars in thousands)	2025	2024	2023
Asset management, consulting and other fees:
Wealth management	$27,328	$29,462	$28,165
Trust fees	6,650	6,458	6,753
Consulting fees	395	309	354
Total	$34,373	$36,229	$35,272

Other income (loss):
Deposit fees	$2,167	$1,843	$2,019
Loan related fees	7,683	5,608	7,213
Valuation gain (loss) on equity investment	(42)	204	1
Other	644	2,431	2,542
Total	$10,452	$10,086	$11,775

Valuation loss on equity investment at December 31, 2025 relates to the Company’s equity investment in NYDIG which is recorded as a component of other assets in the consolidated balance sheets.

NOTE 25: OTHER EXPENSES

The following items are included in the consolidated statements of operations as other expenses for the years ended December 31:

(dollars in thousands)	2025	2024	2023
Regulatory assessments	$21,503	$20,454	$14,729
Directors’ compensation expenses	1,203	1,073	1,009

The increase in regulatory assessment expense is due to an increase in FDIC insurance premiums.

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

NOTE 26: SEGMENT REPORTING

In 2025, 2024, and 2023 the Company had two reportable business segments: Banking (“FFB”) and Wealth Management (“FFA”). The results of FFI and any elimination entries are included in the column labeled Other. The reportable segments are determined by products and services offered and the corporate structure. Business segment earnings before taxes are the primary measure of the segment’s performance as evaluated by management. Business segment earnings before taxes include direct revenue and expenses of the segment as well as corporate and inter-company cost allocations. Allocations of corporate expenses, such as finance and accounting, data processing and human resources, are calculated based on estimated activity or usage levels. The management accounting process measures the performance of the operating segments based on the Company’s management structure and is not necessarily comparable with similar information for other financial services companies. If the management structures and/or the allocation process changes, allocations, transfers and assignments may change.

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

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

		Wealth
(dollars in thousands)	Banking	Management	Other	Total
2025:
Interest income	$540,989	$—	$—	$540,989
Interest expense	346,159	—	7,427	353,586
Net interest income	194,830	—	(7,427)	187,403
Provision for credit losses	64,306	—	—	64,306
Noninterest income	20,382	28,435	(1,443)	47,374
Noninterest expense
Compensation and benefits	76,531	20,911	(790)	96,652
Customer service costs	44,110	—	—	44,110
Professional services and marketing costs	22,269	3,962	6,957	33,188
Other	63,671	2,608	1,787	68,066
(Loss) income before income taxes	(55,675)	954	(16,824)	(71,545)
Income tax (benefit) expense	77,255	364	5,993	83,612
Net (loss) income	$(132,930)	$590	$(22,817)	$(155,157)

2024:
Interest income	$610,996	$—	$—	$610,996
Interest expense	421,503	—	6,849	428,352
Net interest income	189,493	—	(6,849)	182,644
Provision for credit losses	20,700	—	—	20,700
Noninterest income	22,518	30,583	(1,456)	51,645
LHFS LOCOM adjustment	(117,517)	—	—	(117,517)
Noninterest expense
Compensation and benefits	64,954	16,602	2,361	83,917
Customer service costs	63,586	—	—	63,586
Professional services and marketing costs	12,574	3,825	1,598	17,997
Other	63,903	2,606	1,443	67,952
(Loss) income before income taxes	(131,223)	7,550	(13,707)	(137,380)
Income tax expense (benefit)	(43,790)	2,129	(3,312)	(44,973)
Net (loss) income	$(87,433)	$5,421	$(10,395)	$(92,407)

2023:
Interest income	$573,691	$—	$—	$573,691
Interest expense	364,310	—	7,076	371,386
Net interest income	209,381	—	(7,076)	202,305
Provision (reversal) for credit losses	(482)	—	—	(482)
Noninterest income	21,540	29,358	(1,547)	49,351
Noninterest expense
Goodwill impairment	215,252	—	—	215,252
Compensation and benefits	67,114	16,049	1,134	84,297
Customer service costs	76,806	—	—	76,806
Professional services and marketing costs	9,626	3,487	2,071	15,184
Other	56,968	2,564	1,131	60,663
Income (loss) before income taxes	(194,363)	7,258	(12,959)	(200,064)
Income tax expense (benefit)	560	2,072	(3,632)	(1,000)
Net income (loss)	$(194,923)	$5,186	$(9,327)	$(199,064)

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

The following tables show the financial position for each of our business segments, and of FFI which is included in the column labeled Other, and the eliminating entries used to arrive at our consolidated totals at December 31:

		Wealth
(dollars in thousands)	Banking	Management	Other	Eliminations	Total
2025:
Cash and cash equivalents	$1,624,454	$14,226	$11,179	$(24,989)	$1,624,870
Securities AFS, net	2,430,475	—	—	—	2,430,475
Securities HTM, net	634,333	—	—	—	634,333
Loans held for sale	261,448	—	—	—	261,448
Loans held for investment, net	6,635,328	—	—	—	6,635,328
Investment in FHLB Stock	43,616	—	—	—	43,616
Accrued interest receivable	45,822	—	—	—	45,822
Deferred taxes	—	—	—	—	—
Premises and equipment, net	34,444	83	136	—	34,663
Real estate owned ("REO")	6,210	—	—	—	6,210
Bank owned life insurance	51,405	—	—	—	51,405
Core deposit intangibles	2,400	—	—	—	2,400
Derivative assets	8,785	—	—	—	8,785
Other assets	103,242	405	1,097,878	(1,076,803)	124,722
Total assets	$11,881,962	$14,714	$1,109,193	$(1,101,792)	$11,904,077
Deposits	$9,309,559	$—	$—	$(24,989)	$9,284,570
Borrowings	1,418,018	—	12,500	—	1,430,518
Subordinated debt	—	—	173,521	—	173,521
Derivative liabilities	6,938	—	—	—	6,938
Intercompany balances	2,583	1,230	(3,813)	—	—
Accounts payable and other liabilities	78,874	2,671	14,398	—	95,943
Shareholders’ equity	1,065,990	10,813	912,587	(1,076,803)	912,587
Total liabilities and equity	$11,881,962	$14,714	$1,109,193	$(1,101,792)	$11,904,077
2024:
Cash and cash equivalents	$1,015,832	$20,668	$7,692	$(28,060)	$1,016,132
Securities AFS, net	1,313,885	—	—	—	1,313,885
Securities HTM, net	712,105	—	—	—	712,105
Loans held for sale	1,285,819	—	—	—	1,285,819
Loans held for investment, net	7,909,091	—	—	—	7,909,091
Investment in FHLB Stock	37,869	—	—	—	37,869
Accrued interest receivable	54,804	—	—	—	54,804
Deferred taxes	69,669	(3,004)	9,985	—	76,650
Premises and equipment, net	35,492	178	136	—	35,806
Real estate owned ("REO")	6,210	—	—	—	6,210
Bank owned life insurance	49,993	—	—	—	49,993
Core deposit intangibles	3,558	—	—	—	3,558
Derivative assets	5,086	—	—	—	5,086
Other assets	112,485	524	1,231,925	(1,206,677)	138,257
Total assets	$12,611,898	$18,366	$1,249,738	$(1,234,737)	$12,645,265
Deposits	$9,898,339	$—	$—	$(28,060)	$9,870,279
Borrowings	1,425,369	—	—	—	1,425,369
Subordinated debt	—	—	173,459	—	173,459
Intercompany balances	(1,031)	(2,046)	3,077	—	—
Accounts payable and other liabilities	100,549	2,406	19,839	1	122,795
Shareholders’ equity	1,188,672	18,006	1,053,363	(1,206,678)	1,053,363
Total liabilities and equity	$12,611,898	$18,366	$1,249,738	$(1,234,737)	$12,645,265

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

NOTE 27: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(dollars in thousands,	First	Second	Third	Fourth
except per share amounts)	Quarter	Quarter	Quarter	Quarter	Full Year
Year Ended December 31, 2025:
Interest income	$141,742	$137,125	$134,737	$127,385	$540,989
Interest expense	89,943	87,043	88,659	87,941	353,586
Net interest income	51,799	50,082	46,078	39,444	187,403
Provision (reversal) for credit losses	3,417	2,366	65,045	(6,522)	64,306
Noninterest income	19,602	1,338	17,519	8,915	47,374
Noninterest expense	61,721	59,924	57,482	62,889	242,016
(Loss) income before income taxes	6,263	(10,870)	(58,930)	(8,008)	(71,545)
Income tax (benefit) expense	(633)	(3,180)	87,393	32	83,612
Net income (loss)	$6,896	$(7,690)	$(146,323)	$(8,040)	$(155,157)
Income (loss) per share
Basic	$0.08	$(0.09)	$(1.78)	$(0.10)	$(1.88)
Diluted	$0.08	$(0.09)	$(1.78)	$(0.10)	$(1.88)
Year Ended December 31, 2024:
Interest income	$150,453	$150,914	$157,156	$152,473	$610,996
Interest expense	112,067	107,085	108,037	101,163	428,352
Net interest income	38,386	43,829	49,119	51,310	182,644
Provision (reversal) for credit losses	577	(806)	282	20,647	20,700
Noninterest income	12,683	13,658	11,937	13,367	51,645
LHFS LOCOM adjustment	—	—	(117,517)	—	(117,517)
Noninterest expense	50,609	55,629	60,225	66,989	233,452
Income (loss) before income taxes	(117)	2,664	(116,968)	(22,959)	(137,380)
Income tax expense (benefit)	(910)	(421)	(34,794)	(8,848)	(44,973)
Net income (loss)	$793	$3,085	$(82,174)	$(14,111)	$(92,407)
Income (loss) per share
Basic	$0.01	$0.05	$(1.23)	$(0.17)	$(1.41)
Diluted	$0.01	$0.05	$(1.23)	$(0.17)	$(1.41)
Year Ended December 31, 2023:
Interest income	$137,000	$145,328	$144,765	$146,598	$573,691
Interest expense	78,245	96,344	92,692	104,105	371,386
Net interest income	58,755	48,984	52,073	42,493	202,305
Provision (reversal) for credit losses	417	887	(2,015)	229	(482)
Noninterest income	11,698	12,079	11,698	13,876	49,351
Noninterest expense
Goodwill impairment	—	215,252	—	—	215,252
Operating	59,340	57,512	64,206	55,892	236,950
Income (loss) before income taxes	10,696	(212,588)	1,580	248	(200,064)
Income tax expense (benefit)	2,200	(300)	(600)	(2,300)	(1,000)
Net income (loss)	$8,496	$(212,288)	$2,180	$2,548	$(199,064)
Income per share
Basic	$0.15	$(3.76)	$0.04	$0.05	$(3.53)
Diluted	$0.15	$(3.76)	$0.04	$0.05	$(3.53)

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

NOTE 28:  PARENT-ONLY FINANCIAL STATEMENTS

BALANCE SHEETS

	December 31,
(dollars in thousands)	2025	2024
ASSETS
Cash and cash equivalents	$11,179	$7,692
Premises and equipment, net	136	136
Deferred taxes	—	9,985
Investment in subsidiaries	1,076,803	1,206,678
Other assets	21,075	25,247
Total Assets	$1,109,193	$1,249,738
LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Borrowings	$12,500	$—
Subordinated debt	173,521	173,459
Intercompany payable	(3,813)	3,077
Accounts payable and other liabilities	14,398	19,839
Total Liabilities	196,606	196,375
Shareholders’ Equity
Preferred Stock	86,797	87,649
Common Stock	83	82
Additional paid-in-capital	855,270	849,509
Retained earnings	(30,119)	125,038
Accumulated other comprehensive loss, net of tax	556	(8,915)
Total Shareholders’ Equity	912,587	1,053,363
Total Liabilities and Shareholders’ Equity	$1,109,193	$1,249,738

STATEMENTS OF OPERATIONS

	For the Year Ended
	December 31,
(dollars in thousands)	2025	2024	2023
Interest expense—borrowings and subordinated debt	$7,427	$6,849	$7,076
Noninterest income:
(Loss) earnings from investment in subsidiaries	(132,340)	(82,012)	(189,737)
Other (loss) income	—	—	(1)
Total noninterest (loss) income	(132,340)	(82,012)	(189,738)
Noninterest expense:
Compensation and benefits	(790)	2,361	1,135
Occupancy and depreciation	7	25	9
Professional services and marketing costs	8,399	3,054	3,617
Other expenses	1,781	1,418	1,120
Total noninterest expense	9,397	6,858	5,881
(Loss) income before income taxes	(149,164)	(95,719)	(202,695)
Income tax (benefit) expense	5,993	(3,312)	(3,631)
Net (loss) income	$(155,157)	$(92,407)	$(199,064)

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the Year Ended
	December 31,
(dollars in thousands)	2025	2024	2023
Net loss	$(155,157)	$(92,407)	$(199,064)
Other comprehensive income (loss), net of tax:
Unrealized holding gains (losses) on securities arising during the period	20,570	2,863	(1,594)
Reclassification adjustment for gain included in net income	(4,195)	(852)	(1,630)
Total change in unrealized gain (loss) on available-for-sale securities	16,375	2,011	(3,224)
Unrealized loss on cash flow hedge arising during this period	(6,304)	3,651	—
Amortization of unrealized loss on securities transferred from available-for-sale to held-to-maturity	(600)	(390)	980
Total other comprehensive income (loss)	9,471	5,272	(2,244)
Total comprehensive loss	(145,686)	(87,135)	(201,308)

FIRST FOUNDATION INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (continued)
Years Ended December 31, 2025, 2024, and 2023

STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31,
(dollars in thousands)	2025	2024	2023
Cash Flows from Operating Activities:
Net (loss) income	$(155,157)	$(92,407)	$(199,064)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Loss (Earnings) from investment in subsidiaries	132,340	82,012	189,737
Stock–based compensation expense	(621)	842	148
Deferred tax liability (benefit)	784	(7,943)	2,407
Decrease in valuation allowance on deferred tax asset	11,548	—	—
(Increase) decrease in other assets	4,860	(36)	3,522
(Decrease) increase in accounts payable and other liabilities	(5,440)	(53)	2,283
Net cash used in operating activities	(11,686)	(17,585)	(967)
Cash Flows from Investing Activities:
Investment in subsidiaries	—	(200,000)	(35,000)
Dividend from subsidiary	9,500	—	47,500
Net cash (used in) provided by investing activities	9,500	(200,000)	12,500
Cash Flows from Financing Activities:
Net (decrease) increase in line of credit	12,500	—	(20,000)
Net increase in subordinated debt	62	62	62
Proceeds from issuance of common stock	—	35,318	—
Proceeds from issuance of preferred stock	—	138,462	—
Proceeds from issuance of warrants	—	54,219	—
Equity issuance costs	—	(13,519)	—
Proceeds from the sale of stock, net	1	—	158
Repurchase of stock	—	—	—
Intercompany accounts, net (increase) decrease	(6,890)	(3,398)	8,447
Dividends paid	—	(1,130)	(9,020)
Net cash provided by (used in) financing activities	5,673	210,014	(20,353)
(Decrease) increase in cash and cash equivalents	3,487	(7,571)	(8,820)
Cash and cash equivalents at beginning of year	7,692	15,263	24,083
Cash and cash equivalents at end of year	$11,179	$7,692	$15,263

NOTE 29: SUBSEQUENT EVENTS

 FFI and FirstSun announced the receipt of regulatory approval from the Board of Governors of the Federal Reserve System to complete the proposed merger of FFI with and into FirstSun on March 12, 2026, and the receipt of regulatory approval from the Office of the Comptroller of the Currency to complete the proposed merger of First Foundation Bank with and into Sunflower Bank on February 25, 2026.  As a result, all necessary bank regulatory approvals to complete the mergers have been received.  The mergers are expected to close on April 1, 2026 subject to the satisfaction or waiver of the remaining closing conditions set forth in the Merger Agreement.

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

As required by SEC rules, an evaluation was performed under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer of the effectiveness as of December 31, 2025, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) under the Exchange Act).  Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2025, the Company’s disclosure controls and procedures were not effective to provide reasonable assurance that information required to be disclosed in the reports that we file under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Changes in Internal Controls

Except as described below under “Remediation Efforts”, there was no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2025, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on criteria for effective internal control over financial reporting described in “Internal Control – Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Management’s assessment included an evaluation of the design and operational effectiveness of the Company’s internal control over financial reporting. Management reviewed the results of its assessment with the Audit Committee of our Board of Directors.

During our evaluation of internal controls over financial reporting as of December 31, 2025, management determined the Company did not design and maintain entity-level controls necessary to support the achievement of its internal control over financial reporting objectives, as management did not design and maintain an effective control environment, perform effective risk assessment processes to identify and assess risks of material misstatement, or perform effective monitoring activities to evaluate whether internal controls were operating as designed. These deficiencies were primarily due to the Company not maintaining sufficient personnel with the requisite expertise in accounting and internal control over financial reporting. These material weaknesses also contributed to ineffective control activities in certain financial reporting processes and information technology systems supporting financial reporting. Specifically:

We identified a material weakness related to the allowance for credit losses due to the following:

●	Insufficient oversight and governance over the ACL model;
●	Insufficient review and information technology controls around certain significant loan-level data inputs into the ACL and credit analyses;
●	Inadequate design of controls over the review of the qualitative factor framework and adjustments; and
●	Insufficient review controls to validate the relevance and reliability of significant ACL model assumptions and qualitative adjustments.

Additionally, we identified a material weakness related to internal controls over the timely review of service organization reports. Specifically, management did not obtain or review service organization control reports or other information regarding the control environment for certain third-party systems that support financial reporting processes during the period. In addition, management did not evaluate whether complementary user entity controls associated with these service providers were identified and implemented, and did not perform procedures to validate the automated controls within these systems that support financial reporting processes.

Based on that assessment, management determined that, as of December 31, 2025, the Company did not maintain effective internal control over financial reporting.  These weaknesses did not result in a material misstatement of our financial results; however, they could lead to a misstatement if not remediated.

The foregoing report on internal control over financial reporting shall not be deemed “filed” for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities of that section.

Crowe, LLP, independent registered public accounting firm, which audited our consolidated financial statements for the fiscal year ended December 31, 2025 included in this Annual Report on Form 10-K, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in their report included in Item 8.

Remediation Efforts

Management implemented a remediation plan to address the material weakness identified in the prior year related to the ACL. The remediation plan included the engagement of external subject matter specialists with relevant ACL expertise to assist management in evaluating control design and recommending enhancements, including oversight and review of ACL model data inputs and assumptions. As a result, management implemented additional review controls and enhanced documentation requirements. Management is continuing to evaluate and test the operating effectiveness of the enhanced controls. The material weakness related to the ACL will be considered remediated only after management concludes the controls have operated for a sufficient period. For further discussion on the Company’s remediation efforts in this area, see Note 5: Allowance for Credit Losses.

Management is redesigning its internal controls to ensure the timely receipt and review of service organization reports. The remediation plan includes clarifying roles, responsibilities, and due dates for obtaining and reviewing service organization reports, establishing a centralized request and tracking process for the reports, and developing a standardized review checklist and documentation standard, which includes the assessment of user entity controls. Management has obtained the service organization reports for key service providers for the current financial reporting period and did not identify any reports with adverse audit opinions or material control deficiencies.

Item 9B.   Other Information.

None of our directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement (as defined in Item 408(c) of Regulation S-K) during the fourth quarter of 2025.

Item 9C.   Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Except for the information regarding our Code of Business Conduct and Ethics below, the information required by this Item 10 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2026, for its 2026 Annual Meeting of Stockholders.

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

Item 11.    Executive Compensation

The information required by this Item 11 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2026, for its 2026 Annual Meeting of Stockholders.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item 12 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2026, for its 2026 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item 13 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2026, for its 2026 Annual Meeting of Stockholders.

Item 14.    Principal Accountant Fees and Services

The information required by this Item 14 is hereby incorporated by reference to the Company’s definitive proxy statement, expected to be filed with the SEC on or before April 30, 2026, for its 2026 Annual Meeting of Stockholders.

PART IV

Item 15.    Exhibit and Financial Statement Schedules.

(a)          Financial Statements, Financial Statement Schedules

See page 76 for an index of the financial statements filed as part of this Annual Report on Form 10-K. No financial statement schedules are provided because the information called for is not required or is shown either in the financial statements or the notes thereto.

(b)          Exhibits

See the Index of Exhibits on page E-1 for a list of exhibits filed as part of this Annual Report on Form 10-K, which Index of Exhibits is incorporated herein by reference.

Item 16.    Form 10-K Summary.

None

INDEX OF EXHIBITS

Exhibit No.	Description
2.1

Agreement and Plan of Merger by and between FirstSun Capital Bancorp and First Foundation, Inc., dated October 27, 2025 (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on October 30, 2025).*

2.2

Amendment to Agreement and Plan of Merger, dated February 5, 2026, by and between FirstSun Capital Bancorp and First Foundation Inc. (including revised Exhibit E (Form of Certificate of Amendment)) (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed on February 6, 2026).*

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

Exhibit No.	Description
10.2

Investment Agreement, dated July 2, 2024, by and between the Company and affiliates of Canyon Partners, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on July 2, 2024).

10.3

Investment Agreement, dated July 2, 2024, by and between the Company and Strategic Value Investors, LP (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on July 2, 2024).*

10.4

Registration Rights Agreement, dated July 8, 2024, by and among the Company and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on July 9, 2024).*

10.5

Amendment to Investment Agreement, dated September 25, 2024, by and between the Company and CF1 Foundation Investors LP (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 10-Q, filed on November 8, 2024).*

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

10.8(1)	First Foundation Inc. Form of Stock Option Agreement for 2015 Equity Incentive Plan (incorporated by reference to Exhibit 10.5 to the Company’s Annual Report on Form 10-K, filed on March 15, 2016).

10.9(1)	First Foundation Inc. Amended and Restated 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 30, 2025).

10.10(1)

First Foundation Inc. Form of Registered Stock Unit Agreement for 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 29, 2024).

10.11(1)	First Foundation Inc. Form of Stock Option Agreement for 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on May 29, 2024).

10.12(1)	First Foundation Inc. Retention Bonus Plan and Form Participation Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 21, 2024).

10.13(1)	Form of Director and Officer Indemnification Agreement (incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K, filed on March 17, 2025).

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

Exhibit No.	Description
10.16(1)

Employment Agreement, dated August 14, 2023, between First Foundation Inc. and James Britton (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on August 15, 2023).

10.17(1)

Change in Control Severance Compensation Agreement, dated August 14, 2023, between First Foundation Inc. and James Britton (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on August 15, 2023).

10.18(1)

Amended and Restated Change in Control Agreement Severance Compensation Agreement, dated August 6, 2020, by and between the Company and John Hakopian (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on February 28, 2023).

10.19(1)(2)

Employment Agreement, dated May 8, 2023, by and between First Foundation Bank and David Mitsuuchi, as amended by that certain First Amendment, dated as of December 31, 2024, and that certain Second Amendment, dated November 18, 2025.

10.20(1)

Employment Agreement, dated October 21, 2025, by and between First Foundation Bank and Parham Medhat (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 21, 2025).

10.21(1)

Employment Agreement, dated October 21, 2025, by and between First Foundation Bank and Stuart Bernstein (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on October 21, 2025).

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed on March 17, 2025).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed on March 17, 2025).

23.1(2) 23.2(2)	Consent of Eide Bailly, LLP, independent registered public accounting firm. Consent of Crowe, LLP, independent registered public accounting firm.

24.1	Power of Attorney (included on signature page of this Annual Report on Form 10-K).

31.1(2)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2(2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1(3)	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2(3)	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Clawback Policy (incorporated by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K, filed on February 28, 2024).

Exhibit No.	Description

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 has been formatted in Inline XBRL.
(1)	Management contract or compensatory plan.
(2)	Filed herewith.
(3)	Furnished herewith.

* Pursuant to Item 601(a)(5) of Regulation S-K, certain schedules and similar attachments have been omitted. The registrant hereby agrees to furnish a copy of any omitted schedule or similar attachment to the SEC upon request.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Dallas, Texas on March 16, 2026.

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

SIGNATURE	TITLE	DATE

/s/ THOMAS C. SHAFER	Chief Executive Officer and Director	March 16, 2026
Thomas C. Shafer	(Principal Executive Officer)

/s/ JAMES BRITTON	Chief Financial Officer	March 16, 2026
James Britton	(Principal Financial and Accounting Officer)

/s/ MAX A. BRIGGS	Chairman and Director	March 16, 2026
Max A. Briggs

/s/ SIMONE LAGOMARSINO	Director	March 16, 2026
Simone Lagomarsino

/s/ JACOB P. SONENSHINE	Director	March 16, 2026
Jacob P. Sonenshine

/s/ MITCHELL M. ROSENBERG	Director	March 16, 2026
Mitchell M. Rosenberg

/s/ ELIZABETH A. PAGLIARINI	Director	March 16, 2026
Elizabeth A. Pagliarini

/s/ SAM EDELSON	Director	March 16, 2026
Sam Edelson

/s/ HENCHY R. ENDEN	Director	March 16, 2026
Henchy R. Enden

/s/ BENJAMIN MACKOVAK	Director	March 16, 2026
Benjamin Mackovak

/s/ C. ALLEN PARKER	Director	March 16, 2026
C. Allen Parker

S-1