Form 10-K/A
period 2025-12-31
First Foundation Inc.
filed 2026-03-31
CIK 1413837

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

As of March 4, 2026, there were 82,926,292 shares of registrant’s common stock outstanding.

Auditor Name: Crowe LLP	Auditor Location: Dallas, Texas	Auditor Firm ID: 173

EXPLANATORY NOTE

Unless we state otherwise or the context otherwise requires, all references to “we,” “our,” and “us” refer to First Foundation Inc., a Delaware corporation (“FFI” or the “Company”), and its consolidated subsidiaries, First Foundation Advisors (“FFA”) and First Foundation Bank (“FFB” or “Bank”), and FFB’s wholly owned subsidiaries, First Foundation Public Finance, and  Blue Moon Management, LLC.

The Company is filing this Amendment No. 1 on Form 10-K/A (“Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2025 (“Form 10-K”), which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 16, 2026 (“Original Filing Date”). This Amendment updates Part III (Items 10-14) of the Form 10-K to contain certain additional information required therein.

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

PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

Board of Directors

Set forth below is a summary of the business experience and qualifications of the members of the Company’s Board of Directors (the “Board”):

Max A. Briggs, CFP. Mr. Briggs, age 60, has served as Chairman of the Board of the Company and FFB since July 2024. From 2005 to 2012, Mr. Briggs served as Chairman of the Board of Desert Commercial Bank (“DCB”). He was elected as a director of the Company following the Company’s acquisition of DCB in August 2012. Mr. Briggs is, and since 1996 has been the President and CEO of FLC Capital Advisors, a wealth management firm with over $740 million of assets under administration. From 1992 to 2007, Mr. Briggs served as CEO of Franklin Loan Center, a mortgage banking company. Mr. Briggs earned a Business Administration and Finance degree from Stetson University. We believe Mr. Briggs is a valuable member of our Board due to his knowledge of the banking business, gained from his service as Chairman of DCB, particularly as conducted in Palm Desert, California, and its surrounding communities, where we have two of our wealth management offices, and his experience as President and CEO of a wealth management firm.

Sam Edelson. Mr. Edelson, age 36, has served as a director of FFB since July 2024 and as a director of the Company since September 2024. He was appointed and is nominated for election as a director pursuant to Canyon’s Investment Agreement. He is a real estate developer, investor, and Founder and President of Exact Title, a Denver, Colorado-based title insurance agency founded in 2021. Mr. Edelson also founded Force7Mgmt in 2020, where he focuses on preserving historically significant buildings while also adding attainably priced multifamily units to the housing stock. Prior to founding Exact Title and Force7Mgmt, Mr. Edelson worked at Cyrus Capital from 2015 to 2019, focusing on credit and structured credit investments. Since 2022, he has served on the executive board of the nonprofit organization One Mainstreet Colorado. Mr. Edelson began his career at Bain Capital Credit (previously called Sankaty Advisors). He graduated from the Wharton School at the University of Pennsylvania, with concentrations in finance and real estate. We believe that Mr. Edelson’s educational and executive experience in real estate and investment provides valuable insight regarding the Company’s real estate portfolio.

Henchy R. Enden. Ms. Enden, age 53, has served as a director of FFB since July 2024 and as a director of the Company since September 2024. She was appointed and is nominated for election as a director pursuant to Fortress’s Investment Agreement. Ms. Enden has served as a managing director at Fortress Investment Group since January 2024. Immediately prior, Ms. Enden was a portfolio manager and equity analyst for MFP Investors LLC, an investment management company based in New York, since 2004. She previously served as a director of Avidbank Holdings, Inc. from August 2022 to January 2024. She also served as a director of Dynasty Financial Partners from November 2021 to January 2024, Atlantic Capital Bancshares Inc. from June 2015 to March 2022, when it was purchased by SouthState Bank, and First Security, a bank purchased by Atlantic Capital, from 2013 until 2015. In addition, Ms. Enden previously served as a director of Bridgeview Bancorp, a bank in Chicago, Illinois, from July 2015 until May 2019, when the bank was acquired by First Midwest Bancorp. Ms. Enden also served as a director of West Coast Bancorp, a bank in Lake Oswego, Oregon, from January 2012 until April 2013, when it was acquired by Columbia Banking System, Inc. Ms. Enden holds a B.S. degree from Touro College and an M.B.A. from the Columbia University Graduate School of Business. We believe that Ms. Enden’s extensive experience in investment management, in addition to her directorships at various banking organizations, provides valuable insight regarding the Company’s overall management and operations.

Simone Lagomarsino. Ms. Lagomarsino, age 64, has served as the President and a director of the Company since September 3, 2024, as the President and a director of FFB since July 8, 2024, and as the Chief Risk Officer of FFB since July 25, 2025. Ms. Lagomarsino has previously been an executive officer of numerous publicly traded financial institutions, including most recently serving as CEO of Luther Burbank Savings and Luther Burbank Corporation from 2019 through February 2024 and as a director from 2018 until February 2024. Ms. Lagomarsino served as Chair of the board of directors of the Federal Home Loan Bank of San Francisco from 2022 to 2023 and as a director from 2013 through 2024. She served on the board of directors of the Federal Reserve Bank of San Francisco from 2022 to July 2024. Ms. Lagomarsino served as President and CEO of the California Bankers Association. In 2024, Ms. Lagomarsino was honored by the National Association of Corporate Directors as one of the Director 100 awardees for her expertise in corporate governance. We believe that Ms. Lagomarsino’s experience as an executive, particularly her experience as CEO of a publicly traded bank holding company, brings valuable insight to our Board.

Benjamin Mackovak. Mr. Mackovak, age 45, has served as a director of FFB since July 2024 and as a director of the Company since September 2024. He was appointed and is nominated for election as a director pursuant to SVBP’s Investment Agreement. He is a Co-Founder and Managing Member of Strategic Value Bank Partners, an investment firm specializing in community banks founded in 2015. Prior to Strategic Value Bank Partners, Mr. Mackovak was the Founder and Portfolio Manager of Cavalier Capital, an investment firm based in Cleveland, Ohio, from 2012 to 2015. Mr. Mackovak was the Senior Analyst at Rivanna Capital, an investment firm based in Charlottesville, Virginia from 2006 to 2012. Mr. Mackovak worked at First American Trust as an Associate Portfolio Manager, an investment firm based in Newport Beach, California from 2004 to 2005. Mr. Mackovak began his career at Merrill Lynch. Mr. Mackovak currently serves on the Board of Directors for BankFinancial Corp (NASDAQ: BFIN) since 2024, People’s Bank of Commerce since 2021, and Keystone Bank since 2018. Previously, he served on the board of Community Bank of the Bay, United Security Bancshares, First South Bancorp, Peak Bancorp, Foothills Community Bank, TIG Bancorp and First State Bank of Colorado. In addition to serving on bank boards, Mr. Mackovak also serves on the Board of Directors for the Great Lakes Science Center. Mr. Mackovak holds an MBA from the University of Virginia’s Darden Graduate School of Business and a Bachelor’s of Arts from Kent State University, where he graduated summa cum laude. We believe that Mr. Mackovak’s investment experience and specialization in community banks is valuable to the Board.

Elizabeth A. Pagliarini. Ms. Pagliarini, age 55, has served as a director of the Company since 2019. Ms. Pagliarini is, and since July 2023 has been, the Chief Executive Officer, Secretary and Board Member of Summit Healthcare REIT, Inc., which invests in and owns real estate. She, since September 2014, had been the Chief Financial Officer and Treasurer, and since 2019 the Chief Financial Officer, Treasurer, and Chief Operating Officer at Summit. Her background includes experience in finance, accounting, operations, compliance, securities litigation and executive management. Prior to Summit, Ms. Pagliarini was chief compliance officer and FINOP (financial and operations principal) at a Los Angeles-based investment bank from 2005 to 2008, and a principal at a securities litigation and financial consulting firm from 2001 to 2005. Ms. Pagliarini received her Bachelor’s of Science in Business Administration with a concentration in Finance from Valparaiso University. She is also a Certified Fraud Examiner. Ms. Pagliarini is active in her community, serving on the Emeritus Board of Directors for Forever Footprints, a non-profit organization that provides support to families that have suffered the loss of a baby during pregnancy or infancy, and was the former Chair of the Mission Viejo, California City Council Investment Advisory Commission. We believe that Ms. Pagliarini’s educational and executive experience in managing the financial, accounting, securities filing and operations functions of several finance-oriented firms qualifies her to serve as a member of our Board.

C. Allen Parker. Mr. Parker, age 71, has served as a director of the Company and FFB since November 2024. Mr. Parker has extensive experience in corporate governance and legal matters, including at financial institutions. He was appointed and is being nominated as a director pursuant to Fortress’s Investment Agreement. He is currently a board member of Archer Systems, LLC, a role he has occupied since December 2022. From July 2023 to November 2024, Mr. Parker was an independent director for SVB Financial Group. From July 2020 through July 2022, Mr. Parker was a Senior Advisor to the global consulting firm McKinsey & Co. in its Financial Institutions practice, and he was an executive at Wells Fargo & Company from March 2017 until March 2020. He joined Wells Fargo initially as the General Counsel and was later appointed by the Wells Fargo Board of Directors to be the Interim Chief Executive Officer, a role he held for seven months. He was also a member of the Wells Fargo Board of Directors during that period. Prior to joining Wells Fargo, Mr. Parker was a partner at Cravath, Swaine & Moore LLP, an international law firm. Over his 27 years as a partner at Cravath, he specialized in finance and corporate governance, was a member of the firm’s Corporate Governance and Board Advisory Practice, and served in a variety of firm leadership roles. From January 2013 through December 2016, Mr. Parker served as Cravath’s fifteenth presiding partner. We believe that Mr. Parker’s experience as an executive at Wells Fargo & Company, along with his legal background, allows him to provide valuable insight to the Board regarding corporate governance matters and the Company’s business and legal operations.

Mitchell M. Rosenberg, Ph.D. Dr. Rosenberg, age 72, has served as a director of the Company since 2007. Dr. Rosenberg is, and since 2005 has served as, President and founder of the consulting firm of M. M. Rosenberg & Associates, which provides executive and organizational development services to public and private companies in the fields of financial services, health care and technology. From 2002 to 2005, Dr. Rosenberg was Chief Executive Officer for The Picerne Group, an international investment firm investing primarily in real estate, and portfolios of loans. Prior to 2002, Dr. Rosenberg served as Executive Vice President and Director of Business Services for Ameriquest Capital Corporation and directed the Human Resource and Organizational Development functions for Washington Mutual Bank, American Savings Bank and Great Western Bank. Dr. Rosenberg earned a Bachelor’s of Science in Psychology from Ohio University, a Master’s of Science in Industrial Psychology from California State University, Long Beach, and a Ph.D. degree in Psychology with an emphasis on Organizational Behavior from Claremont Graduate University, which is the graduate university of the Claremont Colleges. We believe that Dr. Rosenberg’s educational and operational experience in managing the human resource and organizational development functions of a number of banking organizations and a real estate investment firm provides insight regarding the Company’s human resources and organizational development functions.

Thomas C. Shafer. Mr. Shafer, age 67, has served as the Chief Executive Officer and a director of the Company and FFB since November 21, 2024. Mr. Shafer is a career bank executive with over 40 years of experience. He previously served as Co-President of Commercial Banking and Senior Executive Vice President of Huntington Bancshares Incorporated following its merger with TCF Financial Corporation in June 2021, until his retirement in December 2022. Prior to the merger, he served as Chief Executive Officer of TCF National Bank and vice chairman of the board of TCF Financial Corporation from October 2020 until the merger. Prior to this, Mr. Shafer served as Chief Operating Officer of TCF Financial Corporation and President and Chief Operating Officer of TCF National Bank beginning in August 2019. Before those roles, he served in multiple executive positions at TCF Financial Corporation’s and TCF National Bank’s predecessor organizations since 2010, including serving as the Chief Executive Officer of Chemical Bank from 2016 to 2019. Mr. Shafer is a graduate of Hillsdale College and the University of Wisconsin’s Graduate School of Banking. We believe that Mr. Shafer’s extensive experience as a banking executive of large, complex banking organizations brings valuable experience and insight to our Board.

Jacob P. Sonenshine, J.D., CFA. Mr. Sonenshine, age 55, has served as a director of the Company since 2007. Mr. Sonenshine is, and since 2012, has served as President of Prell Restaurant Group, an operator of fast casual restaurants. From 2006 until 2012, Mr. Sonenshine served as the President and Chief Operating Officer of Professionals Retirement Strategy, a retirement planning and entity risk management firm. From 1999 to 2005, Mr. Sonenshine was President and co-founder of RSM EquiCo, an investment bank specializing in mergers and acquisitions of privately-held middle market companies. Mr. Sonenshine earned a Bachelor’s of Science in economics and a Bachelor’s of Administration in International Relations from the University of Pennsylvania, and a J.D. degree and a MBA degree from the University of Southern California. We believe Mr. Sonenshine’s experience as President of a retirement planning firm is valuable to the Board in overseeing FFA’s wealth management and investment advisory business.

Executive Officers

Set forth below are the names and biographical information of our executive officers other than Mr. Shafer and Ms. Lagomarsino, who are described above:

Stuart Bernstein. Mr. Bernstein, age 54, has served as Executive Vice President and Chief Banking Officer of FFB since August 11, 2025. From 2021 through 2023, Mr. Bernstein served as the Head of Branch and Private Client for Santander NA. Prior to that, Mr. Bernstein spent more than ten years with MUFG Union Bank and, from 2019 through 2020, served as Head of Private Banking and Investment Sales. Mr. Bernstein has also held roles with Bank of America/Countrywide Bank and Wells Fargo Bank. Mr. Bernstein is a graduate of the University of Southern California and the Graduate School of Banking at the Pacific Coast Banking School.

James Britton. Mr. Britton, age 49, has served as Executive Vice President and Chief Financial Officer of the Company and FFB since August 2023. Mr. Britton previously served as Executive Vice President, Chief Financial Officer and Chief Operating Officer of Texas Security Bankshares, Inc. and its wholly-owned subsidiary, Texas Security Bank, from March 2022 to August 2023, where he was corporate secretary and directed the bank’s finance, accounting, technology, facilities and treasury sales functions as well as several operation units. Prior to joining Texas Security Bankshares, Inc. and Texas Security Bank, Mr. Britton served as Executive Vice President, Director of Corporate Finance and Director of Investor Relations for Texas Capital (Nasdaq: TCBI) where from September 2013 to March 2022 he oversaw several functions, including strategic and financial planning, financial forecasting, and stress testing, as well as investor communications. He served as Group Vice President, Capital Adequacy and Stress Testing for SunTrust Bank with responsibility for capital management, capital adequacy and stress testing from 2006 to 2013. Mr. Britton began his career in Andersen Consulting’s/ Accenture’s consulting practice supporting a range of clients before moving to banking.

John A. Hakopian. Mr. Hakopian, age 57, has served as President of FFA since April 2009 and as the Co-Chief Investment Officer of FFA since 2020. Mr. Hakopian was one of the founders of FFA in 1990, when it began its operations as a fee-based investment advisor, and served as its Executive Vice President and Co- Portfolio Manager from 1994 through April 2009. Mr. Hakopian also served as a member of the Board from 2007 until 2024. Mr. Hakopian earned a Bachelor’s of Arts in Economics from UCI and a MBA in Finance from the University of Southern California.

Parham Medhat. Mr. Medhat, age 52, has served as Executive Vice President and Chief Operations Officer of FFB since October 20, 2025. Mr. Medhat has led operational transformation, technology integration, and regulatory compliance in the banking sector for over 20 years. Prior to joining FFB, Mr. Medhat served as Chief Operating Officer of Nano Banc from May 2024 to October 2025. From 2019 to 2024, he served as Chief Operating and Technology Officer of Luther Burbank Savings, and from 2014 to 2019, he served as Chief Operating Officer of CTBC Bank USA. Mr. Medhat received his undergraduate degree from California State University, Long Beach, and his master’s degree in Technology-Based Education from California State University, Dominguez Hills.

David Mitsuuchi. Mr. Mitsuuchi, age 61, has served as Executive Vice President and Chief Lending Officer of FFB since May 2023. Previously, he served as the Chief Commercial Credit Officer of FFB from May 2021 to May 2023. Prior to joining FFB, Mr. Mitsuuchi served as Senior Regional Credit Officer and Lending Manager of Wells Fargo Bank from September 2008 to May 2021. He received his undergraduate degree from California State University, Northridge, and is a graduate of the Pacific Coast Banking School.

There are no family relationships between any director, executive officer or person nominated to become a director or executive officer.

Corporate Governance Principles and Policies

Our Board believes that sound governance policies and practices provide an important framework to assist them in fulfilling their duties to the Company’s stockholders. Our Board has adopted the following governance guidelines, which include a number of policies and practices under which our Board has operated for some time, together with concepts suggested by various authorities in corporate governance and the requirements under applicable rules of the New York Stock Exchange (the “NYSE”). Our Board members believe these policies and practices are essential to the performance of the Board’s oversight responsibilities and to the maintenance of the Company’s integrity in the marketplace. The Company’s Corporate Governance Guidelines are available in the Investor Relations section of our website at www.ff-inc.com.

Corporate Governance Principles

Some of the principal subjects covered by those guidelines include:

Codes of Business Conduct and Ethics. We have adopted a Code of Business Conduct and Ethics for our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer and other key accounting and financial personnel (the “Code of Conduct”). The Code of Conduct constitutes our “code of ethics” within the meaning of Section 406 of the Sarbanes-Oxley Act and is our “code of business conduct and ethics” within the meaning of the listing standards of the NYSE.

The Code of Conduct is available in the Investor Relations section of our website at www.ff-inc.com. To the extent required by applicable rules of the SEC and the NYSE, we will disclose on our website, any amendments to the Code of Conduct and any waivers of the requirements of the Code of Conduct that may be granted to our executive officers, including our principal executive officer, principal financial officer, principal accounting officer or persons performing similar functions.

Incentive Compensation Clawback Policy. In 2023, our Board adopted an Incentive Compensation Clawback Policy (the “Clawback Policy”) intended to comply with Section 10D and Rule 10D-1 of the Exchange Act and the NYSE rules and regulations. It is administered by the Compensation Committee and provides for the recovery of erroneously awarded incentive compensation awarded to any covered executive (as determined by the Compensation Committee in accordance with applicable listing standards). Incentive compensation is subject to recoupment if received within any of the three completed fiscal years (together with any interim stub fiscal year period(s) of less than nine months resulting from our transition to different fiscal year measuring dates) immediately prior to the determination that a material error in our financial statements has occurred requiring an accounting restatement. The amount of incentive compensation subject to recovery is equal to the excess of the incentive compensation received by a covered executive over the amount of compensation which would have been received by such covered executive had the amount thereof been calculated based on the restated amounts. Incentive compensation covered under the Clawback Policy includes, without limitation, annual bonuses and other short- and long-term cash incentives, stock options, stock appreciation rights, restricted shares, restricted share units, performance shares, and performance units. The description of the Clawback Policy above is qualified in its entirety by the text of the Clawback Policy, which can be found as Exhibit 97.1 to the Annual Report on Form 10-K for the year ended December 31, 2025.

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

Insider Trading Policies and Procedures. We maintain an Insider Trading Policy governing the purchase, sale, and other dispositions of Company securities that are applicable to all directors and certain executive officers and employees. In addition, as described above under the caption “Codes of Business Conduct and Ethics”, we have adopted a Code of Conduct that governs the purchase, sale, or other dispositions of Company securities and is applicable to all directors, officers and employees of the Company. We believe that the Insider Trading Policy and the Code of Conduct are reasonably designed to promote compliance with insider trading laws, rules and regulations and the listing standards of the NYSE. While the Insider Trading Policy does not address the Company’s transaction in our securities, our Code of Conduct provides that it is our policy to conduct our business in compliance with all applicable laws and regulations, which includes laws regarding insider trading. A copy of the Insider Trading Policy can be found as Exhibit 19.1 to the Annual Report on Form 10-K for the year ended December 31, 2025.

Anti-Hedging Policy. Our Insider Trading Policy also prohibits our directors, named executive officers and other key executives from hedging the economic interest in the Company securities that they own and from engaging in short sales or speculative transactions with respect to our stock. This prohibition includes the direct or indirect purchase or use of financial instrument, such as prepaid variable forward contracts, equity swaps, collars, and exchange funds, designed to offset any decrease in the market value of the Company’s securities.

Policies with Respect to Timing of Stock-Based Awards. We do not currently grant awards of stock options, stock appreciation rights or similar option-like instruments. Accordingly, we have no specific policy or practice on the timing of awards of options in relation to the disclosure of material nonpublic information by the Company. In the event we determine to grant new awards of stock options, stock appreciation rights or similar option-like instruments, our Board will evaluate the appropriate steps to take in relation to the foregoing.

Stock Ownership Guidelines for Directors. To more directly align the interests of our non-employee directors and stockholders, our Board adopted stock ownership guidelines which require that each non-employee director own shares of the Company’s common stock having a value at least equal to five times the cash component of the director’s annual retainer for service on the Board. New directors have five years after joining the Board to meet the guidelines. Restricted stock and restricted stock units, and a portion of the shares that may be acquired by exercise of vested in-the-money stock options, are treated as stock ownership for this purpose. Until these ownership guidelines are met, a director will be expected to retain at least 50% of any applicable shares received (on a net after-tax basis) under our equity incentive program.

Board Leadership Structure. The Chairman of our Board is Max A. Briggs and our Chief Executive Officer is Thomas C. Shafer. Our Board decided to separate the positions of Chairman and Chief Executive Officer because our Board believes that doing so provides the appropriate leadership structure for us at this time, particularly since the separation of those two positions enables our Chief Executive Officer to focus on the management of our business and the development and implementation of strategic initiatives, while the Chairman leads our Board in the performance of its responsibilities.

Director Responsibilities. Directors are expected to act in the best interests of all stockholders; develop and maintain a sound understanding of our business and the industry in which we operate; prepare for and attend Board and Board committee meetings; and provide active, objective and constructive participation at those meetings.

Director Access to Management. Directors have access to members of management and members of management provide Board presentations and reports regarding the functional areas of our business for which they are responsible.

Adequate Funding for the Board and its Committees. The Company provides the funding necessary to enable our Board and each of its committees to retain independent advisors as our Board, or such committees acting independently of the full Board, deem to be necessary or appropriate.

Executive Sessions without Management. The independent directors of our Board hold separate sessions, outside the presence of management, to consider and evaluate the performance of the Company and its management and such other matters as they deem appropriate. In addition, the Audit Committee meets separately with the Company’s outside auditors.

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

Subject to the DGCL and our Bylaws, in an uncontested election, each director shall be elected by the vote of the majority of the votes cast with respect to the director at any meeting for the election of directors at which a quorum is present, provided, however, that at any meeting of stockholders for which the Corporate Secretary of the Company determines that the number of nominees exceeds the number to be elected as of the Record Date for such meeting, the directors shall be elected by vote of the plurality of the shares, present in person or represented by proxy and entitled to vote on the election of directors.

A director who does not receive a majority of the votes cast in an uncontested election must tender an offer of resignation to the Board. The Nominating and Corporate Governance Committee will consider the resignation offer and make a recommendation to the Board whether to accept or reject the resignation or whether other action should be taken. If any such director’s resignation offer is not accepted by the Board, the Board will publicly disclose its decision, including the reasons for not accepting the resignation offer, within four business days after reaching its decision. The Bylaws provide that the Board will consist of one or more members, which will be determined from time to time by resolution of the Board. The Board has set the authorized number of directors at ten.

Role of the Board of Directors

In accordance with Delaware law, the Board oversees the management of the business and affairs of the Company. The members of the Board keep informed about our business primarily through discussions with management, by reviewing analyses and reports sent to them by management and outside consultants, and by participating in Board and Board committee meetings.

During 2025, our Board held a total of 21 meetings and each director attended at least 75% of the total number of those meetings and the meetings of the Board committees on which he or she served during his or her term of office as a director in 2025. We encourage our directors to attend our annual meetings of stockholders. Each of our then-current directors attended our 2025 Annual Meeting of Stockholders

The Board’s Role in Risk Oversight

The Board believes that understanding, identifying, and managing risk is essential to the Company’s success. The Board has two primary methods for overseeing risk. The first method is oversight by the Board as a whole, and the second method is through the committees of the Board. All Board committees may address risks directly with management, or, where appropriate, may elevate a risk for consideration by the full Board. The Board has delegated certain risk oversight functions to its committees as discussed below under “Committees of the Board of Directors.”

The Board maintains ultimate oversight responsibility for risks that are deemed material. The Company believes that the Board’s leadership structure supports the risk oversight function of the Board by providing for open communication between management and the Board and including all directors in the risk oversight process. In addition, strong independent directors chair each of the Board’s standing committees that meet regularly, which committees provide in-depth focus on their respective categories of risk.

Committees of our Board of Directors

Our Board has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee, and a Risk Committee. The Board has adopted a written charter for each of those committees, and copies of those charters are available on the Investor Relations section of our website at www.ff-inc.com. In addition, from time to time, special committees may be established under the direction of our Board when necessary to address specific issues.

The Audit Committee. Our Board has established a standing Audit Committee, the current members of which are Mr. Sonenshine, its chairperson, and Mr. Briggs, Ms. Enden and Mr. Parker. In January 2025, Mr. Mackovak resigned from the Audit Committee and Mr. Parker was appointed as his replacement. The Board has determined that all of the current members of the Audit Committee are independent within the meaning of the Listing Rules of the NYSE and the enhanced independence requirements for audit committee members contained in Rule 10A-3 under the Exchange Act. Our Board also has determined that Mr. Sonenshine and Mr. Briggs meet the definition of “audit committee financial expert” adopted by the SEC.

The Audit Committee’s primary responsibilities include:

●	overseeing the integrity of the financial statements of the Company and its subsidiaries, including the financial reporting processes and systems of internal controls regarding finance, accounting, legal and regulatory compliance;
●	overseeing the independence, qualifications and performance of the Company’s independent auditors and internal audit function;
●	engaging in substantive dialogue with the independent auditors regarding the audit and expected critical accounting matters (“CAMs”) to understand the nature of each CAM, the auditor’s basis for the determination of each CAM and how each CAM is expected to be described in the auditor’s report;
●	monitoring the open communication among the independent auditor, management, the internal audit function and the Board; and
●	engaging proactively with management and auditors in the implementation process of new standards to understand management’s implementation plan, understand management’s processes to establish and monitor controls and procedures over adoption and transition.

The Audit Committee met 12 times during 2025.

The Compensation Committee. Our Board has established a standing Compensation Committee, the current members of which are Mr. Rosenberg, its chairman, Messrs. Mackovak and Parker, and Ms. Pagliarini. The Board has determined that all of the current members of the Compensation Committee are independent within the meaning of the NYSE rules applicable to such committees.

The Compensation Committee’s primary responsibilities include:

●	reviewing and approving the compensation plans, policies and programs for the Company’s CEO and other senior officers;

●	developing, reviewing and making recommendations to the Board with respect to the adoption or revision of cash and equity incentive plans, approving individual grants or awards thereunder and reporting to the Board regarding the terms of such individual grants or awards;
●	reviewing and discussing with the Company’s management the narrative discussion and tables regarding executive officer and director compensation to be included in the Company’s annual proxy statement, in accordance with applicable laws, rules and regulations;
●	producing and approving an annual report on executive compensation for inclusion in the Company’s annual proxy statement, in accordance with applicable laws, rules and regulations;
●	making recommendations to the Board regarding the type and amount of compensation to be paid or awarded to members of the Board; and
●	hiring compensation consultants, reviewing the recommendations of such consultants, and determining that such consultant’s work has not raised any conflict of interest.

The Compensation Committee met five times during 2025.

The Nominating and Corporate Governance Committee. Our Board has established a standing Nominating and Corporate Governance Committee, the current members of which are Dr. Rosenberg, its chairman, Mses. Pagliarini and Enden, and Messrs. Briggs, Sonenshine and Mackovak. The Board has determined that all of the current members of the Nominating and Corporate Governance Committee are independent within the meaning of the NYSE rules applicable to such committees.

The Nominating and Corporate Governance Committee’s primary responsibilities include:

●	developing and recommending policies to the Board regarding the director nomination process, including establishing a policy with regard to consideration of director candidates recommended by directors, employees, stockholders and others or to fill director vacancies, in accordance with the Bylaws;
●	identifying and making recommendations to the Board with respect to specific candidates for election as directors;
●	recommending to the Board specific selection qualifications and criteria for Board membership;
●	evaluating the independence of the directors and making recommendations to the Board with respect to the directors to be appointed to serve on each committee of the Board;
●	developing and recommending, for the Board’s approval, corporate governance principles and policies, and codes of conduct for the Company’s executive officers, employees and directors as the Committee determines from time to time to be appropriate, in accordance with applicable laws, rules and regulations; and
●	leading the Board in its annual review of the performance of the Board and its committees, as applicable.

The Nominating and Corporate Governance Committee met one time during 2025.

The Risk Committee. Our Board has established a standing Risk Committee, the current members of which are Ms. Pagliarini, its chairman and Messrs. Edelson, Rosenberg, Parker and Ms. Enden. The Board has determined that all of the current members of the Risk Committee are independent within the meaning of the NYSE rules applicable to such committees.

The Risk Committee’s primary responsibilities include:

●	overseeing the design and implementation of the Company’s risk programs;

●	monitoring and reviewing the Company’s enterprise risk management framework and appetite for risks associated with credit, interest rates, liquidity, operations, technology, compliance, strategy and reputation;
●	monitoring and reviewing the adequacy of the Company’s risk functions;
●	reviewing the Company’s risk profile for alignment with the Company’s strategic objectives and risk appetite guidelines;
●	overseeing the Company’s credit review function;
●	reviewing the amount, nature, characteristics, concentration and quality of the Company’s credit-related and liquidity risks;
●	monitoring compliance matters, including the Bank Secrecy Act; and
●	monitoring management’s implementation of operations and technology risk, including physical security, cybersecurity, information security, business continuity and disaster recovery programs.

The Risk Committee met four times during 2025.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock to file reports of ownership and changes in ownership with the SEC. Based solely on our review of these reports and of certifications furnished to us, during the year ended December 31, 2025, other than Stuart Bernstein who filed one late Form 3, Parham Medhat who filed one late Form 3, and Benjamin Mackovak who filed one late Form 4, all of our officers, directors and holders of more than 10% of the outstanding securities of the Company complied with the filing requirements pursuant to Section 16(a) of the Exchange Act.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

Introduction

FFI’s executive compensation program is designed to support the following objectives:

●	Design and implement comprehensive compensation programs to retain current, and attract future, NEOs and other key management personnel, and
●	Align the interests of our NEOs and other key management personnel with the longer-term interests of our stockholders through the use of equity-based compensation tools and tying a portion of NEO total compensation to the Company’s financial performance.

The Compensation Discussion and Analysis is organized into the following sections:

●	Executive Summary
●	Compensation Process and Decisions

Executive Summary

The Compensation Committee monitors and considers the interests of our stockholders regarding executive compensation. Our Board, the Compensation Committee, and our executive team continue to review our executive compensation practices and look for opportunities to improve and strengthen its pay for performance objective and alignment with stockholders’ interests. During the past year, FFI took the following actions:

●	FFI continued to use restricted stock units (“RSUs”) as its primary equity incentive award for its NEOs and certain other employees, and supplemented these awards with performance stock units (“PSUs”) to further strengthen its pay for performance objective.
●	FFI and the Compensation Committee continue to evaluate additional policies that may further bolster or enhance FFI’s commitment to true pay-for-performance.

Compensation Process and Decisions

Compensation Philosophy and Objectives

We believe that the success of our business and the creation of long-term stockholder value depend to a large extent on our ability to retain and to attract superior management employees. Therefore, the Compensation Committee endeavors to ensure that the compensation of our executive officers is competitive and consistent with market conditions in order to enable us to attract and retain key executives who are critical to the Company’s long-term success. Accordingly, when reviewing and approving both the types and amounts of compensation to be paid to our NEOs, as well as other key management employees, the Compensation Committee seeks to achieve the following objectives:

●	Ensure that each NEO’s cash compensation is competitive in relation to the compensation paid by our principal competitors and other companies which, although not comparable to us, may seek to recruit our NEOs and other key management employees based on their skills and experience and their record of success.
●	Design compensation programs that incentivize our NEOs and other key management personnel to remain in the Company’s employ and to enable us to attract additional key executives with the requisite experience, skills and record of success required for the future growth of the Company.
●	Align the interests of our NEOs and other key management personnel with the longer-term interests of our stockholders by tying a significant portion of each NEO’s total compensation to the Company’s financial performance.
●	Provide for a significant portion of potential total compensation to be tied to achievement of performance goals.

Role of the Compensation Committee

The Compensation Committee has the primary authority to determine FFI’s compensation philosophy and to establish compensation for Thomas C. Shafer, FFI’s Chief Executive Officer, and FFI’s other executive officers. Each component of compensation for FFI’s executives is generally administered under the direction of the Compensation Committee and is reviewed on an annual basis to ensure that remuneration levels and benefits are competitive and reasonable using the guidelines described below. In determining each level of compensation and the total compensation package, the Compensation Committee reviews a variety of sources to determine and set compensation. Mr. Shafer aids the Compensation Committee by providing annual recommendations regarding the compensation of all executive officers, other than himself. The Compensation Committee can exercise its discretion by modifying any recommended adjustments or awards to the executives. Each executive also participates in an annual performance review with Mr. Shafer that includes a self-evaluation for the period being assessed. The Compensation Committee performs Mr. Shafer’s annual performance review.

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

The Role of the Independent Compensation Consultant

The Compensation Committee at times retains the services of independent consultants to assist with its consideration of the Company’s compensation policies, programs and practices.

Pursuant to authority granted to it under its charter, the Compensation Committee continued its engagement with Pearl Meyer as its independent consultant for the fiscal year 2025. Pearl Meyer provides expertise on competitive pay practices and program design and serves as an objective third-party advisor in assessing the reasonableness of compensation levels and performance metrics, as needed.

During 2025, Pearl Meyer assisted the Compensation Committee with assessing the competitiveness of our compensation arrangements with our NEOs and informed the Compensation Committee decisions related to 2026. The Compensation Committee used information regarding our compensation arrangements as a benchmarking reference to ascertain whether we have competitive compensation levels with other comparable institutions, in setting compensation target levels, in deciding whether to make any changes in base salary, annual cash incentive awards and long-term equity awards, among other matters. Pearl Meyer reports directly to the Compensation Committee. The Compensation Committee has conducted an independence assessment of Pearl Meyer in accordance with SEC rules and has determined that Pearl Meyer does not have any conflict of interest relating to the work it is performing for the Compensation Committee.

Peer Group

In 2024, the Compensation Committee retained Pearl Meyer to prepare a peer group based on the Company’s overall growth as well as changes in the earlier peer group due to merger and acquisition activity. The peer group consists of 20 financial institutions with total assets of between $5 billion and $24 billion as of September 30, 2024, located in ten states (Alabama, Arkansas, California, Colorado, Florida, Hawaii, Louisiana, Oklahoma, Texas and Washington). These include: Bank of Hawaii Corporation, Cathay General Bancorp, Home Bancshares, Inc., Pacific Premier Bancorp, Inc., Hope Bancorp, Inc., ServisFirst Bancshares, Inc., Banner Corporation, CVB Financial Corp., Seacoast Banking Corporation of Florida, First Financial Bankshares, Inc., BancFirst Corporation, Veritex Holdings, Inc., Stellar Bancorp, Inc., National Bank Holdings Corporation, TriCo Bancshares, Southside Bancshares, Inc., Hanmi Financial Corporation, Central Pacific Financial Corp., Heritage Financial Corporation and Business First Bancshares, Inc. The average total assets of the peer group was $13.4 billion (including pending acquisitions) at the time it was assembled.

Components of Executive Compensation

We generally allocate executive compensation among three major categories or components: (i) base salary; (ii) annual cash incentive compensation; and (iii) equity incentive compensation in the form of RSUs and PSUs. Base salaries constitute the “guaranteed” portion of each NEO’s compensation, while cash incentives and equity incentives constitute the “at-risk” portion of our NEOs’ compensation, because the payment of those incentives generally is made contingent on the financial performance of the Company and, in the case of equity incentives, on the continued employment of the NEO with the Company. We believe that these components of executive compensation enable us to retain and attract management employees in the competitive local and national markets, as well as balance the motivation of our NEOs and other key management employees to execute on immediate goals while remaining conscious of our longer-term strategic objectives.

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

The Committee believes that the features of our compensation plans and programs, either alone or combined with the systems of controls in place, do not encourage unnecessary or excessive risk and do not encourage the manipulation of reported earnings to enhance the compensation of any employee.

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

The annual base salaries of Mr. Shafer, Ms. Lagomarsino, Mr. Britton, Mr. Hakopian and Mr. Mitsuuchi are $1,090,000, $800,000, $390,000, $650,000, and $375,000, respectively. The base salaries for these executive officers remained unchanged from 2024.

Based upon information captured through a variety of sources, the Company believes that it compensates its executives equitably when compared to competitive companies in that peer group.

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

The annual incentive bonus award is primarily driven by the achievements of the Company, and is awarded in the discretion of the Compensation Committee. The primary goals set by the Compensation Committee were based on the Company’s return on tangible book value, asset quality/performance of loan portfolio, and loan-to-deposit ratio.

The Compensation Committee provides long-term incentive compensation to FFI’s executive officers through the grant of awards under the Company’s equity incentive plan. In accordance with the Company’s philosophy, the use of equity compensation is intended to provide incentives to the Company’s executive officers to work toward the long-term growth of the Company by providing them with an award that will increase in value only to the extent that the value of the Company’s common stock increases. Because the value of awards under the Company’s equity incentive plan bears a direct relationship to the Company’s stock price, the Compensation Committee believes that equity awards are an effective long-term incentive to create value for stockholders and appropriately align the interests of the Company’s executives with the interest of the Company’s stockholders.

In 2025, the Compensation Committee determined that it was in the best interests of the Company to begin issuing PSUs as an additional component of long-term incentive compensation. In February 2025, the Compensation Committee awarded PSUs to Ms. Lagomarsino, Mr. Mitsuuchi, Mr. Britton and Mr. Hakopian, each with a two-year vesting period, subject to the satisfaction of certain regulatory compliance, pre-tax earnings and loan concentration goals.

Other Elements of Compensation and Perquisites

To attract and retain talented executives who will focus on achieving FFI’s long-term goals, FFI provides to its NEOs the following benefits and perquisites:

●	Change in Control Agreements. The Company has entered into change in control agreements with certain of its NEOs who would likely be involved in decisions regarding, and the successful implementation of, a merger or acquisition and could be at risk for a job loss if a change of control occurs. The Compensation Committee believes that such agreements are important to provide an incentive for such NEOs to remain employed with the Company through the uncertainty that a tender offer or merger can cause. Such continuity in leadership benefits both the Company’s stockholders and employees and, ultimately, a company that acquires or merges with the Company. These agreements are intended to allow the executives to focus on making and implementing decisions that are in the best interests of the Company’s stockholders without being distracted or influenced in the exercise of their business judgment by personal concerns, such as searching for employment. Change in control agreements are typically offered to executives in the marketplace and therefore are necessary to attract and retain executives, as well as to protect stockholders’ interests. The change in control agreements, consistent with the Company’s equity incentive plan documents, provide among other things that (i) a change in control and (ii) a termination of the NEO’s employment by the Company without “cause” or the NEO’s resignation for “good reason” (a “double trigger”), in each case, within twelve (12) months following a change in control, such NEO would then become eligible to receive the following severance compensation (in lieu of the aggregate amount of any severance benefits that could be provided under the NEO’s respective employment agreement): (A) two times the sum of (1) the NEO’s annual base salary and (2) the maximum bonus compensation that the NEO could have earned, payable in a single lump sum immediately following the date of termination; (B) acceleration of the vesting of all the NEO’s outstanding options and equity awards and (C) continued participation for the NEO and the NEO’s family members in medical, dental, vision, disability, and life insurance plans and programs commencing on the date of termination and ending on December 31st of the second calendar year following the calendar year of the termination. Payment of all severance benefits under the change-in-control agreements is subject to the NEO’s timely signing and non-revocation of a general release and waiver of claims.
●	Defined Contribution Plan. The Company offers a 401(k) savings plan to all eligible employees age 18 and over who complete at least 90 days of service with the Company, First Foundation Bank, or First Foundation Advisors. Participants may contribute a portion of their compensation subject to certain limits based on federal tax laws. Participants may select between making regular pre-tax contributions or Roth contributions. The Company has historically made matching contributions to the plan. The Company matches, each pay period, 100% of the first 3% contributed by an eligible employee and 50% of the next 2% contributed by an eligible employee, subject to applicable regulatory limits. The employer contributions are subject to vesting requirements based on tenure with the Company. Plan assets are held in trust. Participants can direct their investment contributions into a variety of specified mutual funds.
●	Medical and Dental Insurance. The Company provides to each NEO and his or her family such medical and dental coverage as FFI may from time to time make available to its employees. The Company pays a portion of the premiums for this insurance for all employees.
●	Life Insurance. The Company provides life insurance in the amount of $250,000 for each NEO.

Clawbacks. The Sarbanes-Oxley Act of 2002 includes a clawback provision, Section 304, which generally would require our CEO and Chief Financial Officer (“CFO”) to disgorge bonuses, other incentive or equity-based compensation, and profits on sales of Company stock that they receive within the 12-month period following the public release of financial information if there is a restatement because of material noncompliance, due to misconduct, with financial reporting requirements under the federal securities laws. On October 26, 2022, the Securities and Exchange Commission (“SEC”) adopted a rule under the Dodd-Frank Act directing national securities exchanges to establish listing standards which provide that companies listed on a national securities exchange must adopt a policy providing for the recovery of incentive-based compensation in the event of an accounting restatement based on erroneous data. Our Board has adopted a Clawback Policy. Under the Clawback Policy, if any of our executive officers or employees receive incentive compensation as a result of our achievement of (i) financial results measured on the basis of financial statements that are required to be restated or (ii) financial, operational or other performance metric(s) that were satisfied as a result of fraudulent, dishonest or illegal conduct (as defined by law), we will become entitled to recoup from those executive officers or employees, the amount by which the incentive compensation they received based on those financial statements or the satisfaction of those metrics exceeds the incentive compensation they would have received had such incentive compensation been determined on the basis of the restated financial statements or revised metric results. The Clawback Policy provides for the recoupment of Excessive Compensation paid to or received by any executive officer or employee during the three years immediately preceding the accounting restatement. The Clawback Policy further provides that, if the Excess Compensation was paid or received in shares of common stock and the executive officer sold those shares within a year of the public disclosure of the financial statements that were the subject of the accounting restatement, we will be entitled to recoup the net profits realized by the executive officer from the sale of those shares.

Stock Ownership Guidelines for Named Executive Officers. To align the interests of our NEOs more directly with the interests of the stockholders, our Board adopted stock ownership guidelines that require each named executive officer to acquire and maintain a minimum ownership interest in the Company within five years of becoming a named executive officer. Each named executive officer, other than the Chief Executive Officer, must own Company stock with a value of at least three times his or her base annual salary. The Chief Executive Officer must own Company stock with a value of at least six times his base salary. Until these ownership guidelines are met, an NEO will be expected to retain at least 50% of any applicable shares received (on a net after-tax basis) under our equity incentive program. All the NEOs have met or are expected to meet these targets within the timeframe applicable to them.

Role of Tax Requirements

The CC Agreements (as defined below) with each of our NEOs provide that if the severance and change in control benefits payable to the executive would constitute an “excess parachute payment” as defined in Section 280G of the Code, such benefit payments shall be reduced to the largest amount that will result in no portion of benefit payments being subject to the excise tax imposed by Section 4999 of the Code, provided, however, that such reduction shall only apply if after such reduction, the NEO will receive a greater benefit payment than without such reduction. The CC Agreements with our NEOs also provide that if any benefit thereunder is subject to Section 409A of the Code and the executive is deemed to be a “specified employee” within the meaning of Section 409A(a)(2)(B)(i) of the Code, commencement of payment of the benefit shall be delayed for six months following the executive’s termination of employment.

Summary

The Compensation Committee believes that FFI’s philosophy of aligning compensation with FFI’s performance and individual superior performance was met and that the compensation for FFI’s executive officers has been competitive and comparable to the compensation received by executive officers of similarly- sized banks located in the western United States. In addition, FFI’s executive compensation philosophy and programs support FFI’s overall objective to enhance stockholder value through profitable management of FFI’s operations. The Compensation Committee is firmly committed to the ongoing review and evaluation of FFI’s executive compensation program.

Compensation Committee Interlocks and Insider Participation.

For 2025, the Compensation Committee was comprised of Mr. Rosenberg, its chairman, Benjamin Mackovak, Elizabeth A. Pagliarini and C. Allen Parker. None of the members of our Compensation Committee have been an officer or employee of the Company or any of our subsidiaries. In addition, none of our executive officers serves or has served as a member of the board of directors or compensation committee (or other board committee performing equivalent functions) of any entity that has one or more executive officers serving as one of our directors or as one of the members of our Compensation Committee.

COMPENSATION COMMITTEE REPORT

To Our Stockholders:

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with FFI’s management. Based on such review and discussion, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Amendment.

This report shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A promulgated by the SEC or Section 18 of the Securities Exchange Act of 1934, as amended.

Respectfully submitted:

Mitchell M. Rosenberg, Ph.D. (Chairman)
Benjamin Mackovak
Elizabeth A. Pagliarini
C. Allen Parker

SUMMARY COMPENSATION TABLE

The following table sets forth, for our NEOs, the compensation earned in the years ended December 31:

					Nonequity
				Stock	incentive plan	All other
		Salary	Bonus	awards	compensation	compensation	Total
Name and principal position	Year	($)(1)	($)	($)(2)(3)(4)(5)	($)(2)	($)(6)	($)
Thomas C. Shafer, Chief Executive Officer of FFI and FFB(7)	2025	1,090,000	—	—	500,000	14,300	1,604,300
	2024	132,755	—	3,880,000	—	1,000	4,013,755
Simone Lagomarsino, President of FFI and FFB(8)(9)	2025	800,000	300,000	450,000	—	14,300	1,564,300
	2024	351,794	—	—	—	132,049	483,843
James Britton, Executive Vice President and Chief Financial Officer of FFI and FFB(10)	2025	390,000	—	375,000	—	300	765,300
	2024	390,000	—	234,000	—	26,000	650,000
	2023	133,000	50,000	89,640	—	7,000	279,640
John A. Hakopian, President of FFA	2025	650,000	—	93,700	—	14,300	758,000
	2024	650,000	—	390,000	—	39,000	1,079,000
	2023	569,792	—	29,000	—	37,000	635,792
David Mitsuuchi, Chief Lending Officer of FFB (11)	2025	375,000	70,000	351,300	—	8,133	804,433

(1)Although Mr. Shafer and Ms. Lagomarsino are also directors of the Company, they do not receive any fees or other compensation for their service as directors.

(2)For 2025, Mr. Shafer, Ms. Lagomarsino and Mr. Mitsuuchi each received a discretionary annual cash incentive bonus. No annual cash incentive bonus award was earned with respect to 2023 and 2024.

(3)For 2025, amounts listed in this column represent the value of RSUs and the target amount of PSUs granted under the 2024 incentive plan. On February 18, 2025, Ms. Lagomarsino received 18,797 RSUs and a target of 28,195 PSUs, Mr. Britton received 28,195 RSUs and a target of 42,293 PSUs, Mr. Hakopian received 7,049 RSUs and a target of 10,573 PSUs, and Mr. Mitsuuchi received 26,410 RSUs and a target of 39,615 PSUs. Additionally, Ms. Lagomarsino received 33,784 RSUs on August 26, 2025. Our closing price per share on February 18, 2025 was $5.32 per share, and on August 26, 2025 was $5.92 per share. The target number of PSUs is also the maximum number of PSUs which may be earned.

For 2024, amounts listed in this column (other than for Mr. Shafer) represent the value of retention RSUs granted under the 2024 incentive plan. On October 23, 2024, Mr. Britton received 31,410 RSUs, Mr. Hakopian received 52,349 RSUs. Our closing price per share on October 23, 2024 was $7.45, which represents the amount of such retention awards payable in RSUs.

For 2023, amounts listed in this column (other than for Mr. Britton) represents the value of RSUs which would have been delivered to the applicable Named Executive Officer if the annual incentive bonus for 2023 was earned at target (which also represents the maximum amount which may be earned), in each case, measured as of the date the annual incentive bonus targets for the applicable year were set by the Compensation Committee. Because the Company did not meet its annual incentive award financial goals for 2023, no RSUs were earned with respect to 2023.

Each RSU, upon vesting, enables its holder to receive one of our common shares. One-third of these awards of RSUs vested immediately upon their issuance date and one-third vests incrementally on each of the first and second anniversaries of the grant date, subject to continued employment.

(4)This column reflects the dollar amount of the grant date fair value of an RSU award, computed in accordance with FASB Accounting Standards Codification (“ASC”) Topic 718, Stock Compensation. Generally, the grant date fair value is the amount that we would expense in our financial statements over the award’s vesting schedule. Please see note 15 to our Financial Statements on our Form 10-K for the applicable year for further information.

(5)Mr. Shafer received an award of 500,000 RSUs in connection with his appointment as the Chief Executive Officer of FFI and FFB in November 2024. One half of these awards of RSUs will vest on the second anniversary of the grant with the remaining portion vesting on the third anniversary, subject to his continued employment.

(6)The amounts in this column include Company 401(k) contributions and life insurance premiums of $14,300 for Mr. Shafer, $14,300 for Ms. Lagomarsino, $300 for Mr. Britton, $14,300 for Mr. Hakopian, and $8,133 for Mr. Mitsuuchi.

(7)Mr. Shafer was designated an NEO when he was appointed as Chief Executive Officer of FFI and FFB in November 2024 and therefore only 2025 and 2024 information is included above. For 2025, the nonequity incentive plan compensation amount represents his guaranteed bonus under his employment agreement. His salary was pro-rated for the 2024 period of his service to the Company from November 21, 2024 through December 31, 2024.

(8)Ms. Lagomarsino was designated an NEO when she was appointed as President of FFB in July 2024. She was later appointed as President of FFI in September 2024. Therefore, only 2025 and 2024 information is included above. Her salary was pro-rated for the 2024 period of her service to the Company from July 8, 2024 to December 31, 2024.

(9)A trust affiliated with Ms. Lagomarsino acquired a number of our shares of common stock as part of our 2024 capital raise. Such shares were acquired at below then current fair market value (as compared to our then closing market price). However, they were acquired at the same price and based on the same terms as our shares were acquired by our other investors who were part of the 2024 capital raise.

(10)Mr. Britton was designated an NEO when he was appointed to Executive Vice President and Chief Financial Officer of FFI and FFB in August 2023. His salary was pro-rated for the 2023 period of his service to the Company from August 3, 2023 through December 31, 2023.

(11)Mr. Mitsuuchi was not an NEO until 2025.

Employment Agreements

Other than Mr. Hakopian, each of our continuing NEOs is currently employed under an employment agreement. Mr. Hakopian’s employment agreement ended on December 31, 2023 and he is currently employed at-will. Mr. Shafer’s employment agreement ends on March 15, 2028, Ms. Lagomarsino’s employment agreement ends on December 31, 2027, Mr. Britton’s employment agreement ends on December 31, 2027, and Mr. Mitsuuchi’s employment agreement ends on December 31, 2027.

Mr. Shafer entered into an employment agreement with FFI and FFB on February 11, 2025. Ms. Lagomarsino entered into an employment agreement with FFI and FFB on February 11, 2025, which was subsequently amended on March 26, 2026. Mr. Britton entered into an employment agreement with FFI on March 26, 2026. Mr. Mitsuuchi entered into an employment agreement with FFB on May 8, 2023, which was subsequently amended on December 31, 2024 and November 18, 2025.

Set forth below are summaries of the material terms of those employment agreements. These summaries are not intended to be complete and are qualified in their entirety by reference to the employment agreements themselves, which are included as exhibits to our Annual Report on Form 10-K filed with the SEC on March 16, 2026.

Material Terms of the Employment Agreements

Salaries. The employment agreements currently provide for the payment of base annual salaries as follows: Mr. Shafer: $1,090,000; Ms. Lagomarsino: $800,000; Mr. Britton: $390,000; and Mr. Mitsuuchi: $375,000. Mr. Hakopian’s employment agreement, prior to its expiration on December 31, 2023, provided for a base annual salary of $475,000.

Participation in Incentive Compensation and Employee Benefit Plans. Mr. Shafer’s employment agreement provides that he will be entitled to an annual discretionary incentive opportunity (the “Annual Incentive Opportunity”) pursuant to the Company’s then-current annual bonus program. The Annual Incentive Opportunity is made up of two parts: (i) 50% of the Annual Incentive Opportunity shall be in the form of an annual cash bonus, and (ii) 50% of the Annual Incentive Opportunity shall be in the form of performance restricted stock units. The maximum Annual Incentive Opportunity that Mr. Shafer may be entitled to is 150% of his base annual salary.

With respect to the 2025 fiscal year Annual Incentive Opportunity, Mr. Shafer is entitled to receive an annual cash bonus of not less than $500,000.

Each of the other employment agreements provides that the NEO will be entitled to participate in any management bonus or incentive compensation plans adopted by our Board or our Compensation Committee and in any qualified or any other retirement plans, stock option or equity incentive plans, life, medical and disability insurance plans and other benefit plans which the Company and its subsidiaries may have in effect, from time to time, for all or most of its senior executives.

Termination and Severance Provisions. Each employment agreement provides that the NEO’s employment may be terminated by the Company with or without cause or due to his or her death or disability or by the NEO with or without good reason. In the event of a termination of the NEO’s employment by the Company without cause or by the NEO for good reason, the Company will become obligated to pay severance compensation to the NEO in an amount equal to the lesser of 12 months of his or her annual base salary or the aggregate annual base salary that would have been paid to the NEO for the remainder of the term of his or her employment agreement if such remaining term is shorter than 12 months (the “Termination Benefits Period”).

The foregoing severance benefits, as applicable, are subject to the NEO executing an agreement that releases us and our affiliates from all legal claims. The NEO is also required to abide by customary confidentiality provisions and, other than Mr. Shafer whose employment agreement does not specify the duration, for eighteen months after his or her termination, the NEO may not solicit our employees or use trade secrets or confidential information to solicit current or prospective customers or to encourage customers, suppliers, vendors or service providers to terminate or modify their business relationship with us.

If the NEO’s employment is terminated due to his or her death then his or her estate shall receive a lump sum payment equal to his or her then annual base salary with payment occurring as soon as practicable after his or her death, less the amount of any life insurance benefits which the NEO’s estate or any of the NEO’s beneficiaries receive under any employer-provided life insurance plan or program in which the NEO was participating at the time of his death. If, during his or her employment, a NEO experiences a disability such that he or she cannot perform his or her essential job functions then we can only terminate his or her employment after the expiration of the lesser of six months or the remaining term in the employment agreement. During such period of time, the NEO shall continue to receive his or her annual base salary less any disability or sick pay that he or she is receiving along with continued participation in our employee benefits plans.

Cause/Good Reason Definitions. The employment agreements contain the following definitions with respect to determining whether/when a NEO is eligible for severance benefits.

“Cause” generally means the occurrence of any of the following by the NEO:

●	any acts of gross negligence, willful misconduct or insubordination and which involve us or our affiliates, or acts of fraud;
●	violation of laws or government regulations which could subject us or our affiliates to disciplinary or enforcement action by a governmental agency, or which could adversely affect our or our affiliates’ reputation or goodwill;
●	acts which would constitute a felony or any misdemeanor involving moral turpitude, deceit, dishonesty or fraud;
●	failure to perform a substantial portion of the duties and responsibilities assigned or delegated to the NEO under the employment agreement;
●	breach of the material obligations under the employment agreement;
●	violation by the NEO of any conflict of interest policy, ethical conduct policy or employment policy or a breach of his or her fiduciary duties;
●	the issuance of an order or directive by any government agency which requires the NEO to disassociate himself or herself from us or an affiliates or which suspends his or her employment or requires him to terminate his or her employment; or

●	the issuance of an order under Section 8(e)(4) or (g)(1) of the Federal Deposit Insurance Act requiring the NEO to be removed or permanently prohibited from participating in the conduct of our business.

“Good Reason” generally means the occurrence of any of the following actions taken by us with respect to the NEO and without his or her consent:

●	a material reduction in authority, duties or responsibilities unless such reduction is made (A) as part of an across-the-board cost-cutting measure that is applied equally and proportionately to all senior executives of the Company, (B) as a result of any acts or omissions of NEO which would entitle the Company to terminate NEO’s employment for cause or (C) by and at the election of the Company as a result of NEO’s disability;
●	a material reduction in base salary or base compensation, unless such reduction is made (A) as part of an across-the-board cost-cutting measure that is applied equally or proportionately to all senior executives, (B) as a result of any acts or omissions of NEO which would entitle the Company to terminate NEO’s employment for cause or (C) by and at the election of the Company as a result of NEO’s disability;
●	a relocation of the NEO’s principal place of employment to an office (other than our headquarters offices) located more than thirty (30) miles from his or hers then principal place of employment; or
●	a breach of our material obligations to the NEO under the employment agreement which breach continues uncured for a period of thirty (30) days following written notice from the NEO.

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

Pay Ratio Disclosure

Set forth below is the annual total compensation of our median employee, the annualized total compensation of our CEO, Mr. Shafer, and the ratio of those two amounts:

●	The 2025 annual total compensation of the median employee of the Company (other than our CEO) was $98,000;
●	The 2025 annualized total compensation of Mr. Shafer was $1,090,000; and
●	For 2025, the ratio of the annualized total compensation of Mr. Shafer to the median annual total compensation of all our employees was 11.1.

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

●	Examined actual 2025 earnings from payroll records;
●	Excluded employees who separated in 2025 and included employees who were hired in 2025, such that only active employees at December 31, 2025 were considered; and
●	Excluded the CEO.

The results were sorted from highest total compensation to lowest total compensation to determine the median employee. After identifying the median employee, the Company calculated the 2025 annual total compensation for our median employee and the 2025 annualized total compensation for our CEO using the same methodology that the Company used to calculate the CEO’s annual total compensation for the “Summary Compensation Table” in this Amendment and as further described below as applicable:

●	Salary is equal to amounts earned in 2025;
●	Bonus is equal to amount earned for 2025 and paid in the first quarter of 2026;
●	Restricted stock units awards were based on the value of the portion of bonus which could have been paid out in RSUs, as determined as of the date the bonus entitlement was first created; and
●	Other compensation, which consists of medical, dental and life insurance benefits and our 401k match.

The CEO’s total annualized compensation is divided by the total compensation of the median employee to determine the CEO pay ratio. Since two individuals served as our CEO during 2025, to determine the CEO’s compensation, we used the total annualized compensation of our current CEO, Mr. Shafer. Mr. Shafer assumed the role of CEO on November 21, 2024.

Pay Versus Performance Disclosure

As required by Section 953(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(v) of Regulation S-K, we are providing the following information that demonstrates the relationship between executive “Compensation Actually Paid” and the Company’s performance against several specific financial metrics. For further information regarding our executive compensation and programs, the metrics used by our Compensation Committee to set executive compensation for 2025 (which is different than the financial metrics we are required to include in the tables and discussion below) and our pay- for-performance philosophy, please refer to the “Compensation Discussion and Analysis” section included herein.

The table below reflects the Compensation Actually Paid to the Company’s Principal Executive Officer (“PEO”) and average Compensation Actually Paid to non-PEO NEO’s during 2021 through 2025. In addition, the table compares our Total Stockholder Return (“TSR”) against our peer group TSR using the KBW Nasdaq Regional Bank Index.

					Average		Value of Initial
					Summary	Average	Fixed $100
	Summary Compensation		Compensation Actually		Compensation	Compensation	Investment		Net (Loss)	Return on
	Table Total for PEO(1)		Paid to PEO(2)(3)		Table Total	Actually Paid	Based On:(4)		Income	Average
	Scott F.	Thomas C.	Scott F.	Thomas C.	for Non-PEO	to Non-PEO		Peer Group	($ in	Tangible Common
Year	Kavanaugh	Shafer	Kavanaugh	Shafer	NEOs ($)(1)	NEOs ($)(2)(3)	TSR ($)	TSR ($)	Thousands)	Equity(5)
(a)	(b)	(b)	(c)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
2025	—	1,604,300	—	1,579,300	955,508	977,626	30.80	131.08	(155,157)	(16.2)%
2024	1,259,812	4,013,755	693,861	3,238,755	887,808	846,776	31.05	126.88	(92,407)	(0.07)%
2023	1,329,000	—	1,363,512	—	486,655	490,773	48.40	115.78	(199,064)	1.9%
2022	2,684,550	—	2,439,531	—	839,164	832,136	71.65	120.61	110,512	13.0%
2021	2,439,000	—	2,457,626	—	1,110,500	1,116,184	124.30	133.20	109,511	16.9%

(1) The amounts included in column (b) reflect the summary compensation table total for Thomas C. Shafer for 2025, for Thomas C. Shafer and Scott F. Kavanaugh for 2024, and for Scott F. Kavanaugh for the years 2023 through 2021 reported in the table. The amounts reported in column (d) reflect the average summary compensation table total amounts for the non-PEO executive officers for the respective years. The individuals comprising the non-PEOs for each year are listed below:

2025	2024	2023	2022	2021
Simone Lagomarsino	Simone Lagomarsino	Ulrich E. Keller, Jr.	Ulrich E. Keller, Jr.	Ulrich E. Keller, Jr.
John Hakopian	Chris Naghibi	Amy Djou	David DePillo	David DePillo
James Britton	John Hakopian	Chris Naghibi	Kevin Thompson	Kevin Thompson
David Mitsuuchi	James Britton	John Hakopian	Lindsay Lawrence	Lindsay Lawrence
	Ulrich E. Keller, Jr.	James Britton	Amy Djou
Chris Naghibi
John A. Hakopian

David Mitsuuchi was not an NEO until 2025. Simone Lagomarsino was hired in July 2024. James Britton was hired in August 2023. Chris Naghibi resigned from the Company in June 2025. Ulrich E. Keller resigned from the Company in July 2024. David DePillo and Kevin Thompson resigned from the Company in November 2022. Lindsay Lawrence resigned from the Company in December 2022.

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

(4) The Peer Group TSR set forth in this table utilizes the KBW Nasdaq Regional Bank Index, which we also utilized in the stock performance graph required by Item 201(e) of regulation S-K in our Annual Report filed on Form 10-K for the year ended December 31, 2025. The comparison assumes $100 invested for the period beginning December 31, 2021 through December 31, 2025 for the Company and the KBW Regional Bank Index, respectively. TSR shown in the table are not necessarily indicative of future stock performance.

(5) We determined Return on Average Tangible Common Equity was the most important financial measure used to link Company performance to Compensation Actually Paid to our PEO and non-PEO NEOs. This performance measure may not have been the most important financial performance measure for prior years and we may determine a different financial performance measure to be the most important financial measure in future years.

	Summary Compensation	Exclusion of Stock	Inclusion of Equity	Compensation Actually
Year	Table Total for PEO ($)	Awards for PEO ($)	Values for PEO ($)	Paid to PEO ($)
Scott Kavanaugh
2024	1,259,812	(425,000)	(140,951)	693,861
2023	1,329,000	(342,000)	376,512	1,363,512
2022	2,684,550	(510,000)	264,981	2,439,531
2021	2,439,000	(435,000)	453,626	2,457,626
Thomas Shafer
2025	1,604,300	—	(25,000)	1,579,300
2024	4,013,755	(3,880,000)	3,105,000	3,238,755

	Average Summary	Average Exclusion of	Average Inclusion of	Average Compensation
	Compensation Table for	Stock Awards for	Equity Value for	Actually Paid to
Year	Non-PEO NEOs ($)1	Non-PEO NEOs ($)	Non-PEO NEOs ($)	Non-PEO NEOs ($)
2025	955,508	(317,500)	339,618	977,626
2024	887,808	(178,800)	137,767	846,776
2023	486,655	(37,328)	41,447	490,773
2022	839,164	(20,386)	13,358	832,136
2021	1,110,500	(137,000)	142,684	1,116,184

The amounts in the Inclusion of Equity Values in the table above is derived from the amounts as set forth below:

				Change in Fair
				Value from Last
				Day of Prior
	Year-End Fair			Year to Vesting
	Value of Equity	Change in Fair	Vesting-Date Fair	Date of Unvested	Fair Value at Last	Value of
	Awards Granted	Value from Last Day	Value of Equity	Equity Awards	Day of Prior Year of	Dividends or
	During the Year	of Year of Unvested	Awards Granted	Granted in Prior	Equity Awards	Other Earning
	That Remained	Equity Awards	During Year that	Years that	Granted in Prior	Paid on Equity
	Unvested as of	Granted in	Vested During	Vested During	Years that Forfeited	Awards Not	Total – Inclusion
	Last Day of Year for	Prior years for	Year for	Year for	During Year for	Otherwise	of Equity values
Year	PEO ($)	PEO ($)	PEO ($)	PEO ($)	PEO ($)	Included for PEO ($)	for PEO ($)
Scott Kavanaugh
2024	—	—	—	(29,960)	(110,991)	—	(140,951)
2023	221,943	(25,580)	172,732	7,417	—	—	376,512
2022	157,659	(54,577)	145,006	16,893	—	—	264,981
2021	257,674	34,907	121,000	40,045	—	—	453,626
Thomas Shafer
2025	(25,000)	—	—	—	—	—	(25,000)
2024	3,105,000	—	—	—	—	—	3,105,000

				Average Change
				in Fair Value from
				Last Day of
	Average Year-End			Prior Year to	Average Fair
	Fair Value of Equity	Average Change		Vesting Date of	Value at Last	Average Value of
	Awards Granted	in Fair Value from	Average Vesting-	Unvested Equity	Day of Prior	Dividends or
	During the Year	Last Day of Year	Date Fair Value of	Awards Granted in	Year of Equity	Other Earning
	That Remained	of Unvested Equity	Equity Awards	Prior Years	Awards Granted	Paid on Equity	Total – Average
	Unvested as of	Awards Granted	Granted During	that Vested	in Prior Years that	Awards Not	Inclusion of
	Last Day of Year	in Prior years	Year that Vested	During Year for	Forfeited During	Otherwise	Equity Values for
	for Non-PEO	for Non-PEO	During Year for	Non-PEO	Year for Non-	Included for Non-	Non-PEO
Year	NEOs ($)	NEOs ($)	Non-PEO NEOs ($)	NEOs ($)	PEO NEOs ($)	PEO NEOs ($)	NEOs ($)
2025	361,763	(50)	—	(22,095)	—	—	339,618
2024	149,041	(7,566)	—	(3,708)	—	—	137,767
2023	34,465	(1,605)	8,735	(148)	—	—	41,447
2022	7,065	(2,300)	30,314	2,905	(24,626)	—	13,358
2021	79,801	12,476	37,471	12,936	—	—	142,684

The Peer Group TSR set forth in this table utilizes the KBW Nasdaq Regional Bank Index, which we also utilized in the stock performance graph required by Item 201(e) of Regulation S-K in our Annual Report filed on Form 10-K for the year ended December 31, 2025. The comparison assumes $100 invested for the period beginning December 31, 2021 through December 31, 2025 for the Company and the KBW Regional Bank Index, respectively. TSR shown the table are not necessarily indicative of future stock performance.

We determined Return on Tangible Book Value was the most important financial performance measure used to link Company performance to Compensation Actually Paid to our PEO and non- PEO NEOs in 2025. This performance measure may not have been the most important financial performance measure for prior years and we may determine a different financial performance measure to be the most important financial performance measure in future years.

Description of Relationship Between PEO and Other NEO Compensation Actually Paid and Company Total Stockholder Return (“TSR”)

Description of Relationship Between PEO and Other NEO Compensation Actually Paid and Net Income

Description of Relationship Between Company TSR and Peer Group TSR

Description of Relationship Between PEO and Other NEO Compensation Actually Paid and Return on Tangible Book Value

Tangible book value per common share is a non-GAAP financial measure. Tangible book value per common share is calculated by dividing tangible common equity by basic common shares outstanding, as compared to book value per share, which is calculated by dividing shareholders’ equity by basic common shares outstanding. Tangible common equity is calculated by taking shareholders’ equity and subtracting preferred stock and intangible assets. The table below provides a reconciliation of the GAAP measure of book value per share to the non- GAAP measure of tangible book value per common share. We believe that this information is consistent with the treatment by bank regulatory agencies, which exclude intangible assets from the calculation of capital ratios. Accordingly, we believe that tangible equity and tangible book value per share provide information that is important to investors and that is useful in understanding our capital position and ratios. However, these non-GAAP financial measures are supplemental and are not a substitute for an analysis based on GAAP measures. As other companies may use different calculations for these measures, this presentation may not be comparable to other similarly titled measures reported by other companies.

Tangible book value per share:

(dollars in 000’s, except share amounts)	2025	2024
Shareholders’ equity	$912,587	$1,053,363
Less: preferred stock	86,797	87,649
Total common equity	825,790	965,714
Less: intangible assets	2,400	3,558
Tangible common equity	$823,390	$962,156
Book value per common share	$11.01	$12.79
Tangible book value per common share	$9.93	$11.68
Basic common shares outstanding	82,884,401	82,365,388

Pay vs. Performance Financial Performance Measures

We believe the financial performance measures shown below, all of which are performance objectives used in our executive compensation program, were the most important in linking compensation actually paid to our NEOs for 2025:

●	Return on Tangible Book Value
●	Asset Quality / Performance of Loan Portfolio
●	Loan-to-Deposit Ratio

Change in Control Agreements

The Company has entered into Change in Control Severance Agreements with each of its NEOs except Mr. Shafer and Ms. Lagomarsino (the “CC Agreements”). Messrs. Britton, Hakopian and Mitsuuchi entered into their respective CC Agreements on August 14, 2023, August 6, 2020, and May 8, 2023.

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

Each of the CC Agreements provides that if the Company undergoes a Change in Control (as defined below) while the NEO is still an employee of the Company or one of its subsidiaries and, within the succeeding 12 months, the NEO terminates his or her employment due to the occurrence of a “Good Reason Event” (such as involuntary changes to any of the NEOs authority or responsibilities, compensation, eligibility for participation in bonus and employee benefit plans or relocation of work location) then the NEO will become eligible to receive the following severance compensation (in lieu of the aggregate amount of any severance benefits that could be provided under the NEO’s employment agreement):

●	two times the sum of (1) his or her annual base salary as then in effect as of immediately before the initial public announcement by the Company of an intended or anticipated Change in Control and (2) the maximum bonus compensation that the NEO could have earned under any bonus or incentive compensation plan in which he or she was then participating at the time of such termination of employment, if any (in each case, the “Cash Amount”);
●	acceleration of the vesting of any then unvested stock options, restricted stock units, restricted stock or other forms of equity-based compensation awards granted to the NEO; and

●	continued participation for the NEO and his or her family members in medical, dental, vision, disability, and life insurance plans and programs commencing on the date of termination and ending on December 31st of the second calendar year following the calendar year of the termination.

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

Change in Control/Good Reason Definitions. The CC Agreements contain the following definitions with respect to determining whether/when a NEO is eligible for severance benefits under the CC Agreements.

“Change in Control” generally means the occurrence of any of the following subject to certain exceptions:

●	a person who becomes the beneficial owner, directly or indirectly, of more than thirty percent (30%) of the Company’s voting securities subject to certain conditions;
●	a consolidation, merger, or reorganization of the Company with or into another person, or of another person with or into the Company, in which the holders of the Company’s outstanding voting securities immediately prior to the consummation of such consolidation, merger or reorganization would not, immediately after such consummation, own beneficially, directly or indirectly, (in the aggregate) at least sixty percent (60%) of the voting securities of (1) the continuing or surviving person in such merger, consolidation or reorganization (whether or not that is the Company) or (2) the ultimate parent, if any, of that continuing or surviving person;
●	a consolidation, merger or reorganization of FFB with or into another person, or of another person with or into FFB, unless the persons that were the holders of the Company’s voting securities immediately prior to such consummation would have, immediately after such consolidation, merger or reorganization, substantially the same proportionate direct or indirect beneficial ownership of at least sixty (60%) of the voting securities of (1) the continuing or surviving person in such consolidation, merger or reorganization (whether or not that is FFB) or, (2) the ultimate parent, if any, of that continuing or surviving person;
●	a sale, lease, exchange or other transfer (in one transaction or a series of transactions contemplated or arranged by any party as a single plan) of all or substantially all of the assets of the Company or of FFB;
●	during any period of two (2) consecutive years during the term of the CC Agreement, individuals who at the beginning of that two year period constituted the entire Board do not, for any reason, constitute a majority thereof, unless the election (or the nomination for election) by the holders of the Company’s voting securities, of each director who was not a member of the Board at the beginning of that two year period was approved by a vote of at least two-thirds of the directors then still in office who were directors at the beginning of the two year period.

“Good Reason” generally means the occurrence of any of the following actions taken by us with respect to the NEO and without his or her consent:

●	The scope of NEO’s authority or responsibilities is significantly reduced or diminished or there is a change in his or her position or title as an officer of the Company or subsidiary, or both, that constitutes or would generally be considered to constitute a demotion;
●	a reduction in base salary, unless such reduction is made as part of an across-the-board cost-cutting measure that is applied equally or proportionately to all senior executives;
●	a significant reduction or discontinuation in the NEO’s bonus and/or incentive compensation award opportunity unless it is applied equally or proportionately to all senior executives participating in the incentive plan or program;

●	a significant reduction or discontinuation in the NEO’s participation in any other benefit plan subject to certain exceptions;
●	a relocation of the NEO’s principal place of employment to an office (other than our headquarters offices) located more than thirty (30) miles from his or her then principal place of employment; or
●	a breach of our material obligations to the NEO under either the employment agreement or CC Agreement which breach continues uncured for a period of thirty (30) days following written notice from the NEO.

In order to resign his or her employment for Good Reason under the CC Agreement, the NEO must provide the Company with written notice within 90 days of the Good Reason Event, and if the Company does not cure within 30 days, the NEO must give written notice of termination for Good Reason within 45 days of the end of the cure period.

Potential Payments upon Termination or Change in Control

The following table sets forth the potential payments that would have been payable to our NEOs upon a termination of employment in certain circumstances, including in connection with a Change in Control (“CIC”). The actual amounts payable can only be determined when an executive is terminated and can be more or less than the amounts shown below, depending on the facts and circumstances actually prevailing at the time of the executive’s termination of employment. The payments calculated below are based on the executive’s salary as of December 31, 2025, and assume a qualifying termination on December 31, 2025.

			Acceleration of	Continuation	Total
			Unvested Stock	of Medical	Termination
	Base Salary	Bonus	Awards(1)	Benefits(2)	Benefits
Thomas C. Shafer
Voluntary termination	$—	$—	$—	$—	$—
Involuntary termination(3)	1,090,000	—	—	—	1,090,000
Termination without Cause or for Good Reason after CIC	1,090,000	—	3,080,000	—	4,170,000
Disability	—	—	—	—	—
Death	840,000	—	—	—	840,000

Simone Lagomarsino
Voluntary termination	—	—	—	—	—
Involuntary termination(3)	800,000	—	—	—	800,000
Termination without Cause or for Good Reason after CIC	800,000	—	497,600	—	1,297,600
Disability	—	—	—	—	—
Death	550,000	—	—	—	550,000

James Britton
Voluntary termination	—	—	—	—	—
Involuntary termination(3)	390,000	—	—	31,854	421,854
Termination without Cause or for Good Reason after CIC(3)	780,000	585,000	458,800	63,700	1,887,500
Disability	—	—	—	—	—
Death(3)(4)	140,000	—	—	—	140,000

John Hakopian
Voluntary termination	—	—	—	—	—
Involuntary termination(3)	650,000	—	—	31,854	681,854
Termination without Cause or for Good Reason after CIC(3)	1,300,000	580,000	108,600	63,700	2,052,300
Disability	—	—	—	—	—
Death(3)(4)	400,000	—	—	—	400,000

David Mitsuuchi
Voluntary termination	—	—	—	—	—
Involuntary termination(3)	375,000	—	—	43,458	418,458
Termination without Cause or for Good Reason after CIC(3)	750,000	562,500	406,600	86,900	1,806,000
Disability	—	—	—	—	—
Death(3)(4)	125,000	—	—	—	125,000

(1)The amounts in this column represent the value of unvested RSU awards that would accelerate upon a CIC as of December 31, 2025. The value is determined by multiplying the number of accelerated shares by the closing share price of $6.16 for our common stock as of December 31, 2025.

(2)The amounts in this column represent the premiums for medical, dental and life insurance premiums as of December 31, 2025 that the Company would be obligated to pay for the NEO for the period of time specified in the related employment or CIC agreement.

(3)Assumes an effective date of a qualifying termination of employment of December 31, 2025. In addition to the payments provided in this row, the NEO is entitled to receive accrued benefits earned through the date of termination.

(4)In the event of a termination of employment due to death, the NEO’s estate is entitled to receive the NEO’s base salary less the amount of any life insurance benefits paid under any Company provided life insurance plan. As of December 31, 2025, the Company provides to each NEO a life insurance benefit of $250,000. This amount has been subtracted from each NEO’s base salary as of December 31, 2025 to determine the amount payable in this row.

Equity Incentive Plan

Amended 2024 Equity Plan

Purposes. The purposes of the Amended and Restated 2024 Equity Incentive Plan (the “Amended 2024 Equity Plan”) are (a) to enhance our ability to attract and retain the services of officers and other key employees, directors and outside service providers, (b) to provide additional incentives to such persons to devote their effort and skills to the advancement of the Company by providing them an opportunity to participate in the ownership of the Company, and (c) to more closely align their interests with the interests of our stockholders by rewarding performance that results in increases in our share prices. The 2024 Equity Incentive Plan was amended in 2025 to primarily increase the number of shares available for issuance to 4,000,000 shares.

Eligible Participants. Incentive stock options may be granted only to employees of the Company or its subsidiaries, including the NEOs. All other awards may be granted to any of our officers, other employees and directors, and to outside service providers that render bona fide services not in connection with the offer and sale of securities in a capital-raising transaction. The Compensation Committee determines which individuals will participate in the Amended 2024 Equity Plan.

Award Types. The Amended 2024 Equity Plan permits the issuance of the following types of equity incentive awards:

●	Options. Options may be non-qualified stock options or incentive stock options and may vest based on time or achievement of performance goals. Our Compensation Committee may provide for options to be exercised only as they vest or to be immediately exercisable with any shares issued on exercise being subject to our right of repurchase that lapses as the shares vest.
●	Restricted Stock. A restricted stock award is an offer by us to sell or award shares of our common stock subject to restrictions, which may vest based on time or achievement of predetermined performance goals and which may be subject to forfeiture, in whole or in part, in the event of a cessation of the participant’s service with the Company or a failure to achieve any performance goals. The price, if any, of a restricted stock award will be determined by the Compensation Committee.
●	Stock Appreciation Rights. Stock appreciation rights (“SARs”) provide for a payment, or payments, in cash or shares of our common stock, to the holder based upon the difference between the fair market value of our common stock on the date of exercise and the stated exercise price at grant up to a maximum amount of cash or number of shares.
●	Restricted Stock Units. RSUs represent the right to receive shares of our common stock at a specified date in the future, subject to forfeiture of that right because of termination of employment or failure to achieve certain performance goals. Upon the vesting of an RSU, we will deliver to the holder of the RSU shares of our common stock (which may be subject to additional restrictions), cash or a combination of shares of our common stock and cash.
●	Performance Awards. Performance awards cover a number of shares of our common stock that may be settled upon achievement of the pre-established performance goals in cash or by issuance of the underlying shares.
●	Stock Bonuses. Stock bonus awards may be granted as additional compensation for past or future service or achievement of performance goals, and therefore, no payment will be required for any shares awarded under a stock bonus.

Terms applicable to Stock Options and Stock Appreciation Rights. The exercise or base price of grants made under the Amended 2024 Plan of stock options or SARs may not be less than the closing price of our common stock on the date of grant. The term of these awards may not be longer than ten years, except in the case of incentive stock options granted to holders of more than 10% of our voting power, which may have a term no longer than five years. The Compensation Committee determines at the time of grant the other terms and conditions applicable to such award, including vesting and exercisability.

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

Subject to the terms and limitations expressly set forth in the Amended 2024 Equity Plan, the Compensation Committee selects the persons who receive awards, determines the number of shares covered thereby, and establishes the terms, conditions and other provisions of incentive awards.

Grants of Plan-Based Awards

							All other
							stock awards:	Grant
			Estimated future payouts		Estimated future payouts		Number of	date fair
			under non-equity incentive		under equity incentive plan		shares of	value of stock
			plan awards(1)		awards(1)		stock or	and option
Name	Grant Date		Threshold ($)	Target ($)	Threshold ($)	Target ($)	units (#)(2)(3)	awards ($)
Thomas C. Shafer
Simone Lagomarsino	2/18/2025	(1)	—	—	—	—	18,797	100,000
	2/18/2025	(2)	—	—	—	28,195	—	150,000
	8/26/2025	(3)	—	—	—	—	33,784	200,000
James Britton	2/18/2025	(1)	—	—	—	—	28,195	150,000
	2/18/2025	(2)	—	—	—	42,293	—	225,000
John A. Hakopian	2/18/2025	(1)	—	—	—	—	7,049	37,500
	2/18/2025	(2)	—	—	—	10,573	—	56,200
David Mitsuuchi	2/18/2025	(1)	—	—	—	—	26,410	140,500
	2/18/2025	(2)	—	—	—	39,615	—	210,800

(1)Represents RSU awards provided to certain of our named executive officers. The grant date fair value of this award is computed based on the closing price of our common shares on the grant date, February 18, 2025. These RSU awards vest in equal installments on the first, second and third anniversaries of the issue date, subject to continued employment.

(2)Represents PSU awards provided to certain of our named executive officers. The grant date fair value of this award is computed based on the closing price of our common shares on the grant date, February 18, 2025. These PSU awards vest on the first and second anniversaries of the issue date, subject to continued employment and achievement of the performance conditions. The target number of PSUs is also the maximum and minimum number of PSUs which may be earned.

(3)Represents RSU awards granted to Ms. Lagomarsino. The grant date fair value of this award is computed based on the closing price of our common shares on the grant date, August 26, 2025. These RSU awards vest on the first anniversary of the issue date, subject to continued employment.

Outstanding Equity Awards at Fiscal Year End

The following table sets forth information regarding outstanding options and unvested RSUs and PSUs that have been granted to the NEOs and that were outstanding as of December 31, 2025.

	Stock Awards
				Equity incentive plan
			Equity incentive plan	awards: market or
			awards: number of	payout value of
	Number of	Market value of	unearned shares,	unearned shares,
	shares or units of	shares or units of	units or other	units or other
	stock that have	stock that have	rights that have	rights that have
Name / Grant Date (1)	not vested (#)(2)(3)(4)	not vested ($)	not vested (#)	not vested ($)(2)
Thomas C. Shafer
11/21/2024	500,000	3,080,000	—	—
Simone Lagomarsino
2/18/2025	18,797	115,800	—	—
2/18/2025	—		28,195	173,700
8/26/2025	33,784	208,100	—	—
James Britton
8/29/2023	4,000	24,600	—	—
2/18/2025	28,195	173,700	—	—
2/18/2025	—	—	42,293	260,500
John A. Hakopian
2/18/2025	7,049	43,500	—	—
2/18/2025	—	—	10,573	65,100
David Mitsuuchi
2/18/2025	26,410	162,600	—	—
2/18/2025	—	—	39,615	244,000

(1)The RSUs issued on August 26, 2025 to Ms. Lagomarsino equals the RSUs issued to her based upon the dollar value of her grant award at the time of issuance. These RSUs vest on the first anniversary of the grant date. Market value is based on the closing share price of $6.16 for our common stock as of December 31, 2025.

(2)The RSUs and PSUs issued on February 18, 2025 vest in equal installments on the first, second and third anniversaries of the issue date, subject to continued employment. The PSUs granted on this date vest on the first and second anniversaries of the issue date, subject to continued employment and achievement of the performance metrics. Market value is based on the closing share price of $6.16 for our common stock as of December 31, 2025.

(3)The RSUs issued on November 21, 2024 to Mr. Shafer vest on in equal installments on the second and third anniversaries of the issue date, subject to continued employment. Market value is based on the closing share price of $6.16 for our common stock as of December 31, 2025.

(4)The RSUs granted August 29, 2023 for Mr. Britton vest in equal installments beginning on the first anniversary date from the grant date and continuing on the second and third anniversaries of the grant date subject to continued employment. Market value is based on the closing share price of $6.16 for our common stock as of December 31, 2025.

Option Exercises and Stock Vested

The following table sets forth information regarding stock options exercised and RSUs vested during 2025 for each of our NEOs:

	Option Awards		Stock Awards
	Number of		Number of
	Shares Acquired	Value Realized	Shares Acquired	Value Realized
	on Exercise(2)	on Exercise(1)(2) ($)	on Vesting	on Vesting(2) ($)
Thomas C. Shafer	—	—	—	—
Simone Lagomarsino	—	—	—	—
James Britton	—	—	34,410	194,985
John A. Hakopian	—	—	53,002	288,626
David Mitsuuchi	—	—	30,202	164,601
(1)	Represents the market price of the underlying securities at vesting.
(2)	No stock options were exercised in 2023, 2024 or 2025, given that there are no outstanding issuances of option awards.

Director Compensation

Only non-employee directors are entitled to receive compensation for service on the Board and committees of the Board.

The Board, acting upon a recommendation from the Compensation Committee, annually determines the non-employee directors’ compensation for serving on the Board and its committees. The Chairman of the Board and the Chairman of the Audit Committee receive retainers at an annual rate of $160,000, which in prior years was paid half in cash and half in shares of the Company’s common stock pursuant to a written restricted stock unit agreement. Other directors receive retainers at an annual rate of $140,000, which in prior years was paid half in cash and half in shares of the Company’s common stock pursuant to a written restricted stock unit agreement. In 2025, the timing of the award of RSUs was delayed to coincide with the annual meeting of stockholders. As a result, directors received only cash compensation until the award of RSUs after the annual meeting of stockholders, which ultimately changed the value of board compensation during the year.

Additionally, Henchy R. Enden was appointed to the Board by Fortress, and in respect of such Board service, Fortress receives cash compensation otherwise payable to Ms. Enden.

The compensation each non-employee director received for their service on the Board and Board committees is set forth in the following table for the year ended December 31, 2025:

	Director Compensation
	Fees Earned or Paid
	in Cash	Stock Awards(1)	Total
Max A. Briggs	$113,333	80,000	$193,333
Sam Edelson	$99,167	70,000	$169,167
Henchy R. Enden(2)	$140,000	—	$140,000
Benjamin Mackovak	$99,167	70,000	$169,167
Elizabeth A. Pagliarini	$99,167	70,000	$169,167
C. Allen Parker	$99,167	70,000	$169,167
Mitchell M. Rosenberg	$99,167	70,000	$169,167
Jacob P. Sonenshine	$113,333	80,000	$193,333

(1)On May 29, 2025, when our closing share price was $5.26 per share, Mr. Briggs and Mr. Sonenshine received a grant of 15,210 RSUs and Ms. Pagliarini, Mr. Rosenberg, Mr. Parker, Mr. Mackovak, and Mr. Edelson received 13,308 RSUs. Each awards vests on May 29, 2026.

This column reflects the aggregate dollar amount of the grant date fair value of these RSUs, computed in accordance with FASB ASC Topic 718, Stock Compensation. Generally, the grant date fair value is the amount that we would expense in our financial statements over the award’s vesting schedule. In accordance with SEC rules, the amounts shown reflect the aggregate grant date fair value of stock awards granted to the Company’s non-employee directors during 2025, computed in accordance with FASB ASC Topic 718, Stock Compensation. The grant date fair value is measured based on the closing price of the Company’s common stock on the date of grant.

(2)  As previously noted, Ms. Enden was appointed to the Board by Fortress, and in respect of such Board service, Fortress receives cash compensation of $140,000 annually.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

Set forth below is information regarding the beneficial ownership, as of March 18, 2026, of the Company’s common stock by (i) each person who we knew owned, beneficially, more than 5% of the Company’s outstanding shares, (ii) each of the Company’s current directors and each nominee standing for election to the Board at the Annual Meeting, (iii) each of the executive officers of the Company who are named in the Summary Compensation Table below, and (iv) all of the directors and executive officers as a group. As of March 18, 2026, a total of 82,926,292 shares of our common stock were issued and outstanding.

	As of March 18, 2026(1)
	Number of
	Shares
	Beneficially		Percent of
Name and Title	Owned		Class
Canyon Capital Advisors LLC	8,152,392	(2)	9.8%
North Reef Capital Management L.P.	7,615,000	(3)	9.2%
Strategic Value Bank Partners LLC	6,768,343	(4)	8.2%
BlackRock Inc.	5,114,743	(5)	6.1%
Vanguard Group Inc	4,350,501	(6)	5.2%
Max A. Briggs, CFP, Chairman of FFI and FFB	75,866	(7)	*
Sam Edelson, Director	—		—
Henchy R. Enden, Director	—		—
Simone Lagomarsino, Director and President of FFI and FFB	121,951	(8)	*
Benjamin Mackovak, Director	6,768,343	(9)	8.2%
Elizabeth A. Pagliarini, Director	27,282	(10)	*
C. Allen Parker, Director	—		—
Mitchell M. Rosenberg, Director	77,519		*
Thomas C. Shafer, Director and Chief Executive Officer of FFI and FFB	—		—
Jacob P. Sonenshine, Director	99,208		*
James Britton, Executive Vice President and Chief Financial Officer of FFI and FFB	29,814		*
John A. Hakopian, President of FFA	697,584	(11)	*
David Mitsuuchi, Executive Vice President and Chief Lending Officer of FFB	32,202		*
All Directors and executive officers as a Group (15 persons)	7,942,750		9.6%

*     Less than 1%

(1)This table is based on information supplied to us by our officers, directors and principal stockholders. Except as otherwise noted, we believe that each of the stockholders named in the table has sole voting and investment power with respect to all shares of common stock shown as to which he or she is shown to be the beneficial owner, subject to applicable community property laws. The percentage ownership interest of each individual or group is based on the total number of shares of the Company’s common stock outstanding plus the shares which the respective individual or group has the right to acquire within 60 days after March 18, 2026 through the exercise of stock options or pursuant to any contract or any other arrangement.

(2)The ownership information set forth in the table is based on information contained in a statement on Schedule 13D, filed with the SEC by Canyon Capital Advisors LLC on November 3, 2025. Canyon Capital Advisors LLC’s address is 2728 North Harwood Street, 2nd Floor, Dallas, TX, 75201.

(3)The ownership information set forth in the table is based on information contained in a statement on Schedule 13G/A, filed with the SEC by North Reef Capital Management L.P. as of August 14, 2025. North Reef Capital Management L.P.’s address is 1833 South Coast Highway, Suite 201, Laguna Beach, CA 92651.

(4)The ownership information set forth in the table is based on information contained in a statement on Schedule 13G/A, filed with the SEC by Strategic Value Bank Partners LLC as of February 2, 2025. Strategic Value Bank Partner LLC’s address is 127 Public Square, Suite 1510, Cleveland, OH, 44114.

(5)The ownership information set forth in the table is based on information contained in a statement on Schedule 13G/A, filed with the SEC by BlackRock, Inc. as of February 5, 2025. BlackRock’s address is 50 Hudson Yards, New York, NY, 10001.

(6)The ownership information set forth in the table is based on information contained in a statement on Schedule 13G, filed with the SEC by The Vanguard Group as of January 30, 2026. The Vanguard Group’s address is 100 Vanguard Blvd., Malvern, PA 19355.

(7)Includes 6,000 shares beneficially owned by Mr. Briggs’ spouse, as to which he disclaims beneficial ownership.

(8)Includes 121,951 shares held in an affiliated trust.

(9)Mr. Mackovak beneficially owns 6,768,343 shares held by Strategic Value Bank Partners LLC as its Co-Founder and Managing Member. Mr. Mackovak disclaims beneficial ownership of the shares except to the extent of his pecuniary interest therein.

(10)Includes 22,956 shares held in a family trust and 7,143 shares held by her spouse.

(11)Includes 447,000 shares are held in brokerage accounts pursuant to which they may serve as security for margin loans.

Equity Compensation Plan Information

The following table provides information as of December 31, 2025 regarding the Company’s Equity Plans:

	Column (a)	Column (b)	Column (c)
Number of
Securities
Remaining
Available for
	Number of		Future Issuance
	Securities to be	Weighted-	under Equity
	Issued upon	Average	Compensation
	Exercise of	Exercise Price of	Plans
	Outstanding	Outstanding	(Excluding
	Options,	Options,	Securities
	Warrants and	Warrants and	Reflected in
Plan Category	Rights(2)	Rights(1)	Column (a))(2)
Equity compensation plans approved by stockholders	1,495,003	$—	2,836,175
Equity compensation plans not approved by stockholders	—	—	—
Total	1,495,003	$—	2,836,175

(1)Options, should they be awarded, are granted at an exercise price equal to or greater than the fair market value per share of our common stock on their respective dates of grant. Exercise Price is not applicable to RSUs and PSUs.

(2)Represents 1,318,640 RSUs and 176,363 PSUs issued and not vested as of December 31, 2025.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

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

In addition, our Board has adopted a written policy governing the approval of related party transactions. FFI’s related parties include directors (including any nominee for election as a director), executive officers, 5% stockholders and the immediate family members of these persons. Our General Counsel, in consultation with other members of management and outside counsel, as appropriate, reviews potential related party transactions to determine whether they are subject to the policy. If so, the transaction will be referred to the Audit Committee for review and approval. In determining whether to approve a related party transaction, the Audit Committee considers, among other factors, the fairness of the proposed transaction to the Company, the direct or indirect nature of the related party’s interest in the transaction, the appearance of any improper conflict of interests for any director or executive officer, taking into account the size of the transaction and the financial position of the related party, whether the transaction would impair an outside director’s independence, the acceptability of the transaction to our regulators and any possible violations of other of our corporate policies.

Transactions with Certain Related Persons

In addition to the compensation arrangements with directors and executive officers described in “Executive Compensation” above, the following is a description of each transaction since January 1, 2025, and each proposed transaction in which:

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

Director Independence

Our Board has evaluated the independence of its members based on the definition of independence for purposes of Board membership and membership on the Board’s standing committees that are applicable to the Company because its shares are listed on the New York Stock Exchange. Based on that evaluation, our Board has concluded that (i) eight Board members are independent: Mses. Pagliarini and Enden and Messrs. Briggs, Rosenberg, Sonenshine, Edelson, Mackovak and Parker; and (ii) all of the members of the Audit Committee, Compensation Committee, Nominating and Corporate Governance Committee, and Risk Committee are independent.

Item 14.    Principal Accountant Fees and Services.

Audit and Other Fees Paid in Fiscal Year 2024 and 2025

Aggregate fees for professional services rendered to the Company by Crowe LLP were as follows for the years ended December 31:

	2025	2024
Audit fees	$1,995,500	$1,500,000
Audit related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1,995,500	$1,500,000

Aggregate fees for professional services rendered to the Company by Eide Bailly LLP were as follows for the years ended December 31:

	2025	2024
Audit fees	$—	$275,000
Audit related fees	57,750	36,000
Tax fees	—	—
All other fees	—	—
Total	$57,750	$311,000

Audit Fees.  In the years ended December 31, 2025 and December 31, 2024, Crowe LLP rendered audit services, which consisted of the audit of the Company’s consolidated financial statements and internal control over financial reporting for the years then ended. In the year ended December 31, 2024, Eide Bailly rendered audit services for the review of the Company’s interim financial statements for the quarter ended March 31, 2024.

Audit Related Fees. In the years ended December 31, 2025 and December 31, 2024, Eide Bailly rendered other audit related services for professional assurance and consent letters.

Tax Fees.  Neither Crowe LLP nor Eide Bailly rendered any tax services to us during 2025 or 2024.

All Other Fees.  Neither Crowe LLP nor Eide Bailly rendered any other services to us during 2025 or 2024.

Audit and Non-Audit Services Pre-Approval Policy

The Audit Committee’s charter provides that the Audit Committee must pre-approve services to be performed by the Company’s independent registered public accounting firm. In accordance with that requirement, the Audit Committee pre-approved the engagement of Crowe LLP and Eide Bailly pursuant to which it provided the services described above for the fiscal years ended December 31, 2025 and 2024, respectively.

PART IV

Item 15.    Exhibits and Financial Statement Schedules.

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

10.10(1)

First Foundation Inc. Form of Restricted Stock Unit Agreement for 2024 Equity Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on May 29, 2024).

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

Exhibit No.	Description

10.18(1)

Amended and Restated Change in Control Agreement Severance Compensation Agreement, dated August 6, 2020, by and between the Company and John Hakopian (incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K, filed on February 28, 2023).

10.19(1)

Employment Agreement, dated May 8, 2023, by and between First Foundation Bank and David Mitsuuchi, as amended by that certain First Amendment, dated as of December 31, 2024, and that certain Second Amendment, dated November 18, 2025 (incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K, filed on March 16, 2026).

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

19.1	Insider Trading Policy (incorporated by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K, filed on March 17, 2025).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K, filed on March 17, 2025).

23.1	Consent of Eide Bailly, LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K, filed on March 16, 2026).

23.2	Consent of Crowe, LLP, independent registered public accounting firm (incorporated by reference to Exhibit 23.2 to the Company’s Annual Report on Form 10-K, filed on March 16, 2026).

31.1

Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.1 to the Company’s Annual Report on Form 10-K, filed on March 16, 2026).

31.2

Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 31.2 to the Company’s Annual Report on Form 10-K, filed on March 16, 2026).

31.3(2)	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4(2)	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K, filed on March 16, 2026).

32.2

Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002(incorporated by reference to Exhibit 32.2 to the Company’s Annual Report on Form 10-K, filed on March 16, 2026).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Irving, Texas on March 31, 2026.

FIRST FOUNDATION INC.

By:	/s/ THOMAS C. SHAFER
Thomas C. Shafer
Chief Executive Officer

S-1